Form 10-K
period 1993-12-31
HERTZ CORP
filed 1994-03-08
CIK 47129

                                 F O R M   10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

For The Fiscal Year Ended December 31, 1993    OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 1-7541

                   T H E    H E R T Z    C O R P O R A T I O N
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-1938568
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

225 Brae Boulevard, Park Ridge, New Jersey                        07656-0713
(Address of principal executive offices)                          (Zip Code)

                                (201) 307-2000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
           Title of each class                         on which registered
6-5/8% Junior Subordinated Notes due July 15, 2000   New York Stock Exchange
7% Junior Subordinated Notes due July 15, 2003       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   .   No______.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None (all of the voting stock of the registrant is owned by Ford Motor Company, AB Volvo, Park Ridge Limited Partnership and Commerzbank Aktiengesellschaft).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1993: Common Stock, $1 par value - Class A, 200 shares; Class B, 311 shares; and Class C, 490 shares.

                      Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933:  None.

                              Page 1 of 133 pages

                        The Exhibit Index is on page 70

                                     PART I

ITEM 1.  BUSINESS.

General

     The Hertz Corporation and its subsidiaries ("Hertz"), affiliates, independent licensees and associates are engaged principally in the business of renting automobiles and renting and leasing trucks, without drivers, in or through approximately 5,200 locations throughout the United States and in over 140 foreign countries. Collectively, they operate what the registrant believes is the largest rent a car business in the world and one of the largest one-way truck rental businesses in the United States. In addition, through its wholly-owned subsidiary, Hertz Equipment Rental Corporation, Hertz operates what it believes to be the largest rental, lease and sale of construction and materials handling equipment business in the United States. Other activities of Hertz include the sale of its used vehicles, the leasing of automobiles, primarily in Europe, Australia and New Zealand, operating car dealerships in Belgium and providing claim management and telecommunications services in the United States.

     The registrant, which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1924. UAL Corporation ("UAL") (formerly Allegis Corporation) purchased all of the registrant's outstanding capital stock from RCA Corporation ("RCA") on August 30, 1985. Park Ridge Corporation ("Park Ridge") purchased all of the registrant's outstanding capital stock from UAL on December 30, 1987. On July 19, 1993, Park Ridge (which had no material assets other than the registrant) was merged with and into the registrant, with the prior stockholders of Park Ridge becoming the stockholders of the registrant. See Notes 1 and 7 of the Notes to Consolidated Financial Statements included in this Report.

     For information with respect to the relative contributions to revenue of the various classes of services of Hertz' business, reference should be made to the Selected Financial Data included in this Report. For information with respect to business segments of Hertz, reference should be made to Note 10 of the Notes to Consolidated Financial Statements included in this Report.


Rent A Car

     Hertz provides rent a car service throughout the United States, including virtually all major U.S. cities, and in major foreign countries. Rent a car service is also provided through independent licensees and associates (see Business - Licensees and Associates). A wide variety of makes and models of automobiles are used for daily rental purposes, nearly all of which are current year or the previous year's models. Car rentals are made on a daily, weekly or monthly basis, the rental charge being computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Rates vary at different locations depending on local market, competitive and cost factors, and most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. Other services provided to customers include public liability and property damage protection. In the United States, Hertz owns operations in approximately 725 locations and its domestic licensee locations number approximately 450 and, currently, together they hold a combined fleet of approximately 172,000 vehicles. Outside the United States, and primarily in Europe, the Hertz system is serviced through approximately 1,600 company owned or authorized locations and 2,425 licensee locations with approximately 125,000 vehicles. In addition to vehicle rentals and licensee fees, revenues are generated from providing customers with ancillary products such as loss or collision damage waiver, theft protection, liability insurance supplement, personal accident insurance and personal effects coverage. Rent a car operations are subject to seasonal factors with the greatest activity occurring in the second and third calendar quarters (see Note 13 of the Notes to Consolidated Financial Statements included in this Report).


     Hertz and certain licensees, under the Hertz "Rent it Here-Leave it There" program, offer customers in most parts of the world the convenience of leaving a rented car at a Hertz or licensee location in a city other than the one in which it was rented. Depending upon rental location and distance driven, a drop off charge or a special intercity rate may be imposed if the vehicle is not returned to the same location from which it is rented.


     A centralized reservations service is also offered within the continental United States by use of a toll free telephone number. In addition, through "The Hertz #1 Club", Hertz maintains a computerized data retrieval system on participating customers' preferences as to type of car and other information typically needed prior to the rental of a car, so that, when #1 Club members make a reservation using their membership number, the renting location is able to have a rental agreement prepared prior to the time of their arrival. A similar service is available to Hertz' customers in certain foreign countries under the name "Hertz No. 1 Club". In addition, a Hertz charge card is offered for use by Hertz customers in connection with car rental services.


     At most major airport locations within the United States, Canada, Europe and Australia, Hertz offers "Hertz #1 Club Gold," which is an expedited rental service designed for the frequent traveler. Enrollment is by application, which provides for the payment of an annual membership fee. The terms governing all rentals using this service are contained in the member's enrollment agreement. Hertz #1 Club Gold encompasses two services, canopied and counter service. When using #1 Club Gold canopy service, which is available at a number of major airport locations within the United States and the United Kingdom, the counter rental transaction is eliminated and members are taken by the Hertz courtesy bus to a separate canopied rental area, where an electronic sign board directs them to their assigned car, which is ready to go. Usually, there is nothing to sign. After presenting their driver's license and rental record at the gate, they are on their way. Hertz #1 Club Gold counter service is available at many airport locations where #1 Club Gold canopied service is unavailable, in which case, members with #1 Club Gold reservations proceed to a special counter for members, where they receive their rental record and are directed to their pre-assigned car so they can be on their way as quickly as possible.


     Hertz also participates in packaged tour plans in conjunction with airlines, tour operators and hotels under which a certain period of rent a car usage is included with air fare, and often hotel accommodations, at a combined quoted price.

     Automobile maintenance centers are operated at airports and in certain urban and suburban areas, providing maintenance facilities for the rental fleet. Many of these facilities, which include automatic car washes and vehicle diagnostic and repair equipment, are accepted by automobile manufacturers as eligible to perform warranty work. Collision damage and major repairs are generally performed by independent contractors.

     Hertz believes that a majority of its customers are from cities other than those in which the automobiles are rented. Rent a car facilities are operated at virtually all major airports and at downtown locations in major cities in the United States. Hertz estimates that airport revenues accounted for approximately 90% of its rent a car revenues in the United States in 1993. Arrangements are also in effect at hotels, motels and railroad terminals to facilitate car rentals at such locations.


     The foreign rent a car operations of Hertz that generated the highest volumes of business during 1993 are those conducted in France, Germany, the United Kingdom, Italy, Canada, Spain, Australia and Switzerland. These operations are conducted by wholly-owned subsidiaries of Hertz. In general, Hertz' foreign rent a car operations are conducted along lines similar to those of rent a car operations of Hertz in the United States. Hertz believes there are no unusual risks associated with its foreign operations.


     Hertz' ability to withdraw earnings or investments from foreign countries is, in some cases, subject to exchange controls and the utilization of foreign tax credits. It may also be affected by fluctuations in exchange rates for foreign currencies and by revaluation of such currencies in relation to the U.S. dollar by the governments involved. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Rent a car operations in currency of the foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of restrictions. Hertz does not believe currency restrictions or other regulations have had any material impact on its operations as a whole.


Equipment Rental and Sales


     Hertz also rents, leases and sells a wide range of construction and materials handling equipment to construction, industrial and governmental users through its subsidiaries, Hertz Equipment Rental Corporation ("HERC") in the United States, a subsidiary of Hertz Equipment Rental International, Ltd. in Spain, and a subsidiary in France owned 51% by Hertz International, Ltd. and 49% by Equipment Rental Services Netherlands B.V., which operates under a license from HERC.


     Rentals are made on a daily, weekly or monthly basis. Rates vary at different locations depending on local market and competitive factors.


     HERC believes it operates the largest rental, lease and sale of construction and materials handling equipment business in the United States and has become so through providing superior equipment, operations and services.
In the United States, HERC operates 81 locations throughout the Northeast, Southeast, Southwest, Midwest and Gulf and West Coasts. The Spain subsidiary operates from one location and the France subsidiary operates from three locations.


     HERC operations are subject to seasonal factors with the greatest activity occurring in the second and third calendar quarters and its operations have been profitable.

Truck Leasing and Rental


     In 1988, the registrant sold its 50% interest in Hertz Penske Truck Leasing, Inc., which has been succeeded by Penske Truck Leasing Co., L.P., ("Penske"), and entered into a license agreement under which Penske has the right, as a Hertz System licensee, to conduct a one-way truck rental business (including trailers) for a 10 year period. The license agreement covers the entire United States, with certain exclusions for those cities and towns that were licensed to other Hertz System licensees, but under certain conditions, Penske may also operate in the localities of other Hertz System licensees.


     Penske currently maintains a one-way truck rental fleet of approximately 6,900 vehicles and is headquartered in Reading, Pennsylvania.


Car Leasing and Car Dealerships


     Hertz has car leasing operations in Europe, Australia and New Zealand, and car dealership operations in Belgium. Leases are generally closed-end where the disposition of vehicles on lease termination is for Hertz' account. Hertz owns all of its car leasing operations in the United Kingdom, Australia and New Zealand, and 98% of Axus, S.A., a leasing company which operates in Belgium, Luxembourg, Holland, France, Italy and Spain, and also operates car dealerships in Belgium. Axus, S.A. uses the Hertz name pursuant to a license from Hertz.


Claim Management


     Through its subsidiary Hertz Claim Management Corporation ("HCM"), Hertz provides a claim administration service to numerous customers, which includes investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability, product liability and workers compensation claims, but does not include underwriting of risks. In 1992, HCM became the claims administrator for workers compensation claims of the registrant, which are underwritten by an outside insurance carrier, and also became the administrator for the registrant's medical, dental and other employee health related benefit plans. HCM provides these services from 41 locations throughout the United States and its operations have been profitable.


Telecommunication


     In 1991, Hertz began providing telecommunication services through its subsidiary Hertz Technologies, Inc. ("HTI"). HTI markets custom designed voice and data telecommunication packages of rates and services and makes available to customers throughout the United States the opportunity to take advantage of Hertz' negotiated rates with its underlying carriers providing, among other things, discounted long-distance services. HTI provides these services from Oklahoma City and its operations have been profitable.

Insurance


     For its domestic operations, the registrant is a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states wherein its motor vehicles are registered. The registrant also self-insures general public liability and property damage for all domestic operations. Effective July 1, 1987, all claims are retained and borne by the registrant up to a limit of $5,000,000 for each accident. Self-insurance retention borne by the registrant for each accident prior to July 1, 1987 was as follows: $10,000,000 from September 1, 1986 to June 30, 1987; $1,000,000 and 50% of claims for amounts exceeding $1,000,000 up to $6,000,000 from February 17, 1985 to August 31, 1986; and
$1,000,000 prior to February 17, 1985.


  For its foreign operations, Hertz generally does not act as a self-insurer. Instead, Hertz purchases insurance to comply with local legal requirements from unaffiliated carriers. Effective January 1, 1993, motor vehicle liability insurance for claims arising on or after January 1, 1993, purchased locally from unaffiliated carriers by Hertz owned operations in Europe, has been reinsured by Hertz International RE Limited ("HIRE"), a newly formed reinsurer in Dublin, Ireland. HIRE effectively responds to the first $1,500,000 of motor vehicle liability for each accident, with excess liability insurance coverage maintained by Hertz with unaffiliated carriers.


     Provisions for public liability and property damage on self-insured domestic claims and reinsured foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 1993, this liability was estimated at $264 million for combined domestic and foreign operations.


     Hertz also maintains insurance coverage with unaffiliated carriers for such amounts in excess of those retained and borne by Hertz, as it determines to be necessary.


     Ordinarily, collision damage costs and the costs of stolen or unaccounted for vehicles are carried on a self-insured basis, with such costs being charged to expense as incurred.


     HERC generally requires its customers to provide their own liability insurance on rented equipment with HERC held harmless under various agreements.


     Other types of insurance usually carried by business organizations, such as workers compensation, property (including boiler and machinery and business interruption), commercial crime and fidelity and performance bonds, are purchased from various insurance companies in amounts deemed adequate by Hertz for the respective hazards.

Vehicle Acquisition and Disposition


     Hertz believes it is the largest single private purchaser of new vehicles in the United States, buying and leasing approximately 269,000 vehicles in 1993. The acquisition and disposition of vehicles are, thus, important activities for Hertz and have a significant impact on profitability. Hertz obtains, subject to availability, a majority of its cars pursuant to various fleet programs established by original equipment manufacturers ("OEMs"). Such vehicles are deemed "nonrisk" because Hertz is able to return these vehicles to the OEMs at pre-established prices and time frames. In 1993, in Hertz' domestic and foreign operations, approximately 91% of the vehicles in the fleet were "nonrisk". Hertz disposes of "at risk" vehicles, whereby Hertz bears the economic risk of their eventual disposal, through wholesalers and miscellaneous other channels such as auctions. In recent years, the dynamics of the new and used car markets have had a negative impact on Hertz' sales efforts and Hertz has responded by purchasing fewer risk vehicles and by refining the vehicle mix of its fleet. Upon the sale of a vehicle, the difference between the net proceeds from sale and the remaining book value is recorded as an adjustment to depreciation in the period when sold (see Note 7 of the Notes to Consolidated Financial Statements included in this Report.)


     The average holding periods of vehicles and other revenue earning equipment are as follows: car rental vehicles 6 to 9 months, car leasing vehicles 36 months, and other equipment 18 to 48 months. At December 31, 1993, the average ages of owned vehicles and other revenue earning equipment are as follows: car rental vehicles 5 months, car leasing vehicles 18 months, and other equipment 28 months. At December 31, 1993, approximately 23% of owned vehicles and all other revenue earning equipment were "at risk."


     Domestically, approximately 74% of the vehicles purchased or leased in 1993 were manufactured by Ford Motor Company ("Ford"), 2% were manufactured by General Motors Corporation and the remainder were manufactured by Japanese and European manufacturers. In its foreign operations, Hertz utilizes vehicles manufactured abroad by subsidiaries of Ford and by other manufacturers. The percentage of vehicles procured from Ford is expected to continue at approximately this level in the future, pursuant to a long-term supply contract between the registrant and Ford. Hertz conducts purchase negotiations for all of the Hertz owned rental locations. Negotiations include determination of the initial purchase price of the vehicle and establishment of the payment terms with individual dealers. New vehicle guarantees of repurchase and/or depreciation, approval for using Hertz locations for warranty repairs, as well as the establishment of cooperative advertising and promotion programs are negotiated with the manufacturers.


     The purchases of vehicles are financed through funds provided from operations and by an active and ongoing global borrowing program. Domestic short-term requirements are funded primarily in the commercial paper market, while medium and long-term funds are obtained from the U.S. bond market or the Euro-markets.

Licensees and Associates


     The Hertz Corporation's wholly-owned subsidiaries, Hertz System, Inc. ("System") and Hertz International, Ltd. ("International"), respectively, issue licenses under franchise arrangements to independent licensees who are engaged in the vehicle renting and leasing business in the United States and many foreign countries. These licensees generally pay fees based on the number of vehicles they operate and/or on revenues. Licensees also share in the cost of the Hertz advertising program, reservations system, and certain other services. In return, licensees are provided with the use of the "Hertz" name, management and administrative assistance, training, the availability of Hertz charge cards, #1 Club, reservations service, the "Rent it Here-Leave it There" program and other services. System, which owns the Hertz service and trademarks and certain proprietary knowhow used by licensees, establishes the uniform standards and procedures under which all such licensees operate. The Hertz name has significant value. It is well known domestically and in all major international markets.


     System licenses ordinarily are limited as to transferability without Hertz' consent and are terminable by Hertz only for cause or after a fixed term. Licensees may generally terminate for any reason on 90 days notice to System. In some instances, the licenses may require purchase by System of license rights. The establishment and operations of all licensees are financed independently by the licensee with Hertz having no investment interest in the licensee (except for three foreign licensees) or in the licensee's fleet. Licenses outside the United States are granted by International, with the consent of System. Initial license fees or the price for the sale to a licensee of a corporate location may be payable over a term of several years. New licenses continue to be issued and in some cases licensee businesses are purchased by Hertz.


     In a small number of foreign countries, Hertz is associated with certain car rental firms in joint representation, marketing and reservations arrangements under which each party pays commissions to the other on completed rentals originated through reservations made by the other party. (These firms are referred to as "associates" in this Report.)


     Licensees and associates are of importance since they enable Hertz to offer expanded national and international service and a broader "Rent it Here-Leave it There" program. License fees and other payments made by licensees and associates do not contribute materially to Hertz' income.

Advertising


     Hertz conducts an active national and international advertising program, the cost of which, as noted above, is supported in part by contributions of the independent licensees. Hertz is also a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz' advertising programs in the United States and abroad which feature the Ford name or products. The advertising campaign also involves cooperative advertising arrangements with airlines, hotels and others in the travel industry.


     During the five year period ended December 31, 1993, total advertising and related expenditures of Hertz' advertising programs were approximately as follows:

Paid By                           1993              1992               1991             1990           1989
- -------                         --------          --------           --------         --------       --------
                                                      (In thousands of dollars)
The Hertz Corporation
  and Subsidiaries              $101,281        $104,757           $105,871         $106,409        $ 95,458

Ford                              40,259          35,692             31,912           30,483          28,867

Licensees                          8,154           7,285              7,664            7,715          10,563
                                 -------         -------            -------          -------         -------

    Total                       $149,694        $147,734           $145,447         $144,607        $134,888
                                 =======         =======            =======          =======         =======


    In addition, the licensees spend additional amounts for local advertising and sales promotions which feature the Hertz name.


Employees


    On December 31, 1993, Hertz employed approximately 17,950 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 4,800 employees in the United States are presently in effect with 96 local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts which cover approximately 2,300 of these employees will expire during 1994. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans, and an income savings plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Hertz has had no material work stoppage as a result of labor problems during the last 10 years. Hertz believes its labor relations to be good.

Competition


    Hertz believes that, collectively with its affiliates, independent licensees and associates, its rent a car business is the largest in the world; that its licensed one-way truck rental business is one of the largest in the United States; and believes that its construction and materials handling equipment rental, lease and sales business is the largest in the United States. Hertz has substantial competitors with large resources in its rent a car and truck rental activities who compete with Hertz in all principal aspects of these activities, including price and service. Hertz is also faced with substantial competition from a growing number of smaller operators. At substantially all of its airport locations, it is faced with competition from one or more competitors on and off the airport. Competition in all of Hertz' areas of business is now, and is expected to continue to be, active and intense.



Governmental Regulation


    Throughout the world, Hertz is subject to numerous types of governmental controls, including those relating to price regulation and advertising, currency controls, labor matters, charge card operations, environmental protection, used vehicle sales and franchising.


    The use of automobiles and other vehicles is subject to various governmental controls designed to limit environmental damage, including that caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional equipment failure requiring repair by Hertz. To comply with environmental regulations, measures are being taken at certain locations to reduce the loss of vapor during the fueling process and to maintain and replace underground fuel storage tanks. Hertz is also incurring and providing for expenses for the cleanup of fuel discharges and other alleged violations of environmental laws arising from the disposition of waste products. Hertz does not believe that it will be required to make any material capital expenditures for environmental control facilities or to make any other material expenditures to meet the requirements of governmental authorities in this area.


    Hertz' operations, as well as those of its competitors, could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies, the operations of all vehicle renting and leasing companies could be adversely affected.

ITEM 2.  PROPERTIES.


    Hertz' operations are carried on at approximately 1,800 locations at rental and sales offices and service facilities located at airports and in downtown and suburban areas. Most of such premises are leased, except for 93 which are owned in fee. Substantially all airport locations are leased from governmental authorities charged with the operation of such airports under arrangements generally providing for payment of rents and a percentage of revenues with a guaranteed annual minimum (see Note 9 of the Notes to Consolidated Financial Statements included in this Report).


    Hertz has facilities in the vicinity of Oklahoma City, operated under capital leases, at which reservations for its worldwide car rental operations are processed and major domestic accounting functions are performed. Hertz maintains its executive offices in a leased facility in Park Ridge, New Jersey in which Hertz has a 50% equity interest.



ITEM 3.  LEGAL PROCEEDINGS.


    Various legal actions, governmental investigations and proceedings, and claims are pending or may be instituted or asserted in the future against the registrant and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is reasonably possible that certain of the actions, investigations or proceedings could be decided unfavorably to the registrant or the subsidiary involved. Although the amount of liability at December 31, 1993 with respect to these matters cannot be ascertained, such liability could approximate up to $1.7 million (net of income tax benefits), and the registrant believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the registrant.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


    Not required.




                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


    There is no market for the registrant's common stock. All of the voting stock of the registrant is owned by Ford Motor Company, AB Volvo, Park Ridge Limited Partnership and Commerzbank Aktiengesellschaft.

ITEM 6.  SELECTED FINANCIAL DATA.

    On July 19, 1993, Park Ridge was merged with and into the registrant. The merger has been recorded as a "pooling of interests". Under this method of accounting, when the entities before and after a merger are under common control with the same management, the operations are combined at historical cost. Consequently, the selected consolidated financial information of the registrant set forth in the following table prior to 1993 has been restated for all periods prior to the effective date of the merger, and is identical to and has been extracted from the audited consolidated financial statements of Park Ridge for such periods. The selected financial data for 1993 has been extracted from the audited consolidated financial information of the registrant for the year ended December 31, 1993. The information in the tables and the notes thereto should be read in conjunction with the "Management's Discussion and Analysis" and the registrant's consolidated financial statements and the notes thereto, which are included elsewhere in this Report.

                                                                         Years Ended December 31,
                                                         ---------------------------------------------------------
                                                          1993          1992        1991         1990        1989
                                                         ------        ------      ------       ------      ------
                                                                               (In Millions)
REVENUES:
 Car rental                                             $2,156        $2,095       $1,972       $2,074      $1,862
 Construction equipment rental and sales                   216           209          213          233         191
 Car leasing                                               209           241          222          200         128
 Car dealerships, claim administration,
    etc.                                                   274           271          219          160          72
                                                        ------        ------       ------       ------      ------
                                                         2,855         2,816        2,626        2,667       2,253
                                                        ------        ------       ------       ------      ------
EXPENSES:
 Direct operating                                        1,647         1,627        1,486        1,470       1,239
 Depreciation of revenue earning
    equipment                                              524(a)        497(b)       493          526         463
 Selling, general and administrative                       336           353          339          348         290
 Interest, net of interest income of
    $11, $4, $10, $25 and $20                              246           307          304          300         253
                                                        ------        ------       ------       ------      ------
                                                         2,753         2,784        2,622        2,644       2,245
                                                        ------        ------       ------       ------      ------

INCOME BEFORE INCOME TAXES                                 102            32            4(b)        23           8

PROVISION (BENEFIT) FOR TAXES ON
    INCOME                                                  49(a)         22(b)        (1)(b)      (11)(c)      (1)
                                                        ------        ------       ------       ------       ------

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGES IN ACCOUNTING PRINCIPLES                       53            10            5           34           9
CUMULATIVE EFFECT ON PRIOR YEARS OF
  CHANGES IN METHOD OF ACCOUNTING FOR -
     Postretirement Benefits (d)                             -            (4)           -            -           -
     Vehicle Warranties (e)                                  -             -           (4)           -           -
     Income Taxes (f)                                        -             -            -            -          (2)
                                                        ------        ------       ------       ------       ------

NET INCOME                                              $   53        $    6       $    1       $   34      $    7
                                                        ======        ======       ======       ======      ======

Ratio of Earnings to Fixed Charges (g)                     1.3           1.1          1.0          1.1         1.0
Balance Sheet Data at End of Period:
   Total Assets                                         $4,688        $4,222       $4,294       $4,334      $4,152
   Total Debt                                            2,940         2,550        2,702        2,798       2,716
   Shareholders' Equity                                    617           580          599          600         542
   Ratio of Total Debt to
      Shareholders' Equity                                 4.8           4.4          4.5          4.7         5.0

- ----------
(a) thru (g) see pages 13 and 14.

    (a) Depreciation of revenue earning equipment for the year 1993 includes net credits of $28.1 million as compared to net credits of $16.9 million in 1992, primarily attributable to higher proceeds received in 1993 on disposal of the equipment. The tax provision for the year 1993 includes a $1.1 million charge relating to the increase in net deferred tax liabilities as of January 1, 1993 due to changes in the tax laws enacted in August 1993, and a $2.0 million credit resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between its former parent companies, UAL and RCA.

        Effective January 1, 1993, the registrant adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS No. 109"), which requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The changes made in FAS No. 109, as they relate to the registrant, did not have a material effect on the registrant's consolidated financial position, results of operations or cash flows.


    (b) Depreciation of revenue earning equipment for the year 1992 includes net credits of $16.9 million as compared to net charges of $5.4 million in 1991, primarily attributable to higher proceeds received in 1992 on disposal of the equipment and the elimination of losses incurred in 1991 due to the increase in 1992 of "nonrisk" vehicles acquired which are returned to the vehicle manufacturers at pre-established prices.

        The tax provision includes credits of $9.8 million, $16.7 million, and $38.8 million for the years 1992, 1991 and 1990, respectively, resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the registrant and its former parent companies, UAL and RCA, and the reversal of tax accruals no longer required and benefits realized relating to certain foreign operations. The tax provision for the year 1991 also includes benefits of $5.5 million related to the close down and sale of certain unprofitable foreign operations.

        The decrease in income before income taxes for the year ended December 31, 1991, as compared to the prior year, was due to provisions made in 1991 of approximately $20 million primarily incurred to close down certain unprofitable foreign operations and depreciation adjustments made to residual values of certain vehicles, $15 million of lower interest income in 1991 primarily relating to refunds of prior years' income taxes, and the adverse effects of the decrease in travel due to the war in the Persian Gulf and a slowdown in the economy. The decrease was partly offset by net credits of $8.9 million relating to the sale and disposition of certain properties.


    (c) The tax provision for the year 1990 was favorable as compared to the tax provision for the prior year due to credit adjustments of $38.8 million recorded in 1990, resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the registrant and its former parent companies, UAL and RCA.

    (d) Effective January 1, 1992, the registrant adopted the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions ("FAS No. 106"), which requires that postretirement health care and other non-pension benefits be accrued during the years the employee renders the necessary service. Prior to 1992, the registrant accrued for such benefits on a pay-as-you-go basis. As of January 1, 1992, the registrant recorded a cumulative decrease in net income of $4.3 million (net of $2.7 million tax benefit) as a result of implementing FAS No. 106.


    (e) Effective January 1, 1991, the registrant adopted the provisions of FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts ("FAS No. 90-1"), which requires that proceeds received from warranty contracts should be deferred and recognized in income on a straight line basis over the contract period, and costs of services performed under the contract should be charged to expense as incurred. Prior to 1991, when vehicles were sold under an extended warranty contract, the proceeds received by the registrant under such contract, net of estimated costs to be incurred in fulfilling obligations under those contracts, were recorded in income when the sale occurred. As of January 1, 1991, the registrant recorded a cumulative decrease in net income of $3.5 million (net of $2.2 million tax benefit) as a result of implementing FAS No. 90-1.


    (f) Effective January 1, 1989, the registrant adopted the provisions of Statement of Financial Accounting Standards No. 96, Accounting for Income Taxes ("FAS No. 96"), which requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. In addition, deferred tax amounts are recorded with respect to assets and liabilities acquired in business combinations prior to adoption, when prior years' financial statements are not restated to reflect adoption of FAS No. 96. The cumulative decrease in net income as a result of implementing FAS No. 96 was $2 million.


    (g) Earnings have been calculated by adding interest expense and the portion of rentals estimated to represent the interest factor to income before income taxes. Fixed charges include interest charges (including capitalized interest) and the portion of rentals estimated to represent the interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.




1993 vs. 1992



    Revenues in 1993 of $2,855 million increased by $39 million as compared to 1992. This improvement was primarily attributable to gains in the car rental operations resulting from a greater number of transactions and domestic rate increases, and higher revenues in telecommunication services and construction equipment rental and sales due to increased volume. These increases were principally offset by decreases in car leasing and car rental revenues resulting from changes in foreign exchange rates.


    Total expenses decreased $31 million to $2,753 million in 1993 as compared to $2,784 million in 1992. Direct operating expense increased principally due to higher costs in the car rental operations and in telecommunication services; these increases were partly offset by decreases resulting from changes in foreign exchange rates. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and the discontinuance by the domestic automobile manufacturers of fleet purchase cash incentives; partly offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value, principally relating to the foreign and the construction equipment rental operations. In 1993, approximately 91% of the vehicles in the fleet were "nonrisk", which at the time of disposition will not result in any gain or loss. Selling, general and administrative expense decreased primarily due to lower administrative and advertising costs and changes in foreign exchange rates. The decrease in interest expense was primarily due to lower interest rates and higher interest income in 1993.


    The tax provision of $49 million in 1993 was $27 million higher than the tax provision in 1992, primarily due to higher income before income taxes in 1993 and changes in effective tax rates. The 1993 tax provision includes a $1.1 million charge relating to the increase in net deferred tax liabilities as of January 1, 1993 due to changes in the tax laws enacted in August 1993. The 1993 and 1992 tax provisions include credits of $2.0 million and $9.8 million, respectively, resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the registrant and its former parent companies, UAL and RCA. See Item 6 - Selected Financial Data and the notes thereto, and Notes 1 and 8 of the Notes to Consolidated Financial Statements included in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).


1992 vs. 1991



    Revenues in 1992 of $2.8 billion increased by $.2 billion as compared to 1991. This improvement was primarily attributed to higher revenues in the car rental operations resulting from an increase in travel and changes in exchange rates; increased revenues in claim administration and telecommunication services due to increased volume in the businesses partly due to acquisitions; and, in Europe, higher revenues in car leasing and car dealership operations due to the higher volume of business, changes in the mix of vehicles being leased, and changes in exchange rates. These increases were partly offset by lower revenues in the foreign operations of construction equipment rental and sales.




    Total expenses increased $.2 billion to $2.8 billion in 1992 as compared to $2.6 billion in 1991. Direct operating expense increased principally due to higher volume in the car rental operations, increased costs in the claim administration and telecommunications service operations, higher costs in the domestic car rental operations for public liability and property damage claims, and net credits of $8.9 million included in 1991 relating to the sale and disposition of certain properties. Depreciation of revenue earning equipment increased primarily due to an increase in 1992 in the size of the car rental fleet and higher prices for the automobiles, substantially offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value, and the additional depreciation recorded in 1991 to adjust residual values of certain vehicles partly related to the close down of certain unprofitable foreign operations. The adjustments included in depreciation of revenue earning equipment upon disposal of the equipment were $16.9 million credit in 1992 and $5.4 million charge in 1991; the improvement in 1992 was primarily attributable to the elimination of losses incurred in 1991 due to the increase in "nonrisk" vehicles in 1992, and higher proceeds received in 1992 on the sale of other equipment. In 1992, approximately 93% of the vehicles in the fleet were "nonrisk", which at the time of disposition will not result in any gain or loss. Selling, general and administrative expense increased primarily due to higher administrative expenses partly due to changes in exchange rates. The increase in interest expense was due to higher debt levels partly offset by lower interest rates in 1992.




    The tax provision of $22 million in 1992 was higher than the tax benefit of $1 million in 1991, primarily due to higher income before income taxes in 1992 and larger tax credits included in 1991. Tax credits of $9.8 million were included in 1992 and $22 million were included in 1991 resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the registrant and its former parent companies, UAL and RCA, and in 1991 the reversal of tax accruals no longer required and benefits realized relating to certain foreign operations. See Item 6 - Selected Financial Data and the notes thereto, and Notes 1 and 8 of the Notes to Consolidated Financial Statements included in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).



Liquidity and Capital Resources


    Hertz' principal assets are highly liquid, consisting mainly of passenger automobiles and fairly standard classes of construction equipment. Disposal channels for these assets, including availability of vehicle manufacturers' guaranteed buyback programs, are large, well defined, and capable of absorbing Hertz' short fleet rotation requirements. Customer accounts receivable also turn rapidly and generate significant liquidity with approximately 30 days of sales outstanding. Cash requirements are highly seasonal, peaking when fleet acquisitions are the heaviest. In the annual business cycle, a typical low point for cash needs occurs during the fourth quarter. Hertz funds its domestic short-term borrowing requirements in the commercial paper market and through credit facilities with various banks. Hertz also has access to all global capital markets for its long-term debt requirements. Funding requirements of Hertz' foreign operations are generally provided through local currency short-term and revolving loans with local banks.


    During 1993 net cash flows used for operating activities of $558 million were primarily used for the net expenditures of revenue earning equipment. These expenditures were funded by net borrowings of $442 million, which included proceeds from the issuance of long-term debt of $846 million.


    The registrant has on file with the Securities and Exchange Commission, under Rule 415, a Registration Statement on Form S-3 which, as of December 31, 1993, allows the registrant to offer from time to time up to $300 million aggregate principal amount of its unsecured senior and senior subordinated debt securities on terms to be determined at the time the securities are offered for sale. In connection with this filing, the registrant issued in April 1993, $100 million, 6-1/2% Senior Notes, which mature April 1, 2000; issued in October 1993, $100 million, 6-3/8% Senior Notes, which mature October 15, 2005; and subsequently issued in February 1994, $150 million, 6% Senior Notes, which mature February 1, 2001. The funds were used for general corporate purposes and to reduce short-term borrowings.


    In July 1993, the registrant filed with the Securities and Exchange Commission, under Rules 415 and 430A, an additional Registration Statement on Form S-3, which allowed the registrant to offer from time to time up to $500 million aggregate principal amount of its unsecured debt securities, which may be senior, senior subordinated or junior subordinated in priority of payment, on terms to be determined at the time the securities are offered for sale. In connection with this filing, the registrant issued on July 19, 1993, $150 million, 6-5/8% Junior Subordinated Notes, which mature July 15, 2000; and $250 million, 7% Junior Subordinated Notes, which mature July 15, 2003. The proceeds from these borrowings were used to repay $334.3 million promissory notes of Park Ridge and to reduce short-term borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).



Liquidity and Capital Resources (continued)



    As of December 31, 1993, under a lease agreement with a third party lessor, the registrant may, at its option, lease from the third party lessor up to $500 million net cost of vehicles at any one time. At December 31, 1993, the net cost of the vehicles leased under this agreement was approximately $407 million (see Note 7 of the Notes to Consolidated Financial Statements included in this Report).


    At December 31, 1993, Hertz had approximately $1.6 billion of consolidated unused lines of credit subject to customary terms and conditions, which includes unused amounts under domestic bank facilities totalling $500 million to support commercial paper and other short-term borrowings.


    At December 31, 1993, approximately $52 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.


    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires a more detailed disclosure of debt and equity securities held for investment, the methods to be used in determining fair value, and when to record unrealized holding gains and losses in earnings or in a separate component of shareholders' equity for fiscal years beginning after December 15, 1993. Implementation of the standard is not expected to have a material effect on Hertz' consolidated financial position, results of operations or cash flows.


    Financial reporting in the United States has traditionally been expressed by virtually all companies in terms of historical or actual costs only. Financial data comparing historical dollars expended or received in different years do not reflect the impact of inflation for Hertz, except, as of December 30, 1987, in accordance with the purchase method of accounting, assets and liabilities of Hertz were recorded at their estimated fair value. As a result of this change, the value of Hertz' net assets included the effects of inflation as of December 30, 1987. Since a significant portion of the assets of Hertz, namely "revenue earning equipment" is held for a short period of time, the effects of inflation on Hertz' financial data after December 30, 1987 are not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




    The Consolidated Balance Sheet of the registrant at December 31, 1993 and 1992, and the related Consolidated Statement of Income and Reinvested Earnings and Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991, and other financial statement schedules are set forth under Item 14 hereof.


    Selected quarterly data for each quarter of the years 1993 and 1992 is set forth in Note 13 of the Notes to Consolidated Financial Statements included in this Report.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.




    None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding the directors and executive officers of the registrant, and their ages as of February 7, 1994, are as follows:

   Name                               Age                   Position and Office
   -------------------------------    ---                   --------------------------
   Frank A. Olson                     61                    Chairman of the Board, Chief Executive
                                                              Officer and Director
   Craig R. Koch                      47                    President and Chief Operating Officer
   Daniel I. Kaplan                   51                    Executive Vice President
   Brian J. Kennedy                   52                    Executive Vice President, Sales and
                                                              Marketing
   William Sider                      60                    Executive Vice President and Chief
                                                              Financial Officer and Director
   Robert J. Bailey                   59                    Senior Vice President
   John E. Blake                      60                    Senior Vice President, Properties and
                                                              Facilities
   Donald F. Steele                   55                    Senior Vice President, Employee Relations
   Paul M. Tschirhart                 53                    Senior Vice President and General Counsel
   Antoine E. Cau                     46                    Vice President
   Joseph R. Nothwang                 47                    Vice President and General Manager, U.S.
                                                              Rent A Car Division
   Thomas J. Santorelli               52                    Vice President, Insurance
   Leo A. Massad, Jr.                 62                    Controller
   Robert H. Rillings                 53                    Treasurer
   Sally W. Staebler                  48                    Secretary
   Albert R. Dowden                   52                    Director
   Malcolm S. Macdonald               53                    Director
   Terrence F. Marrs                  48                    Director
   David N. McCammon                  59                    Director
   Mats Ola Palm                      52                    Director
   Peter J. Pestillo                  55                    Director
   Jurgen Reimnitz                    63                    Director

   All directors are elected annually to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. The election of directors is governed by a Stockholders Agreement dated as of July 7, 1993 among Ford, Park Ridge Limited Partnership, Ford Motor Credit Company, AB Volvo, Commerzbank Aktiengesellschaft, the registrant and Park Ridge.

   Directors are not paid any compensation for their services as directors but are reimbursed for expenses incurred in connection with attending directors' meetings.

   Officers are elected at the organization meeting of the Board of Directors held each year for a term of one year and they are elected to serve until the next annual meeting.

   Mr. Olson has been Chairman of the Board of Directors since June 1980, and a director of the registrant since November 1974. In August 1987, he became President and a director of Park Ridge Corporation (the registrant's parent prior to July 19, 1993), Park Ridge, New Jersey. From June 9, 1987 to December 12, 1987 he was Chairman of the Board, President and Chief Executive Officer of UAL Corporation, Elk Grove, Illinois (the registrant's former parent). He is also a director of Becton, Dickinson and Co., Franklin Lakes, New Jersey; Cooper Industries, Inc., Houston, Texas; UAL Corporation, Chicago, Illinois; Commonwealth Edison Co., Chicago, Illinois; and Foundation Health Corporation, Rancho Cordova, California.

    Mr. Koch was elected President and Chief Operating Officer of the registrant on September 1, 1993. From February 1988 through August 1993 he served as Executive Vice President and President of North America Rent A Car operations of the registrant. He served as President and Chief Operating Officer of the registrant from May 1987 to February 1988. In October 1983 he became Executive Vice President and General Manager of the registrant's Rent A Car Division after having served as Vice President and General Manager since March 1980. He previously served as a director of the registrant from May 1987 to July 1993 and from October 1983 to September 1985.

    Mr. Kaplan was elected Executive Vice President of the registrant in May 1987. Previously, he was Vice President, Materials and Support Services from July 1982 to September 1982 and continued as a Vice President until May 1987. In September 1982, he was elected a director and President of Hertz Equipment Rental Corporation, a subsidiary of the registrant.

    Mr. Kennedy was elected Executive Vice President, Sales and Marketing of the registrant in February 1988. From May 1987 through January 1988, he served as Executive Vice President and General Manager of the Rent A Car Division of the registrant, prior to which, from October 1983, he served as Senior Vice President, Marketing.

    Mr. Sider was elected Executive Vice President and Chief Financial Officer of the registrant in February 1988. During the period January 1988 until July 1993, he served Park Ridge as a director and Executive Vice President - Finance at various times. From June 25, 1987 to December 31, 1987, he served as Chief Financial Officer of UAL Corporation, Elk Grove, Illinois. From October 1983 to February 1988, he served as Senior Vice President, Finance of the registrant. In April 1981, he was elected Vice President, Finance, and in 1980 served as Vice President and Controller of the registrant. He has been a director of the registrant since October 1983.

    Mr. Bailey was elected Senior Vice President of the registrant in May 1990. Previously, he served in various functions with the registrant since 1956, except for the years 1966 and 1981.

    Mr. Blake was elected Senior Vice President, Properties and Facilities of the registrant in February 1988. In December 1984, he was elected Vice President, Properties and Facilities. Previously, he served in various functions with the registrant since 1970.

    Mr. Steele was elected Senior Vice President, Employee Relations of the registrant in July 1984. Previously, he served in various functions with the registrant since 1972.

    Mr. Tschirhart was elected Senior Vice President and General Counsel of the registrant in October 1986 and was elected Secretary in February 1988. Previously, he served as Senior Counsel for United Airlines, Inc., Elk Grove, Illinois, since 1982.

    Mr. Cau was elected Vice President of the registrant and President of Hertz International, Ltd., a subsidiary of the registrant, in April 1990.
Previously, he served in various functions with Hertz International, Ltd. foreign operations since 1973.

    Mr. Nothwang was elected Vice President and General Manager U.S. Rent A Car on September 1, 1993. Previously he served as Division Vice President, Region Operations since 1985. He has served in various operating positions since 1976.



    Mr. Santorelli was elected Vice President, Insurance of the registrant in March 1986 and in September 1986, he was elected President of Hertz Claim Management Corporation, a subsidiary of the registrant. Previously, he served in various positions with the registrant since 1977.



    Mr. Massad was elected Controller of the registrant in July 1986. Previously, he served in various positions with the registrant since 1965.



    Mr. Rillings was elected Treasurer of the registrant in November 1986. Previously, he served in various positions with the registrant since 1961.



    Ms. Staebler was elected Secretary of the registrant in July 1993. She served as Vice President and Secretary of Park Ridge from November 1992 until July 1993. Ms. Staebler is Assistant General Counsel - Corporate Transactions for Ford. From 1986 until May, 1993, she was Associate Counsel - Corporate Transactions for Ford.



    Mr. Dowden was elected a director of the registrant and became a member of the Compensation Committee in July 1993. Mr. Dowden served Park Ridge as a director from April 1991 until July 1993 and as Executive Vice President from January 1993 until July 1993. He is President, Chief Executive Officer and director of Volvo North America Corporation and Senior Vice President of its parent company, AB Volvo. From 1986 to 1991 he was Executive Vice President (Deputy Chief Executive Officer) and director of Volvo North America Corporation.



    Mr. Macdonald was elected an Assistant Treasurer and a director of the registrant and became a member of the Audit Committee in July 1993. During the period December 1987 until July 1993, he served Park Ridge as a director, Executive Vice President, Vice President, and Treasurer at various times. He became an Assistant Treasurer of Ford on September 10, 1981. He is also a director of Ford Holdings, Inc.



    Mr. Marrs was elected a director of the registrant in July 1993. He served as a director of Park Ridge from December 1990 until July 1993 and Executive Vice President from January 1993 until July 1993. From 1988 until 1990 he was Manager of Finance - North American Financial Services Group of Ford.

    Mr. McCammon was elected a director of the registrant and became Chairman of the Audit Committee and a member of the Compensation Committee in July 1993. He served as a director and Executive Vice President of Park Ridge from August 1987 until July 1993. He was elected Vice President - Finance and Treasurer of Ford on October 13, 1987. Mr. McCammon is also a director of Ford Holdings, Inc. and Ford Motor Credit Company.




    Mr. Palm was elected a director of the registrant in July 1993. He was a director and Executive Vice President of Park Ridge from January 1993 until July 1993. He is President and Chief Executive Officer of Volvo Cars of North America, Inc. Prior to assuming his current responsibilities, Mr. Palm was Executive Vice President of Volvo Car Corporation, Gothenburg, Sweden. From 1985-1989 he was President of Volvo do Brasil Motores e Velculos S.A., in Curitiba, Brazil.




    Mr. Pestillo was elected a director of the registrant and Chairman of the Compensation Committee in July 1993. He served Park Ridge as Executive Vice President, director and Chairman of the Compensation Committee from August 1989 until July 1993. He is Executive Vice President, Corporate Relations of Ford. He was Vice President, Corporate Relations and Diversified Businesses of Ford from April 1990 to January 1993. From January 1986 to April 1990 he was Vice President, Employee and External Affairs for Ford. He is also a director of Rouge Steel Company.




    Mr. Reimnitz was elected a director of the registrant in July 1993. He served as a director of Park Ridge from June 1989 until July 1993. He has been a member of the Board of Managing Directors of Commerzbank Aktiengesellschaft since 1973. He is also a director of Commerzbank Capital Markets Corporation.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table sets forth the compensation earned and/or paid to the registrant's five most highly compensated executive officers for services rendered in all capacities to the registrant for the fiscal years ended December 31, 1993, 1992 and 1991. Compensation of the executive officers are reviewed and approved by the registrant's Compensation Committee and are determined in part by the operating performance and the contributions made to the consolidated results of the registrant. The members of the Compensation Committee are Peter J. Pestillo (Chairman), Albert R. Dowden and David N. McCammon, all of whom are directors of the registrant, are not employees of the registrant, and are not eligible to participate in the registrant's compensation plans.


                         SUMMARY COMPENSATION TABLE (5)


                        Annual Compensation
                    ---------------------------
                                                                       Other          Long Term
                                                                       Annual         Compen-          All Other
Name and                                          Salary     Bonus     Compen-        sation           Compen-
Principal Position                        Year      (1)       (2)      sation (3)     Payouts (2)      sation (4)
- -------------------------                 ----    ------     ------    --------       -----------      ---------
                                                            (In Thousands of Dollars)
Frank A. Olson                            1993      $620       $546       $ -             $339            $4
Chairman of the Board and                 1992       595        735         -                -             4
Chief Executive Officer                   1991       550        488         -                -             4

Craig R. Koch                             1993       348        293         -              169             4
President and Chief                       1992       325        342         -                -             4
Operating Officer                         1991       279        372         -                -             4

William Sider                             1993       292        183         -              102             4
Executive Vice President                  1992       280        245         -                -             4
and Chief Financial Officer               1991       255        157         -                -             4

Antoine E. Cau                            1993       226        132        66              136             -
Vice President                            1992       263        169        86                -             -
                                          1991       210        184        91                -             -

Daniel I. Kaplan                          1993       240        189         -               61             4
Executive Vice President                  1992       230         36         -                -             4
                                          1991       205         42         -                -             3

(1) Amounts included consist of salary payments for the respective year and amounts deferred pursuant to section 401(k) of the Internal Revenue Code.
(2) Includes executive and long term incentive bonuses earned and paid for the respective year. The long term incentive first year (1991) award was determined in 1992 and was paid in 1992, and such amounts were included in the amounts reported for 1991 under "Bonus"; 1992 awards paid in 1993 were included in 1993 under "Long Term Compensation Payouts"; 1993 awards to be paid in 1994 have not yet been determined.
(3)    Includes the following for the years 1993, 1992 and 1991 (in thousands):
       $36, $51 and $52 housing allowance; $6, $7 and $11 automobile use; and $24, $28 and $28 tax equalization payments, respectively.
(4) Represents the amounts contributed by the registrant to the Income Savings Plan for the respective year.
(5) The registrant has not granted or issued any stock options or stock appreciation rights.

Incentive Compensation Plans


    The registrant has an Executive Incentive Compensation Plan for key employees and officers of the registrant and its subsidiaries. The grant of awards and the size thereof depends upon the degree to which each operation's financial targets (pretax income and return on total capital, each as defined) approved by senior officers of the registrant and members of the registrant's Compensation Committee, are reached or exceeded. Performance is measured annually, and the awards are paid in full in the following year, or may be deferred pursuant to a prior election by a participant, to a period selected by the participant.


    In 1991, the registrant established a Long Term Incentive Plan for officers and other key employees of the registrant and its subsidiaries. The grant of awards and the size thereof will be determined by the achievement of certain qualitative and quantitative performance targets. A new four year performance cycle begins on each January 1. Performance is measured in four year periods and awards will be made in cash at the end of each performance period. The performance factors used include net income of the registrant relative to the net income average for the Dow 30 Industrials, market share and customer satisfaction. To phase in this plan, transitional grants were made as of January 1, 1991, covering one-year, two-year and three-year performance periods. Awards made in 1993 to the registrant's five most highly compensated executive officers are set forth in the table below.


                   LONG TERM INCENTIVE PLANS - AWARDS IN 1993


                          Performance
                            or Other             Estimated Future Payouts under Non-Stock
                          Period Until                      Price-Based Plans
                          Maturation or          ----------------------------------------
     Name                    Payout                  Threshold          Target         Maximum
- --------------            -------------              ---------         --------       ---------
                                                             (In Thousands of Dollars)
Frank A. Olson                 (1)                      $-0-             $375            $750

Craig R. Koch                  (1)                       -0-              188             375

William Sider                  (1)                       -0-              113             225

Antoine E. Cau                 (1)                       -0-              180             360

Daniel I. Kaplan               (1)                       -0-               68             135


(1) Awards for 1993 will be determined by 1993 performance versus performance for the three years ended December 31, 1992, and will be paid in 1994.

    The registrant also maintains Field Incentive Compensation Plans for certain employees of the registrant and its subsidiaries. Awards are made and paid annually based on the achievement of revenue and pretax income objectives. Each award is determined and approved by the registrant's Compensation Committee.

Income Savings Plan

    The Income Savings Plan of The Hertz Corporation ("Hertz") was established effective August 30, 1985. Prior thereto, Hertz salaried employees participated in the RCA Income Savings Plan ("RCA Plan"). The assets and liabilities maintained under the RCA Plan attributable to participating Hertz salaried employees were transferred as of September 1, 1985 to Hertz' Income Savings Plan (the "Plan"). Under the Plan, Hertz continued substantially the same provisions as provided under the RCA Plan, except for the following: (1) the RCA Stock Fund as an investment option was discontinued and was reinvested in other investment funds as elected by the participants, and (2) the eligibility requirement for salaried employees hired on or after September 30, 1985 was changed to two years of service in lieu of the one year of service previously required. Effective January 1, 1989, the eligibility requirement was reduced to one year of service.

    The Plan is a defined contribution plan available to certain full-time and part-time salaried employees of Hertz, who have been credited with at least 1,000 hours of service during any twelve consecutive months commencing on the day he/she is credited with his/her first hour of service. Employees covered by a collective bargaining agreement are not eligible to participate in the Plan.

    As explained below, Hertz contributes a fixed percentage of eligible employees' base salary. Employees may also elect to have Hertz contribute on their behalf, subject to a percentage limitation, any whole percentage of their base salary to the Plan, in lieu of being paid such salary in cash under a qualified cash or deferred arrangement described in Section 401(k) of the Internal Revenue Code. Prior to July 1, 1987, employees could also make their own contributions of their base salary, subject to a percentage limitation. Effective July 1, 1987, the Plan was amended whereby Hertz contributes a percentage of eligible employees' salary only if the employee elects to contribute a portion of his/her base salary. Hertz' contribution was 66% of the first 6% of the employee's contribution for a maximum Hertz match of 4% of the employee's base salary. Employee after tax contributions were eliminated. Effective January 1, 1988, the Plan was further amended to change Hertz' contribution from 66% to 50% of the first 6% of the employee's contribution for a maximum Hertz match of 3% of the employee's base salary. Effective July 1, 1991, Hertz' contribution was suspended and was resumed on January 1, 1992.

    Employees hired prior to January 1, 1987 become fully vested when contributions are made. Employees hired on or after January 1, 1987 become fully vested in the amount contributed by Hertz after the employee completes five years of service. Each Plan member determines the fund distribution to which contributions will be applied. The funds include the General Common Stock Fund, a commingled index fund investing in common stock (shares in medium to large-size companies chosen for the purpose of approximating the rate of growth for the S&P 500 Composite Stock Index); the Fixed Income Fund invested in a managed commingled fund with high quality fixed rate securities, as well as with insurance companies that guarantee interest rates at agreed upon levels; a Balanced Fund consisting of a mix of stocks or bonds ranging from 30% to 70% (stocks are in medium to large-size companies chosen for the purpose of approximating the rate of growth for the S&P 500 Composite Stock Index, and bonds are in U.S. Treasury and Agency issues, as well as, high quality Corporate issues). Plan funds may be invested in interim investments prior to investments in the General Common Stock Fund, Fixed Income Fund and the Balanced Fund. Distributions are based on the unit value of the employee's account as of the valuation date next occurring after retirement, termination of service, or withdrawal from the Plan. Withdrawals are subject to conditions stated in the Plan.

Pension Plan


    Effective August 30, 1985, The Hertz Corporation established the Retirement Plan for the Employees of The Hertz Corporation ("Hertz Plan"). Prior thereto, Hertz participated in the Retirement Plan for the Employees of RCA Corporation and Subsidiary Companies ("RCA Plan"). The assets and liabilities associated with benefits accrued by participating employees of Hertz as of August 30, 1985 were retained under the RCA Plan. Benefits accrued by Hertz' employees through August 30, 1985 will be paid under the RCA Plan. The Hertz Plan amended the RCA Plan in the form of a restated plan which continued the RCA Plan for Hertz employees without interruption.


    The Hertz Plan is qualified under the Internal Revenue Code and is a defined benefit plan for which contributions were made by the employees up to June 30, 1987 and by the employer. Effective July 1, 1987, the Hertz Plan was revised to an "Account Balance Pension Plan" under which Hertz pays the entire cost and employees are no longer required to contribute. Employees are eligible for participation in the Plan on the first day of the month coinciding with or following the date on which they complete one year of continuous service, as defined by the Employee Retirement Income Security Act of 1974 ("ERISA"). Employees covered by a collective bargaining agreement are not eligible unless their union contract makes the Hertz Plan applicable to them. Effective July 1, 1987, employees are credited annually with 3% of their pensionable earnings. This benefit is credited with guaranteed interest rates compounded annually based on rates issued by the Pension Benefit Guaranty Corporation in effect for the preceding December. In addition, all employees age 50 or over with 10 or more years of service as of July 1, 1987, will have an additional amount of their pensionable earnings credited to their account as follows: 1% for ages 50 through age 54, 2% for ages 55 through 59 and 3% for ages 60 and over.


    Officers of the registrant and its subsidiaries participate in the Hertz Plan. The amount of the normal retirement benefit under these plans is determined as a percentage of final average compensation (highest five of last ten years of covered compensation), based upon years of participation up to July 1, 1987. Effective July 1, 1987, the normal retirement benefit will be the value of their cash balance account accrued after July 1, 1987. The benefits are not offset by Social Security. Compensation covered by the Hertz Plan means all salary and wages, including overtime and premium pay, sales commissions and amounts paid under executive and field compensation plans. Set forth on the next page is a table indicating annual pension benefits payable under the plan formula prior to July 1, 1987, applicable to the Hertz Plan for participants in specified remuneration and years of service classifications, based on retirement at age 65 and selection of a straight life annuity (other annuity options are available, which would reduce the amounts shown on the following page). The amounts shown on the following page do not reflect limitations imposed by ERISA on retirement benefits which may be paid under plans qualified under the Internal Revenue Code. The registrant has instituted non-qualified pension plans for its officers to pay those benefits under the qualified plans which would otherwise be subject to the ERISA limitations. These plans have been filed with the Internal Revenue Service.

                               PENSION PLAN TABLE



  Final Five                                      Years of Participation in Plan
Years Average       -------------------------------------------------------------------------------------------
  Earnings             15               20               25              30               35              40
- -------------       --------         --------         --------        --------         --------        --------
  $175,000          $ 41,026         $ 54,701         $ 68,376        $ 82,051         $ 95,726        $109,402
   225,000            52,996           70,661           88,326         105,991          123,656         141,322
   275,000            64,966           86,621          108,276         129,931          151,586         173,242
   325,000            76,936          102,581          128,226         153,871          179,516         205,162
   375,000            88,906          118,541          148,176         177,811          207,446         237,082
   425,000           100,876          134,501          168,126         201,751          235,376         269,002
   475,000           112,846          150,461          188,076         225,691          263,306         300,922
   525,000           124,816          166,421          208,026         249,631          291,236         332,842
   575,000           136,786          182,380          227,976         273,571          319,167         364,763
   625,000           148,756          198,341          247,927         297,511          347,096         396,682
   675,000           160,726          214,301          267,876         321,452          375,026         428,602
   725,000           172,696          230,261          287,826         345,391          402,956         460,522


    Credited service with the registrant and its subsidiaries for persons named in the cash compensation table is as follows: Mr. Olson - 27 years; Mr. Koch
- - 21 years; Mr. Sider - 27 years; and Mr. Kaplan - 15 years. Mr. Cau does not participate in the Hertz Plan or the RCA Plan.


Employment Agreements


    Messrs. Olson, Koch, Sider, and Kennedy serve the registrant under employment agreements which currently expire on April 30, 1999, April 30, 1999, June 30, 1997, and June 30, 1997, respectively. Mr. Cau serves a subsidiary of the registrant under an employment agreement dated January 1, 1990, as amended, that is terminable by either party under certain circumstances stated therein. Mr. Daniel I. Kaplan serves a subsidiary of the registrant under an employment agreement which currently expires on December 14, 1994. The employment agreements do not provide for any compensatory plan or arrangement or termination of employment or change in control, except for the compensation of Antoine E. Cau (portions of his contract which were filed as an Exhibit to the registrant's report on Form 10-K for the year 1990, were granted confidential treatment under Rule 24b-2). Employment agreements of Messrs. Olson and Koch are automatically extended one (1) additional year unless not later than December 31st of the preceding year, the registrant or the executive shall have given notice not to extend the agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


    Park Ridge purchased all of the registrant's outstanding capital stock from UAL on December 30, 1987. On July 19, 1993, Park Ridge (which had no material assets other than the registrant) was merged with and into the registrant, with the prior stockholders of Park Ridge becoming the stockholders of the registrant. As of December 31, 1993, 76% of the Preferred Stock and 49% of the Common Stock of the registrant was owned by Ford (with a Ford subsidiary), 20% of the Common Stock was owned by Park Ridge Limited Partnership ("Partnership"), whose general partner is Frank A. Olson, Chief Executive Officer of the registrant, 24% of the Preferred Stock and 26% of the Common Stock was owned by AB Volvo ("Volvo") and 5% of the Common Stock was owned by Commerzbank Aktiengesellschaft ("Commerzbank"). Election of directors, public and private sales of equity securities and other matters related to the registrant are governed by a Stockholders Agreement dated as of July 7, 1993 among Ford, the Partnership, Ford Motor Credit Company, Volvo, Commerzbank, the registrant and Park Ridge.


    The following table sets forth certain information with regard to the beneficial ownership of the outstanding capital stock of the registrant, by each director of the registrant individually and by all directors and officers of the registrant as a group. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them:


                                              Shares                    Percent of
                                              Beneficially              All Common
Beneficial Owner                              Owned                     Stock
- ----------------                              ------------              ----------

Class A Common Stock:
- ---------------------
Frank A. Olson                                   200 (1)                   20%

All directors and officers as a group            200                       20%




    (1) Represents 100% of Class A Common Stock. All such shares are owned by the Partnership of which Mr. Olson is the sole general partner with sole voting power with respect to such shares. Messrs. Olson and Sider, who are directors of the registrant, are limited partners of the Partnership.


    In connection with the acquisition of the registrant on December 30, 1987 by Park Ridge, the Partnership contributed $20 million to Park Ridge, which included $1.5 million in cash and a $18.5 million, 10% Secured Promissory Note (the "Partnership Note"). As of December 31, 1993, the registrant had a receivable of $27.1 million due from the Partnership relating to the Partnership Note. The Partnership Note is secured by a pledge of the Common Stock of the registrant owned by the Partnership and is payable out of the proceeds of a dividend, distribution or other disposition of the Partnership's Common Stock in accordance with the Partnership Note.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued).




    In May 1990, Ford (with a Ford subsidiary) loaned $150 million in the form of subordinated debt (the "FMCC Note") to Park Ridge, which was assumed by the registrant upon the merger and is subordinated in right of payment to all "Superior Indebtedness" (as defined for purposes of the FMCC Note). The FMCC Note bears interest at a floating rate and matures on May 17, 2000. In addition, upon the first to occur of certain events, the registrant will be required to accrue additional interest ("Contingent Interest") on the FMCC Note as a payable due on maturity of the FMCC Note and ranking pari passu with the FMCC Note. In the event of a sale by the registrant of the stock or assets of either (a) Hertz Equipment Rental Corporation and its subsidiaries and certain affiliates ("HERC", as defined for purposes of the FMCC Note) or 20% or more of the net assets of HERC or (b) certain subsidiaries and certain licenses of Hertz International, Ltd. ("Hertz Europe", as defined for purposes of the FMCC
Note) or 20% or more of the stockholder's equity of Hertz Europe, the registrant will be obligated to pay Contingent Interest equal to 50% of the amount by which the selling price thereof exceeds a base price thereof determined as of December 31, 1989 and adjusted thereafter to reflect changes in the net assets of HERC or changes in the stockholder's equity of Hertz Europe, respectively (computed on a pro rata basis if less than 100% is sold). In the case of the first such sale (whether relating to HERC or Hertz Europe), however, if the excess of the selling price over the adjusted base price of the entity being sold is less than the excess of the value of the entity not being sold (determined pursuant to an appraisal procedure) over its adjusted base price, then such sale shall not constitute an "event" for purposes of the preceding sentence. In the event of (x) the closing of an initial public offering of common stock issued by the registrant in accordance with the Stockholders Agreement among the registrant and its stockholders or (y) the FMCC Note becoming due and payable by reason of maturity, notice of prepayment or otherwise, the registrant will be obligated to pay Contingent Interest equal to 50% of the greater of (i) the amount by which the value of HERC (determined pursuant to an appraisal procedure) exceeds the adjusted base price thereof and
(ii) the amount by which the value of Hertz Europe (determined pursuant to an appraisal procedure) exceeds the adjusted base price thereof, except that if HERC or Hertz Europe or a portion thereof was sold prior to the event referred to in (x) or (y) and such sale did not result in the determination of Contingent Interest, then Contingent Interest shall be determined with respect to the entity so sold.




    In 1994, Ford expects to acquire additional shares of Common Stock of the registrant, including Commerzbank's 5% of the registrant's Common Stock bringing Ford's ownership of the registrant's voting stock to 54%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.




    Hertz is party to a cooperative advertising agreement with Ford (see Item 1
- - Business - Advertising included in this Report). In addition, for each of the five years ended December 31, 1993, Hertz' domestic revenue earning vehicles included approximately 70% Ford products and 2% Volvo products. In its foreign operations, Hertz utilizes vehicles manufactured abroad by subsidiaries of Ford (which for the five years ended December 31, 1993, represented in the aggregate approximately 40% of Hertz' fleet) and by other manufacturers. Ford products are purchased from dealers who are independent from Ford. The percentages of Ford and Volvo products purchased by Hertz are expected to continue at approximately this level in the future, pursuant to long-term supply contracts between the registrant and Ford and the registrant and Volvo. Hertz purchases the vehicles from Ford dealers and Volvo at competitive prices.





    In 1992, the registrant entered into a lease agreement with a third party lessor providing for the lease of vehicles purchased by the third party lessor under a repurchase program offered by Ford. Under the lease, which is accounted for as an operating lease, the registrant makes payment equal to the monthly depreciation and all expenses (including interest) of the third party lessor and is responsible for the remaining net cost on any vehicles that become ineligible under the repurchase program. At December 31, 1993, the net cost of the vehicles leased under this agreement was approximately $407 million. See Note 7 of the Notes to Consolidated Financial Statements included in this Report.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)   1.   Financial Statements:                                              Page
                                                                             -----
           (i)    The Hertz Corporation and Subsidiaries -

                     Report of Independent Public Accountants                  37

                     Consolidated Balance Sheet at December 31, 1993
                        and 1992                                             38-39

                     Consolidated Statement of Income and Reinvested
                        Earnings for the years ended December 31, 1993,
                        1992 and 1991                                          40

                     Consolidated Statement of Cash Flows
                        for the years ended December 31, 1993, 1992
                        and 1991                                             41-42

                     Notes to Consolidated Financial Statements              43-62

      2.   Financial Statement Schedules:

           (i)    The Hertz Corporation and Subsidiaries -

                     Schedule II - Amounts receivable from related
                        parties for the years ended December 31, 1993,
                        1992 and 1991                                          63

                     Schedule V - Revenue earning equipment, property
                        and equipment for the years ended December 31,
                        1993, 1992 and 1991                                  64-65

                     Schedule VI - Accumulated depreciation of revenue
                        earning equipment, property and equipment
                        for the years ended December 31, 1993, 1992
                        and 1991                                             66-67

                     Schedule VIII - Valuation and qualifying accounts
                        for the years ended December 31, 1993, 1992
                        and 1991                                               68
      3.   Exhibits:

           (3)    Articles of Incorporation and By-Laws.
                  (i)   Restated Certificate of Incorporation of The Hertz
                        Corporation -- incorporated herein by reference to Exhibit (3)(i) to the registrant's report on Form 8-K dated July 20, 1993 (File No. 1-7541).
                  (ii)  By-Laws of The Hertz Corporation adopted by its Board of
                        Directors on July 19, 1993 -- incorporated by reference to Exhibit (3)(ii) to the registrant's report on Form
                        8-K dated July 20, 1993 (File No. 1-7541).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued).

   3.    Exhibits (continued):

         (4) Instruments defining the rights of security holders, including indentures.
               (iii) At December 31, 1993, Hertz had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

         (10)  Material Contracts.

               (i)   (a)   Agreement dated December 30, 1985 between The Hertz
                           Corporation and Allegis Corporation incorporated herein by reference to Exhibit (10)(i)(a) to the registrant's report on Form 10-K for the year ended
                           December 31, 1985 (File No. 1-7541).

                     (b) Use Agreement dated December 30, 1985 between The Hertz Corporation and Allegis Corporation incorporated herein by reference to Exhibit
                           (10)(i)(b) to the registrant's report on Form 10-K for the year ended December 31, 1985 (File
                           No. 1-7541).

               (ii)(A) Stockholders Agreement dated as of July 7, 1993, among Ford Motor Company, Park Ridge Limited Partnership, Ford Motor Credit Company, AB Volvo, Commerzbank Aktiengesellschaft, The Hertz Corporation, Park Ridge Corporation, and the persons that become parties thereto pursuant to the terms thereof. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment of such omitted information under Rule 24b-2.)

               (ii)(B)(a) Agreement dated January 1, 1988 between The Hertz Corporation and Ford Motor Company (portions of this Exhibit have been omitted and granted confidential treatment under Rule 24b-2) incorporated herein by reference to Exhibit (10)(ii)(B)(a) to the registrant's report on Form 10-K for the year ended December 31, 1987 (File No. 1-7541).

                      (b) Agreement dated January 1, 1988 between Hertz System, Inc. and Ford Motor Company (portions of this Exhibit have been omitted and granted confidential treatment under Rule 24b-2) incorporated by reference to Exhibit (10)(ii)(B)(b) to the registrant's report on Form 10-K for the year ended December 31, 1987 (File No. 1-7541).

                      (c) Agreement dated September 25, 1992 between Hertz System, Inc. and Ford Motor Company. (Portions of this Exhibit have been omitted and granted confidential treatment under Rule 24b-2) incorporated by reference to Exhibit (10)(ii)(B)(c) to the registrant's report on Form 10-Q for the quarterly period ended September 30, 1992 (File No. 1-7541).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued).

   3.    Exhibits (continued):


         (10)  Material Contracts (continued):

            (iii)(A)  (a)  Employment contract with Frank A. Olson dated April
                           16, 1987, as amended December 30, 1987, incorporated by reference to Exhibit (10)(iii)(A)(a) to the registrant's report on Form 10-K for the year ended December 31, 1987 (File No. 1-7541).

                      (b) Employment contract with Craig R. Koch dated April 16, 1987, as amended December 30, 1987, incorporated by reference to Exhibit (10)(iii)(A)(b) to the registrant's report on Form 10-K for the year ended December 31, 1987 (File No. 1-7541).

                      (c) Employment contract with William Sider dated July 1, 1992, incorporated by reference to Exhibit
                           (10)(iii)(A)(c) to the registrant's report on Form 10-K for the year ended December 31, 1992 (File No. 1-7541).

                      (d) Employment contract with Brian J. Kennedy dated July 1, 1992, incorporated by reference to Exhibit
                           (10)(iii)(A)(d) to the registrant's report on Form 10-K for the year ended December 31, 1992 (File No. 1-7541).

                      (e) Employment contract with Daniel I. Kaplan dated December 14, 1989, incorporated by reference to Exhibit (10)(iii)(A)(f) to the registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-7541).

                      (f)  Employment contract with Antoine E. Cau dated
                           January 1, 1990, as amended April 4, 1990,
                           December 13, 1990 and December 18, 1990 (portions of this Exhibit have been omitted and granted confidential treatment under Rule 24b-2) incorporated by reference to Exhibit (10)(iii)(A)(f) to the registrant's report on Form 10-K for the year ended December 31, 1990 (File No. 1-7541).

                      (g) Executive Incentive Compensation Plan, incorporated by reference to Exhibit (10)(iii)(A)(g) to the registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-7541).

                      (h) Long Term Incentive Plan, incorporated by reference to Exhibit (10)(iii)(A)(h) to the registrant's report on Form 10-K for the year ended December 31, 1991 (File No. 1-7541).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued).



   3.    Exhibits (continued):



         (12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 1993.



         (21) Subsidiaries of the registrant. Listing of subsidiaries of the registrant at December 31, 1993.



         (23) Consents of experts and counsel. Consent to the incorporation by reference of report of independent public accountants in previously filed registration statements under the Securities Act of 1933.



(b)      Reports on Form 8-K:


         The registrant filed a Form 8-K dated October 15, 1993 reporting under Items 5 and 7 thereof (a) certain audited consolidated financial statements of Park Ridge, which prior to July 19, 1993 was the parent corporation of the registrant and which on July 19, 1993 was merged with and into the registrant,
(b) the report of Arthur Andersen & Co., independent public accountants, on such financial statements, and (c) the consent of Arthur Andersen & Co. to the inclusion of such report in Registration Statements on Form S-3 (File Nos. 33-39145 and 33-62902) filed by the registrant with the Securities and Exchange Commission covering the issuance of Debt Securities by the registrant.


         Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE HERTZ CORPORATION
                                                 (Registrant)




                                         By:  /s/ William Sider
                                             ----------------------------------
                                             William Sider
                                             Executive Vice President and
                                             Chief Financial Officer
                                             March 8, 1994


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the indicated capacities, on March 8, 1994:


 /s/ Frank A. Olson                      /s/ Craig R. Koch
- ---------------------------------       ---------------------------------------
Frank A. Olson                          Craig R. Koch
Chairman of the Board, Chief            President and Chief Operating Officer
Executive Officer and Director
(Principal Executive Officer)



 /s/ William Sider                      /s/ Leo A. Massad, Jr.
- ---------------------------------       ---------------------------------------
William Sider                           Leo A. Massad, Jr.
Executive Vice President and            Staff Vice President and Controller
Chief Financial Officer                 (Principal Accounting Officer)
and Director
(Principal Financial Officer)



 /s/ Terrence F. Marrs                  /s/ David N. McCammon
- ---------------------------------       ---------------------------------------
Terrence F. Marrs                       David N. McCammon
Director                                Director



 /s/ Peter J. Pestillo
- ---------------------------------
Peter J. Pestillo
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Hertz Corporation:

    We have audited the accompanying consolidated balance sheet of The Hertz Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and reinvested earnings and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hertz Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

    As explained in Note 1 to the consolidated financial statements, effective January 1, 1992 and January 1, 1991, the Company changed its methods of accounting for postretirement benefits other than pensions and for warranty contracts in order to comply with the Statement of Financial Accounting Standards No. 106 and the Financial Accounting Standards Board Technical Bulletin No. 90-1, respectively.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)2(i) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                          ARTHUR ANDERSEN & CO.


New York, New York
February 7, 1994

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)



                                     ASSETS


                                                                                        December 31,
                                                                               -----------------------------
                                                                                  1993               1992
                                                                               ----------         ----------

CASH AND EQUIVALENTS (Note 14)                                                 $   88,557          $  268,019


RECEIVABLES, less allowance for doubtful accounts
  of $6,862 (1992 - $8,496) (Schedule VIII)                                       434,423             608,238


DUE FROM AFFILIATES (Note 7)                                                      328,512              27,948


INVENTORIES, at lower of cost or market                                            33,643              40,037


PREPAID EXPENSES AND OTHER ASSETS (Note 1)                                        121,776             140,789


REVENUE EARNING EQUIPMENT, at cost (Note 7)
  (Schedules V & VI):
    Vehicles                                                                    2,685,220           2,115,813
      Less accumulated depreciation                                              (268,174)           (244,632)
    Other equipment                                                               436,024             410,429
      Less accumulated depreciation                                              (150,518)           (159,082)
                                                                               ----------          ----------

        Total revenue earning equipment                                         2,702,552           2,122,528
                                                                               ----------          ----------


PROPERTY AND EQUIPMENT, at cost (Schedules V & VI):
  Land, buildings and leasehold improvements                                      367,118             349,633

  Service equipment                                                               376,261             365,017
                                                                               ----------          ----------
                                                                                  743,379             714,650

    Less accumulated depreciation                                                (358,781)           (314,378)
                                                                               ----------          ----------

      Total property and equipment                                                384,598             400,272
                                                                               ----------          ----------



FRANCHISES, CONCESSIONS, CONTRACT COSTS AND
  LEASEHOLDS, net of amortization                                                   7,192               7,817


COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization (Note 5)                                        587,245             606,324
                                                                               ----------          ----------

                                                                               $4,688,498          $4,221,972
                                                                               ==========          ==========


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                        December 31,
                                                                               -----------------------------
                                                                                  1993              1992
                                                                               -----------       -----------
ACCOUNTS PAYABLE                                                               $  328,957           $ 380,287


ACCRUED SALARIES AND OTHER COMPENSATION                                            81,325              69,458


OTHER ACCRUED LIABILITIES                                                         341,418             309,382


ACCRUED TAXES                                                                      70,849              69,422


DEBT (Notes 2 and 14)                                                           2,940,495           2,549,901


PUBLIC LIABILITY AND PROPERTY DAMAGE (Schedule VIII)                              264,158             226,789


DEFERRED TAXES ON INCOME (Note 8)                                                  44,600              37,200


COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 14)


SHAREHOLDERS' EQUITY (Note 2):
   Preferred stock --
      Series A, 10% cumulative                                                    340,000             340,000
      Series B, various rates cumulative                                           99,900              99,900

   Common stock, par value $1 per share, shares
      issued -- 200 Class A, 311 Class B and 490
      Class C (Note 1)                                                                  1                   1

  Additional capital paid-in (Note 4)                                             100,099             100,099

  Reinvested earnings                                                             105,445              52,017

  Translation adjustment (Note 3)                                                 (28,749)            (12,484)
                                                                               ----------          ----------

    Total shareholders' equity                                                    616,696             579,533
                                                                               ----------          ----------

                                                                               $4,688,498          $4,221,972
                                                                               ==========          ==========





         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND REINVESTED EARNINGS
                           (IN THOUSANDS OF DOLLARS)


                                                                          Years Ended December 31,
                                                         ------------------------------------------------------
                                                            1993                   1992                 1991
                                                         ----------             ----------           ----------
REVENUES:
  Car rental                                             $2,155,612             $2,095,018           $1,971,867

  Construction equipment rental
      and sales                                             215,760                208,768              212,554

  Car leasing                                               209,308                241,004              222,189

  Car dealerships, claim
      administration, etc.                                  274,187                271,432              219,615
                                                         ----------             ----------           ----------

                                                          2,854,867              2,816,222            2,626,225
                                                         ----------             ----------           ----------

EXPENSES:
  Direct operating                                        1,647,104              1,627,521            1,485,585

  Depreciation of revenue earning
      equipment (Note 7)                                    523,876                496,824              493,487

  Selling, general and administrative                       336,037                353,254              338,633

  Interest, net of interest income of
      $11,318, $3,627 and $9,956 (Note 2)                   245,400                306,854              304,308
                                                         ----------             ----------           ----------

                                                          2,752,417              2,784,453            2,622,013
                                                         ----------             ----------           ----------

INCOME BEFORE INCOME TAXES                                  102,450                 31,769                4,212

PROVISION (BENEFIT) FOR TAXES ON INCOME
  (Note 8)                                                   49,022                 21,730                 (530)
                                                         ----------             ----------           ----------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES                           53,428                 10,039                4,742

CUMULATIVE EFFECT ON PRIOR YEARS OF
  CHANGES IN METHOD OF ACCOUNTING FOR
  (Note 1) -
       Postretirement Benefits                                    -                 (4,319)                   -
       Vehicle Warranties                                         -                      -               (3,472)
                                                         ----------             ----------           ----------

NET INCOME                                                   53,428                  5,720                1,270

REINVESTED EARNINGS AT BEGINNING OF YEAR                     52,017                 46,297               45,027
                                                         ----------             ----------           ----------

REINVESTED EARNINGS AT END OF YEAR
   (Note 2)                                              $  105,445             $   52,017           $   46,297
                                                         ==========             ==========           ==========





         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)


                                                                          Years Ended December 31,
                                                            ---------------------------------------------------
                                                                1993                 1992               1991
                                                            ------------         -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                          $    53,428             $  5,720           $    1,270

      Non-cash expenses:
        Depreciation of revenue earning
             equipment                                        523,876              496,824              493,487

        Depreciation of property and equipment                 63,887               72,093               73,694

        Amortization of intangibles                            19,365               19,727               21,281

        Provision for public liability and
           property damage                                    147,387              126,324              106,569

        Provision for losses for doubtful
             accounts                                           6,714                7,959                8,225

        Deferred income taxes                                   7,400               (5,800)               9,900

      Revenue earning equipment expenditures               (4,845,084)          (4,283,018)          (4,015,653)


      Proceeds from sales of revenue earning
         equipment                                          3,685,946            3,773,059            3,784,010


      Changes in assets and liabilities,
        net of effects from purchases of
        various operations-

             Receivables                                      138,782             (148,168)             (71,937)

             Due from affiliates                             (300,564)             126,070             (108,974)

             Inventories and prepaid expenses
                and other assets                               20,864              (11,073)              (7,587)

             Accounts payable                                 (33,708)              81,524               14,621

             Accrued liabilities                               57,383               35,172               30,945

             Accrued taxes                                      6,424               10,183                2,827

      Payments of public liability and
         property damage claims and expenses                 (109,706)             (94,498)            (105,906)
                                                           ----------           ----------           ----------

             Net cash flows provided from
                (used for) operating activities            $ (557,606)          $  212,098           $  236,772
                                                           ----------           ----------           ----------



         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands of Dollars)


                                                                             Years Ended December 31,
                                                               --------------------------------------------------
                                                                  1993                 1992               1991
                                                               ----------           ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Property and equipment expenditures                   $ (92,173)             $ (83,009)          $(100,435)

      Proceeds from sales of property and
        equipment                                              36,116                 32,219              34,625

      Purchases of various operations,
        net of cash acquired (see supplemental
        disclosures below)                                     (3,578)                (2,805)             (6,593)
                                                            ---------              ---------           ---------

          Net cash flows used for investing
             activities                                       (59,635)               (53,595)            (72,403)
                                                            ---------              ---------           ---------



CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                845,758                261,654             434,845
      Repayment of long-term debt                            (868,810)              (342,108)           (451,249)
      Short-term borrowings:
        Proceeds                                              698,261                486,970             436,288
        Repayments                                           (504,703)              (473,989)           (457,033)
        Other, net                                            271,071                 (4,786)            (59,570)
                                                            ---------              ---------           ---------

        Net cash flows provided from (used for)
         financing activities                                 441,577                (72,259)            (96,719)
                                                            ---------              ---------           ---------


EFFECT OF FOREIGN EXCHANGE RATE
      CHANGES ON CASH                                          (3,798)                (8,113)                (81)
                                                            ---------              ---------           ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
      DURING THE YEAR                                        (179,462)                78,131              67,569

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                     268,019                189,888             122,319
                                                            ---------              ---------           ---------

CASH AND EQUIVALENTS AT END OF YEAR                         $  88,557              $ 268,019           $ 189,888
                                                            =========              =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
      Cash paid during the year for -
        Interest (net of amount capitalized)                $ 240,316              $ 301,295           $ 311,643
        Income taxes                                           11,221                 23,509              27,821


      In connection with acquisitions made during the years 1993 and 1991, liabilities assumed were $2.1 million and $.8 million, respectively.




         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies


     Merger and Capitalization -- the registrant, which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1924. UAL Corporation ("UAL") (formerly Allegis Corporation) purchased all of the registrant's outstanding capital stock from RCA Corporation ("RCA") on August 30, 1985.
Park Ridge Corporation ("Park Ridge") purchased all of the registrant's outstanding capital stock from UAL on December 30, 1987. On July 19, 1993, Park Ridge (which had no material assets other than the registrant) was merged with and into the registrant, with the prior stockholders of Park Ridge becoming the stockholders of the registrant. The merger has been recorded as a "pooling of interests". Under this method of accounting, when the entities before and after a merger are under common control with the same management, the operations are combined at historical cost. Consequently, the consolidated financial statements of the registrant included herein have been restated for all periods prior to the effective date of the merger, and are identical to the audited consolidated financial statements of Park Ridge for such periods. On the date of the merger, the registrant refinanced $334.3 million promissory notes of Park Ridge through the public issuance of $400 million aggregate principal amount of junior subordinated debt securities of the registrant; and a $150 million loan to Park Ridge from Ford Motor Credit Company ("FMCC") in the form of subordinated debt was assumed by the registrant (the "FMCC Note"). The FMCC Note, which has a scheduled maturity date of May 17, 2000, is subordinated in right of payment to all "Superior Indebtedness" (as defined for purposes of the FMCC Note) of the registrant including the junior subordinated debt securities referred to above.


     As of December 31, 1993, 76% of the Preferred Stock and 49% of the
Common Stock of the registrant was owned by Ford Motor Company ("Ford"), with a Ford subsidiary, 20% of the Common Stock was owned by Park Ridge Limited Partnership ("Partnership"), whose general partner is Frank A. Olson, Chief Executive Officer of the registrant, 24% of the Preferred Stock and 26% of the Common Stock was owned by AB Volvo ("Volvo") and 5% of the Common Stock was owned by Commerzbank Aktiengesellschaft ("Commerzbank").


The capital stock of the registrant authorized and issued as of December 31, 1993 and 1992 and the additional capital paid-in are as follows:



                                                                      Number of Shares
                                                 Par Value        -------------------------
                                                 Per Share       Authorized          Issued             Amount
                                                 ---------       ----------        ----------        ------------
Preferred Stock:
    Series A                                         $100          4,500,000         3,400,000        $340,000,000
    Series B                                          100            999,000           999,000          99,900,000

Common Stock:
    Class A                                             1                200               200                 200
    Class B                                             1                800               311                 311
    Class C                                             1                490               490                 490
                                                                                                      ------------
    Total preferred and common stock                                                                   439,901,001
Additional capital paid-in                                                                             100,098,999
                                                                                                      ------------
Total capitalization                                                                                  $540,000,000
                                                                                                      ============

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of Significant Accounting Policies (continued)


    The holders of the Series A Preferred Stock ("Series A Stock") and the Series B Preferred Stock ("Series B Stock") are entitled, when, as and if declared by the Board of Directors of the registrant, to cumulative annual dividends, but payable only out of funds legally available therefore, compounded annually (if in arrears). The annual dividend rate through December 31, 1998 is 10% for the Series A Stock and at various rates which average 4.5% for the Series B Stock. Commencing January 1, 1999 the annual dividend rate for the Series A Stock and Series B Stock are subject to adjustment and are reset on an annual basis. The Series A Stock and the Series B Stock are redeemable by their terms at the option of the registrant at any time, and do not have any voting rights, except that the holders of the Series A Stock shall have the right to elect two directors in the event of default, and the holders of the Series B Stock will be granted voting rights in the event of significant and continuing net operating losses.



    The holders of the Class A Common Stock and Class B Common Stock have one vote per share and no special preferences. The holders of the Class C Common Stock have one vote per share and have the right to designate three directors, until such time as fewer than 40 shares thereof (adjusted for stock splits and the like) shall be outstanding, provided, however, that the Class C Common Stock shall in any event have 40% of the general voting power and the right to elect not less than 40% of the members of such Board of Directors, until such time as fewer than 40 shares thereof (as so adjusted) shall be outstanding. The Class C Common Stock is convertible into Class B Common Stock on a share for share basis at any time at the holder's option.


    In connection with the acquisition of the registrant on December 30, 1987 by Park Ridge, the Partnership contributed $20 million to Park Ridge, which included $1.5 million in cash and a $18.5 million, 10% Secured Promissory Note (the "Partnership Note"). As of December 31, 1993, the registrant had a receivable of $27.1 million due from the Partnership relating to the Partnership Note. The Partnership Note is secured by a pledge of the Common Stock of the registrant owned by the Partnership and is payable out of the proceeds of a dividend, distribution or other disposition of the Partnership's Common Stock in accordance with the Partnership Note. As of December 31, 1993, the registrant's receivable due from the Partnership relating to the Partnership Note, included the $18.5 million Partnership Note and interest of $8.6 million which is included in Prepaid Expenses and Other Assets in the consolidated balance sheet.


     Principles of Consolidation -- the consolidated financial statements include the accounts of The Hertz Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions are eliminated.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 1 - Summary of Significant Accounting Policies (continued)


     Consolidated Statement of Cash Flows -- for purposes of this statement, the registrant considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


     Depreciable Assets -- the provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:


   Revenue Earning Equipment:
     Vehicles                                                          4 to 6 years
     Other equipment                                                   3 to 7 years
   Buildings                                                           20 to 50 years
   Leasehold improvements                                              Term of lease
   Service vehicles and service equipment                              3 to 10 years
   Franchises, concessions, contract costs and leaseholds              3 to 40 years
   Cost in excess of net assets of purchased businesses                20 to 40 years


Hertz follows the practice of charging maintenance and repairs, including the cost of minor replacements, to maintenance expense accounts. Costs of major replacements of units of property are charged to property and equipment accounts and depreciated on the basis indicated above. Gains and losses on dispositions of property and equipment are included in income as realized. Upon disposal of revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds from sale and the remaining book value.


    Public Liability and Property Damage -- provisions for public liability and property damage on self-insured domestic claims and reinsured foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. For its domestic operations, the registrant is a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states wherein its motor vehicles are registered. The registrant also self-insures general public liability and property damage for all domestic operations. Effective July 1, 1987, all claims are retained and borne by the registrant up to a limit of $5,000,000 for each accident. Self-insurance retention borne by the registrant for each accident prior to July 1, 1987 was as follows: $10,000,000 from September 1, 1986 to June 30, 1987; $1,000,000 and 50% of claims for amounts exceeding $1,000,000 up to $6,000,000 from February 17, 1985 to August 31, 1986; and $1,000,000 prior to February 17, 1985. For its foreign operations, Hertz generally does not act as a self-insurer. Instead, Hertz purchases insurance to comply with local legal requirements from unaffiliated carriers. Effective January 1, 1993, motor vehicle liability insurance for claims arising on or after January 1, 1993, purchased locally from unaffiliated carriers by Hertz owned operations in Europe, has been reinsured by Hertz International RE Limited ("HIRE"), a newly formed reinsurer in Dublin, Ireland. HIRE effectively responds to the first $1,500,000 of motor vehicle liability for each accident, with excess liability insurance coverage maintained by Hertz with unaffiliated carriers.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 1 - Summary of Significant Accounting Policies (continued)

    Accounting Changes and Federal and Foreign Taxes -- the registrant sponsors unfunded plans to provide selected postretirement health care and life insurance benefits for domestic employees who were hired prior to 1990. Employees who were hired on and after January 1, 1990 are not eligible to participate. Effective January 1, 1992, the registrant adopted the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions ("FAS No. 106"), which requires that postretirement health care and other non-pension benefits be accrued during the years the employee renders the necessary service. Prior to 1992, the registrant accrued for such benefits on a pay-as-you-go basis. As of January 1, 1992, the registrant recorded a cumulative decrease in net income of $4.3 million (net of $2.7 million tax benefit) as a result of implementing FAS No. 106.

    The registrant adopted the provisions of FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts ("FAS No. 90-1") effective January 1, 1991. FAS No. 90-1, which was issued in December 1990 by the Financial Accounting Standards Board, requires that proceeds received from warranty contracts should be deferred and recognized in income on a straight line basis over the contract period, and costs of services performed under the contract should be charged to expense as incurred. Prior to 1991, when vehicles were sold under an extended warranty contract, the proceeds received by the registrant under such contract, net of estimated costs to be incurred in fulfilling obligations under those contracts, were recorded in income when the sale occurred. As of January 1, 1991, the registrant recorded a cumulative decrease in net income of $3.5 million (net of $2.2 million tax benefit) as a result of implementing FAS No. 90-1.

    Effective January 1, 1993, the registrant adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS No. 109"), which requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The changes made in FAS No. 109, as they relate to the registrant, did not have a material effect on the registrant's consolidated financial position, results of operations or cash flows.

    The registrant and its domestic subsidiaries filed consolidated Federal income tax returns after December 31, 1987, and from September 1, 1985 to December 31, 1987 were included in the consolidated Federal income tax return of UAL, and prior thereto in the consolidated Federal income tax return of RCA. Pursuant to arrangements with UAL and RCA, the registrant provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that if any items are subject to limitations in the registrant's consolidated return calculations, such as foreign tax credits, investment tax credits, capital losses and net operating losses, such limitations are determined on the basis of the entire UAL or RCA consolidated group, as appropriate. To the extent that items which would be subject to limitation at the registrant's consolidated return level are not limited in the UAL and RCA consolidated return, the registrant and its domestic subsidiaries receive credit for such items. The registrant and its subsidiaries account for investment tax credits under the flow-through method. U.S. income taxes have not been provided on $212 million in undistributed earnings of subsidiaries that have been or are intended to be permanently reinvested outside the United States or are expected to be remitted free of taxes.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 1 - Summary of Significant Accounting Policies (continued)


    Pension and Income Saving Plans -- substantially all domestic employees, after completion of specified periods of service, are eligible to participate in the Retirement Plan for the Employees of The Hertz Corporation ("Hertz Retirement Plan") and in the Income Savings Plan of The Hertz Corporation ("Hertz Income Savings Plan") as of August 30, 1985, and prior thereto in the Retirement Plan and in the Income Savings Plan of RCA. Payments are made to pension plans of others pursuant to various collective bargaining agreements. Under the Hertz Retirement Plan, through June 30, 1987 employees contributed a part of the cost of current-service benefits while Hertz contributed the remainder and all other costs under the projected unit credit cost method. Effective July 1, 1987, the Hertz Retirement Plan was revised to an "Account Balance Pension Plan" under which Hertz pays the entire cost and employees are no longer required to contribute. The normal retirement benefits are based on years of credited service and the five highest amounts of annual compensation during the employee's last ten years of credited service up to July 1, 1987. Effective July 1, 1987, the normal retirement benefit will be the value of their cash balance account accrued after July 1, 1987. Hertz' funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Under the Hertz Income Savings Plan, as explained below, Hertz contributes a fixed percentage of eligible employees' base salary. Employees may also elect to have Hertz contribute on their behalf, subject to a percentage limitation, any whole percentage of their base salary to the Plan, in lieu of being paid such salary in cash under a qualified cash or deferred arrangement described in Section 401(k) of the Internal Revenue Code. Prior to July 1, 1987, employees could also make their own contributions of their base salary, subject to a percentage limitation. Effective July 1, 1987, the Hertz Income Savings Plan was amended whereby Hertz contributes a percentage of eligible employees' salary only if the employee elects to contribute a portion of his/her base salary. Hertz' contribution was 66% of the first 6% of the employee's contribution for a maximum Hertz match of 4% of the employee's base salary. Employee after tax contributions were eliminated. Effective January 1, 1988, the Plan was further amended to change Hertz' contribution from 66% to 50% of the first 6% of the employee's contribution for a maximum Hertz match of 3% of the employee's base salary. Effective July 1, 1991, Hertz' contribution was suspended and was resumed on January 1, 1992.


    Most of the registrant's foreign subsidiaries have defined benefit
retirement plans or are required to participate in government plans.   These
plans are all funded, except in Germany, where an unfunded liability is recorded. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans.

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires a more detailed disclosure of debt and equity securities held for investment, the methods to be used in determining fair value, and when to record unrealized holding gains and losses in earnings or in a separate component of shareholders' equity for fiscal years beginning after December 15, 1993. Implementation of the standard is not expected to have a material effect on Hertz' consolidated financial position, results of operations or cash flows.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note 2 - Debt


    Debt of the registrant and its subsidiaries (in thousands of dollars) consists of the following:

                                                                                              December 31,
                                                                                      -----------------------------
                                                                                      1993                     1992
                                                                                   -----------              ----------
    Notes payable, including commercial paper,
        average interest rate 3.4%                                                 $  237,197              $       -

    Promissory notes, average interest rate:
        1993, 8.3%; 1992, 7.5%; (effective
        average interest rate:  1993, 8.6%; 1992,
        7.9%);  net of unamortized discount: 1993,
        $2,549; 1992, $3,517; due 1994 to 2005                                      1,025,111               1,341,994

    Swiss Franc bonds, fixed U.S. dollar obligation,
        11.1%, (effective interest rate 9.7%);
        including unamortized premium: 1993, $330;
        1992, $528; due 1995                                                           46,462                  46,660

    Property and equipment lease obligations, average
        interest rate: 1993, 9.0%; 1992, 9.2%;
        due 1994 to 1998                                                                9,907                  12,712

    Medium-term notes, average interest rate 9.3%
        (effective average interest rate: 1993, 9.4%;
        1992, 9.3%); net of amortized discount: 1993,
        $139; 1992, $281; due 1994 to 1997                                            226,411                 260,269

    Senior subordinated promissory notes, average
        interest rate, 9.5% (effective average interest
        rate 9.6%); net of unamortized discount: 1993,
        $621; 1992, $778; due 1994 to 1998                                            250,731                 251,432

    Junior subordinated promissory notes, average
        interest rate 6.9%; net of unamortized discount
        of $372; due 2000 to 2003                                                     399,628                      -

    Subordinated promissory note, average interest
        rate: 1993, 4.0%; 1992, 4.2%; due 2000 (Note 1)                               150,000                 150,000

    Subsidiaries' debt:
        Short-term borrowings -
             Banks, average interest rate: 1993, 6.6%;
                 1992, 10.1%, in foreign currencies                                   441,671                 251,136
             Others, average interest rate: 1993, 5.4%;
                 1992, 15.4%, in foreign currencies                                    21,388                   4,469
        Other borrowings, average interest rate: 1993,
              8.9%; 1992, 10.1%; in domestic and foreign
             currencies; net of unamortized discount: 1993,
             $65; 1992, $152                                                          131,989                 231,229
                                                                                    ---------               ---------

        Total                                                                      $2,940,495              $2,549,901
                                                                                    =========               =========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 2 - Debt (continued)


    The aggregate amounts of maturities of debt, in millions, are as follows:
1994, $905.0 (including $700.3 of demand and other short-term borrowings); 1995, $262.7; 1996, $224.4; 1997, $176.1; 1998, $319.8; after 1998, $1,052.5.


    During the year ended December 31, 1993, short-term borrowings, in millions, were as follows: maximum amounts outstanding $769.7 commercial paper, $940.1 banks and $48.0 other; monthly average amounts outstanding $287.5 commercial paper (weighted average interest rate 3.3%), $722.4 banks (weighted average interest rate 6.9%) and $25.2 other (weighted average interest rate 7.8%).


    During the year ended December 31, 1992, short-term borrowings, in millions, were as follows: maximum amounts outstanding $671.9 commercial paper, $855.9 banks and $68.2 other; monthly average amounts outstanding $242.8 commercial paper (weighted average interest rate 4.1%), $594.0 banks (weighted average interest rate 9.5%) and $41.1 other (weighted average interest rate 10.9%).


    During the year ended December 31, 1991, short-term borrowings, in millions, were as follows: maximum amounts outstanding $201.3 commercial paper, $588.5 banks and $73.6 other; monthly average amounts outstanding $67.4 commercial paper (weighted average interest rate 6.9%), $497.3 banks (weighted average interest rate 12.1%) and $38.6 other (weighted average interest rate 10.0%).


    The net amortized discount charged to interest expense for the years ended December 31, 1993, 1992 and 1991 relating to debt and other liabilities was $1.4 million, $2.1 million and $1.9 million, respectively. In addition, interest expense for the year 1993 was reduced by $8.2 million of interest income, relating to refunds of prior years' Federal income taxes.


    As of October 7, 1993, the registrant entered into a Credit Agreement ("Agreement") with Bank of America National Trust and Savings Association (as agent and a lender) and twenty-five other banks which is utilized to support commercial paper and other short-term borrowings and provide committed funding in the aggregate amount of $500 million to October 6, 1997. Under the Agreement, the facility can be utilized by the registrant and its domestic subsidiaries to borrow U.S. dollars or other currencies under various interest rate alternatives. A facility fee of .20% per annum is payable on the available credit regardless of utilization.


    Hertz had consolidated unused lines of credit subject to customary terms and conditions, which includes unused amounts under the bank facility indicated above, of approximately $1.6 billion at December 31, 1993.


    The terms of the registrant's loan agreements limit the payment of cash dividends. At December 31, 1993, approximately $52 million of consolidated shareholders' equity was free of such limitations.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)





Note 3 - Foreign Currency


    Foreign currency exchange gains and losses included in net income were net gains of $1.4 million, $2.2 million and $1.7 million for the years ended December 31, 1993, 1992 and 1991, respectively. The cumulative translation credit adjustment at December 31, 1990 was $15.1 million. The net translation charge adjustments were $16.3 million, $25.6 million and $1.9 million for the years ended December 31, 1993, 1992 and 1991, respectively.




Note 4 - Additional Capital Paid-In


    There were no changes to additional capital paid-in during 1993, 1992 and 1991.




Note 5 - Acquisitions


    In 1992 and 1991, the registrant acquired additional interests in Axus, S.A. (a leasing company which operates in Belgium, Luxembourg, Holland, France, Italy and Spain), increasing its ownership from 79% to 98%. In November and July 1991, the registrant acquired vocational rehabilitation service companies, which operate in California. The costs relating to these acquisitions approximated $8.6 million, which exceeded the net assets acquired by approximately $2.4 million. These acquisitions do not have a material effect on the registrant's consolidated financial position or results of operations.


    In connection with the acquisition of the registrant by Park Ridge in December 1987 and UAL in August 1985, the excess of the purchase price over the consolidated equity of the registrant at the time of these purchases was $658.3 million. These costs are being amortized by the registrant over 40 years. The unamortized amount of such costs at December 31, 1993 was $550.7 million.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 6 - Pension and Income Savings Plans and Postretirement Benefit Plans

    The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan covering its domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S.") and amounts included in the consolidated balance sheet and statement of income (in millions of dollars):


                                                                December 31, 1993            December 31, 1992
                                                                -----------------            -----------------
                                                               U.S.         Non-U.S.        U.S.        Non-U.S.
                                                              ------        --------       ------       --------
Actuarial present value of accumulated
   benefit obligation -
      Vested                                                  $ 44.2         $ 18.2        $ 34.2        $ 15.1
      Nonvested                                                  8.1            2.7           7.6           2.5
                                                               -----          -----         -----         -----

          Total                                               $ 52.3         $ 20.9        $ 41.8        $ 17.6
                                                               =====          =====         =====         =====

Actuarial present value of projected
    benefit obligation                                        $113.6         $ 26.9        $ 65.7        $ 19.8
Plan assets at fair value                                       65.3           19.5          57.3          14.8
                                                               -----          -----         -----         -----
Projected benefit obligation in excess
    of plan assets                                             (48.3)          (7.4)         (8.4)         (5.0)
Unrecognized net loss (gain)                                    29.0            3.0          (4.9)           .6
Prior service cost not yet recognized in
    net periodic pension cost                                     .5              -            .6              -
Remaining unrecognized net obligation                            2.2              -           2.7              -
                                                               -----           -----        -----           -----
Pension liability included in the
    balance sheet                                             $(16.6)        $ (4.4)       $(10.0)       $ (4.4)
                                                               =====          =====         =====         =====



                                                            1993                  1992                 1991
                                                      -----------------    -----------------    -----------------
                                                        U.S.   Non-U.S.      U.S.   Non-U.S.      U.S.   Non-U.S.
                                                      -------   -------    -------   -------    -------   -------
Service cost - benefits
  earned during the period                            $  7.3    $  1.8     $  6.1    $  1.4     $  6.3    $  1.4
Interest cost on projected
  benefit obligation                                     6.7       1.4        4.8       1.0        4.2        .8
Actual return on plan assets                            (5.7)     (1.1)      (4.2)      (.6)      (3.9)      (.7)
Net amortization and deferral                            1.6        .1         .7        .1         .5        .2
                                                       -----     -----      -----     -----      -----     -----
Net periodic pension cost
  included in the income statement                    $  9.9    $  2.2     $  7.4    $  1.9     $  7.1    $  1.7
                                                       =====     =====      =====     =====      =====     =====


    Significant assumptions used for the U.S. plan were as follows: weighted average discount rate of 7% at December 31, 1993 and 7-3/4% during 1993 (8.5% for 1992 and 1991), 6.4% rate of increase in future compensation levels; and expected long-term rate of return on assets of 9% in 1993 (8.5% in 1992 and 1991). Assumptions used for the Non-U.S. plans vary by country and are made in accordance with local conditions, but do not vary materially from those used in the U.S. plan.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note 6 - Pension and Income Savings Plans and Postretirement Benefit Plans (continued)


    The provisions charged to income for the years ended December 31, 1993, 1992 and 1991 for all other pension plans were approximately (in millions) $5.6, $5.3 and $5.0, respectively.


    The provisions charged to income for the years ended December 31, 1993, 1992 and 1991 for the Hertz Income Savings Plan were approximately (in millions) $2.6, $2.5 and $1.3, respectively.


    Beginning in 1992, the estimated cost for postretirement health care and life insurance benefits has been accrued on an actuarially determined basis, in accordance with the requirements of FAS No. 106. The following sets forth the plans' status, reconciled with the amounts included in the consolidated balance sheet and statement of income (in millions):


    Actuarial present value of accumulated benefit                        December 31,
       obligation -                                                     ---------------
                                                                        1993       1992
                                                                        ----       ----
          Retirees                                                     $ 2.0      $ 1.8
          Active employees eligible to retire                            1.6        2.6
          Other active employees                                         3.4        3.5
                                                                        ----       ----
             Total accumulated obligation and accrued
               liability included in the balance sheet                 $ 7.0      $ 7.9
                                                                        ====       ====


                                                                        1993       1992
                                                                        ----       ----
    Benefits attributed to employees' service                          $  .3      $  .4
    Interest on accumulated benefit obligation                            .4         .6
                                                                        ----       ----
      Net periodic postretirement benefit cost                         $  .7      $ 1.0
                                                                        ====       ====


    The significant assumptions used for the postretirement benefit plans were as follows: 7.0% weighted average discount rate (8.5% in 1992), 6.4% rate of increase in future compensation levels, 10.0% weighted average health care cost trend rate through 1998 (12% in 1992), and 8.6% weighted average trend rate in ten years (9.6% in 1992). Changing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $360,000, and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1993 by approximately $50,000.


    The cost for the retiree postretirement benefit payments included in expense for the year ended December 31, 1991 was not material.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 7 - Revenue Earning Equipment


    Revenue earning equipment is used in the rental of vehicles and construction equipment and the leasing of vehicles under closed-end leases where the disposition of the vehicles upon termination of the lease is for the account of Hertz. Revenue is recorded when it becomes receivable and expenses are recorded as incurred. Hertz' domestic revenue earning vehicles include approximately 74% Ford products, which are acquired from dealers who are independent from Ford. The percentage of Ford products acquired by Hertz is expected to continue at approximately this level in the future, pursuant to a long-term supply contract between the registrant and Ford. Hertz purchases the vehicles from Ford dealers at competitive prices.


    Under operating leases, aggregate minimum future rentals for vehicles and equipment leased at December 31, 1993 are receivable approximately as follows (in millions): $156 in 1994, $91 in 1995, $37 in 1996, and $7 in 1997.
Vehicles and other equipment under lease at December 31, 1993 which are owned by Hertz amounted to $357 million, net of accumulated depreciation of $144 million (see Note 9 for minimum obligations for vehicles leased under operating leases by Hertz).


    Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                               Years Ended December 31,
                                                          ----------------------------------
                                                            1993         1992         1991
                                                          --------     --------     --------
    Depreciation of revenue earning equipment
      (1991 includes additional depreciation to
      adjust residual values of certain vehicles
      partly relating to the close down of
      certain unprofitable foreign operations)             $461,708    $434,128     $428,212

    Adjustment of depreciation upon disposal
      of the equipment, which includes credits
      resulting from valuing certain pre-
      acquisition assets on a net of tax basis              (28,144)    (16,882)       5,379

    Rents paid for vehicles leased                           90,312      79,578       59,896
                                                            -------     -------      -------

        Total                                              $523,876    $496,824     $493,487
                                                            =======     =======      =======


    The improvements in the "adjustment of depreciation upon disposal of the equipment", from a charge of $5.4 million in 1991 to gains of $16.9 million in 1992, and $28.1 million in 1993, were primarily attributable to higher proceeds received in 1992 and 1993 on disposal of the equipment and the elimination of losses incurred in 1991 due to the increase in 1992 and 1993 of "nonrisk" vehicles acquired which are returned to the vehicle manufacturers at pre-established prices.

    As of December 31, 1993 and 1992, Ford owed Hertz $329 million and $28 million, respectively, in connection with various vehicle repurchase and warranty programs which were made and are being paid in the ordinary course of business.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 7 - Revenue Earning Equipment (continued)

    As of December 31, 1993, the registrant operated vehicles used in its domestic rent a car operations under a lease agreement between the registrant and a third party lessor. The leased vehicles are purchased by the third party lessor under a repurchase program with Ford. Under the lease, the registrant makes payments equal to the monthly depreciation and all expenses (including interest) of the third party lessor, and is responsible for the remaining net cost on any vehicles that become ineligible under the repurchase program. The leased vehicles are subject to a minimum holding period of four months up to maximum of thirteen months. The average holding period for vehicles leased by the registrant is eight months. There are no minimum lease payments required in future years. The registrant may, at its option, lease from the third party lessor up to $500 million net cost of vehicles at any one time. At December 31, 1993, the net cost of the vehicles leased under this agreement was approximately $407 million.


Note 8 - Taxes on Income

    The provision (benefit) for taxes on income consists of the following (in thousands of dollars):

                                                                      Years Ended December 31,
                                                               ----------------------------------------
                                                                1993             1992            1991
                                                               -------         -------         --------
    Current:
      Federal                                                  $15,717         $ 2,816         $(20,103)
      Foreign                                                   23,186          12,682            3,339
      State and local                                            2,719          12,032            6,334
                                                                ------          ------          -------

          Total current                                         41,622          27,530          (10,430)
                                                                ------          ------          -------

    Deferred:
      Federal                                                    8,094          (6,900)          (1,600)
      Foreign                                                   (5,594)          6,700           12,300
      State and local                                            4,900          (5,600)            (800)
                                                                ------          ------          -------

          Total deferred                                         7,400          (5,800)           9,900
                                                                ------          ------          -------

          Total provision (benefit)                            $49,022         $21,730         $   (530)
                                                                ======          ======          =======

    The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

    Differences between tax and book
      depreciation                                             $33,259         $ 3,183         $  6,689
    Accrued and prepaid expense
        deducted for tax purposes when
        paid or incurred                                       (20,171)        (18,537)          25,303
    Tax operating loss utilized
        (carryforwards)                                         (2,585)          8,479           (4,583)
    Federal alternative minimum tax
        credits utilized (carryforwards)                        (8,123)         (1,407)           1,540
    Investment tax credits utilized
        (carryforwards)                                          5,020           2,482          (19,049)
                                                                ------          ------          -------

      Total deferred provision (benefit)                       $ 7,400         $(5,800)        $  9,900
                                                                ======          ======          =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




Note 8 - Taxes on Income (continued)



The principal items in the deferred tax liability at December 31, 1993 and 1992 are as follows (in thousands of dollars):


                                                     1993          1992
                                                   --------      --------
   Differences between tax and book
     depreciation                                 $201,168       $167,909
   Accrued and prepaid expense
       deducted for tax purposes when
       paid or incurred                           (108,253)       (88,082)
   Tax operating loss carryforwards                 (4,280)        (1,695)
   Federal alternative minimum tax
       credit carryforwards                        (32,488)       (24,365)
   Investment tax credit carryforwards             (11,547)       (16,567)
                                                   -------        -------

         Total                                    $ 44,600       $ 37,200
                                                   =======        =======




   The tax operating loss carryforwards at December 31, 1993 of $4.3 million relate to certain foreign operations which have no expiration dates. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized.


   As of December 31, 1993, the alternative minimum tax credit carryforwards of $32.5 million (which has no expiration date) and investment tax credit carryforwards of $11.5 million (which expires at the end of 1999) will be utilized when timing differences turnaround and from future taxable income.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 8 - Taxes on Income (continued)


   The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% for 1993 and 34% for 1992 and 1991 and as recorded are as follows (in thousands of dollars):


                                                                       Years Ended December 31,
                                                                -------------------------------------
                                                                  1993           1992          1991
                                                                ---------      --------      --------
    Computed tax at statutory rate                               $35,858        $10,801       $ 1,432

    State and local income taxes, net
        of Federal income tax benefit                              4,953          4,303         3,088

    Tax effect that resulted from the equal
        off-setting provision or benefit required
        in connection with sales of certain pre-
        acquisition assets or the payment of certain
        pre-acquisition liabilities                                5,737          5,596         6,386

    Adjustments made to tax accruals in connection
        with tax audit evaluations, the effects of
        prior years' tax sharing arrangements between
        the registrant and its former parent
        companies, UAL and RCA, and the reversal of
        tax accruals no longer required and benefits
        realized relating to certain foreign
        operations                                                (1,983)        (9,800)      (16,661)

    Provision relating to the increase in net deferred
        tax liabilities as of January 1, 1993 due to
        changes in tax laws enacted in August 1993                 1,137              -             -

    Tax benefits related to the close down and sale
        of certain unprofitable foreign operations                     -              -        (5,501)

    Income taxes on foreign earnings at
        effective rates different from the U.S.
        statutory rate, including the realization
        of certain foreign tax benefits and the
        effect of subsidiaries' gains and losses
        and exchange adjustments with no tax effect                1,883          9,246         9,923

    All other items, net, none of which
        exceeded 5% of computed tax                                1,437          1,584           803
                                                                  ------         ------        ------


             Total provision (benefit)                           $49,022        $21,730       $  (530)
                                                                  ======         ======        ======

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 - Lease and Concession Agreements

    Hertz has various concession agreements which provide for payment of rents and a percentage of revenue with a guaranteed minimum and real estate leases under which the following amounts were expensed (in thousands of dollars):

                                                                        Years Ended December 31,
                                                                  -------------------------------------
                                                                    1993          1992           1991
                                                                  --------      --------       --------
    Rents                                                         $ 49,168      $ 50,988        $ 45,941
    Concession fees:
      Minimum fixed obligations                                    105,499        96,528          89,984
      Additional amounts, based on revenues                         89,792        88,802          80,444
                                                                   -------       -------         -------

         Total                                                    $244,459      $236,318        $216,369
                                                                   =======       =======         =======


    As of December 31, 1993, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

                                                     Rents           Concessions
                                                   --------         -------------
        Years ended December 31,
             1994                                  $ 37,854              $91,428
             1995                                    31,028               68,678
             1996                                    25,118               51,705
             1997                                    21,574               34,618
             1998                                    19,198               17,292

        Years after 1998                            142,172               40,973


     In addition to the above, Hertz has various leases on vehicles and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

                                                                              Years Ended December 31,
                                                                   ----------------------------------------------
                                                                     1993              1992                 1991
                                                                   --------          --------            --------
        Vehicles                                                   $ 90,312          $ 79,578             $59,896
        Office and computer equipment                                25,229            24,481              26,457
                                                                    -------            ------              ------

           Total                                                   $115,541          $104,059             $86,353
                                                                    =======           =======              ======



     As of December 31, 1993, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): vehicles, which are substantially offset by sublease rental income under operating leases (see Note 7), 1994, $586; and office and computer equipment 1994, $20,259; 1995, $12,864; 1996, $2,125; 1997, $257; after 1997,
$41.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 10 - Segment Information



   Hertz' business consists of two significant segments: Rental and leasing of automobiles and certain other activities ("car rental"); and rental, leasing, and sales of construction and materials handling equipment ("construction equipment rental and sales"). The contributions of these segments to revenues are indicated in the Consolidated Statement of Income. The contribution of these segments to other financial data (in millions of dollars) are as follows:


                                                                                 Years Ended December 31,
                                                                        -----------------------------------------
                                                                         1993              1992             1991
                                                                        ------            ------           ------
Operating Income (pretax income before
  interest):
    Car rental                                                           $  307          $  314             $  284

     Construction equipment rental and sales                                 41              25                 24
                                                                          -----           -----              -----


             Total                                                       $  348          $  339             $  308
                                                                          =====           =====              =====

Capital Expenditures (includes revenue
  earning equipment):
    Car rental                                                           $4,783          $4,274             $4,069

     Construction equipment rental and sales                                154              92                 47
                                                                          -----           -----              -----

             Total                                                       $4,937          $4,366             $4,116
                                                                          =====           =====              =====


Depreciation and Amortization:
    Car rental                                                           $  557          $  529             $  521

    Construction equipment rental and sales                                  50              60                 67
                                                                          -----           -----              -----

             Total                                                       $  607          $  589             $  588
                                                                          =====           =====              =====


Identifiable Assets at December 31:
    Car rental                                                           $4,321          $3,887             $3,931

    Construction equipment rental and sales                                 367             335                363
                                                                          -----           -----              -----

             Total                                                       $4,688          $4,222             $4,294
                                                                          =====           =====              =====

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




Note 10 - Segment Information (continued)


    Hertz operates in the United States and in foreign countries. The operations within major geographic areas are summarized as follows (in millions of dollars):



                                                                                   Years Ended December 31,
                                                                        ----------------------------------------
                                                                         1993              1992             1991
                                                                        ------            ------           ------
    Revenues

    United States                                                        $1,932           $1,773           $1,636

    Foreign operations (substantially Europe)                               923            1,043              990
                                                                          -----            -----            -----

        Total                                                            $2,855           $2,816           $2,626
                                                                          =====            =====            =====

    Income Before Income Taxes

    United States                                                        $   48           $   (7)          $  (23)

    Foreign operations (substantially Europe)                                54               39               27
                                                                          -----            -----            -----

        Total                                                            $  102           $   32           $    4
                                                                          =====            =====            =====

    Total Assets at End of Year

    United States                                                        $3,447           $2,952           $2,905

    Foreign operations (substantially Europe)                             1,241            1,270            1,389
                                                                          -----            -----            -----

        Total                                                            $4,688           $4,222           $4,294
                                                                          =====            =====            =====


Note 11 - Litigation


    Various legal actions, governmental investigations and proceedings, and claims are pending or may be instituted or asserted in the future against the registrant and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is reasonably possible that certain of the actions, investigations or proceedings could be decided unfavorably to the registrant or the subsidiary involved. Although the amount of liability at December 31, 1993 with respect to these matters cannot be ascertained, such liability could approximate up to $1.7 million (net of income tax benefits), and the registrant believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the registrant.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




Note 12 - Supplementary Income Statement Information (in thousands of dollars)



                                                                           Years Ended December 31,
                                                                ---------------------------------------------
                                                                  1993               1992              1991
                                                                -------            -------            -------
    General Taxes:
       Vehicle licenses                                          $ 61,079           $ 62,470          $ 56,186
       Property and other                                          27,580             25,198            24,815
                                                                  -------            -------           -------

                                                                 $ 88,659           $ 87,668          $ 81,001
                                                                  =======            =======           =======


    Maintenance and repairs (prior
        year balances have been restated
        to conform with classifications
        used in 1993)                                            $197,723           $182,163          $178,835
                                                                  =======            =======           =======


    Advertising and related expenses:

        Total expenditures                                       $149,694           $147,734          $145,447

       Less amounts paid by:
             Ford Motor Company                                   (40,259)           (35,692)          (31,912)
             Licensees                                             (8,154)            (7,285)           (7,664)
                                                                   -------            -------           -------

        Charged to income                                        $101,281           $104,757          $105,871
                                                                  =======            =======           =======





    Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz' advertising programs in the United States and abroad which feature the Ford name or products. This program will continue in the future.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note 13 - Quarterly Financial Information (Unaudited)


    A summary of the quarterly operating results during 1993 and 1992 (before the cumulative effect on prior years of the change in 1992 in the method of accounting for postretirement benefits other than pensions) was as follows:

                                       Gross Profit        Income (Loss)          Income (Loss)
                                      (Pretax Income       Before Income          Before Change
                        Revenues     Before Interest)          Taxes              In Accounting
                       ----------    ----------------      -------------          -------------
1993

First quarter           $  636,241        $ 37,116             $(14,271)             $ (6,873)

Second quarter             739,504          89,288               26,926                13,113

Third quarter              817,252         149,851               78,253                39,034

Fourth quarter             661,870          71,595               11,542                 8,154
                         ---------         -------              -------                ------

  Total Year            $2,854,867        $347,850             $102,450              $ 53,428
                         =========         =======              =======               =======

1992

First quarter           $  602,751        $ 17,029             $(54,303)             $(54,303)

Second quarter             708,930          78,934                 (518)               (1,769)

Third quarter              840,739         156,940               71,925                56,100

Fourth quarter             663,802          85,720               14,665                10,011
                         ---------         -------              -------                ------

  Total Year            $2,816,222        $338,623             $ 31,769              $ 10,039
                         =========         =======              =======               =======



The tax provision in the third quarter of 1993 includes a $1.1 million charge relating to the increase in net deferred tax liabilities as of January 1, 1993 due to changes in the tax laws enacted in August 1993, and a $2.0 million credit resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the registrant and its former parent companies, UAL and RCA.

The tax provision in the fourth quarter of 1992 includes credits of $9.8 million resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the registrant and its former parent companies, UAL and RCA, and the reversal of tax accruals no longer required and benefits realized relating to certain foreign operations.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




Note 14 - Financial Instruments and Commitments


    Cash and equivalents -- fair value approximates cost indicated on the balance sheet at December 31, 1993, because of the short-term maturity of these instruments.


    Debt -- fair value is estimated based on quoted market rates as well as borrowing rates currently available to the registrant for loans with similar terms and average maturities. Carrying value was used as fair value for borrowings with an initial maturity of 90 days or less. The fair value of all debt at December 31, 1993 approximated $3.1 billion compared to carrying value of $2.9 billion.


    Interest rate swaps -- the registrant has outstanding interest rate swaps of various maturities with multiple financial institutions. At December 31, 1993, the aggregate notional principal amounts in various currencies were $842 million. Notional amounts do not represent cash flows and are not subject to credit risks. Credit and market risk exposures are limited to the net interest differentials. The fair value is calculated using information provided by outside quotation services and is the estimated amount that would be received or paid to terminate the swaps at December 31, 1993, taking into account current interest rates and the current credit worthiness of the swap counterparties. The fair value was estimated to be a net payable of $14 million at December 31, 1993, however, the registrant uses these interest rate swaps to fix interest rates on variable rate debt and does not anticipate any early terminations of these swaps. Therefore, this amount will not have to be paid in connection with such early termination.




Note 15 - Subsequent Event


    In 1994, Ford expects to acquire additional shares of Common Stock of the registrant, including Commerzbank's 5% of the registrant's Common Stock bringing Ford's ownership of the registrant's voting stock to 54%.

                                                                     SCHEDULE II

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                           (In Thousands of Dollars)




                               Balance at                                                 Balance
                               Beginning                                                 at End of
  Name of Debtor                of Year          Additions            Deductions            Year
- ------------------             ----------        ---------            ----------         ---------
Park Ridge Limited
  Partnership -

     1993                      $27,086             $     -               $   -           $ 27,086

     1992                      $27,086             $     -               $   -           $ 27,086

     1991                      $24,624             $ 2,462               $   -           $ 27,086



     In connection with the acquisition of the registrant on December 30, 1987 by Park Ridge, the Partnership contributed $20 million to Park Ridge, which included $1.5 million in cash and a $18.5 million, 10% Secured Promissory Note (the "Partnership Note"). As of December 31, 1993, the registrant had a receivable of $27.1 million due from the Partnership relating to the Partnership Note. The Partnership Note is secured by a pledge of the Common Stock of the registrant owned by the Partnership and is payable out of the proceeds of a dividend, distribution or other disposition of the Partnership's Common Stock in accordance with the Partnership Note. As of December 31, 1993, the registrant's receivable due from the Partnership relating to the Partnership Note, included the $18.5 million Partnership Note and interest of $8.6 million.

                                                                     SCHEDULE V
                                                                     Page 1 of 2

                    THE HERTZ CORPORATION AND SUBSIDIARIES
               REVENUE EARNING EQUIPMENT, PROPERTY AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                           (In Thousands of Dollars)

                                       Balance at       Additions             Deductions                Balance
                                                        ---------       -------------------------
                                       Beginning                        Translation   Retirements        at End
                                       of Year          Purchases       Adjustments   & Transfers        of Year
                                       ----------       ---------       -----------   -----------      ----------
1993
Revenue Earning Equipment:

   Vehicles                            $2,115,813      $4,704,583        $   64,453   $ 4,070,723     $ 2,685,220

   Other equipment                        410,429         140,501             1,923       112,983         436,024
                                        ---------       ---------         ---------    ----------      ----------

                                       $2,526,242      $4,845,084        $   66,376   $ 4,183,706     $ 3,121,244
                                        =========       =========         =========    ==========      ==========
Property and Equipment (a):

   Land                                $   75,021      $    2,936        $    1,013   $       469     $    76,475

   Buildings                               95,998           6,732             2,683           381          99,666

   Leasehold Improvements                 178,614          17,044             3,140         1,541         190,977

   Service Equipment                      365,017          65,461             5,794        48,423         376,261
                                        ---------       ---------         ---------    ----------      ----------

                                       $  714,650      $   92,173        $   12,630   $    50,814     $   743,379
                                        =========       =========         =========    ==========      ==========

1992
Revenue Earning Equipment:

   Vehicles                            $2,206,977      $4,200,214        $  125,482   $ 4,165,896     $ 2,115,813

   Other equipment                        418,780          82,804             3,902        87,253         410,429
                                        ---------       ---------         ---------    ----------      ----------

                                       $2,625,757      $4,283,018        $  129,384   $ 4,253,149     $ 2,526,242
                                        =========       =========         =========    ==========      ==========

Property and Equipment (a):

   Land                                $   76,396      $    1,373        $    1,284   $     1,464     $    75,021

   Buildings                               95,082           6,006             3,384         1,706          95,998

   Leasehold improvements                 176,531          14,551             7,125         5,343         178,614

   Service Equipment                      352,376          61,079            12,091        36,347         365,017
                                        ---------       ---------         ---------    ----------      ----------

                                       $  700,385      $   83,009        $   23,884   $    44,860     $   714,650
                                        =========       =========         =========    ==========      ==========



(a) Retirements and transfers include charge adjustments relating to assets sold or retired of (in millions) $1.2 and $1.8 for the years ended December 31, 1993 and 1992, respectively, applicable to the reversal of credits resulting from valuing certain pre-acquisition assets on a net of tax basis.

                                                                     SCHEDULE V
                                                                     Page 2 of 2

                    THE HERTZ CORPORATION AND SUBSIDIARIES
              REVENUE EARNING EQUIPMENT, PROPERTY AND EQUIPMENT
            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                          (In Thousands of Dollars)



                                                        Additions                 Deductions
                                       Balance at       -----------       ------------------------------       Balance
                                       Beginning                          Translation        Retirements       at End
                                       of Year           Purchases        Adjustments        & Transfers       of Year
                                       ----------       -----------       -----------        -----------       --------
1991

Revenue Earning Equipment:

    Vehicles                            $2,441,145        $3,975,999        $    292          $4,209,875      $2,206,977

    Other equipment                        454,527            39,654             339              75,062         418,780
                                         ---------         ---------         -------           ---------       ---------

                                        $2,895,672        $4,015,653        $    631          $4,284,937      $2,625,757
                                         =========         =========         =======           =========       =========


Property and Equipment (a):

    Land                                $   78,652        $    2,010        $    397          $    3,869      $   76,396

    Buildings                               94,215             5,372           1,558               2,947          95,082

    Leasehold improvements                 160,679            20,822           3,006               1,964         176,531

    Service equipment                      313,157            72,398             241              32,938         352,376
                                         ---------         ---------         -------           ---------       ---------

                                        $  646,703        $  100,602        $  5,202          $   41,718      $  700,385
                                         =========         =========         =======           =========       =========





        (a) Retirements and transfers include charge adjustments relating to assets sold or retired of $2.6 million for the year ended December 31, 1991, applicable to the reversal of credits resulting from valuing certain pre-acquisition assets on a net of tax basis.

                                                                     SCHEDULE VI
                                                                     Page 1 of 2
                     THE HERTZ CORPORATION AND SUBSIDIARIES
                          ACCUMULATED DEPRECIATION OF
               REVENUE EARNING EQUIPMENT, PROPERTY AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                           (In Thousands of Dollars)


                                                          Additions              Deductions
                                         Balance at       ---------       -------------------------           Balance
                                         Beginning       Charged to       Translation   Retirements           at End
                                          of Year          Income         Adjustments   & Transfers           Of Year
                                         ---------        --------        -----------   -----------           -------
1993

Revenue Earning Equipment(a):
    Vehicles                              $ 244,632       $ 482,294        $ 10,225        $ 448,527          $268,174
    Other equipment                         159,082          41,582             913           49,233           150,518
                                           --------        --------         -------         --------           -------

                                          $ 403,714       $ 523,876        $ 11,138        $ 497,760          $418,692
                                           ========        ========         =======         ========           =======

Property and Equipment(b):
    Buildings                             $  15,844       $   3,835        $    122        $     173          $ 19,384
    Leasehold improvements                   74,906          18,388           1,127              463            91,704
    Service equipment                       223,628          41,664           3,265           14,334           247,693
                                           --------        --------         -------         --------           -------

                                          $ 314,378       $  63,887        $  4,514        $  14,970          $358,781
                                           ========        ========         =======         ========           =======

1992

Revenue Earning Equipment(a):
    Vehicles                              $ 277,036       $ 446,605        $ 40,036        $ 438,973          $244,632
    Other equipment                         151,390          50,219           1,410           41,117           159,082
                                           --------        --------         -------         --------           -------

                                          $ 428,426       $ 496,824        $ 41,446        $ 480,090          $403,714
                                           ========        ========         =======         ========           =======

Property and Equipment(b):
    Buildings                             $  13,034       $   3,684        $    758        $     116          $ 15,844
    Leasehold improvements                   58,523          21,234           3,781            1,070            74,906
    Service equipment                       195,260          47,175           7,352           11,455           223,628
                                           --------        --------         -------         --------           -------

                                          $ 266,817       $  72,093        $ 11,891        $  12,641          $314,378
                                           ========        ========         =======         ========           =======


(a) Depreciation expense has been decreased by $28.1 million and $16.9 million for the years ended December 31, 1993 and 1992, respectively, for the difference between the remaining book values and the net proceeds from sale of revenue earning equipment, which includes credits resulting from valuing certain pre-acquisition assets on a net of tax basis. Rents paid for vehicles leased included in depreciation expense in the amount of (in millions) $90.3 and $79.6 for the years ended December 31, 1993 and 1992, respectively, have also been included above in retirements and transfers.

(b) Depreciation expense relating to assets sold or retired has been reduced by (in millions) $1.2 and $1.8 for the years ended December 31, 1993 and 1992, respectively, applicable to credits resulting from valuing certain pre-acquisition assets on a net of tax basis and a contra charge has been included above in retirements and transfers.

                                                                     SCHEDULE VI
                                                                     Page 2 of 2

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                         ACCUMULATED DEPRECIATION OF
              REVENUE EARNING EQUIPMENT, PROPERTY AND EQUIPMENT
            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                           (In Thousands of Dollars)


                                                          Additions              Deductions
                                         Balance at       ---------       -------------------------           Balance
                                         Beginning       Charged to       Translation   Retirements           at End
                                          of Year          Income         Adjustments   & Transfers           Of Year
                                         ---------        --------        -----------   -----------           -------
1991

Revenue Earning Equipment(a):

    Vehicles                              $ 314,970       $ 436,710        $  3,624        $ 471,020          $277,036

    Other equipment                         124,535          56,777              15           29,907           151,390
                                           --------        --------         -------         --------           -------

                                          $ 439,505       $ 493,487        $  3,639        $ 500,927          $428,426
                                           ========        ========         =======         ========           =======


Property and Equipment(b):

    Buildings                             $  10,954       $   4,347        $    303        $   1,964          $ 13,034

    Leasehold improvements                   41,168          18,997             744              898            58,523

    Service equipment                       149,356          50,350             215            4,231           195,260
                                           --------        --------         -------         --------           -------

                                          $ 201,478       $  73,694        $  1,262        $   7,093          $266,817
                                           ========        ========         =======         ========           =======





(a) Depreciation expense has been increased for the difference between the remaining book values and the net proceeds from sale of revenue earning equipment, which includes credits resulting from valuing certain pre-acquisition assets on a net of tax basis, by $5.4 million for the year ended December 31, 1991. Rents paid for vehicles leased included in depreciation expense in the amount of $59.9 million for the year ended December 31, 1991 have also been included above in retirements and transfers.

(b) Depreciation expense relating to assets sold or retired has been reduced by $2.6 million for the year ended December 31, 1991, applicable to credits resulting from valuing certain pre-acquisition assets on a net of tax basis and a contra charge has been included above in retirements and transfers.

                                                                   SCHEDULE VIII

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (In Thousands of Dollars)




                                                          Additions
                                                          ---------
                                                           Charged                  Deductions
                                         Balance at                         ---------------------------        Balance
                                         Beginning           to             Translation                         at End
                                         of Year           Income           Adjustments        Other           of Year
                                         ----------       ---------         -----------       -------          -------
1993

Allowance for doubtful
  accounts                                $   8,496       $   6,714        $    524        $  7,824(a)        $  6,862
                                           ========        ========         =======          ======            =======

Public liability and
  property damage                         $ 226,789       $ 147,387        $  1,076        $108,942(b)        $264,158
                                           ========        ========         =======         =======            =======



1992

Allowance for doubtful
  accounts                                $  10,104       $   7,959        $    983        $  8,584(a)        $  8,496
                                           ========        ========         =======          ======             =======

Public liability and
  property damage                         $ 195,932       $ 126,324        $    591        $ 94,876(b)        $226,789
                                           ========        ========         =======          ======            =======



1991

Allowance for doubtful
  accounts                                $   8,837       $   8,225        $     87        $  6,871(a)        $ 10,104
                                           ========        ========         =======          ======            =======

Public liability and
  property damage                         $ 195,239       $ 106,569        $    (14)       $105,890(b)        $195,932
                                           ========        ========         =======         =======            =======





    (a)  Amounts written off, net of recoveries.

    (b)  Payments of claims and expenses.

                       SECURITIES AND EXCHANGE COMMISSION



                             WASHINGTON, D.C. 20549



                             ----------------------



                                    EXHIBITS



                                   filed with



                                   FORM 10-K



                           for the fiscal year ended


                               December 31, 1993



                                     under



                      THE SECURITIES EXCHANGE ACT OF 1934



                            -----------------------



                             THE HERTZ CORPORATION


                         Commission file number 1-7541

                              INDEX TO EXHIBITS




 Exhibit
   No.               Description
- ----------           -----------
10(ii)A              Stockholders Agreement dated as of July 7, 1993, among Ford Motor Company, Park Ridge Limited Partnership,
                       Ford Motor Credit Company, AB Volvo, Commerzbank Aktiengesellschaft, The Hertz Corporation, Park Ridge
                       Corporation, and the persons that become parties thereto pursuant to the terms thereof.  (Portions of this
                       Exhibit have been omitted pursuant to a request for confidential treatment of such omitted information under
                       Rule 24b-2.)

12                   Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended
                       December 31, 1993.

21                   Listing of subsidiaries of the registrant at December 31, 1993.



23                   Consent to the incorporation by reference of report of independent public accountants in previously filed registration statements under the Securities Act of 1933.