Form 10-Q
period 1994-03-31
HERTZ CORP
filed 1994-04-27
CIK 47129

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  March 31, 1994

                               OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

    Commission file number 1-7541


                      THE HERTZ CORPORATION
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

                       Not Applicable
      (Former name, former address and former fiscal year,
                 if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1994:
Common Stock, $1 par value - Class A, 200 shares; Class B, 311 shares; and Class C, 490 shares.

                       Page 1 of 16 pages
                 The Exhibit Index is on page 15

                 PART I - FINANCIAL INFORMATION



ITEM l. FINANCIAL STATEMENTS.



                     INTRODUCTORY STATEMENT



    The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 1993, filed by the registrant with the Securities and Exchange Commission on March 8, 1994, has been followed in preparing the accompanying condensed consolidated financial statements, except, effective January 1, 1994, the registrant adopted the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 5 to the Notes to Condensed Consolidated Financial Statements).


    The condensed consolidated financial statements for interim periods included herein have not been audited by independent public accountants. In the registrant's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)

                        A  S  S  E  T  S

                                                Unaudited
                                           March 31,   Dec. 31,
                                             1994        1993
CASH AND EQUIVALENTS                     $   87,806  $   88,557
RECEIVABLES, less allowance for
  doubtful accounts: 1994, $8,363;
  1993, $6,862                              410,120     434,423
DUE FROM AFFILIATES                         129,891     328,512
INVENTORIES, at lower of cost or market      28,170      33,643
PREPAID EXPENSES AND OTHER ASSETS (Note 5)   127,170    121,776
REVENUE EARNING VEHICLES AND OTHER
  EQUIPMENT, at cost, less accumulated
  depreciation: 1994, $441,088; 1993,
  $418,692                                3,770,340   2,702,552
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation:
  1994, $375,020; 1993, $358,781            397,651     384,598
FRANCHISES, CONCESSIONS, CONTRACT COSTS
  AND LEASEHOLDS, net of amortization         7,108       7,192
COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization           582,712     587,245
                                         $5,540,968  $4,688,498
              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                         $  388,779  $  328,957
ACCRUED LIABILITIES                         424,796     422,743
ACCRUED TAXES                                75,307      70,849
DEBT (Note 4)                             3,713,210   2,940,495
PUBLIC LIABILITY AND PROPERTY DAMAGE        272,586     264,158
DEFERRED TAXES ON INCOME                     44,700      44,600

SHAREHOLDERS' EQUITY:
  Preferred stock -
    Series A, 10% cumulative                340,000     340,000
    Series B, various rates cumulative       99,900      99,900
  Common stock                                    1           1
  Additional capital paid-in                100,099     100,099
  Reinvested earnings                       104,379     105,445
  Translation adjustment                    (22,673)    (28,749)
  Unrealized holding losses for
   available-for-sale securities (Note 5)      (116)        -
    Total shareholders' equity              621,590     616,696
                                         $5,540,968  $4,688,498
 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Three Months
                                              Ended March 31,
                                             1994        1993


REVENUES                                   $694,803     $636,241



EXPENSES:

  Direct operating                          406,709      396,209

  Depreciation of revenue earning
    equipment (Note 3)                      148,823      124,038


  Selling, general and administrative        84,635       78,878


  Interest, net of interest income
    of $1,156 and $8,990 (Note 4)            56,522       51,387

                                            696,689      650,512

LOSS BEFORE INCOME TAXES                     (1,886)     (14,271)


INCOME TAX BENEFIT (Note 2)                    (820)      (7,398)

NET LOSS                                   $ (1,066)    $ (6,873)










 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                             Three Months
                                            Ended March 31,
                                           1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $  (1,066)   $  (6,873)

  Non-cash expenses:
    Depreciation of revenue earning
      equipment                           148,823      124,038
    Depreciation of property and
      equipment                            14,951       16,529
    Amortization of intangibles             4,829        4,851
    Provision for public liability
      and property damage                  36,397       32,626
    Provision for losses for doubtful
      accounts                              1,970        1,348
    Deferred income taxes                     100          100

  Revenue earning equipment
    expenditures                       (1,919,567)  (1,609,853)

  Proceeds from sales of revenue
    earning equipment                     718,008      741,025

  Changes in assets and liabilities,
    net of effects from purchases
    of various operations -
      Receivables                          26,413      143,090

      Due from affiliates                 198,621     (127,355)

      Inventories and prepaid expenses
        and other assets                    4,528       40,754

      Accounts payable                     56,924      (31,863)

      Accrued liabilities                    (264)      (9,331)

      Accrued taxes                         4,048      (13,148)

  Payments of public liability and
    property damage claims and expenses   (27,560)     (22,617)

      Net cash flows used for
        operating activities             (732,845)    (716,679)

 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                               Three Months
                                               Ended March 31,
                                             1994         1993
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures     $ (32,786)   $ (22,869)
  Proceeds from sales of property and
    equipment                                 6,909        8,250
  Purchases of available-for-sale
    securities                               (3,235)         -
  Purchases of various operations, net
    of cash acquired (see supplemental
    disclosures below)                          -         (3,453)

      Net cash flows used for investing
        activities                          (29,112)     (18,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                    158,496       47,951
  Repayment of long-term debt              (143,533)     (52,555)
  Short-term borrowings:
    Proceeds                                266,414      231,037
    Repayments                              (45,365)     (21,722)
    Other, net                              524,559      324,869

    Net cash flows provided from
      financing activities                  760,571      529,580

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                               635         (393)

NET DECREASE IN CASH AND EQUIVALENTS
  DURING THE PERIOD                            (751)    (205,564)

CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                       88,557      268,019

CASH AND EQUIVALENTS AT END OF PERIOD     $  87,806    $  62,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid (received) during the
  period for -
    Interest (net of amount capitalized)  $  69,186    $  68,387
    Income taxes                              3,053      (17,910)

   In connection with acquisitions made during the three months ended March 31, 1993, liabilities assumed were $2.1 million.

The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Change in Ownership

  In March 1994, Ford Motor Company ("Ford") acquired an additional 5% of the registrant's Common Stock from Commerzbank Aktiengesellschaft bringing Ford's ownership of the registrant's voting stock to 54%. In April 1994, Ford announced it had reached an agreement to purchase 20% of the registrant's Common Stock from Park Ridge Limited Partnership, and the registrant will then redeem the capital stock of the registrant owned by AB Volvo for $145 million. This will result in the registrant becoming a wholly owned subsidiary of Ford. In addition, the $150 million subordinated promissory note of the registrant held by Ford Motor Credit Company will be exchanged for $150 million of Series B Preferred Stock of the registrant.




Note 2 - Taxes on Income

    The income tax benefit is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35% in 1994 and 34% in 1993 due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit.


Note 3 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the following (in thousands of dollars):
                                                 Unaudited
                                             Three Months Ended
                                                  March 31,
                                              1994         1993

Depreciation of revenue earning equipment  $123,634     $ 99,055

Less adjustment of depreciation upon
  disposal of the equipment, which
  includes in 1993 credits resulting
  from valuing certain pre-acquisition
  assets on a net of tax basis               (7,060)      (7,576)

Rents paid for vehicles leased               32,249       32,559

      Total                                $148,823     $124,038

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt

    Debt at March 31, 1994 and December 31, 1993 consists of the following (in thousands of dollars):
                                                  Unaudited
                                            March 31,    Dec. 31,
                                               1994        1993
Notes payable, including commercial paper,
  average interest rate: 1994, 3.7%;
  1993, 3.4%                                $  865,682 $  237,197
Promissory notes, average interest rate:
  1994, 8.0%; 1993, 8.3%; (effective
  average interest rate: 1994, 8.2%; 1993,
  8.6%); net of unamortized discount: 1994,
  $2,214; 1993, $2,549; due 1995 to 2005     1,074,178  1,025,111
Swiss Franc bonds, fixed U.S. dollar
  obligation 11.1% (effective interest
  rate 9.7%); including unamortized
  premium: 1994, $281; 1993, $330; due 1995     46,413     46,462
Property and equipment lease obligations,
  average interest rate 9.0%; due 1994
  to 1998                                        8,619      9,907
Medium term notes, average interest rate
  9.3% (effective average interest rate
  9.4%); net of unamortized
  discount: 1994, $113; 1993, $139; due
  1994 to 1997                                 195,312    226,411
Senior subordinated promissory notes,
  average interest rate 9.5% (effective
  average interest rate 9.6%); net of
  unamortized discount: 1994, $582; 1993,
  $621; due 1994 to 1998                       250,770    250,731
Junior subordinated promissory notes,
  average interest rate 6.9%; net of
  unamortized discount: 1994, $361; 1993,
  $372; due 2000 to 2003                       399,639    399,628
Subordinated promissory note, average
  interest rate: 1994, 4.1%; 1993, 4.0%;
  due 2000 (Note 1)                            150,000    150,000
Subsidiaries' short-term debt in millions
  (1994, $588.9; 1993, $463.1) and other
  borrowings; average interest rate in
  domestic and foreign currencies: 1994,
  6.4%; 1993, 7.1%; including unamortized
  discount: 1994, $62; 1993, $65               722,597    595,048

    Total                                   $3,713,210 $2,940,495

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 4 - Debt (continued)



    The aggregate amounts of maturities of debt for the twelve month periods following March 31, 1994 are as follows (in millions): 1995, $1,563.7 (including $1,454.6 of commercial paper and short-term borrowings); 1996, $260.7; 1997, $192.9; 1998,
$276.9; 1999, $217.5; after 1999, $1,201.5.


    Interest expense for the three months ended March 31, 1993 was reduced by $8.2 million of interest income relating to refunds of prior years federal income taxes.





Note 5 - Accounting Change



  Effective January 1, 1994, the registrant adopted the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires a more detailed disclosure of debt and equity securities held for investment, the methods to be used in determining fair value, and when to record unrealized holding gains and losses in earnings or in a separate component of shareholders' equity.


    As of March 31, 1994, Prepaid Expenses and Other Assets include available-for-sale securities at fair value of $6.1 million (cost $6.2 million). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with maturity dates ranging from 1994 through 2014. For the three months ended March 31, 1994, no available-for-sale securities were sold and unrealized holding losses and unrealized holding gains, net of taxes, included in Shareholders' Equity were $160,095 and $44,361, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.




First Quarter 1994 vs. First Quarter 1993


    Revenues in the first quarter of 1994 of $695 million increased by $59 million as compared to the first quarter of 1993. This increase was primarily attributable to gains in the car rental operations resulting from a greater number of transactions, and improvements in construction equipment rental and sales due to increased volume. These increases were partly offset by lower revenues in claim administration and telecommunication services due to decreases in volume, and from changes in foreign exchange rates.


    Total expenses increased $46 million to $697 million in the first quarter of 1994 as compared to $651 million in the first quarter of 1993. Direct operating expense increased principally due to the higher volume of business. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated, higher prices for automobiles, and lower net proceeds received on disposal of revenue earning equipment in excess of book value, principally relating to the credits recorded in 1993 resulting from valuing certain pre-acquisition assets on a net of tax basis. Selling, general and administrative expense increased primarily due to higher
advertising costs.   The increase in interest expense was
primarily due to higher debt levels and lower interest income in 1994, partly offset by lower interest rates in 1994.


    The tax benefit of $820,000 in the first quarter of 1994 was lower than the tax benefit of $7.4 million in the first quarter of 1993, primarily due to the lower loss before income taxes in 1994 and changes in effective tax rates. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued).



Liquidity and Capital Resources

    Hertz' principal assets are highly liquid, consisting mainly of passenger automobiles and fairly standard classes of construction equipment. Disposal channels for these assets, including vehicle manufacturers' guaranteed buyback programs, are large, well defined, and capable of absorbing Hertz' short fleet rotation requirements. Customer accounts receivable also turn rapidly and generate significant liquidity. Cash requirements are highly seasonal, peaking when fleet acquisitions are the heaviest. In the annual business cycle, a typical low point for cash needs occurs during the fourth quarter. Hertz funds its domestic short-term borrowing requirements in the commercial paper market and through credit facilities with various banks. Hertz also has access to all global capital markets for its long-term debt requirements. Funding requirements of Hertz' foreign operations are generally provided through local currency short-term and revolving loans with local banks.

    During the three months ended March 31, 1994, net cash flows used for operating activities of $733 million were primarily used for the net expenditures of revenue earning equipment. These expenditures were funded by net borrowings of $761 million, which included proceeds from the issuance of long-term debt of $158 million and the remaining from short-term borrowings.

    The registrant has on file with the Securities and Exchange Commission, under Rule 415, a Registration Statement on Form S-3. As of March 31, 1994, the registrant had offered for sale the remaining $150 million of unsecured debt securities allowed by this filing. In connection with this filing, the registrant issued in February 1994, $150 million, 6% Senior Notes, which mature February 1, 2001; and subsequently issued in April 1994, $150 million, 7% Senior Notes, which mature April 15, 2001. The funds were used for general corporate purposes and to reduce short-term borrowings. In addition, the registrant has on file with the Securities and Exchange Commission, under Rules 415 and 430A, a Registration Statement on Form S-3, which as of March 31, 1994, allows the registrant to offer from time to time up to $100 million aggregate principal amount of its unsecured debt securities, which may be senior, senior subordinated or junior subordinated in priority of payment, on terms to be determined at the time the securities are offered for sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).




Liquidity and Capital Resources (continued)


    At March 31, 1994, approximately $50 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.


   In connection with Ford announcing in April 1994, that it had reached an agreement to purchase 20% of the registrant's Common Stock from Park Ridge Limited Partnership, and that the registrant will redeem the capital stock of the registrant owned by AB Volvo, the registrant will borrow $145 million to pay for the redemption of the capital stock held by AB Volvo. In addition, the $150 million subordinated promissory note of the registrant held by Ford Motor Credit Company will be exchanged for $150 million of Series B Preferred Stock of the registrant.




                   PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  (4) Instruments defining the rights of security holders, including indentures. During the quarter ended March 31, 1994, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

 (12) Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1994, and 1993.

(b) Reports on Form 8-K:

       The registrant filed Forms 8-K dated February 9, 1994 and February 3, 1994 reporting under Items 5 and 7 thereof
       (i) instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 33-39145) filed by the registrant with the Securities and Exchange Commission covering Senior and Senior Subordinated Debt Securities issuable under an Indenture dated as of April 1, 1986, as supplemented, and (ii) Computation of Consolidated Ratio of Earnings to Fixed Charges for the year ended December 31, 1993.



                           SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)




Date: April 27, 1994           By:     /s/ William Sider
                                           William Sider
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer
                                    and duly authorized officer)

              SECURITIES AND EXCHANGE COMMISSION



                     WASHINGTON, D.C. 20549







                             EXHIBIT



                           filed with



                            FORM 10-Q



                      for the quarter ended



                         March 31, 1994



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                         EXHIBIT INDEX






Exhibit
  No.                    Description

  12                     Computation of Ratio of Earnings to
                         Fixed Charges for the three months ended
                         March 31, 1994 and 1993.

                                                     EXHIBIT 12




             THE HERTZ CORPORATION AND SUBSIDIARIES
 CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited


                                                Three Months
                                               Ended March 31,
                                              1994        1993

Loss before income taxes                    $ (1,886)  $ (14,271)


Interest expense                              57,678      60,377


Portion of rent estimated to represent
  the interest factor                         22,312      22,278


Earnings before income taxes and fixed
  charges (an additional $2.0 million
  and $14.3 million would have been
  required for 1994 and 1993, respectively,
  to reflect a ratio of 1.0X)               $ 78,104    $ 68,384


Interest expense (including capitalized
  interest)                                 $ 57,751    $ 60,413


Portion of rent estimated to represent
  the interest factor                         22,312      22,278


Fixed charges                               $ 80,063    $ 82,691



Ratio of earnings to fixed charges               .98         .83