Form 10-Q
period 1993-09-30
HERTZ CORP
filed 1994-07-14
CIK 47129

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  September 30, 1993

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1993:
Common Stock, $1 par value - Class A, 200 shares; Class B, 311 shares; and Class C, 490 shares.

                       Page 1 of 17 pages
                 The Exhibit Index is on page 16

                 PART I - FINANCIAL INFORMATION



ITEM l. FINANCIAL STATEMENTS.



                     INTRODUCTORY STATEMENT



    On July 19, 1993, Park Ridge Corporation ("Park Ridge"), which was then the registrant's parent company, was merged with and into the registrant. The merger has been recorded as a "pooling of interests." Under this method of accounting, when the entities before and after a merger are under common control with the same management, the operations are combined at historical cost. Consequently, the condensed consolidated financial statements of the registrant included herein have been restated for all periods prior to the effective date of the merger, and are identical to the condensed consolidated financial statements of Park Ridge for such periods.



    The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form l0-K for the fiscal year ended December 31, 1992, filed by the registrant with the Securities and Exchange Commission on March 10, 1993, as amended on Form 10-K/A filed on July 6, 1993, and the summary of accounting policies set forth in Note 1 to the consolidated financial statements of Park Ridge contained in the Form S-3 Registration Statement, as amended, filed by the registrant with the Securities and Exchange Commission on July 6, 1993 and declared effective July 7, 1993, have been followed in preparing the accompanying condensed consolidated financial statements.



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

             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)

                        A  S  S  E  T  S

                                                Unaudited
                                          Sept. 30,   Dec. 31,
                                             1993        1992

CASH AND EQUIVALENTS                     $  102,579  $  268,019
RECEIVABLES, less allowance for
  doubtful accounts: 1993, $9,285;
  1992, $8,496                              477,201     608,238
DUE FROM AFFILIATES                         180,010      27,948
INVENTORIES, at lower of cost or market      32,050      40,037
PREPAID EXPENSES AND OTHER ASSETS           113,009     140,789
REVENUE EARNING VEHICLES AND OTHER
  EQUIPMENT, at cost, less accumulated
  depreciation: 1993, $451,522; 1992,
  $403,714                                3,310,561   2,122,528
PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation: 1993,
  $347,833; 1992, $314,378                  389,604     400,272
FRANCHISES, CONCESSIONS, CONTRACT COSTS
  AND LEASEHOLDS, net of amortization         7,372       7,817
COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization           592,144     606,324
                                         $5,204,530  $4,221,972
              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                         $  322,706  $  380,287
ACCRUED LIABILITIES                         407,084     378,840
ACCRUED TAXES                               101,328      69,422
DEBT (Note 4)                             3,463,311   2,549,901
PUBLIC LIABILITY AND PROPERTY DAMAGE        262,603     226,789
DEFERRED TAXES ON INCOME                     32,800      37,200

SHAREHOLDERS' EQUITY:
  Preferred stock -
    Series A, 10% cumulative                340,000     340,000
    Series B, various rates cumulative       99,900      99,900
  Common stock                                    1           1
  Additional capital paid-in                100,099     100,099
  Reinvested earnings                        97,291      52,017
  Translation adjustment                    (22,593)    (12,484)
    Total shareholders' equity              614,698     579,533
                                         $5,204,530  $4,221,972
 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Three Months
                                            Ended September 30,
                                              1993       1992


REVENUES                                    $817,252    $840,739



EXPENSES:

  Direct operating                           441,553     449,106

  Depreciation of revenue earning
    equipment (Note 3)                       140,243     139,686

  Selling, general and administrative         85,605      95,007

  Interest, net of interest income
    of $818 and $445                          71,598      85,015

                                             738,999     768,814

INCOME BEFORE INCOME TAXES                    78,253      71,925


PROVISION FOR TAXES ON INCOME (Note 2)        39,219      15,825

NET INCOME                                  $ 39,034    $ 56,100










 The accompanying notes are an integral part of this statement.

                THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       (In Thousands of Dollars)

                               Unaudited



                                              Nine Months
                                          Ended September 30,
                                           1993         1992

REVENUES                                $2,192,997  $2,152,420



EXPENSES:

  Direct operating                       1,266,242   1,243,991

  Depreciation of revenue earning
    equipment (Note 3)                     396,079     377,632

  Selling, general and administrative      254,421     277,894

  Interest, net of interest income
    of $10,404 and $2,672 (Note 4)         185,347     235,799

                                         2,102,089   2,135,316

INCOME BEFORE INCOME TAXES                  90,908      17,104


PROVISION FOR TAXES ON INCOME (Note 2)      45,634      17,076

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE         45,274          28

CUMULATIVE EFFECT ON PRIOR YEARS OF
  CHANGE IN METHOD OF ACCOUNTING
  FOR POSTRETIREMENT BENEFITS
  (Note 1)                                    -         (4,319)

NET INCOME (LOSS)                       $   45,274  $   (4,291)




    The accompanying notes are an integral part of this statement.

               THE HERTZ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In Thousands of Dollars)
                               Unaudited
                                              Nine Months
                                          Ended September 30,
                                          1993          1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $   45,274    $  (4,291)

  Non-cash expenses:
    Depreciation of revenue earning
      equipment                           396,079      377,632
    Depreciation of property and
      equipment                            47,789       54,830
    Amortization of intangibles            14,534       14,601
    Provision for public liability
      and property damage                 114,563       96,877
    Provision for losses for doubtful
      accounts                              4,761        6,257
    Deferred income taxes                  (4,400)      (4,000)

  Revenue earning equipment
    expenditures                       (3,929,119)  (3,776,134)

  Proceeds from sales of revenue
    earning equipment                   2,301,685    2,562,067

  Changes in assets and liabilities,
    net of effects from purchases
    of various operations -
      Receivables                         103,903     (124,119)

      Due from affiliates                (152,062)     (28,963)

      Inventories and prepaid expenses
        and other assets                   33,039         (885)

      Accounts payable                    (44,265)      30,557

      Accrued liabilities                  38,521       31,261

      Accrued taxes                        36,154       10,004

  Payments of public liability and
    property damage claims and expenses   (77,911)     (72,434)

      Net cash flows used for
        operating activities           (1,071,455)    (826,740)

    The accompanying notes are an integral part of this statement.

               THE HERTZ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In Thousands of Dollars)
                               Unaudited
                                                Nine Months
                                            Ended September 30,
                                             1993         1992
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures     $ (73,332)   $ (58,951)
  Proceeds from sales of property and
    equipment                                31,211       19,281
  Purchases of various operations, net
    of cash acquired (see supplemental
    disclosures below)                       (3,548)      (2,754)

      Net cash flows used for investing
        activities                          (45,669)     (42,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                    589,749      240,683
  Repayment of long-term debt              (700,296)    (269,385)
  Short-term borrowings:
    Proceeds                                663,310      453,905
    Repayments                             (370,034)    (352,555)
    Other, net                              771,565      678,084

    Net cash flows provided from
      financing activities                  954,294      750,732

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                            (2,610)       1,806

NET DECREASE IN CASH AND EQUIVALENTS
  DURING THE PERIOD                        (165,440)    (116,626)

CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                      268,019      189,888

CASH AND EQUIVALENTS AT END OF PERIOD     $ 102,579    $  73,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid (received) during the
  period for -
    Interest (net of amount capitalized)  $ 189,298    $ 245,523
    Income taxes                             (2,066)      15,923

   In connection with acquisitions made during the nine months ended September 30, 1993, liabilities assumed were $2.1 million.

The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Merger and Accounting Change

    On July 19, 1993, Park Ridge Corporation ("Park Ridge") was merged with and into the registrant. The merger has been recorded as a "pooling of interests." Under this method of accounting, when the entities before and after a merger are under common control with the same management, the operations are combined at historical cost. Consequently, the condensed consolidated financial statements of the registrant included herein have been restated for all periods prior to the effective date of the merger, and are identical to the condensed consolidated financial statements of Park Ridge for such periods. On the date of the merger, the registrant refinanced $334.3 million promissory notes of Park Ridge through the public issuance of $400 million aggregate principal amount of junior subordinated debt securities of the registrant; and a $150 million loan to Park Ridge from Ford Motor Credit Company ("FMCC") in the form of subordinated debt was assumed by the registrant (the "FMCC Note"). The FMCC Note, which has a scheduled maturity date of May 17, 2000, is subordinated in right of payment to all "Superior Indebtedness" (as defined for purposes of the FMCC Note) of the registrant including the junior subordinated debt securities referred to above.

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

Note 2 - Taxes on Income

    The provision for taxes on income is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35% in 1993 and 34% in 1992 due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit. The income tax provision for the three and nine months ended September 30, 1993 includes a $1.1 million charge relating to the increase in net deferred tax liabilities as of January 1, 1993 due to changes in the tax laws enacted in August 1993, and a $2.0 million credit resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between its former parent companies, RCA Corporation and UAL Corporation.

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Depreciation of Revenue Earning Equipment


    Depreciation of revenue earning equipment includes the following (in thousands of dollars):



                                                  Unaudited
                                              1993         1992
Three Months Ended September 30


Depreciation of revenue earning equipment  $131,073     $124,156

Less adjustment of depreciation upon
  disposal of the equipment, which
  includes credits resulting from
  valuing certain pre-acquisition
  assets on a net of tax basis               (6,732)      (1,877)

Rents paid for vehicles leased               15,902       17,407

      Total                                $140,243     $139,686



Nine Months Ended September 30



Depreciation of revenue earning equipment  $352,288     $337,082

Less adjustment of depreciation upon
  disposal of the equipment, which
  includes credits resulting from
  valuing certain pre-acquisition
  assets on a net of tax basis              (25,144)     (13,698)

Rents paid for vehicles leased               68,935       54,248

      Total                                $396,079     $377,632

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt

    Debt at September 30, 1993 and December 31, 1992 consists of the following (in thousands of dollars):
                                                  Unaudited
                                            Sept. 30,    Dec. 31,
                                               1993         1992

Notes payable, including commercial paper,
  average interest rate 3.3%                $  693,939  $    -
Promissory notes, average interest rate:
  1993, 8.5%; 1992, 8.6%; (effective
  average interest rate: 1993, 8.9%; 1992,
  9.2%); net of unamortized discount: 1993,
  $2,709; 1992, $3,517; due 1994 to 2002       924,951    947,694
Promissory notes, average interest rate
  4.8%, refinanced July 19, 1993 (Note 1)          -      394,300
Swiss Franc bonds, fixed U.S. dollar
  obligation 11.1% (effective interest
  rate 9.7%); including unamortized
  premium: 1993, $380; 1992, $528; due 1995     46,512     46,660
Property and equipment lease obligations,
  average interest rate: 1993, 9.1%; 1992,
  9.2%; due 1993 to 1998                        10,444     12,712
Medium term notes, average interest rate
  9.3% (effective average interest rate:
  1993, 9.4%; 1992, 9.3%); net of unamortized
  discount: 1993, $174; 1992, $281; due
  1994 to 1997                                 226,376    260,269
Senior subordinated promissory notes,
  average interest rate 9.5% (effective
  average interest rate 9.6%); net of
  unamortized discount: 1993, $662; 1992,
  $778; due 1993 to 1998                       251,548    251,432
Junior subordinated promissory notes, average
  interest rate 6.9%; net of unamortized
  discount of $383; due 2000 to 2003           399,617       -
Subordinated promissory note, average
  interest rate: 1993, 3.8%; 1992, 4.2%;
  due 2000 (Note 1)                            150,000    150,000
Subsidiaries' short-term debt in millions
  (1993, $618.3; 1992, $255.6) and other
  borrowings; average interest rate in
  domestic and foreign currencies: 1993,
  7.6%; 1992, 10.2%; including unamortized
  discount: 1993, $66; 1992, $152              759,924    486,834

    Total                                   $3,463,311 $2,549,901

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Debt (continued)

    The aggregate amounts of maturities of debt for the twelve month periods following September 30, 1993 are as follows (in millions): 1994, $1,516.7 (including $1,312.2 of commercial paper and short-term borrowings); 1995, $225.9; 1996, $272.4; 1997,
$176.5; 1998, $319.7; after 1998, $952.1.

    Interest expense for the nine months ended September 30, 1993 was reduced by $8.2 million of interest income relating to refunds of prior years federal income taxes.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Third Quarter 1993 vs. Third Quarter 1992

    Revenues in the third quarter of 1993 of $817 million decreased by $23 million as compared to the third quarter of 1992. This decrease was primarily attributable to changes in foreign exchange rates and was partly offset by gains in the car rental operations resulting from a greater number of transactions.

    Total expenses decreased $30 million to $739 million in the third quarter of 1993 as compared to $769 million in the third quarter of 1992. Direct operating expense decreased principally due to changes in foreign exchange rates. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and the discontinuance by the domestic automobile manufacturers of fleet purchase cash incentives; partly offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value, principally relating to the foreign and the construction equipment rental operations. Selling, general and administrative expense decreased primarily due to lower administrative and advertising costs and changes in foreign exchange rates. The decrease in interest expense was primarily due to lower interest rates in 1993.

    The tax provision in the third quarter of 1993 was $23 million higher than the tax provision in the third quarter of 1992, primarily due to higher income before income taxes in 1993 and changes in effective tax rates. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued).

Nine Months Ended September 30, 1993 vs. September 30, 1992

    Revenues in the nine months of 1993 of $2,193 million increased by $41 million as compared to the nine months of 1992. This improvement was primarily attributable to gains in the car rental operations resulting from a greater number of transactions and domestic rate increases, and higher revenues in telecommunication services due to increased volume. These increases were principally offset by decreases resulting from changes in foreign exchange rates.

    Total expenses decreased $33 million to $2,102 million in the nine months of 1993 as compared to $2,135 million in the nine months of 1992. Direct operating expense increased principally due to higher costs in the car rental operations and in telecommunication services; these increases were partly offset by decreases resulting from changes in foreign exchange rates. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and the discontinuance by the domestic automobile manufacturers of fleet purchase cash incentives; partly offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value, principally relating to the foreign and the construction equipment rental operations. Selling, general and administrative expense decreased primarily due to lower administrative and advertising costs and changes in foreign exchange rates. The decrease in interest expense was primarily due to lower interest rates and higher interest income in 1993.

    The tax provision of $46 million in the nine months of 1993 was $29 million higher than the tax provision in the nine months of 1992, primarily due to higher income before income taxes in 1993 and changes in effective tax rates. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

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


Liquidity and Capital Resources (continued)

short-term borrowing requirements in the commercial paper and Euro-note markets, and through credit facilities with various banks. Hertz also has access to all global capital markets for its long-term debt requirements. Funding requirements of Hertz' foreign operations are generally provided through local currency short-term and revolving loans with local banks.

    During the nine months ended September 30, 1993, net cash flows used for operating activities of $1.1 billion were primarily used for the net expenditures of revenue earning equipment. These expenditures were funded by net borrowings of $954 million, which included proceeds from the issuance of long-term debt of $255 million and the remaining from short-term borrowings.

    The registrant has on file with the Securities and Exchange Commission, under Rule 415, a Registration Statement on Form S-3 which, as of September 30, 1993, allows the registrant to offer from time to time up to $400 million aggregate principal amount of its unsecured senior and senior subordinated debt securities on terms to be determined at the time the securities are offered for sale. In connection with this filing, the registrant issued in April 1993, $100 million, 6-1/2% Senior Notes, which mature April 1, 2000; and issued in October 1993, $100 million, 6-3/8% Senior Notes, which mature October 15, 2005. The funds were used for general corporate purposes and to reduce short-term borrowings.

    In July 1993, the registrant filed with the Securities and Exchange Commission, under Rules 415 and 430A, an additional Registration Statement on Form S-3, which allowed the registrant to offer from time to time up to $500 million aggregate principal amount of its unsecured debt securities, which may be senior, senior subordinated or junior subordinated in priority of payment, on terms to be determined at the time the securities are offered for sale. In connection with this filing, the registrant issued on July 19, 1993, $150 million, 6-5/8% Junior Subordinated Notes, due July 15, 2000; and $250 million, 7% Junior Subordinated Notes, due July 15, 2003. The proceeds from these borrowings were used to repay $334.3 million promissory notes of Park Ridge (see Note 1 to Condensed Consolidated Financial Statements) and to reduce short-term borrowings.

    At September 30, 1993, approximately $46 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.

                  PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  (4) Instruments defining the rights of security holders, including indentures. During the quarter ended September 30, 1993, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

 (12) Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1993 and 1992.

(b) Reports on Form 8-K:

       The registrant filed a Form 8-K dated July 9, 1993 reporting under Items 5 and 7 thereof (i) instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 33-62902) filed by the registrant with the Securities and Exchange Commission covering Debt Securities issuable under an Indenture dated as of July 1, 1993 and (ii) the Restated Certificate of Incorporation and the By-Laws of the registrant adopted pursuant to the merger of Park Ridge with and into the registrant.

                           SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)



Date: November 9, 1993           By:   /s/ William Sider
                                           William Sider
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer
                                    and duly authorized officer)

              SECURITIES AND EXCHANGE COMMISSION



                     WASHINGTON, D.C. 20549







                             EXHIBIT



                           filed with



                            FORM 10-Q



                      for the quarter ended



                       September 30, 1993



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                         EXHIBIT INDEX






Exhibit
  No.                    Description

  12                     Computation of Ratio of Earnings to
                         Fixed Charges for the nine months ended
                         September 30, 1993 and 1992.

                                                     EXHIBIT 12




             THE HERTZ CORPORATION AND SUBSIDIARIES
 CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited


                                                 Nine Months
                                             Ended September 30,
                                              1993        1992

Income before income taxes                  $ 90,908    $ 17,104


Interest expense                             195,751     238,471


Portion of rent estimated to represent
  the interest factor                         60,772      59,508


Earnings before income taxes and fixed
  charges                                   $347,431    $315,083


Interest expense (including capitalized
  interest)                                 $195,888    $238,503


Portion of rent estimated to represent
  the interest factor                         60,772      59,508


Fixed charges                               $256,660    $298,011



Ratio of earnings to fixed charges               1.4         1.1