Form 10-Q
period 1994-03-31
HERTZ CORP
filed 1994-07-14
CIK 47129

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

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Change in Ownership

  In March 1994, Ford Motor Company ("Ford") acquired an additional 5% of the registrant's Common Stock from Commerzbank Aktiengesellschaft bringing Ford's ownership of the registrant's voting stock to 54%. In April 1994, Ford announced it had reached an agreement to purchase 20% of the registrant's Common Stock from Park Ridge Limited Partnership, and the registrant will then redeem the capital stock of the registrant owned by AB Volvo for $145 million. This will result in the registrant becoming a wholly owned subsidiary of Ford. In addition, the $150 million subordinated promissory note of the registrant held by Ford Motor Credit Company, will be exchanged for $150 million of Series B Preferred Stock of the registrant.




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


   In connection with Ford announcing in April 1994, that it had reached an agreement to purchase 20% of the registrant's Common Stock from Park Ridge Limited Partnership, and that the registrant will redeem the capital stock of the registrant owned by AB Volvo, the registrant will borrow $145 million to pay for the redemption of the capital stock held by AB Volvo. In addition, the $150 million subordinated promissory note of the registrant held by Ford Motor Credit Company, will be exchanged for $150 million of Series B Preferred Stock of the registrant.




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