Form 10-Q
period 1994-06-30
HERTZ CORP
filed 1994-08-15
CIK 47129

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1994
                               OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by General
Instruction H(2) of Form 10-Q.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1994: Common
Stock, $1 par value - Class A, 200 shares; Class B, 51 shares;
and Class C, 490 shares.

                       Page 1 of 18 pages
                 The Exhibit Index is on page 17

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

             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)

                        A  S  S  E  T  S

                                                Unaudited
                                           June 30,    Dec. 31,
                                             1994        1993
CASH AND EQUIVALENTS                     $  113,263  $   88,557
RECEIVABLES, less allowance for
  doubtful accounts: 1994, $7,635;
  1993, $6,862                              519,177     434,423
DUE FROM AFFILIATES                         209,044     328,512
INVENTORIES, at lower of cost or market      31,493      33,643
PREPAID EXPENSES AND OTHER ASSETS (Note 5)  101,832     121,776
REVENUE EARNING VEHICLES AND OTHER
  EQUIPMENT, at cost, less accumulated
  depreciation: 1994, $488,881; 1993,
  $418,692                                4,769,735   2,702,552
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation:
  1994, $394,609; 1993, $358,781            417,411     384,598
FRANCHISES, CONCESSIONS, CONTRACT COSTS
  AND LEASEHOLDS, net of amortization         6,999       7,192
COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization           578,241     587,245
                                         $6,747,195  $4,688,498

              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                         $  525,937  $  328,957
ACCRUED LIABILITIES                         478,941     422,743
ACCRUED TAXES                                80,392      70,849
DEBT (Note 3)                             4,654,874   2,940,495
PUBLIC LIABILITY AND PROPERTY DAMAGE        291,306     264,158
DEFERRED TAXES ON INCOME                     53,000      44,600

SHAREHOLDERS' EQUITY (Note 4):
  Preferred stock -
    Series A, 10% cumulative                236,000     340,000
    Series B, various rates cumulative      249,900      99,900
  Common stock                                    1           1
  Additional capital paid-in                 59,056     100,099
  Reinvested earnings                       130,740     105,445
  Translation adjustment                    (12,699)    (28,749)
  Unrealized holding losses for
   available-for-sale securities (Note 5)      (253)        -
    Total shareholders' equity              662,745     616,696
                                         $6,747,195  $4,688,498
 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Three Months
                                              Ended June 30,
                                             1994        1993


REVENUES                                   $825,912     $739,504



EXPENSES:

  Direct operating                          439,634      428,480

  Depreciation of revenue earning
    equipment (Note 2)                      172,800      131,798


  Selling, general and administrative        94,682       89,938


  Interest, net of interest income
    of $2,831 and $596 (Notes 3 and 4)       72,429       62,362

                                            779,545      712,578

INCOME BEFORE INCOME TAXES                   46,367       26,926


PROVISION FOR TAXES ON INCOME
  (Notes 1 and 4)                            20,006       13,813


NET INCOME                                 $ 26,361     $ 13,113









 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                                Six Months
                                              Ended June 30,
                                             1994        1993


REVENUES                                  $1,520,715  $1,375,745



EXPENSES:

  Direct operating                           846,343     824,689

  Depreciation of revenue earning
    equipment (Note 2)                       321,623     255,836


  Selling, general and administrative        179,317     168,816

  Interest, net of interest income
    of $3,987 and $9,586 (Notes 3 and 4)     128,951     113,749

                                           1,476,234   1,363,090

INCOME BEFORE INCOME TAXES                    44,481      12,655


PROVISION FOR TAXES ON INCOME
  (Notes 1 and 4)                             19,186       6,415


NET INCOME                                $   25,295  $    6,240










 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                              Six Months
                                            Ended June 30,
                                           1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $    25,295   $    6,240

  Non-cash expenses:
    Depreciation of revenue earning
      equipment                           321,623      255,836
    Depreciation of property and
      equipment                            31,856       32,764
    Amortization of intangibles             9,660        9,697
    Provision for public liability
      and property damage                  86,693       69,974
    Provision for losses for doubtful
      accounts                              2,710        3,160
    Deferred income taxes                   8,400       (7,100)

  Revenue earning equipment
    expenditures                       (3,946,053)  (3,156,478)

  Proceeds from sales of revenue
    earning equipment                   1,608,502    1,473,111

  Changes in assets and liabilities,
    net of effects from purchases
    of various operations -
      Receivables                         (71,440)     106,702

      Due from affiliates                 119,468     (136,876)

      Inventories and prepaid expenses
        and other assets                   29,789       36,221

      Accounts payable                    186,174       (7,327)

      Accrued liabilities                  47,875       25,638

      Accrued taxes                         7,446          152

  Payments of public liability and
    property damage claims and expenses   (58,629)     (48,691)

      Net cash flows used for
        operating activities           (1,590,631)  (1,336,977)

 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                                Six Months
                                               Ended June 30,
                                             1994         1993
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures    $  (78,527)   $ (49,804)
  Proceeds from sales of property and
    equipment                                19,995       20,392
  Purchases of available-for-sale
    securities                               (3,671)         -
  Proceeds from sale of available-for-
    sale securities                             514          -
  Purchases of various operations, net
    of cash acquired (see supplemental
    disclosures below)                          -         (3,474)
      Net cash flows used for investing
        activities                          (61,689)     (32,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                    429,496      161,130
  Repayment of long-term debt              (152,986)    (349,378)
  Short-term borrowings:
    Proceeds                                370,381      548,238
    Repayments                             (165,247)     (81,929)
    Other, net                            1,338,326      902,991
  Payment for the redemption of
    common and preferred stock and
    related expenses                       (145,043)         -
      Net cash flows provided from
        financing activities              1,674,927    1,181,052

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                             2,099       (2,756)
NET INCREASE (DECREASE) IN CASH
  AND EQUIVALENTS DURING THE PERIOD          24,706     (191,567)
CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                       88,557      268,019
CASH AND EQUIVALENTS AT END OF PERIOD    $  113,263   $   76,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the
  period for -
    Interest (net of amount capitalized) $  108,905   $  122,088
    Income taxes                             11,045       (7,417)

   In connection with acquisitions made during the six months ended June 30, 1993, liabilities assumed were $2.1 million.

The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Taxes on Income

    The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35% in 1994 and 34% in 1993 due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit.

Note 2 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the
following (in thousands of dollars):
                                                 Unaudited
                                              1994         1993
Three months Ended June 30

Depreciation of revenue earning equipment  $152,195     $122,160
Less adjustment of depreciation upon
  disposal of the equipment                 (12,415)     (10,836)
Rents paid for vehicles leased               33,020       20,474

      Total                                $172,800     $131,798

Six months Ended June 30

Depreciation of revenue earning equipment  $275,829     $221,215
Less adjustment of depreciation upon
  disposal of the equipment                 (19,475)     (18,412)
Rents paid for vehicles leased               65,269       53,033

      Total                                $321,623     $255,836

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 1994 and 1993 included net gains of $5.0 million and $4.3 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; net gains of $7.4 million and $5.4 million, respectively, in the car rental and car leasing operations primarily relating to foreign operations; and in 1993, credits of $1.1 million resulting from valuing pre-acquisition assets on a net of tax basis.

The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 1994 and 1993 included net gains of $12.7 million and $9.4 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; net gains of $6.8 million and $6.1 million, respectively, in the car rental and car leasing operations primarily relating to foreign operations; and in 1993, credits of $2.9 million resulting from valuing pre-acquisition assets on a net of tax basis.

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Debt

    Debt at June 30, 1994 and December 31, 1993 consists of the following (in thousands of dollars):
                                                  Unaudited
                                             June 30,    Dec. 31,
                                               1994        1993
Notes payable, including commercial paper,
  average interest rate: 1994, 4.5%;
  1993, 3.4%                                $1,289,912 $  237,197
Promissory notes, average interest rate:
  1994, 7.5%; 1993, 8.3%; (effective
  average interest rate: 1994, 7.7%; 1993,
  8.6%); net of unamortized discount: 1994,
  $3,795; 1993, $2,549; due 1994 to 2005     1,468,865  1,025,111
Swiss Franc bonds, fixed U.S. dollar
  obligation 11.1% (effective interest
  rate 9.7%); including unamortized
  premium: 1994, $231; 1993, $330; due 1995     46,363     46,462
Property and equipment lease obligations,
  average interest rate: 1994, 8.9%; 1993,
  9.0%; due 1994 to 1998                         8,045      9,907
Medium term notes, average interest rate
  9.3% (effective average interest rate
  9.4%); net of unamortized
  discount: 1994, $87; 1993, $139; due
  1994 to 1997                                 195,338    226,411
Senior and other subordinated promissory
  notes, average interest rate: 1994, 9.5%;
  1993, 7.4% (effective average interest
  rate: 1994, 9.6%; 1993, 7.5%); net of
  unamortized discount: 1994, $545; 1993,
  $621; due 1994 to 1998 (Note 4)              250,807    400,731
Junior subordinated promissory notes,
  average interest rate 6.9%; net of
  unamortized discount: 1994, $351; 1993,
  $372; due 2000 to 2003                       399,649    399,628
Subsidiaries' short-term debt in millions
  (1994, $845.1; 1993, $463.1) and other
  borrowings; average interest rate in
  domestic and foreign currencies: 1994,
  6.0%; 1993, 7.1%; including unamortized
  discount: 1994, $57; 1993, $65               995,895    595,048

    Total                                   $4,654,874 $2,940,495

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Debt (continued)

  The aggregate amounts of maturities of debt for the twelve month periods following June 30, 1994 are as follows (in millions): 1995, $2,512.7 (including $2,280.0 of commercial paper and short-term borrowings); 1996, $193.8; 1997, $215.8; 1998,
$412.6; 1999, $118.7; after 1999, $1,201.3.

  Interest expense for the three and six months ended June 30, 1994 and for the six months ended June 30, 1993 was reduced by $1.6 million and $8.2 million, respectively, of interest income relating to refunds of prior years state, local and federal income taxes.

  At June 30, 1994, approximately $64 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.

  On June 8, 1994, the registrant and Ford entered into a revolving loan agreement under which the registrant may borrow from Ford from time to time in amounts of up to $250 million outstanding at any one time. Obligations of the registrant under the agreement would rank pari passu with the registrant's Senior Debt Securities. This agreement by its terms expires on June 30, 1999, on which date any amounts then outstanding thereunder are required to be repaid. In addition, at June 30, 1994, the registrant had $238.9 million of outstanding loans from Ford.

  The registrant and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements include primarily interest-rate swap agreements and forward rate agreements. The differential paid or received on interest-rate swap agreements is recognized as an adjustment to interest expense. The effect of these agreements is to make the registrant less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because interest rates for fixed rate debt are generally higher than for variable rate debt, the effect at June 30, 1994 of the swap agreements is to give the registrant an overall effective weighted-average rate on debt of 6.7%, with 35% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.6%, with 49% of debt subject to variable interest rates when not considering the swap agreements. These agreements expressed in notional amounts aggregated $667 million at June 30, 1994. Notional amounts are not reflective of the registrant's obligations under these agreements because the registrant is only obligated to pay the

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Debt (continued)


net amount of interest rate differential between the fixed and variable rates specified in the contracts. At June 30, 1994, the fair value of all contracts (notional principal of $715 million, which includes $48 million of notional principal scheduled to start after June 30, 1994) which is representative of the registrant's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $3.7 million.



Note 4 - Change in Ownership and Supplemental Disclosure of
  Noncash Investing and Financing Activities


  In March 1994, Ford Motor Company ("Ford") acquired the registrant's Common Stock owned by Commerzbank Aktiengesell-schaft. On April 29, 1994, the registrant redeemed its preferred and common stock owned by AB Volvo for $145 million, borrowing the funds from Ford to pay for the redemption, and Ford purchased all of the common stock of the registrant owned by Park Ridge Limited Partnership. This resulted in the registrant becoming a wholly owned subsidiary of Ford. In addition, the $150 million subordinated promissory note of the registrant held by Ford Motor Credit Company, was exchanged for $150 million of Series B Preferred Stock of the registrant. In connection with these transactions, notes payable were increased by $145 million, Series A Preferred Stock was reduced by $104 million, and Additional Capital Paid-in was reduced by $41 million; interest expense was increased by $8.6 million and provision for taxes was decreased by $3.0 million; and subordinated promissory notes were reduced by $150 million and Series B Preferred Stock was increased by $150 million.


  During the six months ended June 30, 1994, the registrant purchased Ford vehicles at a cost of approximately $2.5 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $966 million.

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Change in Ownership and Supplemental Disclosure of
  Noncash Investing and Financing Activities (continued)


  In 1992, the registrant entered into a lease agreement with a third party lessor, Hertz Funding Corp. ("HFC"), providing for the lease of vehicles purchased by HFC under a repurchase program offered by Ford. As with similar lease transactions with vehicle manufacturers in the past, the registrant acts as lessee and servicer relating to the acquisition and return of leased vehicles owned by HFC. Although the officers of HFC are employees of the registrant, HFC is wholly owned by PAZ ABS Corp., an entity unaffiliated with the registrant or any of its subsidiaries, and the Board of Directors of HFC is controlled by directors unaffiliated with the registrant or any of its subsidiaries. Under the lease, which is accounted for as an operating lease, the registrant makes payments equal to the monthly depreciation and all expenses (including interest) of HFC and is responsible for the remaining net cost on any vehicles that become ineligible under the repurchase program. At June 30, 1994, the net cost of the vehicles leased under this agreement was approximately $357 million.


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


  As of June 30, 1994, Prepaid Expenses and Other Assets include available-for-sale securities at fair value of $5.9 million (cost $6.1 million). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with maturity dates ranging from 1994 through 2014. For the six months ended June 30, 1994, proceeds of $514,400 from the sale of available-for-sale securities were received, and a gross realized loss of $26,850 was included in earnings. Actual cost was used in computing the realized loss on the sale. For the six months ended June 30, 1994, unrealized holding losses and unrealized holding gains, net of taxes, included in Shareholders' Equity were $281,262 and $28,400, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.



Second Quarter 1994 vs. Second Quarter 1993


    Revenues in the second quarter of 1994 of $826 million increased by $86 million as compared to the second quarter of 1993. This increase was primarily attributable to increases in the car rental operations resulting from a greater number of transactions due to increased travel and an increase in market share, and improvements in construction equipment rental and sales in the United States due to increased volume resulting from improvements in the economy in the United States. These increases were partly offset by lower revenues in claim administration and telecommunication services due to decreases in volume, and from changes in foreign exchange rates.


    Total expenses increased $67 million to $780 million in the second quarter of 1994 as compared to $713 million in the second quarter of 1993. Direct operating expense increased principally due to the higher volume of business, but is lower in 1994 as a percent of revenues due to more efficient fixed cost coverage. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and higher prices for automobiles; these increases were partly offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value primarily related to a decrease in the number of "risk" vehicles in the car rental operations, gains on the sale of equipment in the construction equipment rental operations in the United States principally due to improvements in the economy in the United States, partly offset by credits recorded in 1993 resulting from valuing certain pre-acquisition assets on a net of tax basis. Selling, general and administrative expense increased primarily due to higher
advertising costs.   The increase in interest expense was
primarily due to higher debt levels in 1994 and $8.6 million included in 1994 relating to interest receivable from Park Ridge Limited Partnership which will not be collected, partly offset by higher interest income in 1994.


    The tax provision of $20 million in the second quarter of 1994 was higher than the tax provision of $13.8 million in the second quarter of 1993, primarily due to higher income before income taxes in 1994 and changes in effective tax rates. See
Note 1 to the Notes to Condensed Consolidated Financial
Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).



First Half of 1994 vs. First Half of 1993


   Revenues in the first half of 1994 of $1,521 million increased by $145 million as compared to the first half of 1993. This increase was primarily attributable to increases in the car rental operations resulting from a greater number of transactions due to increased travel and an increase in market share, and improvements in construction equipment rental and sales in the United States due to increased volume resulting from improvements in the economy in the United States. These increases were partly offset by lower revenues in claim administration and telecommunication services due to decreases in volume, and from changes in foreign exchange rates.


   Total expenses increased $113 million to $1,476 million in the first half of 1994 as compared to $1,363 million in the first half of 1993. Direct operating expense increased principally due to the higher volume of business, but is lower in 1994 as a percent of revenues due to more efficient fixed cost coverage. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and higher prices for automobiles; these increases were partly offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value primarily related to a decrease in the number of "risk" vehicles in the car rental operations, gains on the sale of equipment in the construction equipment rental operations in the United States principally due to improvements in the economy in the United States, partly offset by credits recorded in 1993 resulting from valuing certain pre-
acquisition assets on a net of tax basis.   Selling, general and
administrative expense increased primarily due to higher advertising costs. The increase in interest expense was primarily due to higher debt levels and lower interest income in 1994 and $8.6 million included in 1994 relating to interest receivable from Park Ridge Limited Partnership which will not be collected, partly offset by lower interest rates in 1994 in the foreign operations.


   The tax provision of $19.2 million in the first half of 1994 was higher than the tax provision of $6.4 million in the first half of 1993, primarily due to higher income before income taxes in 1994 and changes in effective tax rates. See Note 1 to the Notes to Condensed Consolidated Financial Statements.

                  PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  (4) Instruments defining the rights of security holders, including indentures. During the quarter ended June 30, 1994, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

 (12) Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1994, and 1993.

(b) Reports on Form 8-K:

       The registrant filed Forms 8-K dated April 5, 1994 and June 23, 1994 reporting under Items 4, 5 and 7 thereof
       (i) instruments defining the rights of security holders, including indentures, in connection with the Registration Statements on Form S-3 (File Nos. 33-39145 and 33-62902) filed by the registrant with the Securities and Exchange Commission covering Senior and Senior and Junior Subordinated Debt Securities issuable under Indentures dated as of April 1, 1986, as supplemented, June 1, 1989, and July 1, 1993, and (ii) reporting a change in the registrant's certifying accountant.


                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)



Date: August 15, 1994           By:    /s/ William Sider
                                           William Sider
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer
                                    and duly authorized officer)

              SECURITIES AND EXCHANGE COMMISSION



                     WASHINGTON, D.C. 20549







                             EXHIBIT



                           filed with



                            FORM 10-Q



                      for the quarter ended



                          June 30, 1994



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                         EXHIBIT INDEX






Exhibit
  No.                    Description

  12                     Computation of Ratio of Earnings to
                         Fixed Charges for the six months ended
                         June 30, 1994 and 1993.

                                                     EXHIBIT 12




             THE HERTZ CORPORATION AND SUBSIDIARIES
 CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited


                                                 Six Months
                                               Ended June 30,
                                              1994        1993

Income before income taxes                  $ 44,481    $ 12,655


Interest expense                             124,352     123,335


Portion of rent estimated to represent
  the interest factor                         43,590      41,882


Earnings before income taxes and fixed
  charges                                   $212,423    $177,872


Interest expense (including capitalized
  interest)                                 $124,555    $123,432


Portion of rent estimated to represent
  the interest factor                         43,590      41,882


Fixed charges                               $168,145    $165,314



Ratio of earnings to fixed charges               1.3         1.1