Form 10-Q
period 1994-10-28
HERTZ CORP
filed 1994-10-28
CIK 47129

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  September 30, 1994

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1994:
Common Stock, $1 par value - Class A, 200 shares; Class B, 51 shares; and Class C, 490 shares.

                       Page 1 of 21 pages
                 The Exhibit Index is on page 18

                 PART I - FINANCIAL INFORMATION



ITEM l. FINANCIAL STATEMENTS.



                     INTRODUCTORY STATEMENT



    The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 1993, filed by the registrant with the Securities and Exchange Commission on March 8, 1994, has been followed in preparing the accompanying condensed consolidated financial statements, except, effective January 1, 1994, the registrant adopted the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and effective July 1, 1994, the registrant increased certain lives being used to compute the provision for depreciation of revenue earning equipment (see Notes 1 and 3 to the Notes to Condensed Consolidated Financial Statements).

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

             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)

                        A  S  S  E  T  S

                                                Unaudited
                                          Sept. 30,    Dec. 31,
                                             1994        1993
CASH AND EQUIVALENTS                     $  112,229  $   88,557
RECEIVABLES, less allowance for
  doubtful accounts: 1994, $9,397;
  1993, $6,862                              532,155     434,423
DUE FROM AFFILIATES                         203,523     328,512
INVENTORIES, at lower of cost or market      34,278      33,643
PREPAID EXPENSES AND OTHER ASSETS (Note 1)   96,601     121,776
REVENUE EARNING VEHICLES AND OTHER
  EQUIPMENT, at cost, less accumulated
  depreciation: 1994, $549,974; 1993,
  $418,692                                4,540,370   2,702,552
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation:
  1994, $413,218; 1993, $358,781            434,052     384,598
FRANCHISES, CONCESSIONS, CONTRACT COSTS
  AND LEASEHOLDS, net of amortization         6,888       7,192
COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization (Note 6)   575,930     587,245
                                         $6,536,026  $4,688,498
              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                         $  430,120  $  328,957
ACCRUED LIABILITIES                         487,929     422,743
ACCRUED TAXES                               102,759      70,849
DEBT (Note 4)                             4,401,002   2,940,495
PUBLIC LIABILITY AND PROPERTY DAMAGE        306,802     264,158
DEFERRED TAXES ON INCOME                     73,800      44,600

SHAREHOLDERS' EQUITY (Note 5):
  Preferred stock -
    Series A, 10% cumulative                236,000     340,000
    Series B, various rates cumulative      249,900      99,900
  Common stock                                    1           1
  Additional capital paid-in                 59,056     100,099
  Reinvested earnings                       192,222     105,445
  Translation adjustment                     (3,338)    (28,749)
  Unrealized holding losses for
   available-for-sale securities (Note 1)      (227)        -
    Total shareholders' equity              733,614     616,696
                                         $6,536,026  $4,688,498
 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Three Months
                                           Ended September 30,
                                             1994        1993


REVENUES                                   $958,189     $817,252



EXPENSES:

  Direct operating                          477,994      441,553

  Depreciation of revenue earning
    equipment (Note 3)                      191,570      140,243


  Selling, general and administrative       104,574       85,605


  Interest, net of interest income
    of $1,440 and $818                       75,667       71,598

                                            849,805      738,999

INCOME BEFORE INCOME TAXES                  108,384       78,253


PROVISION FOR TAXES ON INCOME
  (Note 2)                                   46,902       39,219


NET INCOME                                 $ 61,482     $ 39,034









 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Nine Months
                                           Ended September 30,
                                             1994        1993


REVENUES                                  $2,478,904  $2,192,997



EXPENSES:

  Direct operating                         1,324,337   1,266,242

  Depreciation of revenue earning
    equipment (Note 3)                       513,193     396,079


  Selling, general and administrative        283,891     254,421

  Interest, net of interest income
    of $5,427 and $10,404 (Notes 4 and 5)    204,618     185,347

                                           2,326,039   2,102,089

INCOME BEFORE INCOME TAXES                   152,865      90,908


PROVISION FOR TAXES ON INCOME
  (Notes 2 and 5)                             66,088      45,634


NET INCOME                                $   86,777  $   45,274










 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                             Nine Months
                                          Ended September 30,
                                           1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $    86,777   $   45,274

  Non-cash expenses:
    Depreciation of revenue earning
      equipment                           513,193      396,079
    Depreciation of property and
      equipment                            50,358       47,789
    Amortization of intangibles            14,514       14,534
    Provision for public liability
      and property damage                 143,193      114,563
    Provision for losses for doubtful
      accounts                              5,051        4,761
    Deferred income taxes                  29,200       (4,400)

  Revenue earning equipment
    expenditures                       (5,184,006)  (3,929,119)

  Proceeds from sales of revenue
    earning equipment                   2,968,952    2,301,685

  Changes in assets and liabilities,
    net of effects from purchases
    of various operations -
      Receivables                         (69,903)     103,903

      Due from affiliates                 124,989     (152,062)

      Inventories and prepaid expenses
        and other assets                   37,949       33,039

      Accounts payable                     82,365      (44,265)

      Accrued liabilities                  44,703       38,521

      Accrued taxes                        27,329       36,154

  Payments of public liability and
    property damage claims and expenses  (100,266)     (77,911)

      Net cash flows used for
        operating activities           (1,225,602)  (1,071,455)

 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                               Nine Months
                                            Ended September 30,
                                             1994         1993
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures    $ (117,531)   $ (73,332)
  Proceeds from sales of property and
    equipment                                27,775       31,211
  Purchases of available-for-sale
    securities                               (5,998)         -
  Proceeds from sale of available-for-
    sale securities                           3,242          -
  Purchases of various operations, net
    of cash acquired (see supplemental
    disclosures below)                       (2,044)      (3,548)
      Net cash flows used for investing
        activities                          (94,556)     (45,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                    454,116      589,749
  Repayment of long-term debt              (173,484)    (700,296)
  Short-term borrowings:
    Proceeds                                626,151      663,310
    Repayments                             (319,988)    (370,034)
    Other, net                              898,968      771,565
  Payment for the redemption of
    common and preferred stock and
    related expenses                       (145,043)         -
      Net cash flows provided from
        financing activities              1,340,720      954,294

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                             3,110       (2,610)
NET INCREASE (DECREASE) IN CASH
  AND EQUIVALENTS DURING THE PERIOD          23,672     (165,440)
CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                       88,557      268,019
CASH AND EQUIVALENTS AT END OF PERIOD    $  112,229   $  102,579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the
  period for -
    Interest (net of amount capitalized) $  194,644   $  189,298
    Income taxes                             18,995       (2,066)

   In connection with acquisitions made during the nine months ended September 30, 1994 and 1993, liabilities assumed were $27 million and $2.1 million, respectively.

The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Accounting Change


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


  As of September 30, 1994, Prepaid Expenses and Other Assets include available-for-sale securities at fair value of $5.4 million (cost $5.7 million). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with maturity dates ranging from 1995 through 2014. For the nine months ended September 30, 1994, proceeds of $3,242,000 from the sale of available-for-sale securities were received, and a gross realized loss of $8,827 was included in earnings. Actual cost was used in computing the realized loss on the sale. For the nine months ended September 30, 1994, unrealized holding losses and unrealized holding gains, net of taxes, included in Shareholders' Equity were $245,456 and $18,176, respectively.


Note 2 - Taxes on Income


    The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35% due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit. The income tax provision for the three and nine months ended September 30, 1993 includes a $1.1 million charge relating to the increase in net deferred tax liabilities as of January 1, 1993 due to changes in the U.S. tax law enacted in August 1993, and a $2.0 million credit resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the registrant and its former parent companies, RCA Corporation and UAL Corporation.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the
following (in thousands of dollars):
                                                 Unaudited
                                              1994         1993
Three months Ended September 30

Depreciation of revenue earning equipment  $169,032     $131,073
Less adjustment of depreciation upon
  disposal of the equipment                  (3,084)      (6,732)
Rents paid for vehicles leased               25,622       15,902

      Total                                $191,570     $140,243

Nine months Ended September 30

Depreciation of revenue earning equipment  $459,755     $352,288
Less adjustment of depreciation upon
  disposal of the equipment                 (22,559)     (25,144)
Rents paid for vehicles leased               75,997       68,935

      Total                                $513,193     $396,079

Effective July 1, 1994, certain lives being used to compute the provision for depreciation of revenue earning equipment were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the three and nine months ended September 30, 1994 was decreased by $6.1 million.

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 1994 and 1993 included net losses of $.2 million and net gains of $4.0 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; net gains of $3.3 million and $1.5 million, respectively, in the car rental and car leasing operations primarily relating to foreign operations; and in 1993, credits of $1.2 million resulting from valuing pre-acquisition assets on a net of tax basis.

The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 1994 and 1993 included net gains of $12.5 million and $13.4 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; net gains of $10.1 million and $7.6 million, respectively, in the car rental and car leasing operations primarily relating to foreign operations; and in 1993, credits of $4.1 million resulting from valuing pre-acquisition assets on a net of tax basis.

THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt

    Debt at September 30, 1994 and December 31, 1993 consists of the following (in thousands of dollars):
                                                  Unaudited
                                             Sept. 30,   Dec. 31,
                                               1994        1993
Notes payable, including commercial paper,
  average interest rate: 1994, 4.8%;
  1993, 3.4%                                $  919,832 $  237,197
Promissory notes, average interest rate:
  1994, 7.6%; 1993, 8.3%; (effective
  average interest rate: 1994, 7.7%; 1993,
  8.6%); net of unamortized discount: 1994,
  $3,524; 1993, $2,549; due 1994 to 2005     1,469,136  1,025,111
Swiss Franc bonds, fixed U.S. dollar
  obligation 11.1% (effective interest
  rate 9.7%); including unamortized
  premium: 1994, $182; 1993, $330; due 1995     46,314     46,462
Property and equipment lease obligations,
  average interest rate: 1994, 8.8%; 1993,
  9.0%; due 1994 to 1998                         7,454      9,907
Medium term notes, average interest rate
  9.3% (effective average interest rate: 1994,
  9.6%; 1993, 9.4%); net of unamortized
  discount: 1994, $62; 1993, $139; due
  1995 to 1997                                 188,363    226,411
Senior and other subordinated promissory
  notes, average interest rate: 1994, 9.5%;
  1993, 7.4% (effective average interest
  rate: 1994, 9.6%; 1993, 7.5%); net of
  unamortized discount: 1994, $505; 1993,
  $621; due 1994 to 1998 (Note 5)              250,847    400,731
Junior subordinated promissory notes,
  average interest rate 6.9%; net of
  unamortized discount: 1994, $340; 1993,
  $372; due 2000 to 2003                       399,660    399,628
Subsidiaries' short-term debt in millions
  (1994, $931.1; 1993, $463.1) and other
  borrowings; average interest rate in
  domestic and foreign currencies: 1994,
  6.2%; 1993, 7.1%; including unamortized
  discount: 1994, $52; 1993, $65             1,119,396    595,048

    Total                                   $4,401,002 $2,940,495

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Debt (continued)

  The aggregate amounts of maturities of debt for the twelve month periods following September 30, 1994 are as follows (in millions): 1995, $2,265.9 (including $1,995.9 of commercial paper and short-term borrowings); 1996, $277.3; 1997, $227.3; 1998,
$330.2; 1999, $99.6; after 1999, $1,200.7.

  Interest expense for the nine months ended September 30, 1994 and 1993 was reduced by $1.6 million and $8.2 million, respectively, of interest income relating to refunds of prior years' state, local and federal income taxes.

  At September 30, 1994, approximately $104 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.

  On June 8, 1994, the registrant and Ford entered into a revolving loan agreement under which the registrant may borrow from Ford from time to time in amounts of up to $250 million outstanding at any one time. Obligations of the registrant under the agreement would rank pari passu with the registrant's Senior Debt Securities. This agreement by its terms expires on June 30, 1999, on which date any amounts then outstanding thereunder are required to be repaid. In addition, at September 30, 1994, the registrant had $163.9 million of outstanding loans from Ford.

  The registrant and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements and forward rate agreements. The differential paid or received on these agreements is recognized as an adjustment to interest expense. The effect of these agreements is to make the registrant less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at September 30, 1994 of the swap agreements is to give the registrant an overall effective weighted-average rate on debt of 7.0%, with 37% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.9%, with 45% of debt subject to variable interest rates when not considering the swap agreements. These agreements expressed in notional amounts aggregated $353 million at September 30, 1994. Notional amounts are not reflective of the registrant's obligations under these agreements because the registrant is only obligated to pay the net amount of interest rate differential between the fixed and

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Debt (continued)


variable rates specified in the contracts. At September 30, 1994, the fair value of all outstanding contracts (notional principal of $362 million, which includes $32 million of notional principal scheduled to start after September 30, 1994), which is representative of the registrant's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net receivable of $.6 million.



Note 5 - Change in Ownership and Supplemental Disclosure of
  Noncash Investing and Financing Activities


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


  During the nine months ended September 30, 1994, the registrant purchased Ford vehicles at a cost of approximately $2.9 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.5 billion.

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Change in Ownership and Supplemental Disclosure of
  Noncash Investing and Financing Activities (continued)


  In 1992, the registrant entered into a lease agreement with a third party lessor, Hertz Funding Corp. ("HFC"), providing for the lease of vehicles purchased by HFC under a repurchase program offered by Ford. As with similar lease transactions with vehicle manufacturers in the past, the registrant acts as lessee and servicer relating to the acquisition and return of leased vehicles owned by HFC. Although the officers of HFC are employees of the registrant, HFC is wholly owned by PAZ ABS Corp. ("PAZ"), an entity unaffiliated with the registrant or any of its subsidiaries, and the Board of Directors of HFC is controlled by directors unaffiliated with the registrant or any of its subsidiaries. Under the lease, which is accounted for as an operating lease, the registrant makes payments equal to the monthly depreciation and all expenses (including interest) of HFC and is responsible for the remaining net cost on any vehicles that become ineligible under the repurchase program. At September 30, 1994, the net cost of the vehicles leased under this agreement was approximately $342 million. The registrant intends to acquire, on or about November 1, 1994, all of the issued and outstanding shares of HFC from PAZ for the purpose of winding-down the activities of HFC.


Note 6 - Acquisition

  On July 31, 1994, Axus, S.A., a car leasing company of the registrant which operates in various countries in Europe, acquired an additional interest in Locaplan S.A., a car leasing operation in France, increasing its ownership from 50% to 100%. The cost relating to this acquisition approximated $2.3 million, which exceeded the net assets acquired by approximately $2.2 million. Commencing in August 1994, the accounts of this operation have been included in the consolidated financial statements of the registrant, which did not have a material effect on the registrant's consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.



Third Quarter 1994 vs. Third Quarter 1993


    Revenues in the third quarter of 1994 of $958 million increased by $141 million as compared to the third quarter of 1993. This increase was primarily attributable to increases in the car rental operations resulting from a greater number of transactions due to increased travel and an increase in market share and changes in foreign exchange rates, higher revenues in car leasing due to an acquisition made in July 1994 in Europe and changes in foreign exchange rates, and improvements in construction equipment rental and sales in the United States due to increased volume resulting from improvements in the economy in the United States. These increases were partly offset by lower revenues in claim administration and telecommunication services due to decreases in volume.


    Total expenses increased $111 million to $850 million in the third quarter of 1994 as compared to $739 million in the third quarter of 1993. Direct operating expense increased principally due to the higher volume of business and changes in foreign exchange rates, but is lower in 1994 as a percent of revenues due to more efficient fixed cost coverage. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated, higher prices for automobiles, and credits recorded in 1993 resulting from valuing certain pre-acquisition assets on a net of tax basis; these increases were partly offset by a reduction in depreciation of $6.1 million due to changes made effective July 1, 1994 to the increase in certain lives being used to compute the provision for depreciation of revenue earning equipment to reflect changes in the estimated residual values to be realized when the equipment is sold. Selling, general and administrative expense increased primarily due to higher advertising and administrative costs and changes in
foreign exchange rates.   The increase in interest expense was
primarily due to higher debt levels in 1994, partially offset by lower interest rates in 1994 in the foreign operations.


    The tax provision of $46.9 million in the third quarter of 1994 was higher than the tax provision of $39.2 million in the third quarter of 1993, primarily due to higher income before income taxes in 1994 and changes in effective tax rates. See
Note 2 to the Notes to Condensed Consolidated Financial
Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).


Nine Months Ended September 30, 1994 vs. September 30, 1993


   Revenues in the nine months of 1994 of $2,479 million increased by $286 million as compared to the nine months of 1993. This increase was primarily attributable to increases in the car rental operations resulting from a greater number of transactions due to increased travel and an increase in market share, and improvements in construction equipment rental and sales in the United States due to increased volume resulting from improvements in the economy in the United States. These increases were partly offset by lower revenues in claim administration and telecommunication services due to decreases in volume.


   Total expenses increased $224 million to $2,326 million in the nine months of 1994 as compared to $2,102 million in the nine months of 1993. Direct operating expense increased principally due to the higher volume of business, but is lower in 1994 as a percent of revenues due to more efficient fixed cost coverage. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated, higher prices for automobiles, and credits recorded in 1993 resulting from valuing certain pre-acquisition assets on a net of tax basis; these increases were partly offset by a reduction in depreciation of $6.1 million due to changes made effective July 1, 1994 to the increase in certain lives being used to compute the provision for depreciation of revenue earning equipment to reflect changes in the estimated residual values to be realized when the equipment is sold, and higher net proceeds received on disposal of revenue earning equipment in excess of book value primarily related to a decrease in the number of "risk" vehicles in the car rental operations and gains on the sale of equipment in the construction equipment rental operations in the United States principally due to improvements in the economy in the United States. Selling, general and administrative expense increased primarily due to higher advertising costs. The increase in interest expense was primarily due to higher debt levels and lower interest income in 1994 and $8.6 million included in 1994 relating to interest receivable from Park Ridge Limited Partnership which will not be collected, partly offset by lower interest rates in 1994 in the foreign operations.


   The tax provision of $66.1 million in the nine months of 1994 was higher than the tax provision of $45.6 million in the nine months of 1993, primarily due to higher income before income taxes in 1994 and changes in effective tax rates. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

                  PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  (4) Instruments defining the rights of security holders, including indentures. During the quarter ended September 30, 1994, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

 (12) Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1994, and 1993.

 (27)  Financial Data Schedule for the nine months ended
       September 30, 1994.

(b) Reports on Form 8-K:

       The registrant filed Form 8-K/A #1 dated July 14, 1994 reporting under Items 4, 5 and 7 thereof (i) instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 33-39145) filed by the registrant with the Securities and Exchange Commission covering Senior and Senior Subordinated Debt Securities issuable under Indentures dated as of April 1, 1986, as supplemented, and June 1, 1989, and (ii) reporting a change in the registrant's certifying accountant.

                           SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)


Date: October 28, 1994           By:    /s/ William Sider

                                           William Sider
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer
                                    and duly authorized officer)

              SECURITIES AND EXCHANGE COMMISSION



                     WASHINGTON, D.C. 20549







                            EXHIBITS



                           filed with



                            FORM 10-Q



                      for the quarter ended



                       September 30, 1994



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                         EXHIBIT INDEX






Exhibit
  No.                    Description

  12                     Computation of Ratio of Earnings to
                         Fixed Charges for the nine months ended
                         September 30, 1994 and 1993.

  27                     Financial Data Schedule for the nine
                         months ended September 30, 1994.

                                                     EXHIBIT 12




             THE HERTZ CORPORATION AND SUBSIDIARIES
 CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited


                                                 Nine Months
                                            Ended September 30,
                                              1994        1993

Income before income taxes                  $152,865    $ 90,908


Interest expense                             210,045     195,751


Portion of rent estimated to represent
  the interest factor                         67,512      60,772


Earnings before income taxes and fixed
  charges                                   $430,422    $347,431


Interest expense (including capitalized
  interest)                                 $210,398    $195,888


Portion of rent estimated to represent
  the interest factor                         67,512      60,772


Fixed charges                               $277,910    $256,660



Ratio of earnings to fixed charges               1.5         1.4