Form 10-K
period 1994-12-31
HERTZ CORP
filed 1995-03-13
CIK 47129

                                 F O R M   10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994    OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 1-7541

                   T H E    H E R T Z    C O R P O R A T I O N
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                         13-1938568
- - ------------------------                   ------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)

225 Brae Boulevard, Park Ridge, New Jersey                        07656-0713
- - ------------------------------------------                        ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  201-307-2000


Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
           Title of each class                         on which registered
- - --------------------------------------------------   -----------------------
6-5/8% Junior Subordinated Notes due July 15, 2000   New York Stock Exchange
7% Junior Subordinated Notes due July 15, 2003       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction J(2) of Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   .   No      .
                                              -------      ------

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None (all of the voting stock of the registrant is owned by Ford Motor Company).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1994: Common Stock, $1 par value - Class A, 200 shares; Class B, 51 shares; and Class C, 490 shares.

                      Documents Incorporated By Reference
                      -----------------------------------

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: None.
                              Page 1 of  74  pages
                       The Exhibit Index is on page  50

                                     PART I


ITEM 1.  BUSINESS.

General

     The Hertz Corporation and its subsidiaries ("Hertz"), affiliates and independent licensees are engaged principally in the business of renting automobiles and renting and leasing trucks, without drivers, in the United States and in over 150 foreign countries. Collectively, they operate what the registrant believes is the largest rent a car business in the world and one of the largest one-way truck rental businesses in the United States. In addition, through its wholly-owned subsidiary, Hertz Equipment Rental Corporation, Hertz operates what it believes to be the largest rental, lease and sale of construction and materials handling equipment business in the United States. Other activities of Hertz include the sale of its used vehicles, the leasing of automobiles in Australia and New Zealand and in Europe through its independent licensees; and providing claim management and telecommunication services in the United States.

     The registrant, which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1924. UAL Corporation ("UAL") (formerly Allegis Corporation) purchased all of the registrant's outstanding capital stock from RCA Corporation ("RCA") on August 30, 1985. Park Ridge Corporation ("Park Ridge") purchased all of the registrant's outstanding capital stock from UAL on December 30, 1987. On July 19, 1993, Park Ridge (which had no material assets other than the registrant) was merged with and into the registrant, with the prior stockholders of Park Ridge becoming the stockholders of the registrant. In March 1994, Ford Motor Company ("Ford") acquired the registrant's common stock owned by Commerzbank Aktiengesellschaft. On April 29, 1994, Ford purchased all of the common stock of the registrant owned by Park Ridge Limited Partnership. The registrant then redeemed the preferred and common stock of the registrant owned by AB Volvo, borrowing the funds to pay for the redemption. In addition, a subordinated promissory note of the registrant held by Ford Motor Credit Company was exchanged for an equivalent amount of preferred stock of the registrant. See Notes 1, 5, 7 and 14 of the Notes to Consolidated Financial Statements included in this Report.

       For information with respect to business segments of Hertz, reference should be made to Note 10 of the Notes to Consolidated Financial Statements included in this Report.


Rent A Car

     Hertz provides rent a car service throughout the United States, including virtually all major U.S. cities, and in major foreign countries. Rent a car service is also provided through independent licensees (see Business - Licensees). A wide variety of makes and models of automobiles are used for daily rental purposes, nearly all of which are current year or the previous year's models. Car rentals are made on a daily, weekly or monthly basis, the rental charge being computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Services provided to customers include public liability and property damage protection. In addition to vehicle rentals and licensee fees, revenues are generated from providing customers with ancillary products such as loss or collision damage waiver, theft protection, liability insurance supplement, personal accident insurance and personal effects coverage. Rent a car operations are subject to seasonal factors with the greatest activity occurring in the second and third calendar quarters (see Note 12 of the Notes to Consolidated Financial Statements included in this Report).

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


     Rent a car facilities are operated at virtually all major airports and at downtown locations in major cities in the United States. Hertz estimates that airport revenues accounted for approximately 90% of its rent a car revenues in the United States in 1994. Arrangements are also in effect at hotels, motels and railroad terminals to facilitate car rentals at such locations.


     The foreign rent a car operations of Hertz that generated the highest volumes of business during 1994 are those conducted in France, Germany, the United Kingdom, Italy, Canada, Spain, Australia and Switzerland. These operations are conducted by wholly-owned subsidiaries of Hertz. In general, Hertz' foreign rent a car operations are conducted along lines similar to those of rent a car operations of Hertz in the United States. Hertz believes there are no unusual risks associated with its foreign operations.


     Hertz' ability to withdraw earnings or investments from foreign countries is, in some cases, subject to exchange controls and the utilization of foreign tax credits. It may also be affected by fluctuations in exchange rates for foreign currencies and by revaluation of such currencies in relation to the U.S. dollar by the governments involved. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Rent a car operations in foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of restrictions. Hertz does not believe currency restrictions or other regulations have had any material impact on its operations as a whole.


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


Truck Leasing and Rental and Car Leasing


     In 1988, the registrant entered into a license agreement with Hertz Penske Truck Leasing, Inc., which has been succeeded by Penske Truck Leasing Co., L.P., ("Penske"), under which Penske has the right, as a Hertz System licensee, to conduct a one-way truck rental business (including trailers) for a 10 year period. The license agreement covers the entire United States, with certain exclusions for those cities and towns that were licensed to other Hertz System licensees, but under certain conditions, Penske may also operate in the localities of other Hertz System licensees.


     Effective January 1, 1995, the registrant sold its European car leasing and car dealership operations to Hertz Leasing International, Inc. ("HLI"), at an amount equal to its book value of approximately $61 million. HLI is wholly owned by Ford. In addition, Ford is to receive the worldwide rights (subject to certain existing license rights) to use and sublicense others to use the "Hertz" name in the conduct of motor vehicle leasing businesses. The registrant believes that this transaction will not have a material effect on its financial position or future operations.

Other Operations


     Through its subsidiary Hertz Claim Management Corporation ("HCM"), Hertz provides a claim administration service to numerous customers, which includes investigating, evaluating, negotiating and disposing of a wide variety of claims including third-party, first-party, bodily injury, property damage, general liability, product liability and workers' compensation claims, but does not include underwriting of risks. In 1992, HCM became the claims administrator for workers' compensation claims of the registrant, which are underwritten by an outside insurance carrier, and also became the administrator for the registrant's medical, dental and other employee health related benefit plans. HCM provides these services throughout the United States and its operations have been profitable.


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


Insurance

     For its domestic operations, the registrant is a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states wherein its motor vehicles are registered. The registrant also self-insures general public liability and property damage for all domestic operations. For its foreign operations, Hertz generally does not act as a self-insurer. Instead, Hertz purchases insurance to comply with local legal requirements from unaffiliated carriers. Effective January 1, 1993, motor vehicle liability insurance for claims arising on or after January 1, 1993, purchased locally from unaffiliated carriers by Hertz owned operations in Europe, has been reinsured by Hertz International RE Limited, a reinsurer in Dublin, Ireland. Hertz also maintains insurance coverage with unaffiliated carriers, or with unaffiliated carriers through Ford, for such amounts in excess of those retained and borne by Hertz, as it determines to be necessary.


     Provisions for public liability and property damage on self-insured domestic claims and reinsured foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 1994, this liability was estimated at $304 million for combined domestic and foreign operations.


     HERC generally requires its customers to provide their own liability insurance on rented equipment with HERC held harmless under various agreements.


     Other types of insurance usually carried by business organizations, such as workers' compensation, property (including boiler and machinery and business interruption), commercial crime and fidelity and performance bonds, are purchased from various insurance companies, or through unaffiliated carriers with Ford, in amounts deemed adequate by Hertz for the respective hazards.

Vehicle Acquisition and Disposition


     Hertz believes it is the largest single private purchaser of new vehicles in the United States. The acquisition and disposition of vehicles are, thus, important activities for Hertz and have a significant impact on profitability. Hertz obtains, subject to availability, a majority of its cars pursuant to various fleet programs established by original equipment manufacturers ("OEMs"). Such vehicles are deemed "nonrisk" because Hertz is able to return these vehicles to the OEMs at pre-established prices and time frames. In 1994, in Hertz' domestic and foreign operations, approximately 88% of the vehicles in the fleet were "nonrisk". Hertz disposes of "at risk" vehicles, whereby Hertz bears the economic risk of their eventual disposal, through wholesalers and miscellaneous other channels such as auctions. In recent years, the dynamics of the new and used car markets have had a negative impact on Hertz' sales efforts and Hertz has responded by purchasing fewer risk vehicles and by refining the vehicle mix of its fleet. Upon the sale of a vehicle, the difference between the net proceeds from sale and the remaining book value is recorded as an adjustment to depreciation in the period when sold (see Note 7 of the Notes to Consolidated Financial Statements included in this Report.)



     The purchases of vehicles are financed through funds provided from operations and by an active and ongoing global borrowing program. Domestic short-term requirements are funded primarily in the commercial paper market, while medium and long-term funds are obtained from the U.S. bond market or the Euro-markets.



Licensees


     The Hertz Corporation's wholly-owned subsidiaries, Hertz System, Inc. ("System") and Hertz International, Ltd. ("International"), respectively, issue licenses under franchise arrangements to independent licensees who are engaged in the vehicle renting business in the United States and many foreign countries. These licensees generally pay fees based on the number of vehicles they operate and/or on revenues. Licensees also share in the cost of the Hertz advertising program, reservations system, and certain other services. In return, licensees are provided with the use of the "Hertz" name, management and administrative assistance, training, the availability of Hertz charge cards, #1 Club, reservations service, the "Rent it Here-Leave it There" program and other services. System, which owns the Hertz service and trademarks and certain proprietary knowhow used by licensees, establishes the uniform standards and procedures under which all such licensees operate. The Hertz name has significant value. It is well known domestically and in all major international markets.

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


     Licensees are of importance since they enable Hertz to offer expanded national and international service and a broader "Rent it Here-Leave it There" program. License fees and other payments made by licensees do not contribute materially to Hertz' income.




Employees


     On December 31, 1994, Hertz employed approximately 19,200 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 4,500 employees in the United States are presently in effect with 96 local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts which cover approximately 1,400 of these employees will expire during 1995. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans, and an income savings plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Hertz has had no work stoppage as a result of labor problems during the last 10 years, which has materially affected its operations. Hertz believes its labor relations to be good.




Competition


     Hertz believes that its rent a car business, collectively with its affiliates and independent licensees, is the largest in the world; that its licensed one-way truck rental business is one of the largest in the United States; and believes that its construction and materials handling equipment rental, lease and sales business is the largest in the United States. Hertz has substantial competitors with large resources in its rent a car and truck rental activities who compete with Hertz in all principal aspects of these activities, including price and service. Hertz is also faced with substantial competition from a growing number of smaller operators. At substantially all of its airport locations, it is faced with competition from one or more competitors on and off the airport. Competition in all of Hertz' areas of business is now, and is expected to continue to be, active and intense.

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



ITEM 2.  PROPERTIES.


     Hertz' operations are carried on at rental and sales offices and service facilities located at airports and in downtown and suburban areas. Most of such premises are leased. Substantially all airport locations are leased from governmental authorities charged with the operation of such airports under arrangements generally providing for payment of rents and a percentage of revenues with a guaranteed annual minimum (see Note 9 of the Notes to Consolidated Financial Statements included in this Report).


     Hertz has facilities in the vicinity of Oklahoma City at which reservations for its worldwide car rental operations are processed and major domestic accounting functions are performed. Hertz maintains its executive offices in a facility in Park Ridge, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS.





     Various legal actions, governmental investigations and proceedings, and claims are pending or may be instituted or asserted in the future against the registrant and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is reasonably possible that certain of the actions, investigations or proceedings could be decided unfavorably to the registrant or the subsidiary involved. Although the amount of liability at December 31, 1994 with respect to these matters cannot be ascertained, such liability could approximate up to $3.0 million (net of income tax benefits), and the registrant believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the registrant.


     On January 9, 1995, Newark International Airport, in Newark, N.J., suffered an electrical outage that caused significant operational problems for one day due to a construction accident that occurred on the registrant's property. A subcontractor of the registrant was involved in this accident. The registrant believes that it has adequate defenses, indemnities and insurance coverage against anticipated litigation.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     Omitted.



                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     There is no market for the registrant's common stock. The registrant is a wholly-owned subsidiary of Ford.




ITEM 6.  SELECTED FINANCIAL DATA.

     Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.




1994 vs. 1993



     Revenues in 1994 of $3,294 million increased by $440 million as compared to 1993. This increase was primarily attributable to increases in the car rental operations resulting from a greater number of transactions due to increased travel, an increase in market share, and changes in foreign exchange rates; improvements in construction equipment rental and sales in the United States due to increased volume resulting from improvements in the economy and increased volume from industrial related markets; and higher revenues in car leasing due to an acquisition made in July 1994 in Europe and changes in foreign exchange rates. These increases were partly offset by lower revenues in claim administration and telecommunication services due to decreases in volume.


     Total expenses increased $379 million to $3,131 million in 1994 as compared to $2,752 million in 1993. Direct operating expense increased principally due to the higher volume of business and changes in foreign exchange rates, but was lower in 1994 as a percent of revenues due to more efficient fixed cost coverage. Depreciation of revenue earning equipment increased in 1994 primarily due to an increase in vehicles and equipment operated, higher prices for automobiles, and credits recorded in 1993 resulting from valuing certain pre-acquisition assets on a net of tax basis; these increases were partly offset by a reduction in depreciation of $9.6 million due to changes made effective July 1, 1994 increasing certain lives being used to compute the provision for depreciation to reflect changes in the estimated residual values to be realized when the equipment is sold. Selling, general and administrative expense increased primarily due to higher advertising costs and changes in foreign exchange rates. The increase in interest expense was primarily due to higher debt levels and lower interest income in 1994 and an $8.6 million write-off of interest receivable from Park Ridge Limited Partnership, partly offset by lower interest rates in 1994 in the foreign operations.



     The tax provision of $72 million in 1994 was higher than the tax provision of $49 million in 1993, primarily due to the increase in income before income taxes in 1994 and changes in effective tax rates. See Notes 1 and 8 of the Notes to Consolidated Financial Statements included in this Report.

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




     Total expenses decreased $32 million to $2,752 million in 1993 as compared to $2,784 million in 1992. Direct operating expense increased principally due to higher costs in the car rental operations and in telecommunication services; these increases were partly offset by decreases resulting from changes in foreign exchange rates. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and the discontinuance by the domestic automobile manufacturers of fleet purchase cash incentives; partly offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value, principally relating to the foreign and the construction equipment rental operations. In 1993, approximately 91% of the vehicles in the fleet were "nonrisk", which at the time of disposition will not result in any gain or loss. Selling, general and administrative expense decreased primarily due to lower administrative and advertising costs and changes in foreign exchange rates. The decrease in interest expense was primarily due to lower interest rates and higher interest income in 1993.




     The tax provision of $49 million in 1993 was $27 million higher than the tax provision in 1992, primarily due to higher income before income taxes in 1993 and changes in effective tax rates. The 1993 tax provision includes a $1.1 million charge relating to the increase in net deferred tax liabilities as of January 1, 1993 due to changes in the tax laws enacted in August 1993. The 1993 and 1992 tax provisions include credits of $2.0 million and $9.8 million, respectively, resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the registrant and its former parent companies, UAL and RCA. See Notes 1 and 8 of the Notes to Consolidated Financial Statements included in this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




     The Consolidated Balance Sheet of the registrant at December 31, 1994 and 1993, and the related Consolidated Statement of Income and Reinvested Earnings and Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1993 and 1992, and other financial statement schedules are set forth under Item 14 hereof.


     Selected quarterly data for each quarter of the years 1994 and 1993 is set forth in Note 12 of the Notes to Consolidated Financial Statements included in this Report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.




     None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



     Omitted.


ITEM 11.  EXECUTIVE COMPENSATION.



     Omitted.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



    Omitted.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



    Omitted.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) 1.  Financial Statements:                                            Page
                                                                         -----
        (i)  The Hertz Corporation and Subsidiaries -

                Reports of Independent Public Accountants                18-19

                Consolidated Balance Sheet at December 31, 1994
                   and 1993                                              20-21

                Consolidated Statement of Income and Reinvested
                   Earnings for the years ended December 31, 1994,
                   1993 and 1992                                            22

                Consolidated Statement of Cash Flows for the
                   years ended December 31, 1994, 1993
                   and 1992                                              23-24

                Notes to Consolidated Financial Statements               25-47




        2. Financial Statement Schedules:

           (i)  The Hertz Corporation and Subsidiaries -

                   Schedule II - Valuation and qualifying accounts
                      for the years ended December 31, 1994, 1993
                      and 1992                                              48



        3. Exhibits:

           (3)  Articles of Incorporation and By-Laws.
                  (i)  Restated Certificate of Incorporation of The
                       Hertz Corporation -- incorporated herein by reference to Exhibit (3)(i) to the registrant's report on Form 8-K dated July 20, 1993 (File No.
                       1-7541).

                 (ii)  Certificate of Amendment of Restated
                       Certificate of Incorporation of The Hertz
                       Corporation filed with the Secretary of State of Delaware on April 28, 1994.

                (iii) By-Laws of The Hertz Corporation adopted by its Board of Directors on July 19, 1993 -- incorporated by reference to Exhibit (3)(ii) to the registrant's report on Form 8-K dated
                       July 20, 1993 (File No. 1-7541).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued).


    3.  Exhibits (continued):

        (4) Instruments defining the rights of security holders, including indentures.
             (iii) At December 31, 1994, Hertz had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.


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

             (ii)(A) Stockholders Agreement dated as of July 7, 1993, among Ford Motor Company, Park Ridge Limited Partnership, Ford Motor Credit Company, AB Volvo, Commerzbank Aktiengesellschaft, The Hertz Corporation, Park Ridge Corporation, and the persons that become parties thereto pursuant to the terms thereof. (Portions of this Exhibit have been omitted and granted confidential treatment of such omitted information under Rule 24b-2) incorporated herein by reference to Exhibit (10)(ii)(A) to the registrant's report on Form 10-K for the year ended December 31, 1993 (File No. 1-7541).

                 (B)(a) Agreement dated January 1, 1988 between The Hertz
                        Corporation and Ford Motor Company (portions of this Exhibit have been omitted and granted confidential treatment under Rule 24b-2) incorporated herein by reference to Exhibit (10)(ii)(B)(a) to the registrant's report on Form 10-K for the year ended December 31, 1987 (File No. 1-7541).

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued).


    3.  Exhibits (continued):


             (10)    Material Contracts (continued):

                 (ii)(B)   (c)  Agreement dated September 25, 1992 between Hertz
                                System, Inc. and Ford Motor Company. (Portions of this Exhibit have been omitted and granted confidential treatment under Rule 24b-2) incorporated by reference to Exhibit
                                (10)(ii)(B)(c) to the registrant's report on Form 10-Q for the quarterly period ended September 30, 1992 (File No. 1-7541).

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

                           (e) Employment agreement with Daniel I. Kaplan dated February 17, 1995.

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

                           (g)   Executive Incentive Compensation Plan.

                           (h) Long Term Incentive Plan, incorporated by reference to Exhibit (10)(iii)(A)(h) to the registrant's report on Form 10-K for the year ended December 31, 1991 (File No. 1-7541).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued).



   3.    Exhibits (continued):



         (12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 1994.



         (21) Subsidiaries of the registrant. Listing of subsidiaries of the registrant at December 31, 1994.



         (23) Consents of experts and counsel. Consent to the incorporation by reference of report of independent public accountants in previously filed registration statements under the Securities Act of 1933.



         (27) Consolidated Financial Data Schedule for the year ended December 31, 1994.



(b)      Reports on Form 8-K:


         The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1994.


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


                                        THE HERTZ CORPORATION
                                             (Registrant)




                                        By:  /s/ William Sider
                                             --------------------------------
                                             William Sider
                                             Executive Vice President and
                                             Chief Financial Officer
                                             March 13, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the indicated capacities, on March 13, 1995.


 /s/ Frank A. Olson                   /s/ Craig R. Koch
- - ----------------------------------   -------------------------------------
Frank A. Olson                       Craig R. Koch
Chairman of the Board, Chief         President and Chief Operating Officer
Executive Officer and Director
(Principal Executive Officer)



 /s/ William Sider                    /s/ Leo A. Massad, Jr.
- - ----------------------------------   --------------------------------------
William Sider                        Leo A. Massad, Jr.
Executive Vice President and         Staff Vice President and Controller
Chief Financial Officer              (Principal Accounting Officer)
and Director
(Principal Financial Officer)



 /s/ Malcolm S. Macdonald             /s/ David N. McCammon
- - -----------------------------------  --------------------------------------
Malcolm S. Macdonald                 David N. McCammon
Assistant Treasurer and Director     Director



 /s/ Peter J. Pestillo
- - ----------------------------------
Peter J. Pestillo
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Hertz Corporation:

    We have audited the accompanying consolidated balance sheet of The Hertz Corporation (a Delaware corporation and wholly-owned subsidiary of Ford Motor Company) and subsidiaries as of December 31, 1994 and the related consolidated statements of income and reinvested earnings and cash flows and the financial statement schedule listed in Item 14(a)2(i) for the year ended December 31, 1994. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hertz Corporation and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.




                                                       COOPERS & LYBRAND L.L.P.


Parsippany, New Jersey
January 27, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Hertz Corporation:

    We have audited the accompanying consolidated balance sheet of The Hertz Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993, and the related consolidated statements of income and reinvested earnings and cash flows for each of the two years in the period ended December 31, 1993. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hertz Corporation and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

    As explained in Note 1 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions in order to comply with the Statement of Financial Accounting Standards No. 106.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2(i) for the years ended December 31, 1993 and 1992, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                            ARTHUR ANDERSEN LLP


New York, New York
February 7, 1994

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)



                                     ASSETS


                                                                    December 31,
                                                            --------------------------
                                                               1994            1993
                                                            ----------      ----------
CASH AND EQUIVALENTS (Note 13)                              $   99,749      $   88,557


RECEIVABLES, less allowance for doubtful accounts
  of $10,026 (1993 - $6,862) (Schedule II)                     641,595         434,423


DUE FROM AFFILIATES (Notes 1 and 7)                            371,599         328,512


INVENTORIES, at lower of cost or market                         35,092          33,643


PREPAID EXPENSES AND OTHER ASSETS (Note 4)                      94,880         121,776


REVENUE EARNING EQUIPMENT, at cost (Notes 5 and 7):
  Vehicles                                                   4,257,835       2,685,220
    Less accumulated depreciation                             (403,476)       (268,174)
  Other equipment                                              553,345         436,024
    Less accumulated depreciation                             (147,340)       (150,518)
                                                             ---------       ---------

        Total revenue earning equipment                      4,260,364       2,702,552
                                                             ---------       ---------


PROPERTY AND EQUIPMENT, at cost:
  Land, buildings and leasehold improvements                   416,477         367,118

  Service equipment                                            451,059         376,261
                                                             ---------       ---------
                                                               867,536         743,379

    Less accumulated depreciation                             (427,859)       (358,781)
                                                             ---------       ---------

      Total property and equipment                             439,677         384,598
                                                             ---------       ---------


FRANCHISES, CONCESSIONS, CONTRACT COSTS AND
  LEASEHOLDS, net of amortization                                6,708           7,192


COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization (Note 5)                     571,182         587,245
                                                             ---------       ---------

                                                            $6,520,846      $4,688,498
                                                             =========       =========



         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                December 31,
                                                      --------------------------
                                                         1994          1993
                                                      ----------    ------------
ACCOUNTS PAYABLE (Note 7)                             $  417,619    $  328,957


ACCRUED SALARIES AND OTHER COMPENSATION                  136,255       104,746


OTHER ACCRUED LIABILITIES                                381,624       317,997


ACCRUED TAXES                                             81,862        70,849


DEBT (Notes 2 and 13)                                  4,413,915     2,940,495


PUBLIC LIABILITY AND PROPERTY DAMAGE (Schedule II)       304,328       264,158


DEFERRED TAXES ON INCOME (Note 8)                         49,300        44,600


COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 13)


SHAREHOLDERS' EQUITY (Note 2):
   Preferred stock --
      Series A, 10% cumulative                           236,000       340,000
      Series B, various rates cumulative                 249,900        99,900

   Common stock, par value $1 per share, shares
      issued -- 200 Class A, 51 Class B (311 in
        1993), and 490 Class C (Note 1)                        1             1

  Additional capital paid-in (Note 1)                     59,008       100,099

  Reinvested earnings                                    196,527       105,445

  Translation adjustment (Note 3)                         (5,271)      (28,749)

  Unrealized holding losses for available-for-
    sale securities (Note 4)                                (222)          -
                                                       ---------     ---------

    Total shareholders' equity                           735,943       616,696
                                                       ---------     ---------


                                                      $6,520,846    $4,688,498
                                                       =========     =========


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND REINVESTED EARNINGS
                           (IN THOUSANDS OF DOLLARS)


                                                         Years Ended December 31,
                                               -------------------------------------------
                                                  1994             1993            1992
                                               ----------       ----------      ----------
REVENUES:
  Car rental                                   $2,553,142       $2,155,612      $2,095,018

  Construction equipment rental
    and sales                                     263,154          215,760         208,768

  Car leasing (Note 14)                           231,372          209,308         241,004

  Car dealerships, claim
    administration, etc.                          246,733          274,187         271,432
                                                ---------        ---------       ---------

                                                3,294,401        2,854,867       2,816,222
                                                ---------        ---------       ---------

EXPENSES:
  Direct operating                              1,766,228        1,647,104       1,627,521

  Depreciation of revenue earning
    equipment (Note 7)                            702,644          523,876         496,824

  Selling, general and administrative             385,470          336,037         353,254

  Interest, net of interest income of
    $7,210, $11,318 and $3,627 (Note 2)           277,228          245,400         306,854
                                                ---------        ---------       ---------

                                                3,131,570        2,752,417       2,784,453
                                                ---------        ---------       ---------

INCOME BEFORE INCOME TAXES                        162,831          102,450          31,769

PROVISION FOR TAXES ON INCOME (Note 8)             71,749           49,022          21,730
                                                ---------        ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                   91,082           53,428          10,039

CUMULATIVE EFFECT ON PRIOR YEARS OF
  CHANGE IN METHOD OF ACCOUNTING FOR
   POSTRETIREMENT BENEFITS (Note 1)                   -                 -          (4,319)
                                                ---------         ---------      --------



NET INCOME                                         91,082           53,428           5,720

REINVESTED EARNINGS AT BEGINNING OF YEAR          105,445           52,017          46,297
                                                ---------        ---------       ---------

REINVESTED EARNINGS AT END OF YEAR
   (Note 2)                                    $  196,527       $  105,445      $   52,017
                                                =========        =========       =========





         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)


                                                            Years Ended December 31,
                                                  --------------------------------------------
                                                      1994            1993             1992
                                                  -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    91,082     $    53,428      $     5,720
  Non-cash expenses:
    Depreciation of revenue earning
      equipment                                       702,644         523,876          496,824

    Depreciation of property and equipment             68,646          63,887           72,093

    Amortization of intangibles                        19,401          19,365           19,727

    Provision for public liability and
      property damage                                 159,049         147,387          126,324

    Provision for losses for doubtful
      accounts                                          6,813           6,714            7,959

    Write-off of interest on Park Ridge
      Limited Partnership promissory note               8,586             -               -

    Deferred income taxes                               4,700           7,400           (5,800)

  Revenue earning equipment expenditures           (6,873,281)     (4,845,084)      (4,283,018)


  Proceeds from sales of revenue earning
    equipment                                       4,747,409       3,685,946        3,773,059


  Changes in assets and liabilities,
    net of effects from purchases of
    various operations-

      Receivables                                    (181,439)        138,782         (148,168)

      Due from affiliates                             (43,087)       (300,564)         126,070

      Inventories and prepaid expenses
        and other assets                               30,463          20,864          (11,073)

      Accounts payable                                 70,001         (33,708)          81,524

      Accrued liabilities                              74,633          57,383           35,172

      Accrued taxes                                     6,656           6,424           10,183

  Payments of public liability and
    property damage claims and expenses              (118,380)       (109,706)         (94,498)
                                                   ----------      ----------       ----------

      Net cash flows (used for) provided
        from operating activities                 $(1,226,104)    $  (557,606)     $   212,098
                                                   ----------      ----------       ----------



         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands of Dollars)


                                                                Years Ended December 31,
                                                       ----------------------------------------
                                                          1994            1993          1992
                                                       ----------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                  $ (150,569)     $ (92,173)     $ (83,009)
  Proceeds from sales of property and
    equipment                                              35,839         36,116         32,219
  Purchases of available-for-sale securities               (8,145)          -              -
  Proceeds from sale of available-for-sale
    securities                                              5,221           -              -
  Purchases of various operations,
    net of cash acquired (see supplemental
    disclosures below)                                     (2,044)        (3,578)        (2,805)
                                                        ---------       --------        -------
      Net cash flows used for investing
         activities                                      (119,698)       (59,635)       (53,595)
                                                        ---------       --------        -------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                719,289        845,758        261,654
  Repayment of long-term debt                            (207,195)      (868,810)      (342,108)
  Short-term borrowings:
    Proceeds                                              736,430        698,261        486,970
    Repayments                                           (614,439)      (504,703)      (473,989)
    Ninety days or less, net                              864,816        271,071         (4,786)
  Payment for the redemption of common and
    preferred stock and related expenses                 (145,091)          -              -
                                                        ---------       --------       --------
      Net cash flows provided from (used for)
         financing activities                           1,353,810        441,577        (72,259)
                                                        ---------       --------       --------


EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                                           3,184         (3,798)        (8,113)
                                                        ---------       --------       --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
  DURING THE YEAR                                          11,192       (179,462)        78,131

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                  88,557        268,019        189,888
                                                        ---------       --------       --------

CASH AND EQUIVALENTS AT END OF YEAR                    $   99,749      $  88,557      $ 268,019
                                                        =========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for -
    Interest (net of amounts capitalized)              $  257,652      $ 240,316      $ 301,295

    Income taxes                                           36,341         11,221         23,509


      In connection with acquisitions made during the years 1994 and 1993, liabilities assumed were $27 million and $2.1 million, respectively.




         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies


      Merger, Change in Ownership and Capitalization -- the registrant, which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1924.
UAL Corporation ("UAL") (formerly Allegis Corporation) purchased all of the registrant's outstanding capital stock from RCA Corporation ("RCA") on August 30, 1985. Park Ridge Corporation ("Park Ridge") purchased all of the registrant's outstanding capital stock from UAL on December 30, 1987. On July 19, 1993, Park Ridge (which had no material assets other than the registrant) was merged with and into the registrant, with the prior stockholders of Park Ridge becoming the stockholders of the registrant. The merger has been recorded as a "pooling of interests". Under this method of accounting, when the entities before and after a merger are under common control with the same management, the operations are combined at historical cost. Consequently, the consolidated financial statements of the registrant included herein have been restated for all periods prior to the effective date of the merger, and are identical to the audited consolidated financial statements of Park Ridge for such periods. On the date of the merger, the registrant refinanced $334.3 million promissory notes of Park Ridge through the public issuance of $400 million aggregate principal amount of junior subordinated debt securities of the registrant; and a $150 million loan to Park Ridge from Ford Motor Credit Company ("FMCC") in the form of subordinated debt was assumed by the registrant (the "FMCC Note"). The FMCC Note, which had a scheduled maturity date of May 17, 2000, was subordinated in right of payment to all "Superior Indebtedness" (as defined for purposes of the FMCC Note) of the registrant including the junior subordinated debt securities referred to above.


      In March 1994, Ford Motor Company ("Ford") acquired the registrant's common stock owned by Commerzbank Aktiengesellschaft. On April 29, 1994, the registrant redeemed its preferred and common stock owned by AB Volvo for $145 million, borrowing the funds from Ford to pay for the redemption, and Ford purchased all of the common stock of the registrant owned by Park Ridge Limited Partnership ("Partnership"). This resulted in the registrant becoming a wholly-owned subsidiary of Ford. In addition, the $150 million subordinated promissory note of the registrant held by FMCC, was exchanged for $150 million of Series B Preferred Stock of the registrant, and a promissory note in the amount of $18.5 million, owed by the Partnership to the registrant was assumed by Ford ("Ford Note"). In connection with these transactions, notes payable were increased by $145 million, Series A Preferred Stock was reduced by $104 million, and additional capital paid-in was reduced by $41 million; interest expense was increased by $8.6 million and provision for taxes was decreased by $3.0 million; and subordinated promissory notes were reduced by $150 million and Series B Preferred Stock was increased by $150 million. The Ford Note is payable on demand, with interest payable quarterly on the outstanding principal balance at a fluctuating rate per annum equal to LIBOR (London Interbank Offered Rate). At December 31, 1994, the registrant's receivable relating to the Ford Note was $18.7 million and is included in Due From Affiliates in the consolidated balance sheet.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (continued)

      As of December 31, 1994, 100% of the Common Stock of the registrant was owned by Ford and 100% of the outstanding Preferred Stock was owned by FMCC.

      The capital stock of the registrant authorized and issued as of December 31, 1994 and 1993 and the additional capital paid-in for the year ended December 31, 1994 are set forth below. There were no changes to the capital stock and additional capital paid-in during 1993 and 1992.




                                                                  Number of Shares
                                                 Par Value     -------------------------
                                                 Per Share     Authorized       Issued          Amount
                                                 ---------     ----------     ----------     -------------
Series A Preferred Stock:
Balance December 31, 1993                          $100        4,500,000       3,400,000     $ 340,000,000

Redemption                                                         -          (1,040,000)     (104,000,000)
                                                               ---------      ----------      ------------

Balance December 31, 1994                          $100        4,500,000       2,360,000     $ 236,000,000
                                                    ===        =========      ==========      ============

Series B Preferred Stock
Balance December 31, 1993                          $100        1,000,000         999,000     $  99,900,000

Issued in exchange for
  subordinated promissory note                      100        1,500,000       1,500,000       150,000,000
                                                               ---------      ----------      ------------

Balance December 31, 1994                          $100        2,500,000       2,499,000     $ 249,900,000
                                                    ===        =========      ==========      ============


Class A Common Stock
Balance December 31, 1993 and 1994                 $  1              200             200             $ 200
                                                    ===              ===            ====              ====

Class B Common Stock
Balance December 31, 1993                          $  1              800             311             $ 311

Redemption                                                            -             (260)             (260)
                                                                     ---            ----              ----

Balance December 31, 1994                          $  1              800              51             $  51
                                                    ===              ===            ====              ====

Class C Common Stock
Balance December 31, 1993 and 1994                 $  1              800             490             $ 490
                                                    ===              ===            ====              ====

Additional Capital Paid-In
Balance December 31, 1993                                                                    $ 100,098,999

Redemption of common and preferred stock
  in excess of par value and related expenses                                                  (41,091,049)
                                                                                              ------------

Balance December 31, 1994                                                                    $  59,007,950
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



    Principles of Consolidation -- the consolidated financial statements include the accounts of The Hertz Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions are eliminated. Certain balances for 1993 have been restated to conform with the classifications used in 1994.



    Consolidated Statement of Cash Flows -- for purposes of this statement, the registrant considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. See page 25 for Noncash Investing and Financing Activities.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 1 - Summary of Significant Accounting Policies (continued)

    Depreciable Assets -- the provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

   Revenue Earning Equipment:
     Vehicles                                                    4 to 6 years
     Other equipment                                             3 to 11 years
   Buildings                                                     20 to 50 years
   Leasehold improvements                                        Term of lease
   Service vehicles and service equipment                        3 to 10 years
   Franchises, concessions, contract costs and leaseholds        3 to 40 years
   Cost in excess of net assets of purchased businesses          20 to 40 years

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

    Environmental Conservation -- the use of automobiles and other vehicles is subject to various governmental controls designed to limit environmental damage, including that caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional equipment failure requiring repair by Hertz. To comply with environmental regulations, measures are being taken at certain locations to reduce the loss of vapor during the fueling process and to maintain and replace underground fuel storage tanks. Hertz is also incurring and providing for expenses for the cleanup of fuel discharges and other alleged violations of environmental laws arising from the disposition of waste products. Hertz does not believe that it will be required to make any material capital expenditures for environmental control facilities or to make any other material expenditures to meet the requirements of governmental authorities in this area. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

    Public Liability and Property Damage -- provisions for public liability and property damage on self-insured domestic claims and reinsured foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. For its domestic operations, the registrant is a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states wherein its motor vehicles are registered. The registrant also self-insures general public liability and property damage for all domestic operations. Effective July 1, 1987, all claims are retained and borne by the registrant up to a limit of $5,000,000 for each accident. Self-insurance retention borne by the registrant for each accident prior to July 1, 1987 was as follows: $10,000,000 from September 1, 1986 to June 30, 1987; $1,000,000 and 50% of claims for amounts exceeding $1,000,000 up to $6,000,000 from February 17, 1985 to August 31, 1986; and $1,000,000 prior to February 17, 1985. For its foreign operations, Hertz generally does not act as a self-insurer. Instead, Hertz purchases insurance to comply with local legal requirements from unaffiliated carriers. Effective January 1, 1993, motor vehicle liability insurance for claims arising on or after January 1, 1993, purchased locally from unaffiliated carriers by

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 1 - Summary of Significant Accounting Policies (continued)


Hertz owned operations in Europe, has been reinsured by Hertz International RE Limited ("HIRE"), a reinsurer in Dublin, Ireland. HIRE effectively responds to the first $1,500,000 of motor vehicle liability for each accident. Excess liability insurance coverage is maintained by Hertz with unaffiliated carriers, or through unaffiliated carriers with Ford.

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

    Effective April 30, 1994, the registrant and its domestic subsidiaries will file consolidated Federal income tax returns with Ford. The registrant and its domestic subsidiaries filed consolidated Federal income tax returns after December 31, 1987; prior to that, from September 1, 1985 to December 31, 1987 they were included in the consolidated Federal income tax return of UAL, and prior thereto in the consolidated Federal income tax return of RCA. Pursuant to arrangements with Ford, UAL and RCA, the registrant provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that if any items are subject to limitations in the registrant's consolidated return calculations, such as foreign tax credits, investment tax credits, capital losses and net operating losses, such limitations are determined on the basis of the entire Ford, UAL or RCA consolidated group, as appropriate. To the extent that items which would be subject to limitation at the registrant's consolidated return level are not limited in the Ford, UAL and RCA consolidated return, the registrant and its domestic subsidiaries receive credit for such items. The registrant and its subsidiaries account for investment tax credits under the flow-through method. As of December 31, 1994, U.S. income taxes have not been provided on $265 million in undistributed earnings of subsidiaries that have been or are intended to be permanently reinvested outside the United States or are expected to be remitted free of taxes.

    Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz' advertising programs in the United States and abroad which feature the Ford name or products. The amounts contributed by Ford for the years ended December 31, 1994, 1993 and 1992 were (in millions) $42.0, $40.3 and $35.7, respectively.
This program will continue in the future.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 1 - Summary of Significant Accounting Policies (continued)


    Pension and Income Saving Plans -- substantially all domestic employees, after completion of specified periods of service, are eligible to participate in the Retirement Plan for the Employees of The Hertz Corporation ("Hertz Retirement Plan") and in the Income Savings Plan of The Hertz Corporation ("Hertz Income Savings Plan") as of August 30, 1985, and prior thereto in the Retirement Plan and in the Income Savings Plan of RCA. Payments are made to pension plans of others pursuant to various collective bargaining agreements. Under the Hertz Retirement Plan, through June 30, 1987 employees contributed a part of the cost of current- service benefits while Hertz contributed the remainder and all other costs under the projected unit credit cost method. Effective July 1, 1987, the Hertz Retirement Plan was revised to an "Account Balance Pension Plan" under which Hertz pays the entire cost and employees are no longer required to contribute. The normal retirement benefits are based on years of credited service and the five highest amounts of annual compensation during the employee's last ten years of credited service up to July 1, 1987. Effective July 1, 1987, the normal retirement benefit will be the value of their cash balance account accrued after July 1, 1987. Hertz' funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Under the Hertz Income Savings Plan, as explained below, Hertz contributes a fixed percentage of eligible employees' base salary. Employees may also elect to have Hertz contribute on their behalf, subject to a percentage limitation, any whole percentage of their base salary to the Plan, in lieu of being paid such salary in cash under a qualified cash or deferred arrangement described in Section 401(k) of the Internal Revenue Code. Prior to July 1, 1987, employees could also make their own contributions of their base salary, subject to a percentage limitation. Effective July 1, 1987, the Hertz Income Savings Plan was amended whereby Hertz contributes a percentage of eligible employees' salary only if the employee elects to contribute a portion of his/her base salary. Hertz' contribution was 66% of the first 6% of the employee's contribution for a maximum Hertz match of 4% of the employee's base salary. Employee after tax contributions were eliminated. Effective January 1, 1988, the Plan was further amended to change Hertz' contribution from 66% to 50% of the first 6% of the employee's contribution for a maximum Hertz match of 3% of the employee's base salary. Effective July 1, 1991, Hertz' contribution was suspended and was resumed on January 1, 1992.


    Most of the registrant's foreign subsidiaries have defined benefit
retirement plans or are required to participate in government plans.   These
plans are all funded, except in Germany, where an unfunded liability is recorded. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans.


    The American Institute of Certified Public Accountants issued in December 1993 Statement of Position No. 93-7, which requires, effective for financial statements for years beginning after June 15, 1994, that advertising costs be expensed in the periods in which those costs are incurred, or the first time the advertising takes place. Implementation of this statement is not expected to have a material effect on Hertz' consolidated financial position, results of operations or cash flows.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 2 - Debt


    Debt of the registrant and its subsidiaries (in thousands of dollars) consists of the following:


                                                                      December 31,
                                                               --------------------------
                                                                 1994             1993
                                                               ----------      ----------
    Notes payable, including commercial paper,
        average interest rate: 1994, 6.0%;
        1993, 3.4%                                             $1,018,443      $  237,197

    Promissory notes, average interest rate:
        1994, 7.8%; 1993, 8.3%; (effective
        average interest rate:  1994, 7.9%; 1993,
        8.6%);  net of unamortized discount: 1994,
        $3,254; 1993, $2,549; due 1995 to 2005                  1,574,406       1,025,111

    Swiss Franc bonds, fixed U.S. dollar obligation,
        11.1%, (effective interest rate 9.7%);
        including unamortized premium: 1994, $132;
        1993, $330; due 1995                                       46,264          46,462

    Property and equipment lease obligations, average
        interest rate: 1994, 8.7%; 1993, 9.0%;
        due 1995 to 1998                                            6,847           9,907

    Medium-term notes, average interest rate 9.3%
        (effective average interest rate: 1994, 9.6%;
        1993, 9.4%); net of amortized discount: 1994,
        $36; 1993, $139; due 1995 to 1997                         188,389         226,411

    Senior and other subordinated promissory notes,
        average interest rate: 1994, 9.5%; 1993, 7.4%;
        (effective average interest rate: 1994, 9.6%;
        1993, 7.5%); net of unamortized discount:
        1994, $461; 1993, $621; due 1996 to 1998                  249,539         400,731

    Junior subordinated promissory notes, average
        interest rate 6.9%; net of unamortized discount:
        1994, $329; 1993, $372; due 2000 to 2003                  399,671         399,628

    Subsidiaries' debt:
        Short-term borrowings -
             Banks, average interest rate: 1994, 6.5%;
                 1993, 6.6%, in foreign currencies                693,020         441,671
             Others, average interest rate: 1994, 4.3%;
                 1993, 5.4%, in foreign currencies                 64,078          21,388
        Other borrowings, average interest rate: 1994,
              8.1%; 1993, 8.9%; in domestic and foreign
              currencies; net of unamortized discount:
              1994, $47; 1993, $65                                173,258         131,989
                                                                ---------       ---------

        Total                                                  $4,413,915      $2,940,495
                                                                =========       =========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 2 - Debt (continued)

    The aggregate amounts of maturities of debt, in millions, are as follows:
1995, $2,072.8 (including $1,775.5 of demand and other short-term borrowings); 1996, $234.2; 1997, $233.4; 1998, $322.5; 1999, $352.8; after 1999, $1,198.2.

    During the year ended December 31, 1994, short-term borrowings, in millions, were as follows: maximum amounts outstanding $1,021.3 commercial paper, $1,247.6 banks and $194.1 other; monthly average amounts outstanding $659.9 commercial paper (weighted average interest rate 4.9%), $975.5 banks (weighted average interest rate 5.8%) and $95.5 other (weighted average interest rate 5.3%).

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

    The net amortized discount charged to interest expense for the years ended December 31, 1994, 1993 and 1992 relating to debt and other liabilities was $1.3 million, $1.8 million and $2.4 million, respectively. In addition, interest expense for the years 1994 and 1993 was reduced by $1.6 million and $8.2 million, respectively, of interest income, relating to refunds of prior years' state, local and federal income taxes.

    In 1994, the registrant entered into the following two committed bank facilities with a group of twenty-nine commercial banks, which will be utilized to support commercial paper and other short-term borrowings in the aggregate amount of $1.75 billion: (i) five year credit agreement for $1 billion is committed until June 30, 1999. The termination date is automatically extended for an additional one-year period each June 30, unless the bank gives notice to the contrary. A commitment fee of .1875% per annum is payable on the unused available credit; and (ii) 364-day credit agreement for $751 million is committed until June 30, 1995. A commitment fee of .08% per annum is payable on the unused available credit.

    The registrant also entered into a revolving loan agreement with Ford on June 8, 1994 under which the registrant may borrow from Ford from time to time up to $250 million outstanding at any one time. Obligations of the registrant under this agreement would rank pari passu with the registrant's senior debt securities. This agreement by its terms expires on June 30, 1999, on which date any amounts then outstanding thereunder are required to be repaid. A commitment fee of .1875% per annum is payable on the unused available credit. In addition, at December 31, 1994, the registrant and a subsidiary had $268.9 million of outstanding loans from Ford.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 2 - Debt (continued)

    Hertz had consolidated unused lines of credit subject to customary terms and conditions, which includes unused amounts under the three facilities indicated above, of approximately $2.2 billion at December 31, 1994.

    The terms of the registrant's loan agreements limit the payment of cash dividends. At December 31, 1994, approximately $104 million of consolidated shareholders' equity was free of such limitations.




Note 3 - Foreign Currency


    Foreign currency exchange gains and losses included in net income were net gains of $1.2 million, $1.4 million and $2.2 million for the years ended December 31, 1994, 1993 and 1992, respectively. The cumulative translation credit adjustment at December 31, 1991 was $13.1 million. The net translation credit adjustment was $23.5 million for the year ended December 31, 1994. The net translation charge adjustments were $16.3 million and $25.6 million for the years ended December 31, 1993 and 1992, respectively.




Note 4 - Available-for-Sale Securities


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

    As of December 31, 1994, Prepaid Expenses and Other Assets in the consolidated balance sheet include available-for-sale securities at fair value of $5.5 million (cost $5.8 million). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with the following maturity dates (in millions): fair value $.2 (cost $.2) in 1995; fair value $4.7 (cost $4.9) 1996 through 1999; fair value $.6 (cost $.7) 2002 through 2004. For the year ended December 31, 1994, proceeds of $5.2 million from the sale of available-for-sale securities were received, and a gross realized loss of $95,251 was included in earnings. Actual cost was used in computing the realized loss on the sale. For the year ended December 31, 1994, unrealized holding losses and unrealized holding gains, net of taxes, included in Shareholders' Equity were $239,619 and $18,035, respectively.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 5 - Acquisitions


    In 1992, the registrant entered into a lease agreement with a third party lessor, Hertz Funding Corp. ("HFC"), providing for the lease of vehicles purchased by HFC under a repurchase program offered by Ford. Under the lease, which was accounted for as an operating lease, the registrant made payments equal to the monthly depreciation and all expenses (including interest) of the third party lessor and was responsible for the remaining net cost on any vehicles that became ineligible under the repurchase program. At October 31, 1994, the net cost of the vehicles leased under this agreement was approximately $300 million. On November 1, 1994, the registrant acquired all of the issued and outstanding shares of HFC from PAZ ABS Corp. (an entity unaffiliated with the registrant or any of its subsidiaries) for the purpose of winding-down the activities of HFC. Commencing in November 1994, the accounts of HFC have been included in the consolidated financial statements of the registrant, which did not have a material effect on the registrant's consolidated financial position or results of operations.




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




    In 1992, the registrant acquired additional interests in Axus, S.A.,
increasing its ownership to 98%.    The cost relating to this acquisition
approximated $2.2 million, which exceeded the net assets acquired by approximately $.4 million. This acquisition did not have a material effect on the registrant's consolidated financial position or results of operations.





    In connection with the acquisition of the registrant by Park Ridge in December 1987 and UAL in August 1985, the excess of the purchase price over the consolidated equity of the registrant at the time of these purchases was $658.3 million. These costs are being amortized by the registrant over 40 years. The unamortized amount of such costs at December 31, 1994 was $534.2 million.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 6 - Pension and Income Savings Plans and Postretirement Benefit Plans

    The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan covering its domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S.") and amounts included in the consolidated balance sheet and statement of income (in millions of dollars):


                                                 December 31, 1994        December 31, 1993
                                                ------------------       --------------------
                                                 U.S.      Non-U.S.       U.S.       Non-U.S.
                                                ------     --------      ------      --------
Actuarial present value of accumulated
   benefit obligation -
      Vested                                    $(47.0)     $(19.8)      $ (44.2)    $(18.2)
      Nonvested                                   (9.3)       (3.1)         (8.1)      (2.7)
                                                 -----       ------       -------     -----

          Total                                 $(56.3)     $(22.9)      $ (52.3)    $(20.9)
                                                 =====       =====        ======      =====

Actuarial present value of projected
    benefit obligation                          $(92.7)     $(31.8)      $(113.6)    $(26.9)
Plan assets at fair value                         68.8        22.8          65.3       19.5
                                                 -----       -----         -----      -----
Projected benefit obligation in excess
    of plan assets                               (23.9)       (9.0)        (48.3)      (7.4)
Unrecognized net loss                              2.6         3.5          29.0        3.0
Prior service cost not yet recognized in
    net periodic pension cost                       .3          -             .5         -
Remaining unrecognized net obligation              1.9          -            2.2         -
                                                 -----       -----        ------      -----
Pension liability included in the
    balance sheet                               $(19.1)     $ (5.5)      $ (16.6)    $ (4.4)
                                                 =====       =====        ======      =====



                                                                            Years ended December 31,
                                                     ---------------------------------------------------------------------
                                                            1994                    1993                     1992
                                                     -------------------     --------------------      -------------------
                                                      U.S.      Non-U.S.      U.S.       Non-U.S.       U.S.      Non-U.S.
                                                     ------     --------     ------      --------      ------     --------
Service cost - benefits
  earned during the period                          $ 6.4       $ 2.3        $ 6.3       $ 1.8         $ 5.6      $ 1.4
Interest cost on projected
  benefit obligation                                  7.2         1.5          6.7         1.4           4.8        1.0
Return on assets:
  Actual loss (gain)                                   .7        (1.5)        (7.5)       (1.1)         (4.6)       (.6)
  Deferred (loss) gain                               (6.1)        -            2.8         -              .9        -
Net amortization and deferral                         1.8          .1          1.6          .1            .7         .1
                                                     ----        ----         ----        ----          ----       ----
Net periodic pension cost
  included in the income statement                  $10.0       $ 2.4        $ 9.9       $ 2.2         $ 7.4      $ 1.9
                                                     ====        ====         ====        ====          ====       ====


    Significant assumptions used for the U.S. plan were as follows: weighted average discount rate of 8.25% at December 31, 1994 and 7% during 1994 (7-3/4% during 1993 and 8.5% during 1992); 5.5% rate of increase in future compensation levels (6.4% for 1993 and 1992); and expected long-term rate of return on assets of 9% in 1994 and 1993 (8.5% in 1992). Assumptions used for the Non-U.S. plans vary by country and are made in accordance with local conditions, but do not vary materially from those used in the U.S. plan. Plan assets consist principally of investments in stocks, government bonds and other fixed income securities.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 6 - Pension and Income Savings Plans and Postretirement Benefit Plans (continued)


    The provisions charged to income for the years ended December 31, 1994, 1993 and 1992 for all other pension plans were approximately (in millions) $6.0, $5.6 and $5.3, respectively.

    The provisions charged to income for the years ended December 31, 1994, 1993 and 1992 for the Hertz Income Savings Plan were approximately (in millions) $3.0, $2.6 and $2.5, respectively.


    Beginning in 1992, the estimated cost for postretirement health care and life insurance benefits has been accrued on an actuarially determined basis, in accordance with the requirements of FAS No. 106. The following sets forth the plans' status, reconciled with the amounts included in the consolidated balance sheet and statement of income (in millions):


                                                              December 31,
                                                            ---------------
                                                            1994       1993
                                                            ----       ----
   Actuarial present value of accumulated benefit
      obligation -
         Retirees                                           $1.8       $2.0

         Active employees eligible to retire                 1.4        1.6

         Other active employees                              2.0        3.4
                                                             ---        ---
             Total accumulated obligation and accrued
              liability included in the balance sheet       $5.2       $7.0
                                                             ===        ===




                                                     Years Ended December 31,
                                                     ------------------------
                                                     1994      1993      1992
                                                     ----      ----      ----
    Benefits attributed to employees' service        $ .2      $ .3      $ .4

    Interest on accumulated benefit obligation         .1        .4        .6
                                                      ---       ---       ---
      Net periodic postretirement benefit cost       $ .3      $ .7      $1.0
                                                      ===       ===       ===


    The significant assumptions used for the postretirement benefit plans were as follows: 7.5% weighted average discount rate (7.0% in 1993 and 8.5% in 1992), 5.5% rate of increase in future compensation levels (6.4% in 1993 and
1992), 9% weighted average health care cost trend rate through 1999 (10% in 1993 and 12% in 1992), and 8% weighted average trend rate in ten years (8.6% in 1993 and 9.6% in 1992). Changing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $285,200, and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1994 by approximately $50,500.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note 7 - Revenue Earning Equipment

    Revenue earning equipment is used in the rental of vehicles and construction equipment and the leasing of vehicles under closed-end leases where the disposition of the vehicles upon termination of the lease is for the account of Hertz. Revenue is recorded when it becomes receivable and expenses are recorded as incurred. Hertz' domestic revenue earning vehicles include approximately 65% Ford products, which are acquired from dealers who are independent from Ford. The percentage of Ford products acquired by Hertz is expected to continue at approximately this level in the future, pursuant to a long-term supply contract between the registrant and Ford. Hertz purchases the vehicles from Ford dealers at competitive prices.


    Under operating leases, aggregate minimum future rentals for vehicles and equipment leased at December 31, 1994 are receivable approximately as follows (in millions): $196 in 1995, $123 in 1996, $52 in 1997, and $10 in 1998.
Vehicles and other equipment under lease at December 31, 1994 which are owned by Hertz amounted to $464 million, net of accumulated depreciation of $182 million (see Note 9 for minimum obligations for vehicles leased under operating leases by Hertz, and Note 14 for car leasing operations sold by Hertz to Ford in 1995).


    The average holding periods of vehicles and other revenue earning equipment are as follows: car rental vehicles 6 to 8 months, car leasing vehicles 36 months, and other equipment 18 to 48 months. At December 31, 1994, the average ages of owned vehicles and other revenue earning equipment are as follows: car rental vehicles 5 months, car leasing vehicles 18 months, and other equipment 23 months. At December 31, 1994, approximately 26% of owned vehicles and all other revenue earning equipment were "at risk."


    Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                         Years Ended December 31,
                                                    ----------------------------------
                                                       1994        1993         1992
                                                    ---------    --------     --------
    Depreciation of revenue earning equipment       $651,413     $461,708     $434,128

    Adjustment of depreciation upon disposal
      of the equipment, which includes credits
      resulting from valuing certain pre-
      acquisition assets on a net of tax basis       (22,983)     (28,144)     (16,882)

    Rents paid for vehicles leased                    74,214       90,312       79,578
                                                     -------      -------      -------

        Total                                       $702,644     $523,876     $496,824
                                                     =======      =======      =======


    Effective July 1, 1994, certain lives being used to compute the provision for depreciation of revenue earning equipment were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for year 1994 was decreased by $9.6 million.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note 7 - Revenue Earning Equipment (continued)



    The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 1994, 1993, and 1992 included (in millions) net gains of $13.2, $16.1 and $11.5, respectively, on the sale of equipment in the construction equipment rental operations in the United States; net gains of $9.8, $7.9, and $1.7, respectively, in the car rental and car leasing operations primarily relating to foreign operations; and in 1993 and 1992, credits of $4.1 and $3.7, respectively, resulting from valuing pre-acquisition assets on a net of tax basis.



    The improvement in the "adjustment of depreciation upon disposal of the equipment" of $28 million in 1993 as compared to 1992, was primarily attributable to higher net proceeds received in 1993 on disposal of the equipment principally related to a decrease in the number of "risk" vehicles in the car rental operations and gains on the sale of equipment in the construction equipment rental operations in the United States due to improvements in the economy in the United States.



    As of December 31, 1994 and 1993, Ford owed Hertz $352.9 million and $328.5 million, respectively, in connection with various vehicle repurchase and warranty programs. As of December 31, 1994, Hertz owed Ford $41.4 million (included under Accounts Payable in the consolidated balance sheet) in connection with vehicles purchased. These transactions were made and are being paid in the ordinary course of business.



    During the year ended December 31, 1994, the registrant purchased Ford vehicles at a cost of approximately $3.7 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.4 billion.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




Note 8 - Taxes on Income

    The provision for taxes on income consists of the following (in thousands of dollars):

                                                  Years Ended December 31,
                                            ------------------------------------
                                              1994          1993          1992
                                            --------      --------      --------
    Current:
      Federal                               $38,797       $15,717       $ 2,816
      Foreign                                20,016        23,186        12,682
      State and local                         8,236         2,719        12,032
                                             ------        ------        ------

          Total current                      67,049        41,622        27,530
                                             ------        ------        ------

    Deferred:
      Federal                                 2,027         8,094        (6,900)
      Foreign                                  (127)       (5,594)        6,700
      State and local                         2,800         4,900        (5,600)
                                             ------        ------        -------

          Total deferred                      4,700         7,400        (5,800)
                                             ------        ------        -------

          Total provision                   $71,749       $49,022       $21,730
                                             ======        ======        ======




    The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

    Differences between tax and book
      depreciation                          $ 9,234       $33,259       $ 3,183

    Accrued and prepaid expense
      deducted for tax purposes when
      paid or incurred                      (14,517)      (20,171)      (18,537)

    Tax operating loss utilized
      (carryforwards)                        (2,636)       (2,585)        8,479

    Federal alternative minimum tax
      credit utilized (carryforwards)
                                              1,072        (8,123)       (1,407)

    Investment tax credit utilized           11,547         5,020         2,482
                                             ------        ------        -------

      Total deferred provision (benefit)    $ 4,700       $ 7,400       $(5,800)
                                             ======        ======        ======

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




Note 8 - Taxes on Income (continued)


The principal items in the deferred tax liability at December 31, 1994 and 1993 are as follows (in thousands of dollars):


                                                1994            1993
                                             ---------        --------
    Differences between tax and book
      depreciation                           $ 210,402        $201,168

    Accrued and prepaid expense
      deducted for tax purposes when
      paid or incurred                        (122,770)       (108,253)

    Tax operating loss carryforwards            (6,916)         (4,280)

    Federal alternative minimum tax
      credit carryforwards                     (31,416)        (32,488)

    Investment tax credit carryforwards           -            (11,547)
                                              --------         -------

          Total                              $  49,300        $ 44,600
                                              ========         =======




    The tax operating loss carryforwards at December 31, 1994 of $6.9 million relate to certain foreign operations and have the following expiration dates (in millions): $1.9 in 1996, $.1 in 1998, and $4.9 no expiration dates. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized.


    As of December 31, 1994, the alternative minimum tax credit carryforwards of $31.4 million (which has no expiration date) will be utilized upon reversal of timing differences and against future taxable income.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 8 - Taxes on Income (continued)


    The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% for 1994 and 1993, and 34% for 1992 and as recorded are as follows (in thousands of dollars):


                                                                       Years Ended December 31,
                                                               ---------------------------------------
                                                                 1994           1993            1992
                                                               --------       --------        --------
    Computed tax at statutory rate                             $56,991        $35,858         $10,801

    State and local income taxes, net
        of Federal income tax benefit                            7,173          4,953           4,303

    Tax effect on the amortization of the
      cost in excess of the registrant's net
      assets acquired by Park Ridge and UAL                      5,760          5,737           5,596

    Adjustments made to tax accruals in connection
        with tax audit evaluations and the effects of
        prior years' tax sharing arrangements between
        the registrant and its former parent
        companies, UAL and RCA                                  (1,511)        (1,983)         (9,800)

    Provision relating to the increase in net deferred
        tax liabilities as of January 1, 1993 due to
        changes in tax laws enacted in August 1993                  -           1,137              -

    Income taxes on foreign earnings at
        effective rates different from the U.S.
        statutory rate, including the realization
        of certain foreign tax benefits and the
        effect of subsidiaries' gains and losses
        and exchange adjustments with no tax effect              1,987          1,883           9,246

    All other items, net, none of which
        exceeded 5% of computed tax                              1,349          1,437           1,584
                                                                ------         ------          ------


             Total provision                                   $71,749        $49,022         $21,730
                                                                ======         ======          ======

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 - Lease and Concession Agreements

    Hertz has various concession agreements which provide for payment of rents and a percentage of revenue with a guaranteed minimum and real estate leases under which the following amounts were expensed (in thousands of dollars):

                                                        Years Ended December 31,
                                                  ------------------------------------
                                                    1994          1993          1992
                                                  --------      --------      --------
    Rents                                         $ 50,066      $ 49,168      $ 50,988
    Concession fees:
      Minimum fixed obligations                    114,920       105,499        96,528
      Additional amounts, based on revenues        107,685        89,792        88,802
                                                   -------       -------       -------

         Total                                    $272,671      $244,459      $236,318
                                                   =======       =======       =======


    As of December 31, 1994 minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

                                              Rents         Concessions
                                              -----         -----------
        Years ended December 31,
             1995                           $ 38,729          $85,829
             1996                             31,384           66,076
             1997                             26,840           44,584
             1998                             23,848           27,514
             1999                             20,390           15,353

        Years after 1999                     139,537           38,257


     In addition to the above, Hertz has various leases on vehicles and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

                                                 Years Ended December 31,
                                           ------------------------------------
                                             1994          1993          1992
                                           --------      --------      --------
        Vehicles                           $ 74,214      $ 90,312      $ 79,578
        Office and computer equipment        23,679        25,229        24,481
                                            -------       -------        ------

           Total                           $ 97,893      $115,541      $104,059
                                            =======       =======       =======



     As of December 31, 1994, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): vehicles, which are substantially offset by sublease rental income under operating leases (see Note 7), 1995, $86; 1996, $87; 1997, $54; 1998,
$13; and office and computer equipment 1995, $14,030; 1996, $3,778; 1997,
$1,081; 1998, $75; 1999, $19.

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


                                                    Years Ended December 31,
                                                 ------------------------------
                                                  1994        1993        1992
                                                 ------      ------      ------
Operating Income (pretax income before
  interest):
    Car rental                                   $  353      $  307      $  314

     Construction equipment rental and sales         87          41          25
                                                  -----       -----       -----


             Total                               $  440      $  348      $  339
                                                  =====       =====       =====

Capital Expenditures (includes revenue
  earning equipment):
    Car rental                                   $6,789      $4,783      $4,274

     Construction equipment rental and sales        235         154          92
                                                  -----       -----       -----

             Total                               $7,024      $4,937      $4,366
                                                  =====       =====       =====


Depreciation and Amortization:
    Car rental                                   $  743      $  557      $  529

    Construction equipment rental and sales          48          50          60
                                                  -----       -----       -----

             Total                               $  791      $  607      $  589
                                                  =====       =====       =====


Identifiable Assets at December 31:
    Car rental                                   $6,023      $4,321      $3,887

    Construction equipment rental and sales         498         367         335
                                                  -----       -----       -----

             Total                               $6,521      $4,688      $4,222
                                                  =====       =====       =====

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 10 - Segment Information (continued)


    Hertz operates in the United States and in foreign countries. The operations within major geographic areas are summarized as follows (in millions of dollars):


                                                     Years Ended December 31,
                                                  -----------------------------
                                                   1994        1993       1992
                                                  ------      ------     ------
    Revenues

    United States                                 $2,258      $1,932     $1,773

    Foreign operations (substantially Europe)      1,036         923      1,043
                                                   -----       -----      -----

        Total                                     $3,294      $2,855     $2,816
                                                   =====       =====      =====

    Income Before Income Taxes

    United States                                 $   94      $   48     $   (7)

    Foreign operations (substantially Europe)         69          54         39
                                                   -----       -----      -----

        Total                                     $  163      $  102     $   32
                                                   =====       =====      =====

    Total Assets at End of Year

    United States                                 $4,762      $3,447     $2,952

    Foreign operations (substantially Europe)      1,759       1,241      1,270
                                                   -----       -----      -----

        Total                                     $6,521      $4,688     $4,222
                                                   =====       =====      =====

Note 11 - Litigation

    Various legal actions, governmental investigations and proceedings, and claims are pending or may be instituted or asserted in the future against the registrant and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is reasonably possible that certain of the actions, investigations or proceedings could be decided unfavorably to the registrant or the subsidiary involved. Although the amount of liability at December 31, 1994 with respect to these matters cannot be ascertained, such liability could approximate up to $3.0 million (net of income tax benefits), and the registrant believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the registrant.

    On January 9, 1995, Newark International Airport, in Newark, N.J., suffered an electrical outage that caused significant operational problems for one day due to a construction accident that occurred on the registrant's property. A subcontractor of the registrant was involved in this accident. The registrant believes that it has adequate defenses, indemnities and insurance coverage against anticipated litigation.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Note 12 - Quarterly Financial Information (Unaudited)



    A summary of the quarterly operating results during 1994 and 1993 were as follows:

                                         Gross Profit      Income (Loss)
                                        (Pretax Income     Before Income     Net Income
                          Revenues     Before Interest)        Taxes           (Loss)
                         ----------    ----------------    -------------    ------------
1994

First quarter            $  694,803        $ 54,636          $  (1,886)       $ (1,066)

Second quarter              825,912         118,796             46,367          26,361

Third quarter               958,189         184,051            108,384          61,482

Fourth quarter              815,497          82,576              9,966           4,305
                            -------         -------            -------         -------

  Total Year             $3,294,401       $ 440,059          $ 162,831        $ 91,082
                          =========        ========            =======         =======

1993

First quarter            $  636,241       $  37,116          $ (14,271)       $ (6,873)

Second quarter              739,504          89,288             26,926          13,113

Third quarter               817,252         149,851             78,253          39,034

Fourth quarter              661,870          71,595             11,542           8,154
                          ---------        --------           --------         -------

  Total Year             $2,854,867       $ 347,850          $ 102,450        $ 53,428
                          =========        ========           ========         =======




Effective July 1, 1994, certain lives being used to compute the provision for depreciation of revenue earning equipment were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, pretax income before interest includes credit adjustments of $6.1 million and $3.5 million in the third and fourth quarters, respectively, as a result of decreasing depreciation of revenue earning equipment.

The tax provision in the fourth quarter of 1994 includes a $1.5 million credit resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the registrant and its former parent company, RCA.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




Note 13 - Financial Instruments and Commitments


   Financial instruments which potentially subject the registrant to concentrations of credit risk consist principally of cash equivalents and trade receivables. The registrant places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the registrant's customer base, and their dispersion across different businesses and geographic areas. As of December 31, 1994, the registrant had no significant concentration of credit risk.

    Cash and equivalents -- fair value approximates cost indicated on the balance sheet at December 31, 1994, because of the short- term maturity of these instruments.


    Debt -- fair value is estimated based on quoted market rates as well as borrowing rates currently available to the registrant for loans with similar terms and average maturities. Carrying value was used as fair value for borrowings with an initial maturity of 90 days or less. The fair value of all debt at December 31, 1994 approximated $4.3 billion compared to carrying value of $4.4 billion.


    Public Liability and Property Damage -- provisions for public liability and property damage on self-insured domestic claims and reinsured foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. These liabilities are anticipated to be paid in the future which range between one and five years. The present (fair) value of these liabilities at December 31, 1994 approximates $270 million compared to carrying value of $304 million.


    The registrant and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"), forward rate agreements ("FRAs"), and interest rate cap agreements ("caps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the registrant less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at December 31, 1994 of the swap agreements is to give the registrant an overall effective weighted-average rate on debt of 7.4%, with 33% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 7.3%, with 41% of debt subject to variable interest rates when not considering the swap agreements. At December 31, 1994, these agreements expressed in notional amounts aggregated (in millions) $324.7 swaps

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13 - Financial Instruments and Commitments (continued)


and $31.3 caps. Notional amounts are not reflective of the registrant's obligations under these agreements because the registrant is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The registrant's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At December 31, 1994, the fair value of all outstanding contracts, which is representative of the registrant's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net receivable, in millions, of $2.0 swaps, $.1 FRAs and $.1 caps. This relates to notional principal, in millions, of $325 swaps maturing $111, $181, $32 and $1 in 1995, 1996, 1997 and 1998, respectively; $31 caps maturing in 1997; and of notional principal scheduled to start after December 31, 1994, in millions, of $10 swaps maturing $1, $1, and $8 in 1996, 1997 and 1999, respectively; and $20 FRAs maturing in 1995.




Note 14 - Subsequent Event


    Effective January 1, 1995, the registrant sold its European car leasing and car dealership operations to Hertz Leasing International, Inc. ("HLI"), at an amount equal to its book value of approximately $61 million. HLI is wholly owned by Ford. In addition, Ford is to receive the worldwide rights (subject to certain existing license rights) to use and sublicense others to use the "Hertz" name in the conduct of motor vehicle leasing businesses. The unaudited total assets as of December 31, 1994 and unaudited total revenues and net income for the year ended December 31, 1994 of the registrant's European car leasing and car dealership operations were (in millions) $482, $295 and $6, respectively. The registrant believes that this transaction will not have a material effect on its financial position or future operations.

                                                                     SCHEDULE II
                     THE HERTZ CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                           (In Thousands of Dollars)




                                          Additions
                                          ---------          Deductions
                            Balance at     Charged     ----------------------       Balance
                            Beginning        to        Translation                  at End
                             of Year       Income      Adjustments     Other        of Year
                            ----------    ---------    -----------   --------       --------
1994

Allowance for doubtful
  accounts                  $  6,862      $  6,813       $ (521)     $  4,170(a)    $ 10,026
                             =======       =======        =====       =======        =======

Public liability and
  property damage           $264,158      $159,049       $  403      $118,476(b)    $304,328
                             =======       =======        =====       =======        =======



1993

Allowance for doubtful
  accounts                  $  8,496      $  6,714       $  524      $  7,824(a)    $  6,862
                             =======       =======        =====       =======        =======

Public liability and
  property damage           $226,789      $147,387       $1,076      $108,942(b)    $264,158
                             =======       =======        =====       =======        =======



1992

Allowance for doubtful
  accounts                  $ 10,104      $  7,959       $  983      $  8,584(a)    $  8,496
                             =======       =======        =====       =======        =======

Public liability and
  property damage           $195,932      $126,324       $  591      $ 94,876(b)    $226,789
                             =======       =======        =====       =======        =======





    (a)  Amounts written off, net of recoveries.

    (b)  Payments of claims and expenses.

                       SECURITIES AND EXCHANGE COMMISSION



                             WASHINGTON, D.C. 20549



                             ______________________



                                    EXHIBITS



                                   FILED WITH



                                   FORM 10-K



                           FOR THE FISCAL YEAR ENDED


                               DECEMBER 31, 1994



                                     UNDER



                      THE SECURITIES EXCHANGE ACT OF 1934



                            _______________________



                             THE HERTZ CORPORATION


                         COMMISSION FILE NUMBER 1-7541

                               INDEX TO EXHIBITS



 Exhibit
   No.                                     Description
- - ----------             ---------------------------------------------------------
3(ii)                  Certificate of Amendment of Restated Certificate of
                       Incorporation of The Hertz Corporation filed with the
                       Secretary of State of Delaware on April 28, 1994.



10(iii)(A)(e)          Employment agreement with Daniel I. Kaplan dated
                       February 17, 1995.



10(iii)(A)(g)          Executive Incentive Compensation Plan.




12                     Computation of Consolidated Ratio of Earnings to Fixed
                       Charges for each of the five years in the period ended
                       December 31, 1994.



21 Listing of subsidiaries of the registrant at December 31, 1994.



23 Consent to the incorporation by reference of report of independent public accountants in previously filed registration statements under the Securities Act of 1933.



27                     Consolidated Financial Data Schedule for the year ended
                       December 31, 1994.