Form 10-Q
period 1995-03-31
HERTZ CORP
filed 1995-05-08
CIK 47129

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  March 31, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1995:
Common Stock, $1 par value - Class A, 200 shares; Class B, 51 shares; and Class C, 490 shares.

                       Page 1 of 18 pages
                 The Exhibit Index is on page 15
                 PART I - FINANCIAL INFORMATION




ITEM l. FINANCIAL STATEMENTS.




                     INTRODUCTORY STATEMENT




    The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 1994, filed by the registrant with the Securities and Exchange Commission on March 13, 1995, has been followed in preparing the accompanying condensed consolidated financial statements.


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

             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)

                        A  S  S  E  T  S

                                                Unaudited
                                           March 31,   Dec. 31,
                                             1995        1994
CASH AND EQUIVALENTS                     $  132,678  $   99,749
RECEIVABLES, less allowance for
  doubtful accounts: 1995, $8,734;
  1994, $10,026                             750,423     641,595
DUE FROM AFFILIATES                         292,663     371,599
INVENTORIES, at lower of cost or market      15,490      35,092
PREPAID EXPENSES AND OTHER ASSETS (Note 1) 97,561 94,880 REVENUE EARNING VEHICLES AND OTHER
  EQUIPMENT, at cost, less accumulated
  depreciation: 1995 $379,385; 1994,
  $550,816                                4,503,393   4,260,364
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation:
  1995, $446,758; 1994, $427,859            452,760     439,677
FRANCHISES, CONCESSIONS, CONTRACT COSTS
  AND LEASEHOLDS, net of amortization         6,656       6,708
COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization           561,965     571,182
                                         $6,813,589  $6,520,846
              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                         $  564,142  $  417,619
ACCRUED LIABILITIES                         455,349     517,879
ACCRUED TAXES                                76,802      81,862
DEBT (Note 4)                             4,608,475   4,413,915
PUBLIC LIABILITY AND PROPERTY DAMAGE        305,115     304,328
DEFERRED TAXES ON INCOME                     44,100      49,300

SHAREHOLDERS' EQUITY:
  Preferred stock -
    Series A, 10% cumulative                236,000     236,000
    Series B, various rates cumulative      249,900     249,900
  Common stock                                    1           1
  Additional capital paid-in                 59,008      59,008
  Reinvested earnings                       196,162     196,527
  Translation adjustment                     18,611      (5,271)
  Unrealized holding losses for
   available-for-sale securities (Note 1)       (76)       (222)
    Total shareholders' equity              759,606     735,943
                                         $6,813,589  $6,520,846

 The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Three Months
                                              Ended March 31,
                                             1995        1994


REVENUES                                   $735,679     $694,803



EXPENSES:

  Direct operating                          400,395      406,709


  Depreciation of revenue earning
    equipment (Note 3)                      170,117      148,823


  Selling, general and administrative        95,462       84,635


  Interest, net of interest income
    of $2,542 and $1,156                     70,351       56,522

                                            736,325      696,689

LOSS BEFORE INCOME TAXES                       (646)      (1,886)


INCOME TAX BENEFIT (Note 2)                    (281)        (820)

NET LOSS                                   $   (365)    $ (1,066)










 The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                             Three Months
                                            Ended March 31,
                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $    (365)   $  (1,066)

  Non-cash expenses:
    Depreciation of revenue earning
      equipment                           170,117      148,823
    Depreciation of property and
      equipment                            17,898       14,951
    Amortization of intangibles             4,777        4,829
    Provision for public liability
      and property damage                  30,709       36,397
    Provision for losses for doubtful
      accounts                              1,394        1,970
    Deferred income taxes                  (5,200)         100

  Revenue earning equipment
    expenditures                       (2,289,666)  (1,919,567)

  Proceeds from sales of revenue
    earning equipment                   1,508,501      718,008

  Changes in assets and liabilities,
    net of effects from sale of the
    European car leasing and car
    dealership operations -
      Receivables                        (132,879)      26,413

      Due from affiliates                  78,936      198,621

      Inventories and prepaid expenses
        and other assets                  (12,519)       4,528

      Accounts payable                    287,319       56,924

      Accrued liabilities                  (8,193)        (264)

      Accrued taxes                         8,045        4,048

  Payments of public liability and
    property damage claims and expenses   (29,986)     (27,560)

      Net cash flows used for
        operating activities             (371,112)    (732,845)

 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                               Three Months
                                               Ended March 31,
                                             1995         1994
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures      $(46,652)   $ (32,786)
  Proceeds from sales of property and
    equipment                                 8,680        6,909
  Sales (purchases) of available-for-
    sale securities                             110       (3,235)
  Proceeds from sale of the European car
    leasing and car dealership operations,
    net of cash and equivalents              56,560          -

      Net cash flows provided from
        (used for) investing activities      18,698      (29,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                    170,112      158,496
  Repayment of long-term debt              (139,472)    (143,533)
  Short-term borrowings:
    Proceeds                                230,541      266,414
    Repayments                             (118,178)     (45,365)
    Ninety days or less, net                242,047      524,559

      Net cash flows provided from
        financing activities                385,050      760,571

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                               293          635

NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS DURING THE PERIOD              32,929         (751)

CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                       99,749       88,557

CASH AND EQUIVALENTS AT END OF PERIOD     $ 132,678    $  87,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for -
    Interest (net of amount capitalized)  $  72,932    $  69,186
    Income taxes                              4,945        3,053



The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Available-for-Sale Securities

    As of March 31, 1995, Prepaid Expenses and Other Assets in the condensed consolidated balance sheet include available-for-sale securities at fair value of $5.6 million (cost $5.7 million). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with the following maturity dates for the twelve month period following March 31, 1995 (in millions): fair value $.2 (cost $.2) in 1996; fair value $4.3 (cost $4.3) 1997 through 2000; fair value $1.1 (cost $1.2) 2001 through 2005. For the three months ended March 31, 1995, proceeds of $110,000 from the sale of available-for-sale securities were received, and no gains or losses were incurred. For the three months ended March 31, 1995, unrealized holding losses and unrealized holding gains, net of taxes, included in Shareholders' Equity were $148,680 and $72,516, respectively.


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


Note 3 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the following (in thousands of dollars):
                                                 Unaudited
                                             Three Months Ended
                                                  March 31,
                                              1995         1994


Depreciation of revenue earning equipment   $144,816    $123,634

Less adjustment of depreciation upon
  disposal of the equipment                      343      (7,060)

Rents paid for vehicles leased                24,958      32,249

      Total                                 $170,117    $148,823

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note 3 - Depreciation of Revenue Earning Equipment (continued)



     Effective July 1, 1994, certain lives being used to compute the provision for depreciation of revenue earning equipment were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the three months ended March 31, 1995 was decreased by $10.8 million.



     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 1995 and 1994 included net losses of $1.1 million and net gains of $7.6 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; and net gains of $.8 million and net losses of $.5 million, respectively, in the car rental and car leasing operations.



     During the three months ended March 31, 1995, the registrant purchased Ford Motor Company ("Ford") vehicles at a cost of approximately $1.9 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $.7 billion.

                THE HERTZ CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt

Debt at March 31, 1995 and December 31, 1994 consists of the following (in thousands of dollars):
                                                   Unaudited
                                             March 31,    Dec. 31,
                                               1995         1994

Notes payable, including commercial paper,
  average interest rate: 1995, 6.1%;
  1994, 6.0%                                $1,416,369   $1,018,443
Promissory notes, average interest rate:
  1995, 7.7%; 1994, 7.8%; (effective
  average interest rate 1995 and 1994:
  7.9%); net of unamortized discount:
  1995, $3,141; 1994, $3,254; due 1995
  to 2005                                    1,644,519    1,574,406
Swiss Franc bonds, fixed U.S. dollar
  obligation 11.1% (effective interest
  rate 9.7%); including unamortized
  premium: 1995, $99; 1994, $132; due
  1995                                          46,231       46,264
Property and equipment lease obligations,
  average interest rate: 1995, 8.6%; 1994
  8.7%; due 1995 to 1998                         5,501        6,847
Medium term notes, average interest rate:
  1995, 9.4%; 1994, 9.3%; (effective
  average interest rate: 1995, 9.4%; 1994,
  9.6%); net of unamortized discount:
  1995, $27; 1994, $36; due 1995 to 1997       150,148      188,389
Senior subordinated promissory notes,
  average interest rate 9.5% (effective
  average interest rate 9.6%); net of
  unamortized discount: 1995, $424; 1994,
  $461; due 1996 to 1998                       249,576      249,539
Junior subordinated promissory notes,
  average interest rate 6.9%; net of
  unamortized discount:  1995, $319;
  1994, $329; due 2000 to 2003                 399,681      399,671
Subsidiaries' short-term debt in millions
  (1995, $635.8; 1994, $757.1) and other
  borrowings; average interest rate in
  domestic and foreign currencies: 1995,
  7.0%; 1994, 6.6%; including unamortized
  discount: 1995, $42; 1994, $47               696,450      930,356

      Total                                 $4,608,475   $4,413,915

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt (continued)


    The aggregate amounts of maturities of debt for the twelve month periods following March 31, 1995 are as follows (in millions): 1996, $2,311.5 (including $2,052.2 of commercial paper and short-term borrowings); 1997, $235.7; 1998, $395.7; 1999,
$362.2; 2000, $105.0; after 2000, $1,198.4.

    At March 31, 1995, approximately $105 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.

    At March 31, 1995, the registrant had $268.9 million of outstanding loans from Ford.

    The registrant and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the registrant less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at March 31, 1995 of the swap agreements is to give the registrant an overall effective weighted-average rate on debt of 7.30%, with 39% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 7.25%, with 45% of debt subject to variable interest rates when not considering the swap agreements. At March 31, 1995, these agreements expressed in notional amounts aggregated (in millions) $240.6 swaps and $16.2 FRAs. Notional amounts are not reflective of the registrant's obligations under these agreements because the registrant is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The registrant's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At March 31, 1995, the fair value of all outstanding contracts, which is representative of the registrant's obligations under these contracts, assuming the contracts were terminated at that date, was a net payable of $.4 million swaps and a net receivable of

THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 4 - Debt (continued)




$.1 million FRAs. This relates to notional principal (in millions) of $240.6 swaps maturing $46.7, $171.8, $20.8 and $1.3 in 1995, 1996, 1997 and 1998, respectively; and of notional principal scheduled to start after March 31, 1995 (in millions) of $20.9 swaps maturing $1.0, $1.0, $.4 and $18.5 in 1996, 1997,
1998 and 1999, respectively; and $46.7 FRAs maturing in 1995.





Note 5 - Sale of European Car Leasing and Car Dealership Operations




    Effective January 1, 1995, the registrant sold its European car leasing and car dealership operations to Hertz Leasing International, Inc. ("HLI"), at an amount equal to its book value of approximately $61 million. HLI is wholly owned by Ford. In addition, except for Australia and New Zealand, Ford is to receive the worldwide rights (subject to certain existing license rights) to use and sublicense others to use the "Hertz" name in the conduct of motor vehicle leasing businesses, and a subsidiary of the registrant will receive a license fee from Ford payable over five years. The unaudited total assets as of December 31, 1994 and unaudited total revenues and net income for the year ended December 31, 1994 of the registrant's European car leasing and car dealership operations were (in millions) $482, $295 and $6, respectively. The registrant believes that this transaction will not have a material effect on its financial position or future operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.




First Quarter 1995 vs. First Quarter 1994


    Revenues in the first quarter of 1995 of $736 million increased by $41 million as compared to the first quarter of 1994. This increase was primarily attributable to gains in the car rental operations resulting from a greater number of transactions, rate increases and changes in foreign exchange rates; and improvements in construction equipment rental and sales due to increased volume. These increases were partly offset by lower revenues in car leasing and car dealerships resulting from the sale of these operations in Europe effective January 1, 1995.

    Total expenses increased $39 million to $736 million in the first quarter of 1995 as compared to $697 million in the first quarter of 1994. Direct operating expense decreased principally due to lower expenses relating to the sale of the European car leasing and car dealership operations in 1995 and lower costs in the domestic car rental operations for public liability and property damage claims, partly offset by higher costs relating to the increase in the volume of business. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and higher prices for automobiles; these increases were partly offset by lower depreciation relating to the sale of the European car leasing operation in 1995, and a reduction in depreciation of $10.8 million in 1995 due to changes made effective July 1, 1994 increasing certain lives being used to compute the provision for depreciation to reflect changes in the estimated residual values to be realized when the equipment is sold. Selling, general and administrative expense increased primarily due to higher advertising and sales promotion costs and changes in foreign exchange rates. The increase in interest expense was primarily due to higher debt levels and interest rates in 1995, partly offset by higher interest income in 1995.


    The tax benefit of $281,000 in the first quarter of 1995 was lower than the tax benefit of $820,000 in the first quarter of 1994, primarily due to the lower loss before income taxes in 1995 and changes in effective tax rates. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  (4) Instruments defining the rights of security holders, including indentures. During the quarter ended March 31, 1995, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

 (12) Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1995, and 1994.

 (27)  Financial Data Schedule for the three months ended March
       31, 1995.

(b) Reports on Form 8-K:

       The registrant filed Form 8-K dated February 1, 1995 reporting under Items 5 and 7 thereof (i) instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 33-54183) filed by the registrant with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994, (ii) Computation of Consolidated Ratio of Earnings to Fixed Charges for the year ended December 31, 1994, and (iii) Selected Financial Data of The Hertz Corporation for the years ended December 31, 1994, 1993, 1992, 1991 and 1990.


                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)



Date: May 8, 1995            By:     /s/ William Sider
                                           William Sider
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer
                                    and duly authorized officer)

SECURITIES AND EXCHANGE COMMISSION



                     WASHINGTON, D.C. 20549







                            EXHIBITS



                           filed with



                            FORM 10-Q



                      for the quarter ended



                         March 31, 1995



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                         EXHIBIT INDEX






Exhibit
  No.                    Description


  12                     Computation of Ratio of Earnings to
                         Fixed Charges for the three months ended
                         March 31, 1995 and 1994.




  27                     Financial Data Schedule for the three
                         months ended March 31, 1995.

                                                     EXHIBIT 12




             THE HERTZ CORPORATION AND SUBSIDIARIES
 CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited


                                                Three Months
                                               Ended March 31,
                                              1995        1994

Loss before income taxes                     $  (646)    $(1,886)


Interest expense                              72,893      57,678


Portion of rent estimated to represent
  the interest factor                         21,839      22,312


Earnings before income taxes and fixed
  charges (an additional $.8 million
  and $2.0 million would have been
  required for 1995 and 1994, respectively,
  to reflect a ratio of 1.0X)                $94,086     $78,104


Interest expense (including capitalized
  interest)                                  $73,039     $57,751


Portion of rent estimated to represent
  the interest factor                         21,839      22,312


Fixed charges                                $94,878     $80,063



Ratio of earnings to fixed charges               .99         .98