Form 10-Q
period 1995-06-30
HERTZ CORP
filed 1995-07-31
CIK 47129

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  June 30, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1995: Common
Stock, $1 par value - Class A, 200 shares; Class B, 51 shares;
and Class C, 490 shares.

                       Page 1 of 20 pages
                 The Exhibit Index is on page 17

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

             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)

                        A  S  S  E  T  S

                                                Unaudited
                                            June 30,   Dec. 31,
                                             1995        1994
CASH AND EQUIVALENTS                     $  120,254  $   99,749
RECEIVABLES, less allowance for
  doubtful accounts: 1995, $8,423;
  1994, $10,026                             695,831     641,595
DUE FROM AFFILIATES                         358,978     371,599
INVENTORIES, at lower of cost or market      16,956      35,092
PREPAID EXPENSES AND OTHER ASSETS (Note 1)  107,525      94,880
REVENUE EARNING VEHICLES AND OTHER
  EQUIPMENT, at cost, less accumulated
  depreciation: 1995 $430,832; 1994,
  $550,816                                5,340,401   4,260,364
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation:
  1995, $464,034; 1994, $427,859            473,442     439,677
FRANCHISES, CONCESSIONS, CONTRACT COSTS
  AND LEASEHOLDS, net of amortization         6,510       6,708
COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization           557,331     571,182
                                         $7,677,228  $6,520,846
              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                         $  497,851  $  417,619
ACCRUED LIABILITIES                         484,641     517,879
ACCRUED TAXES                                70,042      81,862
DEBT (Note 4)                             5,480,394   4,413,915
PUBLIC LIABILITY AND PROPERTY DAMAGE        310,776     304,328
DEFERRED TAXES ON INCOME                     53,800      49,300

SHAREHOLDERS' EQUITY:
  Preferred stock -
    Series A, 10% cumulative                236,000     236,000
    Series B, various rates cumulative      249,900     249,900
  Common stock                                    1           1
  Additional capital paid-in                 59,008      59,008
  Reinvested earnings                       215,799     196,527
  Translation adjustment                     18,881      (5,271)
  Unrealized holding gains (losses) for
   available-for-sale securities (Note 1)       135        (222)
    Total shareholders' equity              779,724     735,943
                                         $7,677,228  $6,520,846


 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Three Months
                                              Ended June 30,
                                             1995        1994


REVENUES                                    $858,555    $825,912



EXPENSES:

  Direct operating                           432,608     439,634

  Depreciation of revenue earning
    equipment (Note 3)                       208,610     172,800


  Selling, general and administrative        102,248      94,682


  Interest, net of interest income
    of $3,479 and $2,831                      80,574      72,429

                                             824,040     779,545

INCOME BEFORE INCOME TAXES                    34,515      46,367


PROVISION FOR TAXES ON INCOME
  (Note 2)                                    14,878      20,006


NET INCOME                                  $ 19,637    $ 26,361









 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                                Six Months
                                              Ended June 30,
                                             1995         1994


REVENUES                                  $1,594,234   $1,520,715



EXPENSES:

  Direct operating                           833,003      846,343

  Depreciation of revenue earning
    equipment (Note 3)                       378,727      321,623


  Selling, general and administrative        197,710      179,317

  Interest, net of interest income
    of $6,021 and $3,987                     150,925      128,951

                                           1,560,365    1,476,234

INCOME BEFORE INCOME TAXES                    33,869       44,481


PROVISION FOR TAXES ON INCOME
  (Note 2)                                    14,597       19,186


NET INCOME                                $   19,272   $   25,295











 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited

                                              Six Months
                                            Ended June 30,
                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $    19,272  $    25,295

  Non-cash expenses:
    Depreciation of revenue earning
      equipment                           378,727      321,623
    Depreciation of property and
      equipment                            37,262       31,856
    Amortization of intangibles             9,497        9,660
    Provision for public liability
      and property damage                  68,110       86,693
    Provision for losses for doubtful
      accounts                              2,292        2,710
    Write-off of interest on Park Ridge
      Limited Partnership promissory
      note                                     -         8,586
    Deferred income taxes                   4,500        8,400

  Revenue earning equipment
    expenditures                       (4,659,215)  (3,946,053)

  Proceeds from sales of revenue
    earning equipment                   2,834,807    1,608,502

  Changes in assets and liabilities,
    net of effects from sale of the
    European car leasing and car
    dealership operations -
      Receivables                         (78,387)     (71,440)

      Due from affiliates                  12,621      119,468

      Inventories and prepaid expenses
        and other assets                  (24,048)      21,203

      Accounts payable                    220,736      186,174

      Accrued liabilities                  20,903       47,875

      Accrued taxes                           859        7,446

  Payments of public liability and
    property damage claims and expenses   (61,802)     (58,629)

      Net cash flows used for
        operating activities           (1,213,866)  (1,590,631)


 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                                Six Months
                                               Ended June 30,
                                             1995         1994
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures     $ (96,946)  $  (78,527)
  Proceeds from sales of property and
    equipment                                19,099       19,995
  Available-for-sale securities -
    Purchases                                (1,688)      (3,671)
    Sales                                     2,201          514
  Proceeds from sale of the European car
    leasing and car dealership operations,
    net of cash and equivalents              56,560          -

      Net cash flows used for investing
        activities                          (20,774)     (61,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                    319,805      429,496
  Repayment of long-term debt              (280,981)    (152,986)
  Short-term borrowings:
    Proceeds                                662,715      370,381
    Repayments                             (330,976)    (165,247)
    Ninety day term or less, net            884,369    1,338,326
  Payment for the redemption of
    common and preferred stock and
    related expenses                            -       (145,043)
      Net cash flows provided from
        financing activities              1,254,932    1,674,927

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                               213        2,099

NET INCREASE IN CASH AND
  EQUIVALENTS DURING THE PERIOD              20,505       24,706

CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                       99,749       88,557

CASH AND EQUIVALENTS AT END OF PERIOD    $  120,254   $  113,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest (net of amount capitalized) $  153,384   $  108,905
    Income taxes                             19,902       11,045



The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Available-for-Sale Securities

    As of June 30, 1995, Prepaid Expenses and Other Assets in the condensed consolidated balance sheet include available-for-sale securities at fair value of $5.5 million (cost $5.3 million).
The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with the following maturity dates for the twelve month period following June 30, 1995 (in millions): fair value $.3 (cost $.3) in 1996; fair value $3.0 (cost $2.8) 1997 through 2000; fair value $2.2 (cost $2.2) 2002 through 2014. For the six months ended June 30, 1995, proceeds of $2.2 million from the sale of available-for-sale securities were received, and a net gain of $2,224 was realized. At June 30, 1995, unrealized holding gains and losses, net of taxes, included in Shareholders' Equity were $170,647 and $35,925, respectively.

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

Note 3 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the
following (in thousands of dollars):
                                                 Unaudited
                                              1995         1994
Three months Ended June 30

Depreciation of revenue earning equipment   $186,751    $152,195
Less adjustment of depreciation upon
  disposal of the equipment                    4,497     (12,415)
Rents paid for vehicles leased                17,362      33,020

      Total                                 $208,610    $172,800

Six months Ended June 30

Depreciation of revenue earning equipment   $331,567    $275,829
Less adjustment of depreciation upon
  disposal of the equipment                    4,840     (19,475)
Rents paid for vehicles leased                42,320      65,269

      Total                                 $378,727    $321,623

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note 3 - Depreciation of Revenue Earning Equipment (continued)



     Effective July 1, 1994, certain lives being used to compute the provision for depreciation of revenue earning equipment were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the three and six months ended June 30, 1995 was decreased by $1.2 million and $12.0 million, respectively.



     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 1995 and 1994 included net gains of $1.3 million and $5.0 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; and net losses of $5.8 million and net gains of $7.4 million, respectively, in the car rental and car leasing operations.



     The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 1995 and 1994 included net gains of $.2 million and $12.7 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; and net losses of $5.0 million and net gains of $6.8 million, respectively, in the car rental and car leasing operations.



     During the six months ended June 30, 1995, the registrant purchased Ford Motor Company ("Ford") vehicles at a cost of approximately $2.7 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.3 billion.

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt

     Debt at June 30, 1995 and December 31, 1994 consists of the following (in thousands of dollars):
                                                 Unaudited
                                            June 30,    Dec. 31,
                                              1995       1994

Notes payable, including commercial paper,
  average interest rate 6.0%               $1,973,771 $1,018,443
Promissory notes, average interest rate:
  1995, 7.6%; 1994, 7.8%; (effective
  average interest rate: 1995, 7.7%; 1994,
  7.9%); net of unamortized discount:
  1995, $3,345; 1994, $3,254; due 1996
  to 2005                                   1,694,315  1,574,406
Swiss Franc bonds, fixed U.S. dollar
  obligation 11.1% (effective interest
  rate 9.7%); including unamortized
  premium: 1995, $66; 1994, $132; due
  1995                                         46,198     46,264
Property and equipment lease obligations,
  average interest rate: 1995, 8.4%; 1994
  8.7%; due 1995 to 1998                        4,846      6,847
Medium term notes, average interest rate:
  1995, 9.4%; 1994, 9.3%; (effective
  average interest rate: 1995, 9.4%; 1994,
  9.6%); net of unamortized discount:
  1994, $36; due 1995 to 1997                 119,175    188,389
Senior subordinated promissory notes,
  average interest rate 9.5% (effective
  average interest rate 9.6%); net of
  unamortized discount: 1995, $387; 1994,
  $461; due 1996 to 1998                      249,613    249,539
Junior subordinated promissory notes,
  average interest rate 6.9%; net of
  unamortized discount:  1995, $308;
  1994, $329; due 2000 to 2003                399,692    399,671
Subsidiaries' short-term debt in millions
  (1995, $942.1; 1994, $757.1) and other
  borrowings; average interest rate in
  domestic and foreign currencies: 1995,
  6.4%; 1994, 6.6%; including unamortized
  discount: 1995, $37; 1994, $47              992,784    930,356

      Total                                $5,480,394 $4,413,915

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Debt (continued)


  The aggregate amounts of maturities of debt for the twelve month periods following June 30, 1995 are as follows (in millions): 1996, $3,098.4 (including $2,915.9 of commercial paper and short-term borrowings); 1997, $190.7; 1998, $475.4; 1999,
$117.9; 2000, $349.7; after 2000, $1,248.3.

  At June 30, 1995, approximately $110 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.

  At June 30, 1995 the registrant had $268.9 million of outstanding loans from Ford.

  The registrant and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements are typically interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on interest-rate swap agreements is recognized as an adjustment to interest expense. The effect of these agreements is to make the registrant less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at June 30, 1995 of the swap agreements is to give the registrant an overall effective weighted-average rate on debt of 6.95%, with 45% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.91%, with 54% of debt subject to variable interest rates when not considering the swap agreements. At June 30, 1995, these agreements expressed in notional amounts aggregated (in millions) $396.9 swaps and $56.1 FRAs. Notional amounts are not reflective of the registrant's obligations under these agreements because the registrant is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The registrant's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At June 30, 1995, the fair value of all outstanding contracts, which is representative of the registrant's obligations under these contracts, assuming the contracts were terminated at that date, was a net payable of $1.4 million on the swaps and a net receivable of $4,000 on the FRAs.

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 4 - Debt (continued)



This relates to notional principal (in millions) of $396.9 swaps maturing $14.8, $148.6, $224.0, $8.9 and $.6 in 1995, 1996, 1997,
1998 and 1999, respectively; and of notional principal scheduled to start after June 30, 1995 (in millions) of $19.7 swaps maturing $.8, $.7, $.3 and $17.9 in 1996, 1997, 1998 and 1999,
respectively; and $47.8 FRAs maturing $15.4 and $32.4 in 1995 and 1996, respectively.





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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.



Second Quarter 1995 vs. Second Quarter 1994


    Revenues in the second quarter of 1995 of $859 million increased by $33 million as compared to the second quarter of 1994. This increase was primarily attributable to increases in the car rental operations resulting from a greater number of transactions, rate increases and changes in foreign exchange rates; and improvements in construction equipment rental and sales in the United States due to increased volume. These increases were partly offset by lower revenues in car leasing and car dealerships resulting from the sale of these operations in Europe effective January 1, 1995.


    Total expenses increased $44 million to $824 million in the second quarter of 1995 as compared to $780 million in the second quarter of 1994. Direct operating expense decreased principally due to lower expenses relating to the sale of the European car leasing and car dealership operations in 1995 and lower cost in the domestic car rental operations for public liability and property damage claims, partly offset by higher costs relating to the increase in the volume of business. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and higher prices for automobiles; these increases were partly offset by lower depreciation relating to the sale of the European car leasing operation in 1995, and a reduction in depreciation of $1.2 million in 1995 due to changes made effective July 1, 1994 increasing certain lives being used to compute the provision for depreciation to reflect changes in the estimated residual values to be realized when the equipment is sold. Selling, general and administrative expense increased primarily due to higher advertising and sales promotion costs and changes in foreign exchange rates. The increase in interest expense was primarily due to higher debt levels and interest rates in 1995, partly offset by higher interest income in 1995 and $8.6 million included in 1994 relating to interest receivable from Park Ridge Limited Partnership which was not collected.


    The tax provision of $15 million in the second quarter of 1995 was lower than the tax provision of $20 million in the second quarter of 1994, primarily due to the lower income before income taxes in 1995. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).



First Half of 1995 vs. First Half of 1994


    Revenues in the first half of 1995 of $1,594 million increased by $74 million as compared to the first half of 1994. This increase was primarily attributable to gains in the car rental operations resulting from a greater number of transactions, rate increases and changes in foreign exchange rates; and improvements in construction equipment rental and sales due to increased volume. These increases were partly offset by lower revenues in car leasing and car dealerships resulting from the sale of these operations in Europe effective January 1, 1995.


    Total expenses increased $84 million to $1,560 million in the first half of 1995 as compared to $1,476 million in the first half of 1994. Direct operating expense decreased principally due to lower expenses relating to the sale of the European car leasing and car dealership operations in 1995 and lower costs in the domestic car rental operations for public liability and property damage claims, partly offset by higher costs relating to the increase in the volume of business. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and higher prices for automobiles; these increases were partly offset by lower depreciation relating to the sale of the European car leasing operation in 1995, and a reduction in depreciation of $12.0 million in 1995 due to changes made effective July 1, 1994 increasing certain lives being used to compute the provision for depreciation to reflect changes in the estimated residual values to be realized when the equipment is sold. Selling, general and administrative expense increased primarily due to higher advertising and sales promotion costs and changes in foreign exchange rates. The increase in interest expense was primarily due to higher debt levels and interest rates in 1995, partly offset by higher interest income in 1995 and $8.6 million included in 1994 relating to interest receivable from Park Ridge Limited Partnership which was not collected.


    The tax provision of $15 million in the first half of 1995 was lower than the tax provision of $19 million in the first half of 1994, primarily due to the lower income before income taxes in 1995. See Note 2 to the Notes to Condensed Consolidated
Financial Statements.

                  PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  (4) Instruments defining the rights of security holders, including indentures. During the quarter ended June 30, 1995, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

 (12) Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1995, and 1994.

 (27)  Financial Data Schedule for the six months ended June 30,
       1995.

(b) Reports on Form 8-K:

       The registrant filed a Form 8-K dated June 30, 1995 reporting under Items 5 and 7 thereof, instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 33-54183) filed by the registrant with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.


                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)



Date:  July 31, 1995           By:    /s/ William Sider
                                           William Sider
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer
                                    and duly authorized officer)

              SECURITIES AND EXCHANGE COMMISSION



                     WASHINGTON, D.C. 20549







                            EXHIBITS



                           filed with



                            FORM 10-Q



                      for the quarter ended



                          June 30, 1995



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                         EXHIBIT INDEX






Exhibit
  No.           Description                              Page No.


  12            Computation of Ratio of Earnings
                to Fixed Charges for the six months
                ended June 30, 1995 and 1994.             18



  27            Financial Data Schedule for the six
                months ended June 30, 1995.               19 - 20

                                                     EXHIBIT 12




             THE HERTZ CORPORATION AND SUBSIDIARIES
 CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited


                                                 Six Months
                                               Ended June 30,
                                              1995        1994

Income before income taxes                   $ 33,869   $ 44,481


Interest expense                              156,946    124,352


Portion of rent estimated to represent
  the interest factor                          40,134     43,590


Earnings before income taxes and fixed
  charges                                    $230,949   $212,423


Interest expense (including capitalized
  interest)                                  $157,481   $124,555


Portion of rent estimated to represent
  the interest factor                          40,134     43,590


Fixed charges                                $197,615   $168,145



Ratio of earnings to fixed charges                1.2        1.3