Form 10-Q
period 1995-10-31
HERTZ CORP
filed 1995-10-31
CIK 47129

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  September 30, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1995:
Common Stock, $1 par value - Class A, 200 shares; Class B, 51 shares; and Class C, 490 shares.

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

             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)

                        A  S  S  E  T  S

                                                Unaudited
                                           Sept. 30,   Dec. 31,
                                             1995        1994
CASH AND EQUIVALENTS                     $   134,075 $   99,749
RECEIVABLES, less allowance for
  doubtful accounts: 1995, $8,588;
  1994, $10,026                              820,604    641,595
DUE FROM AFFILIATES                          296,196    371,599
INVENTORIES, at lower of cost or market       17,077     35,092
PREPAID EXPENSES AND OTHER ASSETS (Note 1) 95,877 94,880 REVENUE EARNING VEHICLES AND OTHER
  EQUIPMENT, at cost, less accumulated
  depreciation: 1995 $471,848; 1994,
  $550,816                                 4,808,725  4,260,364
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation:
  1995, $479,200; 1994, $427,859             487,688    439,677
FRANCHISES, CONCESSIONS, CONTRACT COSTS
  AND LEASEHOLDS, net of amortization          6,457      6,708
COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization            552,611    571,182
                                          $7,219,310 $6,520,846
              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                          $  584,597 $  417,619
ACCRUED LIABILITIES                          480,228    517,879
ACCRUED TAXES                                 82,310     81,862
DEBT (Note 4)                              4,824,173  4,413,915
PUBLIC LIABILITY AND PROPERTY DAMAGE         321,880    304,328
DEFERRED TAXES ON INCOME                      83,300     49,300

SHAREHOLDERS' EQUITY:
  Preferred stock -
    Series A, 10% cumulative                 236,000    236,000
    Series B, various rates cumulative       249,900    249,900
  Common stock                                     1          1
  Additional capital paid-in                  59,008     59,008
  Reinvested earnings                        280,891    196,527
  Translation adjustment                      16,990     (5,271)
  Unrealized holding gains (losses) for
   available-for-sale securities (Note 1)         32       (222)
    Total shareholders' equity               842,822    735,943
                                          $7,219,310 $6,520,846


 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Three Months
                                            Ended September 30,
                                             1995        1994


REVENUES                                    $989,756    $958,189



EXPENSES:

  Direct operating                           460,693     477,994

  Depreciation of revenue earning
    equipment (Note 3)                       231,869     191,570


  Selling, general and administrative        103,124     104,574


  Interest, net of interest income
    of $6,727 and $1,440                      84,486      75,667

                                             880,172     849,805

INCOME BEFORE INCOME TAXES                   109,584     108,384


PROVISION FOR TAXES ON INCOME
  (Note 2)                                    44,492      46,902


NET INCOME                                  $ 65,092    $ 61,482









 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Nine Months
                                            Ended September 30,
                                             1995         1994


REVENUES                                  $2,583,990   $2,478,904



EXPENSES:

  Direct operating                         1,293,696    1,324,337

  Depreciation of revenue earning
    equipment (Note 3)                       610,596      513,193


  Selling, general and administrative        300,834      283,891

  Interest, net of interest income
    of $12,748 and $5,427                    235,411      204,618

                                           2,440,537    2,326,039

INCOME BEFORE INCOME TAXES                   143,453      152,865


PROVISION FOR TAXES ON INCOME
  (Note 2)                                    59,089       66,088


NET INCOME                                $   84,364   $   86,777











 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited

                                             Nine Months
                                          Ended September 30,
                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $    84,364  $    86,777

  Non-cash expenses:
    Depreciation of revenue earning
      equipment                           610,596      513,193
    Depreciation of property and
      equipment                            56,684       50,358
    Amortization of intangibles            14,327       14,514
    Provision for public liability
      and property damage                 111,762      143,193
    Provision for losses for doubtful
      accounts                              3,772        5,051
    Write-off of interest on Park Ridge
      Limited Partnership promissory
      note                                     -         8,586
    Deferred income taxes                  34,000       29,200

  Revenue earning equipment
    expenditures                       (5,979,585)  (5,184,006)

  Proceeds from sales of revenue
    earning equipment                   4,450,711    2,968,952

  Changes in assets and liabilities,
    net of effects from sale of the
    European car leasing and car
    dealership operations -
      Receivables                        (206,663)     (69,903)

      Due from affiliates                  75,403      124,989

      Inventories and prepaid expenses
        and other assets                  (12,575)      29,363

      Accounts payable                    308,767       82,365

      Accrued liabilities                  17,047       44,703

      Accrued taxes                        13,021       27,329

  Payments of public liability and
    property damage claims and expenses   (94,515)    (100,266)
      Net cash flows used for
        operating activities             (512,884)  (1,225,602)

 The accompanying notes are an integral part of this statement.



             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                               Nine Months
                                            Ended September 30,
                                             1995         1994
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures    $ (136,459) $  (117,531)
  Proceeds from sales of property and
    equipment                                24,174       27,775
  Available-for-sale securities -
    Purchases                                (3,356)      (5,998)
    Sales                                     3,745        3,242
  Proceeds from sale of the European car
    leasing and car dealership operations,
    net of cash and equivalents in 1995;
    and purchase of additional interest in
    a foreign subsidiary in 1994 (see
    supplemental disclosure below)           56,560       (2,044)

      Net cash flows used for investing
        activities                          (55,336)     (94,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                    320,016      454,116
  Repayment of long-term debt              (291,329)    (173,484)
  Short-term borrowings:
    Proceeds                                823,821      626,151
    Repayments                             (689,115)    (319,988)
    Ninety day term or less, net            439,084      898,968
  Payment for the redemption of
    common and preferred stock and
    related expenses                             -      (145,043)
      Net cash flows provided from
        financing activities                602,477    1,340,720

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
  ON CASH                                        69        3,110
NET INCREASE IN CASH AND EQUIVALENTS
  DURING THE PERIOD                          34,326       23,672
CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                       99,749       88,557
CASH AND EQUIVALENTS AT END OF PERIOD    $  134,075   $  112,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest (net of amount capitalized) $  248,091   $  194,644
    Income taxes                             26,505       18,995

   In connection with an acquisition made during the nine months ended September 30, 1994, liabilities assumed were $27 million.

The accompanying notes are an integral part of this statement.
             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Available-for-Sale Securities

    As of September 30, 1995, Prepaid Expenses and Other Assets in the condensed consolidated balance sheet include available-for-sale securities (in thousands): at fair value of $5,523 (cost $5,488). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with the following maturity dates for the twelve month period following September 30, 1995 (in thousands): fair value $283 (cost $297) in 1996; fair value $2,430 (cost $2,393) 1997 through 2000; fair value $2,810
(cost $2,798) 2001 through 2014. For the nine months ended September 30, 1995, proceeds of $3.7 million from the sale of available-for-sale securities were received, and a net gain of $64,100 was realized. At September 30, 1995, unrealized holding gains and losses, net of taxes, included in Shareholders' Equity were $82,145 and $50,620, respectively.

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

Note 3 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the
following (in thousands of dollars):
                                                 Unaudited
                                              1995         1994
Three months Ended September 30

Depreciation of revenue earning equipment   $212,578    $169,032
Less adjustment of depreciation upon
  disposal of the equipment                    5,813      (3,084)
Rents paid for vehicles leased                13,478      25,622

      Total                                 $231,869    $191,570

Nine months Ended September 30

Depreciation of revenue earning equipment   $544,145    $459,755
Less adjustment of depreciation upon
  disposal of the equipment                   10,653     (22,559)
Rents paid for vehicles leased                55,798      75,997

      Total                                 $610,596    $513,193

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note 3 - Depreciation of Revenue Earning Equipment (continued)



     Effective July 1, 1994, certain lives being used to compute the provision for depreciation of revenue earning equipment were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the nine months ended September 30, 1995 was decreased by $12.0 million.


     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 1995 and 1994 included net gains of $1.3 million and net losses of $.2 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; and net losses of $7.1 million and net gains of $3.3 million, respectively, in the car rental and car leasing operations.



     The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 1995 and 1994 included net gains of $1.4 million and $12.5 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; and net losses of $12.1 million and net gains of $10.1 million, respectively, in the car rental and car leasing operations.



     During the nine months ended September 30, 1995, the registrant purchased Ford Motor Company ("Ford") vehicles at a cost of approximately $3.5 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.2 billion.

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt

     Debt at September 30, 1995 and December 31, 1994 consists of the following (in thousands of dollars):
                                                 Unaudited
                                            Sept. 30,   Dec. 31,
                                              1995       1994

Notes payable, including commercial paper,
  average interest rate: 1995, 5.7%;
  1994, 6.0%                               $1,237,155 $1,018,443
Promissory notes, average interest rate:
  1995, 7.6%; 1994, 7.8%; (effective
  average interest rate: 1995, 7.7%; 1994,
  7.9%); net of unamortized discount:
  1995, $3,183; 1994, $3,254; due 1996
  to 2005                                   1,694,477  1,574,406
Swiss Franc bonds, fixed U.S. dollar
  obligation 11.1% (effective interest
  rate 9.7%); including unamortized
  premium: 1995, $33; 1994, $132; due
  1995                                         46,165     46,264
Property and equipment lease obligations,
  average interest rate: 1995, 8.2%; 1994
  8.7%; due 1995 to 1998                        4,240      6,847
Medium term notes, average interest rate:
  1995, 9.4%; 1994, 9.3%; (effective
  average interest rate: 1995, 9.4%; 1994,
  9.6%); net of unamortized discount:
  1994, $36; due 1996 to 1997                 119,175    188,389
Senior subordinated promissory notes,
  average interest rate 9.5% (effective
  average interest rate 9.6%); net of
  unamortized discount: 1995, $350; 1994,
  $461; due 1996 to 1998                      249,650    249,539
Junior subordinated promissory notes,
  average interest rate 6.9%; net of
  unamortized discount:  1995, $297;
  1994, $329; due 2000 to 2003                399,703    399,671
Subsidiaries' short-term debt in millions
  (1995, $1,033.0; 1994, $757.1) and other
  borrowings; average interest rate in
  domestic and foreign currencies: 1995,
  6.0%; 1994, 6.6%; including unamortized
  discount: 1995, $34; 1994, $47            1,073,608    930,356

      Total                                $4,824,173 $4,413,915

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Debt (continued)


  The aggregate amounts of maturities of debt for the twelve month periods following September 30, 1995 are as follows (in millions): 1996, $2,541.7 (including $2,270.2 of commercial paper and short-term borrowings); 1997, $214.9; 1998, $369.8; 1999,
$99.7; 2000, $499.7; after 2000, $1,098.4.

  At September 30, 1995, approximately $148 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.

  At September 30, 1995, the registrant had $268.9 million of outstanding loans from Ford.

  The registrant and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements are typically interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on interest-rate swap agreements is recognized as an adjustment to interest expense. The effect of these agreements is to make the registrant less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at September 30, 1995 of the swap agreements is to give the registrant an overall effective weighted-average rate on debt of 6.94%, with 38% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.89%, with 47% of debt subject to variable interest rates when not considering the swap agreements. At September 30, 1995, these agreements expressed in notional amounts aggregated (in millions) $397.2 swaps and $52.8 FRAs. Notional amounts are not reflective of the registrant's obligations under these agreements because the registrant is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The registrant's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At September 30, 1995, the fair value of all outstanding contracts, which is representative of the registrant's obligations under these contracts, assuming the contracts were terminated at that date, was a net payable of $2.1 million on the swaps and a net payable of $.2 million on the FRAs.

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 4 - Debt (continued)



This relates to notional principal (in millions) of $397.2 swaps maturing $4.9, $149.7, $226.6, $14.3 and $1.7 in 1995, 1996,
1997, 1998 and 1999, respectively; and of notional principal scheduled to start after September 30, 1995 (in millions) of $21.4 swaps maturing $1.5, $.7, $.4 and $18.8 in 1996, 1997, 1998 and 1999, respectively; and $32.0 FRAs maturing in 1996.





Note 5 - Sale of European Car Leasing and Car Dealership
Operations



    Effective January 1, 1995, the registrant sold its European car leasing and car dealership operations to Hertz Leasing International, Inc. ("HLI"), at an amount equal to its book value of approximately $61 million. HLI is wholly owned by Ford. In addition, except for Australia and New Zealand, Ford has received the worldwide rights (subject to certain existing license rights) to use and sublicense others to use the "Hertz" name in the conduct of motor vehicle leasing businesses, and a subsidiary of the registrant will receive a license fee from Ford payable over five years. The unaudited total assets as of December 31, 1994 and unaudited total revenues and net income for the year ended December 31, 1994 of the registrant's European car leasing and car dealership operations were (in millions) $482, $295 and $6, respectively. The registrant believes that this transaction will not have a material effect on its financial position or future operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.



Third Quarter 1995 vs. Third Quarter 1994


    Revenues in the third quarter of 1995 of $990 million increased by $32 million as compared to the third quarter of 1994. This increase was primarily attributable to increases in the car rental operations resulting from a greater number of transactions and changes in foreign exchange rates; and improvements in construction equipment rental and sales in the United States due to increased volume. These increases were partly offset by lower revenues in car leasing and car dealerships resulting from the sale of these operations in Europe effective January 1, 1995.


    Total expenses increased $30 million to $880 million in the third quarter of 1995 as compared to $850 million in the third quarter of 1994. Direct operating expense decreased principally due to lower expenses relating to the sale of the European car leasing and car dealership operations in 1995 and lower cost in the domestic car rental operations for public liability and property damage claims, partly offset by higher costs relating to the increase in the volume of business. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated, higher prices for automobiles, and lower net proceeds received on disposal of revenue earning equipment in excess of book value due to a softness in the domestic vehicle resale markets; these increases were partly offset by lower depreciation relating to the sale of the European car leasing operation in 1995. Selling, general and administrative expense decreased primarily due to lower advertising costs. The increase in interest expense was primarily due to higher debt levels and interest rates in 1995, partly offset by higher interest income in 1995.


    The tax provision of $44 million in the third quarter of 1995 was lower than the tax provision of $47 million in the third quarter of 1994, primarily due to a lower effective tax rate in 1995. See Note 2 to the Notes to Condensed Consolidated
Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).



Nine Months Ended September 30, 1995 vs.September 30, 1994


    Revenues in the nine months of 1995 of $2,584 million increased by $105 million as compared to the nine months of 1994. This increase was primarily attributable to gains in the car rental operations resulting from a greater number of transactions, rate increases and changes in foreign exchange rates; and improvements in construction equipment rental and sales due to increased volume. These increases were partly offset by lower revenues in car leasing and car dealerships resulting from the sale of these operations in Europe effective January 1, 1995.


    Total expenses increased $115 million to $2,441 million in the nine months of 1995 as compared to $2,326 million in the nine months of 1994. Direct operating expense decreased principally due to lower expenses relating to the sale of the European car leasing and car dealership operations in 1995 and lower costs in the domestic car rental operations for public liability and property damage claims, partly offset by higher costs relating to the increase in the volume of business. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated, higher prices for automobiles, and lower net proceeds received on disposal of revenue earning equipment in excess of book value due to a softness in the domestic vehicle resale markets; these increases were partly offset by lower depreciation relating to the sale of the European car leasing operation in 1995, and a reduction in depreciation of $12.0 million in 1995 due to changes made effective July 1, 1994 increasing certain lives being used to compute the provision for depreciation to reflect changes in the estimated residual values to be realized when the equipment is sold. Selling, general and administrative expense increased primarily due to higher advertising and sales promotion costs and changes in foreign exchange rates. The increase in interest expense was primarily due to higher debt levels and interest rates in 1995, partly offset by higher interest income in 1995 and $8.6 million included in 1994 relating to interest receivable from Park Ridge Limited Partnership which was not collected.


    The tax provision of $59 million in the nine months of 1995 was lower than the tax provision of $66 million in the nine months of 1994, primarily due to the lower income before income taxes and a lower effective tax rate in 1995. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

                   PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  (4) Instruments defining the rights of security holders, including indentures. During the quarter ended September 30, 1995, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

 (12) Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1995, and 1994.

 (27)  Financial Data Schedule for the nine months ended
       September 30, 1995.

(b) Reports on Form 8-K:

       The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1995.


                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)



Date:  October 31, 1995           By:    /s/ William Sider
                                             William Sider
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer
                                    and duly authorized officer)

              SECURITIES AND EXCHANGE COMMISSION



                     WASHINGTON, D.C. 20549







                            EXHIBITS



                           filed with



                            FORM 10-Q



                      for the quarter ended



                       September 30, 1995



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                         EXHIBIT INDEX






Exhibit
  No.           Description                              Page No.


  12            Computation of Ratio of Earnings
                to Fixed Charges for the nine months
                ended September 30, 1995 and 1994.        18



  27            Financial Data Schedule for the nine
                months ended September 30, 1995.          19 - 20

                                                     EXHIBIT 12




             THE HERTZ CORPORATION AND SUBSIDIARIES
 CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited


                                                Nine Months
                                             Ended September 30,
                                              1995        1994

Income before income taxes                   $143,453   $152,865


Interest expense                              248,159    201,459


Portion of rent estimated to represent
  the interest factor                          59,676     67,512


Earnings before income taxes and fixed
  charges                                    $451,288   $421,836


Interest expense (including capitalized
  interest)                                  $249,061   $201,812


Portion of rent estimated to represent
  the interest factor                          59,676     67,512


Fixed charges                                $308,737   $269,324



Ratio of earnings to fixed charges                1.5        1.6