Form 10-K
period 1995-12-31
HERTZ CORP
filed 1996-03-13
CIK 47129

                                  F O R M 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 1-7541

                              THE HERTZ CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                 13-1938568
    ------------------------              ------------------------------------
    (State of incorporation)              (I.R.S. Employer Identification No.)


225 Brae Boulevard, Park Ridge, New Jersey                        07656-0713
------------------------------------------                        ----------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  201-307-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
           Title of each class                         on which registered
--------------------------------------------------   -----------------------
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
                                      -----        -----
State the aggregate market value of the voting stock held by non-affiliates of the registrant: None (all of the voting stock of the registrant is owned by Ford Motor Company).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1995: Common Stock, $1 par value - Class A, 200 shares; Class B, 51 shares; and Class C, 490 shares.

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

                               Page 1 of 56 pages
                         The Exhibit Index is on page 50

                                     PART I

ITEM 1.  BUSINESS.

General

      The Hertz Corporation and its subsidiaries ("Hertz"), affiliates and independent licensees are engaged principally in the business of renting automobiles and renting and leasing trucks, without drivers, in the United States and in approximately 150 foreign countries. Collectively, they operate what the registrant believes is the largest rent a car business in the world and one of the largest one-way truck rental businesses in the United States. In addition, through its wholly-owned subsidiary, Hertz Equipment Rental Corporation, Hertz operates what it believes to be the largest rental, lease and sale of construction and materials handling equipment business in the United States. Other activities of Hertz include the sale of its used vehicles, the leasing of automobiles in Australia and New Zealand and in Europe through an affiliate; and providing claim management and telecommunication services in the United States.

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

      Rent a car facilities are operated at virtually all major airports and at downtown locations in major cities in the United States. Hertz estimates that airport revenues accounted for approximately 90% of its rent a car revenues in the United States in 1995. Arrangements are also in effect at hotels, motels and railroad terminals to facilitate car rentals at such locations.

      The foreign rent a car operations of Hertz that generated the highest volumes of business during 1995 are those conducted in France, Germany, the United Kingdom, Italy, Canada, Spain, Australia and Switzerland. These operations are conducted by wholly-owned subsidiaries of Hertz. In general, Hertz' foreign rent a car operations are conducted along lines similar to those of rent a car operations of Hertz in the United States. Hertz believes there are no unusual risks associated with its foreign operations.

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

      In 1995, the registrant through its subsidiary, H.I.R.E. Corp., started offering vehicle renting services principally in the insurance and auto repair replacement market, and is presently operating this business in two states.

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

      Effective January 1, 1995, the registrant sold its European car leasing and car dealership operations to Hertz Leasing International, Inc. ("HLI"), at an amount equal to its book value of approximately $61 million. HLI is wholly owned by Ford. In addition, except for Australia and New Zealand, Ford has received the worldwide rights (subject to certain existing license rights) to use and sublicense others to use the "Hertz" name in the conduct of motor vehicle leasing businesses, and has agreed to pay the registrant a license fee payable over five years. The registrant believes that this transaction will not have a material effect on its financial position or future operations.

Other Operations

      Through its subsidiary HCM Claim Management Corporation ("HCM"), Hertz provides a claim administration service to numerous customers, which includes investigating, evaluating, negotiating and disposing of a wide variety of claims including third-party, first-party, bodily injury, property damage, general liability, product liability and workers' compensation claims, but does not include underwriting of risks. In 1992, HCM became the claims administrator for workers' compensation claims of the registrant, which are underwritten by an outside insurance carrier, and also became the administrator for the registrant's medical, dental and other employee health related benefit plans. HCM provides these services throughout the United States and its operations have been profitable.

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

      Provisions for public liability and property damage on self-insured domestic claims and reinsured foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 1995, this liability was estimated at $312 million for combined domestic and foreign operations.

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

Vehicle Acquisition and Disposition

      Hertz believes it is the largest single private purchaser of new vehicles in the United States. The acquisition and disposition of vehicles are, thus, important activities for Hertz and have a significant impact on profitability. Hertz obtains, subject to availability, a majority of its cars pursuant to various fleet programs established by original equipment manufacturers ("OEMs"). Such vehicles are deemed "nonrisk" because Hertz is able to return these vehicles to the OEMs at pre-established prices and time frames. In 1995, in Hertz' domestic and foreign operations, approximately 90% of the vehicles in the fleet were "nonrisk". Hertz disposes of "at risk" vehicles, whereby Hertz bears the economic risk of their eventual disposal, through wholesalers and miscellaneous other channels such as auctions. Over the years, the dynamics of the new and used car markets have had a negative impact on Hertz' sales efforts and Hertz has responded by purchasing fewer risk vehicles and by refining the vehicle mix of its fleet. Upon the sale of a vehicle, the difference between the net proceeds from sale and the remaining book value is recorded as an adjustment to depreciation in the period when sold (see Note 7 of the Notes to Consolidated Financial Statements included in this Report.)

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

      The establishment and operations of all licensees are financed independently by the licensee with Hertz having no investment interest in the licensee (except for two foreign licensees) or in the licensee's fleet. Licenses outside the United States are granted by International, with the consent of System. Initial license fees or the price for the sale to a licensee of a corporate location may be payable over a term of several years. New licenses continue to be issued and in some cases licensee businesses are purchased by Hertz.

      Licensees are of importance since they enable Hertz to offer expanded national and international service and a broader "Rent it Here-Leave it There" program. License fees and other payments made by licensees do not contribute materially to Hertz' income.

Employees

      On December 31, 1995, Hertz employed approximately 19,500 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 4,500 employees in the United States are presently in effect with 96 local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts which cover approximately 1,500 of these employees will expire during 1996. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans, and an income savings plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Hertz has had no work stoppage as a result of labor problems during the last 10 years that has materially affected its operations. Hertz believes its labor relations to be good.

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

ITEM 3.  LEGAL PROCEEDINGS.

      Various legal actions, governmental investigations and proceedings, and claims are pending or may be instituted or asserted in the future against the registrant and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is reasonably possible that certain of the actions, investigations or proceedings could be decided unfavorably to the registrant or the subsidiary involved. Although the amount of liability at December 31, 1995 with respect to these matters cannot be ascertained, such liability could approximate up to $1 million (net of income tax benefits), and the registrant believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the registrant.

      On January 9, 1995, Newark International Airport, in Newark, N.J., suffered an electrical outage that caused significant operational problems for one day due to a construction accident that occurred on the registrant's property. A subcontractor of the registrant was involved in this accident. The registrant believes that it has adequate defenses, indemnities and insurance coverage against existing and anticipated litigation.

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

ITEM 6.  SELECTED FINANCIAL DATA.

      Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

1995 vs. 1994

      Revenues in 1995 of $3,401 million increased by $106 million as compared to 1994. This increase was primarily attributable to gains in the car rental operations resulting from a greater number of transactions, rate increases and changes in foreign exchange rates; and improvements in construction equipment rental and sales due to increased volume resulting from the opening of new locations and increased activity in construction and industrial related markets. These increases were partly offset by lower revenues in car leasing and car dealerships resulting from the sale of these operations in Europe effective January 1, 1995.

      Total expenses increased $97 million to $3,228 million in 1995 as compared to $3,131 million in 1994. Direct operating expense decreased in amount and as a percent of revenues principally due to lower expenses relating to the sales of the European car leasing and car dealership operations in 1995 and lower costs in the domestic car rental operations for public liability and property damage claims, partly offset by higher costs relating to the increase in the volume of business. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated, higher prices for automobiles, and lower net proceeds received on disposal of revenue earning equipment in excess of book value due to a softness in the domestic vehicle resale markets; these increases were partly offset by lower depreciation relating to the sale of the European car leasing operation in 1995, and a reduction in depreciation of $12.0 million in 1995 due to changes made effective July 1, 1994 increasing certain lives being used to compute the provision for depreciation to reflect changes in the estimated residual values to be realized when the equipment is sold. Selling, general and administrative expense increased primarily due to higher advertising and sales promotion costs and changes in foreign exchange rates. The increase in interest expense was primarily due to higher debt levels and interest rates in 1995, partly offset by higher interest income in 1995 and $8.6 million included in 1994 relating to interest receivable from Park Ridge Limited Partnership which was not collected.

      The tax provision of $67 million in 1995 was lower than the tax provision of $72 million in 1994, primarily due to a lower effective tax rate in 1995. See Notes 1 and 8 of the Notes to Consolidated Financial Statements included in this Report.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Consolidated Balance Sheet of the registrant at December 31, 1995 and 1994, and the related Consolidated Statement of Income and Reinvested Earnings and Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993, and other financial statement schedules are set forth under Item 14 hereof.

      Selected quarterly data for each quarter of the years 1995 and 1994 is set forth in Note 12 of the Notes to Consolidated Financial Statements included in this Report.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                                               Page
                                                                                                               -----
(a)      1. Financial Statements:

                 (i)  The Hertz Corporation and Subsidiaries -

                               Reports of Independent Public Accountants                                       18-19

                               Consolidated Balance Sheet at December 31, 1995
                                   and 1994                                                                    20-21

                               Consolidated Statement of Income and Reinvested
                                   Earnings for the years ended December 31, 1995,
                                   1994 and 1993                                                                 22

                               Consolidated Statement of Cash Flows
                                   for the years ended December 31, 1995, 1994
                                   and 1993                                                                    23-24

                               Notes to Consolidated Financial Statements                                      25-47

         2. Financial Statement Schedules:

                 (i)  The Hertz Corporation and Subsidiaries -

                               Schedule II - Valuation and qualifying accounts
                                   for the years ended December 31, 1995, 1994
                                   and 1993                                                                      48

         3. Exhibits:

                 (3)  Articles of Incorporation and By-Laws.

                          (i) Restated Certificate of Incorporation of The Hertz Corporation -- incorporated herein by reference to Exhibit (3)(i) to the registrant's report on Form 8-K dated July 20, 1993 (File No. 1-7541).

                         (ii)   Certificate of Amendment of Restated
                                Certificate of Incorporation of The Hertz
                                Corporation filed with the Secretary of State of Delaware on April 28, 1994 -- incorporated by reference to Exhibit (3)(ii) to the registrant's report on Form 10-K dated March 13, 1995 (File No. 1-7541).

                        (iii)   Certificate of Amendment of Restated
                                Certificate of Incorporation of The Hertz
                                Corporation filed with the Secretary of State of Delaware on December 18, 1995.

                         (iv) By-Laws of The Hertz Corporation adopted by its Board of Directors on July 19, 1993 -- incorporated by reference to Exhibit (3)(ii) to the registrant's report on Form 8-K dated July 20, 1993 (File No. 1-7541).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued).

     3.  Exhibits (continued):

            (4) Instruments defining the rights of security holders, including indentures.

                      (iii) At December 31, 1995, Hertz had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

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

                                  (e)   Employment agreement with Daniel I.
                                        Kaplan dated February 17, 1995,
                                        incorporated by reference to Exhibit
                                        (10)(iii) (A)(e) to the registrant's
                                        report on Form 10-K dated March 13, 1995
                                        (File No. 1-7541).

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

                                  (g)   Executive Incentive Compensation Plan,
                                        incorporated by reference to Exhibit
                                        (10)(iii)(A)(g) to the registrant's
                                        report on Form 10-K dated March 13, 1995
                                        (File No. 1-7541).

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued).

    3.   Exhibits (continued):

         (12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 1995.

         (21) Subsidiaries of the registrant. Listing of subsidiaries of the registrant at December 31, 1995.

         (23) Consents of experts and counsel. Consent to the incorporation by reference of report of independent public accountants in previously filed registration statements under the Securities Act of 1933.

         (27) Consolidated Financial Data Schedule for the year ended December 31, 1995.

(b)      Reports on Form 8-K:

         The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1995.

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

                                           THE HERTZ CORPORATION
                                                  (Registrant)

                                           By:  /s/ William Sider
                                               ---------------------------------
                                               William Sider
                                               Executive Vice President and
                                               Chief Financial Officer
                                               March 13, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the indicated capacities, on March 13, 1996.

 /s/ Frank A. Olson                       /s/ Craig R. Koch
---------------------------------        --------------------------------------
Frank A. Olson                           Craig R. Koch
Chairman of the Board, Chief             President, Chief Operating Officer and
Executive Officer and Director           Director
(Principal Executive Officer)

 /s/ William Sider                        /s/ Leo A. Massad, Jr.
---------------------------------        --------------------------------------
William Sider                            Leo A. Massad, Jr.
Executive Vice President, Chief          Staff Vice President and Controller
Financial Officer and Director           (Principal Accounting Officer)
(Principal Financial Officer)

 /s/ Malcolm S. Macdonald                 /s/ David N. McCammon
---------------------------------        --------------------------------------
Malcolm S. Macdonald                     David N. McCammon
Assistant Treasurer and Director         Director

 /s/ Peter J. Pestillo
---------------------------------
Peter J. Pestillo
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Hertz Corporation:

     We have audited the accompanying consolidated balance sheet of The Hertz Corporation (a Delaware corporation and wholly-owned subsidiary of Ford Motor Company) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and reinvested earnings and cash flows and the financial statement schedule listed in Item 14(a)2(i) for each of the two years ended December 31, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hertz Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two years ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
January 26, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Hertz Corporation:

     We have audited the accompanying consolidated statements of income and reinvested earnings and cash flows of The Hertz Corporation (a Delaware corporation) and subsidiaries for the year ended December 31, 1993. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of The Hertz Corporation and subsidiaries and their cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2(i) for the year ended December 31, 1993, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                            ARTHUR ANDERSEN LLP

New York, New York
February 7, 1994

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)


                                     ASSETS

                                                                                            December 31,
                                                                                  -------------------------------
                                                                                     1995                 1994
                                                                                  ----------           ----------
CASH AND EQUIVALENTS (Note 13)                                                    $  137,257           $   99,749


RECEIVABLES, less allowance for doubtful accounts
  of $7,985 (1994 - $10,026) (Schedule II)                                           789,801              641,595


DUE FROM AFFILIATES (Notes 1, 7 and 14)                                              407,442              371,599


INVENTORIES, at lower of cost or market                                               17,930               35,092


PREPAID EXPENSES AND OTHER ASSETS (Note 4)                                            83,345               94,880


REVENUE EARNING EQUIPMENT, at cost (Notes 5 and 7):
  Vehicles                                                                         3,951,351            4,257,835
    Less accumulated depreciation                                                   (324,193)            (403,476)
  Other equipment                                                                    705,084              553,345
    Less accumulated depreciation                                                   (162,073)            (147,340)
                                                                                  ----------           ----------

        Total revenue earning equipment                                            4,170,169            4,260,364
                                                                                  ----------           ----------


PROPERTY AND EQUIPMENT, at cost:
  Land, buildings and leasehold improvements                                         473,930              416,477

  Service equipment                                                                  507,640              451,059
                                                                                  ----------           ----------
                                                                                     981,570              867,536

    Less accumulated depreciation                                                   (485,680)            (427,859)
                                                                                  ----------           ----------

      Total property and equipment                                                   495,890              439,677
                                                                                  ----------           ----------

FRANCHISES, CONCESSIONS, CONTRACT COSTS AND
  LEASEHOLDS, net of amortization                                                      7,722                6,708


COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization (Note 5)                                           547,074              571,182
                                                                                  ----------           ----------

                                                                                  $6,656,630           $6,520,846
                                                                                  ==========           ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                           December 31,
                                                                                  -------------------------------
                                                                                     1995                 1994
                                                                                  ----------           ----------
ACCOUNTS PAYABLE (Note 7)                                                         $  585,663           $  417,619


ACCRUED SALARIES AND OTHER COMPENSATION                                              142,096              136,255


OTHER ACCRUED LIABILITIES                                                            330,923              381,624


ACCRUED TAXES                                                                         74,714               81,862


DEBT (Notes 2 and 13)                                                              4,297,484            4,413,915


PUBLIC LIABILITY AND PROPERTY DAMAGE (Schedule II)                                   311,669              304,328


DEFERRED TAXES ON INCOME (Note 8)                                                     77,800               49,300


COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 13)

SHAREHOLDERS' EQUITY (Note 2):
   Preferred stock --
       Series A, 10% cumulative                                                      236,000              236,000
       Series B, various rates cumulative                                            249,900              249,900

   Common stock, par value $1 per share, shares
      issued -- 200 Class A, 51 Class B
         and 490 Class C (Note 1)                                                          1                    1

  Additional capital paid-in (Note 1)                                                 59,008               59,008

  Reinvested earnings                                                                276,733              196,527

  Translation adjustment (Note 3)                                                     14,539               (5,271)

  Unrealized holding gains (losses) for
     available-for-sale securities (Note 4)                                              100                 (222)
                                                                                   ---------            ---------

    Total shareholders' equity                                                       836,281              735,943
                                                                                   ---------            ---------


                                                                                  $6,656,630           $6,520,846
                                                                                   =========            =========


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND REINVESTED EARNINGS
                            (IN THOUSANDS OF DOLLARS)

                                                                                   Years Ended December 31,
                                                                 ---------------------------------------------------------
                                                                    1995                    1994                    1993
                                                                 ----------              ----------             ----------
REVENUES:
  Car rental                                                     $2,883,164              $2,553,142             $2,155,612

  Construction equipment rental
     and sales                                                      332,328                 263,154                215,760

  Car leasing (Note 14)                                              35,548                 231,372                209,308

  Car dealerships, claim administration,
     etc. (Note 14)                                                 149,548                 246,733                274,187
                                                                 ----------              ----------             ----------

                                                                  3,400,588               3,294,401              2,854,867
                                                                 ----------              ----------             ----------

EXPENSES:
  Direct operating                                                1,724,791               1,766,228              1,647,104

  Depreciation of revenue earning
     equipment (Note 7)                                             803,862                 702,644                523,876

  Selling, general and administrative                               392,518                 385,470                336,037

  Interest, net of interest income of
     $16,798, $7,210 and $11,318 (Note 2)                           307,073                 277,228                245,400
                                                                 ----------              ----------             ----------

                                                                  3,228,244               3,131,570              2,752,417
                                                                 ----------              ----------             ----------

INCOME BEFORE INCOME TAXES                                          172,344                 162,831                102,450

PROVISION FOR TAXES ON INCOME (Note 8)                               67,138                  71,749                 49,022
                                                                 ----------              ----------             ----------

NET INCOME                                                          105,206                  91,082                 53,428

CASH DIVIDEND PAID TO FORD MOTOR
  COMPANY                                                           (25,000)                    -                      -

REINVESTED EARNINGS AT BEGINNING OF
  YEAR                                                              196,527                 105,445                 52,017
                                                                 ----------              ----------             ----------

REINVESTED EARNINGS AT END OF YEAR
  (Note 2)                                                       $  276,733              $  196,527             $  105,445
                                                                 ==========              ==========             ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                    Years Ended December 31,
                                                                       ---------------------------------------------------
                                                                           1995              1994                  1993
                                                                       -----------        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $   105,206        $    91,082          $    53,428
      Non-cash expenses:
         Depreciation of revenue earning
              equipment                                                    803,862            702,644              523,876

         Depreciation of property and equipment                             79,696             68,646               63,887

         Amortization of intangibles                                        19,978             19,401               19,365

         Provision for public liability and
           property damage                                                 134,926            159,049              147,387

         Provision for losses for doubtful
           accounts                                                          4,926              6,813                6,714

         Write-off of interest on Park Ridge
           Limited Partnership promissory note                                 -                8,586                  -

         Deferred income taxes                                              28,500              4,700                7,400

      Revenue earning equipment expenditures                            (7,255,250)        (6,873,281)          (4,845,084)


      Proceeds from sales of revenue earning
         equipment                                                       6,163,455          4,747,409            3,685,946


      Changes in assets and liabilities, net of effects from sale of the European car leasing and car dealership operations and purchases of various operations-

              Receivables                                                 (180,613)          (181,439)             138,782

              Due from affiliates                                           (35,843)          (43,087)            (300,564)

              Inventories and prepaid expenses
                 and other assets                                           (1,422)            30,463               20,864

              Accounts payable                                             311,498             70,001               (33,708)

              Accrued liabilities                                            9,785             74,633               57,383

              Accrued taxes                                                  6,067              6,656                6,424

      Payments of public liability and
         property damage claims and expenses                              (127,814)          (118,380)            (109,706)
                                                                       -----------        -----------          -----------

              Net cash flows provided from (used
                 for) operating activities                             $    66,957        $(1,226,104)         $  (557,606)
                                                                       -----------        -----------          -----------


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                        Years Ended December 31,
                                                                           -----------------------------------------------
                                                                               1995              1994               1993
                                                                           ----------         ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                                      $ (178,279)        $ (150,569)        $ (92,173)
  Proceeds from sales of property and
    equipment                                                                  34,148             35,839            36,116
  Available-for-sale securities -
    Purchases                                                                  (6,375)            (8,145)              -
    Sales                                                                       6,625              5,221               -
  Proceeds from sale of the European car
    leasing and car dealership operations,
    net of cash and equivalents in 1995; and
    purchases of various operations, net of
    cash acquired (see supplemental disclosures
    below)                                                                     56,560             (2,044)           (3,578)
                                                                           ----------         ----------         ---------
      Net cash flows used for investing
         activities                                                           (87,321)          (119,698)          (59,635)
                                                                           ----------         ----------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                    329,157            719,289           845,758
  Repayment of long-term debt                                                 (340,442)         (207,195)         (868,810)
  Short-term borrowings:
    Proceeds                                                                  984,870            736,430           698,261
    Repayments                                                               (945,283)          (614,439)         (504,703)
    Ninety day term or less, net                                               54,487            864,816           271,071
  Cash dividend paid to Ford Motor Company                                    (25,000)               -                 -
  Payment for the redemption of common and
    preferred stock and related expenses                                          -             (145,091)              -
                                                                           ----------         ----------         ---------
      Net cash flows provided from
         financing activities                                                  57,789          1,353,810           441,577
                                                                           ----------         ----------         ---------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
  ON CASH                                                                          83              3,184            (3,798)
                                                                           ----------         ----------         ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
  DURING THE YEAR                                                              37,508             11,192          (179,462)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                      99,749             88,557           268,019
                                                                           ----------         ----------         ---------

CASH AND EQUIVALENTS AT END OF YEAR                                        $  137,257         $   99,749         $  88,557
                                                                           ==========         ==========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for -
    Interest (net of amounts capitalized)                                  $  313,139         $  257,652         $ 240,316

    Income taxes                                                               33,775             36,341            11,221


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

      In March 1994, Ford Motor Company ("Ford") acquired the registrant's common stock owned by Commerzbank Aktiengesellschaft. On April 29, 1994, the registrant redeemed its preferred and common stock owned by AB Volvo for $145 million, borrowing the funds from Ford to pay for the redemption, and Ford purchased all of the common stock of the registrant owned by Park Ridge Limited Partnership ("Partnership"). This resulted in the registrant becoming a wholly-owned subsidiary of Ford. In addition, the $150 million subordinated promissory note of the registrant held by FMCC, was exchanged for $150 million of Series B Preferred Stock of the registrant, and a promissory note in the amount of $18.5 million, owed by the Partnership to the registrant was assumed by Ford ("Ford Note"). In connection with these transactions, notes payable were increased by $145 million, Series A Preferred Stock was reduced by $104 million, and additional capital paid-in was reduced by $41 million; interest expense was increased by $8.6 million and provision for taxes was decreased by $3.0 million; and subordinated promissory notes were reduced by $150 million and Series B Preferred Stock was increased by $150 million. The Ford Note is payable on demand, with interest payable quarterly on the outstanding principal balance at a fluctuating rate per annum equal to LIBOR (London Interbank Offered Rate). At December 31, 1995, the registrant's receivable relating to the Ford Note was $18.7 million and is included in Due From Affiliates in the consolidated balance sheet, and will be repaid in 1996.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

      As of December 31, 1995, 100% of the Common Stock of the registrant was owned by Ford and 100% of the outstanding Preferred Stock was owned by FMCC.

      The capital stock of the registrant authorized and issued as of December 31, 1995, 1994 and 1993 and the additional capital paid-in for the years ended December 31, 1994 and 1995 are set forth below. There were no changes to the capital stock and additional capital paid-in during 1993.

                                                                         Number of Shares
                                                   Par Value       ---------------------------
                                                   Per Share       Authorized           Issued              Amount
                                                   ---------       ----------           ------              ------
Series A Preferred Stock:
Balance December 31, 1993                            $100          4,500,000           3,400,000         $ 340,000,000

Redemption in 1994                                                     -              (1,040,000)         (104,000,000)
                                                                   ---------          -----------        -------------

Balance December 31, 1994 and 1995                   $100          4,500,000           2,360,000         $ 236,000,000
                                                     ====          =========           =========         =============

Series B Preferred Stock
Balance December 31, 1993                            $100          1,000,000             999,000         $  99,900,000

Issued in exchange for subordinated
  promissory note in 1994                             100          1,500,000           1,500,000           150,000,000
                                                                   ---------          ----------         -------------

Balance December 31, 1994 and 1995                   $100          2,500,000           2,499,000         $ 249,900,000
                                                     ====          =========          ==========         =============


Class A Common Stock
Balance December 31, 1993, 1994
  and 1995                                           $  1                200                 200                 $ 200
                                                     ====          =========          ==========         =============

Class B Common Stock
Balance December 31, 1993                            $  1                800                 311                 $ 311

Redemption in 1994                                                        -                 (260)                 (260)
                                                                   ---------          ----------         -------------

Balance December 31, 1994 and 1995                   $  1                800                  51                 $  51
                                                     ====          =========          ==========         =============

Class C Common Stock
Balance December 31, 1993, 1994
  and 1995                                           $  1                800                 490                 $ 490
                                                     ====                ===                ====         =============

Additional Capital Paid-In
Balance December 31, 1993                                                                                $ 100,098,999

Redemption of common and preferred stock
  in excess of par value
  and related expenses in 1994                                                                             (41,091,049)
                                                                                                         -------------

Balance December 31, 1994 and 1995                                                                       $  59,007,950
                                                                                                         =============

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (continued)

     The holders of the Series A Preferred Stock ("Series A Stock") and the Series B Preferred Stock ("Series B Stock") are entitled, when, as and if declared by the Board of Directors of the registrant, to cumulative annual dividends, but payable only out of funds legally available therefor, compounded annually (if in arrears). The annual dividend rate through December 31, 1998 is 10% for the Series A Stock and at various rates which average 4.5% for the Series B Stock. Commencing January 1, 1999 the annual dividend rate for the Series A Stock and Series B Stock are subject to adjustment and are reset on an annual basis. The Series A Stock and the Series B Stock are redeemable by their terms at the option of the registrant at any time, and do not have any voting rights, except that the holders of the Series A Stock shall have the right to elect two directors in the event of default, and the holders of the Series B Stock will be granted voting rights in the event of significant and continuing net operating losses.

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

     Effective April 30, 1994, the registrant and its domestic subsidiaries are filing consolidated Federal income tax returns with Ford. The registrant and its domestic subsidiaries filed consolidated Federal income tax returns after December 31, 1987; prior to that, from September 1, 1985 to December 31, 1987 they were included in the consolidated Federal income tax return of UAL, and prior thereto in the consolidated Federal income tax return of RCA. Pursuant to arrangements with Ford, UAL and RCA, the registrant provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that if any items are subject to limitations in the registrant's consolidated return calculations, such as foreign tax credits, investment tax credits, capital losses and net operating losses, such limitations are determined on the basis of the entire Ford, UAL or RCA consolidated group, as appropriate. To the extent that items which would be subject to limitation at the registrant's consolidated return level are not limited in the Ford, UAL and RCA consolidated return, the registrant and its domestic subsidiaries receive credit for such items. The registrant and its subsidiaries account for investment tax credits under the flow-through method. As of December 31, 1995, U.S. income taxes have not been provided on $274 million in undistributed earnings of subsidiaries that have been or are intended to be permanently reinvested outside the United States or are expected to be remitted free of taxes.

     Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz' advertising programs in the United States and abroad which feature the Ford name or products. The amounts contributed by Ford for the years ended December 31, 1995, 1994 and 1993 were (in millions) $44.1, $42.0 and $40.3, respectively. This program will continue in the future.

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

     The American Institute of Certified Public Accountants issued in December 1993 Statement of Position No. 93-7, which requires, effective for financial statements for years beginning after June 15, 1994, that advertising costs be expensed in the periods in which those costs are incurred, or the first time the advertising takes place. Implementation of this statement did not have a material effect on Hertz' consolidated financial position, results of operations or cash flows.

     Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions. Certain amounts for prior periods have been reclassified to conform with 1995 presentations.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 - Debt

     Debt of the registrant and its subsidiaries (in thousands of dollars) consists of the following:

                                                                                                    December 31,
                                                                                         ----------------------------------
                                                                                            1995                    1994
                                                                                         ----------              ----------
     Notes payable, including commercial paper,
         average interest rate: 1995, 5.8%;
         1994, 6.0%                                                                      $1,036,215              $1,018,443

     Promissory notes, average interest rate:
         1995, 7.6%; 1994, 7.9%; (effective
         average interest rate:  1995, 7.7%; 1994,
         8.0%); net of unamortized discount: 1995,
         $3,019; 1994, $3,122; due 1996 to 2005                                           1,694,641               1,620,670

     Property and equipment lease obligations, average
         interest rate: 1995, 7.9%; 1994, 8.7%;
         due 1996 to 1998                                                                     3,572                   6,847

     Medium-term notes, average interest rate: 1995,
         9.4%; 1994, 9.3% (effective average interest
         rate: 1994, 9.6%); net of amortized discount,
         1994, $36; due 1996 to 1997                                                        119,175                 188,389

     Senior subordinated promissory notes,
         average interest rate 9.5% (effective average
         interest rate 9.6%); net of unamortized
         discount: 1995, $313; 1994, $461; due 1996
         to 1998                                                                            249,687                 249,539

     Junior subordinated promissory notes, average
         interest rate 6.9%; net of unamortized discount:
         1995, $286; 1994, $329; due 2000 to 2003                                           399,714                 399,671

     Subsidiaries' debt:
         Short-term borrowings -
              Banks, average interest rate: 1995, 6.0%;
                  1994, 6.5%, in foreign currencies                                         684,634                 693,020
              Commercial paper, average interest rate
                  5.8%, in foreign currencies                                                11,357                      -
              Others, average interest rate: 1995, 3.7%;
                  1994, 4.3%, in foreign currencies                                          51,200                  64,078

         Other borrowings, average interest rate: 1995,
               7.0%; 1994, 8.1%; in domestic and foreign
               currencies; net of unamortized discount:
               1995, $29; 1994, $47                                                          47,289                 173,258
                                                                                         ----------              ----------

         Total                                                                           $4,297,484              $4,413,915
                                                                                         ==========              ==========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2 - Debt (continued)

     The aggregate amounts of maturities of debt, in millions, are as follows:
1996, $2,013.1 (including $1,783.4 of commercial paper, demand and other short-term borrowings); 1997, $214.9; 1998, $371.6; 1999, $349.7; 2000, $249.7;
after 2000, $1,098.5.

     During the year ended December 31, 1995, short-term borrowings, in millions, were as follows: maximum amounts outstanding $1,853.8 commercial paper, $1,083.5 banks and $193.5 other; monthly average amounts outstanding $1,292.6 commercial paper (weighted average interest rate 6.1%), $828.2 banks (weighted average interest rate 6.4%) and $108.6 other (weighted average interest rate 4.3%).

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

     The net amortized discount charged to interest expense for the years ended December 31, 1995, 1994 and 1993 relating to debt and other liabilities was $.9 million, $1.3 million and $1.8 million, respectively. In addition, interest expense for the years 1995, 1994 and 1993 was reduced by $1.3 million, $1.6 million and $8.2 million, respectively, of interest income, relating to refunds of prior years' state, local and federal income taxes.

     In 1994, the registrant entered into the following two committed bank facilities with a group of twenty-nine commercial banks, which will be utilized to support commercial paper and other short-term borrowings in the aggregate amount of $1.75 billion: (i) five year credit agreement for $1 billion is committed until June 30, 2000. The termination date is automatically extended for an additional one-year period each June 30, unless the bank gives notice to the contrary. A commitment fee of .125% per annum is payable on the unused available credit; and (ii) 364-day credit agreement for $751 million, renewed in June 1995, is committed until June 27, 1996. A commitment fee of .065% per annum is payable on the unused available credit.

     The registrant also entered into a revolving loan agreement with Ford on June 8, 1994 under which the registrant may borrow from Ford from time to time up to $250 million outstanding at any one time. Obligations of the registrant under this agreement would rank pari passu with the registrant's senior debt securities. This agreement by its terms expires on June 30, 1999, on which date any amounts then outstanding thereunder are required to be repaid. A commitment fee of .125% per annum is payable on the unused available credit. In addition, at December 31, 1995, the registrant and a subsidiary had $268.9 million of outstanding loans from Ford.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2 - Debt (continued)

     Hertz had consolidated unused lines of credit subject to customary terms and conditions, which includes unused amounts under the three facilities indicated above, of approximately $2.8 billion at December 31, 1995.

     The terms of the registrant's loan agreements limit the payment of cash dividends. At December 31, 1995, approximately $158 million of consolidated shareholders' equity was free of such limitations.

Note 3 - Foreign Currency

     Foreign currency exchange gains and losses included in net income were net gains of $2.0 million, $1.2 million and $1.4 million for the years ended December 31, 1995, 1994 and 1993, respectively. The cumulative translation charge adjustment at December 31, 1992 was $12.5 million. The net translation credit adjustments were $19.8 million and $23.5 million for the years ended December 31, 1995 and 1994, respectively. The net translation charge adjustment was $16.3 million for the year ended December 31, 1993.

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

     As of December 31, 1995, Prepaid Expenses and Other Assets in the consolidated balance sheet include available-for-sale securities at fair value of $5.8 million (cost $5.7 million). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with the following maturity dates (in millions): fair value $.3 (cost $.3) in 1996; fair value $5.3 (cost $5.2) 1997 through 2001; fair value $.2 (cost $.2) 2002 through 2014. For the year ended December 31, 1995, proceeds of $6.6 million from the sale of available-for-sale securities were received, and a gross realized gain of $161,555 and gross realized loss of $56,647 were included in earnings. Actual cost was used in computing the realized gain and loss on the sale. For the year ended December 31, 1995, unrealized holding losses and unrealized holding gains, net of taxes, included in Shareholders' Equity were $26,000 and $126,000, respectively.

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

     On July 31, 1994, Axus, S.A., a car leasing company of the registrant which operates in various countries in Europe, acquired an additional interest in Locaplan S.A., a car leasing operation in France, increasing its ownership from 50% to 100%. The cost relating to this acquisition approximated $2.3 million, which exceeded the net assets acquired by approximately $2.2 million. Commencing in August 1994, the accounts of this operation have been included in the consolidated financial statements of the registrant, which did not have a material effect on the registrant's consolidated financial position or results of operations. These operations were sold by the registrant effective January 1, 1995 (see Note 14).

     In connection with the acquisition of the registrant by Park Ridge in December 1987 and UAL in August 1985, the excess of the purchase price over the consolidated equity of the registrant at the time of these purchases was $658.3 million. These costs are being amortized by the registrant over 40 years. The unamortized amount of such costs at December 31, 1995 was $517.8 million.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 - Pension and Income Savings Plans and Postretirement Benefit Plans

     The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan covering its domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S.") and amounts included in the consolidated balance sheet and statement of income (in millions of dollars):

                                            December 31, 1995   December 31, 1994
                                            -----------------   -----------------
                                             U.S.     Non-U.S.    U.S.   Non-U.S.
                                            ------    -------   ------   -------
Actuarial present value of accumulated
   benefit obligation -
      Vested                                $(62.6)   $(27.9)   $(47.0)   $(19.8)
      Nonvested                               (8.4)     (3.7)     (9.3)     (3.1)
                                            ------    ------    ------    ------

          Total                             $(71.0)   $(31.6)   $(56.3)   $(22.9)
                                            ======    ======    ======    ======

Actuarial present value of projected
     benefit obligation                     $(98.9)   $(37.3)   $(92.7)   $(31.8)
Plan assets at fair value                     90.4      25.5      68.8      22.8
                                            ------    ------    ------    ------
Projected benefit obligation in excess
     of plan assets                           (8.5)    (11.8)    (23.9)     (9.0)
Unrecognized net (gain) loss                 (14.2)      5.0       2.6       3.5
Prior service cost not yet recognized in
     net periodic pension cost                  .2      --          .3      --
Remaining unrecognized net obligation          1.3      --         1.9      --
                                            ------    ------    ------    ------

Pension liability included in the
     balance sheet                          $(21.2)    $(6.8)   $(19.1)    $(5.5)
                                            ======    ======    ======    ======


                                                     Years ended December 31,
                                      -----------------------------------------------------
                                            1995               1994              1993
                                      ----------------   ----------------   ---------------
                                       U.S.    Non-U.S.   U.S.    Non-U.S.   U.S.   Non-U.S.
                                      -----    -------   -----    -------   -----   -------
Service cost - benefits
  earned during the period            $ 5.3     $ 2.2    $ 6.4     $ 2.3    $ 6.3    $ 1.8
Interest cost on projected
  benefit obligation                    6.1       2.1      7.2       1.5      6.7      1.4
Return on assets:
  Actual (gain) loss                  (21.3)     (1.5)      .7      (1.5)    (7.5)    (1.1)
  Deferred gain (loss)                 15.4      --       (6.1)     --        2.8     --
Net amortization and deferral            .2        .1      1.8        .1      1.6       .1
                                      -----     -----    -----     -----    -----    -----
Net periodic pension cost
  included in the income statement    $ 5.7     $ 2.9    $10.0     $ 2.4    $ 9.9    $ 2.2
                                      =====     =====    =====     =====    =====    =====

     Significant assumptions used for the U.S. plan were as follows: weighted average discount rate of 7.0% at December 31, 1995, 8.25% during 1995 (7% during 1994 and 7-3/4% during 1993); 5.1% rate of increase in future compensation levels (5.5% for 1994 and 6.4% for 1993); and expected long-term rate of return on assets of 9%. Assumptions used for the Non-U.S. plans vary by country and are made in accordance with local conditions, but do not vary materially from those used in the U.S. plan. Plan assets consist principally of investments in stocks, government bonds and other fixed income securities.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 6 - Pension and Income Savings Plans and Postretirement Benefit Plans (continued)

     The provisions charged to income for the years ended December 31, 1995, 1994 and 1993 for all other pension plans were approximately (in millions) $6.1, $6.0 and $5.6, respectively.

     The provisions charged to income for the years ended December 31, 1995, 1994 and 1993 for the Hertz Income Savings Plan were approximately (in millions) $3.4, $3.0 and $2.6, respectively.

     The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis. The following sets forth the plans' status, reconciled with the amounts included in the consolidated balance sheet and statement of income (in millions):

                                                                             December 31,
                                                                        ---------------------
                                                                        1995             1994
                                                                        ----             ----
   Actuarial present value of accumulated benefit
      obligation -
         Retirees                                                       $1.7             $1.5
         Active employees eligible to retire                             3.0              2.3
         Other active employees                                          3.5              2.3
                                                                        ----             ----
              Total accumulated benefit obligation                       8.2              6.1
   Unrecognized net gain                                                  .3              2.1
                                                                        ----             ----
   Accrued liability included in the balance
     sheet                                                              $8.5             $8.2
                                                                        ====             ====


                                                                                   Years Ended December 31,
                                                                            ------------------------------------
                                                                            1995          1994             1993
                                                                            ----          ----             ----
     Benefits attributed to employees' service                              $ .2          $ .2             $ .3
     Interest on accumulated benefit obligation                               .5            .4               .5
     Amortization of net gain                                                (.1)          (.3)             (.1)
                                                                            ----          ----             ----
       Net periodic postretirement benefit cost                             $ .6          $ .3             $ .7
                                                                            ====          ====             ====


     The significant assumptions used for the postretirement benefit plans were as follows: weighted average discount rate of 7.25% at December 31, 1995, 8.75% during 1995 (7.5% in 1994 and 7.0% in 1993), 5.3% rate of increase in future compensation levels (5.5% in 1994 and 6.4% in 1993), 8.3% weighted average health care cost trend rate through 2000 (9% in 1994 and 10% in 1993), and 7.5% weighted average trend rate in ten years (8% in 1994 and 8.6% in 1993). Changing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $550,000, and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1995 by approximately $70,000.

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

     Under operating leases, aggregate minimum future rentals for vehicles leased at December 31, 1995 are receivable approximately as follows (in millions): $29 in 1996, $18 in 1997, $7 in 1998, and $1 in 1999. Vehicles under lease at December 31, 1995 which are owned by Hertz amounted to $80 million, net of accumulated depreciation of $22 million.

     The average holding periods of vehicles and other revenue earning equipment are as follows: car rental vehicles 5 to 8 months, car leasing vehicles 36 months, and other equipment 18 to 60 months. At December 31, 1995, the average ages of owned vehicles and other revenue earning equipment are as follows: car rental vehicles 5-1/2 months, car leasing vehicles 18 months, and other equipment 21 months. At December 31, 1995, approximately 15% of owned vehicles and all other revenue earning equipment were "at risk."

     Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                          Years Ended December 31,
                                                                 ------------------------------------------
                                                                   1995             1994             1993
                                                                 --------         --------         --------
     Depreciation of revenue earning equipment                   $753,999         $651,413         $461,708

     Adjustment of depreciation upon disposal
      of the equipment, which includes credits
      in 1993 resulting from valuing certain pre-
      acquisition assets on a net of tax basis                     (6,356)         (22,983)         (28,144)
     Rents paid for vehicles leased                                56,219           74,214           90,312
                                                                 --------         --------         --------

         Total                                                   $803,862         $702,644         $523,876
                                                                 ========         ========         ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 7 - Revenue Earning Equipment (continued)

     Effective July 1, 1994, certain lives being used to compute the provision for depreciation of revenue earning equipment were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the years 1995 and 1994 were decreased by $12.0 million and $9.6 million, respectively.

     The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 1995, 1994, and 1993 included (in millions) net gains of $13.8, $13.2 and $16.1, respectively, on the sale of equipment in the construction equipment rental operations in the United States; net losses of $7.5 and net gains of $9.8, and $7.9, respectively, in the car rental and car leasing operations; and in 1993, credits of $4.1 resulting from valuing pre-acquisition assets on a net of tax basis.

     As of December 31, 1995 and 1994, Ford owed Hertz $358.6 million and $352.9 million, respectively, in connection with various vehicle repurchase and warranty programs. As of December 31, 1995 and 1994, Hertz owed Ford $9.4 million and $41.4 million, respectively, (included under Accounts Payable in the consolidated balance sheet) in connection with vehicles purchased. These transactions were made and are being paid in the ordinary course of business.

     During the year ended December 31, 1995, the registrant purchased Ford vehicles at a cost of approximately $4.1 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $3.1 billion.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 8 - Taxes on Income

     The provision for taxes on income consists of the following (in thousands of dollars):

                                                  Years Ended December 31,
                                            ----------------------------------
                                              1995         1994         1993
                                            --------     --------     --------
     Current:
       Federal                              $ 10,381     $ 38,797     $ 15,717
       Foreign                                29,422       20,016       23,186
       State and local                        (1,165)       8,236        2,719
                                            --------     --------     --------

           Total current                      38,638       67,049       41,622
                                            --------     --------     --------

     Deferred:
       Federal                                35,577        2,027        8,094
       Foreign                               (11,577)        (127)      (5,594)
       State and local                         4,500        2,800        4,900
                                            --------     --------     --------

           Total deferred                     28,500        4,700        7,400
                                            --------     --------     --------

           Total provision                  $ 67,138     $ 71,749     $ 49,022
                                            ========     ========     ========

     The principal items in the deferred
tax provision (benefit) are as follows
(in thousands of dollars):

     Differences between tax and book
       depreciation                         $ 34,790     $  9,234     $ 33,259

     Accrued and prepaid expense
       deducted for tax purposes when
       paid or incurred                       13,671      (14,517)     (20,171)

     Tax operating loss utilized
       (carryforwards)                         1,507       (2,636)      (2,585)

     Federal alternative minimum tax
       credit utilized (carryforwards)       (10,217)       1,072       (8,123)

     Foreign tax credit carryforwards        (11,251)        --           --


     Investment tax credit utilized             --         11,547        5,020
                                            --------     --------     --------

       Total deferred provision             $ 28,500     $  4,700     $  7,400
                                            ========     ========     ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 8 - Taxes on Income (continued)

The principal items in the deferred tax liability at December 31, 1995 and 1994 are as follows (in thousands of dollars):

                                                                  1995                     1994
                                                                ---------                --------
     Differences between tax and book
       depreciation                                             $ 245,192                $210,402

     Accrued and prepaid expense
       deducted for tax purposes when
       paid or incurred                                          (109,099)               (122,770)

     Tax operating loss carryforwards                              (5,409)                 (6,916)

     Foreign tax credit carryforwards                             (11,251)                     -

     Federal alternative minimum tax
       credit carryforwards                                       (41,633)                (31,416)
                                                                ---------                --------


           Total                                                $  77,800                $ 49,300
                                                                =========                ========


     The tax operating loss carryforwards at December 31, 1995 of $5.4 million relate to certain foreign operations and have no expiration dates. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized.

     As of December 31, 1995, the alternative minimum tax credit carryforwards of $41.6 million (which has no expiration date) will be utilized upon reversal of timing differences and against future taxable income.

     As of December 31, 1995, the foreign tax credit carryforwards of $11.3 million ($.3 million will expire in 1999 and $11.0 million in 2000) is anticipated to be utilized through the consolidated Federal income tax returns filed with Ford.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 - Taxes on Income (continued)

     The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

                                                                                         Years Ended December 31,
                                                                                    ----------------------------------
                                                                                      1995         1994         1993
                                                                                    --------     --------     --------
     Computed tax at statutory rate                                                 $ 60,320     $ 56,991     $ 35,858

     State and local income taxes, net
         of Federal income tax benefit                                                 2,168        7,173        4,953

     Tax effect on the amortization of the
       cost in excess of the registrant's net
       assets acquired by Park Ridge and UAL                                           5,764        5,760        5,737

     Adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the registrant and its former parent
         companies, UAL and RCA                                                         --         (1,511)      (1,983)

     Provision relating to the increase in net deferred
         tax liabilities as of January 1, 1993 due to
         changes in tax laws enacted in August 1993                                     --           --          1,137

     Income taxes on foreign earnings at effective rates different from the U.S.
         statutory rate, including the anticipated realization of certain foreign tax benefits and the effect of subsidiaries' gains and losses and exchange adjustments with no tax
         effect                                                                       (3,890)       1,987        1,883

     All other items, net, none of which
         exceeded 5% of computed tax                                                   2,776        1,349        1,437
                                                                                    --------     --------     --------


              Total provision                                                       $ 67,138     $ 71,749     $ 49,022
                                                                                    ========     ========     ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 - Lease and Concession Agreements

     Hertz has various concession agreements which provide for payment of rents and a percentage of revenue with a guaranteed minimum and real estate leases under which the following amounts were expensed (in thousands of dollars):


                                                                                 Years Ended December 31,
                                                                    --------------------------------------------------

                                                                      1995                 1994                 1993
                                                                    --------             --------             --------
     Rents                                                          $ 49,903             $ 50,066             $ 49,168
     Concession fees:
       Minimum fixed obligations                                     121,632              114,920              105,499
       Additional amounts, based on revenues                         121,461              107,685               89,792
                                                                    --------             --------             --------

          Total                                                     $292,996             $272,671             $244,459
                                                                    ========             ========             ========


     As of December 31, 1995 minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

                                                                          Rents                Concessions
                                                                          -----                -----------
         Years ended December 31,
              1996                                                      $ 41,937                 $95,476
              1997                                                        35,408                  69,652
              1998                                                        30,905                  48,706
              1999                                                        26,913                  32,824
              2000                                                        23,315                  18,271

         Years after 2000                                                144,832                  45,799


      In addition to the above, Hertz has various leases on vehicles and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

                                                                                 Years Ended December 31,
                                                                      -----------------------------------------------

                                                                        1995               1994                1993
                                                                      --------           --------            --------
         Vehicles                                                     $ 56,219           $ 74,214            $ 90,312
         Office and computer equipment                                  23,965             23,679              25,229
                                                                      --------           --------            --------

            Total                                                     $ 80,184           $ 97,893            $115,541
                                                                      ========           ========            ========


      As of December 31, 1995, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): office and computer equipment 1996, $5,771; 1997, $2,944; 1998, $498; 1999, $63; 2000, $27.

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

                                                               Years Ended December 31,
                                                              --------------------------

                                                               1995      1994      1993
                                                              ------    ------    ------
Operating Income (pretax income before interest):
    Car rental                                                $  356    $  353    $  307

    Construction equipment rental and sales                      123        87        41
                                                              ------    ------    ------


              Total                                           $  479    $  440    $  348
                                                              ======    ======    ======

Capital Expenditures (includes revenue earning equipment):
    Car rental                                                $7,144    $6,789    $4,783

    Construction equipment rental and sales                      290       235       154
                                                              ------    ------    ------

              Total                                           $7,434    $7,024    $4,937
                                                              ======    ======    ======


Depreciation and Amortization:
     Car rental                                               $  837    $  743    $  557

     Construction equipment rental and sales                      67        48        50
                                                              ------    ------    ------

              Total                                           $  904    $  791    $  607
                                                              ======    ======    ======


Identifiable Assets at December 31:
     Car rental                                               $5,993    $6,023    $4,321

     Construction equipment rental and sales                     664       498       367
                                                              ------    ------    ------

              Total                                           $6,657    $6,521    $4,688
                                                              ======    ======    ======

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 - Segment Information (continued)

     Hertz operates in the United States and in foreign countries. The operations within major geographic areas are summarized as follows (in millions of dollars):

                                              Years Ended December 31,
                                             --------------------------
                                              1995      1994      1993
                                              ----      ----      ----
Revenues

United States                                $2,510    $2,258    $1,932

Foreign operations (substantially Europe)       891     1,036       923
                                             ------    ------    ------

   Total                                     $3,401    $3,294    $2,855
                                             ======    ======    ======

Income Before Income Taxes

United States                                $   98    $   94    $   48

Foreign operations (substantially Europe)        74        69        54
                                             ------    ------    ------

   Total                                     $  172    $  163    $  102
                                             ======    ======    ======

Total Assets at End of Year

United States                                $4,971    $4,762    $3,447

Foreign operations (substantially Europe)     1,686     1,759     1,241
                                             ------    ------    ------

   Total                                     $6,657    $6,521    $4,688
                                             ======    ======    ======

Note 11 - Litigation

     Various legal actions, governmental investigations and proceedings, and claims are pending or may be instituted or asserted in the future against the registrant and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is reasonably possible that certain of the actions, investigations or proceedings could be decided unfavorably to the registrant or the subsidiary involved. Although the amount of liability at December 31, 1995 with respect to these matters cannot be ascertained, such liability could approximate up to $1 million (net of income tax benefits), and the registrant believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the registrant.

     On January 9, 1995, Newark International Airport, in Newark, N.J., suffered an electrical outage that caused significant operational problems for one day due to a construction accident that occurred on the registrant's property. A subcontractor of the registrant was involved in this accident. The registrant believes that it has adequate defenses, indemnities and insurance coverage against existing and anticipated litigation.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 - Quarterly Financial Information (Unaudited)

     A summary of the quarterly operating results during 1995 and 1994 were as follows (in thousands):

                                      Gross Profit    Income (Loss)
                                     (Pretax Income   Before Income      Net Income
                      Revenues      Before Interest)      Taxes            (Loss)
                     ----------     ---------------   -------------      ----------
1995

First quarter        $  735,679       $   69,705       $     (646)       $     (365)

Second quarter          858,555          115,089           34,515            19,637

Third quarter           989,756          194,070          109,584            65,092

Fourth quarter          816,598          100,553           28,891            20,842
                     ----------       ----------       ----------        ----------

  Total Year         $3,400,588       $  479,417       $  172,344        $  105,206
                     ==========       ==========       ==========        ==========

1994

First quarter        $  694,803       $   54,636       $   (1,886)       $   (1,066)

Second quarter          825,912          118,796           46,367            26,361

Third quarter           958,189          184,051          108,384            61,482

Fourth quarter          815,497           82,576            9,966             4,305
                     ----------       ----------       ----------        ----------

  Total Year         $3,294,401       $  440,059       $  162,831        $   91,082
                     ==========       ==========       ==========        ==========


Effective July 1, 1994, certain lives being used to compute the provision for depreciation of revenue earning equipment were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, pretax income before interest includes credit adjustments of $10.8 million in the first quarter of 1995 and $1.2 million in the second quarter of 1995 as a result of decreasing depreciation of revenue earning equipment.

The tax provision in the fourth quarter of 1995 includes $6.5 million credits relating to foreign taxes paid which is anticipated to be offset against U.S. income tax liabilities.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 - Financial Instruments and Commitments

   Financial instruments which potentially subject the registrant to concentrations of credit risk consist principally of cash equivalents and trade receivables. The registrant places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the registrant's customer base, and their dispersion across different businesses and geographic areas. As of December 31, 1995, the registrant had no significant concentration of credit risk.

     Cash and equivalents -- fair value approximates cost indicated on the balance sheet at December 31, 1995, because of the short-term maturity of these instruments.

     Debt -- fair value is estimated based on quoted market rates as well as borrowing rates currently available to the registrant for loans with similar terms and average maturities. Carrying value was used as fair value for borrowings with an initial maturity of 92 days or less. The fair value of all debt at December 31, 1995 approximated $4.4 billion compared to carrying value of $4.3 billion.

     Public Liability and Property Damage -- provisions for public liability and property damage on self-insured domestic claims and reinsured foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. These liabilities are anticipated to be paid in the future which range between one and five years. The present
(fair) value of these liabilities at December 31, 1995 approximates $284 million compared to carrying value of $312 million.

     The registrant and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the registrant less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at December 31, 1995 of the swap and FRA agreements is to give the registrant an overall effective weighted-average rate on debt of 6.94%, with 31% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.89%, with 42% of debt subject to variable interest rates when not considering the swap and FRA agreements. At December 31, 1995, these agreements expressed in notional amounts aggregated (in millions) $420.3 swaps, and FRAs in the amount of $31.7 which were settled in 1995. Notional amounts are not reflective of the registrant's obligations under these agreements because the registrant is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The registrant's exposure to any credit loss in the event of non-performance by the counterparties is further

                     THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 - Financial Instruments and Commitments (continued)

mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At December 31, 1995, the fair value of all outstanding contracts, which is representative of the registrant's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $4.8 million on the swaps. This relates to notional principal (in millions) of $420.3 swaps maturing $156.6, $233.8, $19.8 and $10.1 in 1996, 1997, 1998 and 1999, respectively; and of notional principal scheduled to start after December 31, 1995 of $13.4 swaps maturing $1.2, $.6, $.4 and $11.2 in 1996, 1997, 1998 and 1999, respectively.

Note 14 - Sale of European Car Leasing and Car Dealership Operations

     Effective January 1, 1995, the registrant sold its European car leasing and car dealership operations to Hertz Leasing International, Inc. ("HLI"), at an amount equal to its book value of approximately $61 million. HLI is wholly owned by Ford. In addition, except for Australia and New Zealand, Ford has received the worldwide rights (subject to certain existing license rights) to use and sublicense others to use the "Hertz" name in the conduct of motor vehicle leasing businesses, and has agreed to pay the registrant a license fee payable over five years -- $9.3 million was received for the year 1995. The unaudited total assets as of December 31, 1994 and unaudited total revenues and net income for the year ended December 31, 1994 of the registrant's European car leasing and car dealership operations were (in millions) $482, $295 and $6, respectively. The registrant believes that this transaction will not have a material effect on its financial position or future operations.

     At December 31, 1995, a foreign subsidiary of the registrant had $30.1 million loan receivables and related interest from foreign subsidiaries of HLI, which will be repaid in 1996 and 1997.

Note 15 - Impairment of Long-Lived Assets and Certain Identifiable Intangibles

     The registrant evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The registrant also considers projected future operating results, trends and other circumstances in making such estimates and evaluations.

     Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995. FAS 121 requires that, effective January 1, 1996, long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The effect of adopting FAS 121 is not expected to have a material effect on the registrant's consolidated financial position, results of operations or cash flows.

                                                                     SCHEDULE II

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (IN THOUSANDS OF DOLLARS)

                                            Additions             Deductions
                             Balance at      Charged      -------------------------          Balance
                             Beginning         to         Translation                        at End
                             of Year         Income       Adjustments        Other           of Year
                             ----------     ---------     -----------      --------          --------
1995

Allowance for doubtful
  accounts                   $ 10,026       $  4,926       $   (319)       $  7,286(a)       $  7,985
                             ========       ========       ========        ========          ========

Public liability and
  property damage            $304,328       $134,926       $   (229)       $127,814(b)       $311,669
                             ========       ========       ========        ========          ========

1994

Allowance for doubtful
  accounts                   $  6,862       $  6,813       $   (521)       $  4,170(a)       $ 10,026
                             ========       ========       ========        ========          ========

Public liability and
  property damage            $264,158       $159,049       $    403        $118,476(b)       $304,328
                             ========       ========       ========        ========          ========

1993

Allowance for doubtful
  accounts                   $  8,496       $  6,714       $    524        $  7,824(a)       $  6,862
                             ========       ========       ========        ========          ========

Public liability and
  property damage            $226,789       $147,387       $  1,076        $108,942(b)       $264,158
                             ========       ========       ========        ========          ========

     (a) Amounts written off, net of recoveries. The year 1995 includes $2 million, which represents the balance at December 31, 1994 relating to the European Car Leasing and Car Dealership operations sold by the registrant effective January 1, 1995.

     (b)  Payments of claims and expenses.

                                INDEX TO EXHIBITS
                                -----------------

 EXHIBIT
   NO.                                     DESCRIPTION
--------                --------------------------------------------------------
3(III)                  CERTIFICATE OF AMENDMENT OF RESTATED CERTIFICATE OF
                        INCORPORATION OF THE HERTZ CORPORATION FILED WITH THE
                        SECRETARY OF STATE OF DELAWARE ON DECEMBER 18, 1995.

12                      COMPUTATION OF CONSOLIDATED RATIO OF EARNINGS TO FIXED
                        CHARGES FOR EACH OF THE FIVE YEARS IN THE PERIOD ENDED
                        DECEMBER 31, 1995.



21                      LISTING OF SUBSIDIARIES OF THE REGISTRANT AT DECEMBER
                        31, 1995.



23                      CONSENT TO THE INCORPORATION BY REFERENCE OF REPORT OF
                        INDEPENDENT PUBLIC ACCOUNTANTS IN PREVIOUSLY FILED
                        REGISTRATION STATEMENTS UNDER THE SECURITIES ACT OF
                        1933.

27                      CONSOLIDATED FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED
                        DECEMBER 31, 1995.