Form 10-Q
period 1996-03-31
HERTZ CORP
filed 1996-04-30
CIK 47129

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  March 31, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1996:
Common Stock, $1 par value - Class A, 200 shares; Class B, 51 shares; and Class C, 490 shares.

                       Page 1 of 18 pages
                 The Exhibit Index is on page 15
                 PART I - FINANCIAL INFORMATION




ITEM l. FINANCIAL STATEMENTS.




                     INTRODUCTORY STATEMENT




    The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 1995, filed by the registrant with the Securities and Exchange Commission on March 13, 1996, has been followed in preparing the accompanying condensed consolidated financial statements.


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

             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)

                        A  S  S  E  T  S

                                                Unaudited
                                           March 31,   Dec. 31,
                                             1996        1995
CASH AND EQUIVALENTS                     $  140,157  $  137,257
RECEIVABLES, less allowance for
  doubtful accounts: 1996, $11,057;
  1995, $7,985                              727,775     789,801
DUE FROM AFFILIATES                         276,180     407,442
INVENTORIES, at lower of cost or market      17,095      17,930
PREPAID EXPENSES AND OTHER ASSETS (Note 1) 91,100 83,345 REVENUE EARNING VEHICLES AND OTHER
  EQUIPMENT, at cost, less accumulated
  depreciation: 1996 $459,990; 1995,
  $486,266                                4,961,177   4,170,169
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation:
  1996, $488,388; 1995, $485,680            509,669     495,890
FRANCHISES, CONCESSIONS, CONTRACT COSTS
  AND LEASEHOLDS, net of amortization         9,879       7,722
COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization           542,488     547,074
                                         $7,275,520  $6,656,630

              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                         $  569,438  $  585,663
ACCRUED LIABILITIES                         471,254     473,019
ACCRUED TAXES                                86,699      74,714
DEBT (Note 4)                             4,925,288   4,297,484
PUBLIC LIABILITY AND PROPERTY DAMAGE        305,456     311,669
DEFERRED TAXES ON INCOME                     77,200      77,800

SHAREHOLDERS' EQUITY:
  Preferred stock -
    Series A, 10% cumulative                236,000     236,000
    Series B, various rates cumulative      249,900     249,900
  Common stock                                    1           1
  Additional capital paid-in                 59,008      59,008
  Reinvested earnings                       285,521     276,733
  Translation adjustment                      9,867      14,539
  Unrealized holding (losses) gains for
   available-for-sale securities (Note 1)      (112)        100
    Total shareholders' equity              840,185     836,281
                                         $7,275,520  $6,656,630

 The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Three Months
                                              Ended March 31,
                                             1996        1995


REVENUES                                   $803,142     $735,679



EXPENSES:

  Direct operating                          423,819      400,395


  Depreciation of revenue earning
    equipment (Note 3)                      192,387      170,117


  Selling, general and administrative       104,449       95,462


  Interest, net of interest income
    of $2,758 and $2,542                     67,315       70,351

                                            787,970      736,325

INCOME (LOSS) BEFORE INCOME TAXES            15,172         (646)


PROVISION (BENEFIT) FOR TAXES ON INCOME
  (Note 2)                                    6,384         (281)

NET INCOME (LOSS)                          $  8,788     $   (365)










 The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                             Three Months
                                            Ended March 31,
                                           1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $   8,788    $    (365)

  Non-cash expenses:
    Depreciation of revenue earning
      equipment                           192,387      170,117
    Depreciation of property and
      equipment                            20,373       17,898
    Amortization of intangibles             4,789        4,777
    Provision for public liability
      and property damage                  26,494       30,709
    Provision for losses for doubtful
      accounts                              3,663        1,394
    Deferred income taxes                    (600)      (5,200)

  Revenue earning equipment
    expenditures                       (2,435,557)  (2,289,666)

  Proceeds from sales of revenue
    earning equipment                   1,446,966    1,508,501

  Changes in assets and liabilities,
    net of effects from sale in 1995
    of the European car leasing and
    car dealership operations -
      Receivables                          53,123     (132,879)

      Due from affiliates                 131,262       78,936

      Inventories and prepaid expenses
        and other assets                   (7,467)     (12,519)

      Accounts payable                    (13,683)     287,319

      Accrued liabilities                    (191)      (8,193)

      Accrued taxes                        12,252        8,045

  Payments of public liability and
    property damage claims and expenses   (32,712)     (29,986)

      Net cash flows used for
        operating activities             (590,113)    (371,112)

 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                               Three Months
                                               Ended March 31,
                                             1996         1995
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures      $(41,944)   $ (46,652)
  Proceeds from sales of property and
    equipment                                 2,483        8,680
  Available-for-sale securities -
    Purchases                                (2,619)         -
    Sales                                     2,687          110
  Purchases of various operations, and
    proceeds from sale in 1995 of the
    European car leasing and car dealership
    operations, net of cash & equivalents    (2,546)      56,560

      Net cash flows (used for) provided
        from investing activities           (41,939)      18,698

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                    149,401      170,112
  Repayment of long-term debt               (32,651)    (139,472)
  Short-term borrowings:
    Proceeds                                225,704      230,541
    Repayments                             (114,248)    (118,178)
    Ninety day term or less, net            406,821      242,047

      Net cash flows provided from
        financing activities                635,027      385,050

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                               (75)         293

NET INCREASE IN CASH AND EQUIVALENTS
  DURING THE PERIOD                           2,900       32,929

CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                      137,257       99,749

CASH AND EQUIVALENTS AT END OF PERIOD     $ 140,157    $ 132,678

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for -
    Interest (net of amount capitalized)  $  71,737    $  72,932
    Income taxes                              3,024        4,945


The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Available-for-Sale Securities



    As of March 31, 1996, Prepaid Expenses and Other Assets in the condensed consolidated balance sheet include available-for-sale securities at fair value of $5.5 million (cost $5.7 million). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with the following maturity dates for the twelve month period following March 31, 1996 (in millions): fair value $.2 (cost $.2) in 1997; fair value $3.4 (cost $3.5) 1998 through 2002; fair value $1.9 (cost $2.0) 2003 through 2014. For the three months ended March 31, 1996, proceeds of $2.7 million from the sale of available-for-sale securities were received, and net gains of $90,271 were realized. For the three months ended March 31, 1996, unrealized holding losses and unrealized holding gains, net of taxes, included in Shareholders' Equity were $135,000 and $23,000, respectively.




Note 2 - Taxes on Income



    The income tax provision (benefit) is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35% due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Depreciation of Revenue Earning Equipment



    Depreciation of revenue earning equipment includes the following (in thousands of dollars):
                                                 Unaudited
                                             Three Months Ended
                                                  March 31,
                                              1996         1995


Depreciation of revenue earning equipment  $196,606     $144,816

Less adjustment of depreciation upon
  disposal of the equipment                  (6,983)         343

Rents paid for vehicles leased                2,764       24,958

      Total                                $192,387     $170,117


     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 1996 and 1995 included net gains of $1.6 million and net losses of $1.1 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; and net gains of $5.4 million and $.8 million, respectively, in the car rental and car leasing operations.



     During the three months ended March 31, 1996, the registrant purchased Ford Motor Company ("Ford") vehicles at a cost of approximately $2.3 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $.8 billion.

                THE HERTZ CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt

Debt at March 31, 1996 and December 31, 1995 consists of the following (in thousands of dollars):
                                                   Unaudited
                                             March 31,    Dec. 31,
                                               1996         1995

Notes payable, including commercial paper,
  average interest rate: 1996, 5.3%;
  1995, 5.8%                                $1,520,448   $1,036,215

Promissory notes, average interest rate:
  1996, 7.48%; 1995, 7.62% (effective
  average interest rate:  1996, 7.54%; 1995,
  7.67%); net of unamortized discount:
  1996, $3,666; 1995, $3,019; due 1996
  to 2005                                    1,841,334    1,694,641

Property and equipment lease obligations,
  average interest rate:  1996, 7.5%; 1995,
  7.9%; due 1996 to 1998                         2,519        3,572

Medium term notes, average interest rate:
  1996, 9.3%; 1995, 9.4%; due 1996 to 1997      90,300      119,175

Senior subordinated promissory notes,
  average interest rate 9.5% (effective
  average interest rate 9.6%); net of
  unamortized discount: 1996, $275; 1995,
  $313; due 1996 to 1998                       249,725      249,687

Junior subordinated promissory notes,
  average interest rate 6.9%; net of
  unamortized discount:  1996, $276;
  1995, $286; due 2000 to 2003                 399,724      399,714

Subsidiaries' short-term debt, including
  commercial paper in millions (1996,
  $774.2; 1995, $747.2) and other
  borrowings; average interest rate in
  domestic and foreign currencies:  1996,
  5.0%; 1995, 5.9%; including unamortized
  discount:  1996, $28; 1995, $29              821,238      794,480

      Total                                 $4,925,288   $4,297,484

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt (continued)


    The aggregate amounts of maturities of debt for the twelve month periods following March 31, 1996 are as follows (in millions): 1997, $2,562.3 (including $2,294.6 of commercial paper and short-term borrowings); 1998, $395.8; 1999, $219.7; 2000,
$349.8; 2001, $299.1; after 2001, $1,098.6.

    At March 31, 1996, approximately $168 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.

    At March 31, 1996, the registrant and a subsidiary had $268.9 million of outstanding loans from Ford.

    The registrant and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the registrant less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at March 31, 1996 of the swap and FRA agreements is to give the registrant an overall effective weighted-average rate on debt of 6.6%, with 38% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.5%, with 47% of debt subject to variable interest rates when not considering the swap and FRA agreements. At March 31, 1996, these agreements expressed in notional amounts aggregated (in millions) $412.0 swaps, and FRAs in the amount of $31.2 which were settled in 1996. Notional amounts are not reflective of the registrant's obligations under these agreements because the registrant is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The registrant's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At March 31, 1996, the fair value of all outstanding contracts, which is representative of the registrant's obligations under these contracts, assuming the contracts were terminated at that date,

THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 4 - Debt (continued)


was approximately a net payable of $1.4 million. This relates to notional principal (in millions) of $412 swaps maturing $128.2, $235.4, $24.1, $24.0, $.2, and $.1 in 1996, 1997, 1998, 1999,
2000, and 2002, respectively; and of notional principal scheduled to start after March 31, 1996 of $1.9 swaps maturing $1.2 and $.7 in 1996 and 1997, respectively and $31.2 FRA's maturing in 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.




First Quarter 1996 vs. First Quarter 1995


    Revenues in the first quarter of 1996 of $803 million increased by $67 million as compared to the first quarter of 1995. This increase was primarily attributable to gains in the car rental operations resulting from a greater number of transactions and rate increases; and improvements in construction equipment rental and sales due to increased volume resulting from the opening of new locations and increased activity in construction and industrial related markets.


    Total expenses increased $52 million to $788 million in the first quarter of 1996 as compared to $736 million in the first quarter of 1995. Direct operating expense increased principally due to the higher volume of business, but is lower in 1996 as a percent of revenues due to more efficient fixed cost coverage. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and higher prices for automobiles; these increases were partly offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value due to improved market conditions. Selling, general and administrative expense increased primarily due to higher advertising, sales promotion and administrative costs. The decrease in interest expense was primarily due to lower interest rates in 1996, partly offset by higher debt levels in 1996.


    The tax provision of $6,384,000 in the first quarter of 1996 was unfavorable as compared to the tax benefit of $281,000 in the first quarter of 1995, primarily due to the higher income before income taxes in 1996 and changes in effective tax rates. See
Note 2 to the Notes to Condensed Consolidated Financial
Statements.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  (4) Instruments defining the rights of security holders, including indentures. During the quarter ended March 31, 1996, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

 (12) Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1996, and 1995.

 (27)  Financial Data Schedule for the three months ended March
       31, 1996.

(b) Reports on Form 8-K:

       The registrant filed Form 8-K dated January 30, 1996 reporting under Items 5 and 7 thereof, instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 33-54183) filed by the registrant with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.


                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)



Date: April 30, 1996         By:     /s/ William Sider
                                           William Sider
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer
                                    and duly authorized officer)

SECURITIES AND EXCHANGE COMMISSION



                     WASHINGTON, D.C. 20549







                            EXHIBITS



                           filed with



                            FORM 10-Q



                      for the quarter ended



                         March 31, 1996



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                         EXHIBIT INDEX






Exhibit
  No.          Description                               Page No.


  12           Computation of Ratio of Earnings
               to Fixed Charges for the three
               months ended March 31, 1996 and
               1995.                                      16




  27           Financial Data Schedule for the
               three months ended March 31, 1996.         17-18

                                                     EXHIBIT 12




             THE HERTZ CORPORATION AND SUBSIDIARIES
 CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited


                                                Three Months
                                               Ended March 31,
                                              1996        1995

Income (loss) before income taxes           $ 15,172     $  (646)


Interest expense                              70,073      72,893


Portion of rent estimated to represent
  the interest factor                         16,889      21,839


Earnings before income taxes and fixed
  charges (an additional $.8 million
  would have been required for 1995 to
  reflect a ratio of 1.0X)                  $102,134     $94,086


Interest expense (including capitalized
  interest)                                 $ 70,279     $73,039


Portion of rent estimated to represent
  the interest factor                         16,889      21,839


Fixed charges                               $ 87,168     $94,878



Ratio of earnings to fixed charges              1.17         .99