Form 10-Q
period 1996-07-29
HERTZ CORP
filed 1996-07-29
CIK 47129

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  June 30, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1996: Common
Stock, $1 par value - Class A, 200 shares; Class B, 51 shares;
and Class C, 490 shares.

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

             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)

                        A  S  S  E  T  S

                                                Unaudited
                                            June 30,   Dec. 31,
                                             1996        1995
CASH AND EQUIVALENTS                    $  146,420   $  137,257
RECEIVABLES, less allowance for
  doubtful accounts: 1996, $11,454;
  1995, $7,985                             711,557      789,801
DUE FROM AFFILIATES                        341,907      407,442
INVENTORIES, at lower of cost or market     16,957       17,930
PREPAID EXPENSES AND OTHER ASSETS (Note 1)  94,296       83,345
REVENUE EARNING VEHICLES AND OTHER
  EQUIPMENT, at cost, less accumulated
  depreciation: 1996 $493,087; 1995,
  $486,266                               5,685,938    4,170,169
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation:
  1996, $498,494; 1995, $485,680           529,794      495,890
FRANCHISES, CONCESSIONS, CONTRACT COSTS
  AND LEASEHOLDS, net of amortization
  (Note 5)                                   9,803        7,722
COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization
  (Note 5)                                 535,581      547,074
                                        $8,072,253   $6,656,630
              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                        $  646,723   $  585,663
ACCRUED LIABILITIES                        539,310      473,019
ACCRUED TAXES                               89,437       74,714
DEBT (Note 4)                            5,524,127    4,297,484
PUBLIC LIABILITY AND PROPERTY DAMAGE       303,444      311,669
DEFERRED TAXES ON INCOME                    94,000       77,800

SHAREHOLDERS' EQUITY:
  Preferred stock -
    Series A, 10% cumulative               236,000      236,000
    Series B, various rates cumulative     249,900      249,900
  Common stock                                   1            1
  Additional capital paid-in                59,008       59,008
  Reinvested earnings                      325,066      276,733
  Translation adjustment                     5,252       14,539
  Unrealized holding gains (losses) for
   available-for-sale securities (Note 1)      (15)         100
    Total shareholders' equity             875,212      836,281
                                        $8,072,253   $6,656,630


 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Three Months
                                              Ended June 30,
                                             1996        1995


REVENUES                                    $911,401    $858,555



EXPENSES:

  Direct operating                           437,214     432,608

  Depreciation of revenue earning
    equipment (Note 3)                       221,539     208,610


  Selling, general and administrative        108,388     102,248


  Interest, net of interest income
    of $2,359 and $3,479                      74,976      80,574

                                             842,117     824,040

INCOME BEFORE INCOME TAXES                    69,284      34,515


PROVISION FOR TAXES ON INCOME
  (Note 2)                                    29,739      14,878


NET INCOME                                  $ 39,545    $ 19,637









 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                                Six Months
                                              Ended June 30,
                                             1996         1995


REVENUES                                  $1,714,543   $1,594,234



EXPENSES:

  Direct operating                           861,033      833,003

  Depreciation of revenue earning
    equipment (Note 3)                       413,926      378,727


  Selling, general and administrative        212,837      197,710

  Interest, net of interest income
    of $5,117 and $6,021                     142,291      150,925

                                           1,630,087    1,560,365

INCOME BEFORE INCOME TAXES                    84,456       33,869


PROVISION FOR TAXES ON INCOME
  (Note 2)                                    36,123       14,597


NET INCOME                                $   48,333   $   19,272











 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited

                                              Six Months
                                            Ended June 30,
                                           1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $    48,333  $    19,272

  Non-cash expenses:
    Depreciation of revenue earning
      equipment                           413,926      378,727
    Depreciation of property and
      equipment                            42,038       37,262
    Amortization of intangibles             8,566        9,497
    Provision for public liability
      and property damage                  60,800       68,110
    Provision for losses for doubtful
      accounts                              6,118        2,292
    Deferred income taxes                  16,200        4,500

  Revenue earning equipment
    expenditures                       (4,792,476)  (4,659,215)

  Proceeds from sales of revenue
    earning equipment                   2,846,534    2,834,807

  Changes in assets and liabilities,
    net of effects from sale in 1996
    of certain claim administration
    service operations, and in 1995
    of the European car leasing and
    car dealership operations -
      Receivables                          58,500      (78,387)

      Due from affiliates                  65,535       12,621

      Inventories and prepaid expenses
        and other assets                  (12,363)     (24,048)

      Accounts payable                     65,877      220,736

      Accrued liabilities                  68,751       20,903

      Accrued taxes                        14,806          859

  Payments of public liability and
    property damage claims and expenses   (69,016)     (61,802)

      Net cash flows used for
        operating activities           (1,157,871)  (1,213,866)


 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                                Six Months
                                               Ended June 30,
                                             1996         1995
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures    $  (97,876)  $  (96,946)
  Proceeds from sales of property and
    equipment                                15,641       19,099
  Available-for-sale securities -
    Purchases                                (4,793)      (1,688)
    Sales                                     4,821        2,201
  Proceeds from sale in 1996 of certain
    claim administration service operations
    and in 1995 of the European car leasing
    and car dealership operations, net of
    cash and equivalents                     15,346       56,560
  Purchases of various operations            (6,054)        -
      Net cash flows used for investing
        activities                          (72,915)     (20,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                    149,841      319,805
  Repayment of long-term debt               (97,711)    (280,981)
  Short-term borrowings:
    Proceeds                                659,840      662,715
    Repayments                             (356,995)    (330,976)
    Ninety day term or less, net            885,109      884,369
      Net cash flows provided from
        financing activities              1,240,084    1,254,932

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                              (135)         213

NET INCREASE IN CASH AND EQUIVALENTS
  DURING THE PERIOD                           9,163       20,505

CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                      137,257       99,749

CASH AND EQUIVALENTS AT END OF PERIOD    $  146,420   $  120,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest (net of amount capitalized) $  137,911   $  153,384
    Income taxes                             16,582       19,902

  In connection with an acquisition made during 1996, liabilities assumed were $36 million.

The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Available-for-Sale Securities

    As of June 30, 1996, Prepaid Expenses and Other Assets in the condensed consolidated balance sheet include available-for-sale securities at fair value of $5,586 thousand (cost $5,603 thousand). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with the following maturity dates for the twelve month period following June 30, 1996 (in thousands): fair value $158 (cost $164) in 1997; fair value $4,510 (cost $4,494) 1998 through 2002; fair value $918 (cost $945) 2003 through 2014. For the six months ended June 30, 1996, proceeds of $4.8 million from the sale of available-for-sale securities were received, and net losses of $10,064 were realized. For the six months ended June 30, 1996, unrealized holding losses, and unrealized holding gains, net of taxes, included in Shareholders' Equity were $69,288 and $54,192, respectively.


Note 2 - Taxes on Income

    The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35% due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit.


Note 3 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                 Unaudited
                                              1996         1995
Three months Ended June 30

Depreciation of revenue earning equipment   $218,847    $186,751
Less adjustment of depreciation upon
  disposal of the equipment                      181       4,497
Rents paid for vehicles leased                 2,511      17,362

      Total                                 $221,539    $208,610

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note 3 - Depreciation of Revenue Earning Equipment (continued)

                                                 Unaudited
                                              1996         1995

Six months Ended June 30

Depreciation of revenue earning equipment  $415,453     $331,567
Less adjustment of depreciation upon
  disposal of the equipment                  (6,802)       4,840
Rents paid for vehicles leased                5,275       42,320

      Total                                $413,926     $378,727



    The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 1996 and 1995 included net losses of $1.2 million and net gains of $1.3 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; and net gains of $1.0 million and net losses of $5.8 million, respectively, in the car rental and car leasing operations.



    The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 1996 and 1995 included net gains of $.5 million and $.2 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; and net gains of $6.3 million and net losses of $5.0 million, respectively, in the car rental and car leasing operations.



    During the six months ended June 30, 1996, the registrant purchased Ford Motor Company ("Ford") vehicles at a cost of approximately $2.5 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.5 billion.

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt

     Debt at June 30, 1996 and December 31, 1995 consists of the following (in thousands of dollars):
                                                 Unaudited
                                            June 30,    Dec. 31,
                                              1996       1995

Notes payable, including commercial paper,
  average interest rate: 1996, 5.4%;
  1995, 5.8%                              $1,961,706   $1,036,215

Promissory notes, average interest rate:
  1996, 7.42%; 1995, 7.62%; (effective
  average interest rate: 1996, 7.48%; 1995,
  7.67%); net of unamortized discount:
  1996, $3,472; 1995, $3,019; due 1997
  to 2005                                  1,791,528    1,694,641

Property and equipment lease obligations,
  average interest rate: 1996, 7.5%; 1995
  7.9%; due 1996 to 1998                       2,509        3,572

Medium term notes, average interest rate:
  1996, 9.3%; 1995, 9.4%; due 1996 to 1997    75,300      119,175

Senior subordinated promissory notes,
  average interest rate 9.5% (effective
  average interest rate 9.6%); net of
  unamortized discount: 1996, $239; 1995,
  $313; due 1996 to 1998                     249,761      249,687

Junior subordinated promissory notes,
  average interest rate 6.9%; net of
  unamortized discount:  1996, $265;
  1995, $286; due 2000 to 2003               399,735      399,714

Subsidiaries' short-term debt, including
  commercial paper in millions (1996,
  $996.5; 1995, $747.2) and other
  borrowings; average interest rate in
  domestic and foreign currencies: 1996,
  5.2%; 1995, 5.9%; including unamortized
  discount: 1996, $26; 1995, $29           1,043,588      794,480

      Total                               $5,524,127   $4,297,484

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt (continued)


  The aggregate amounts of maturities of debt for the twelve month periods following June 30, 1996 are as follows (in millions): 1997, $3,180.8 (including $2,958.2 of commercial paper and short-term borrowings); 1998, $475.6; 1999, $120.1; 2000,
$349.8; 2001, $548.7; after 2001, $849.1.

  At June 30, 1996, approximately $195 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.

  At June 30, 1996, the registrant and a subsidiary had $268.9 million of outstanding loans from Ford.

  The registrant and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the registrant less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at June 30, 1996 of the swap and FRA agreements is to give the registrant an overall effective weighted-average rate on debt of 6.42%, with 47% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.37%, with 54% of debt subject to variable interest rates when not considering the swap and FRA agreements. At June 30, 1996, these agreements expressed in notional amounts aggregated (in millions) $357.5 swaps, and FRAs in the amount of $30.8 which were settled in 1996. Notional amounts are not reflective of the registrant's obligations under these agreements because the registrant is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The registrant's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At June 30, 1996, the fair value of all outstanding contracts, which is representative of the registrant's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $.3 million. This relates to notional principal

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 4 - Debt (continued)


(in millions) of $357.5 swaps maturing $27.8, $237.0, $63.8,
$27.6, $1.2 and $.1 in 1996, 1997, 1998, 1999, 2000 and 2002,
respectively; and of notional principal scheduled to start after June 30, 1996 of $.4 swaps maturing in 1996, and $15.4 FRA's maturing in 1997.



Note 5 - Purchases and Sales of Operations



    In June 1996, the registrant acquired all of the capital stock of a foreign licensee vehicle rental and leasing operation and the assets of a domestic car rental operation. In February 1996, the registrant acquired the assets of a domestic construction equipment rental and sales operation. The costs related to these acquisitions exceeded the net assets acquired by $6.1 million.



    In May 1996, the registrant sold certain of its claim administration service operations effective February 29, 1996, which included the administration of workers' compensation claims and other related services, and health related benefit claims. The net proceeds from the sale approximated $15.3 million, which exceeded its book value by approximately $3 million. The total assets of these operations at February 29, 1996 were $15.5 million and revenues for the year ended December 31, 1995 were $31.0 million, with negligible net income. Therefore, the registrant believes that this transaction will not have a material effect on its financial position or future operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.



Second Quarter 1996 vs. Second Quarter 1995


    Revenues in the second quarter of 1996 of $911 million increased by $53 million as compared to the second quarter of 1995. This increase was primarily attributable to increases in the car rental operations resulting from a greater number of transactions and rate increases; and improvements in construction equipment rental and sales due to increased volume resulting from the opening of new locations and increased activity in construction and industrial related markets. These increases were partly offset by lower revenues in the claim administration service operations, parts of which were sold effective February 29, 1996, and changes in foreign exchange rates.

    Total expenses increased $18 million to $842 million in the second quarter of 1996 as compared to $824 million in the second quarter of 1995. Direct operating expense increased principally due to the higher volume of business, but is lower in 1996 as a percent of revenues due to more efficient fixed cost coverage. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and higher prices for automobiles; these increases were partly offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value due to improved market conditions. Selling, general and administrative expense increased primarily due to higher administrative, advertising and sales promotion costs. The decrease in interest expense was primarily due to lower interest rates in 1996, partly offset by higher debt levels in 1996.


    The tax provision of $30 million in the second quarter of 1996 was higher than the tax provision of $15 million in the second quarter of 1995, primarily due to the higher income before income taxes in 1996. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).



First Half of 1996 vs. First Half of 1995


    Revenues in the first half of 1996 of $1,715 million increased by $120 million as compared to the first half of 1995. This increase was primarily attributable to gains in the car rental operations resulting from a greater number of transactions and rate increases; and improvements in construction equipment rental and sales due to increased volume resulting from the opening of new locations and increased activity in construction and industrial related markets. These increases were partly offset by lower revenues in the claim administration service operations, parts of which were sold effective February 29, 1996, and changes in foreign exchange rates.


    Total expenses increased $70 million to $1,630 million in the first half of 1996 as compared to $1,560 million in the first half of 1995. Direct operating expense increased principally due to the higher volume of business, but is lower in 1996 as a percent of revenues due to more efficient fixed cost coverage. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and higher prices for automobiles; these increases were partly offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value due to improved market conditions. Selling, general and administrative expense increased primarily due to higher administrative, advertising and sales promotion costs. The decrease in interest expense was primarily due to lower interest rates in 1996, partly offset by higher debt levels in 1996.


    The tax provision of $36 million in the first half of 1996 was higher than the tax provision of $15 million in the first half of 1995, primarily due to the higher income before income taxes in 1996. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

                  PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  (4) Instruments defining the rights of security holders, including indentures. During the quarter ended June 30, 1996, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

 (12) Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1996, and 1995.

 (27)  Financial Data Schedule for the six months ended June 30,
       1996.

(b) Reports on Form 8-K:

       The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.


                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)



Date:  July 29, 1996           By:    /s/ William Sider
                                           William Sider
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer
                                    and duly authorized officer)

              SECURITIES AND EXCHANGE COMMISSION



                     WASHINGTON, D.C. 20549







                            EXHIBITS



                           filed with



                            FORM 10-Q



                      for the quarter ended



                          June 30, 1996



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                         EXHIBIT INDEX






Exhibit
  No.           Description                              Page No.


  12            Computation of Ratio of Earnings
                to Fixed Charges for the six months
                ended June 30, 1996 and 1995.             18



  27            Financial Data Schedule for the six
                months ended June 30, 1996.               19 - 20

                                                     EXHIBIT 12




             THE HERTZ CORPORATION AND SUBSIDIARIES
 CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited


                                                 Six Months
                                               Ended June 30,
                                              1996        1995

Income before income taxes                   $ 84,456   $ 33,869


Interest expense                              147,408    156,946


Portion of rent estimated to represent
  the interest factor                          34,667     40,134


Earnings before income taxes and fixed
  charges                                    $266,531   $230,949


Interest expense (including capitalized
  interest)                                  $147,815   $157,481


Portion of rent estimated to represent
  the interest factor                          34,667     40,134


Fixed charges                                $182,482   $197,615



Ratio of earnings to fixed charges                1.5        1.2