Form 10-Q
period 1996-10-31
HERTZ CORP
filed 1996-10-31
CIK 47129

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  September 30, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1996:
Common Stock, $1 par value - Class A, 200 shares; Class B, 51 shares; and Class C, 490 shares.

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

             THE HERTZ CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)

                        A  S  S  E  T  S

                                                Unaudited
                                           Sept. 30,   Dec. 31,
                                             1996        1995
CASH AND EQUIVALENTS                    $  170,755   $  137,257
RECEIVABLES, less allowance for
  doubtful accounts: 1996, $12,414;
  1995, $7,985                             846,595      789,801
DUE FROM AFFILIATES                        209,490      407,442
INVENTORIES, at lower of cost or market     16,394       17,930
PREPAID EXPENSES AND OTHER ASSETS (Note 1)  88,531       83,345
REVENUE EARNING VEHICLES AND OTHER
  EQUIPMENT, at cost, less accumulated
  depreciation: 1996 $560,756; 1995,
  $486,266                               5,492,450    4,170,169
PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation:
  1996, $515,251; 1995, $485,680           526,372      495,890
FRANCHISES, CONCESSIONS, CONTRACT COSTS
  AND LEASEHOLDS, net of amortization
  (Note 5)                                  10,362        7,722
COST IN EXCESS OF NET ASSETS OF PURCHASED
  BUSINESSES, net of amortization
  (Note 5)                                 530,154      547,074
                                        $7,891,103   $6,656,630
              LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                        $  584,342   $  585,663
ACCRUED LIABILITIES                        561,877      473,019
ACCRUED TAXES                              132,067       74,714
DEBT (Note 4)                            5,234,201    4,297,484
PUBLIC LIABILITY AND PROPERTY DAMAGE       317,608      311,669
DEFERRED TAXES ON INCOME                   111,200       77,800

SHAREHOLDERS' EQUITY:
  Preferred stock -
    Series A, 10% cumulative               236,000      236,000
    Series B, various rates cumulative     249,900      249,900
  Common stock                                   1            1
  Additional capital paid-in                59,008       59,008
  Reinvested earnings                      399,274      276,733
  Translation adjustment                     5,719       14,539
  Unrealized holding gains (losses) for
   available-for-sale securities (Note 1)      (94)         100
    Total shareholders' equity             949,808      836,281
                                        $7,891,103   $6,656,630


 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                               Three Months
                                            Ended September 30,
                                             1996        1995


REVENUES                                  $1,060,028    $989,756



EXPENSES:

  Direct operating                           485,968     460,693


  Depreciation of revenue earning
    equipment (Note 3)                       246,006     231,869


  Selling, general and administrative        108,111     103,124


  Interest, net of interest income
    of $2,595 and $6,727                      81,694      84,486

                                             921,779     880,172

INCOME BEFORE INCOME TAXES                   138,249     109,584


PROVISION FOR TAXES ON INCOME
  (Note 2)                                    64,041      44,492


NET INCOME                                $   74,208    $ 65,092






 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)

                            Unaudited



                                                Nine Months
                                            Ended September 30,
                                             1996         1995


REVENUES                                  $2,774,571   $2,583,990



EXPENSES:

  Direct operating                         1,347,001    1,293,696


  Depreciation of revenue earning
    equipment (Note 3)                       659,932      610,596


  Selling, general and administrative        320,948      300,834


  Interest, net of interest income
    of $7,712 and $12,748                    223,985      235,411

                                           2,551,866    2,440,537

INCOME BEFORE INCOME TAXES                   222,705      143,453


PROVISION FOR TAXES ON INCOME
  (Note 2)                                   100,164       59,089


NET INCOME                                $  122,541   $   84,364








 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited

                                              Nine Months
                                         Ended September 30,
                                           1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $   122,541  $    84,364

  Non-cash expenses:
    Depreciation of revenue earning
      equipment                           659,932      610,596
    Depreciation of property and
      equipment                            63,537       56,684
    Amortization of intangibles            13,652       14,327
    Provision for public liability
      and property damage                 101,407      111,762
    Provision for losses for doubtful
      accounts                              9,152        3,772
    Deferred income taxes                  33,400       34,000

  Revenue earning equipment
    expenditures                       (6,571,460)  (5,979,585)

  Proceeds from sales of revenue
    earning equipment                   4,576,450    4,450,711

  Changes in assets and liabilities,
    net of effects from sale in 1996
    of certain claim administration
    service operations, and in 1995
    of the European car leasing and
    car dealership operations -
      Receivables                         (76,646)    (206,663)

      Due from affiliates                 197,952       75,403

      Inventories and prepaid expenses
        and other assets                   (5,933)     (12,575)

      Accounts payable                      2,149      308,767

      Accrued liabilities                  90,443       17,047

      Accrued taxes                        57,230       13,021

  Payments of public liability and
    property damage claims and expenses   (95,481)     (94,515)

      Net cash flows used for
        operating activities             (821,675)    (512,884)

 The accompanying notes are an integral part of this statement.

            THE HERTZ CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                               Nine Months
                                            Ended September 30,
                                             1996         1995
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures    $ (126,248)   $(136,459)
  Proceeds from sales of property and
    equipment                                25,968       24,174
  Available-for-sale securities -
    Purchases                                (5,443)      (3,356)
    Sales                                     5,462        3,745
  Proceeds from sale in 1996 of certain
    claim administration service operations
    and in 1995 of the European car leasing
    and car dealership operations, net of
    cash and equivalents                     15,346       56,560
  Purchases of various operations (see
    supplemental disclosure below)           (6,054)        -
      Net cash flows used for investing
        activities                          (90,969)     (55,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                    153,489      320,016
  Repayment of long-term debt              (197,696)    (291,329)
  Short-term borrowings:
    Proceeds                              1,146,723      823,821
    Repayments                             (652,710)    (689,115)
    Ninety day term or less, net            496,453      439,084
      Net cash flows provided from
        financing activities                946,259      602,477

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                              (117)          69

NET INCREASE IN CASH AND EQUIVALENTS
  DURING THE PERIOD                          33,498       34,326

CASH AND EQUIVALENTS AT BEGINNING OF
  YEAR                                      137,257       99,749

CASH AND EQUIVALENTS AT END OF PERIOD    $  170,755    $ 134,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest (net of amount capitalized) $  227,874    $ 248,091
    Income taxes                             22,329       26,505

  In connection with an acquisition made during 1996, liabilities assumed were $36 million.

The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Available-for-Sale Securities

    As of September 30, 1996, Prepaid Expenses and Other Assets in the condensed consolidated balance sheet include available-for-sale securities at fair value of $5,507 thousand (cost $5,611 thousand). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and high quality corporate debt obligations, with the following maturity dates for the twelve month period following September 30, 1996 (in thousands): fair value $148 (cost $165) in 1997; fair value $4,447 (cost $4,500) 1998 through
2002; fair value $912 (cost $946) 2003 through 2015. For the nine months ended September 30, 1996, proceeds of $5.5 million from the sale of available-for-sale securities were received, and net losses of $12,989 were realized. For the nine months ended September 30, 1996, unrealized holding losses, and unrealized holding gains, net of taxes, included in Shareholders' Equity were $115,000 and $21,000, respectively.


Note 2 - Taxes on Income

    The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35% due to higher tax rates relating to foreign operations and the provision for state taxes net of federal benefit.


Note 3 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                 Unaudited
                                              1996         1995
Three months ended September 30

Depreciation of revenue earning equipment   $243,244    $212,578
Less adjustment of depreciation upon
  disposal of the equipment                    1,143       5,813
Rents paid for vehicles leased                 1,619      13,478

      Total                                 $246,006    $231,869

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note 3 - Depreciation of Revenue Earning Equipment (continued)

                                                Unaudited
                                             1996         1995

Nine months ended September 30

Depreciation of revenue earning equipment  $658,697     $544,145
Less adjustment of depreciation upon
  disposal of the equipment                  (5,659)      10,653
Rents paid for vehicles leased                6,894       55,798

      Total                                $659,932     $610,596



    The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 1996 and 1995 included net losses of $1.0 million and net gains of $1.3 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; and net losses of $.1 million and $7.1 million, respectively, in the car rental and car leasing operations.



    The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 1996 and 1995 included net losses of $.5 million and net gains $1.4 million, respectively, on the sale of equipment in the construction equipment rental operations in the United States; and net gains of $6.2 million and net losses of $12.1 million, respectively, in the car rental and car leasing operations.



    During the nine months ended September 30, 1996, the registrant purchased Ford Motor Company ("Ford") vehicles at a cost of approximately $3.4 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.3 billion.

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt

     Debt at September 30, 1996 and December 31, 1995 consists of the following (in thousands of dollars):
                                                 Unaudited
                                            Sept. 30,   Dec. 31,
                                              1996       1995

Notes payable, including commercial paper,
  average interest rate: 1996, 5.4%;
  1995, 5.8%                              $1,645,180   $1,036,215

Promissory notes, average interest rate:
  1996, 7.4%; 1995, 7.6%; (effective
  average interest rate: 1996, 7.5%; 1995,
  7.7%); net of unamortized discount:
  1996, $3,281; 1995, $3,019; due 1997
  to 2005                                  1,791,719    1,694,641

Property and equipment lease obligations,
  average interest rate: 1996, 7.5%; 1995
  7.9%; due 1996 to 1998                       2,503        3,572

Medium term notes, average interest rate:
  1996, 9.3%; 1995, 9.4%; due 1997            75,300      119,175

Senior subordinated promissory notes,
  average interest rate: 1996, 9.7%; 1995,
  9.5% (effective average interest rate:
  1996, 9.8%; 1995, 9.6%); net of
  unamortized discount: 1996, $205; 1995,
  $313; due 1997 to 1998                     149,795      249,687

Junior subordinated promissory notes,
  average interest rate 6.9%; net of
  unamortized discount:  1996, $254;
  1995, $286; due 2000 to 2003               399,746      399,714

Subsidiaries' short-term debt, including
  commercial paper in millions (1996,
  $1,119.7; 1995, $747.2) and other
  borrowings; average interest rate in
  domestic and foreign currencies: 1996,
  5.1%; 1995, 5.9%; including unamortized
  discount: 1996, $25; 1995, $29           1,169,958      794,480

      Total                               $5,234,201   $4,297,484

             THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt (continued)


  The aggregate amounts of maturities of debt for the twelve month periods following September 30, 1996 are as follows (in millions): 1997, $2,992.8 (including $2,764.9 of commercial paper and short-term borrowings); 1998, $392.0; 1999, $101.7; 2000,
$499.7; 2001, $398.9; after 2001, $849.1.

  At September 30, 1996, approximately $248 million of the registrant's consolidated shareholders' equity was free of dividend limitations pursuant to its existing debt agreements.

  At September 30, 1996, the registrant and a subsidiary had $268.9 million of outstanding loans from Ford.

  The registrant and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the registrant less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at September 30, 1996 of the swap and FRA agreements is to give the registrant an overall effective weighted-average rate on debt of 6.4%, with 46% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.3%, with 53% of debt subject to variable interest rates when not considering the swap and FRA agreements. At September 30, 1996, these agreements expressed in notional amounts aggregated (in millions) $365.9 swaps, and FRAs in the amount of $30.8 which were settled in 1996. Notional amounts are not reflective of the registrant's obligations under these agreements because the registrant is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The registrant's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At September 30, 1996, the fair value of all outstanding contracts, which is representative of the registrant's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $2.7 million. This relates to notional principal (in millions) of $365.9 swaps maturing $17.9,

            THE HERTZ CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 4 - Debt (continued)


$239.6, $66.3, $39.8, $2.0, $.2 and $.1 in 1996, 1997, 1998,
1999, 2000, 2001 and 2002, respectively; and of notional principal scheduled to start after September 30, 1996 of $7.9 swaps maturing in 2000, and $15.4 FRA's maturing in 1997.



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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.



Third Quarter 1996 vs. Third Quarter 1995


    Revenues in the third quarter of 1996 of $1,060 million increased by $70 million as compared to the third quarter of 1995. This increase was primarily attributable to increases in the car rental operations resulting from a greater number of transactions and rate increases; and improvements in construction equipment rental and sales due to increased volume resulting from the opening of new locations, an acquisition in 1996 and increased activity in construction and industrial related markets. These increases were partly offset by lower revenues in the claim administration service operations, parts of which were sold effective February 29, 1996, and changes in foreign exchange rates.

    Total expenses increased $42 million to $922 million in the third quarter of 1996 as compared to $880 million in the third quarter of 1995. Direct operating expense increased principally due to the higher volume of business, but is lower in 1996 as a percent of revenues due to more efficient fixed cost coverage. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and higher prices for automobiles; these increases were partly offset by lower losses incurred in 1996 resulting from higher net proceeds received on disposal of revenue earning equipment in excess of book value due to improved market conditions. Selling, general and administrative expense increased primarily due to higher administrative, advertising and sales promotion costs. The decrease in interest expense in 1996, was primarily due to lower interest rates, partly offset by higher debt levels.


    The tax provision of $64 million in the third quarter of 1996 was higher than the tax provision of $44 million in the third quarter of 1995, primarily due to the higher income before income taxes in 1996. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).



Nine Months Ended September 30, 1996 vs. September 30, 1995


    Revenues in the nine months of 1996 of $2,775 million increased by $191 million as compared to the nine months of 1995. This increase was primarily attributable to gains in the car rental operations resulting from a greater number of transactions and rate increases; and improvements in construction equipment rental and sales due to increased volume resulting from the opening of new locations, an acquisition in 1996 and increased activity in construction and industrial related markets. These increases were partly offset by lower revenues in the claim administration service operations, parts of which were sold effective February 29, 1996, and changes in foreign exchange rates.


    Total expenses increased $111 million to $2,552 million in the nine months of 1996 as compared to $2,441 million in the nine months of 1995. Direct operating expense increased principally due to the higher volume of business, but is lower in 1996 as a percent of revenues due to more efficient fixed cost coverage. Depreciation of revenue earning equipment increased primarily due to an increase in vehicles and equipment operated and higher prices for automobiles; these increases were partly offset by higher net proceeds received on disposal of revenue earning equipment in excess of book value due to improved market conditions. Selling, general and administrative expense increased primarily due to higher administrative, advertising and sales promotion costs. The decrease in interest expense in 1996 was primarily due to lower interest rates, partly offset by higher debt levels.


    The tax provision of $100 million in the nine months of 1996 was higher than the tax provision of $59 million in the nine months of 1995, primarily due to the higher income before income taxes in 1996. See Note 2 to the Notes to Condensed Consolidated Financial Statements.

                  PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  (4) Instruments defining the rights of security holders, including indentures. During the quarter ended September 30, 1996, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. Hertz agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

 (12) Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1996, and 1995.

 (27)  Financial Data Schedule for the nine months ended
       September 30, 1996.

(b) Reports on Form 8-K:

       The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.


                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)



Date:  October 31, 1996       By:    /s/ William Sider
                                           William Sider
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial officer
                                    and duly authorized officer)

              SECURITIES AND EXCHANGE COMMISSION



                     WASHINGTON, D.C. 20549







                            EXHIBITS



                           filed with



                            FORM 10-Q



                      for the quarter ended



                       September 30, 1996



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                         EXHIBIT INDEX






Exhibit
  No.           Description                              Page No.


  12            Computation of Ratio of Earnings
                to Fixed Charges for the nine months
                ended September 30, 1996 and 1995.        18



  27            Financial Data Schedule for the nine
                months ended September 30, 1996.          19 - 20

                                                     EXHIBIT 12




             THE HERTZ CORPORATION AND SUBSIDIARIES
 CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited


                                                Nine Months
                                             Ended September 30,
                                              1996         1995

Income before income taxes                   $222,705   $143,453


Interest expense                              231,697    248,159


Portion of rent estimated to represent
  the interest factor                          53,581     59,676


Earnings before income taxes and fixed
  charges                                    $507,983   $451,288


Interest expense (including capitalized
  interest)                                  $232,236   $249,061


Portion of rent estimated to represent
  the interest factor                          53,581     59,676


Fixed charges                                $285,817   $308,737



Ratio of earnings to fixed charges                1.8        1.5