Form 10-K405
period 1996-12-31
HERTZ CORP
filed 1997-03-25
CIK 47129

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7541

                             THE HERTZ CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                          13-1938568
          (STATE OF INCORPORATION)                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

 225 BRAE BOULEVARD, PARK RIDGE, NEW JERSEY                         07656-0713
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 201-307-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              ON WHICH REGISTERED
             -------------------                             ---------------------
         6 5/8% JUNIOR SUBORDINATED                         NEW YORK STOCK EXCHANGE
           NOTES DUE JULY 15, 2000
           7% JUNIOR SUBORDINATED                           NEW YORK STOCK EXCHANGE
           NOTES DUE JULY 15, 2003

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION J(2) OF FORM 10-K.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES [X]     NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.     [X]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: NONE (ALL OF THE VOTING STOCK OF THE REGISTRANT IS OWNED BY FORD MOTOR COMPANY).

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF DECEMBER 31, 1996: COMMON STOCK, $1 PAR VALUE - CLASS A, 200 SHARES; CLASS B, 51 SHARES; AND CLASS C, 490 SHARES.

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

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     The Hertz Corporation (together with its subsidiaries, referred to herein as "Hertz" or the "Company") is a wholly-owned subsidiary of Ford Motor Company ("Ford"). On February 28, 1997, the Company filed a registration statement with the Securities and Exchange Commission for a potential public offering (the "Offering") of less than 20% of the Company's common stock. Immediately following the Offering, Ford will continue to own a controlling interest in the Company's common stock.

     The Company and its affiliates and independent licensees operate what the Company believes is the largest car rental business in the world based upon revenues and volume of rental transactions and the largest industrial and construction equipment rental business in the United States based upon revenues. The Company's "Hertz" brand name is recognized worldwide as a leader in quality rental and leasing services and products. The Company, together with its affiliates and independent licensees, rents and leases cars, rents industrial and construction equipment and operates its other businesses from approximately 5,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. For the year ended December 31, 1996, the Company generated record revenues, income before taxes and net income of $3.7 billion, $256.5 million and $158.6 million, respectively. The Company and its predecessors have been profitable in every year since 1952, when one of the Company's predecessors first became a public company.

     Certain statements contained in this Report under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) the Company's expansion plans for its various businesses, (ii) the Company's liquidity and capital expenditures, (iii) the percentage of cars expected to be acquired from Ford in the future, (iv) the terms upon which cars will be acquired, (v) the development of the Company's strategic information systems and (vi) the effects on the Company of certain legal proceedings, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, economic downturn; competition; the Company's dependence on air travel; limitations upon the Company's liquidity and capital raising ability (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"); increases in the cost of cars and limitations on the supply of competitively priced cars; Ford's control of the Company; and seasonality in the Company's businesses.

     Car Rental

     The Company believes it maintains the largest network of company-owned car rental locations both in the United States and in Europe, and the largest number of on-airport car rental locations in the world, enabling the Company to provide consistent quality, pricing and service worldwide. The Company derives approximately 77% of its car rental revenues from on-airport locations. According to information disclosed by the largest 153 U.S. airports, the Company maintained the leading on-airport car rental market share at such airports during 1996 of over 30% in terms of revenues and has maintained market share at approximately this level during each of the last five years. This market has grown at a compounded annual rate of approximately 11% since 1992 to over $6 billion in revenues in 1996, based on information provided by such airports. The Company also believes it maintained the leading on-airport car rental market share in Europe during 1996 of approximately 30% in terms of revenues. The Company has recently begun to provide replacement car rental services from off-airport locations under the H.I.R.E. brand name. The Company estimates that total 1996 revenues for the car rental industry in the United States were in excess of $14 billion, and that total 1995 revenues for the car rental industry in Europe were in excess of $5 billion. Unless the context otherwise requires, "cars" is used in this Report to refer to cars and light trucks.

     During 1996, approximately 51% of the Company's worldwide car rental revenues were generated from business travelers and approximately 49% from leisure travelers. The Company has a worldwide marketing and sales organization of over 800 people focused on both commercial accounts/group sales and the travel industry, including travel agents, as well as a comprehensive program of retail and trade advertising, direct mail and other targeted marketing. At December 31, 1996, the Company's business customers included 357 of the Fortune 500 companies. The Company was named a primary supplier to 149 of the 347 Fortune 500 companies who named a primary/secondary supplier. The Company has received numerous awards and designations around the world for its car rental business from independent third parties.

     The Company's Hertz #1 Club Gold service provides an expedited rental service to members at approximately 650 locations worldwide. At December 31, 1996, there were approximately two million active Hertz #1 Club Gold members who accounted for approximately 35% of the Company's U.S. car rental transactions in 1996. Through its many travel industry relationships with airlines and hotels, the Company has targeted the most frequent travelers to become Hertz #1 Club Gold members.

     The Company's worldwide car rental operations and certain other activities generated $3.3 billion in revenue and $165.5 million in income before taxes during 1996.

     Industrial and Construction Equipment Rental

     The Company, through its wholly-owned subsidiary, Hertz Equipment Rental Corporation ("HERC"), believes that it maintains the leading market share in the U.S. industrial and construction equipment rental market. HERC rents a broad range of earth moving equipment, materials handling equipment, aerial and electrical equipment, air compressors, compaction equipment and construction-related trucks through a network of 120 branch locations. The Company estimates that 1995 annual revenues for the U.S. equipment rental market were $15 billion. This market is fragmented with over 7,000 participants and 12,000 locations. According to the Rental Equipment Register, an industry publication, only 23 of the top 100 equipment rental companies in the United States had rental revenues in excess of $25 million in 1995.

     HERC maintains an established national accounts program with over 1,700 customers who generated 43% of HERC's revenues in 1996. The Company believes that HERC's fleet is the largest and most modern of its kind in the United States. As of December 31, 1996, HERC maintained a fleet with an original investment cost of approximately $908 million and a weighted average age of 19.7 months. HERC generated $392.3 million in revenue and $91.0 million in income before taxes during 1996.

     Strategic Information Systems

     Centralized control of major business processes, achieved through the use of the Company's strategic systems technology, provides the disciplined environment which enables the Company to deliver consistent quality services at its car rental and equipment rental operations. The Company maintains real-time communications with its many locations by means of what it believes is the largest private data network in the industry. Key components of the Company's strategic systems include: (i) a global reservations system, which operates through real-time, on-line centers on five continents, (ii) a yield management system, which is designed to optimize revenue through controlling, simultaneously, the availability of various rates as well as the availability of cars, (iii) a competitive rate detection system, which monitors rate changes and provides "scouting" routines to identify future rates and (iv) a cost allocation model, which provides contribution data by location, business segment, car and equipment category and customer account.

     Other

     Other activities of the Company include self-insurance operations for both its car rental and industrial and construction equipment rental businesses, car leasing operations in certain international markets, the sales of its used cars and equipment, third party claim management services and telecommunications services in the United States.

                           -------------------------

     The Company, which was incorporated in Delaware in 1967, is a successor to corporations that have been engaged in the automobile and truck leasing and rental business since 1918. As a result of a series of transactions in 1993 and 1994, the Company became a wholly-owned subsidiary of Ford. Prior to that time and until 1987, when Ford first acquired an ownership interest in the Company, the Company had been a subsidiary of UAL Corporation (formerly Allegis Corporation) ("UAL"), which had acquired the Company's outstanding capital stock from RCA Corporation ("RCA") in 1985. See Notes 1, 5 and 7 of the Notes to the Company's consolidated financial statements included in this Report.

     The Company's principal executive offices are located at 225 Brae Boulevard, Park Ridge, New Jersey 07656, and its telephone number is (201) 307-2000.

     "Hertz", "HERC", "The Source", "H.I.R.E.", "Hertz #1 Club Gold", "The Hertz #1 Club", and "Hertz NeverLost" are trademarks or service marks of the Company. All other trademarks, service marks or brand names appearing in this Report are the property of their respective holders.

BUSINESS SEGMENTS

     The Company's business consists of two significant segments, car rental and certain other activities, and the rental of industrial and construction equipment. Set forth below is certain information with respect to these segments for the year ended December 31, 1996.

                                                                YEAR ENDED DECEMBER 31, 1996
                                                    ----------------------------------------------------
                                                                            INDUSTRIAL AND
                                                                             CONSTRUCTION
                                                       CAR RENTAL             EQUIPMENT
                                                      AND OTHER(A)              RENTAL
                                                    ----------------       ----------------
              DOLLARS IN MILLIONS                   AMOUNT        %        AMOUNT        %        TOTAL
              -------------------                   ------       ---       ------       ---       ------
Revenues........................................   $3,276         89%       $392        11%       $3,668
Amortization of intangibles.....................       18        100          --        --            18
Operating income (pre-tax income before
  interest).....................................      421         76         134        24           555
Income before income taxes......................      166         65          91        35           257
Revenue earning equipment, net, at end of
  year..........................................    4,318         86         718        14         5,036

---------------
(a) Includes interest and goodwill relating to the acquisition of the Company by UAL and Park Ridge Corporation.

     The Company, together with its affiliates and independent licensees, operates in approximately 5,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. Set forth below is certain information with respect to the Company's U.S. and foreign operations for the year ended December 31, 1996 (substantially all of the Company's foreign operations consist of car rental and leasing operations).

                                                                YEAR ENDED DECEMBER 31, 1996
                                                    ----------------------------------------------------
                                                        U.S.(A)                FOREIGN
                                                    ----------------       ----------------
              DOLLARS IN MILLIONS                   AMOUNT        %        AMOUNT        %        TOTAL
              -------------------                   ------       ---       ------       ---       ------
Revenue.........................................   $2,723         74%      $ 945        26%       $3,668
Amortization of intangibles.....................       17         94           1         6            18
Operating income (pre-tax income before
  interest).....................................      451         81         104        19           555
Income before income taxes......................      196         76          61        24           257
Revenue earning equipment, net, at end of
  year..........................................    3,997         79       1,039        21         5,036

---------------
(a) Includes interest and goodwill relating to the acquisition of the Company by UAL and Park Ridge Corporation.

WORLDWIDE CAR RENTAL

     U.S. Operations

     Car Rental. The Company provides car rental services throughout the United States in or around all major U.S. cities and operates a nationwide, toll-free reservations system. Car rental facilities are operated at all major airports and in the central business districts and key suburban commercial centers in major U.S. cities. The Company estimates that airport revenues accounted for approximately 84% of its car rental revenues in the United States in 1996. The Company also maintains arrangements with selected hotels and railroad terminals to facilitate car rentals at such locations.

     The Company uses a wide variety of makes and models of cars for daily rental purposes, nearly all of which are current year or the previous year's models. The Company rents cars on a daily, weekend, weekly or monthly basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. The Company's rates vary at different locations depending on local market, competitive and cost factors, and virtually all rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. In addition to car rentals and licensee fees, the Company generates revenues from providing customers with ancillary products and services such as Hertz #1 Club Gold, the Company's Rent It Here-Leave It There program, supplemental equipment (child seats, ski racks and portable cellular phones), loss or collision damage waiver, liability insurance and personal effects coverage, Hertz NeverLost and gasoline payment options.

     For the year ended December 31, 1996, the Company conducted operations through approximately 700 owned locations. Company-owned locations are those locations through which the Company rents cars which it owns, as compared to licensee locations through which licensees rent cars that they own. The Company believes that its extensive worldwide ownership of its operations contributes to the consistency of its high-quality service, strict cost control, fleet utilization, yield management, competitive pricing and the Company's ability to offer one-way rentals through its Rent It Here-Leave It There program. However, in certain smaller domestic markets, the Company has found it more efficient to operate through licensees. Domestic licensee locations numbered approximately 400 at December 31, 1996. Together with its licensees, the Company operated a peak domestic fleet of more than 242,000 cars in 1996. At December 31, 1996, the Company owned 94% of all the cars in the combined company-owned and licensee fleet.

     The Company has concession agreements at over 200 airports in the United States. These agreements are entered into with airport authorities, either through negotiation or a bidding process, for a fixed number of car rental counter positions. The agreements typically provide for concession payments based upon a specified percentage of revenue generated at the airport, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

     The Company maintains automobile maintenance centers at certain airports and in certain urban and suburban areas, providing maintenance facilities for the Company's rental fleet. Many of these facilities, which include sophisticated car diagnostic and repair equipment, are accepted by automobile manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors.

     The Company believes its U.S. operations are supported by competitively superior information systems and product delivery. The Company's global reservations system operates through real-time, on-line centers on five continents. Among other advantages, this advanced reservations system allows customers throughout the world to book reservations for rentals at any location worldwide. See "-- Strategic Information Systems". An example of the Company's differentiated product delivery is its Hertz #1 Club Gold canopied service operated at 38 airports in the United States. This service permits members to bypass the rental counter and proceed directly to a weather-protected canopied area. In addition, there are over 200 locations with expedited Gold counter service. See "-- Services Provided -- Hertz #1 Club Gold".

     H.I.R.E. -- Insurance Replacement. The Company, under the H.I.R.E. brand name ("Hertz Insurance Replacement Entity"), provides replacement car rental services primarily to local customers in the United States whose automobiles are out of service, generally due to an accident, theft or mechanical problem. A high percentage of these rentals are referrals from insurance companies, which generally pay for all or a significant portion of the cost of such rentals.

     The Company believes that the insurance replacement business, particularly because of its lower cost base (resulting from the longer average vehicle holding periods and other factors) and longer average rental transaction lengths, represents a significant opportunity for the Company without diluting penetration in its traditional customer base. By leveraging the Company's brand name and systems, H.I.R.E. is well positioned for expansion. H.I.R.E. commenced rental operations in July 1995 and currently operates 50 rental locations in six states, utilizing a total fleet of approximately 2,600 cars. By December 31, 1997, the Company expects that H.I.R.E. will operate through more than 80 locations with approximately 6,000 cars. The Company intends to capitalize on agreements with major insurance carriers which are in the process of being negotiated, and its own sales, technology and marketing expertise to increase its market share.

     H.I.R.E. rents cars on a daily, weekend, weekly or monthly basis and derives additional revenues from the sale of loss or collision damage waivers and gasoline payment options. Rates vary at different locations depending on local market conditions and competitive factors. H.I.R.E.'s operations are subject to seasonal fluctuation, with greater activity occurring during the summer months because of heavier driving activity and the winter months because of hazardous driving conditions. H.I.R.E. generally will hold its cars for 18 to 24 months, compared with 5 to 12 months for the Company's domestic car rental business, resulting in lower monthly holding costs. H.I.R.E. is generally at risk with respect to the residual values of its cars and disposes of these cars through the Company's retail sales operations and auctions. See "-- Used Car Sales".

     International Operations

     At December 31, 1996 the Company, together with its affiliates and licensees, operated in approximately 140 foreign countries and jurisdictions. Outside the United States, and primarily in Europe, the Company operates through approximately 1,450 locations owned by the Company and 2,410 licensee locations, and during 1996, operated a combined peak fleet of approximately 147,000 cars. In general, international operations are conducted similarly to those of the Company in the United States. Although the Company has found it more efficient to conduct a greater proportion of its international operations through licensees as compared to the Company's U.S. operations, it continues to conduct its operations primarily through Company-owned locations in the major European markets. The international car rental operations of the Company that generated the highest volumes of business in 1996 were those conducted in France, Germany, the United Kingdom, Italy, Canada, Spain, Australia and Switzerland. In addition, the Company owns operations in Puerto Rico, St. Thomas, New Zealand, Brazil, Belgium, Denmark, Luxembourg, The Netherlands, Norway and Portugal. The Company believes that, as in the United States, it maintains the leading airport car rental market share in Europe with a 1996 market share of approximately 30% in terms of revenues.

     As in the United States, the Company offers Hertz #1 Club Gold service at most major airport locations within Europe, Canada, Australia and New Zealand. The Company's global reservations system allows customers worldwide to book reservations in any of the Company's worldwide markets. Additionally, a local or toll-free telephone number is offered in all major foreign countries which provides access to the Company's global reservations system.

     Services Provided

     The Company offers a wide array of services to its customers, subject to varying conditions, that provide added value to its core service of renting cars. These services include:

     Hertz #1 Club Gold. The Company provides an expedited rental service that permits members of this service to bypass the rental counter, board the Company's bus and proceed directly to a weather-protected Hertz #1 Club Gold canopied area at 38 U.S. airports and Heathrow International Airport in the United Kingdom. Once at the canopied area the member's name appears in lights on an electronic sign board which directs the member to his or her car. At over 600 additional locations, expedited Gold counter service is available where canopied service is not. Since its introduction, Hertz #1 Club Gold has grown to approximately 650 locations in North America, Europe, Australia and New Zealand. As a significant source of business, Hertz #1 Club Gold service provides product differentiation and complements the Company's many other services. At December 31, 1996, there were approximately two million active Hertz #1 Club Gold members who accounted for approximately 35% of the Company's U.S. car rental transactions in 1996. Through its many travel industry relationships with airlines and hotels, the Company has targeted the most frequent travelers to become Hertz #1 Club Gold members.

     The Hertz #1 Club. As a complimentary service, the Company maintains a computerized profile of customer car rental preferences for its members. By providing their personal Hertz #1 Club identification numbers at the time of reservation, customers can save valuable time at the rental counter.

     Global Reservations System. An advanced reservations system allows customers throughout the world to book reservations worldwide where the Company, its affiliates or its licensees maintain operations. In the United States and certain foreign countries, this service is provided toll-free or as a local call. This system permits travel agents and certain airline reservation agents to book reservations directly through their systems. The Company's Internet Website has recently become fully interactive allowing customers to book reservations electronically on their own.

     Instant Return. At over 110 of its airport locations in the United States, Europe and Australia, the Company offers customers instant return service. At the point where the car is returned, a Company representative meets the customer at the car, and provides the customer with a final receipt from a hand-held computer terminal.

     Rent It Here-Leave It There. The Company and its licensees offer customers in most parts of the world the convenience of leaving a rented car at a Company or licensee location other than the one from which it was rented. Depending upon rental location and distance driven, a drop-off charge or a special inter-city rate may be imposed if the car is not returned to the same location from which it was rented.

     Supplemental Equipment. For an additional charge, the Company offers supplemental equipment to complement the rental car. Available equipment includes such items as child seats, ski racks and portable cellular phones. In addition, the Company offers hand control-equipped cars for the physically challenged at no extra charge.

     Optional Services. At the time of rental, subject to applicable local law, the Company offers renters the opportunity to purchase optional services such as Loss Damage Waiver (LDW), Collision Damage Waiver (CDW), Liability Insurance Supplement (LIS) and combined Personal Accident Insurance and Personal Effects Coverage (PAI and PEC). These optional services, available for an additional daily fee, provide additional financial protection for renters and their passengers. LDW and CDW waive the renter's responsibility to the Company for loss of or damage to the car while on rental. LIS provides primary liability coverage from an insurance carrier for protection against third party claims, in most cases, up to a $1 million combined single limit. PAI and PEC provide coverage from an insurance carrier for loss of or damage to covered personal effects as well as accidental injury or death benefits to covered persons.

     Computerized Driving Directions. At many locations in North America and Europe, state of the art counter terminals offer computerized driving directions to hundreds of area destinations. The unit provides written directions in multiple languages, and also provides a full color map display of the destination area that includes local streets and address information. Currently, a point-to-point enhancement is underway.

     Hertz NeverLost. For an additional daily charge at select locations in the United States, the Company offers a state of the art, in-car satellite navigation system, known as "Hertz NeverLost". This on-board computer provides real-time turn-by-turn route guidance that displays the exact location of the car at all times and can calculate the best route to reach any of the thousands of destinations within its database. Easy to read icons along with voice instructions direct customers to their destination. Approximately 7,000 cars are currently equipped with the system.

     Emergency Roadside Assistance. The Company maintains a U.S.-based toll-free, 24-hour centralized emergency roadside assistance number staffed with trained professionals whose primary goal is to get the customer back on the road with as little inconvenience as possible. Similar services are offered in selected foreign countries.

     Charge Card. In the United States, the Company's charge cards are issued predominantly to business accounts. The Company provides customers with individual invoices for each rental or, if preferred, a monthly statement, providing for payment on receipt. In Europe, the Company's charge cards are issued to individuals and business accounts. Depending on the country, the Company's cards may be in the form of a debit, credit or charge card, providing for payment on receipt or upon extended terms at set interest rates. Currently, there are over 3.7 million charge cards issued worldwide, charges on which accounted for approximately 7% of 1996 sales.

     Revenue Management

     The Company uses a point-of-sale revenue management program through which counter sales representatives sell car upgrades, supplemental equipment and optional services. This program of identifying and satisfying additional customer requirements enhances the Company's revenues and transaction yields. The Company's counter agents receive additional compensation for sales of these services and products.

     Customers

     To focus its marketing, sales and pricing functions, the Company divides its customers into two groups, business and leisure. Business customers include large commercial accounts, small business accounts and government authorities. In 1996, business customers generated approximately 51% of the Company's U.S. car rental revenue on 58% of the Company's U.S. car rental transactions. At December 31, 1996, the Company's business customers included 357 of the Fortune 500 companies. The Company was designated as the exclusive supplier of rental cars by 18 of the 40 Fortune 500 companies (or 45%) that named sole suppliers and the primary supplier of rental cars by 149 of the 347 Fortune 500 companies (or 43%) that named a primary/secondary supplier.

     Leisure customers, including wholesale tour customers, represent the balance of the Company's U.S. car rental revenues and transactions, or approximately 49% of the Company's U.S. car rental revenue on 42% of the Company's U.S. car rental transactions. Revenue per transaction is higher for leisure rentals as compared to business rentals because leisure rentals are generally for longer periods. The Company's success in the leisure market is the product of its quality of service and the Company's competitive pricing. A significant number of leisure customers are the same customers who rent from the Company on business. Over the last several years, the relative proportion of the Company's revenues from business and leisure customers has remained stable.

     In 1996, the Company's business customers generated approximately 52% of the Company's international car rental revenues on 60% of the Company's international car rental transactions. In 1996, the Company's international leisure customers generated approximately 48% of the Company's international car rental revenues on 40% of the Company's international car rental transactions.

     Marketing, Sales and Advertising

     The Company has a worldwide marketing and sales organization of over 800 people focused on both commercial accounts/group sales and the travel industry, including travel agents as well as a comprehensive program of retail and trade advertising, direct mail and other targeted marketing (such as special rental packages for skiers, golfers, etc.).

     The Company's commercial and group sales force has a staff of over 200 throughout the United States to support larger commercial accounts, smaller corporate affiliations, government and group relationships (such as the American Automobile Association, the American Association of Retired Persons, the American Bar Association, the American Medical Association, etc.). In order to provide targeted sales to the travel industry community, the Company has over 60 sales employees and over 100 independent contractors throughout the United States, all of whom service travel agents, airlines, tour wholesalers and related sources of rentals. As a result, the Company has relationships with more than 35 domestic and international airlines and in excess of 500 tour operators. In addition, the Company maintains a comprehensive commission program for travel agents worldwide.

     In the United States, the Company markets to leisure customers predominantly through television and radio media advertising and through newspaper and magazine print advertising. Print advertising is primarily rate-related, highlighting leisure destination rates for weekly and weekend rentals.

     The Company conducts an active national and international advertising program, the cost of which is supported in part by contributions from the Company's independent licensees. The Company is also a party to a cooperative advertising agreement with Ford pursuant to which Ford shares some of the cost of certain of the Company's advertising programs in the United States and abroad that feature the Ford name or products. The advertising programs also involve cooperative advertising arrangements with airlines, hotels and others in the travel industry.

     During the five-year period ended December 31, 1996, the Company's total advertising and related expenditures (almost all of which were related to car rental operations) and the sources contributing thereto were approximately as follows:

DOLLARS IN THOUSANDS
--------------------
PAID BY                                    1996          1995          1994          1993          1992
-------                                  --------      --------      --------      --------      --------
The Company and Subsidiaries.........    $148,034      $134,487      $133,600      $101,281      $104,757
Ford.................................      45,459        44,112        41,994        40,259        35,692
Licensees............................       8,454         8,740         8,800         8,154         7,285
                                         --------      --------      --------      --------      --------
     Total...........................    $201,947      $187,339      $184,394      $149,694      $147,734
                                         ========      ========      ========      ========      ========

     In addition, licensees spend additional amounts for local advertising and sales promotions that feature the "Hertz" name.

     Quality Assurance

     The Company believes that quality of service is of critical importance to customer satisfaction and brand loyalty. Accordingly, the Company places a high priority on monitoring and evaluating customer satisfaction through a series of rating systems and management reporting. Customer feedback received through comment cards, customer letters and telephone calls is reported, coded, tabulated and evaluated. These reports highlight repetitive problem areas and help to identify the underlying causes that ultimately result in corrective actions being taken.

     The Company's locations receive periodic, unannounced inspections by an internal team of experienced service quality auditors. The results of these extensive examinations are tabulated and quality ratings are assigned. These reports receive significant management attention.

     The Company screens and evaluates telephone calls at each of the Company's toll-free numbers to monitor the quality of customer service. This information is utilized to improve the quality at the Company's global reservations centers. Periodic focus groups are also utilized to determine and track customer perceptions toward the Company's services and pricing compared with its competition.

     The Company's procedures call for each rental car to undergo a quality control check prior to each rental. These procedures ensure that customers receive clean, quality cars that meet the Company's high safety and quality standards.

     Car Acquisition

     The Company believes it is the largest single private purchaser of new cars in the world, acquiring approximately 300,000 cars in the United States and a total of 500,000 cars worldwide during the 1996 model year. Consequently, the acquisition and disposition of cars are important activities for the Company and have a significant impact on profitability. The Company acquires, subject to availability, a majority of its cars pursuant to various fleet repurchase programs established by automobile manufacturers. Under these programs, automobile manufacturers agree to repurchase cars at a specified price during established repurchase periods, subject to certain car condition and mileage requirements. Repurchase prices under the repurchase programs are based on either (i) a predetermined percentage of original car cost and the month in which the car is returned or (ii) the original capitalization cost less a set daily depreciation amount. These repurchase programs limit the Company's residual risk with respect to cars purchased under the programs. For this reason, cars purchased by car rental companies under repurchase programs are sometimes referred to by industry participants as "non-risk" cars. Conversely, those cars not purchased under repurchase programs for which the car rental company is exposed to residual risk are sometimes referred to as "at risk" cars. During 1996, non-risk cars as a percentage of all cars operated by the Company's U.S. and international operations were approximately 91% and 85%, respectively. The Company expects the percentage of "non-risk" cars in its rental fleet to decrease due primarily to anticipated changes in the terms to be offered by automobile manufacturers under repurchase programs. The Company believes such terms will encourage the Company to purchase a larger proportion of "at risk" cars.

     The holding period for the Company's rental cars ranges from 5 to 12 months. The Company's flexibility to adjust the holding period for cars, particularly under repurchase programs with automobile manufacturers, enables the Company to adjust its fleet size up or down relatively quickly in response to changing market conditions. At December 31, 1996, the average age of rental cars in the Company's fleet was 7 months.

     Over the five years ended December 31, 1996, on a weighted average basis, approximately 68% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 34% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 1996, approximately 64% of the cars acquired by the Company domestically were manufactured by Ford, 5% were manufactured by General Motors Corporation, 5% were manufactured by Chrysler Corporation and the remainder were manufactured by various Japanese, Korean and European manufacturers. The percentage of Ford cars acquired by the Company for its U.S. car rental fleet is expected to remain at these or higher levels in the future. See Note 7 to the Notes to the Company's consolidated financial statements included in this Report. In its foreign operations, the Company utilizes cars manufactured abroad by subsidiaries of Ford and by other manufacturers. In 1996, approximately 28% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year. Negotiations with automobile manufacturers include determination of the initial purchase price of the car and establishment of the payment terms. New car repurchase programs or residual value guarantees, approval for using the Company's facilities for warranty repairs, as well as the establishment of cooperative advertising and promotion programs also are negotiated with the manufacturers.

     Purchases of cars are financed through funds provided from operations and by active and ongoing global borrowing programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     Used Car Sales

     The Company disposes of "at risk" cars as well as those "non-risk" cars that are not returned to the manufacturer through auctions, 41 domestic retail car sales locations and, in Europe, through wholesale operations. Upon the sale of a car, the difference between the net proceeds from sale and the remaining book value is recorded as an adjustment to depreciation in the period when sold. See Note 7 of the Notes to the Company's consolidated financial statements included in this Report.

     In connection with its expectation that the percentage of "at risk" cars in its rental fleet will increase, the Company expects to expand its domestic retail network by approximately 44% (or 18 locations) during 1997. The Company also plans to open up to three large-scale retail sales locations in the fourth quarter of 1997, at each of which the Company expects to sell 2,500 to 3,500 units annually, compared with the current average individual location volume of over 400 units per year.

     In expanding its retail used car sales operations, the Company intends to leverage the "Hertz" brand name and its reputation for innovation, customer service and vehicle maintenance. Key elements of the Company's retail expansion plan, which the Company has successfully employed in the past, include no-haggle pricing and providing a complete maintenance history for each car. Specifically tailored strategic information systems provide for timely and highly centralized control of car inventories and pricing. Generally, cars sold by the Company continue to be covered by the manufacturer's warranty. The Company provides a 12 month/12,000 mile powertrain warranty from time of sale for no additional charge and various comprehensive warranties covering all major components for additional charges.

     Licensees

     While the Company believes that its extensive worldwide ownership of its operations provides an important competitive advantage, the Company has found it more efficient to operate through licensees in certain markets. As of December 31, 1996, the Company's licensees operated from approximately 3,200 locations worldwide. The Company believes that its licensee arrangements are important to the Company's business because they enable the Company to offer expanded national and international service and a broader Rent It Here-Leave It There program. The Company's wholly-owned subsidiaries, Hertz System, Inc. ("System") and Hertz International, Ltd. ("International"), issue licenses under franchise arrangements to independent licensees and affiliates who are engaged in the car renting business in the United States and in many foreign countries and jurisdictions.

     Licensees generally pay fees based on the number of cars they operate and/or on revenues. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensee with the Company having no investment interest in the licensee (except for two foreign licensees) or in the licensee's fleet. Licensees also share in the cost of the Company's advertising program, reservations system, sales force and certain other services. In return, licensees are provided with the use of the "Hertz" brand name, management and administrative assistance, training, the availability of the Company's charge cards, The Hertz #1 Club, reservations service, the Rent It Here-Leave It There program and other services. System, which owns the Company's service marks and trademarks and certain proprietary know-how used by licensees, establishes the uniform standards and procedures under which all such licensees operate.

     System licenses ordinarily are limited as to transferability without the Company's consent and are terminable by the Company only for cause or after a fixed term. Licensees may generally terminate for any reason on 90 days notice to System. Initial license fees or the price for the sale to a licensee of a corporate location may be payable over a term of several years. New licenses continue to be issued, and, from time to time, licensee businesses are purchased by the Company.

     In 1988, the Company sold its 50% interest in Hertz Penske Truck Leasing, Inc., which has been succeeded by Penske Truck Leasing Co., L.P., ("Penske"), and entered into a license agreement under which Penske has the right, as a licensee of the Company, to conduct a one-way truck rental business (including trailers) using the "Hertz" name for a 10 year period ending in 1998. With certain exclusions the license agreement covers the entire United States.

     Car Leasing

     Hertz owns 100% of its car leasing operations in Australia, New Zealand and Brazil. Leases are generally closed-end where the Company is subject to risk with respect to the market value of cars at the time of disposition.

     Effective January 1, 1995, the Company sold its European car leasing and car dealership operations to Hertz Leasing International, Inc., an indirect, wholly-owned subsidiary of Ford ("HLI"), at an amount equal to its book value of approximately $61 million. As part of the transaction and for additional consideration payable over five years, Ford received the worldwide rights (subject to certain existing license rights and excluding Australia, New Zealand and Brazil) to use and sublicense others to use the Hertz name in the conduct of car leasing businesses (i.e., rentals having terms of one year or longer). Prior to completion of the Offering, Ford will transfer back to the Company, subject to a transition period of not less than one year, the right to use the "Hertz" name in the conduct of the car leasing business, but will continue to make payments in respect of its previous obligation. See Note 5 to the Notes to the Company's consolidated financial statements included in this Report. Following such transfer, the Company may consider opportunities to expand its car leasing business.

INDUSTRIAL AND CONSTRUCTION EQUIPMENT RENTAL OPERATIONS

     Products and Services Offered

     Industrial and construction equipment rental represents HERC's principal service offered. HERC rents over 150 types of equipment, major categories of which include earth moving equipment, materials handling equipment, aerial and electrical equipment, air compressors, compaction equipment and construction-related trucks. Earth moving, materials handling and aerial equipment accounted for 72% of HERC's net fleet investment at December 31, 1996. HERC's more than 33,000 pieces of rental equipment have a weighted average age of 19.7 months and an original investment cost of approximately $908 million at December 31, 1996. The Company believes that HERC's fleet is the largest, youngest and best maintained in the industry.

     HERC is one of the largest sellers of used industrial and construction equipment in the United States. It has developed an extensive used equipment sales program that disposed of equipment having an original cost of over $140 million in 1996. HERC has a dedicated used equipment sales force and, in addition, has developed an export market through its overseas contacts. Additionally, HERC has in the past and may, from time to time in the future, employ a broker network in the United States to dispose of its used equipment.

     HERC's comprehensive line of equipment enables HERC to be a single source for its customers' equipment needs. Certain customers are beginning, however, to require a single source not only for equipment rental but also for supplies and maintenance operations. In response to this trend, HERC anticipates entering the market for supplies and maintenance operations in 1997 through selected acquisitions or otherwise.

     Facilities

     HERC currently operates 120 equipment rental branches ("branches"), 115 of which are located in the United States across 31 states, and 5 of which are located in France and Spain.

     The following table shows the number of HERC branches over the 5 years ended December 31, 1996:

                                                                1996    1995    1994    1993    1992
                                                                ----    ----    ----    ----    ----
Beginning locations.........................................    104      95      85      89      93
New openings................................................     17       9      11     --        2
Locations closed............................................     (1)    --       (1)     (4)     (6)
                                                                ---     ---      --      --      --
Ending locations............................................    120     104      95      85      89
                                                                ===     ===      ==      ==      ==

     HERC's rental locations are generally situated in industrial or commercial zones. The average location is two acres in size and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conformed to the specifications of the HERC prototype branch which stresses efficiency, safety and environmental compliance. Each branch has stand-alone maintenance and fueling facilities and showrooms. Of the 120 present locations, 89 are leased from third parties and 31 are owned.

     Customers

     HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as railroad, automobile manufacturing, petrochemicals, movie production, ship building and construction. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business. HERC has over 58,000 customers, and in 1996 no single customer of HERC accounted for more than 3% of its revenues. HERC primarily targets large customers in medium to large metropolitan markets.

     HERC has sought over the past several years to diversify and stabilize its revenue mix by reducing the portion of its revenues which are derived from customers which operate in the more cyclical construction industry. The following table shows the percentage of HERC revenues derived from different types of customers in 1996 and 1990:

                                                                1996    1990
                                                                ----    ----
Construction................................................     46%     57%
Industrial..................................................     34      27
Government..................................................      4       5
Other.......................................................     16      11
                                                                ---     ---
     Total..................................................    100%    100%
                                                                ===     ===

     HERC operations in the United States are organized and managed in eight geographic regions. During each of the five years ended December 31, 1996, no single geographic region accounted for more than 20% of HERC's revenues. This geographic diversification means HERC is better positioned to withstand a regional recession than its local or regional competitors who, the Company believes, are highly dependent on the economic condition of a single region.

     Sales and Marketing

     HERC focuses its major sales and marketing strategy on large local and multi-regional users of industrial and construction equipment. The strategy is led by a national accounts sales organization consisting of 15 people and is backed by a field sales force of 340 highly trained sales professionals. Each branch has its own dedicated sales force.

     HERC's national account program began in 1983 and has over 1,700 national account agreements with major regional and national companies. Revenues from national accounts have grown at a 25.6% compound annual rate from $11 million in 1984, the first full year of the national accounts program, to $170 million in 1996, representing 43% of HERC's 1996 revenues.

     HERC's national sales force effectively emphasizes HERC's strengths such as its geographically diverse system of branches and the size, consistency and quality of HERC's fleet. HERC reaches its smaller accounts through a local sales force. The Company believes that the combination of HERC's professional sales force, high quality fleet and the ability to transfer equipment from various locations to satisfy local demands provides a competitive advantage.

     Information Systems

     The Company believes that HERC uses the most sophisticated information systems in the equipment rental industry and that HERC has benefitted substantially from the Company's investment in strategic information systems used by the car rental business.

     Using techniques substantially the same as those employed in the Company's car rental operations, HERC uses its information systems, which link its various rental locations, to enhance profitability by allowing centralized management control of each piece of equipment in the rental fleet, monitoring demand by location to assist in maintaining high utilization and managing the acquisition and disposition of equipment.

     Equipment Maintenance

     Each HERC facility performs its own preventive maintenance. Centralized computer programs link all HERC facilities to monitor on-time preventive maintenance as well as annual American National Standard Institute and Department of Transportation inspections. This process is designed to ensure peak equipment performance and availability, and reduces the need for major repairs, resulting in approximately 99% of HERC's fleet being rented or available for rental at any time. Other automated programs track mandatory safety and service modifications and equipment deadlines. HERC has developed comprehensive in-house warranty programs to repair equipment on behalf of manufacturers and is eligible to receive reimbursement for such work.

     Equipment Acquisition

     Equipment purchasing is centralized to leverage and maintain what the Company believes is the lowest average fleet costs within the equipment rental industry. The Company believes that HERC is the largest single buyer of industrial and construction equipment within the equipment rental industry. During 1996, HERC made $378.4 million of rental equipment acquisitions and other capital expenditures.

     HERC selectively buys its equipment from vendors with reputations for high product quality, reliability and significant market share. Some of HERC's leading suppliers include Case Corporation, Lull Industries, Inc, the Gradall Co., Deere & Company (John Deere equipment), Ingersoll-Rand Company, JLG Industries, Inc. and Ford.

     Centralized purchasing has allowed HERC to standardize its fleet specifications by model and geographic needs, allowing for economies of scale. HERC has developed a fully automated fleet planning and purchasing process that streamlines and expedites fleet orders.

     The Company believes that HERC's fleet age is a major competitive advantage and assures customer satisfaction with equipment as well as lower maintenance costs. Through aggressive used equipment sales, the Company has been able to maintain an average fleet age of 19.7 months.

     The Company is generally at risk with respect to the residual value of all the equipment used in its industrial and construction equipment rental operations.

     Fleet Disposal

     The Company believes that HERC is the largest distributor of used industrial and construction equipment in the United States and has established itself as a highly reliable supplier of used equipment. In 1996, HERC disposed of equipment having an original cost of over $140 million. All used equipment is sold directly from branch locations.

     Pricing for used HERC equipment has been centralized. Relationships with major equipment brokers and wholesalers allow HERC to trim fleet levels and mix to improve utilization. HERC publishes The Source magazine two to three times per year and distributes it nationally to over 40,000 customers and prospects. This full color publication advertises price, model, year and location of used equipment for sale. The Company also prints a Spanish version.

     This overall used equipment strategy has allowed HERC to maintain what it believes to be the youngest fleet in the industry by selling off assets that are between 24 and 60 months old on average. With a younger fleet, HERC has significantly reduced its maintenance and repair costs which are largely covered by manufacturer warranties. The Company has been able to exploit its significant presence in the U.S. market for sales of used industrial and construction equipment, to actively manage its fleet size and, in particular, to reduce fleet levels during typical seasonal downturns.

STRATEGIC INFORMATION SYSTEMS

     Centralized control, achieved through the use of the Company's strategic systems technology, of major business processes such as reservations, rate structures and fleet control provides the disciplined environment in which the Company can deliver consistent quality service at its car rental and equipment rental operations. The Company has over 3,900 MIPS (millions of instructions per second) of computing power and over four Terabytes (trillion characters) of online data storage to run its global reservations, point-of-sale, administrative and financial systems. The Company maintains real-time communications with its many locations by means of what it believes is the largest private data network in the industry.

     In 1991, the Company began centralizing its worldwide information technology resources in Oklahoma City, Oklahoma. This project, which is expected to be completed by 1999, is expected to allow the Company to gain efficiencies in support and development and to continue improving productivity and cost effectiveness.

     Global Reservations System

     The Company's global reservations system operates through real-time, on-line centers on five continents. Direct access with other computerized reservations systems allow real-time processing for travel agents and corporate travel departments. Company rental locations worldwide depend upon the global reservations system to provide information critical to fleet and personnel planning, rate management and the timely computerized delivery of reservations. Customer information captured and made available in the reservations process support such premium services as Hertz #1 Club Gold.

     The Company's reservations system annually handles approximately 40 million incoming calls, during which customers inquire about locations, rates and availability, and place or modify reservations. In addition, millions of inquiries and reservations come to the Company through travel agents and travel industry partners. The Company maintains and continually monitors quality standards for accuracy and consistency in the reservations process. Regardless of where in the world the customer may be, the Company's reservations system is designed to ensure that availability of cars, rates and personal profile information is reliably applied and that correct information is delivered at the proper time to the customer's rental destination.

     The Company expects to complete its transition to a state of the art, client-server based reservations system at its Oklahoma City reservations center in the second quarter of 1997. This new system is expected to allow for greater accuracy and speed in processing reservations, thereby improving customer service. The client-server architecture minimizes the need for additional computer equipment as the demands of the business grow. Additionally, the design of the new system is expected to be more flexible, facilitating rapid response to changing market demands.

     The Company also is in the process of consolidating individual European reservations centers into a single facility in Ireland. As a result, the Company expects to realize substantial cost savings, while providing uniformly high service levels. Currently, the European and domestic reservations systems are linked, providing for global reservation capabilities.

     Yield Management System

     Yield management affords the opportunity to achieve greater returns from a fixed number of assets. The Company's yield management system is designed to optimize revenue through controlling, simultaneously, the availability of various rates as well as the availability of cars. The system monitors the flow of demand over time on a location by location basis, in order to supply a sufficient number of cars at those times when available rates are high.

     Enhancements to the yield management system are produced on an ongoing basis. The Company is currently developing a car distribution optimization program, which is expected to be fully integrated with the yield management system, and anticipates that this program will be made available throughout the Company's major locations in the United States by 1998. This enhancement is expected to facilitate the distribution of cars among rental locations within a regional area to take maximum advantage of demand and price opportunities over a period of time.

     In the Company's European operations, the yield management system is expected to be introduced with modifications appropriate to those markets.

     Competitive Rate Detection

     The Company recognizes that it is essential to respond promptly to pricing changes in the marketplace. The ability to respond rests on the ability to detect pricing changes when they occur. The Company believes it has the most sophisticated competitive price detection software in the industry. Developed internally and using global distribution systems (such as United Airlines' Apollo system and American Airlines' Sabre system) for its source of information, competitors' rates are electronically canvassed nightly. "Scouting" routines are used to identify future rates in the marketplace. If rate changes are detected, they result in more in-depth canvassing, as appropriate. The benefit of this system is to provide enhanced awareness of competitive rate changes far more frequently, and for a greater number of locations and time periods, than would otherwise be available.

     Internationally, canvassing is generally done manually, due to the limited information available concerning competitors in the global distribution systems. However, the Company's European operations have in place a reporting system which, while dependent on manual input, parallels the information available in the United States.

     Cost Allocation Model

     The Company's cost allocation model supports the Company's objective that all segments of its businesses must provide contributions above a strategically set threshold. Contribution per rental day is determined by location, business segment and car and equipment category by using data from the financial management system, the fleet accounting system, the marketing database and the yield management process. Additional models, based on this core cost allocation model, allow the sales department to determine the profitability of customer accounts by rental location.

     To support the Company's European operations, a comparable cost allocation model is used to reflect the individual operating environments of the respective countries and to manage profitability.

     Disaster Recovery; Year 2000 Date Conversion

     The Company's systems disaster recovery planning is a comprehensive, ongoing process which is updated as products are developed, tested and modified. Disaster recovery for reservations, financial and other strategic systems is provided at alternative locations serviced by third parties or at Company maintained facilities.

     In 1997, the Company will commence, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. Project completion is planned for the middle of 1999 at an estimated total cost of approximately $15 million. The Company expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

OTHER OPERATIONS OF THE COMPANY

     Claim Management

     The Company's wholly-owned subsidiary, Hertz Claim Management Corporation, provides claim administration services to the Company and to numerous customers. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. Prior to March 1, 1996, the Company, through a subsidiary, also administered for the Company's operations and others, workers' compensation and medical, dental and other employee health benefit claims. That subsidiary, renamed HCM Claim Management Corporation, was sold at a profit to an investor group during 1996. However, Hertz Claim Management Corporation continues to administer liability claims for the Company and for outside clients.

     Telecommunications

     In 1991, the Company began purchasing and reselling telecommunications services through its subsidiary, Hertz Technologies, Inc. ("HTI"). HTI takes advantage of the Company's negotiated rates with its telecommunications carriers to market custom designed rate packages and services to small and medium size businesses throughout the United States. Available services include call detail and management reports, inbound/outbound call packages and travel calling card services that include voice mail and fax options.

     The knowledge of competitive telecommunications services gained from developing a leading management information system for the Company's car rental operations has resulted in significant savings to the Company. Due to the nature of the telecommunications business, there is very little overhead or capital investment required. Services are sold through independent sales agents and other groups. HTI provides its services from Oklahoma City, Oklahoma.

SELF INSURANCE

     For its domestic operations, the Company is, where permitted by applicable local law, a qualified self insurer against liability resulting from accidents under certificates of self insurance for financial responsibility in all states where its cars are registered. The Company also self insures general public liability and property damage for all domestic operations. Since July 1, 1987, all claims have been retained and borne by the Company up to a limit of $5 million for each occurrence, and the Company has maintained insurance with unaffiliated carriers in excess of $5 million up to $450 million per occurrence. Hertz Claim Management Corporation, a wholly-owned subsidiary of the Company, administers this public liability and property damage program through a network of eight regional offices throughout the United States.

     For its international operations, the Company purchases insurance to comply with local legal requirements. From January 1, 1993 through December 31, 1996, vehicle liability insurance purchased locally from unaffiliated carriers by Company-owned operations in Europe was reinsured by Hertz International RE Limited, a wholly-owned subsidiary of the Company operating as a reinsurer in Dublin, Ireland. Hertz International RE Limited is responsible for the first $1.5 million of motor vehicle liability for each accident during this period, with excess liability insurance coverage maintained by the Company with unaffiliated carriers. Effective January 1, 1997, the Company replaced the unaffiliated carrier that was the fronted insurer for claims up to $1.5 million by establishing a wholly-owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Probus now underwrites the Company's Pan-European motor vehicle liability program (except in Switzerland and Denmark) up to $1.5 million per occurrence. Excess coverage for claims that exceed $1.5 million per occurrence continue to be maintained with unaffiliated carriers. In the Company's international operations other than Europe, the Company is self-insured at various amounts up to $100,000 per occurrence, and maintains excess liability insurance coverage up to $450 million per occurrence with unaffiliated carriers.

     Provisions for public liability and property damage on self-insured domestic claims and reinsured foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 1996, this liability was estimated at $321 million for combined domestic and foreign operations.

     Ordinarily, collision damage costs and the costs of stolen or unaccounted for cars are carried on a self-insured basis, with such costs being charged to expense as incurred.

     HERC generally requires its customers to provide their own liability insurance on rented equipment with HERC held harmless under various agreements.

     Other types of insurance usually carried by business organizations, such as workers compensation, (i.e., on a fronted basis up to $5 million per occurrence) property (including boiler and machinery and business interruption), commercial crime and fidelity, performance bonds and directors and officer's liability insurance, are purchased from various insurance companies in amounts deemed adequate by the Company for the respective hazards. The Company and its directors and officers participate as additional insureds in certain insurance policies maintained by Ford.

COMPETITION

     The markets in which the Company operates are highly competitive. In any given location, the Company may encounter competition from national, regional and local companies. In the United States, the Company's principal competitors in the business car rental market are Avis, Inc. and National Car Rental System, Inc., and in the leisure market, the Company's principal competitor is Alamo Rent-A-Car, Inc. In Europe, the Company's principal competitors in the car rental market are Avis Europe plc, Europcar and, operating principally through licensees, Budget Rent a Car Corporation. The Company competes primarily on the basis of customer service and price. In addition, the Company believes extensive worldwide ownership of its operations and its access to the global capital markets provide it with an advantage over its competitors.

     The Company, through H.I.R.E., intends to expand its presence in the insurance replacement market in the United States where Enterprise Rent-A-Car Company is currently the dominant participant.

     The Company believes that HERC is the largest equipment rental company in the United States. HERC's competitors range from large national companies such as U.S. Rentals, BET Plant Services and Prime Equipment to small regional businesses. HERC's competitive success is, in part, due to its state of the art systems for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet and its established national accounts program.

     The Company believes that price is one of the primary competitive factors in the car and industrial and construction equipment rental markets. Competitors of the Company, many of which have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that the Company matches downward competitor pricing, it could have an adverse impact on the Company's results of operations. To the extent that the Company is not willing to match competitor pricing, it could also have an adverse impact on the Company's results of operations as the Company may lose market share.

EMPLOYEES

     On December 31, 1996, the Company employed approximately 21,000 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 5,400 employees in the United States are presently in effect under 167 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts which cover approximately 1,500 of these employees will expire during 1997. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans, and an income savings plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. The Company has had no material work stoppage as a result of labor problems during the last 10 years. The Company believes its labor relations to be good.

     In addition to the employees referred to above, the Company employs a substantial number of temporary workers, and engages outside services, as is customary in the industry principally for the non-revenue movement of the rental fleet between locations.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     Throughout the world, the Company is subject to numerous types of governmental controls, including those relating to price regulation and advertising, currency controls, labor matters, charge card operations, environmental protection, used car sales and franchising.

     The Company's operations, as well as those of its competitors, could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies, the operations of all car and industrial and construction equipment renting and leasing companies could be adversely affected. Historically, there has been no disruption of operations resulting from lack of fuel availability.

     Since 1992, in the Company's New York region (which includes parts of New Jersey and Connecticut), the Company has been assessing higher rental rates for renters who reside in the New York City boroughs of the Bronx, Brooklyn or Queens to offset costs resulting from a higher incidence of accidents involving renters residing in such boroughs. The City of New York passed an ordinance prohibiting such pricing practice. The Company filed suit against The City of New York claiming that such ordinance was in violation of federal anti-trust laws. The Company's claim was rejected in U.S. District Court, and the Company appealed to the U.S. Court of Appeals for the Second Circuit. That Court remanded the proceeding to the U.S. District Court for trial. Pending the outcome of the action in the U.S. District Court, the Court has stayed the ordinance, permitting the Company to continue its pricing practice. If the Company is ultimately unsuccessful in challenging the ordinance, the Company believes it could take actions to mitigate the higher costs that would be experienced from such rentals. Accordingly, the Company believes that an adverse outcome would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Texas Department of Insurance (the "TDI") is currently reviewing the Company's practice of offering certain insurance products underwritten by unaffiliated third parties to car rental customers in Texas. Among other things, the TDI is considering whether the Company's counter sales representatives in Texas should be licensed to sell insurance. While the Company does not believe that the enrollment of customers in such policies requires that representatives be licensed to sell insurance, the Company is unable to predict what determination the TDI will make or what action, if any, it will take. The Company does not believe, however, that the outcome of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The environmental legal and regulatory requirements applicable to the Company's operations pertain to (i) the operation of automobiles, trucks and other vehicles such as heavy equipment and buses; (ii) the ownership and operation of tanks for the storage of petroleum products, including gasoline, diesel fuel and used oil; and (iii) the generation, storage, transportation and disposal of waste materials, including used oil, car wash sludge and waste water. The Company has made, and will continue to make, expenditures to comply with environmental laws and regulations.

     The use of automobiles and other vehicles is subject to various governmental requirements designed to limit environmental damage, including that caused by emissions and noise. Generally, these requirements are met by the manufacturer except, on occasion, equipment failure requiring repair by the Company. Measures are being taken at certain locations in states that require the installation of Stage II Vapor Recovery equipment to reduce the loss of vapor during the fueling process.

     The Company operates approximately 500 underground tanks nationwide to store petroleum products, and the Company believes its tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third party claims due to releases. The Company has established a compliance program for its tanks to ensure that (i) the tanks are properly registered with the state in which the tanks are located; and (ii) the tanks have been either upgraded or replaced to meet federal and state leak detection and spill, overfill and corrosion protection requirements. The Company anticipates spending approximately $2.9 million in 1997 and approximately $1 million in 1998 to complete the registration and upgrade or replacement of such tanks.

     The Company is also incurring and providing for expenses for the cleanup of contamination from fuel discharges at its owned and leased properties, as well as contamination at other locations at which the Company's wastes have reportedly been identified. With respect to cleanup expenditures for fuel discharges at the Company's owned or leased properties, the Company has received reimbursement, in whole or in part, from certain states that maintain underground storage tank petroleum cleanup funds. Such funds have been established to assist tank owners in the payment of cleanup costs associated with releases from registered tanks. The Company expects to continue to receive reimbursement for cleanup costs incurred due to releases from certain of its tanks. With respect to off-site locations at which the Company's wastes have reportedly been identified, the Company has been and continues to be required to contribute to cleanup costs due to strict joint and several cleanup liability under federal and state statutes for companies that send wastes to such off-site locations for disposal. The Company has recovered a substantial amount of such costs incurred through settlements with its insurance carriers.

     Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of cleanup for which the Company may be liable, in whole or part. Accordingly, while the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that the Company's future environmental liabilities will not be material to the Company's consolidated financial position or results of operations.

ITEM 2. PROPERTIES.

     As of December 31, 1996, the Company's owned operations were carried on at 2,328 locations worldwide, including rental and sales offices, car sales locations and service facilities located on or near airports and in central business districts in major U.S. cities and suburban areas. Most of such premises are leased, except for 115 that are owned in fee. The Company has various concession agreements with governmental authorities charged with the operation of airports under arrangements generally providing for payment of rents and a percentage of revenues with a guaranteed annual minimum fee. See
Note 9 of the Notes to the Company's consolidated financial statements included in this Report.

     The Company has three major facilities in the vicinity of Oklahoma City, Oklahoma (one of which is operated under a capital lease and two of which are owned) at which reservations for its worldwide car rental operations are processed, global strategic information systems are serviced and major domestic and international accounting functions are performed. The Company maintains its executive offices in a facility leased from a joint venture, in which the Company has a 50% interest, in Park Ridge, New Jersey. The Company is exploring purchasing the remaining 50% equity interest in the joint venture that owns the facility. The Company does not expect such transaction to have a material adverse effect on its financial position.

ITEM 3. LEGAL PROCEEDINGS.

     In July 1996, the Company was sued in Harris County, Texas District Court in a purported class action in which the plaintiff alleges that the Company's practice of providing certain insurance products violates the Texas Insurance Code because the Company did not obtain approval to sell insurance or obtain regulatory approval of the premiums it charges. The complaint seeks restitution of excessive premiums, equitable rescission of all insurance contracts entered into by the class members, a declaratory judgment that the Company is selling insurance illegally in Texas and injunctive relief. Currently the action is in its preliminary stages and the class has not been certified. While it is possible that the action could result in significant liability to the Company, the Company does not expect the action to have a material adverse effect on the Company's consolidated financial position or results of operations.

     In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding common stock of the Company is owned by Ford. As of December 31, 1996, there is no market for the Company's common stock. However, as stated above, the Company filed a registration statement with the Securities and Exchange Commission for a potential public offering of less than 20% of the Company's common stock.

     Dividends on the Company's common stock are paid when declared by the Board of Directors. The Company paid no cash dividends in 1996 and paid cash dividends on its common stock to Ford of $25 million in 1995. On February 27, 1997, the Company paid a dividend of $460 million on its common stock to Ford in the form of an intercompany note, which was fully repaid by March 10, 1997.

     Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 1996, approximately $331 million of consolidated stockholders' equity was free of such limitations.

     On February 27, 1997, the Company issued 1,290 shares of its 5.11% Cumulative Series C Preferred Stock, par value $.01 per share, to Ford in exchange for U.S. treasury securities having an aggregate fair market value at that time of $129 million. The Company believes that this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 because the securities were sold to a single sophisticated investor who was purchasing for investment without a view to further distribution.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

     The selected consolidated income statement data for each of the years in the three-year period ended December 31, 1996, and consolidated balance sheet data as of December 31, 1996 and 1995 presented below were derived from the audited consolidated financial statements of the Company and the related notes thereto included in this Report. The selected consolidated income statement data for each of the years in the two-year period ended December 31, 1993, and consolidated balance sheet data as of December 31, 1994, 1993 and 1992 presented below were derived from audited consolidated financial statements of the Company and the related notes thereto not included in this Report. The financial data presented below and the related notes thereto should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in this Report.

                                                                       YEARS ENDED DECEMBER 31
                                                         ----------------------------------------------------
DOLLARS IN MILLIONS                                        1996       1995       1994       1993       1992
-------------------                                      --------   --------   --------   --------   --------
INCOME STATEMENT DATA
Revenues
Car rental............................................   $3,161.6   $2,911.7   $2,581.2   $2,177.5   $2,124.1
Industrial and construction equipment rental..........      392.3      332.3      263.1      215.8      208.8
Car leasing...........................................       35.4       35.6      231.4      209.3      241.0
Other(a)..............................................       79.0      121.0      218.7      252.2      242.3
                                                         --------   --------   --------   --------   --------
    Total revenues....................................    3,668.3    3,400.6    3,294.4    2,854.8    2,816.2
                                                         --------   --------   --------   --------   --------
Expenses
Direct operating......................................    1,795.1    1,724.8    1,766.2    1,647.1    1,627.5
Depreciation of revenue earning equipment(b)..........      892.7      803.9      702.7      523.9      496.8
Selling, general and administrative...................      425.2      392.5      385.5      336.0      353.3
Interest, net of interest income of $10.4, $16.8,
  $7.2, $11.3 and $3.6................................      298.8      307.1      277.2      245.4      306.9
                                                         --------   --------   --------   --------   --------
    Total expenses....................................    3,411.8    3,228.3    3,131.6    2,752.4    2,784.5
                                                         --------   --------   --------   --------   --------
Income before income taxes............................      256.5      172.3      162.8      102.4       31.7
Provision for taxes on income(c)......................       97.9       67.1       71.7       49.0       21.7
                                                         --------   --------   --------   --------   --------
Income before cumulative effect of change in
  accounting principle................................      158.6      105.2       91.1       53.4       10.0
Cumulative effect on prior years of change in method
  of accounting for postretirement benefits(d)........      --         --         --         --          (4.3)
                                                         --------   --------   --------   --------   --------
Net income............................................   $  158.6   $  105.2   $   91.1   $   53.4   $    5.7
                                                         ========   ========   ========   ========   ========
Ratio of earnings to fixed charges(e).................        1.7        1.4        1.4        1.3        1.1
                                                         ========   ========   ========   ========   ========

                                                                            AT DECEMBER 31
                                                         ----------------------------------------------------
DOLLARS IN MILLIONS                                        1996       1995       1994       1993       1992
-------------------                                      --------   --------   --------   --------   --------
BALANCE SHEET DATA
Revenue earning equipment
  Cars................................................   $4,318.3   $3,627.2   $3,854.4   $2,417.0   $1,871.2
  Other equipment.....................................      717.4      543.0      406.0      285.5      251.4
Total assets..........................................    7,649.2    6,656.6    6,520.8    4,688.5    4,222.0
Total debt............................................    5,091.8    4,297.5    4,413.9    2,940.5    2,549.9
Stockholders' equity..................................      989.4      836.3      735.9      616.7      579.5

                                                                    YEARS ENDED OR AT DECEMBER 31
                                                         ----------------------------------------------------
                                                           1996       1995       1994       1993       1992
                                                         --------   --------   --------   --------   --------
SELECTED OPERATING DATA
Car rental and other operations:
  Number of owned and licensee locations..............      5,435      5,480      5,498      5,594      5,687
  Number of owned locations...........................      2,208      2,171      2,254      2,369      2,487
  Peak number of owned and licensee cars operated
    during period.....................................    389,000    376,800    378,700    332,500    323,700
  Average number of owned cars operated during
    period............................................    283,900    263,600    276,100    236,500    230,300
  Number of transactions of owned car rental
    operations during period (in thousands)...........     20,110     18,799     17,811     15,623     14,887
  Average revenue per transaction of owned car rental
    operations during period (in whole dollars).......   $    157   $    155   $    145   $    139   $    143
Equipment rental operations:
  Number of locations.................................        120        104         95         85         89
  Average cost of rental equipment operated during
    period (in millions)..............................   $  822.9   $  650.4   $  504.1   $  428.3   $  423.2

---------------
(a) Includes fees from licensees (other than expense reimbursement from licensees), revenue from claim management and telecommunications services and, prior to 1995, revenues from a car dealership operation in Europe.

(b) For 1996, 1995, 1994, 1993 and 1992 includes net credits of $23.2 million, $6.4 million, $23.0 million, $28.1 million and $16.9 million, respectively, primarily from net proceeds received in excess of book value on the disposal of revenue earning equipment. Effective July 1, 1994, certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment used in the industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized upon disposal of the equipment. As a result of this change, depreciation of revenue earning equipment for the year 1995 and the year 1994 decreased by $12.0 million and $9.6 million, respectively.

(c) Includes credits of $13.9 million, $2.0 million and $9.8 million for the years 1996, 1993 and 1992, respectively, resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax-sharing arrangements between the Company and its former parent companies, UAL Corporation ("UAL") and RCA Corporation ("RCA"). For the year 1995, includes $6.5 million of credits relating to foreign taxes which were offset against U.S. income tax liabilities. For the year 1993, includes a $1.1 million charge relating to the increase in net deferred tax liabilities as of January 1, 1993 due to changes in the tax laws enacted in August 1993.

(d) Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, which requires that postretirement health care and other non-pension benefits be accrued during the years the employee renders the necessary service.

(e) Earnings have been calculated by adding interest expense and the portion of rentals estimated to represent the interest factor to income before income taxes. Fixed charges include interest charges (including capitalized interest) and the portion of rentals estimated to represent the interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company is engaged principally in the business of renting and leasing cars and renting industrial and construction equipment. The Company's revenues principally are derived from rental and related charges. Revenues consist of:

     - Car rental revenues (revenues from all owned car operations, including loss or collision damage waivers, liability insurance and other products)

     - Industrial and construction equipment rental revenues

     - Car leasing revenues

     - Other revenues (fees from the Company's licensees, revenues from the Company's claim management and telecommunications services and, prior to 1995, a car dealership operation in Europe)

     The Company's expenses consist of:

     - Direct operating expenses (primarily wages and related benefits; concessions and commissions paid to airport authorities, travel agents and others; and other costs relating to the operation and rental of the revenue earning equipment, such as maintenance and reservations)

     - Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and industrial and construction equipment.

     - Selling, general and administrative expenses (including advertising)

     - Interest expense relating primarily to the funding of the acquisition of revenue earning equipment

     The Company's profitability is primarily a function of the volume and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on the Company's profitability, depending on the ability of the Company to adjust pricing for these changes. The Company's business requires significant expenditures for cars and equipment and the Company consequently requires substantial liquidity to finance such expenditures.

     At December 31, 1996, 83% of the cars in the Company's car rental fleet were subject to repurchase by automobile manufacturers under guaranteed repurchase programs pursuant to which automobile manufacturers agree to repurchase cars, subject to certain car conditions and mileage requirements, at a specified price after a minimum period of service. In the United States, the Company expects the percentage of its car rental fleet subject to repurchase programs to decrease. See "Business -- Worldwide Car Rental -- Car Acquisition". The Company's industrial and construction equipment rental fleet is not subject to such guaranteed repurchase programs.

     The following discussion and analysis provides information that management believes to be relevant to understanding the Company's consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in the Company's consolidated financial statements included in this Report.

RESULTS OF OPERATIONS

     The following table sets forth for each of the years indicated, the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                                    PERCENTAGE OF REVENUES
                                                                    YEARS ENDED DECEMBER 31
                                                                  ---------------------------
                                                                  1996       1995       1994
                                                                  -----      -----      -----
Revenues:
  Car rental................................................       86.2%      85.6%      78.4%
  Industrial and construction equipment rental..............       10.7        9.8        8.0
  Car leasing...............................................         .9        1.0        7.0
  Other.....................................................        2.2        3.6        6.6
                                                                  -----      -----      -----
                                                                  100.0      100.0      100.0
                                                                  -----      -----      -----
Expenses:
  Direct operating..........................................       48.9       50.7       53.6
  Depreciation of revenue earning equipment.................       24.3       23.6       21.3
  Selling, general and administrative.......................       11.6       11.6       11.7
  Interest, net of interest income..........................        8.2        9.0        8.4
                                                                  -----      -----      -----
                                                                   93.0       94.9       95.0
                                                                  -----      -----      -----
Income before income taxes..................................        7.0        5.1        5.0
Provision for taxes on income...............................        2.7        2.0        2.2
                                                                  -----      -----      -----
Net income..................................................        4.3%       3.1%       2.8%
                                                                  =====      =====      =====

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Revenues

     The Company achieved record revenues of $3,668.3 million in 1996, which increased by 7.9% from $3,400.6 million in 1995.

     Revenues from car rental operations of $3,161.6 million in 1996 increased by 8.6% from $2,911.7 million in 1995. This increase resulted primarily from an increase in the number of transactions both in the United States and international operations and an increase in prices primarily in the United States, while prices remained substantially unchanged for the Company's international operations. These increases were partly offset by a decrease in revenues due to changes in foreign exchange rates.

     Revenues from industrial and construction equipment rental of $392.3 million in 1996 increased by 18.1% from $332.3 million in 1995, primarily due to an increase in volume resulting from the opening of new locations and an acquisition in 1996 and increased activity in industrial related markets, both from new and existing customers.

     Revenues from all other sources of $114.4 million in 1996 decreased by 26.9% from $156.6 million in 1995, primarily due to lower revenues in the Company's claim administration service operations, a large part of which was sold as of February 29, 1996.

     Expenses

     Total expenses of $3,411.8 million in 1996 increased by 5.7% from $3,228.3 million in 1995, although total expenses as a percentage of revenues decreased to 93.0% in 1996 from 94.9% in 1995.

     Direct operating expenses of $1,795.1 million in 1996 increased by 4.1% from $1,724.8 million in 1995, but were lower in 1996 as a percentage of revenues due to more efficient fixed cost coverage. Wages and related benefits and concessions and commissions decreased as a percentage of revenues, partly offset by increased expenses related to the development of the Company's global reservations and strategic information systems.

     Depreciation of revenue earning equipment for the car rental and car leasing operations of $814.8 million in 1996 increased by 9.2% from $745.9 million in 1995, primarily due to an increase in the number of cars operated and an increase in the cost of cars acquired in both the United States and international operations. These increases were partly offset by an improvement in the net proceeds received in 1996 in excess of book value on the disposal of the cars (which resulted in a gain of $2.5 million in 1996 as compared to a loss of $7.5 million in 1995) due to improved market conditions for the sale of used vehicles.

     Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $77.9 million in 1996 increased by 34.3% from $58.0 million in 1995, primarily due to an increase in both the volume and cost of equipment operated. This increase was partly offset by an improvement in the net proceeds received in 1996 in excess of book value on the disposal of the equipment to $20.7 million in 1996 from $13.8 million in 1995 due to an increase in the volume of equipment sold and improved market conditions for the sale of used equipment.

     In view of the favorable market environment in 1996 and 1995 for the sale of used equipment in the industrial and construction equipment rental business, effective January 1, 1997, certain estimated useful lives being used to compute the provision for depreciation will be increased to reflect the anticipated changes in the estimated residual values to be realized when the equipment is sold. This should result in lower annual depreciation charges and lower gains on the disposal of the used equipment than has been the case in 1996 and 1995.

     Selling, general and administrative expenses of $425.2 million in 1996 increased by 8.3% from $392.5 million in 1995, but remained at 11.6% of revenue. The increase in 1996 resulted from increases in advertising costs, sales expenses and general and administrative costs.

     Interest expense of $298.8 million in 1996 decreased 2.7% from $307.1 million in 1995, primarily due to lower interest rates in 1996, partially offset by higher debt levels (which were required to finance growth and, increases in the cost of cars and industrial and construction equipment), and lower interest income received in 1996 as compared to 1995. See Note 2 to the Notes to the Company's consolidated financial statements included in this Report.

     The tax provision of $97.9 million in 1996 increased 45.9% from $67.1 million in 1995. The effective tax rate in 1996 was 38.2% as compared to 38.9% in 1995. This change was primarily due to the higher income before income taxes in 1996, partly offset by a one-time credit of $13.9 million included in 1996. This credit resulted from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the Company and its former parent companies. The tax provision in 1995 included $6.5 million of credits relating to foreign taxes paid which were offset against U.S. income tax liabilities. Reported tax provisions for each of the years 1996 and 1995 also include a required tax provision of $5.8 million resulting from the amortization of intangible assets that is not deductible for tax purposes. See Notes 1, 8 and 12 of the Notes to the Company's consolidated financial statements included in this Report.

     Net Income

     The Company achieved record net income of $158.6 million in 1996 representing an increase of 50.8% from $105.2 million in 1995. This increase was primarily due to higher revenues in the U.S. car and industrial and construction equipment rental operations, the tax credit of $13.9 million included in 1996 referred to above, decreased expenditures in 1996 as a percentage of revenues particularly in the U.S. car rental operations, partly offset by increased expenditures in 1996 as a percentage of revenues in the international car rental operations.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

     Revenues

     The Company achieved record revenues of $3,400.6 million in 1995, which increased by 3.2% from $3,294.4 million in 1994.

     Revenues from car rental operations of $2,911.7 million in 1995 increased by 12.8% from $2,581.2 million in 1994, resulting primarily from increases in the volume of transactions, higher prices, as well as favorable changes in foreign exchange rates.

     Revenues from industrial and construction equipment rental of $332.3 million in 1995 increased by 26.3% from $263.1 million in 1994, primarily due to an increase in volume resulting from the opening of new locations and increased activity in industrial related markets both from new and existing customers.

     Revenues from all other sources of $156.6 million in 1995 decreased by 65.2% from $450.1 million in 1994, primarily due to the sale of the Company's car leasing and car dealership operations in Europe effective January 1, 1995. See Note 5 to the Notes to the Company's consolidated financial statements included in this Report.

     Expenses

     Total expenses of $3,228.3 million in 1995 increased by 3.1% from $3,131.6 million in 1994. As a percent of revenues total expenses remained substantially unchanged in 1995 as compared to 1994.

     Direct operating expenses of $1,724.8 million in 1995 decreased by 2.3% from $1,766.2 million in 1994, and as a percentage of revenues to 50.7% in 1995 from 53.6% in 1994. This improvement was principally due to the sale of the Company's European car leasing and car dealership operations in 1995 and lower costs in the U.S. car rental operations for public liability and property damage claims, partly offset by an increase in all other operating costs resulting from the increase in the volume of business.

     Depreciation of revenue earning equipment for the car rental and car leasing operations of $745.9 million in 1995 increased by 12.5% from $662.9 million in 1994, primarily due to an increase in the cost of cars and lower net proceeds received in 1995 in excess of book value on the disposal of the cars (which resulted in a loss of $7.5 million in 1995 as compared to a gain of $9.8 million in 1994) due to a weak U.S. market for the sale of used cars in 1995. These increases were partly offset by lower depreciation due to the sale of the European car leasing operation in 1995.

     Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $58.0 million in 1995 increased by 45.7% from $39.8 million in 1994, primarily due to increases in the volume of equipment operated and the cost of equipment. These increases were partly offset by a reduction in depreciation of $12.0 million in 1995 due to changes made effective July 1, 1994 increasing certain useful lives being used to compute the provision for depreciation to reflect changes in the estimated residual values to be realized upon disposal of equipment. Gains on the sale of equipment of $13.8 million in 1995 were substantially unchanged from 1994.

     Selling, general and administrative expenses of $392.5 million in 1995 increased by 1.8% from $385.5 million in 1994, remaining substantially the same as a percentage of revenues. The increase in 1995 resulted from increases in sales expense, general and administrative costs and advertising expense. These increases were also partly caused by changes in foreign exchange rates.

     Interest expense of $307.1 million in 1995 increased by 10.8% from $277.2 million in 1994, primarily due to higher interest rates and debt levels which were required to finance growth and increases in the cost of cars and industrial and construction equipment, partly offset by higher interest income in 1995 compared to 1994. See Note 2 to the Notes to the Company's consolidated financial statements included in this Report.

     The tax provision of $67.1 million in 1995 decreased by 6.4% from $71.7 million in 1994. The effective tax rate in 1995 was 38.9% as compared to 44.0% in 1994. These decreases were primarily due to $6.5 million of credits in 1995 relating to foreign taxes paid which were offset against U.S. income tax liabilities, partly offset by the provision required in 1995 due to higher income before income taxes. Reported tax provisions for each of the years 1995 and 1994 also include a required tax provision of $5.8 million resulting from the amortization of intangible assets that is not deductible for tax purposes. See Notes 1, 8 and 12 of the Notes to the Company's consolidated financial statements included in this Report.

     Net Income

     The Company achieved record net income of $105.2 million in 1995 representing an increase of 15.5% from $91.1 million in 1994. This increase was primarily due to lower expenses in 1995 as a percentage of revenues in the international car rental operations principally as a result of the sale of the Company's European car leasing and car dealership operations in 1995, and higher revenues in the U.S. industrial and construction equipment rental operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. On February 5, 1997, S&P affirmed the Company's short-term credit rating at A-1 and reduced its long-term credit rating from A to A-. On February 28, 1997, Moody's confirmed the Company's short-term and long-term credit ratings at P1 and A3, respectively. The Company's primary use of funds is for the acquisition of revenue earning equipment which consists mainly of cars and industrial and construction equipment. For the year ended December 31, 1996, the Company's expenditures for revenue earning equipment were $8,204 million (partially offset by proceeds from the sale of such equipment of $6,445 million). For 1997, the Company expects its expenditures for revenue earning equipment (net of proceeds from the sale of such equipment) to be higher than they were in 1996. These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. Particularly for rental cars, financing requirements are highly seasonal, typically reaching an annual peak during the second and third calendar quarters as fleet levels build up in response to increased rental demand during that period. The typical low point for cash needs occurs during the fourth quarter, coinciding with lower levels of fleet and rental demand. There are well developed methods of disposing of the Company's used cars and equipment which are capable of accommodating the Company's short fleet rotation requirements. See "Business -- Worldwide Car Rental -- Used Car Sales" and "-- Car Acquisition". The Company also makes capital investments for property and non-revenue earning equipment, although the amount of these expenditures ($180 million in 1996, and an estimate of up to $250 million in 1997) are substantially lower than the expenditures for revenue earning equipment. The Company's customer receivables are also liquid with approximately 30 days of total annual sales outstanding.

     To finance its domestic requirements, the Company maintains an active commercial paper program. In July 1996, the seasonal borrowing peak in the 1996 business cycle, the Company had outstanding $1.9 billion of commercial paper. In January 1996, the seasonal borrowing trough, the outstanding amount was approximately $900 million.

     The Company is active in the U.S. domestic medium-term and long-term debt markets. In recent years, the Company has issued approximately $300 million to $400 million annually in investment grade medium-term and long-term debt with various maturities. The proceeds are used for general corporate purposes and to reduce short-term borrowings. From time to time, the Company files with the Securities and Exchange Commission shelf registration statements relating to debt securities to allow for the issuance of unsecured senior, senior subordinated and junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. At December 31, 1996, the Company had available $400 million for issuance under an effective registration statement. The total amount of medium-term and long-term debt outstanding as of December 31, 1996 was $2.6 billion with maturities ranging from 1997 to 2009. This includes $269 million in term loans from Ford, of which $250 million matures on November 15, 1999 and $19 million matures on July 1, 1997. See Note 2 of the Notes to the Company's consolidated financial statements included in this Report.

     Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. The Company guarantees only the borrowings of its subsidiaries in Australia and Canada, which consist principally of commercial paper denominated in local currency. At December 31, 1996, the total debt for the foreign operations was $1,025 million, of which $981 million was short-term (original maturity of less than one year) and

$44 million was long-term. At December 31, 1996, the total amounts outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $123 and $19, respectively.

     At December 31, 1996, the Company had committed bank credit facilities totaling $2.3 billion. Of this amount, $2.1 billion are represented by a combination of 5-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these agreements allow any subsidiary of the Company to borrow under the facilities on the basis of a guarantee by the Company. The 5-year agreements, totalling $1,185 million, currently expire on June 30, 2001, and the 364-day agreements, totalling $895 million, expire on June 25, 1997. The 5-year agreements have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. The 364-day agreements permit the Company to convert any amount outstanding prior to expiration into a two-year term loan. In addition to these bank credit facilities, in February 1997 Ford extended to the Company a line of credit of $500 million, expiring June 30, 1999, and the revolving loan agreement between the Company and Ford dated June 8, 1994 was terminated. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. Following the Offering, Ford may not be willing to extend additional credit to the Company, may change or terminate existing credit facilities it provides to the Company in accordance with their terms or may limit the ability of the Company to raise additional equity capital. The Company intends to continue to maintain committed credit facilities in an amount equal to 100% of its anticipated commercial paper outstanding from time to time.

     The Company has developed an interest rate risk management policy to protect itself from fluctuations in interest rates on its short-term debt portfolio and on its leasing portfolios. The policy is specific as to transaction purpose, acceptable hedging instruments, approval levels required, counterparty eligibility and exposure, effectiveness monitoring and documentation standards. In the United States and Canada, derivatives are used to provide interest rate protection while accessing short-term funding in the commercial paper markets. In Australia and New Zealand, where the Company also has leasing businesses, derivatives are used to effectively match-fund car leases, which have terms from one to five years, with funding of the same term. As the value of the car on lease depreciates, the funding supporting the car also decreases.

     Interest rate hedges provide the Company with an effective means of minimizing interest rate risk. The Company has entered into arrangements to manage its exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. The purpose and effect of these agreements are to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at December 31, 1996 of the swap and FRA agreements is to give the Company an overall effective weighted-average rate on debt of 6.53%, with 41% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.48%, with 49% of debt subject to variable interest rates when not considering the swap and FRA agreements.

     At December 31, 1996, the notional amount of these agreements aggregated $368.4 million of swaps. These notional amounts, however, are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of the interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with financial institutions that are rated "A" or better by the major credit rating agencies. Exposure to individual counterparties is monitored to ensure diversification of risk. At December 31, 1996, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $4.0 million. The $368.4 million notional principal matures as follows (in millions): 1997, $240.7; 1998, $73.3; 1999, $43.4; 2000, $10.7; 2001, $0.2; and
2002, $0.1.

     The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates for certain foreign currency loans and selected marketing programs. These arrangements consist of foreign exchange forward contracts and the purchase of foreign exchange options where the Company has no risk. At December 31, 1996 the total notional amount of these instruments was $23.5 million and the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $.1 million.

     The Company's decision to withdraw earnings or investments from foreign countries is, in some cases, influenced by exchange controls and the utilization of foreign tax credits and may also be affected by fluctuations in exchange rates for foreign currencies and by revaluation of such currencies in relation to the U.S. dollar by the governments involved. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Car rental operations in foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of currency restrictions. Currency restrictions and other regulations historically have not had a material impact on the Company's operations as a whole.

     In 1997, the Company will commence implementing in all of its strategic information systems a year 2000 date conversion project to address all necessary code changes, testing and implementation. Project completion is planned for the middle of 1999 at an estimated total cost of approximately $15 million.

     Car rental is a seasonal business, with decreased travel in both the business and leisure segments in the winter months and heightened activity during the spring and summer. To accommodate increased demand, the Company increases its available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased as well. However, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. In certain geographic markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off-seasons.

     The table below shows capital expenditures (net of proceeds received from the sale of revenue earning equipment) and financial results by quarter for 1996 and 1995.

                                         CAPITAL                       OPERATING
                                       EXPENDITURES                     INCOME          INCOME (LOSS)
                                       (NET OF SALE                 (PRE-TAX INCOME        BEFORE           NET
                                         PROCEEDS                     BEFORE NET           INCOME          INCOME
DOLLARS IN MILLIONS                     RECEIVED)      REVENUES    INTEREST EXPENSE)        TAXES          (LOSS)
-------------------                    ------------    --------    -----------------    -------------    ----------
1996
First Quarter......................      $1,028.1      $  803.1         $ 82.5             $ 15.2          $  8.8
Second Quarter.....................       1,000.1         911.4          144.3               69.3            39.5
Third Quarter......................          67.1       1,060.0          219.9              138.2            74.2
Fourth Quarter.....................        (201.6)        893.8          108.7               33.9            36.1
                                         --------      --------        -------             ------          ------
     Total Year....................      $1,893.7      $3,668.3         $555.4             $256.6          $158.6
                                         ========      ========        =======             ======          ======
1995
First Quarter......................      $  819.1      $  735.7         $ 69.7             $  (.7)         $  (.3)
Second Quarter.....................       1,083.1         858.5          115.1               34.5            19.6
Third Quarter......................        (261.1)        989.8          194.1              109.6            65.1
Fourth Quarter.....................        (405.2)        816.6          100.5               28.9            20.8
                                         --------      --------        -------             ------          ------
     Total Year....................      $1,235.9      $3,400.6         $479.4             $172.3          $105.2
                                         ========      ========        =======             ======          ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

     We have audited the accompanying consolidated balance sheet of The Hertz Corporation (a wholly-owned subsidiary of Ford Motor Company) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows and the financial statement schedule listed in Item 14(a)2 for each of the three years ended December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hertz Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
January 24, 1997, except for Note 14,
as to which the date is March 13, 1997

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31
                                                                ------------------------
DOLLARS IN THOUSANDS                                               1996          1995
--------------------                                            ----------    ----------
                           ASSETS
Cash and equivalents (Note 13)..............................    $  179,311    $  137,257
Receivables, less allowance for doubtful accounts of $12,268
  (1995 -- $7,985) (Schedule II)............................       798,686       789,801
Due from affiliates (Notes 5 and 7).........................       456,025       407,442
Inventories, at lower of cost or market.....................        20,220        17,930
Prepaid expenses and other assets (Note 4)..................        80,530        83,345
Revenue earning equipment, at cost (Note 7):
  Cars......................................................     4,698,656     3,951,351
     Less accumulated depreciation..........................      (380,391)     (324,193)
  Other equipment...........................................       908,106       705,084
     Less accumulated depreciation..........................      (190,677)     (162,073)
                                                                ----------    ----------
       Total revenue earning equipment......................     5,035,694     4,170,169
                                                                ----------    ----------
Property and equipment, at cost:
  Land, buildings and leasehold improvements................       515,063       473,930
  Service equipment.........................................       554,134       507,640
                                                                ----------    ----------
                                                                 1,069,197       981,570
     Less accumulated depreciation..........................      (526,466)     (485,680)
                                                                ----------    ----------
       Total property and equipment.........................       542,731       495,890
                                                                ----------    ----------
Franchises, concessions, contract costs and leaseholds, net
  of amortization...........................................        10,117         7,722
Cost in excess of net assets of purchased businesses, net of
  amortization (Note 5).....................................       525,853       547,074
                                                                ----------    ----------
       Total assets.........................................    $7,649,167    $6,656,630
                                                                ==========    ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable (Note 7)...................................    $  468,817    $  585,663
Accrued salaries and other compensation.....................       171,508       142,096
Other accrued liabilities...................................       384,191       330,923
Accrued taxes...............................................       105,524        74,714
Debt (Notes 2 and 13).......................................     5,091,844     4,297,484
Public liability and property damage (Schedule II)..........       321,118       311,669
Deferred taxes on income (Note 8)...........................       116,800        77,800
Commitments and contingencies (Notes 9, 11 and 13)
Stockholders' equity (Notes 1 and 2):
  Preferred stock --
     Series A, 10% cumulative...............................       236,000       236,000
     Series B, various rates cumulative.....................       249,900       249,900
  Common stock, par value $1 per share, shares issued -- 200
     Class A, 51 Class B and 490 Class C....................             1             1
  Additional capital paid-in................................        59,008        59,008
  Retained earnings.........................................       435,352       276,733
  Translation adjustment....................................         9,129        14,539
  Unrealized holding gains (losses) for available-for-sale
     securities (Note 4)....................................           (25)          100
                                                                ----------    ----------
       Total stockholders' equity...........................       989,365       836,281
                                                                ----------    ----------
       Total liabilities and stockholders' equity...........    $7,649,167    $6,656,630
                                                                ==========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                    YEARS ENDED DECEMBER 31
                                                             --------------------------------------
DOLLARS IN THOUSANDS                                            1996          1995          1994
--------------------                                         ----------    ----------    ----------
Revenues:
  Car rental.............................................    $3,161,605    $2,911,703    $2,581,157
  Industrial and construction equipment rental...........       392,322       332,328       263,154
  Car leasing (Note 5)...................................        35,407        35,548       231,372
  Other (Note 5).........................................        79,049       121,009       218,718
                                                             ----------    ----------    ----------
     Total revenues......................................     3,668,383     3,400,588     3,294,401
                                                             ----------    ----------    ----------
Expenses:
  Direct operating.......................................     1,795,157     1,724,791     1,766,228
  Depreciation of revenue earning equipment (Note 7).....       892,678       803,862       702,644
  Selling, general and administrative....................       425,179       392,518       385,470
  Interest, net of interest income of $10,449, $16,798
     and $7,210 (Note 2).................................       298,800       307,073       277,228
                                                             ----------    ----------    ----------
     Total expenses......................................     3,411,814     3,228,244     3,131,570
                                                             ----------    ----------    ----------
Income before income taxes...............................       256,569       172,344       162,831
Provision for taxes on income (Note 8)...................        97,950        67,138        71,749
                                                             ----------    ----------    ----------
Net income...............................................    $  158,619    $  105,206    $   91,082
                                                             ==========    ==========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        UNREALIZED
                                                                                          HOLDING
                                     COMMON                                                GAINS
                                       AND      ADDITIONAL                             (LOSSES) FOR         TOTAL
                                    PREFERRED    CAPITAL     RETAINED   TRANSLATION   AVAILABLE-FOR-    STOCKHOLDERS'
DOLLARS IN THOUSANDS                  STOCK      PAID-IN     EARNINGS   ADJUSTMENT    SALE SECURITIES      EQUITY
--------------------                ---------   ----------   --------   -----------   ---------------   -------------
Balances at December 31, 1993.....  $ 439,901    $100,099    $105,445    $(28,749)         $  --          $ 616,696
Net Income........................                             91,082                                        91,082
Translation adjustment changes
  during the year.................                                         23,478                            23,478
Redemption of preferred stock.....   (104,000)                                                             (104,000)
Redemption of common and preferred
  stock in excess of par value and
  related expenses................                (41,091)                                                  (41,091)
Stock issued in exchange for
  subordinated promissory note....    150,000                                                               150,000
Unrealized holding losses for
  available-for-sale securities...                                                          (222)              (222)
                                    ---------    --------    --------    --------          -----          ---------
Balances at December 31, 1994.....    485,901      59,008     196,527      (5,271)          (222)           735,943
Net Income........................                            105,206                                       105,206
Cash dividend on common stock paid
  to Ford Motor Company...........                            (25,000)                                      (25,000)
Translation adjustment changes
  during the year.................                                         19,810                            19,810
Unrealized holding gains for
  available-for-sale securities
  during the year.................                                                           322                322
                                    ---------    --------    --------    --------          -----          ---------
Balances at December 31, 1995.....    485,901      59,008     276,733      14,539            100            836,281
Net Income........................                            158,619                                       158,619
Translation adjustment changes
  during the year.................                                         (5,410)                           (5,410)
Unrealized holding losses for
  available-for-sale securities
  during the year.................                                                          (125)              (125)
                                    ---------    --------    --------    --------          -----          ---------
Balances at December 31, 1996.....  $ 485,901    $ 59,008    $435,352    $  9,129          $ (25)         $ 989,365
                                    =========    ========    ========    ========          =====          =========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31
                                                           -----------------------------------------
DOLLARS IN THOUSANDS                                          1996           1995           1994
--------------------                                       -----------    -----------    -----------
Cash flows from operating activities:
  Net income.............................................  $   158,619    $   105,206    $    91,082
  Non-cash expenses:
     Depreciation of revenue earning equipment...........      892,678        803,862        702,644
     Depreciation of property and equipment..............       82,457         79,696         68,646
     Amortization of intangibles.........................       18,232         19,978         19,401
     Provision for public liability and property
       damage............................................      133,417        134,926        159,049
     Provision for losses for doubtful accounts..........        9,912          4,926          6,813
     Write-off of interest on Park Ridge Limited
       Partnership promissory note.......................      --             --               8,586
     Deferred income taxes...............................       39,000         28,500          4,700
     Other...............................................       (3,060)       --             --
  Revenue earning equipment expenditures.................   (8,204,179)    (7,255,250)    (6,873,281)
  Proceeds from sales of revenue earning equipment.......    6,445,337      6,163,455      4,747,409
  Changes in assets and liabilities, net of effects from
     sale in 1996 of certain claim administration service
     operations, and in 1995 of the European car leasing
     and car dealership operations --
       Receivables.......................................      (20,482)      (180,613)      (181,439)
       Due from affiliates...............................      (48,583)       (35,843)       (43,087)
       Inventories and prepaid expenses and other
          assets.........................................       (1,325)        (1,422)        30,463
       Accounts payable..................................     (117,767)       311,498         70,001
       Accrued liabilities...............................       85,192          9,785         74,633
       Accrued taxes.....................................       30,316          6,067          6,656
  Payments of public liability and property damage claims
     and expenses........................................     (123,928)      (127,814)      (118,380)
                                                           -----------    -----------    -----------
     Net cash flows (used for) provided by operating
       activities........................................  $  (624,164)   $    66,957    $(1,226,104)
                                                           -----------    -----------    -----------

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31
                                                              --------------------------------------
DOLLARS IN THOUSANDS                                             1996          1995          1994
--------------------                                          -----------    ---------    ----------
Cash flows from investment activities:
  Property and equipment expenditures.....................    $  (179,802)   $(178,279)   $ (150,569)
  Proceeds from sales of property and equipment...........         44,950       34,148        35,839
  Available-for-sale securities --
     Purchases............................................         (6,219)      (6,375)       (8,145)
     Sales................................................          6,422        6,625         5,221
  Proceeds from sale in 1996 of certain claim
     administration service operations and in 1995 of the
     European car leasing and car dealership operations,
     net of cash and equivalents..........................         15,346       56,560        --
  Purchases of various operations (see supplemental
     disclosures below)...................................         (6,054)      --            (2,044)
                                                              -----------    ---------    ----------
       Net cash flows used for investing activities.......       (125,357)     (87,321)     (119,698)
                                                              -----------    ---------    ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt................        304,604      329,157       719,289
  Repayment of long-term debt.............................       (205,276)    (340,442)     (207,195)
  Short-term borrowings:
     Proceeds.............................................      1,379,740      984,870       736,430
     Repayments...........................................     (1,180,063)    (945,283)     (614,439)
     Ninety day term or less, net.........................        492,526       54,487       864,816
  Cash dividend on common stock paid to Ford Motor
     Company..............................................        --           (25,000)       --
  Payment for the redemption of common and preferred stock
     and related expenses.................................        --            --          (145,091)
                                                              -----------    ---------    ----------
       Net cash flows provided from financing
          activities......................................        791,531       57,789     1,353,810
                                                              -----------    ---------    ----------
Effect of foreign exchange rate changes on cash...........             44           83         3,184
                                                              -----------    ---------    ----------
Net increase in cash and equivalents during the period....         42,054       37,508        11,192
Cash and equivalents at beginning of year.................        137,257       99,749        88,557
                                                              -----------    ---------    ----------
Cash and equivalents at end of year.......................    $   179,311    $ 137,257    $   99,749
                                                              ===========    =========    ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for --
     Interest (net of amounts capitalized)................    $   300,120    $ 313,139    $  257,652
     Income taxes.........................................         38,899       33,775        36,341

     In connection with acquisitions made during the years 1996 and 1994, liabilities assumed were $36 million and $27 million, respectively.

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Merger, Change in Ownership and Capitalization

     The Hertz Corporation (together with its subsidiaries, referred to herein as "Hertz" or the "Company"), which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1918. UAL Corporation ("UAL") (formerly Allegis Corporation) purchased all of the Company's outstanding capital stock from RCA Corporation ("RCA") on August 30, 1985. Park Ridge Corporation ("Park Ridge"), which was 80%-owned by Ford Motor Company ("Ford"), purchased all of the Company's outstanding capital stock from UAL on December 30, 1987. By 1989, Ford reduced its ownership interest in Park Ridge to 49%. On July 19, 1993, Park Ridge (which had no material assets other than the Company) was merged with and into the Company, with the prior stockholders of Park Ridge becoming the stockholders of the Company. The merger has been recorded as a "pooling of interests".

     In March 1994, Ford acquired the Company's common stock owned by Commerzbank Aktiengesellschaft. On April 29, 1994, the Company redeemed its preferred and common stock owned by AB Volvo for $145 million, borrowing the funds from Ford to pay for the redemption, and Ford purchased all of the common stock of the Company owned by Park Ridge Limited Partnership ("Partnership"). This resulted in the Company becoming a wholly-owned subsidiary of Ford. In addition, the $150 million subordinated promissory note of the Company held by Ford Motor Credit Company, a wholly-owned subsidiary of Ford ("FMCC"), was exchanged for $150 million of the Series B Preferred Stock of the Company, and a promissory note in the amount of $18.5 million, owed by the Partnership to the Company was assumed by Ford ("Ford Note"). In connection with these transactions, notes payable were increased by $145 million, the Series A Preferred Stock was reduced by $104 million, and additional capital paid-in was reduced by $41 million; interest expense was increased by $8.6 million and provision for taxes was decreased by $3.0 million; and subordinated promissory notes were reduced by $150 million and Series B Preferred Stock was increased by $150 million. The Ford Note was repaid in 1996.

     As of December 31, 1996, 100% of the Common Stock of the Company was owned by Ford and 100% of the outstanding Preferred Stock was owned by FMCC.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The capital stock of the Company authorized, issued and outstanding as of December 31, 1996, 1995 and 1994 is set forth below.

                                                                                 NUMBER OF SHARES
                                                                PAR VALUE    -------------------------
                                                                   PER                     ISSUED AND
                                                                  SHARE      AUTHORIZED    OUTSTANDING
                                                                ---------    ----------    -----------
Series A Preferred Stock:
  Balance December 31, 1993.................................      $100       4,500,000       3,400,000
  Redemption in 1994........................................                    --          (1,040,000)
                                                                             ---------      ----------
  Balance December 31, 1994, 1995 and 1996..................      $100       4,500,000       2,360,000
                                                                  ====       =========      ==========
Series B Preferred Stock
  Balance December 31, 1993.................................      $100       1,000,000         999,000
  Issued in exchange for subordinated promissory note in
     1994...................................................       100       1,500,000       1,500,000
                                                                             ---------      ----------
  Balance December 31, 1994, 1995 and 1996..................      $100       2,500,000       2,499,000
                                                                  ====       =========      ==========
Class A Common Stock
  Balance December 31, 1993, 1994, 1995 and 1996............      $  1             200             200
                                                                  ====       =========      ==========
Class B Common Stock
  Balance December 31, 1993.................................      $  1             800             311
  Redemption in 1994........................................                    --                (260)
                                                                             ---------      ----------
  Balance December 31, 1994, 1995 and 1996..................      $  1             800              51
                                                                  ====       =========      ==========
Class C Common Stock
  Balance December 31, 1993, 1994, 1995 and 1996............      $  1             800             490
                                                                  ====       =========      ==========

     The holders of Series A Preferred Stock and Series B Preferred Stock are entitled, when, as and if declared by the Board of Directors of the Company, to cumulative annual dividends, but payable only out of funds legally available therefor, compounded annually (if in arrears). The annual dividend rate through December 31, 1998 is 10% for the Series A Preferred Stock and at various rates which average 4.5% for the Series B Preferred Stock. Commencing January 1, 1999 the annual dividend rates for the Series A Preferred Stock and Series B Preferred Stock are subject to adjustment and are reset on an annual basis. The Series A Preferred Stock and the Series B Preferred Stock are redeemable by their terms at the option of the Company at any time, and do not have any voting rights, except that the holders of the Series A Preferred Stock shall have the right to elect two directors in the event of default, and the holders of the Series B Preferred Stock will be granted voting rights in the event of significant and continuing net operating losses.

     The holders of the Class A Common Stock and Class B Common Stock have one vote per share and no special preferences. The holders of the Class C Common Stock have one vote per share and have the right to designate three directors, until such time as fewer than 40 shares thereof (adjusted for stock splits and the like) shall be outstanding, provided, however, that the Class C Common Stock shall in any event have 40% of the general voting power and the right to elect not less than 40% of the members of such Board of Directors, until such time as fewer than 40 shares thereof (as so adjusted) shall be outstanding. The Class C Common Stock is convertible into Class B Common Stock on a share for share basis at any time at the holder's option. Under certain circumstances, shares of Class B Common Stock convert or are convertible into an equivalent number of shares of Class A Common Stock.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Principles of Consolidation

     The consolidated financial statements include the accounts of The Hertz Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions are eliminated.

     Consolidated Statement of Cash Flows

     For purposes of this statement, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. See Merger, Change of Ownership and Capitalization for noncash investing and financing activities.

     Depreciable Assets

     The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment:
  Cars......................................................    3 to 6 years
  Other equipment...........................................    3 to 11 years
Buildings...................................................    20 to 50 years
Leasehold improvements......................................    Term of lease
Service cars and service equipment..........................    3 to 25 years
Franchises, concessions, contract costs and leaseholds......    10 to 40 years
Cost in excess of net assets of purchased businesses........    10 to 40 years

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

     Environmental Conservation

     The use of automobiles and other cars is subject to various governmental controls designed to limit environmental damage, including that caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional equipment failure requiring repair by Hertz. To comply with environmental regulations, measures are being taken at certain locations to reduce the loss of vapor during the fueling process and to maintain and replace underground fuel storage tanks. Hertz is also incurring and providing for expenses for the cleanup of fuel discharges and other alleged violations of environmental laws arising from the disposition of waste products. Hertz does not believe that it will be required to make any material capital expenditures for environmental control facilities or to make any other material expenditures to meet the requirements of governmental authorities in this area. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

     Public Liability and Property Damage

     Provisions for public liability and property damage on self-insured domestic claims and reinsured foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states wherein its vehicles are registered. The Company also self-insures general public

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) liability and property damage for all domestic operations. Since July 1, 1987, all claims have been retained and borne by the Company up to a limit of $5 million for each occurrence, and the Company has maintained insurance with unaffiliated carriers in excess of $5 million up to $450 million per occurrence.

     For its foreign operations, the Company purchases insurance to comply with local legal requirements. From January 1, 1993 through December 31, 1996, vehicle liability insurance purchased locally from unaffiliated carriers by Company owned operations in Europe was reinsured by Hertz International RE Limited, a wholly-owned subsidiary of the Company operating as a reinsurer in Dublin, Ireland. Hertz International RE Limited effectively responded to the first $1.5 million of motor vehicle liability for each accident during this period, with excess liability insurance coverage maintained by the Company with unaffiliated carriers. Effective January 1, 1997, the Company replaced an unaffiliated carrier that was the fronted insurer for claims up to $1.5 million per occurrence by establishing a wholly-owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Probus now underwrites the Company's European vehicle liability program (except in Switzerland and Denmark) up to $1.5 million per occurrence. Excess coverage for claims that exceed $1.5 million continues to be maintained with unaffiliated carriers. In the Company's foreign operations other than Europe, the Company is self insured at various amounts up to $100,000 per occurrence, and maintains excess liability insurance coverage up to $450 million per occurrence with unaffiliated carriers.

     Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in the stockholders' equity section of the consolidated balance sheet. Foreign currency gains and losses resulting from transactions are included in earnings.

     Income Taxes

     Effective April 30, 1994, the Company and its domestic subsidiaries are filing consolidated Federal income tax returns with Ford. The Company and its domestic subsidiaries filed consolidated Federal income tax returns after December 31, 1987; prior thereto, from September 1, 1985 to December 31, 1987 they were included in the consolidated Federal income tax return of UAL, and prior thereto in the consolidated Federal income tax return of RCA. The Company provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that under a tax sharing arrangement with Ford, the Company's right to reimbursement for foreign tax credits is determined based on the usage of such foreign tax credits by the consolidated group. By virtue of its controlling beneficial ownership of the Company, Ford effectively controls all of the Company's tax decisions. The Company and its subsidiaries account for investment tax credits under the flow-through method. As of December 31, 1996, U.S. income taxes have not been provided on $209 million in undistributed earnings of subsidiaries that have been or are intended to be permanently reinvested outside the United States or are expected to be remitted free of taxes.

     Advertising

     Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz' advertising programs in the United States and abroad which feature the Ford name or products. The amounts contributed by Ford for the years ended December 31, 1996, 1995 and 1994 were (in millions) $45.4, $44.1 and $42.0, respectively. This program is expected to continue in the future. The Company incurred advertising expense for the years ended December 31, 1996, 1995 and 1994 of (in millions) $148.0, $134.5 and $133.6, respectively.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Pension and Income Saving Plans

     Qualified domestic employees, after completion of specified periods of service, are eligible to participate in the Retirement Plan for the Employees of The Hertz Corporation ("Hertz Retirement Plan") and in the Income Savings Plan of The Hertz Corporation ("Hertz Income Savings Plan"). Payments are made to pension plans of others pursuant to various collective bargaining agreements. Under the Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute. For each plan year beginning January 1, 1996 and thereafter, a qualified employee's cash balance account is credited with an annual cash balance credit equal to: (a) 3% of his/her pensionable earnings for that plan year in the case of a qualified employee who is credited with less than 60 continuous months of service from his/her most recent date of hire, or
(b) 4% of his/her pensionable earnings for that plan year in the case of a qualified employee who is credited with 60 or more continuous months of service from his/her most recent date of hire. In the case of a qualified employee who is first credited with 60 continuous months of service after January 1 of a plan year, the percentage of his/her pensionable earnings utilized in determining his/her annual cash balance credit for that plan year shall be increased to 4% effective as of the first day of the month coincident with or next following his/her completion of 60 continuous months of service from his/her most recent date of hire. This benefit is credited with guaranteed interest rates compounded annually based on rates issued by the Pension Benefit Guaranty Corporation in effect for the preceding December. In addition, all qualified employees age 50 or over with 10 or more years of credited service as of July 1, 1987, will have an additional amount of their pensionable earnings credited to their account. Hertz' funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

     Under the Hertz Income Savings Plan, the Company contributes 50% of the first 6% of the employee's contribution for a maximum match contribution by the Company of 3% of the employee's base salary.

     Most of the Company's foreign subsidiaries have defined benefit retirement plans or are required to participate in government plans. These plans are all funded, except in Germany, where an unfunded liability is recorded. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans.

     Impairment of Long-Lived Assets and Certain Identifiable Intangibles

     The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The Company also considers projected future operating results, trends and other circumstances in making such estimates and evaluations. In addition, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

     Use of Estimates and Assumptions

     Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions. Certain amounts for prior periods have been reclassified to conform with 1996 presentations.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 2 -- DEBT

     Debt of the Company and its subsidiaries (in thousands of dollars) consists of the following:

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1996         1995
                                                              ----------   ----------
Notes payable, including commercial paper, average interest
  rate: 1996, 5.6%; 1995, 5.8%..............................  $1,498,002   $1,036,413
Promissory notes, average interest rate: 1996, 7.3%; 1995,
  7.6% (effective average interest rate: 1996, 7.4%; 1995,
  7.7%); net of unamortized discount: 1996, $3,602; 1995,
  $3,019; due 1997 to 2005..................................   1,941,398    1,694,641
Property and equipment lease obligations, average interest
  rate: 1996, 7.5%; 1995, 7.9%; due 1997 to 1998............       2,554        3,602
Medium-term notes, average interest rate: 1996, 9.3%; 1995,
  9.4%; due 1997............................................      75,300      119,175
Senior subordinated promissory notes, average interest rate:
  1996, 9.7%; 1995, 9.5% (effective average interest rate:
  1996, 9.8%; 1995, 9.6%); net of unamortized discount:
  1996, $172; 1995, $313; due 1997 to 1998..................     149,828      249,687
Junior subordinated promissory notes, average interest rate
  6.9%; net of unamortized discount: 1996, $244; 1995, $286;
  due 2000 to 2003..........................................     399,756      399,714
Subsidiaries' debt:
  Short-term borrowings --
     Banks, average interest rate: 1996, 5.1%; 1995, 6.0%,
      in foreign currencies.................................     782,765      684,634
     Commercial paper, average interest rate: 1996, 6.2%;
      1995, 5.8%, in foreign currencies.....................     141,805       11,357
     Others, average interest rate: 1996, 2.7%; 1995, 3.7%,
      in foreign currencies.................................      56,518       51,200
  Other borrowings, average interest rate: 1996, 7.4%; 1995,
     7.0%; in foreign currencies............................      43,918       47,061
                                                              ----------   ----------
Total.......................................................  $5,091,844   $4,297,484
                                                              ==========   ==========

     The aggregate amounts of maturities of debt, in millions, are as follows:
1997, $2,718.9 (including $2,478.9 of commercial paper, demand and other short-term borrowings); 1998, $374.5; 1999, $451.1; 2000, $249.8; 2001, $398.9;
after 2001, $898.6. Included in these maturities at the earliest possible redemption date are the following promissory notes of the Company which have put options that can be exercised by the holders of such notes as follows: $5 million at 9.3% due in 2005, that can be redeemed at the option of the holders in 1997; $25 million at 9% due in 2000, that can be redeemed at the option of the holders in 1997, 1998 or 1999; $100 million at 9% due 2009, that can be redeemed at the option of the holders in 1999; and $150 million at 6.3% due 2006, that can be redeemed at the option of the holders in 2002.

     The Company and its subsidiaries have entered into arrangements to manage exposures to fluctuations in interest rates. See Note 13 -- Financial Instruments.

     During the year ended December 31, 1996, short-term borrowings, in millions, were as follows: maximum amounts outstanding $2,129.2 commercial paper, $838.1 banks and $137.2 other; monthly average amounts outstanding $1,615.9 commercial paper (weighted average interest rate 5.6%), $754.2 banks (weighted average interest rate 5.3%) and $91.1 other (weighted average interest rate 2.5%).

     During the year ended December 31, 1995, short-term borrowings, in millions, were as follows: maximum amounts outstanding $1,853.8 commercial paper, $1,083.5 banks and $193.5 other; monthly average amounts outstanding $1,292.6 commercial paper (weighted average interest rate 6.1%), $828.2 banks (weighted average interest rate 6.4%) and $108.6 other (weighted average interest rate 4.3%).

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 2 -- DEBT -- (CONTINUED)

     During the year ended December 31, 1994, short-term borrowings, in millions, were as follows: maximum amounts outstanding $1,021.3 commercial paper, $1,247.6 banks and $194.1 other; monthly average amounts outstanding $659.9 commercial paper (weighted average interest rate 4.9%), $975.5 banks (weighted average interest rate 5.8%) and $95.5 other (weighted average interest rate 5.3%).

     The net amortized discount charged to interest expense for the years ended December 31, 1996, 1995 and 1994 relating to debt and other liabilities, in millions, was $.9, $.9, and $1.3, respectively. In addition, interest expense, in millions, for the years 1995, and 1994 was reduced by $1.3 and $1.6, respectively, of interest income, relating to refunds of prior years' state, local and federal income taxes.

     In 1996, the Company renewed the following two committed bank facilities with a group of thirty-one commercial banks, which will be utilized to support commercial paper and other short-term borrowings in the aggregate amount of $2.08 billion: (i) five year credit agreement for $1.185 billion is committed until June 30, 2001. The termination date is automatically extended for an additional one-year period each June 30, unless the bank gives notice to the contrary. A facility fee of .09% per annum is payable on the entire commitment amount; and (ii) 364-day credit agreement for $895 million, renewed in June 1996, is committed through June 25, 1997. A facility fee of .0625% per annum is payable on the entire commitment amount.

     The Company also entered into a revolving loan agreement with Ford on June 8, 1994 under which the Company could borrow from Ford from time to time up to $250 million outstanding. See Note 14 -- Subsequent Events. Obligations of the Company under this agreement would rank pari passu with the Company's senior debt securities. A commitment fee of .09% per annum is payable on the unused available credit. In addition, at December 31, 1996, the Company and a subsidiary had $269 million of outstanding loans from Ford.

     The Company had consolidated unused committed lines of credit subject to customary terms and conditions, which include unused amounts under the three facilities indicated above, of approximately $2.4 billion at December 31, 1996.

     The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc., an NASD registered broker-dealer and an indirect, wholly-owned subsidiary of Ford ("FFS"), whereby FFS acts as the exclusive dealer for the Company's domestic commercial paper program. The Company pays fees to FFS which range from .035% to .05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolio. In 1996, the Company paid FFS $556,754 of such fees. FFS is under no obligation to purchase any of the notes for its own account. FFS has acted as the Company's exclusive commercial paper dealer since October 1994, and the Sales Agency Agreement may not be amended or terminated without the written consent of both parties. The Company, through its subsidiary Hertz Australia Pty. Limited ("Hertz Australia"), has a similar agreement with Ford Credit Australia Limited, also an indirect, wholly-owned subsidiary of Ford Motor Company.

     Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. The Company guarantees only the borrowings of its subsidiaries in Australia and Canada, which consist principally of commercial paper denominated in local currency. At December 31, 1996, the total debt for the foreign operations was $1,025 million, of which $981 million was short-term (original maturity of less than one year) and $44 million was long-term. At December 31, 1996, the total amounts outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $123 and $19, respectively.

     Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 2 -- DEBT -- (CONTINUED)

Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 1996, approximately $331 million of consolidated stockholders' equity was free of such limitations.

NOTE 3 -- FOREIGN CURRENCY

     Foreign currency exchange gains and losses included in net income were net gains of $3.4 million, $2.0 million and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 4 -- AVAILABLE-FOR-SALE SECURITIES

     As of December 31, 1996, Prepaid Expenses and Other Assets in the consolidated balance sheet include available-for-sale securities at fair value (in thousands) of $5,405 (cost $5,432). The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with the following maturity dates (in thousands): fair value $113 (cost $116) in 1997; fair value $4,373 (cost $4,376) 1998 through 2002; fair value $899 (cost $929) 2003 through 2012;
$20 fair value (cost $11) after 2012. For the year ended December 31, 1996, proceeds of $6.4 million from the sale of available-for-sale securities were received, and a gross realized gain of $105,813 and gross realized loss of $134,474 were included in earnings. Actual cost was used in computing the realized gain and loss on the sale. For the year ended December 31, 1996, unrealized holding losses and unrealized holding gains, net of taxes, included in Stockholders' Equity were $62,000 and $37,000, respectively.

NOTE 5 -- PURCHASES AND SALES OF OPERATIONS

     In June 1996, the Company acquired all of the capital stock of a foreign licensee car rental and leasing operation and the assets of a domestic car rental operation. In February 1996, the Company acquired the assets of a domestic construction equipment rental operation. The costs related to these acquisitions exceeded the net assets acquired by $6.1 million.

     In May 1996, the Company sold certain of its claim administration service operations effective February 29, 1996, which included the administration of workers' compensation claims and other related services, and health related benefit claims. The net proceeds from the sale approximated $15.3 million, which exceeded its book value by approximately $3 million. The total assets of these operations at February 29, 1996 were $15.5 million and revenues for the year ended December 31, 1995 were $31.0 million, with negligible net income. Therefore, the Company believes that this transaction will not have a material effect on its financial position or results of operations.

     On July 31, 1994, Axus, S.A., a car leasing company of the Company which operates in various countries in Europe, acquired an additional interest in Locaplan S.A., a car leasing operation in France, increasing its ownership from 50% to 100%. The cost relating to this acquisition approximated $2.3 million, which exceeded the net assets acquired by approximately $2.2 million. Commencing in August 1994, the accounts of this operation have been included in the consolidated financial statements of the Company, which did not have a material effect on the Company's consolidated financial position or results of operations. These operations were sold by the Company effective January 1, 1995 to Hertz Leasing International, Inc. ("HLI"), at an amount equal to its book value of approximately $61 million. HLI is an indirect, wholly-owned subsidiary of Ford. For additional consideration payable over five years, except for Australia, New Zealand and Brazil, Ford has received the worldwide rights (subject to certain existing license rights) to use and sublicense others to use the "Hertz" name in the conduct of car leasing businesses -- $9.3 million was received in each of the years 1996 and 1995.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 5 -- PURCHASES AND SALES OF OPERATIONS -- (CONTINUED)
The unaudited total assets as of December 31, 1994 and unaudited total revenues and net income for the year ended December 31, 1994 of the Company's European car leasing and car dealership operations were (in millions) $482, $295 and $6, respectively. This transaction did not have a material effect on the Company's financial position or results of operations.

     At December 31, 1996, a foreign subsidiary of the Company had $10.9 million of loans receivable including related interest from foreign subsidiaries of HLI, which mature in 1997.

     In connection with the acquisition of the Company by Park Ridge in December 1987 and UAL in August 1985, the excess of the purchase price over the consolidated equity of the Company at the time of these purchases was $658.3 million. These costs are being amortized by the Company over 40 years. The unamortized amount of such costs at December 31, 1996 was $501.3 million.

NOTE 6 -- PENSION AND INCOME SAVINGS PLAN AND POSTRETIREMENT BENEFIT PLANS

     The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan covering its domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S.") and amounts included in the consolidated balance sheet and statement of income (in millions of dollars):

                                                               DECEMBER 31, 1996     DECEMBER 31, 1995
                                                              -------------------    ------------------
                                                               U.S.      NON-U.S.     U.S.     NON-U.S.
                                                              -------    --------    ------    --------
Actuarial present value of accumulated benefit obligation
  --
  Vested..................................................    $ (73.7)    $(34.1)    $(62.6)    $(27.9)
  Nonvested...............................................       (8.9)      (4.8)      (8.4)      (3.7)
                                                              -------     ------     ------     ------
     Total................................................    $ (82.6)    $(38.9)    $(71.0)    $(31.6)
                                                              =======     ======     ======     ======
Actuarial present value of projected benefit obligation...    $(111.4)    $(49.3)    $(98.9)    $(37.3)
Plan assets at fair value.................................      101.1       32.5       90.4       25.5
                                                              -------     ------     ------     ------
Projected benefit obligation in excess of plan assets.....      (10.3)     (16.8)      (8.5)     (11.8)
Unrecognized net (gain) loss..............................      (20.0)       9.9      (14.2)       5.0
Prior service cost not yet recognized in net periodic
  pension cost............................................      --         --            .2      --
Remaining unrecognized net obligation.....................        1.0      --           1.3      --
                                                              -------     ------     ------     ------
Pension liability included in the balance sheet...........    $ (29.3)    $ (6.9)    $(21.2)    $ (6.8)
                                                              =======     ======     ======     ======

                                                                   YEARS ENDED DECEMBER 31
                                                -------------------------------------------------------------
                                                       1996                  1995                 1994
                                                ------------------    ------------------    -----------------
                                                 U.S.     NON-U.S.     U.S.     NON-U.S.    U.S.     NON-U.S.
                                                ------    --------    ------    --------    -----    --------
Service cost -- benefits earned during the
  period....................................    $  8.0     $ 4.0      $  5.3     $ 2.2      $ 6.4     $ 2.3
Interest cost on projected benefit
  obligation................................       7.0       2.3         6.1       2.1        7.2       1.5
Return on assets:
  Actual (gain) loss........................     (14.1)     (1.9)      (21.3)     (1.5)        .7      (1.5)
  Deferred gain (loss)......................       7.5      --          15.4      --         (6.1)     --
Net amortization and deferral...............        .8      --            .2        .1        1.8        .1
                                                ------     -----      ------     -----      -----     -----
Net periodic pension cost included in the
  income statement..........................    $  9.2     $ 4.4      $  5.7     $ 2.9      $10.0     $ 2.4
                                                ======     =====      ======     =====      =====     =====

     Significant assumptions used for the U.S. plan were as follows: weighted average discount rate of 7.25% at December 31, 1996, 7.0% during 1996 (8.25% during 1995 and 7% during 1994); 5.5% rate of increase in future

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 6 -- PENSION AND INCOME SAVINGS PLAN AND POSTRETIREMENT BENEFIT PLANS -- (CONTINUED)
compensation levels (5.1% for 1995 and 5.5% for 1994); and expected long-term rate of return on assets of 9%. Assumptions used for the Non-U.S. plans vary by country and are made in accordance with local conditions, but do not vary materially from those used in the U.S. plan. Plan assets consist principally of investments in stocks, government bonds and other fixed income securities.

     The provisions charged to income for the years ended December 31, 1996, 1995 and 1994 for all other pension plans were approximately (in millions) $6.7, $6.1 and $6.0, respectively.

     The provisions charged to income for the years ended December 31, 1996, 1995 and 1994 for the Hertz Income Savings Plan were approximately (in millions) $3.8, $3.4 and $3.0, respectively.

     The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis. The following sets forth the plans' status, reconciled with the amounts included in the consolidated balance sheet and statement of income (in millions):

                                                                DECEMBER 31
                                                                ------------
                                                                1996    1995
                                                                ----    ----
Actuarial present value of accumulated benefit obligation --
  Retirees..................................................    $1.8    $1.7
  Active employees eligible to retire.......................     2.0     3.0
  Other active employees....................................     4.3     3.5
                                                                ----    ----
     Total accumulated benefit obligation...................     8.1     8.2
Unrecognized net gain.......................................     1.0      .3
                                                                ----    ----
Accrued liability included in the balance sheet.............    $9.1    $8.5
                                                                ====    ====

                                                                    YEARS ENDED
                                                                    DECEMBER 31
                                                                --------------------
                                                                1996    1995    1994
                                                                ----    ----    ----
Benefits attributed to employees' service...................    $.3     $.2     $ .2
Interest on accumulated benefit obligation..................     .5      .5       .4
Amortization of net gain....................................     --     (.1)     (.3)
                                                                ---     ----    ----
     Net periodic postretirement benefit cost...............    $.8     $.6     $ .3
                                                                ===     ====    ====

     The significant assumptions used for the postretirement benefit plans were as follows: weighted average discount rate of 7.5% at December 31, 1996, 7.25% during 1996 (8.75% in 1995 and 7.5% in 1994), 5.5% rate of increase in future compensation levels (5.3% in 1995 and 5.5% in 1994), 7.5% weighted average health care cost trend rate through 2001 (8.3% in 1995 and 9% in 1994), and 6.7% weighted average trend rate in ten years (7.5% in 1995 and 8% in 1994). Changing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $555,000, and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1996 by approximately $90,000.

NOTE 7 -- REVENUE EARNING EQUIPMENT

     Revenue earning equipment is used in the rental of cars and industrial and construction equipment and the leasing of cars under closed-end leases where the disposition of the cars upon termination of the lease is for the account of Hertz. Revenue is recorded as earned under the terms of the rental or leasing contract. Revenue on open contracts is accrued to the balance sheet date based on the terms in the contracts. Expenses are recorded as incurred. Over the three years ended December 31, 1996, on a weighted average basis, approximately 66% of the cars acquired by the Company for its U.S. rental car fleet, and approximately 33% of the cars acquired by the

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 7 -- REVENUE EARNING EQUIPMENT -- (CONTINUED)
Company for its international fleet, were manufactured by Ford. During 1996, approximately 64% of the cars acquired by the Company domestically were manufactured by Ford. The percentage of Ford cars acquired by the Company for its U.S. rental car fleet is expected to remain at these or higher levels in the future. In 1996, approximately 28% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year.

     Under operating leases, aggregate minimum future rentals for cars leased at December 31, 1996 are receivable approximately as follows (in millions): $25 in 1997, $15 in 1998, $6 in 1999, and $1 in 2000. Cars under lease at December 31, 1996 which are owned by Hertz amounted to $95 million, net of accumulated depreciation of $25 million.

     The average holding periods of cars and other revenue earning equipment are as follows: cars used in the car rental business, 5 to 12 months; cars used in the car leasing business, 36 months; and equipment used in the industrial and construction rental business, 24 to 60 months. At December 31, 1996, the average ages of owned cars and other revenue earning equipment are as follows: cars used in the car rental business, 7 months; cars used in the car leasing business, 19 months; and equipment used in the industrial and construction rental business,
19.7 months. At December 31, 1996, the Company was subject to residual risk with respect to 17% of all cars in its worldwide car rental and leasing operations and 100% of the equipment in the industrial and construction rental business.

     Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
Depreciation of revenue earning equipment...................    $904,504    $753,999    $651,413
  Adjustment of depreciation upon disposal of the
     equipment..............................................     (23,221)     (6,356)    (22,983)
Rents paid for vehicles leased..............................      11,395      56,219      74,214
                                                                --------    --------    --------
     Total..................................................    $892,678    $803,862    $702,644
                                                                ========    ========    ========

     Effective July 1, 1994, certain lives being used to compute the provision for depreciation of revenue earning equipment used in the Company's industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the years 1995 and 1994 were decreased by $12.0 million and $9.6 million, respectively.

     The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 1996, 1995, and 1994 included (in millions) net gains of $20.7, $13.8 and $13.2, respectively, on the sale of industrial and construction equipment, net gains of $2.5, net losses of $7.5 and net gains of $9.8, respectively, on the sale of cars used in the car rental and car leasing operations.

     In view of the favorable market conditions in 1995 and 1996 for the sale of used equipment in the industrial and construction equipment rental business, effective January 1, 1997, certain estimated useful lives being used to compute the provision for depreciation will be increased to reflect the anticipated changes in the estimated residual values to be realized when the equipment is sold. This should result in lower annual depreciation charges and lower gains on the disposal of the used equipment than has been the case in 1996 and 1995.

     As of December 31, 1996 and 1995, Ford owed the Company and its subsidiaries $445.1 million and $358.6 million, respectively, in connection with various car repurchase and warranty programs. As of December 31, 1996 and 1995, the Company and its subsidiaries owed Ford $26.6 million and $9.4 million, respectively (which amounts are included in Accounts Payable in the consolidated balance sheet) in connection with cars purchased. These transactions were made and are being paid in the ordinary course of business.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 7 -- REVENUE EARNING EQUIPMENT -- (CONTINUED)
     During the year ended December 31, 1996, the Company purchased Ford cars at a cost of approximately $4.3 billion, and sold these cars to Ford or its affiliates under various repurchase programs for approximately $3.2 billion.

NOTE 8 -- TAXES ON INCOME

     The provision for taxes on income consists of the following (in thousands of dollars):

                                                                YEARS ENDED DECEMBER 31
                                                              ----------------------------
                                                               1996       1995      1994
                                                              -------   --------   -------
Current:
  Federal...................................................  $31,360   $ 10,381   $38,797
  Foreign...................................................   18,832     29,422    20,016
  State and local...........................................    8,758     (1,165)    8,236
                                                              -------   --------   -------
       Total current........................................   58,950     38,638    67,049
                                                              -------   --------   -------
Deferred:
  Federal...................................................   23,772     35,577     2,027
  Foreign...................................................    6,228    (11,577)     (127)
  State and local...........................................    9,000      4,500     2,800
                                                              -------   --------   -------
       Total deferred.......................................   39,000     28,500     4,700
                                                              -------   --------   -------
       Total provision......................................  $97,950   $ 67,138   $71,749
                                                              =======   ========   =======

     The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

Difference between tax and book depreciation................  $ 64,176   $ 34,790   $  9,234
Accrued and prepaid expense deducted for tax purposes when
  paid or incurred..........................................   (39,427)    13,671    (14,517)
Tax operating loss utilized (carryforwards).................    (7,217)     1,507     (2,636)
Federal alternative minimum tax credit utilized
  (carryforwards)...........................................    10,217    (10,217)     1,072
Foreign tax credit utilized (carryforwards).................    11,251    (11,251)     --
Investment tax credit utilized..............................     --         --        11,547
                                                              --------   --------   --------
     Total deferred provision...............................  $ 39,000   $ 28,500   $  4,700
                                                              ========   ========   ========

     The principal items in the deferred tax liability at December 31, 1996 and 1995 are as follows (in thousands of dollars):

                                                                1996        1995
                                                              ---------   ---------
Difference between tax and book depreciation................  $ 309,368   $ 245,192
Accrued and prepaid expense deducted for tax purposes when
  paid or incurred..........................................   (148,526)   (109,099)
Tax operating loss carryforwards............................    (12,626)     (5,409)
Foreign tax credit carryforwards............................     --         (11,251)
Federal alternative minimum tax credit carryforwards........    (31,416)    (41,633)
                                                              ---------   ---------
     Total..................................................  $ 116,800   $  77,800
                                                              =========   =========

     The tax operating loss carryforwards at December 31, 1996 of $12.6 million relate to certain foreign operations and have the following expiration dates (in millions): $1.0 in 2001, $.2 in 2002, $.2 in 2006, and $11.2 with no expiration dates. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized.

     As of December 31, 1996, the alternative minimum tax credit carryforwards of $31.4 million (which have no expiration date) will be utilized upon reversal of timing differences and against future taxable income.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 8 -- TAXES ON INCOME -- (CONTINUED)
     The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

                                                                   YEARS ENDED DECEMBER 31
                                                                ------------------------------
                                                                  1996       1995       1994
                                                                --------    -------    -------
Computed tax at statutory rate..............................    $ 89,799    $60,320    $56,991
State and local income taxes, net of Federal income tax
  benefit...................................................      11,543      2,168      7,173
Tax effect on the amortization of the cost in excess of the
  Company's net assets acquired by Park Ridge and UAL.......       5,762      5,764      5,760
Adjustments made to tax accruals in connection with tax
  audit evaluations and the effects of prior years' tax
  sharing arrangements between companies, UAL and RCA.......     (13,945)     --        (1,511)
Income taxes on foreign earnings at effective rates
  different from the U.S. statutory rate, including the
  anticipated realization of certain foreign tax benefits
  and the effect of subsidiaries' gains and losses and
  exchange adjustments with no tax effect...................       5,937     (3,890)     1,987
All other items, net, none of which exceeded 5% of computed
  tax.......................................................      (1,146)     2,776      1,349
                                                                --------    -------    -------
     Total provision........................................    $ 97,950    $67,138    $71,749
                                                                ========    =======    =======

NOTE 9 -- LEASE AND CONCESSION AGREEMENTS

     Hertz has various concession agreements which provide for payment of rents and a percentage of revenue with a guaranteed minimum and real estate leases under which the following amounts were expensed (in thousands of dollars):

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
Rents.......................................................  $ 47,328   $ 49,903   $ 50,066
Concession fees:
  Minimum fixed obligations.................................   123,014    121,632    114,920
  Additional amounts, based on revenues.....................   131,904    121,461    107,685
                                                              --------   --------   --------
     Total..................................................  $302,246   $292,996   $272,671
                                                              ========   ========   ========

     As of December 31, 1996, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

                                                               RENTS     CONCESSIONS
                                                              --------   -----------
Years ended December 31,
  1997......................................................  $ 41,492     $90,128
  1998......................................................    36,638      66,049
  1999......................................................    30,726      45,970
  2000......................................................    26,363      29,577
  2001......................................................    23,178      13,187
Years after 2001............................................   130,531      46,242

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 9 -- LEASE AND CONCESSION AGREEMENTS -- (CONTINUED)
     In addition to the above, Hertz has various leases on cars and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

                                                                YEARS ENDED DECEMBER 31
                                                              ---------------------------
                                                               1996      1995      1994
                                                              -------   -------   -------
Cars........................................................  $11,395   $56,219   $74,214
Office and computer equipment...............................   21,772    23,965    23,679
                                                              -------   -------   -------
     Total..................................................  $33,167   $80,184   $97,893
                                                              =======   =======   =======

     As of December 31, 1996, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): office and computer equipment 1997, $8,279; 1998, $4,784; 1999, $1,514; 2000, $66; 2001, $8.

NOTE 10 -- SEGMENT INFORMATION

     The Company's business consists of two significant segments: Rental and leasing of automobiles and certain other activities ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments to other financial data are summarized as follows (in millions of dollars):

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                -------    -------    -------
Revenues
  Car rental................................................    $ 3,276    $ 3,068    $ 3,031
  Industrial and construction equipment rental..............        392        333        263
                                                                -------    -------    -------
     Total..................................................    $ 3,668    $ 3,401    $ 3,294
                                                                =======    =======    =======
Depreciation of revenue earning equipment
  Car rental................................................    $   815    $   746    $   663
  Industrial and construction equipment rental..............         78         58         40
                                                                -------    -------    -------
     Total..................................................    $   893    $   804    $   703
                                                                =======    =======    =======
Depreciation of property and equipment
  Car rental................................................    $    71    $    71    $    61
  Industrial and construction equipment rental..............         11          9          8
                                                                -------    -------    -------
     Total..................................................    $    82    $    80    $    69
                                                                =======    =======    =======
Amortization of intangibles
  Car rental................................................    $    18    $    20    $    19
  Industrial and construction equipment rental..............      --         --         --
                                                                -------    -------    -------
     Total..................................................    $    18    $    20    $    19
                                                                =======    =======    =======
Operating income (pre-tax income before interest)
  Car rental................................................    $   421    $   356    $   353
  Industrial and construction equipment rental..............        134        123         87
                                                                -------    -------    -------
     Total..................................................    $   555    $   479    $   440
                                                                =======    =======    =======
Income before income taxes
  Car rental................................................    $   166    $    87    $   107
  Industrial and construction equipment rental..............         91         85         56
                                                                -------    -------    -------
     Total..................................................    $   257    $   172    $   163
                                                                =======    =======    =======

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                -------    -------    -------

NOTE 10 -- SEGMENT INFORMATION -- (CONTINUED)

Total assets at end of year
  Car rental................................................    $ 6,779    $ 5,993    $ 6,023
  Industrial and construction equipment rental..............        870        664        498
                                                                -------    -------    -------
     Total..................................................    $ 7,649    $ 6,657    $ 6,521
                                                                =======    =======    =======
Revenue earning equipment, net, at end of year
  Car rental................................................    $ 4,318    $ 3,627    $ 3,854
  Industrial and construction equipment rental..............        718        543        406
                                                                -------    -------    -------
     Total..................................................    $ 5,036    $ 4,170    $ 4,260
                                                                =======    =======    =======
Revenue earning equipment and property and equipment
  Car rental
     Expenditures...........................................    $ 8,006    $ 7,144    $ 6,789
     Proceeds from sale.....................................     (6,386)    (6,122)    (4,718)
                                                                -------    -------    -------
       Net expenditures.....................................    $ 1,620    $ 1,022    $ 2,071
                                                                =======    =======    =======
  Industrial and construction equipment rental
     Expenditures...........................................    $   378    $   290    $   235
     Proceeds from sale.....................................       (104)       (76)       (65)
                                                                -------    -------    -------
       Net expenditures.....................................    $   274    $   214    $   170
                                                                =======    =======    =======

     The Company operates in the United States and in foreign countries. The operations within major geographic areas are summarized as follows (in millions of dollars):

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                -------    -------    -------
Revenues
  United States.............................................    $ 2,723    $ 2,510    $ 2,258
  Foreign operations (substantially Europe).................        945        891      1,036
                                                                -------    -------    -------
     Total..................................................    $ 3,668    $ 3,401    $ 3,294
                                                                =======    =======    =======
Depreciation of revenue earning equipment
  United States.............................................    $   789    $   717    $   540
  Foreign operations (substantially Europe).................        104         87        163
                                                                -------    -------    -------
     Total..................................................    $   893    $   804    $   703
                                                                =======    =======    =======
Depreciation of property and equipment
  United States.............................................    $    63    $    60    $    51
  Foreign operations (substantially Europe).................         19         20         18
                                                                -------    -------    -------
     Total..................................................    $    82    $    80    $    69
                                                                =======    =======    =======
Amortization of intangibles
  United States.............................................    $    17    $    19    $    18
  Foreign operations (substantially Europe).................          1          1          1
                                                                -------    -------    -------
     Total..................................................    $    18    $    20    $    19
                                                                =======    =======    =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 10 -- SEGMENT INFORMATION -- (CONTINUED)
                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                -------    -------    -------
Operating income (pre-tax income before interest)
  United States.............................................    $   451    $   357    $   315
  Foreign operations (substantially Europe).................        104        122        125
                                                                -------    -------    -------
     Total..................................................    $   555    $   479    $   440
                                                                =======    =======    =======
Income before income taxes
  United States.............................................    $   196    $    98    $    94
  Foreign operations (substantially Europe).................         61         74         69
                                                                -------    -------    -------
     Total..................................................    $   257    $   172    $   163
                                                                =======    =======    =======
Total assets at end of year
  United States.............................................    $ 5,805    $ 4,971    $ 4,762
  Foreign operations (substantially Europe).................      1,844      1,686      1,759
                                                                -------    -------    -------
     Total..................................................    $ 7,649    $ 6,657    $ 6,521
                                                                =======    =======    =======
Revenue earning equipment, net, at end of year
  United States.............................................    $ 3,997    $ 3,240    $ 3,119
  Foreign operations (substantially Europe).................      1,039        930      1,141
                                                                -------    -------    -------
     Total..................................................    $ 5,036    $ 4,170    $ 4,260
                                                                =======    =======    =======
Revenue earning equipment and property and equipment
  United States
     Expenditures...........................................    $ 6,011    $ 5,413    $ 5,226
     Proceeds from sale.....................................     (4,360)    (4,452)    (3,405)
                                                                -------    -------    -------
       Net expenditures.....................................    $ 1,651    $   961    $ 1,821
                                                                =======    =======    =======
  Foreign operations (substantially Europe)
     Expenditures...........................................    $ 2,373    $ 2,021    $ 1,798
     Proceeds from sale.....................................     (2,130)    (1,746)    (1,378)
                                                                -------    -------    -------
       Net expenditures.....................................    $   243    $   275    $   420
                                                                =======    =======    =======

NOTE 11 -- LITIGATION

     In July 1996, the Company was sued in Harris County, Texas District Court in a purported class action in which this plaintiff alleges that the Company's practice of providing certain insurance products violates the Texas Insurance Code because the Company did not obtain approval to sell insurance or obtain regulatory approval of the premiums it charges. The complaint seeks restitution of excessive premiums, equitable rescission of all insurance contracts entered into by the class members, a declaratory judgment that the Company is selling insurance illegally in Texas and injunctive relief. While it is possible that the action could result in significant liability to the Company, the Company does not expect the action to have a material adverse effect on the Company's consolidated financial position or results of operations.

     The U.S. Department of Labor has commenced an inquiry into the Company's classification of certain employees as "exempt" for purposes of federal labor laws and whether such employees have been improperly denied overtime pay. While an adverse outcome of the inquiry could have an adverse effect on the Company's results of operations for the quarter in which it occurs, the Company does not believe that an adverse outcome would have a material adverse effect on the Company's results of operations for a full year, or on the Company's consolidated financial position.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 11 -- LITIGATION -- (CONTINUED)
     Since 1992, in the Company's New York region (which includes parts of New Jersey and Connecticut), the Company has been assessing higher rental rates for renters who reside in the New York City boroughs of the Bronx, Brooklyn or Queens to offset costs resulting from a higher incidence of accidents involving renters residing in such boroughs. The City of New York passed an ordinance prohibiting such pricing practice. The Company filed suit against The City of New York claiming that such ordinance was in violation of federal anti-trust laws. The Company's claim was rejected in U.S. District Court, and the Company appealed to the U.S. Court of Appeals for the Second Circuit. That Court remanded the proceeding to the U.S. District Court for trial. Pending the outcome of the action in the U.S. District Court, the Court has stayed the ordinance, permitting the Company to continue its pricing practice. If the Company is ultimately unsuccessful in challenging the ordinance, the Company believes it could take actions to mitigate the higher costs that would be experienced from such rentals. Accordingly, the Company believes that an adverse outcome would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect the consolidated financial position or results of operations of the Company.

NOTE 12 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the quarterly operating results during 1996 and 1995 were as follows (in thousands):

                                                           OPERATING INCOME   INCOME (LOSS)
                                                            (PRETAX INCOME    BEFORE INCOME   NET INCOME
                                               REVENUES    BEFORE INTEREST)       TAXES         (LOSS)
                                              ----------   ----------------   -------------   ----------
1996
  First quarter.............................  $  803,142       $ 82,487         $ 15,172       $  8,788
  Second quarter............................     911,401        144,260           69,284         39,545
  Third quarter.............................   1,060,028        219,943          138,249         74,208
  Fourth quarter............................     893,812        108,679           33,864         36,078
                                              ----------       --------         --------       --------
     Total Year.............................  $3,668,383       $555,369         $256,569       $158,619
                                              ==========       ========         ========       ========
1995
  First quarter.............................  $  735,679       $ 69,705         $   (646)      $   (365)
  Second quarter............................     858,555        115,089           34,515         19,637
  Third quarter.............................     989,756        194,070          109,584         65,092
  Fourth quarter............................     816,598        100,553           28,891         20,842
                                              ----------       --------         --------       --------
     Total Year.............................  $3,400,588       $479,417         $172,344       $105,206
                                              ==========       ========         ========       ========

     The tax provision in the fourth quarter of 1996 includes credits of $13.9 million resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the Company and its former parent companies, UAL and RCA.

     Effective July 1, 1994, certain lives being used to compute the provision for depreciation of revenue earning equipment used in the industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, pre-tax income before interest includes credit adjustments of $10.8 million in the first quarter of 1995 and $1.2 million in the second quarter of 1995 as a result of decreasing depreciation of revenue earning equipment.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 12 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED) -- (CONTINUED)
     The tax provision in the fourth quarter of 1995 includes $6.5 million of credits relating to foreign taxes paid which were offset against U.S. income tax liabilities.

NOTE 13 -- FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. All borrowings by foreign operations are either in the foreign operation's local currency or, if in non-local currency, on a fully hedged basis to minimize foreign exchange exposure. As of December 31, 1996, the Company had no significant concentration of credit risk.

     Cash and Equivalents

     Fair value approximates cost indicated on the balance sheet at December 31, 1996, because of the short-term maturity of these instruments.

     Debt

     Fair value is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities. Carrying value was used as fair value for borrowings with an initial maturity of 92 days or less. The fair value of all debt at December 31, 1996 approximated $5.12 billion compared to carrying value of $5.09 billion.

     Public Liability and Property Damage

     Provisions for public liability and property damage on self-insured domestic claims and reinsured foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. These liabilities are anticipated to be paid in the future which range between one and five years. The fair value of these liabilities at December 31, 1996 approximates $290 million compared to carrying value of $321 million. The fair value was estimated using a 6.9% interest rate, which represents the long-term borrowing rate available to the Company at December 31, 1996.

     Financial Instruments

     The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at December 31, 1996 of the swap and FRA agreements is to give the Company an overall effective weighted-average rate on debt of 6.53%, with 41% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.48%, with 49% of debt subject to variable interest rates when not considering the swap and FRA agreements. At December 31, 1996, these agreements expressed in notional amounts aggregated $368.4 million swaps. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At December 31, 1996, the fair value of all outstanding contracts, which is representative of the

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 13 -- FINANCIAL INSTRUMENTS -- (CONTINUED)
Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $4.0 million.

     The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates for certain foreign currency loans and selected marketing programs. These arrangements consist of foreign exchange forward contracts and the purchase of foreign exchange options. At December 31, 1996 the total notional amount of these instruments was $23.5 million and the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $.1 million.

     The fair value of the interest rate and foreign currency instruments were estimated using market prices provided by financial institutions. The following is the estimated fair value and notional amount of the outstanding instruments at December 31, 1996 and their maturity dates (in millions):

                                                                            FAIR      NOTIONAL
                                                              MATURITY    VALUE(A)    AMOUNT(B)
                                                              --------    --------    ---------
Interest Rate Instruments
                                                                1997                   $240.7
- Assets....................................................               $  --
- Liabilities...............................................                  .5
                                                                1998                     73.3
- Assets....................................................                  --
- Liabilities...............................................                 1.0
                                                                1999                     43.4
- Assets....................................................                 (.1)
- Liabilities...............................................                 2.2
                                                                2000                     10.7
- Assets....................................................                  --
- Liabilities...............................................                  .2
                                                                2001                       .2
- Assets....................................................                  --
- Liabilities...............................................                  --
                                                                2002                       .1
- Assets....................................................                  --
- Liabilities...............................................                  --
                                                                           -----       ------
     Total..................................................               $(4.0)      $368.4
                                                                           =====       ======
Foreign Currency Instruments(c)
                                                                1997                   $ 16.8
- Assets....................................................               $  --
- Liabilities...............................................                  .1
                                                                1998                      6.7
- Assets....................................................                  --
- Liabilities...............................................                  --
                                                                           -----       ------
     Total..................................................               $ (.1)      $ 23.5
                                                                           =====       ======

-------------------------
(a) Fair value is representative of the Company's obligation under the contracts, assuming the contracts were terminated at December 31, 1996.

(b) The notional amount represents the contract amount and does not represent the amount at risk.

(c) As of December 31, 1996, no one currency represented the majority of the outstanding foreign currency instruments, except for the option to sell pound sterling and buy U.S. dollars in the notional amount of $12.0 million.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 14 -- SUBSEQUENT EVENTS

     In February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 1999. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. At that time, the revolving loan agreement between the Company and Ford dated June 8, 1994 was terminated.

     On February 27, 1997, the Company issued to Ford 1,290 shares of its 5.11% Cumulative Series C Preferred Stock having an aggregate liquidation preference of $129 million for a purchase price equal to the aggregate liquidation preference.

     On February 27, 1997, the Company paid a dividend of $460 million on its common stock to Ford in the form of a 5.475% promissory note, which was fully repaid by March 10, 1997.

     On February 28, 1997, the Company filed a Registration Statement on Form S-1 in connection with the proposed initial public offering of less than 20% of the Company's common stock. Immediately following the proposed initial public offering, Ford will continue to own a controlling interest in the Company's common stock.

     The Company and Ford have entered into a Car Supply Agreement which will commence on September 1, 1997 for a period of ten years. Under the Car Supply Agreement, Ford and the Company have agreed to negotiate in good faith on an annual basis with respect to the supply of cars. Ford has agreed to supply to the Company and the Company has agreed to purchase from Ford, for each car model year during the term of the agreement (i.e., the 1998 model year through the 2007 model year), (a) the lesser of 150,000 cars or 55% of the Company's fleet requirements for its car rental business conducted in the United States; (b) 35% of the Company's fleet requirements for its car rental business conducted in Europe; and (c) 55% of the Company's fleet requirements for its car rental business conducted other than in the United States and Europe. For each model year, at least 50% of the cars supplied by Ford are required to be non-risk cars. The Car Supply Agreement also provides that, for each model year, Ford must strive to offer car fleet programs to the Company on terms and conditions that are competitive with terms and conditions for the supply of cars then being offered by other automobile manufacturers to the Company and other daily car rental companies. In addition, for each model year, Ford must supply cars to the Company on terms and conditions that are no less favorable than those offered by Ford to other daily car rental companies, excluding franchised Ford vehicle dealers who rent cars.

     The Company and Ford have entered into a Joint Advertising Agreement which will commence on September 1, 1997 for a period of ten years. Under the Joint Advertising Agreement, Ford has agreed to pay to the Company one-half of the Company's advertising costs, up to a limit of $39 million for the first year and, for each year thereafter, a limit equal to the prior year's limit adjusted for inflation, subject to a ceiling. In addition, if for any year, one-half of the Company's advertising costs exceed such limit and the Company has purchased from Ford a percentage of its car fleet requirements for its car rental business conducted in the United States for the corresponding model year (the "Ford Vehicle Share") equal to 58% or more, then Ford will pay to the Company additional amounts for such excess advertising costs. To be eligible for cost reimbursement under the Joint Advertising Agreement, the advertising must meet certain conditions, including the condition that it indicates that the Company features Ford vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. The Joint Advertising Agreement further provides that if the Ford Vehicle Share for any model year is less than 55%, Ford will not be obligated to pay the Company any amount for its advertising costs for that year, except to the extent that the Company's failure to achieve a 55% Ford Vehicle Share is attributable to (a) Ford's failure to supply a sufficient quantity of cars for the Company to achieve a 55% Ford Vehicle Share or (b) the fact that the terms and conditions of Ford's car fleet programs offered to the Company were not competitive with the terms and conditions for the supply of cars offered by other automobile manufacturers to the Company and other daily car rental companies. In no event, however, will Ford be required to pay any amount for the Company's advertising costs for any year if the Ford Vehicle Share for the corresponding model year is less than 40%.

                                  SCHEDULE II

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       ADDITIONS          DEDUCTIONS
                                         BALANCE AT    ----------   ----------------------
                                        BEGINNING OF   CHARGED TO   TRANSLATION                  BALANCE AT
DOLLARS IN THOUSANDS                        YEAR         INCOME     ADJUSTMENTS    OTHER         END OF YEAR
--------------------                    ------------   ----------   -----------   --------       -----------
1996
Allowance for doubtful accounts......     $  7,985      $  9,912       $  59      $  5,570(a)     $ 12,268
                                          ========      ========       =====      ========        ========
Public liability and property
  damage.............................     $311,669      $133,417       $  40      $123,928(b)     $321,118
                                          ========      ========       =====      ========        ========
1995
Allowance for doubtful accounts......     $ 10,026      $  4,926       $(319)     $  7,286(a)     $  7,985
                                          ========      ========       =====      ========        ========
Public liability and property
  damage.............................     $304,328      $134,926       $(229)     $127,814(b)     $311,669
                                          ========      ========       =====      ========        ========
1994
Allowance for doubtful accounts......     $  6,862      $  6,813       $(521)     $  4,170(a)     $ 10,026
                                          ========      ========       =====      ========        ========
Public liability and property
  damage.............................     $264,158      $159,049       $ 403      $118,476(b)     $304,328
                                          ========      ========       =====      ========        ========

---------------
(a) Amounts written off, net of recoveries. The year 1995 includes $2 million, which represents the balance at December 31, 1994 relating to the European Car Leasing and Car Dealership operations sold by the Company effective January 1, 1995.

(b) Payments of claims and expenses.

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

     Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                              PAGE
                                                                              ----
(a)     1.    Financial Statements:
                The Hertz Corporation and Subsidiaries --
                   Report of Independent Public Accountants...............       31
                   Consolidated Balance Sheet at December 31, 1996 and           32
                    1995..................................................
                   Consolidated Statement of Income for the years ended          33
                    December 31, 1996, 1995 and 1994......................
                   Consolidated Statement of Stockholders' Equity for the        34
                    years ended December 31, 1996, 1995 and 1994..........
                   Consolidated Statement of Cash Flows for the years         35-36
                    ended December 31, 1996, 1995 and 1994................
                   Notes to Consolidated Financial Statements.............    37-56
        2.    Financial Statement Schedules:
                The Hertz Corporation and Subsidiaries --
                   Schedule II -- Valuation and qualifying accounts for          57
                    the years ended December 31, 1996, 1995 and 1994......
        3.    Exhibits:
              (3)     Articles of Incorporation and By-Laws
                      (a)  Restated Certificate of Incorporation of the Company
                      (incorporated herein by reference from the Company's report on Form 8-K dated July 20, 1993)
                      (b)  Certificate of Amendment of Restated Certificate of
                      Incorporation of the Company filed with the Secretary of
                           State of Delaware on April 28, 1994 (incorporated
                           herein by reference from the Company's report on Form
                           10-K dated March 13, 1995)
                      (c)  Certificate of Amendment of Restated Certificate of
                      Incorporation of the Company filed with the Secretary of
                           State of Delaware on December 18, 1995 (incorporated
                           herein by reference from the Company's report on Form
                           10-K for the year ended December 31, 1995)
                      (d)  Certificate of Amendment of Restated Certificate of
                      Incorporation of the Company filed with the Secretary of
                           State of Delaware on February 27, 1997
                      (e)  By-Laws of the Company adopted by its Board of
                      Directors on July 19, 1993 (incorporated herein by reference from the Company's report on Form 8-K dated July 20,
                           1993)
              (4)     Instruments defining the rights of security holders,
                      including indentures
                      (a)  At December 31, 1996, the Company had various
                      obligations which could be considered as long-term debt,
                           none of which exceeded 10% of the total assets of the
                           Company on a consolidated basis. The Company agrees to
                           furnish to the Commission upon request a copy of any
                           such instrument defining the rights of the holders of
                           such long-term debt.
              (10)    Material Contracts.
                      (a)  Agreement between the Company and Ford (incorporated
                      herein by reference from the Company's Annual Report on Form
                           10-K for the year ended December 31, 1987 -- File No.
                           1-7541) (portions of this Exhibit have been omitted and
                           granted confidential treatment under Rule 24b-2)

                      (b)  Agreement between Hertz System, Inc. and Ford
                           (incorporated herein by reference from the Company's Annual
                           Report on Form 10-K for the year ended December 31,
                           1987 -- File No. 1-7541) (portions of this Exhibit have
                           been omitted and granted confidential treatment under
                           Rule 24b-2)
                      (c)  Agreement between Hertz System, Inc. and Ford
                           (incorporated herein by reference from the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           September 30, 1992 -- File No. 1-7541) (portions of
                           this Exhibit have been omitted and granted confidential
                           treatment under Rule 24b-2)
                      (d)  Car Supply Agreement between the Company and Ford
                           (incorporated herein by reference from the Company's
                           Registration Statement No. 333-22517 on Form S-1)
                      (e)  Joint Advertising Agreement between the Company and
                           Ford (incorporated herein by reference from the Company's
                           Registration Statement No. 333-22517 on Form S-1) (The
                           Company has applied for confidential treatment of
                           portions of this Exhibit. Accordingly, portions thereof
                           have been omitted and filed separately.)
                      (f)  Tax-Sharing Agreement between the Company and Ford
                           (incorporated herein by reference from the Company's
                           Registration Statement No. 333-22517 on Form S-1)
                      (g)  The Hertz Corporation Benefit Equalization Plan
                           (incorporated herein by reference from the Company's
                           Registration Statement No. 333-22517 on Form S-1)
                      (h)  The Hertz Corporation Supplemental Retirement and
                           Savings Plan, as amended (incorporated herein by reference from the Company's Registration Statement No. 333-22517
                           on Form S-1)
                      (i)  The Hertz Corporation Executive Incentive Compensation
                           Plan (incorporated herein by reference from the Company's
                           Registration Statement No. 333-22517 on Form S-1)
                      (j)  The Hertz Corporation Long Term Incentive Plan
                           (incorporated herein by reference from the Company's
                           Registration Statement No. 333-22517 on Form S-1)
                      (k)  Form of The Hertz Corporation Special Supplemental
                           Executive Pension Benefit for Frank A. Olson and William
                           Sider (incorporated herein by reference from the
                           Company's Registration Statement No. 333-22517 on Form
                           S-1)
                      (l)  Employment Agreement between the Company and Frank A.
                           Olson (incorporated herein by reference from the Company's
                           Registration Statement No. 333-22517 on Form S-1)
                      (m)  Employment Agreement between the Company and Craig R.
                           Koch (incorporated herein by reference from the Company's
                           Registration Statement No. 333-22517 on Form S-1)
                      (n)  Employment Agreement between the Company and William
                           Sider (incorporated herein by reference from the Company's
                           Annual Report on Form 10-K for the year ended December
                           31, 1992)
                      (o)  Employment Agreement between Hertz International, Ltd.
                           and Antoine E. Cau (incorporated herein by reference from
                           the Company's Registration Statement No. 333-22517 on
                           Form S-1)
                      (p)  Employment Agreement between the Company and Brian J.
                           Kennedy (incorporated herein by reference from the Company's
                           Registration Statement No. 333-22517 on Form S-1)
                      (q)  Employment Agreement between the Company and Daniel I.
                           Kaplan (incorporated herein by reference from the Company's
                           Registration Statement No. 333-22517 on Form S-1)
              (12)    Computation of Consolidated Ratio of Earnings to Fixed
                      Charges for each of the five years in the period ended
                      December 31, 1996


              (21) Subsidiaries of the Company (incorporated herein by reference from the Company's Registration Statement No. 333-22517 on Form S-1)
              (23)    Consent of Coopers & Lybrand L.L.P.
              (27) Consolidated Financial Data Schedule for the year ended December 31, 1996
(b)    Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated November 26, 1996 reporting under Items 5 and 7 thereof, instruments defining the rights of security holders, including indentures, in connection with the Company's Registration Statement on Form S-3 (File No. 33-54183) relating to Senior Debt Securities.

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

                                          THE HERTZ CORPORATION
                                                  (Registrant)

                                          By:        /s/ WILLIAM SIDER

                                            ------------------------------------
                                                      WILLIAM SIDER
                                               Executive Vice President and
                                                 Chief Financial Officer

March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the indicated capacities, on March 25, 1997.

  PRINCIPAL EXECUTIVE OFFICER:

               /s/ FRANK A. OLSON                     Chairman of the Board, Chief
  ---------------------------------------------         Executive Officer and
                 Frank A. Olson                         Director

  PRINCIPAL FINANCIAL OFFICER:

                /s/ WILLIAM SIDER                     Executive Vice President,
  ---------------------------------------------         Chief Financial Officer
                  William Sider                         and Director

  PRINCIPAL ACCOUNTING OFFICER:

             /s/ LEO A. MASSAD, JR.                   Staff Vice President and
  ---------------------------------------------         Controller
               Leo A. Massad, Jr.

                /s/ CRAIG R. KOCH                     President, Chief Operating
  ---------------------------------------------         Officer and Director
                  Craig R. Koch

                                                      Director
  ---------------------------------------------
                 John M. Devine

              /s/ PETER J. PESTILLO                   Director
  ---------------------------------------------
                Peter J. Pestillo

                                 EXHIBIT INDEX

(3)     Articles of Incorporation and By-Laws
        (d)  Certificate of Amendment of Restated Certificate of
        Incorporation of the Company filed with the Secretary of
             State of Delaware on February 27, 1997
(12)    Computation of Consolidated Ratio of Earnings to Fixed
        Charges for each of the five years in the period ended
        December 31, 1996
(23)    Consent of Coopers & Lybrand L.L.P.
(27)    Consolidated Financial Data Schedule for the year ended
        December 31, 1996