Form 10-Q
period 1997-03-31
HERTZ CORP
filed 1997-05-06
CIK 47129

FORM 10-Q

                                   SECURITIES AND EXCHANGE COMMISSION

                                         WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  March 31, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1997:
Common Stock, $1 par value - Class A, 200 shares; Class B, 51 shares; and Class C, 490 shares.

                                           Page 1 of 25 pages
                                     The Exhibit Index is on page 22

                                     PART I - FINANCIAL INFORMATION




ITEM l. FINANCIAL STATEMENTS.



                                         INTRODUCTORY STATEMENT


    The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 1996, filed by the registrant (the "Company") with the Securities and Exchange Commission on March 25, 1997, has been followed in preparing the accompanying consolidated financial statements.

    The consolidated financial statements for interim periods included herein have not been audited by independent public accountants. In the Company's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

    In April 1997, the Company reclassified all of its outstanding common stock, par value $1.00 per share, owned by Ford Motor Company ("Ford") into 67,310,167 shares of Class B Common Stock, par value $.01 per share, (the "Class B Common Stock"), and reclassified all of its outstanding 10% cumulative Series A Preferred Stock and variable rate cumulative Series B Preferred Stock beneficially owned by Ford into 20,245,833 shares of its Class A Common Stock, par value $.01 per share, (the "Class A Common Stock").

    On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock, in an initial public offering ("Offering"). After the Offering, Ford beneficially owns (i) 49.4% of the outstanding Class A Common Stock (which has one vote per share) and (ii) 100% of the outstanding Class B Common Stock of the Company (which has five votes per share). The common stock beneficially owned by Ford represents in the aggregate 94.5% of the combined voting power of all of the Company's outstanding common stock. Accordingly, Ford is able to direct the election of all of the members of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company. See Note 1 to the Notes to the Company's consolidated financial statements included in this report.

                                 THE HERTZ CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                        (In Thousands of Dollars)
                                                Unaudited

                                            A  S  S  E  T  S


                                                March 31,          Dec. 31,
                                                   1997              1996



Cash and equivalents                            $  312,833        $  179,311
Receivables, less allowance for
  doubtful accounts of $13,194
  (1996 - $12,268)                                 765,775           798,686
Due from affiliates                                257,104           456,025
Inventories, at lower of cost or market             21,522            20,220
Prepaid expenses and other assets
  (Note 2)                                          87,971            80,530
Revenue earning equipment, at cost:
  Cars                                           4,900,345         4,698,656
    Less accumulated depreciation                 (338,183)         (380,391)
  Other equipment                                  930,589           908,106
    Less accumulated depreciation                 (197,211)         (190,677)

       Total revenue earning equipment           5,295,540         5,035,694


Property and equipment, at cost:
  Land, buildings and leasehold
    improvements                                   552,238           515,063
  Service equipment                                556,117           554,134
                                                 1,108,355         1,069,197
    Less accumulated depreciation                 (530,848)         (526,466)

       Total property and equipment                577,507           542,731


Franchises, concessions, contract costs
  and leaseholds, net of amortization                9,519            10,117

Cost in excess of net assets of
  purchased businesses, net of
  amortization                                     520,904           525,853

    Total assets                                 $7,848,67        $7,649,167


       The accompanying notes are an integral part of this statement.

                                 THE HERTZ CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                        (In Thousands of Dollars)
                                               Unaudited

                                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 March 31,         Dec. 31,
                                                   1997              1996


Accounts payable                                $  507,127        $  468,817

Accrued liabilities                                515,384           555,699

Accrued taxes                                      109,135           105,524

Debt (Note 5)                                    5,615,934         5,091,844

Public liability and property damage               314,648           321,118

Deferred taxes on income                           123,600           116,800


Stockholders' equity (Note 1):
  Preferred stock -
    Series A, 10% cumulative                       236,000           236,000
    Series B, various rates cumulative             249,900           249,900
    Series C, 5.11% cumulative                         (a)              -
  Common stock, par value $1 per share,
    shares issued - 200 Class A, 51
    Class B and 490 Class C                              1                 1
  Additional capital paid-in                       157,442            59,008
  Retained earnings                                 25,637           435,352
  Translation adjustment                            (6,042)            9,129
  Unrealized holding losses for
    available-for-sale securities
       (Note 2)                                        (91)              (25)

         Total stockholders' equity                 662,847           989,365

         Total liabilities and
           stockholders' equity                  $7,848,675        $7,649,167

___________________
(a) Less than $100.


           The accompanying notes are an integral part of this statement.

                                 THE HERTZ CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF INCOME
                                        (In Thousands of Dollars)
                                                Unaudited

                                                                              Three Months
                                                                   Ended March 31,
                                                                  1997        1996
Revenues:

  Car rental                                                                $758,536            $690,735

  Industrial and construction equipment
    rental                                                                    90,335              77,128

  Car leasing                                                                 11,644               8,650

  Other                                                                       17,837              26,629

       Total revenues                                                        878,352             803,142


Expenses:

  Direct operating                                                           444,063             423,819

  Depreciation of revenue earning
    equipment (Note 4)                                                       218,500             192,387

  Selling, general and administrative                                        108,567             104,449

  Interest, net of interest income
    of $4,567 and $2,758                                                      73,311              67,315

       Total expenses                                                        844,441             787,970


Income before income taxes                                                    33,911              15,172


Provision for taxes on income (Note 3)                                        14,192               6,384

Net income                                                                  $ 19,719            $  8,788


Pro forma net income per share
  (in whole dollars - see Note 1)                                     $    .18            $    .08


                     The accompanying notes are an integral part of this statement.


THE HERTZ CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (In Thousands of Dollars)
                                                Unaudited

                                                                      Three Months
                                                                     Ended March 31,
                                                                    1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  19,719            $   8,788

   Non-cash expenses:
      Depreciation of revenue earning
         equipment                                                       218,500              192,387
      Depreciation of property and
         equipment                                                        22,183               20,373
      Amortization of intangibles                                          5,043                4,789
      Provision for public liability
         and property damage                                              34,222               26,494
      Provision for losses for doubtful
         accounts                                                          2,444                3,663
      Deferred income taxes                                                6,800                 (600)


   Revenue earning equipment
      expenditures                                                    (2,301,277)          (2,435,557)


   Proceeds from sales of revenue
      earning equipment                                                1,772,794            1,446,966

   Changes in assets and liabilities -
         Receivables                                                       1,937               53,123

         Due from affiliates                                             198,921              131,262

         Inventories and prepaid expenses
           and other assets                                              (10,146)              (7,467)

         Accounts payable                                                 48,517              (13,683)

         Accrued liabilities                                             (32,211)                (191)

         Accrued taxes                                                     5,995               12,252


   Payments of public liability and
      property damage claims and expenses                                (40,632)             (32,712)

         Net cash flows used for
           operating activities                                          (47,191)            (590,113)


                     The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (In Thousand of Dollars)
                                                Unaudited

                                                                         Three Months
                                                                         Ended March 31,
                                                                       1997         1996

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment expenditures                                    $ (72,505)           $ (41,944)
   Proceeds from sales of property and
      equipment                                                               9,615                2,483
   Available-for-sale securities -
      Purchases                                                                (609)              (2,619)
      Sales                                                                     451                2,687
   Purchases of various operations                                              -                 (2,546)

         Net cash flows used for
           investing activities                                             (63,048)             (41,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term
      debt                                                                      -                149,401
   Repayment of long-term debt                                              (71,076)             (32,651)
   Short-term borrowings:
      Proceeds                                                              570,017              225,704
      Repayments                                                           (276,235)            (114,248)
      Ninety day term or less, net                                          352,331              406,821
   Cash dividend on common stock paid to
      Ford Motor Company                                                   (460,000)                 -
   Proceeds from the issuance of preferred
      stock to Ford Motor Company                                           129,000                  -
       Net cash flows provided from
           financing activities                                             244,037              635,027

EFFECT OF FOREIGN EXCHANGE RATE
   CHANGES ON CASH                                                             (276)                 (75)

NET INCREASE IN CASH AND EQUIVALENTS
   DURING THE PERIOD                                                        133,522                2,900

CASH AND EQUIVALENTS AT BEGINNING OF
   YEAR                                                                     179,311              137,257

CASH AND EQUIVALENTS AT END OF PERIOD                                     $ 312,833            $ 140,157

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for -
      Interest (net of amounts capitalized)                               $  76,298            $  71,737
      Income taxes                                                            4,377                3,024

The accompanying notes are an integral part of this statement.

                                 THE HERTZ CORPORATION AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Changes in Stockholders' Equity

      On February 27, 1997, the Company issued to Ford 1,290 shares of its 5.11% Cumulative Series C Preferred Stock, par value $.01 per share, (the "Series C Preferred Stock"), in exchange for U.S.
treasury securities having an aggregate fair market value at that time of $129 million. On February 27, 1997, the Company paid a dividend of $460 million on its common stock to Ford in the form of a 5.475% promissory note, which was fully repaid by March 10, 1997. In connection with these transactions, cash and equivalents were increased by $129 million, notes payable were increased by $460 million, additional capital paid-in was increased by $129 million relating to the issuance of the Series
C Preferred Stock and decreased by $30.6 million relating to the payment of the dividend on the common stock, and retained earnings was decreased by $429.4 million relating to the payment of the dividend on the common stock.

      In April 1997, the Company reclassified all of its outstanding common stock, par value $1.00 per share, owned by Ford into 67,310,167 shares of Class B Common Stock, par value
$.01 per share, and reclassified all of its outstanding 10% cumulative Series A Preferred Stock and variable rate cumulative
Series B Preferred Stock beneficially owned by Ford into
20,245,833 shares of its Class A Common Stock, par value $.01 per share. The Company also issued 701,025 shares of its Class A
Common Stock pursuant to an employee benefit plan.

      On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock in an initial public offering and received net proceeds of $454 million from the sale, and redeemed its 1,290 shares of Series C Preferred Stock for $130 million. The net proceeds received from the initial public offering were used to pay down notes payable.

      Pro forma net income per share was computed based on 108,267,025 shares outstanding after the initial public offering.

Note 2 - Available-for-Sale Securities

      As of March 31, 1997, Prepaid Expenses and Other Assets in the consolidated balance sheet include available-for-sale securities at fair value (in thousands) of $5,467 (cost $5,568).
The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations, with the following maturity dates for the twelve month period following March 31, 1997 (in thousands): fair value $103 (cost $107) in 1998; fair value $3,941 (cost $3,996) 1999 through 2003; fair value $1,423
(cost $1,465) 2004 through 2015.  For the three months ended
March 31, 1997, proceeds of $451,300 from the sale of

                                 THE HERTZ CORPORATION AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Available-for-Sale Securities - (continued)

available-for-sale securities were received, and a gross realized gain of $1,226 and gross realized loss of $2,993 were included in earnings. Actual cost was used in computing the realized gain and loss on the sale. For the three months ended March 31, 1997, unrealized holding losses and unrealized holding gains, net of taxes, included in stockholders' equity were $112,000 and $21,000, respectively.

Note 3 - Taxes on Income

    The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35% due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit.

Note 4 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the
following (in thousands of dollars):
                                                                           Unaudited
                                                                       Three Months Ended
                                                                            March 31,
                                                                        1997                1996
Depreciation of revenue earning equipment                                  $210,906             $196,606
Adjustment of depreciation upon disposal
   of the equipment                                                           4,079               (6,983)
Rents paid for vehicles leased                                                3,515                2,764

        Total                                                              $218,500             $192,387


     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 1997 and 1996 included net losses of $.6 million and net gains of $1.6 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations in the United
States; and net losses of $3.5 million and net gains of $5.4 million, respectively, in the car rental and car leasing operations.

     During the three months ended March 31, 1997, the Company purchased Ford vehicles at a cost of approximately $1.3 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $.9 billion.


                                 THE HERTZ CORPORATION AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Debt

Debt at March 31, 1997 and December 31, 1996 consisted of the following (in thousands of dollars):
                                                 Unaudited
                                                                     March 31,             Dec. 31,
                                                                       1997                  1996
Notes payable, including commercial paper,
   average interest rate: 1997, 5.5%;
   1996, 5.6%                              $2,248,735   $1,498,002
Promissory notes, average interest rate
   7.3%; (effective average interest
   rate 7.4%); net of unamortized
   discount: 1997, $3,388; 1996, $3,602;
   due 1997 to 2005                                                  1,921,612             1,941,398
Property and equipment lease obligations,
   average interest rate: 1997, 7.0%; 1996,
   7.5%; due 1998                                                              1,828                2,554
Medium term notes, average interest rate
   9.3%; due 1997                                                             75,300               75,300
Senior subordinated promissory notes,
   average interest rate: 1997, 9.5%;
   1996, 9.7%; (effective average
   interest rate:  1997, 9.7%; 1996,
   9.8%); net of unamortized discount:
   1997, $140; 1996, $172; due 1998                                           99,860              149,828
Junior subordinated promissory notes,
   average interest rate 6.9%; net of
   unamortized discount:  1997, $233;
   1996, $244; due 2000 to 2003                                              399,767              399,756
Subsidiaries' short-term debt, including
   commercial paper in millions (1997,
   $826.1; 1996, $981.1) and other
   borrowings; average interest rate in
   foreign currencies:  1997, 5.0%; 1996,
   5.2%                                                                      868,832            1,025,006
        Total                                                             $5,615,934           $5,091,844




    The aggregate amounts of maturities of debt for the twelve month periods following March 31, 1997 are as follows (in millions): 1998, $3,500.4 (including $3,074.7 of commercial paper and short-term borrowings); 1999, $218.1; 2000, $350.0; 2001,
$399.1; 2002, $249.7; after 2002, $898.6.



                                 THE HERTZ CORPORATION AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Debt (continued)

      At March 31, 1997, approximately $25 million of the
Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.
Immediately following the initial public offering, the Company will be permitted to pay approximately $349 million in dividends under its existing debt agreements.

      At March 31, 1997, the Company and a subsidiary had $268.9 million of outstanding loans from Ford.

      The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at March 31, 1997 of the swap and FRA agreements is to give the Company an overall effective weighted-average rate on debt of 6.33%, with 48% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.28%, with 55% of debt subject to variable interest rates when not considering the swap and FRA agreements. At March 31, 1997, these agreements expressed in notional amounts aggregated (in millions) $361.3 swaps, and FRAs in the amount of $30.2 which were settled in 1997. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At March 31, 1997, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $2.3 million. This relates to notional principal (in millions) of $361.3 swaps maturing $233.2, $70.4, $45.1, $11.9, $0.6, and $0.1 in 1997, 1998, 1999, 2000,
2001, and 2002, respectively.


                                 THE HERTZ CORPORATION AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Segment Information

      The Company's business principally consists of two segments:
rental and leasing of cars and light trucks ("car rental"); and
rental of industrial, construction and materials handling
equipment ("industrial and construction equipment rental").  The contributions of these segments, as well as "corporate and
other", to revenues and income before income taxes for the three months ended March 31, 1997 and 1996 are summarized below (in millions of dollars).  Corporate and other includes general
corporate expenses, principally amortization of intangibles and certain interest expense incurred in connection with the
acquisition of the Company by Park Ridge Corporation in December
1987 and UAL, Inc. in August 1985, and inter-period allocations, as well as other business activities, such as claim management and telecommunication services.
                                                        Three Months Ended March 31
                                                                                   Income (Loss)
                                                                                       Before
                                                         Revenues                 Income Taxes
                                                        1997         1996          1997          1996

Car rental                                            $780.8       $709.3         $24.8        $ 1.4
Industrial and construction
   equipment rental                                     90.3         77.1           9.6         12.2
Corporate and other                                      7.3         16.7           (.5)    1.6

  Consolidated total                                  $878.4       $803.1         $33.9        $15.2


The contributions of these segments, as well as "corporate and other", to revenues and income before income taxes for each of the two years ended December 31, 1996 and 1995 are set forth below (in millions of dollars) to conform with the classification being used in 1997.
                                                     Years Ended December 31
                                                                                 Income (Loss)
                                                                                    Before
                                                    Revenues                     Income Taxes
                                                  1996            1995             1996         1995

Car rental                                         $3,239.4        $2,991.3        $188.7         $116.0
Industrial and construction
   equipment rental                                   392.3           332.3          91.0           85.2
Corporate and other                                    36.6            77.0         (23.2)         (28.9)

   Consolidated total                              $3,668.3        $3,400.6        $256.5         $172.3


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.


Three Months Ended March 31, 1997 Compared with Three Months
Ended March 31, 1996

Summary

The following table sets forth for the three months ended March
31, 1997 and 1996 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                            Percentage of Revenues
                                              Three Months Ended
                                                   March 31,
                                               1997         1996

Revenues:
   Car Rental                                                           86.4%                86.0%

   Industrial and construction equipment
      rental                                                            10.3                  9.6

   Car leasing                                                           1.3                  1.1

   Other                                                                 2.0                  3.3
                                                                       100.0                100.0

Expenses:
   Direct operating                                                     50.6                 52.8

   Depreciation of revenue earning
      equipment                                                         24.9                 23.9

   Selling, general and administrative                                  12.3                 13.0

   Interest, net of interest income                                      8.3                  8.4
                                                                        96.1                 98.1

Income before income taxes                                               3.9                  1.9

Provision for taxes on income                                            1.6                   .8

Net income                                                               2.3%                 1.1%






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued).



    The following table sets forth certain selected operating data of the Company for the three months ended March 31, 1997 and 1996.

                                                                     Three Months Ended
                                                                            March 31,
                                                                        1997                1996

Car rental and other operations -
   Average number of owned cars operated
      during period                                                         273,300             250,200
   Number of transactions of owned car
      rental operations during period                                     4,910,000           4,547,000
   Average revenue per transaction of
      owned car rental operations during
      period (in whole dollars)                                           $  154.48           $  151.92
Equipment rental operations -
   Average cost of rental equipment
      operated during period (in millions)                                $     914           $     713


Revenues


Revenues from car rental operations of $758.5 million in the first quarter of 1997 increased by 9.8% from $690.7 million in the first quarter of 1996. Of this $67.8 million increase, approximately $55.2 million resulted primarily from an increase in the number of transactions both in the United States and international operations and approximately $12.6 million resulted from an increase in revenue per transaction principally due to an increase in pricing of approximately 5.5% in the United States, partly offset by a lower transaction length in the United States, and a decrease in the foreign operations due to changes in exchange rates, both of which moderated the increase in revenue per transaction.


Revenues from industrial and construction equipment rental of $90.3 million in the first quarter of 1997 increased by 17.1%
from $77.1 million in the first quarter of 1996. Of this $13.2 million increase, approximately $7.7 million was due to an increase in volume resulting from the opening of new locations and an acquisition on February 29, 1996 and approximately $5.5 million was due to increased activity in industrial related markets, both from new and existing customers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued).


Revenues from all other sources of $29.5 million in the first quarter of 1997 decreased by 16.4% from $35.3 million in the first quarter of 1996, primarily due to lower revenues in claim administration service operations, a large part of which was sold as of February 29, 1996. This decrease was partly offset by increased revenues from car leasing operations, primarily due to an acquisition made in June 1996 of a foreign licensee operation.

Expenses

Total expenses of $844.4 million in 1997 increased by 7.2% from $788.0 million in 1996, although total expenses as a percentage of revenues decreased to 96.1% in 1997 from 98.1% in 1996.

Direct operating expenses of $444.1 million in 1997 increased by 4.8% from $423.8 million in 1996, but were lower in 1997 as a percentage of revenues due to more efficient fixed cost coverage.
Wages and related benefits, concessions and commissions and reservation costs, decreased as a percentage of revenues.

Depreciation of revenue earning equipment for the car rental and car leasing operations of $198.3 million in 1997 increased by 11.6% from $177.7 million in 1996, primarily due to an increase in the number of cars operated and an increase in the cost of cars acquired in both the United States and international operations, and decreases in the net proceeds received in 1997 in excess of book value on the disposal of the cars (which resulted in a loss of $3.5 million in 1997 as compared to a gain of $5.4 million in 1996) primarily due to a decrease in the number of used vehicles sold in the international operations.

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $20.2 million in 1997 increased by 37.4% from $14.7 million in 1996, primarily due to an increase in both the volume and cost of equipment operated, and a decrease in the net proceeds received in 1997 in excess of book value on the disposal of the equipment to $.6 million loss in 1997 from $1.6 million gain in 1996, primarily due to changes made effective January 1, 1997 to the estimated depreciable lives being used to compute the provision for depreciation as explained below. These increases were partly offset by a reduction in depreciation of $2.4 million, net of equipment sold in 1997, due to changes made effective January 1, 1997 to the increase in certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment to reflect changes in the estimated residual values of the equipment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued).


Selling, general and administrative expenses of $108.5 million in 1997 increased by 3.9% from $104.5 million in 1996, but were lower in 1997 as a percentage of revenues due to more efficient cost coverage. The increase in 1997 resulted from increases in advertising costs, sales expenses and general and administrative costs.


Interest expense of $73.3 million in 1997 increased 8.9% from $67.3 million in 1996, primarily due to higher debt levels (which were required to finance growth and increases in the cost of cars and industrial and construction equipment) and interest expense of $2.3 million incurred relating to funding the $460 million dividend paid by the Company on its common stock to Ford in 1997, partially offset by higher interest income received and lower interest rates in 1997 as compared to 1996.


The tax provision of $14.2 million in 1997 increased 122.3% from $6.4 million in 1996, primarily due to the higher income before income taxes in 1997. The effective tax rate in 1997 was 41.9% as compared to 42.1% in 1996. See Note 3 to the Notes to the Company's consolidated financial statements.


Net Income

The Company achieved record net income of $19.7 million in the first quarter of 1997 representing an increase of 124.4% from $8.8 million in the first quarter of 1996. This increase was primarily due to higher revenues in the U.S. car rental operations and a $1.5 million ($0.014 per share) decrease in depreciation expense, net of taxes, for the industrial and construction equipment rental business for changes made effective
January 1, 1997 to the estimated useful lives being used to compute depreciation of revenue earning equipment. This increase in net income was partly offset by (i) a charge of $0.8 million
($0.007 per share) for the interest expense incurred, net of taxes, relating to funding the $460 million dividend paid by the Company on its common stock to Ford in the first quarter of 1997 and other items relating to the Offering, (ii) increased costs in the industrial and construction equipment rental business relating to the additional depreciation for equipment purchased and other expenses incurred to service new industrial customers and (iii) losses incurred in a foreign car rental and leasing operation which was acquired from a licensee in June 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued).


Liquidity and Capital Resources

The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment which consists mainly of cars and industrial and construction equipment. For the three months ended March 31, 1997, the Company's expenditures for revenue earning equipment were $2,301 million (partially offset by proceeds from the sale of such equipment of $1,773 million). For 1997, the Company expects its expenditures for revenue earning equipment (net of proceeds from the sale of such equipment) to be higher than they were in 1996. These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the three months ended March
31, 1997, the Company's capital investments for property and non-revenue earning equipment, were $72.5 million, which includes the purchase by the Company of the 50% equity interest not previously owned by the Company in the joint venture that owns the Company's executive offices in Park Ridge, New Jersey. The Company's customer receivables are also liquid with approximately 30 days of total annual sales outstanding.

To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the U.S. domestic medium-term and long-term debt markets. At
March 31, 1997, the Company had available $400 million for issuance of unsecured senior, senior subordinated and junior subordinated debt securities under an effective registration statement on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of March 31, 1997 was $2.5 billion with maturities ranging from 1997 to 2009. This includes $269 million in term loans from Ford, of which $250 million matures on November 15, 1999 and $19 million matures on July 1, 1997.
Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks. All borrowings by international operations either are in the international operations' local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure.
The Company guarantees only the borrowings of its subsidiaries in Australia and Canada, which consist principally of commercial paper denominated in local currency. At March 31, 1997, the


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued).



total debt for the foreign operations was $869 million, of which $826 million was short-term (original maturity of less than one year) and $43 million was long-term. At March 31, 1997, the total amounts outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $111 and $41, respectively.


At March 31, 1997, the Company had committed bank credit facilities totalling $2.3 billion. Of this amount, $2.1 billion are represented by a combination of 5-year and 364-day global committed credit facilities provided by 31 relationship banks.
In addition to direct borrowings by the Company, these agreements allow any subsidiary of the Company to borrow under the facilities on the basis of a guarantee by the Company. The 5
-year agreements, totalling $1,185 million, currently expire on June 30, 2001, and the 364-day agreements, totalling $895 million, expire on June 25, 1997. The 5-year agreements have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. The 364-day agreements permit the Company to convert any amount outstanding prior to expiration into a two-year term loan.


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


PART II - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES.


             In March 1997, the Company, pursuant to requisite consent of the holders, amended its 7 3/8% Senior Notes due June
             15, 2001 (the "Notes") issued under an indenture dated as of April 1, 1986, as amended, between the Company and The
             Chase Manhattan Bank to eliminate as an event of default under the Notes Ford's failure to own, directly or indirectly, 100% of the outstanding voting stock of the Company.

             On February 27, 1997, the Company issued 1,290 shares of its 5.11% Cumulative Series C Preferred Stock, par value
             $.01 per share, to Ford in exchange for U.S. treasury securities having an aggregate fair market value at that time of $129 million. The Company believes that this transaction was exempt from registration under Section
             4(2) of the Securities Act of 1933 because the subject securities were sold to a single sophisticated investor who was purchasing for investment without a view to further distribution.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)    Exhibits:

        3(a) Restated Certificate of Incorporation of the Company, effective April 30, 1997, incorporated by reference to
                Exhibit 3(a) to the Company's report on Form 8-K dated
                May 1, 1997 (File No. 1-7541).

        3(b) By-laws of the Company, effective April 22,1997, incorporated by reference to Exhibit 3(b) to the Company's report on Form 8-K dated May 1, 1997 (File
                No. 1-7541).

        4 Instruments defining the rights of security holders, including indentures. During the quarter ended March
                31, 1997, the Company and its subsidiaries did not issue any long-term debt.

      10(a) Corporate Agreement between the Company and Ford, dated April 25, 1997, incorporated by reference to
                Exhibit 10(a) to the Company's report on Form 8-K dated May 1, 1997 (File No. 1-7541).



PART II - OTHER INFORMATION (continued)



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (continued).

      10(b)     The Hertz Corporation Long-Term Equity Compensation
                Plan, incorporated by reference to Exhibit 10(b) to the Company's report on Form 8-K dated May 1, 1997
                (File No. 1-7541).

      12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1997 and 1996.

      27        Financial Data Schedule for the three months ended
                March 31, 1997.

(b)    Reports on Form 8-K:

             The Company filed a Form 8-K dated February 28, 1997 reporting under Items 5 and 7 thereof, (i) announcing that the Company had filed a registration statement with the Securities and Exchange Commission for a potential initial public offering of less than 20% of the Company's common stock, (ii) reporting that the Company issued
             1,290 shares of its Series C Preferred Stock to Ford, and (iii) filing audited consolidated financial statements of the Company for each of the years in the three-year period ended December 31, 1996 and as of December 31, 1996 and 1995.


                                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE HERTZ CORPORATION
                                         (Registrant)



Date: May 6, 1997           By:     /s/ William Sider
                                           William Sider
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer
                                       and duly authorized officer)






SECURITIES AND EXCHANGE COMMISSION



                                         WASHINGTON, D.C. 20549







                                                EXHIBITS



                                               filed with



                                                FORM 10-Q



                                          for the quarter ended



                                             March 31, 1997



                                                  under



                                   THE SECURITIES EXCHANGE ACT OF 1934







                                          THE HERTZ CORPORATION



                                      Commission file number 1-7541





                                             EXHIBIT INDEX






Exhibit
  No.                   Description                                                         Page No.


  12                    Computation of Ratio of Earnings
                        to Fixed Charges for the three
                        months ended March 31, 1997 and
                        1996.                                                                23

  27                    Financial Data Schedule for the
                        three months ended March 31, 1997.                                   24 - 25



































                                                     EXHIBIT 12




                                 THE HERTZ CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                 (In Thousands of Dollars Except Ratios)

                                                Unaudited


                                                                           Three Months
                                                                          Ended March 31,
                                                                         1997        1996

Income before income taxes                                                   $ 33,911           $ 15,172


Interest expense                                                               77,878             70,073


Portion of rent estimated to represent
  the interest factor                                                          18,123             16,889


Earnings before income taxes and fixed
  charges                                                                    $129,912           $102,134


Interest expense (including capitalized
  interest)                                                                  $ 77,950           $ 70,279


Portion of rent estimated to represent
  the interest factor                                                          18,123             16,889


Fixed charges                                                                $ 96,073           $ 87,168



Ratio of earnings to fixed charges                                             1.4                1.2












