Form 10-Q
period 1997-06-30
HERTZ CORP
filed 1997-08-07
CIK 47129

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended  June 30, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997: Common
Stock, $.01 par value - Class A, 40,956,858 shares; and Class B,
67,310,167 shares.

                        Page 1 of 34 pages
                 The Exhibit Index is on page 31

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

              THE HERTZ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)
                            Unaudited

                         A  S  S  E  T  S


                                                    June 30,   Dec. 31,
                                                     1997        1996

Cash and equivalents                               $ 186,698  $  179,311
Receivables, less allowance for
 doubtful accounts of $11,873
  (1996 - $12,268)                                   642,214     798,686
Due from affiliates                                  320,926     456,025
Inventories, at lower of cost or market               17,306      20,220
Prepaid expenses and other assets
 (Note 2)                                            102,055      80,530
Revenue earning equipment, at cost:
 Cars                                              5,355,441   4,698,656
  Less accumulated depreciation                     (366,715)   (380,391)
 Other equipment                                   1,039,354     908,106
  Less accumulated depreciation                     (205,594)   (190,677)

   Total revenue earning equipment                 5,822,486   5,035,694


Property and equipment, at cost:
 Land, buildings and leasehold
  improvements                                       562,731     515,063
 Service equipment                                   553,826     554,134
                                                   1,116,557   1,069,197
  Less accumulated depreciation                     (533,518)   (526,466)

   Total property and equipment                      583,039     542,731


Franchises, concessions, contract costs
 and leaseholds, net of amortization                   9,257      10,117

Cost in excess of net assets of
 purchased businesses, net of
  amortization                                       516,166     525,853

          Total assets                            $8,200,147  $7,649,167


  The accompanying notes are an integral part of this statement.

              THE HERTZ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)
                            Unaudited

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   June 30,    Dec. 31,
                                                     1997        1996

Accounts payable                                 $  547,327   $  468,817

Accrued liabilities                                 527,235      555,699

Accrued taxes                                       100,456      105,524

Debt (Note 5)                                     5,535,861    5,091,844

Public liability and property damage                312,492      321,118

Deferred taxes on income                            143,800      116,800


Stockholders' equity (Note 1):
 Class A Common Stock, $0.01 par value,
   440,000,000 shares authorized,
   40,956,858 shares issued and
   outstanding                                          410         -
 Class B Common Stock, $0.01 par value,
   140,000,000 shares authorized,
   67,310,167 shares issued and
   outstanding                                          673         -
 Common Stock, par value $1.00 per
   share, shares issued -- 200
   Class A, 51 Class B and 490 Class C                 -               1
 Preferred Stock                                       -         485,900
 Additional capital paid-in                         982,018       59,008
 Unamortized restricted stock grants                (15,946)        -
 Retained earnings                                   79,538      435,352
 Translation adjustment                             (13,671)       9,129
 Unrealized holding losses for
   available-for-sale securities
     (Note 2)                                           (46)         (25)

   Total stockholders' equity                     1,032,976      989,365

   Total liabilities and
     stockholders' equity                        $8,200,147   $7,649,167



  The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)
                            Unaudited

                                                       Three Months
                                                      Ended June 30,
                                                     1997        1996

Revenues:

  Car rental                                       $844,067    $796,660

  Industrial and construction equipment
    rental                                          105,034      92,385

  Car leasing                                         9,811       8,723

  Other                                              17,404      13,633

     Total revenues                                 976,316     911,401

Expenses:

  Direct operating                                  452,759     437,214

  Depreciation of revenue earning
    equipment (Note 4)                              245,292     221,539

  Selling, general and administrative               106,876     108,388

  Interest, net of interest income
    of $2,982 and $2,359                             78,284      74,976

     Total expenses                                 883,211     842,117


Income before income taxes                           93,105      69,284


Provision for taxes on income (Note 3)               39,204      29,739

Net income                                         $ 53,901    $ 39,545

Net income per share
     (in whole dollars - see Note 1)               $    .50    $    .37



  The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)
                            Unaudited

                                                       Six Months
                                                     Ended June 30,
                                                    1997        1996

Revenues:

  Car rental                                     $1,602,603  $1,487,395

  Industrial and construction equipment
    rental                                          195,369     169,513

  Car leasing                                        21,455      17,373

  Other                                              35,241      40,262

    Total revenues                                1,854,668   1,714,543


Expenses:

  Direct operating                                  896,822     861,033

  Depreciation of revenue earning
    equipment (Note 4)                              463,792     413,926

  Selling, general and administrative               215,443     212,837

  Interest, net of interest income
    of $7,549 and $5,117                            151,595     142,291

    Total expenses                                1,727,652   1,630,087


Income before income taxes                          127,016      84,456


Provision for taxes on income (Note 3)               53,396      36,123

Net income                                       $   73,620  $   48,333


Net income per share
     (in whole dollars - see Note 1)             $      .68   $      .45


  The accompanying notes are an integral part of this statement.

              THE HERTZ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                                       Six Months
                                                     Ended June 30,
                                                    1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $ 73,620   $   48,333

 Non-cash expenses:
   Depreciation of revenue earning
     equipment                                     463,792      413,926
   Depreciation of property and
     equipment                                      44,254       42,038
   Amortization of intangibles                       9,788        8,566
   Amortization of restrictive
     stock grants                                      879         -
   Provision for public liability
     and property damage                            69,144       60,800
   Provision for losses for doubtful
     accounts                                        3,381        6,118
   Deferred income taxes                            27,000       16,200

 Revenue earning equipment
   expenditures                                 (4,605,517)  (4,792,476)

 Proceeds from sales of revenue
   earning equipment                             3,276,317    2,846,534

 Changes in assets and liabilities,
   net of effects from sale in 1996
   of certain claim administration
   service operations -
     Receivables                                   106,850       58,500

     Due from affiliates                           135,099       65,535

     Inventories and prepaid expenses
       and other assets                            (20,974)     (12,363)

     Accounts payable                               94,971       65,877

     Accrued liabilities                           (15,203)        68,751

     Accrued taxes                                  (1,245)      14,806

 Payments of public liability and
   property damage claims and expenses             (77,723)     (69,016)

     Net cash flows used for
       operating activities                       (415,567)  (1,157,871)


  The accompanying notes are an integral part of this statement.

              THE HERTZ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                     (In Thousand of Dollars)
                            Unaudited
                                                         Six Months
                                                       Ended June 30,
                                                      1997        1996
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment expenditures               $(114,931) $  (97,876)
 Proceeds from sales of property and
   equipment                                          20,312      15,641
 Available-for-sale securities -
   Purchases                                            (609)     (4,793)
   Sales                                                 451       4,821
 Proceeds from sale of certain claim
   administration service operations,
   net of cash and equivalents                          -         15,346
 Purchases of various operations                        -         (6,054)
    Net cash flows used for
      investing activities                           (94,777)    (72,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term
   debt                                              150,196     149,841
 Repayment of long-term debt                         (91,530)    (97,711)
 Short-term borrowings:
   Proceeds                                          888,037     659,840
   Repayments                                       (804,007)   (356,995)
   Ninety day term or less, net                      383,567     885,109
 Cash dividend paid to Ford                         (460,000)       -
 Issuance of preferred stock to Ford                 129,000        -
 Redemption of preferred stock from
   Ford                                             (130,135)       -
 Sale of common stock                                453,068        -
     Net cash flows provided from
       financing activities                          518,196   1,240,084
EFFECT OF FOREIGN EXCHANGE RATE
 CHANGES ON CASH                                        (465)       (135)
NET INCREASE IN CASH AND EQUIVALENTS
 DURING THE PERIOD                                     7,387       9,163
CASH AND EQUIVALENTS AT BEGINNING OF
 YEAR                                                179,311     137,257
CASH AND EQUIVALENTS AT END OF PERIOD              $ 186,698  $  146,420
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for -
   Interest (net of amounts capitalized)           $ 153,210   $ 137,911
   Income taxes                                       39,774      16,582

In connection with an acquisition made in 1996, liabilities assumed were $36 million.

The accompanying notes are an integral part of this statement.

             THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Changes in Stockholders' Equity

   On February 27, 1997, the Company issued to Ford 1,290 shares of its 5.11% Cumulative Series C Preferred Stock, par value $.01 per share, (the "Series C Preferred Stock"), in exchange for U.S. Treasury securities having an aggregate fair market value at that time of $129 million. On February 27, 1997, the Company paid a dividend of $460 million on its common stock to Ford in the form of a 5.475% promissory note, which was fully repaid by March 10, 1997. In connection with these transactions, cash and equivalents were increased by $129 million, notes payable were increased by $460 million, additional capital paid-in was increased by $129 million relating to the issuance of the Series C Preferred Stock and decreased by $30.6 million relating to the payment of the dividend on the common stock, and retained earnings was decreased by $429.4 million relating to the payment of the dividend on the common stock. On April 30, 1997 the Company redeemed all the issued and outstanding shares of the Series C Preferred Stock.


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


   On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock in an initial public offering and received net proceeds of $453 million from the sale, and redeemed its 1,290 shares of Series C Preferred Stock for $130 million. The net proceeds received from the initial public offering were used to pay down notes payable.


   Net income per share was computed based on 108,267,025 shares of Class A and Class B Common Stock outstanding. The net income per share for the three and six month periods ended June 30, 1996 assumes that all shares outstanding during 1997 were outstanding for the corresponding periods in 1996. Computation of the shares outstanding does not include the impact of common stock equivalents because they result in less than three percent dilution.

              THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Changes in Stockholders' Equity - (continued)

Recent Pronouncement

 In February 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. For the Company, SFAS 128 will be effective for the year ending December 31, 1997. The adoption of SFAS 128 is not expected to impact the Company's earnings per share.


Note 2 - Available-for-Sale Securities

Available-for-sale securities are recorded at market value. The Company includes available-for-sale securities in Prepaid Expenses and Other Assets and includes in earnings realized gains or losses on such securities. The estimated market value at June 30, 1997 and December 31, 1996 was (in thousands) $5,512 and $5,405, respectively. Historical cost at June 30, 1997 and December 31, 1996 was $5,563 and $5,432, respectively.


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


Note 4 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the
following (in thousands of dollars):
                                                      1997        1996
Three Months Ended June 30
Depreciation of revenue earning equipment           $239,095   $218,847
Adjustment of depreciation upon disposal
 of the equipment                                      3,133        181
Rents paid for vehicles leased                         3,064      2,511

     Total                                          $245,292   $221,539

              THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Depreciation of Revenue Earning Equipment - (continued)


                                                       1997      1996

Six Months Ended June 30

Depreciation of revenue earning equipment            $450,001  $415,453
Adjustment of depreciation upon disposal
 of the equipment                                       7,212    (6,802)
Rents paid for vehicles leased                          6,579     5,275

   Total                                             $463,792  $413,926


     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 1997 and 1996 included net losses of $.5 million and $1.2 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations in the United States; and net losses of $2.6 million and net gains of $1.0 million, respectively, in the car rental and car leasing operations.


     The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 1997 and 1996 included net losses of $1.1 million and net gains of $.5 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations in the United States; and net losses of $6.1 million and net gains of $6.3 million, respectively, in the car rental and car leasing operations.


     During the six months ended June 30, 1997, the Company purchased Ford vehicles at a cost of approximately $2.5 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.7 billion.

              THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Debt

Debt at June 30, 1997 and December 31, 1996 consisted of the following (in thousands of dollars):

                                          June 30,    Dec. 31,
                                            1997        1996
Notes payable, including commercial
 paper, average interest rate 5.6%       $1,917,666  $1,498,002

Promissory notes, average interest
 rate 7.3%; (effective average
 interest rate 7.4%); net of
 unamortized discount: 1997, $3,493;
 1996, $3,602; due 1997 to 2005           2,071,507   1,941,398

Property and equipment lease obligations,
   average interest rate: 1997, 7.0%;
 1996, 7.5%; due 1998                         1,836       2,554

Medium term notes, average interest
 rate: 1997, 9.2%; 1996, 9.3%; due
 1997 to 1998                                55,300      75,300

Senior subordinated promissory notes,
 average interest rate: 1997, 9.5%;
 1996, 9.7%; (effective average
 interest rate:  1997, 9.7%; 1996,
 9.8%); net of unamortized discount:
 1997, $108; 1996, $172; due 1998            99,892     149,828

Junior subordinated promissory notes,
 average interest rate 6.9%; net of
 unamortized discount:  1997, $222;
 1996, $244; due 2000 to 2003               399,778     399,756

Subsidiaries' short-term debt,
 principally in foreign currencies,
 including commercial paper in
 millions (1997, $947.3; 1996,
 $981.1) and other  borrowings;
 average interest rate:  1997,
 4.6%; 1996, 5.2%                           989,882   1,025,006

     Total                               $5,535,861  $5,091,844

              THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Debt - (continued)

 The aggregate amounts of maturities of debt for the twelve month periods following June 30, 1997 are as follows (in millions): 1998, $3,370.5 (including $2,865.0 of commercial paper and short-term borrowings); 1999, $118.3; 2000, $449.8; 2001,
$549.0; 2002, $299.3; after 2002, $749.0.

   At June 30, 1997, approximately $393 million of the
Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

   At June 30, 1997, the Company and a subsidiary had $269 million of outstanding loans from Ford.

   The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps") and forward rate agreements ("FRAs"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at June 30, 1997 of the swap and FRA agreements is to give the Company an overall effective weighted-average rate on debt of 6.35%, with 49% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.29%, with 52% of debt subject to variable interest rates when not considering the swap and FRA agreements. At June 30, 1997, these agreements expressed in notional amounts aggregated (in millions)
$153.3 swaps, and FRAs in the amount of $13.7 which were settled in 1997. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts.
The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At June 30, 1997, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $4.0 million.

              THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Debt - (continued)

This relates to notional principal (in millions) of $153.3 swaps maturing $21.8, $69.7, $45.0, $15.6, $1.1 and $0.1 in 1997, 1998, 1999, 2000, 2001,
and 2002, respectively.


Note 6 - Long-Term Equity Compensation Plan

   The Company sponsors a stock-based incentive plan (the
"Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee (the "Committee")appointed by the Board of Directors. The Company adopted the Plan in 1997 prior to the Offering. Awards granted under the plan are based on shares of Class A Common Stock. The Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units ("Awards").

 Officers and certain key salaried employees of the Company with potential to contribute to the future success of the Company or its subsidiaries are eligible to receive Awards under the Plan. Each option granted shall expire at such time the Committee shall determine at the time of grant; provided, that no option shall be exercisable later than the tenth anniversary date of its grant.

   The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,026 shares. As part of the Offering, the Company granted awards of 701,025 shares of restricted stock and 1,423,470 nonqualified stock options. The options were granted at the initial public offering price of $24.00 per share. The Awards granted vest over various anniversaries of the date of grant with all grants vesting by the fifth anniversary of the date of grant.

   Upon issuance of the restricted shares, the unamortized value of restricted stock was charged to stockholders' equity and is being amortized as compensation expense ratably over vesting periods.

   On August 1, 1997, the Company announced a program to repurchase from time to time up to 1.15 million shares of its Class A Common Stock for requirements under its incentive stock plan. No significant repurchases will be made under this program before May 1998.

              THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Segment Information

   The Company's business principally consists of two segments: rental and leasing of cars and light trucks ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other", to revenues and income before income taxes for the three months and six months ended June 30, 1997 and 1996 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of intangibles and certain interest expense incurred in connection with the acquisition of the Company by Park Ridge Corporation in December 1987 and UAL, Inc. in August 1985, and inter-period allocations, as well as other business activities, such as claim management and telecommunication services.


Three Months Ended June 30
                                                         Income (Loss)
                                                            Before
                                        Revenues         Income Taxes
                                     1997      1996       1997    1996

Car rental                         $  864.5  $  815.4    $ 81.4   $52.3
Industrial and construction
 equipment rental                     105.0      92.4      18.5    19.4
Corporate and other                     6.8       3.6      (6.8)   (2.4)

  Consolidated total                $ 976.3  $  911.4    $ 93.1   $69.3



Six Months Ended June 30

Car rental                         $1,645.3  $1,524.7    $106.3   $53.5
Industrial and construction
 equipment rental                     195.4     169.5      28.1    31.7
Corporate and other                    14.0      20.3      (7.4)    (.7)

  Consolidated total               $1,854.7  $1,714.5    $127.0   $84.5

              THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Segment Information (continued)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.


Three Months ended June 30, 1997 Compared with Three Months ended
June 30, 1996

Summary

The following table sets forth for the three months ended June
30, 1997 and 1996 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                 Percentage of Revenues
                                                   Three Months Ended
                                                        June 30,
                                                     1997         1996

Revenues:
 Car Rental                                          86.4%        87.4%

 Industrial and construction equipment
   rental                                            10.8         10.1

 Car leasing                                          1.0          1.0

 Other                                                1.8          1.5
                                                    100.0        100.0

Expenses:
 Direct operating                                    46.4         48.0

 Depreciation of revenue earning
   equipment                                         25.1         24.3

 Selling, general and administrative                 11.0         11.9

 Interest, net of interest income                     8.0          8.2
                                                     90.5         92.4

Income before income taxes                            9.5          7.6

Provision for taxes on income                         4.0          3.3

Net income                                            5.5%         4.3%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued).



The following table sets forth certain selected operating data of the Company for the three months ended June 30, 1997 and 1996.


                                                     Three Months Ended
                                                           June 30,
                                                       1997      1996

Car rental and other operations -
 Average number of owned cars operated
   during period                                     290,400     287,100
 Number of transactions of owned car
   rental operations during period                 5,542,000   5,272,000
 Average revenue per transaction of
   owned car rental operations during
   period (in whole dollars)                      $   152.31  $   151.10
Equipment rental operations -
 Average cost of rental equipment
   operated during period (in millions)           $      979  $      785


Revenues

Revenues from car rental operations of $844.1 million in the second quarter of 1997 increased by 6% from $796.7 million in the second quarter of 1996. The increase of $47.4 million was the result of a worldwide increase in transactions of 5.1% and an increase in pricing in the United States of approximately 6.2% that contributed $65.8 million in increased revenue. These increases were partially offset by a decrease in average transaction length in the United States as well as decreases of $18.4 million from the effect of the strong U.S. dollar on foreign currency translation and a decrease in revenue per transaction in foreign operations, all of which moderated the overall increase in revenue per transaction. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

Revenues from industrial and construction equipment rental of $105.0 million in the second quarter of 1997 increased by 13.7% from $92.4 million in the second quarter of 1996. Of this $12.6 million increase, approximately $9.3 million was due to an increase in volume resulting from the opening of new locations and approximately $3.3 million was due to increased activity from existing locations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (continued).


Revenues from all other sources of $27.2 million in the second quarter of 1997 increased by 21.7% from $22.4 million in the second quarter of 1996, primarily due to increased revenues from car leasing operations, partly due to an acquisition made in June 1996 of a foreign licensee operation.

Expenses

Total expenses of $883.2 million in 1997 increased by 4.9% from $842.1 million in 1996, although total expenses as a percentage of revenues decreased to 90.5% in 1997 from 92.4% in 1996.

Direct operating expenses of $452.8 million in 1997 increased by 3.6% from $437.2 million in 1996, but were lower in 1997 as a percentage of revenues due to more efficient fixed cost coverage. Wages and related benefits and reservation costs, decreased as a percentage of revenues.

Depreciation of revenue earning equipment for the car rental and car leasing operations of $222.3 million in 1997 increased by 9.7% from $202.6 million in 1996, primarily due to an increase in the cost of cars acquired in both the United States and international operations, an increase in the number of cars operated and a reduction in the net proceeds received in excess of book value on the disposal of the cars (which resulted in a loss of $2.6 million in 1997 as compared to a gain of $1.0 million in 1996).

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $23.0 million in 1997 increased by 21.5% from $18.9 million in 1996, primarily due to an increase in both the volume and cost of equipment operated. These increases were partly offset by a reduction in depreciation of $2.4 million, due to changes made effective January 1, 1997 to increase certain estimated useful lives and changes in estimated residual values of the equipment. In addition, the increase was partially offset by the change in the net proceeds received in excess of book value on the disposal of the equipment reflecting a $.5 million loss in 1997 versus a $1.2 million loss in 1996.

Selling, general and administrative expenses of $106.9 million in 1997 decreased by 1.4% from $108.4 million in 1996, and were lower in 1997 as a percentage of revenues due to more efficient cost coverage. The decrease in 1997 resulted primarily from foreign currency translation adjustments and lower advertising costs, partly offset by increases in sales promotion and general and administrative costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (continued).



Interest expense of $78.3 million in 1997 increased 4.4% from $75.0 million in 1996, primarily due to higher average debt levels (which were required to finance growth and increases in the cost of cars and industrial and construction equipment) and interest expense of $2.1 million incurred relating to funding the $460 million dividend paid by the Company on its common stock to Ford in 1997, partially offset by higher interest income received.


The tax provision of $39.2 million in 1997 increased 31.8% from $29.7 million in 1996, primarily due to the higher income before income taxes in 1997. The effective tax rate in 1997 was 42.1% as compared to 42.9% in 1996. See Note 3 to the Notes to the Company's consolidated financial statements.


Net Income

The Company achieved record net income of $53.9 million in the second quarter of 1997, or $0.50 per share, representing an increase of 36.3% from $39.5 million, or $0.37 per share, in the second quarter of 1996. This increase was primarily due to higher revenues in the U.S. car rental operations and a $1.5 million ($0.014 per share) decrease in depreciation expense, net of taxes, for the industrial and construction equipment rental business for changes made effective January 1, 1997 to the estimated useful lives being used to compute depreciation of revenue earning equipment. This increase in net income was partly offset by (i) a charge of $.7 million ($.006 per share) for the interest expense incurred, net of taxes, relating to funding the $460 million dividend paid by the Company on its common stock to Ford in the first quarter of 1997, (ii) increased costs in the industrial and construction equipment rental business relating to the additional depreciation for equipment purchased and other expenses incurred to service new industrial customers and (iii) losses incurred in a foreign car rental and leasing operation which was acquired from a licensee in June 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued).


Six Months ended June 30, 1997 Compared With Six Months ended
June 30, 1996

Summary

The following table sets forth for the six months ended June 30, 1997 and 1996 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                       Percentage of Revenues
                                          Six Months Ended
                                              June 30,
                                          1997         1996

Revenues:
 Car Rental                               86.4%        86.8%

 Industrial and construction equipment
   rental                                 10.5          9.9

 Car leasing                               1.2          1.0

 Other                                     1.9          2.3
                                         100.0        100.0

Expenses:
 Direct operating                         48.3         50.2

 Depreciation of revenue earning
   equipment                              25.0         24.2

 Selling, general and administrative      11.6         12.4

 Interest, net of interest income          8.2          8.3
                                          93.1         95.1

Income before income taxes                 6.9          4.9

Provision for taxes on income              2.9          2.1

Net income                                 4.0%         2.8%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued).



   The following table sets forth certain selected operating data of the Company for the six months ended June 30, 1997 and 1996.


                                                     Six Months Ended
                                                         June 30,
                                                     1997         1996

Car rental and other operations -
 Average number of owned cars operated
   during period                                     282,80 0     271,500
 Number of transactions of owned car
   rental operations during period                10,452,000    9,819,000
 Average revenue per transaction of
   owned car rental operations during
   period (in whole dollars)                     $    153.33   $   151.48
Equipment rental operations -
 Average cost of rental equipment
   operated during period (in millions)          $       949   $      751


Revenues


Revenues from car rental operations of $1,602.6 million in the first half of 1997 increased by 7.7% from $1,487.4 million in the first half of 1996. The increase of $115.2 million was the result of a worldwide increase in transactions of 6.4% and an increase in pricing in the United States of approximately 5.8% that contributed $143.4 million in increased revenue. These increases were partially offset by a decrease in average transaction length in the United States, as well as decreases of $28.2 million from the effect of the strong U.S. dollar on foreign currency translation and a decrease in revenue per transaction in foreign operations, all of which moderated the overall increase in revenue per transaction.


Revenues from industrial and construction equipment rental of $195.4 million in the first half of 1997 increased by 15.3% from $169.5 million in the first half of 1996. Of this $25.9 million increase, approximately $16.5 million was due to an increase in volume resulting from the opening of new locations and approximately $9.4 million was due to increased activity from existing locations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued).



Revenues from all other sources of $56.7 million in the first half of 1997 decreased by 1.6% from $57.6 million in the first half of 1996, primarily due to lower revenues in claim administration service operations, a large part of which was sold as of February 29, 1996. This decrease was partly offset by increased revenues from car leasing operations, primarily due to an acquisition made in June 1996 of a foreign licensee operation.


Expenses

Total expenses of $1,727.7 million in 1997 increased by 6% from $1,630.1 million in 1996, although total expenses as a percentage of revenues decreased to 93.1% in 1997 from 95.1% in 1996.

Direct operating expenses of $896.8 million in 1997 increased by 4.2% from $861.0 million in 1996, but were lower in 1997 as a percentage of revenues due to more efficient fixed cost coverage. Wages and related benefits, concessions and commissions and reservation costs, decreased as a percentage of revenues.

Depreciation of revenue earning equipment for the car rental and car leasing operations of $428.3 million in 1997 increased by 10.5% from $387.7 million in 1996, primarily due to an increase in the number of cars operated and an increase in the cost of cars acquired in both the United States and international operations, and decreases in the net proceeds received in excess of book value on the disposal of the cars (which resulted in a loss of $6.1 million in 1997 as compared to a gain of $6.3 million in 1996), as well as a decrease in the number of used vehicles sold in the international operations.

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $35.5 million in 1997 increased by 35.5% from $26.2 million in 1996, primarily due to an increase in both the volume and cost of equipment operated. The increase was also due to lower net proceeds received in excess of book value on the disposal of the equipment reflecting a $1.1 million loss in 1997 versus a $.5 million gain in 1996, as a result of changes made to the estimated depreciable lives being used to compute the provision for depreciation as explained below. These increases were partly offset by a reduction in depreciation of $4.8 million, in 1997, due to changes made effective January 1, 1997 to increase certain estimated useful lives being used to compute depreciation of revenue earning equipment to reflect changes in the estimated residual values of the equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued).


Selling, general and administrative expenses of $215.4 million in 1997 increased by 1.2% from $212.8 million in 1996, but were lower in 1997 as a percentage of revenues due to more efficient cost coverage. The increase in 1997 resulted primarily from increases in sales promotion and general and administrative costs partly offset by a decrease due to foreign currency translation adjustments.

Interest expense of $151.6 million in 1997 increased 6.5% from $142.3 million in 1996, primarily due to higher average debt levels (which were required to finance growth and increases in the cost of cars and industrial and construction equipment) and interest expense of $4.3 million incurred relating to funding the $460 million dividend paid by the Company on its common stock to Ford in 1997, partially offset by higher interest income received and lower interest rates in 1997 as compared to 1996.

The tax provision of $53.4 million in 1997 increased 47.8% from $36.1 million in 1996, primarily due to the higher income before income taxes in 1997. The effective tax rate in 1997 was 42.0% as compared to 42.7% in 1996. See Note 3 to the Notes to the Company's consolidated financial statements.


Net Income

The Company achieved record net income of $73.6 million in the first half of 1997, or $0.68 per share, representing an increase of 52.3% from $48.3 million, or $0.45 per share, in the first half of 1996. This increase was primarily due to higher revenues in the U.S. car rental operations and a $2.9 million ($.027 per share) decrease in depreciation expense, net of taxes, for the industrial and construction equipment rental business for changes made effective January 1, 1997 to the estimated useful lives being used to compute depreciation of revenue earning equipment. This increase in net income was partly offset by: (i) a charge of $1.5 million ($.014 per share) for the interest expense incurred, net of taxes, relating to funding the $460 million dividend paid by the Company on its common stock to Ford in the first quarter of 1997, (ii) increased costs in the industrial and construction equipment rental business relating to the additional depreciation for equipment purchased and other expenses incurred to service new industrial customers and (iii) losses incurred in a foreign car rental and leasing operation which was acquired from a licensee in June 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (continued).


Liquidity and Capital Resources

The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment which consists mainly of cars and industrial and construction equipment. For the six months ended June 30, 1997, the Company's expenditures for revenue earning equipment were $4,606 million (partially offset by proceeds from the sale of such equipment of $3,276 million). For 1997, the Company expects its expenditures for revenue earning equipment (net of proceeds from the sale of such equipment) to be higher than they were in 1996. These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the six months ended June 30, 1997, the Company's capital investments for property and non-revenue earning equipment, were $114.9 million, which includes the purchase by the Company of the 50% equity interest not previously owned by the Company in the joint venture that owns the Company's executive offices in Park Ridge, New Jersey. The Company's customer receivables are also liquid with approximately 30 days of total annual sales outstanding.

To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the U.S. domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of June 30, 1997 was $2.7 billion with maturities ranging from 1997 to 2009. This includes $269 million in term loans from Ford, of which $250 million matures on November 15, 1999 and $19 million matured on July 1, 1997, and has been repaid. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks. The Company guarantees only the borrowings of its subsidiaries in Australia and Canada, which consist principally of commercial paper. All borrowings by international operations either are in the international operations' local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At June 30, 1997, the total debt for the foreign operations was $990 million, of which $947 million was short-term (original maturity of less than one year)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued).


and $43 million was long-term. At June 30, 1997, the total amounts outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $79 and $99, respectively.

In an initial public offering on April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock and received net proceeds of $453 million from the sale, which were used to pay down notes payable.

At June 30, 1997, the Company had committed bank credit facilities totalling $2.3 billion. Of this amount, $2.1 billion are represented by a combination of five-year and 364-day global committed credit facilities provided by 31 relationship banks.
In addition to direct borrowings by the Company, these agreements allow any subsidiary of the Company to borrow under the facilities on the basis of a guarantee by the Company. The five-year agreements, totalling $1,185 million, currently expire on June 30, 2002, and the 364-day agreements, totalling $895 million, expire on June 25, 1998. The five-year agreements have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. The 364-day agreements permit the Company to convert any amount outstanding prior to expiration into a four-year term loan.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 1999, and the revolving loan agreement between the Company and Ford dated June 8, 1994 was terminated. This line of credit has an evergreen feature that provides on an annual basis for automatic one year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

On July 28, 1997 the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common
Stock payable on September 10, 1997 to shareholders of record as of August 15, 1997.

Car rental is a seasonal business, with decreased travel in both the business and leisure segments in the winter months and heightened activity during the spring and summer. To accommodate increased demand, the Company increases its available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including rent, insurance, and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued).


administrative overhead, remain fixed and cannot be adjusted for seasonal demand. In certain geographic markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off-seasons.

Recent Pronouncements

 In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. For the Company, SFAS 128 will be effective for the year ending December 31, 1997. The adoption of SFAS 128 is not expected to impact the Company's earnings per share.

 In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components and is effective for financial statements for fiscal years beginning after December 15, 1997. For the Company, SFAS 130 will be effective for the first quarter ending March 31, 1998.

 In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 131 will be effective for fiscal years beginning after December 15, 1997. For the Company, SFAS 131 will be effective for the year ending December 31, 1998.


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

ITEM 2.  CHANGES IN SECURITIES.

      On February 27, 1997, the Company issued 1,290 shares of its 5.11% Cumulative Series C Preferred Stock, par value $.01 per share, to Ford in exchange for U.S. Treasury securities having an aggregate fair market value at that time of $129 million. The Company believes that this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 because the subject securities were sold to a single sophisticated investor who was purchasing for investment without a view to further distribution. On April 30, 1997 the Company redeemed the 5.11% Cumulative Series C Preferred Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

     4 Instruments defining the rights of security holders, including indentures. During the quarter ended June 30, 1997, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

    12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1997 and 1996.

    27 Financial Data Schedule for the six months ended June
       30, 1997.

(b) Reports on Form 8-K:

       The Company filed a Form 8-K dated April 10, 1997 reporting the issuance of a press release with respect to its first quarter 1997 earnings.

       The Company filed a Form 8-K dated May 1, 1997 reporting the adoption of new By-laws, the filing of a Restated Certificate of Incorporation, a Corporate Agreement between the Company and Ford, and the adoption of the Company's Long-Term Equity Compensation Plan.

       The Company filed a Form 8-K dated May 12, 1997 reporting under Item 5 thereof instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 33-54183) filed by the Company with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.







                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)



Date:  August 7, 1997          By:     /s/ Paul J. Siracusa
                                          Paul J. Siracusa
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (principal financial officer
                                   and duly authorized officer)

                SECURITIES AND EXCHANGE COMMISSION



                      WASHINGTON, D.C. 20549







                             EXHIBITS



                            filed with



                            FORM 10-Q



                      for the quarter ended



                          June 30, 1997



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                          EXHIBIT INDEX






Exhibit
  No.         Description                               Page No.


  12          Computation of Ratio of Earnings
              to Fixed Charges for the six
              months ended June 30, 1997 and
              1996.                                      32

  27          Financial Data Schedule for the
              six months ended June 30, 1997.            33 - 34

                                                     EXHIBIT 12



              THE HERTZ CORPORATION AND SUBSIDIARIES
  CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited

                                                   Six Months
                                                 Ended June 30,
                                                1997        1996

Income before income taxes                    $127,016    $ 84,456


Interest expense                               159,144     147,408


Portion of rent estimated to represent
  the interest factor                           34,689      34,667


Earnings before income taxes and fixed
  charges                                     $320,849    $266,531


Interest expense (including capitalized
  interest)                                   $159,359    $147,815


Portion of rent estimated to represent
  the interest factor                           34,689      34,667


Fixed charges                                 $194,048    $182,482



Ratio of earnings to fixed charges                 1.7         1.5