Form 10-Q
period 1997-09-30
HERTZ CORP
filed 1997-11-12
CIK 47129

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997: Common Stock, $.01 par value - Class A, 40,956,858 shares; and Class B, 67,310,167 shares.

                        Page 1 of 34 pages
                 The Exhibit Index is on page 31

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

    On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock, in an initial public offering ("Offering"). After the Offering, Ford beneficially owns (i) 49.4% of the outstanding Class A Common Stock (which has one vote per share) and (ii) 100% of the outstanding Class B Common Stock of the Company (which has five votes per share). The common stock beneficially owned by Ford represents in the aggregate 94.5% of the combined voting power of all of the Company's outstanding common stock. Accordingly, Ford is able to direct the election of all of the members of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company. See Note 1 of the Notes to the Company's consolidated financial statements included in this report.

              THE HERTZ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)
                            Unaudited

                         A  S  S  E  T  S
                                                   Sept. 30,   Dec. 31,
                                                      1997       1996
Cash and equivalents                              $  171,514  $  179,311
Receivables, less allowance for
  doubtful accounts of $11,636
  (1996 - $12,268)                                   691,860     798,686
Due from affiliates                                  310,740     456,025
Inventories, at lower of cost or market               16,335      20,220
Prepaid expenses and other assets
 (Note 2)                                            101,634      80,530

Revenue earning equipment, at cost:
  Cars                                             4,926,725   4,698,656
   Less accumulated depreciation                    (408,029)   (380,391)
  Other equipment                                  1,099,768     908,106
   Less accumulated depreciation                    (223,154)   (190,677)

    Total revenue earning equipment                5,395,310   5,035,694


Property and equipment, at cost:
 Land, buildings and leasehold
   improvements                                      545,341     515,063
 Service equipment                                   570,073     554,134
                                                   1,115,414   1,069,197
   Less accumulated depreciation                    (534,971)   (526,466)

    Total property and equipment                     580,443     542,731


Franchises, concessions, contract costs
 and leaseholds, net of amortization                   8,959      10,117

Cost in excess of net assets of
 purchased businesses, net of
 amortization                                        511,567     525,853

  Total assets                                    $7,788,362  $7,649,167


  The accompanying notes are an integral part of this statement.

              THE HERTZ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                    (In Thousands of Dollars)
                            Unaudited

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  Sept. 30,      Dec. 31,
                                                    1997           1996
Accounts payable                                  $ 429,331   $  468,817

Accrued liabilities                                 536,909      555,699

Accrued taxes                                       123,196      105,524

Debt (Note 5)                                     5,103,762    5,091,844

Public liability and property damage                323,568      321,118

Deferred taxes on income                            155,500      116,800


Stockholders' equity (Note 1):
 Class A Common Stock, $0.01 par value,
   440,000,000 shares authorized,
   40,956,858 shares issued                             410         -
 Class B Common Stock, $0.01 par value,
   140,000,000 shares authorized,
   67,310,167 shares issued                             673         -
 Common Stock, par value $1.00 per
   share, shares issued -- 200
   Class A, 51 Class B and 490 Class C                 -               1
 Preferred Stock                                       -         485,900
 Additional capital paid-in                         980,581       59,008
 Unamortized restricted stock grants                (13,122)        -
 Retained earnings                                  167,562      435,352
 Translation adjustment                             (20,007)       9,129
 Unrealized holding losses for
   available-for-sale securities
     (Note 2)                                            (1)         (25)

   Total stockholders' equity                     1,116,096      989,365

   Total liabilities and
     stockholders' equity                        $7,788,362   $7,649,167

  The accompanying notes are an integral part of this statement.

              THE HERTZ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)
                            Unaudited
                                                      Three Months
                                                     Ended Sept. 30,
                                                    1997        1996
Revenues:

 Car rental                                      $  946,903  $  919,961

 Industrial and construction equipment
  rental                                            122,789     109,672

 Car leasing                                          9,205       9,019

 Other                                               23,245      21,376

    Total revenues                                1,102,142   1,060,028

Expenses:

  Direct operating                                  479,426     485,968

  Depreciation of revenue earning
    equipment (Note 4)                              266,947     246,006

  Selling, general and administrative               113,244     108,111

  Interest, net of interest income
    of $2,779 and $2,595                             80,829      81,694

    Total expenses                                  940,446     921,779


Income before income taxes                          161,696     138,249


Provision for taxes on income (Note 3)               68,262      64,041

Net income                                       $   93,434    $ 74,208

Net income per share
     (in whole dollars - see Note 1)             $      .86    $    .69



  The accompanying notes are an integral part of this statement.

              THE HERTZ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands of Dollars)
                            Unaudited

                                                      Nine Months
                                                     Ended Sept. 30,
                                                    1997         1996
Revenues:

 Car rental                                       $2,549,506  $2,407,356

 Industrial and construction equipment
  rental                                             318,158     279,185

 Car leasing                                          30,660      26,392

 Other                                                58,486      61,638

    Total revenues                                 2,956,810   2,774,571


Expenses:

  Direct operating                                 1,376,248   1,347,001

  Depreciation of revenue earning
    equipment (Note 4)                               730,739     659,932

  Selling, general and administrative                328,687     320,948

  Interest, net of interest income
    of $10,328 and $7,712                            232,424     223,985

    Total expenses                                 2,668,098   2,551,866


Income before income taxes                           288,712     222,705

Provision for taxes on income (Note 3)               121,658     100,164

Net income                                        $  167,054  $  122,541

Net income per share
      (in whole dollars - see Note 1)             $     1.54  $     1.13


  The accompanying notes are an integral part of this statement.

              THE HERTZ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands of Dollars)
                            Unaudited
                                                     Nine Months
                                                    Ended Sept. 30,
                                                   1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $  167,054  $   122,541
 Non-cash expenses:
   Depreciation of revenue earning
     equipment                                     730,739      659,932
   Depreciation of property and
     equipment                                      67,000       63,537
   Amortization of intangibles                      14,665       13,652
   Amortization of restrictive
     stock grants                                    2,266         -
   Provision for public liability
     and property damage                           105,810      101,407
   Provision for losses for doubtful
     accounts                                        5,041        9,152
   Deferred income taxes                            38,700       33,400
 Revenue earning equipment
   expenditures                                 (5,966,470)  (6,571,460)
 Proceeds from sales of revenue
   earning equipment                             4,735,027    4,576,450
 Changes in assets and liabilities,
   net of effects from sale of
   operations -
     Receivables                                    59,512      (76,646)
     Due from affiliates                           145,285      197,952
     Inventories and prepaid expenses
       and other assets                            (20,131)      (5,933)
     Accounts payable                               47,503        2,149

     Accrued liabilities                            (7,611)      90,443

     Accrued taxes                                  19,977       57,230

 Payments of public liability and
   property damage claims and expenses            (103,290)     (95,481)

     Net cash provided by (used in)
       operating activities                         41,077     (821,675)

  The accompanying notes are an integral part of this statement.

              THE HERTZ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                     (In Thousand of Dollars)
                            Unaudited
                                                       Nine Months
                                                      Ended Sept. 30,
                                                     1997        1996
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment expenditures            $  (153,246) $ (126,248)
 Proceeds from sales of property and
   equipment                                          36,373      25,968
 Available-for-sale securities -
   Purchases                                          (1,692)     (5,443)
   Sales                                               1,574       5,462
 Proceeds from sale of operations,
   net of cash and equivalents                         2,214      15,346
 Purchases of various operations                        -         (6,054)
     Net cash used in investing
       activities                                   (114,777)    (90,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term
   debt                                              402,955     153,489
 Repayment of long-term debt                        (210,987)   (197,696)
 Short-term borrowings:
   Proceeds                                        1,476,590   1,146,723
   Repayments                                     (1,167,105)   (652,710)
   Ninety day term or less, net                     (421,803)    496,453
 Cash dividends paid to Ford                        (460,000)       -
 Issuance of preferred stock to Ford                 129,000        -
 Redemption of preferred stock from
   Ford                                             (130,135)       -
 Sale of common stock                                453,068        -
 Cash dividends paid on common stock                  (5,410)       -
     Net cash provided by financing
       activities                                     66,173     946,259
EFFECT OF FOREIGN EXCHANGE RATE
 CHANGES ON CASH                                        (270)       (117)
NET (DECREASE) INCREASE IN CASH AND
 EQUIVALENTS DURING THE PERIOD                        (7,797)     33,498
CASH AND EQUIVALENTS AT BEGINNING OF
 YEAR                                                179,311     137,257
CASH AND EQUIVALENTS AT END OF PERIOD            $   171,514  $  170,755
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for -
   Interest (net of amounts capitalized)         $   230,677  $  227,874
   Income taxes                                       80,673      22,329

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

   Net income per share was computed based on 108,230,984 and 108,245,786 weighted average shares of Class A and Class B Common Stock outstanding during the quarter and nine months, respectively. The net income per share for the three and nine month periods ended September 30, 1996 assumes that the weighted average shares outstanding during 1997 were outstanding for the corresponding periods in 1996. The computation of the shares outstanding does not include the impact of common stock equivalents because they result in less than three percent dilution.

             THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Changes in Stockholders' Equity - (continued)

Recent Pronouncement

 In February 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The adoption of SFAS 128 for periods ending after December 15, 1997 is not expected to have a material effect on reported earnings per share.

Note 2 - Available-for-Sale Securities

Available-for-sale securities are recorded at market value. The Company includes available-for-sale securities in Prepaid Expenses and Other Assets and includes in earnings realized gains or losses on such securities. The estimated market value at September 30, 1997 and December 31, 1996 was (in thousands) $5,533 and $5,405, respectively. Historical cost at September 30, 1997 and December 31, 1996 was $5,534 and $5,432, respectively.

Note 3 - Taxes on Income

    The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35% due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit.

Note 4 - Depreciation of Revenue Earning Equipment

    Depreciation of revenue earning equipment includes the following (in thousands of dollars):
                                                      1997       1996
Three Months Ended September 30
Depreciation of revenue earning equipment           $256,513   $243,244
Adjustment of depreciation upon disposal
 of the equipment                                      6,826      1,143
Rents paid for vehicles leased                         3,608      1,619

     Total                                          $266,947   $246,006

             THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Depreciation of Revenue Earning Equipment - (continued)


                                                       1997      1996

Nine Months Ended September 30

Depreciation of revenue earning equipment            $706,514  $658,697
Adjustment of depreciation upon disposal
 of the equipment                                      14,038    (5,659)
Rents paid for vehicles leased                         10,187     6,894

   Total                                             $730,739  $659,932


     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 1997 and 1996 included net losses of $2.0 million and $1.0 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations in the United States; and net losses of $4.8 million and $.1 million, respectively, in the car rental and car leasing operations.


     The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 1997 and 1996 included net losses of $3.1 million and $.5 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations in the United States; and net losses of $10.9 million and net gains of $6.2 million, respectively, in the car rental and car leasing operations.


     During the nine months ended September 30, 1997, the Company purchased Ford vehicles at a cost of approximately $3.2 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.5 billion.

             THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Debt

Debt at September 30, 1997 and December 31, 1996 consisted of the following (in thousands of dollars):
                                               Sept. 30,      Dec. 31,
                                                 1997           1996
Notes payable, including commercial
 paper, average interest rate 5.6%             $1,441,446    $1,498,002

Promissory notes, average interest
 rate: 1997, 7.2%; 1996, 7.3%;
 (effective average interest rate:
 1997, 7.3%; 1996, 7.4%); net of
 unamortized discount: 1997, $3,262;
 1996, $3,602; due 1998 to 2005                 2,246,738     1,941,398

Property and equipment lease obligations,
   average interest rate: 1997, 7.0%;
 1996, 7.5%; due 1998                               1,836         2,554

Medium term notes, average interest
 rate: 1997, 9.1%; 1996, 9.3%; due
 1998                                              30,000        75,300

Senior subordinated promissory notes,
 average interest rate: 1997, 9.5%;
 1996, 9.7%; (effective average
 interest rate:  1997, 9.7%; 1996,
 9.8%); net of unamortized discount:
 1997, $75; 1996, $172; due 1998                   99,925       149,828

Junior subordinated promissory notes,
 average interest rate 6.9%; net of
 unamortized discount:  1997, $211;
 1996, $244; due 2000 to 2003                     399,789       399,756

Subsidiaries' short-term debt,
 principally in foreign currencies,
 including commercial paper in
 millions (1997, $858.1; 1996,
 $981.1) and other borrowings;
 average interest rate:  1997,
 5.1%; 1996, 5.2%                                 884,028     1,025,006

     Total                                     $5,103,762    $5,091,844

              THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Debt - (continued)

 The aggregate amounts of maturities of debt for the twelve month periods following September 30, 1997 are as follows (in millions):
1998, $2,706.3 (including $2,299.5 of commercial paper and short-term borrowings); 1999, $100.1; 2000, $599.8; 2001, $399.1; 2002, $399.2;
after 2002, $899.3.

   At September 30, 1997, approximately $459 million of the
Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

   At September 30, 1997, the Company had $250 million of outstanding loans from Ford.

   The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at September 30, 1997 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 6.49%, with 42% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.44%, with 45% of debt subject to variable interest rates when not considering the swap agreements. At September 30, 1997, these agreements expressed in notional amounts aggregated $137.9 million. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At September 30, 1997, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $3.7 million. The notional principal ($137.9 million) matures as follows:

              THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Debt - (continued)

$7.2, $65.2, $45.5, $18.2, $1.7 and $.1 in 1997, 1998, 1999, 2000,
2001, and 2002, respectively.


Note 6 - Long-Term Equity Compensation Plan

   The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee (the "Committee") appointed by the Board of Directors. The Company adopted the Plan in 1997 prior to the Offering. Awards granted under the plan are based on shares of Class A Common Stock. The Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units ("Awards").

   Officers and certain key salaried employees of the Company with potential to contribute to the future success of the Company or its subsidiaries are eligible to receive Awards under the Plan. Each option granted shall expire at such time the Committee shall determine at the time of grant; provided, that no option shall be exercisable later than the tenth anniversary date of its grant.

   The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,026 shares. As part of the Offering, the Company granted awards of 701,025 shares of restricted stock and 1,423,470 nonqualified stock options. The options were granted at the initial public offering price of $24.00 per share. The Awards granted vest over various anniversaries of the date of grant with all awards vesting by the fifth anniversary of the date of grant.

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

              THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Segment Information

   The Company's business principally consists of two segments:
rental and leasing of cars and light trucks ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other", to revenues and income before income taxes for the three months and nine months ended September 30, 1997 and 1996 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of intangibles and certain interest expense incurred in connection with the acquisition of the Company by Park Ridge Corporation in December 1987 and UAL, Inc. in August 1985, and inter-period allocations, as well as other business activities, such as claim management and telecommunication services.


Three Months Ended September 30
                                                         Income (Loss)
                                                             Before
                                        Revenues         Income Taxes
                                     1997      1996       1997    1996

Car rental                        $  972.4  $  941.3     $150.7  $118.9
Industrial and construction
 equipment rental                    122.8     109.7       23.6    27.2
Corporate and other                    6.9       9.0      (12.6)   (7.9)

  Consolidated total              $1,102.1  $1,060.0     $161.7  $138.2



Nine Months Ended September 30

Car rental                        $2,617.7  $2,466.1     $256.9  $172.4
Industrial and construction
 equipment rental                    318.2     279.2       51.7    59.0
Corporate and other                   20.9      29.3      (19.9)   (8.7)

  Consolidated total              $2,956.8  $2,774.6     $288.7  $222.7

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Three Months ended September 30, 1997 Compared with Three Months ended September 30, 1996

Summary

The following table sets forth for the three months ended September 30, 1997 and 1996 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                            Percentage of Revenues
                                              Three Months Ended
                                                 September 30,
                                               1997         1996

Revenues:
 Car Rental                                   85.9%         86.8%

 Industrial and construction equipment
   rental                                     11.1          10.3

 Car leasing                                    .9            .9

 Other                                         2.1           2.0
                                             100.0         100.0

Expenses:
 Direct operating                             43.5          45.9

 Depreciation of revenue earning
   equipment                                  24.2          23.2

 Selling, general and administrative          10.3          10.2

 Interest, net of interest income              7.3           7.7
                                              85.3          87.0

Income before income taxes                    14.7          13.0

Provision for taxes on income                  6.2           6.0

Net income                                     8.5%          7.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).



   The following table sets forth certain selected operating data of the Company for the three months ended September 30, 1997 and 1996.

                                                     Three Months Ended
                                                        September 30,
                                                      1997         1996
Car rental and other operations -
 Average number of owned cars operated
   during period                                    316,700      315,000
 Number of transactions of owned car
   rental operations during period                5,549,000    5,259,000
 Average revenue per transaction of
   owned car rental operations during
   period (in whole dollars)                     $   170.63   $   174.92
Equipment rental operations -
 Average cost of rental equipment
   operated during period (in millions)          $    1,079   $      884


Revenues

Revenues from car rental operations of $946.9 million in the third quarter of 1997 increased by 2.9% from $920.0 million in the third quarter of 1996. The increase of $26.9 million was the result of a worldwide increase in transactions of 5.5% and an increase in pricing in the United States of approximately 5.9% that contributed $61.5 million in increased revenue. These increases were partially offset by a decrease in average transaction length in the United States as well as decreases of $34.6 million from the effect of the strong U.S. dollar on foreign currency translation and a decrease in pricing in foreign operations, all of which resulted in an overall decrease in average revenue per transaction. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

Revenues from industrial and construction equipment rental of $122.8 million in the third quarter of 1997 increased by 11.9% from $109.7 million in the third quarter of 1996. Of this $13.1 million increase, approximately $8 million was due to an increase in volume resulting from the opening of 21 new locations within the last 12 months and approximately $5.1 million was due to increased activity from existing locations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


Revenues from all other sources of $32.4 million in the third quarter of 1997 increased by 6.6% from $30.4 million in the third quarter of 1996, primarily due to the recognition of the initial fee from the franchising of Denmark and Norway car rental operations, which had been corporately owned.

Expenses

Total expenses of $940.4 million in 1997 increased by 2.0% from $921.8 million in 1996, although total expenses as a percentage of revenues decreased to 85.3% in 1997 from 87.0% in 1996.

Direct operating expenses of $479.4 million in 1997 decreased by 1.4% from $486.0 million in 1996. The decrease was primarily the result of foreign currency translation, lower vehicle damage costs and a decrease in other vehicle operating expenses. Commissions and concessions decreased as a percentage of revenues.

Depreciation of revenue earning equipment for the car rental and car leasing operations of $236.9 million in 1997 increased by 7.2% from $220.9 million in 1996, primarily due to an increase in the cost of cars acquired in both the United States and international operations, an increase in the number of cars operated and a reduction in the net proceeds received in excess of book value on the disposal of the cars (which resulted in a loss of $4.8 million in 1997 as compared to a loss of $.1 million in 1996).

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $30.1 million in 1997 increased by 19.7% from $25.1 million in 1996, primarily due to an increase in both the volume and cost of equipment operated and decreases in the net proceeds received in excess of book value on the disposal of the equipment resulting in a $2.0 million loss in 1997 versus a $1.0 million loss in 1996. These increases were partly offset by a reduction in depreciation of $2.4 million, due to changes made effective January 1, 1997 to increase certain estimated useful lives and changes in estimated residual values of the equipment.

Selling, general and administrative expenses of $113.2 million in 1997 increased by 4.7 % from $108.1 million in 1996. The increase in 1997 resulted primarily from higher general and administrative costs partly offset by decreases in sales promotion, advertising costs, and the effects of changes in exchange rates on foreign currency translation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).



Interest expense of $80.8 million in 1997 decreased 1.1% from $81.7 million in 1996, primarily due to lower average debt levels.


The tax provision of $68.3 million in 1997 increased 6.7% from $64.0 million in 1996, primarily due to the higher income before income taxes in 1997. The effective tax rate in 1997 was 42.2% as compared to 46.3% in 1996. The decrease in the effective tax rate is due primarily to a change in the mix of domestic and international earnings. See Note 3 to the Notes to the Company's consolidated financial statements.


Net Income

The Company achieved record net income of $93.4 million in the third quarter of 1997, or $.86 per share, representing an increase of 25.9% from $74.2 million, or $0.69 per share, in the third quarter of 1996. This increase was primarily due to higher revenues in the U.S. car rental operations and the net effect of the other contributing factors mentioned above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


Nine Months ended September 30, 1997 Compared With Nine Months ended September 30, 1996

Summary

The following table sets forth for the nine months ended September 30, 1997 and 1996 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                    Percentage of Revenues
                                                       Nine Months Ended
                                                        September 30,
                                                      1997           1996

Revenues:
 Car Rental                                          86.2%           86.7%

 Industrial and construction equipment
   rental                                            10.8            10.1

 Car leasing                                          1.0             1.0

 Other                                                2.0             2.2
                                                    100.0           100.0

Expenses:
 Direct operating                                    46.5            48.5

 Depreciation of revenue earning
   equipment                                         24.7            23.8

 Selling, general and administrative                 11.1            11.6

 Interest, net of interest income                     7.9             8.1
                                                     90.2            92.0

Income before income taxes                            9.8             8.0

Provision for taxes on income                         4.1             3.6

Net income                                            5.7%            4.4%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).



   The following table sets forth certain selected operating data of the Company for the nine months ended September 30, 1997 and 1996.


                                                       Nine Months Ended
                                                          September 30,
                                                      1997            1996

Car rental and other operations -
 Average number of owned cars operated
   during period                                     293,600        285,300
 Number of transactions of owned car
   rental operations during period                16,001,000     15,078,000
 Average revenue per transaction of
   owned car rental operations during
   period (in whole dollars)                     $    159.33    $    159.66
Equipment rental operations -
 Average cost of rental equipment
   operated during period (in millions)          $       992    $       795


Revenues

Revenues from car rental operations of $2,549.5 million in the first nine months of 1997 increased by 5.9% from $2,407.4 million in the first nine months of 1996. The increase of $142.1 million was the result of a worldwide increase in transactions of 6.1% and an increase in pricing in the United States of approximately 5.8% that contributed $206.6 million in increased revenue. These increases were partially offset by a decrease in average transaction length in the United States, as well as decreases of $64.5 million from the effect of the strong U.S. dollar on foreign currency translation and a decrease in pricing in foreign operations, all of which resulted in a small decrease in average revenue per transaction.

Revenues from industrial and construction equipment rental of $318.2 million in the first nine months of 1997 increased by 14.0% from $279.2 million in the first nine months of 1996. Of this $39 million increase, approximately $13.9 million was due to an increase in volume resulting from the opening of 21 new locations within the last 12 months and approximately $25.1 million was due to increased activity from existing locations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).



Revenues from all other sources of $89.1 million in the first nine months of 1997 increased by 1.3% from $88.0 million in the first nine months of 1996, primarily due to increased revenues from car leasing operations, as a result of an acquisition made in June 1996 of a foreign licensee operation, and the recognition of the initial fee from the franchising of Denmark and Norway car rental operations, which had been corporately owned. This increase was partly offset by lower revenues in claim administration service operations, a large part of which was sold as of February 29, 1996.

Expenses

Total expenses of $2,668.1 million in 1997 increased by 4.6% from $2,551.9 million in 1996, although total expenses as a percentage of revenues decreased to 90.2% in 1997 from 92.0% in 1996.

Direct operating expenses of $1,376.2 million in 1997 increased by 2.2% from $1,347.0 million in 1996, but were lower in 1997 as a percentage of revenues due to more efficient fixed cost coverage. The increase was primarily due to increased costs in car rental operations, which corresponds with the increase in transaction volume, and in industrial and construction equipment rental operations, which opened 19 new domestic locations in 1997. The overall increase was moderated by foreign currency translation changes and decreases in vehicle damage and other vehicle operating costs in car rental operations. Concessions, commissions and reservation costs decreased as a percentage of revenues.

Depreciation of revenue earning equipment for the car rental and car leasing operations of $665.2 million in 1997 increased by 9.3% from $608.6 million in 1996, primarily due to an increase in the number of cars operated and an increase in the cost of cars acquired in both the United States and international operations, and decreases in the net proceeds received in excess of book value on the disposal of the cars (which resulted in a loss of $10.9 million in 1997 as compared to a gain of $6.2 million in 1996), as well as a decrease in the number of used vehicles sold in the international operations.

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $65.6 million in 1997 increased by 27.7% from $51.4 million in 1996, primarily due to an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


increase in both the volume and cost of equipment operated. The increase was also due to lower net proceeds received in excess of book value on the disposal of the equipment reflecting a $3.1 million loss in 1997 versus a $.5 million loss in 1996, as a result of changes made to the estimated depreciable lives being used to compute the provision for depreciation as explained below. These increases were partly offset by a reduction in depreciation of $7.2 million, in 1997, due to changes made effective January 1, 1997 to increase certain estimated useful lives being used to compute depreciation of revenue earning equipment to reflect changes in the estimated residual values of the equipment.

Selling, general and administrative expenses of $328.7 million in 1997 increased by 2.4% from $320.9 million in 1996, but were lower in 1997 as a percentage of revenues due to more efficient cost coverage. The increase in 1997 resulted primarily from increases in sales promotion and general and administrative costs partly offset by a decrease in advertising expenses and the effects of changes in exchange rates on foreign currency translation.

Interest expense of $232.4 million in 1997 increased 3.8% from $224.0 million in 1996, primarily due to higher average debt levels (which were required to finance growth and increases in the cost of cars and industrial and construction equipment), interest expense of $4.3 million incurred relating to funding the $460 million dividend paid by the Company on its common stock to Ford in 1997. This increase was partially offset by a lower weighted average interest rate in 1997 as compared to 1996 and higher interest income received.

The tax provision of $121.7 million in 1997 increased 21.5% from $100.2 million in 1996, primarily due to the higher income before income taxes in 1997. The effective tax rate in 1997 was 42.1% as compared to 45% in 1996. The decrease in the effective tax rate is due primarily to a change in the mix of domestic and international earnings. See Note 3 to the Notes to the Company's consolidated financial statements.

Net Income

The Company achieved record net income of $167.1 million in the first nine months of 1997, or $1.54 per share, representing an increase of 36.4% from $122.5 million, or $1.13 per share, in the first nine months of 1996. This increase was primarily due to higher revenues

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


in the U.S. car rental operations and a $4.4 million ($.04 per share) decrease in depreciation expense, net of taxes, for the industrial and construction equipment rental business for changes made effective January 1, 1997 to the estimated useful lives being used to compute depreciation of revenue earning equipment. This increase in net income was partly offset by: (i) increased costs in the industrial and construction equipment rental business relating to the additional depreciation for equipment purchased and other expenses incurred to service new industrial customers and (ii) losses incurred in a foreign car rental and leasing operation which was acquired from a licensee in June 1996.

Liquidity and Capital Resources

The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. On October 8, 1997, Standard and Poor's Corporation ("S&P") lowered the credit ratings of Ford Motor Company and certain subsidiaries including the Company.
The Company's short-term credit rating was reduced from A-1 to A-2 and its long-term credit rating was reduced from A- to BBB+. S&P reported that its reduction of the Company's credit rating reflected the October 1997 announcement by Ford that it plans to distribute to shareholders its ownership stake in Associates First Capital Corporation. The Company does not believe that the reduced ratings will have a material adverse effect on the Company's liquidity or consolidated financial position. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment which consists of cars and industrial and construction equipment. For the nine months ended September 30, 1997, the Company's expenditures for revenue earning equipment were $5,966 million (partially offset by proceeds from the sale of such equipment of $4,735 million). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the nine months ended September 30, 1997, the Company's capital investments for property and non-revenue earning equipment, were $153 million, which includes the purchase by the Company of the 50% equity interest not previously owned by the Company in the joint venture that owns the Company's executive offices in Park Ridge, New Jersey. The Company's customer receivables are also liquid with approximately 31 days of total annual sales outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the U.S. domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of September 30, 1997 was $2.8 billion with maturities ranging from 1997 to 2009. This includes $250 million in term loans from Ford, which mature on November 15, 1999. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper. All borrowings by international operations either are in the international operations' local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At September 30, 1997, the total debt for the foreign operations was $884 million, of which $858 million was short-term (original maturity of less than one year) and $26 million was long-term. At September 30, 1997, the total amounts outstanding (in millions of U.S. dollars) under the Irish, Australian and Canadian commercial paper programs were $194, $101 and $106, respectively.

In an initial public offering on April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock and received net proceeds of $453 million from the sale, which were used to pay down notes payable.

At September 30, 1997, the Company had committed bank credit facilities totalling $2.3 billion. Of this amount, $2.1 billion are represented by a combination of five-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these agreements allow any subsidiary of the Company to borrow under the facilities on the basis of a guarantee by the Company. The five-year agreements, totalling $1,185 million, currently expire on June 30, 2002, and the 364-day agreements, totalling $895 million, expire on June 25, 1998. The five-year agreements have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. The 364-day agreements permit the Company to convert any amount outstanding prior to expiration into a four-year term loan.

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

On September 10, 1997 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock.

On October 31, 1997 the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock payable on December 10, 1997 to shareholders of record as of November 14, 1997.

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

Recent Pronouncements

 In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The adoption of SFAS 128 for periods ending after December 15, 1997 is not expected to have a material effect on reported earnings per share.

 In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components and is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


Recent Pronouncements (continued)

 In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").
SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 131 will be effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

      4 Instruments defining the rights of security holders, including indentures. During the quarter ended September 30, 1997, the registrant and its subsidiaries ("Hertz")

                      PART II - OTHER INFORMATION
     incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

     12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1997 and 1996.

     27  Financial Data Schedule for the nine months ended September 30,
         1997.

(b) Reports on Form 8-K:

      The Company filed a Form 8-K dated July 3, 1997 reporting under Item 5 thereof instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 33-54183) filed by the Company with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.

      The Company filed a Form 8-K dated July 16, 1997 reporting the issuance of a press release with respect to its second quarter 1997 earnings.


                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                      (Registrant)


Date: November 12, 1997         By:     /s/ Paul J. Siracusa
                                          Paul J. Siracusa
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (principal financial officer
                                   and duly authorized officer)

                SECURITIES AND EXCHANGE COMMISSION



                      WASHINGTON, D.C. 20549







                             EXHIBITS



                            filed with



                            FORM 10-Q



                      for the quarter ended



                        September 30, 1997



                              under



               THE SECURITIES EXCHANGE ACT OF 1934







                      THE HERTZ CORPORATION



                  Commission file number 1-7541

                          EXHIBIT INDEX






Exhibit
  No.         Description                               Page No.


  12          Computation of Ratio of Earnings
              to Fixed Charges for the nine
              months ended September 30, 1997
              and 1996.                                  32

  27          Financial Data Schedule for the
              nine months ended September 30,
              1997.                                      33 - 34

                                                     EXHIBIT 12


              THE HERTZ CORPORATION AND SUBSIDIARIES
  CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
             (In Thousands of Dollars Except Ratios)

                            Unaudited

                                                         Nine Months
                                                       Ended Sept. 30,
                                                      1997        1996

Income before income taxes                          $288,712    $222,705


Interest expense                                     242,752     231,697


Portion of rent estimated to represent
  the interest factor                                 53,344      53,581


Earnings before income taxes and fixed
  charges                                           $584,808    $507,983


Interest expense (including capitalized
  interest)                                         $243,164    $232,236


Portion of rent estimated to represent
  the interest factor                                 53,344      53,581


Fixed charges                                       $296,508    $285,817



Ratio of earnings to fixed charges                       2.0         1.8