Form 10-K405
period 1997-12-31
HERTZ CORP
filed 1998-03-23
CIK 47129

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 or

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
            Class A Common Stock,                         New York Stock Exchange
           Par Value $.01 per share
          6 5/8% Junior Subordinated                      New York Stock Exchange
           Notes due July 15, 2000
            7% Junior Subordinated                        New York Stock Exchange
           Notes due July 15, 2003

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the New York Exchange Composite Transaction closing price of the Class A Common Stock ($39.625 per share), as of March 1, 1998, was $559,050,303.13. For purposes of this computation, all officers, directors, and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the Registrant. At March 1, 1998, 40,856,186 shares of the Company's Class A Common Stock, par value $0.01 per share, were outstanding and 67,310,167 shares of the Company's Class B Common Stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                                  WHERE INCORPORATED
                   --------                                  ------------------
           Proxy Statement for 1998                  Part III (Items 10, 11, 12 and 13)
        Annual Meeting of Stockholders

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     The Hertz Corporation (together with its subsidiaries, referred to herein as "Hertz" or the "Company") is a majority-owned subsidiary of Ford Motor Company ("Ford"). In April 1997, the Company reclassified all of its outstanding common stock, par value $1.00 per share, owned by Ford into 67,310,167 shares of Class B Common Stock, par value $.01 per share, (the "Class B Common Stock"), and reclassified all of its outstanding 10% Cumulative Series A Preferred Stock and variable rate Cumulative Series B Preferred Stock beneficially owned by Ford into 20,245,833 shares of its Class A Common Stock, par value $.01 per share, (the "Class A Common Stock").

     On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock, in an initial public offering ("Offering"). After the Offering, Ford beneficially owned and continues to own (i) 49.4% of the outstanding Class A Common Stock (which has one vote per share) and (ii) 100% of the outstanding Class B Common Stock of the Company (which has five votes per share). The common stock beneficially owned by Ford represents in the aggregate 94.5% of the combined voting power of all of the Company's outstanding common stock. Accordingly, Ford is able to direct the election of all of the members of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company.

     The Company and its affiliates and independent licensees operate what the Company believes is the largest car rental business in the world based upon revenues and volume of rental transactions and the largest industrial and construction equipment rental business in the United States based upon revenues. The Company's "Hertz" brand name is recognized worldwide as a leader in quality rental and leasing services and products. The Company, together with its affiliates and independent licensees, rents and leases cars, rents industrial and construction equipment and operates its other businesses from approximately 5,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. For the year ended December 31, 1997, the Company generated record revenues, income before taxes and net income of $3.9 billion, $343.3 million and $201.6 million, respectively. The Company and its predecessors have been profitable in every year since 1952, when one of the Company's predecessors first became a public company.

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

  Car Rental

     The Company believes it maintains the largest network of company-owned car rental locations both in the United States and in Europe, and the largest number of on-airport car rental locations in the world, enabling the Company to provide consistent quality, pricing and service worldwide. The Company derives approximately 80% of its car rental revenues from on-airport locations. According to information disclosed by the largest 159 U.S. airports, the Company maintained the leading on-airport car rental market share at such airports during 1997 of over 30% in terms of revenues and has maintained market share at approximately this level during each of the last five years.

     During 1997, approximately 53% of the Company's worldwide car rental revenues were generated from business travelers and approximately 47% from leisure travelers. The Company has a worldwide marketing and sales organization focused on both commercial accounts/group sales and the travel industry, including travel agents, as well as a comprehensive program of retail and trade advertising, direct mail and other targeted marketing.

     The Company's Hertz #1 Club Gold service provides an expedited rental service to members at approximately 650 locations worldwide. At December 31, 1997, there were approximately two million active Hertz #1 Club Gold members who accounted for approximately 38% of the Company's U.S. car rental transactions in 1997. Through its many travel industry relationships with airlines and hotels, the Company has targeted the most frequent travelers to become Hertz #1 Club Gold members.

     The Company's worldwide car rental operations and certain other activities generated $3.4 billion in revenue and $271 million in income before taxes during 1997.

  Industrial and Construction Equipment Rental

     The Company, through its wholly-owned subsidiary, Hertz Equipment Rental Corporation ("HERC"), believes that it maintains the leading market share in the U.S. industrial and construction equipment rental market. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, small tools, compaction equipment and construction-related trucks through a network in the U.S. of 135 branch locations.

     HERC maintains an established national accounts program with approximately 1,700 customers who generated 46% of HERC's revenues in 1997. As of December 31, 1997, HERC maintained a fleet with an original investment cost of approximately $1,090 million and a weighted average age of 21.5 months. HERC generated $444.5 million in revenue and $72.3 million in income before taxes during 1997.

  Other Activities

     Other activities of the Company include self-insurance operations for both its car rental and industrial and construction equipment rental businesses, car leasing operations in certain international markets, the sales of its used cars and equipment, third party claim management services and telecommunications services in the United States.
                            ------------------------

     The Company, which was incorporated in Delaware in 1967, is a successor to corporations that have been engaged in the automobile and truck leasing and rental business since 1918. As a result of a series of transactions in 1993 and 1994, the Company became a wholly-owned subsidiary of Ford. Prior to that time and until 1987, when Ford first acquired an ownership interest in the Company, the Company had been a subsidiary of UAL Corporation (formerly Allegis Corporation) ("UAL"), which had acquired the Company's outstanding capital stock from RCA Corporation ("RCA") in 1985. See Notes 1, 5 and 8 of the Notes to the Company's consolidated financial statements included in this Report.

     The Company's principal executive offices are located at 225 Brae Boulevard, Park Ridge, New Jersey 07656, and its telephone number is (201) 307-2000.

     "Hertz", "HERC", "The Source", "Hertz Local Edition", "Hertz #1 Club Gold", "The Hertz #1 Club", and "Hertz NeverLost" are trademarks or service marks of the Company. All other trademarks, service marks or brand names appearing in this Report are the property of their respective holders.

BUSINESS SEGMENTS

     The Company's business consists of two significant segments, rental and leasing of cars and light trucks ("car rental"), and the rental of industrial, construction and material handling equipment ("industrial and construction equipment rental"). Set forth below is certain information with respect to these segments, as well as "corporate and other", for the year ended December 31, 1997. Corporate and other includes general corporate expenses, as well as other business activities, such as claim management and telecommunication services. See Note 11 of the Notes to the Company's consolidated financial statements included in this Report.

                                                            YEAR ENDED DECEMBER 31, 1997
                                                -----------------------------------------------------
                                                               INDUSTRIAL AND
                                                                CONSTRUCTION
                                                                 EQUIPMENT       CORPORATE
                                                 CAR RENTAL        RENTAL        AND OTHER
                                                ------------   --------------   ------------
                                                AMOUNT    %    AMOUNT     %     AMOUNT    %    TOTAL
                                                ------   ---   -------   ----   ------   ---   ------
                                                                 DOLLARS IN MILLIONS
Revenues......................................  $3,419    88%   $445      11%    $27       1%  $3,891
Amortization of intangibles...................       3    15      --      --      17      85       20
Operating income (loss) (pre-tax income before
  interest)...................................     551    85     122      19     (28)     (4)     645
Income (loss) before income taxes.............     312    91      72      21     (41)    (12)     343
Revenue earning equipment, net, at end of
  year........................................   4,040    83     852      17      --      --    4,892

     The Company, through its subsidiaries, affiliates and independent licensees, operates in approximately 5,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. Set forth below is certain information with respect to the Company's U.S. and foreign operations for the year ended December 31, 1997 (substantially all of the Company's foreign operations consist of car rental and leasing operations).

                                                             YEAR ENDED DECEMBER 31, 1997
                                                       ----------------------------------------
                                                           U.S.            FOREIGN
                                                       -------------    -------------
                                                       AMOUNT     %     AMOUNT     %     TOTAL
                                                       ------    ---    ------    ---    ------
                                                                 DOLLARS IN MILLIONS
Revenues.............................................  $2,993     77%    $898      23%   $3,891
Amortization of intangibles..........................      18     90        2      10        20
Operating income (pre-tax income before interest)....     540     84      105      16       645
Income before income taxes...........................     273     80       70      20       343
Revenue earning equipment, net, at end of year.......   4,015     82      877      18     4,892

WORLDWIDE CAR RENTAL

  U.S. Operations

     Car Rental. The Company provides car rental services throughout the United States in or around all major U.S. cities and operates a nationwide, toll-free reservations system. Car rental facilities are operated at all major airports and in the central business districts and key suburban commercial centers in major U.S. cities. The Company estimates that airport revenues accounted for approximately 89% of its car rental revenues in the United States in 1997. The Company also maintains arrangements with selected hotels and railroad terminals to facilitate car rentals at such locations.

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

     For the year ended December 31, 1997, the Company conducted operations through approximately 700 owned locations. Company-owned locations are those locations through which the Company rents cars which it owns, as compared to licensee locations through which licensees rent cars that they own. The Company believes that its extensive worldwide ownership of its operations contributes to the consistency of its high-quality service, strict cost control, fleet utilization, yield management, competitive pricing and the Company's ability to offer one-way rentals through its Rent It Here-Leave It There program. However, in certain smaller domestic markets, the Company has found it more efficient to operate through licensees. Domestic licensee locations numbered approximately 365 at December 31, 1997. Together with its licensees, the Company operated a peak domestic fleet of more than 246,000 cars in 1997. At December 31, 1997, the Company owned 93% of all the cars in the combined Company-owned and licensee fleet.

     The Company has concession agreements at over 190 airports in the United States. These agreements are entered into with airport authorities, either through negotiation or a bidding process, for a fixed number of car rental counter positions. The agreements typically provide for concession payments based upon a specified percentage of revenue generated at the airport, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

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

     Hertz Local Edition -- Local Use and Insurance Replacement. The Company, under the Hertz Local Edition brand name, "HLE", formerly H.I.R.E. ("Hertz Insurance Replacement Entity"), provides local use and replacement car rental services primarily to local customers in the United States whose automobiles are out of service, generally due to an accident, theft or mechanical problem. A high percentage of these rentals are referrals from insurance companies, which generally pay for all or a significant portion of the cost of such rentals.

     At December 31, 1997, HLE operated through 70 locations in six states with approximately 3,800 cars. The Company intends to capitalize on agreements with major insurance carriers and its own sales, technology and marketing expertise to increase its market share.

     HLE rents cars on a daily, weekend, weekly or monthly basis and derives additional revenues from the sale of collision damage waivers and refueling options. Rates vary at different locations depending on local market conditions and competitive factors. HLE's operations are subject to seasonal fluctuation, with greater activity occurring during the summer months because of heavier driving activity and the winter months because of hazardous driving conditions. HLE generally will hold its cars for 18 to 24 months, compared with 5 to 12 months for the Company's domestic car rental business, resulting in lower monthly holding costs. HLE is generally at risk with respect to the residual values of its cars and disposes of these cars through the Company's retail sales operations and auctions. See "Used Car Sales".

  International Operations

     At December 31, 1997 the Company, through its subsidiaries, affiliates and licensees, operated in approximately 140 foreign countries and jurisdictions. Outside the United States, and primarily in Europe, the Company operates through approximately 1,300 company-owned locations and 2,400 licensee locations, and during 1997, operated a combined peak fleet of approximately 154,000 cars. In general, international operations are conducted similarly to those of the Company in the United States. Although the Company has found it more efficient to conduct a greater proportion of its international operations through licensees as compared to the Company's U.S. operations, it continues to conduct its operations primarily through Company-owned locations in the major European markets. The international car rental operations of the Company that generated the highest volumes of business in 1997 were those conducted in France, Germany, the United Kingdom, Italy, Canada, Spain, Australia and Switzerland. In addition, the Company owns operations in Puerto Rico, St. Thomas, New Zealand, Brazil, Belgium, Luxembourg, The Netherlands, and Portugal. In June 1997, the Company franchised its operations in Denmark and Norway, which had been corporately owned. See Note 5 to the Notes to the Company's consolidated financial statements included in this Report. The Company believes that, as in the United States, it maintains the leading airport car rental market share in Europe with a 1997 market share of approximately 30% in terms of revenues.

     As in the United States, the Company offers Hertz #1 Club Gold service at most major airport locations within Europe, Canada, Australia and New Zealand. The Company's global reservations system allows customers worldwide to book reservations in any of the Company's worldwide markets. Additionally, a local or toll-free telephone number is offered in all major foreign countries which provides access to the Company' global reservations system.

  Customers

     To focus its marketing, sales and pricing functions, the Company divides its customers into two groups, business and leisure. Business customers include large commercial accounts, small business accounts and government authorities. In 1997, business customers generated approximately 54% of the Company's U.S. car rental revenue on 61% of the Company's U.S. car rental transactions.

     Leisure customers, including wholesale tour customers, represent the balance of the Company's U.S. car rental revenues and transactions, or approximately 46% of the Company's U.S. car rental revenue on 39% of the Company's U.S. car rental transactions. Revenue per transaction is higher for leisure rentals as compared to business rentals because leisure rentals are generally for longer periods. The Company's success in the leisure market is the result of its quality of service and the Company's competitive pricing. A significant number of leisure customers are the same customers who rent from the Company on business. Over the last several years, the relative proportion of the Company's revenues from business and leisure customers has remained relatively stable.

     In 1997, the Company's business customers generated approximately 51% of the Company's international car rental revenues on 61% of the Company's international car rental transactions. In 1997, the Company's international leisure customers generated approximately 49% of the Company's international car rental revenues on 39% of the Company's international car rental transactions.

     The Company believes that quality of service is of critical importance to customer satisfaction and brand loyalty. Accordingly, the Company places a high priority on monitoring and evaluating customer satisfaction through, among other methods, a series of rating systems, car and location inspections, and management reporting.

  Revenue Management

     The Company uses a point-of-sale revenue management program through which counter sales representatives sell car upgrades, supplemental equipment and optional services. This program of identifying and satisfying additional customer requirements enhances the Company's revenues and transaction yields.

  Marketing, Sales and Advertising

     The Company has a worldwide marketing and sales organization focused on both commercial accounts/group sales and the travel industry, including travel agents as well as a comprehensive program of retail and trade advertising, direct mail and other targeted marketing (such as special rental packages for skiers, golfers, etc.).

     The Company's commercial and group sales force supports larger commercial accounts, smaller corporate affiliations, government and group relationships (such as the American Automobile Association, the American Association of Retired Persons, the American Bar Association, the American Medical Association, etc.). In order to provide targeted sales to the travel industry community, the Company has sales employees and engages independent contractors throughout the United States, all of whom are dedicated to serving travel agents, airlines, tour wholesalers and related sources of rentals.

     In the United States, the Company markets to leisure customers predominantly through television and radio media advertising and through newspaper and magazine print advertising. Print advertising is primarily rate-related, highlighting leisure rates for weekly and weekend rentals.

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

     During the five-year period ended December 31, 1997, the Company's total advertising and related expenditures (almost all of which were related to car rental operations) and the sources contributing thereto were approximately as follows:

                                        1997        1996        1995        1994        1993
                                        ------    --------    --------    --------    --------
                                                        DOLLARS IN THOUSANDS
The Company and Subsidiaries........  $148,912    $148,034    $134,487    $133,600    $101,281
Ford................................    45,162      45,459      44,112      41,994      40,259
Licensees...........................     8,660       8,454       8,740       8,800       8,154
                                      --------    --------    --------    --------    --------
          Total.....................  $202,734    $201,947    $187,339    $184,394    $149,694
                                      ========    ========    ========    ========    ========

     In addition, licensees spend additional amounts for local advertising and sales promotions that feature the "Hertz" name.

  Car Acquisition

     The Company believes it is the largest single private purchaser of new cars in the world, acquiring over 300,000 cars in the United States and a total of approximately 470,000 cars worldwide during the 1997 model year. Consequently, the acquisition and disposition of cars are important activities for the Company and have a significant impact on profitability. The Company acquires, subject to availability, a majority of its cars pursuant to various fleet repurchase programs established by automobile manufacturers. Under these programs, automobile manufacturers agree to repurchase cars at a specified price during established repurchase periods, subject to certain car condition and mileage requirements. Repurchase prices under the repurchase programs are based on either (i) a predetermined percentage of original car cost and the month in which the car is returned or (ii) the original capitalization cost less a set daily depreciation amount. These repurchase programs limit the Company's residual risk with respect to cars purchased under the programs. For this reason, cars purchased by car rental companies under repurchase programs are sometimes referred to by industry participants as "non-risk" cars. Conversely, those cars not purchased under repurchase programs for which the car rental company is exposed to residual risk are sometimes referred to as "at risk" cars. During 1997, non-risk cars as a percentage of all cars purchased by the Company's U.S. and international operations were approximately 82% and 76%, respectively. The Company expects the percentage of "non-risk" cars in its rental fleet to decrease due primarily to anticipated changes in the terms to be offered by automobile manufacturers under repurchase programs. The Company believes such terms will encourage the Company to purchase a larger proportion of "at risk" cars.

     The holding period for the Company's rental cars ranges from 5 to 12 months. The Company's flexibility to adjust the holding period for cars, particularly under repurchase programs with automobile manufacturers, enables the Company to adjust its fleet size up or down relatively quickly in response to changing market conditions. At December 31, 1997, the average age of rental cars in the Company's fleet was seven months.

     Over the five years ended December 31, 1997, on a weighted average basis, approximately 67% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 31% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 1997, approximately 65% of the cars acquired by the Company domestically were manufactured by Ford, 5% were manufactured by General Motors Corporation, 6% were manufactured by Chrysler Corporation and the remainder were manufactured by various Japanese, Korean and European manufacturers. The percentage of Ford cars acquired by the Company for its U.S. car rental fleet is expected to remain at these or higher levels in the future. See Note 8 to the Notes to the Company's consolidated financial statements included in this Report. In its foreign operations, the Company utilizes cars manufactured abroad by subsidiaries of Ford and by other manufacturers. In 1997, approximately 20% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year. Negotiations with automobile manufacturers include determination of the initial purchase price of the car and establishment of the payment terms. New car repurchase programs or residual value guarantees, approval for using the Company's facilities for warranty repairs, as well as the establishment of cooperative advertising and promotion programs also are negotiated with the manufacturers.

     Purchases of cars are financed through funds provided from operations and by active and ongoing global borrowing programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

  Used Car Sales

     The Company disposes of "at risk" cars as well as those "non-risk" cars that are not returned to the manufacturer through auctions, 43 domestic retail car sales locations and, in Europe, through wholesale operations. Upon the sale of a car, the difference between the net proceeds from sale and the remaining book value is recorded as an adjustment to depreciation in the period when sold. See Note 8 of the Notes to the Company's consolidated financial statements included in this Report.

  Licensees

     While the Company believes that its extensive worldwide ownership of its operations provides an important competitive advantage, the Company has found it more efficient to operate through licensees in certain markets. As of December 31, 1997, the Company's licensees operated from approximately 3,200 locations worldwide. The Company believes that its licensee arrangements are important to the Company's business because they enable the Company to offer expanded national and international service and a broader Rent It Here-Leave It There program. The Company's wholly-owned subsidiaries, Hertz System, Inc. ("System") and Hertz International, Ltd. ("International"), issue licenses under franchise arrangements to independent licensees and affiliates who are engaged in the car renting business in the United States and in many foreign countries and jurisdictions.

     Licensees generally pay fees based on the number of cars they operate and/or on revenues. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensee with the Company having no investment interest in the licensee (except for one foreign licensee) or in the licensee's fleet. Licensees also share in the cost of the Company's advertising program, reservations system, sales force and certain other services. In return, licensees are provided with the use of the "Hertz" brand name, management and administrative assistance, training, the availability of the Company's charge cards, The Hertz #1 Club, reservations service, the Rent It Here-Leave It There program and other services. System, which owns the Company's service marks and trademarks and certain proprietary know-how used by licensees, establishes the uniform standards and procedures under which all such licensees operate.

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

     In 1988, the Company sold its 50% interest in Hertz Penske Truck Leasing, Inc., which has been succeeded by Penske Truck Leasing Co., L.P., ("Penske"), and entered into a license agreement under which Penske has the right, as a licensee of the Company, to conduct a one-way truck rental business (including trailers) using the "Hertz" name for a 10 year period ending in June 1998. With certain exclusions the license agreement covers the entire United States.

  Car Leasing

     Hertz owns 100% of its car leasing operations in Australia, New Zealand and Brazil. Leases are generally closed-end where the Company is subject to risk with respect to the market value of cars at the time of disposition.

     Effective January 1, 1995, the Company sold its European car leasing and car dealership operations to Hertz Leasing International, Inc., an indirect, wholly-owned subsidiary of Ford ("HLI"), at an amount equal to its book value of approximately $61 million. As part of the transaction and for additional consideration payable over five years, Ford received the worldwide rights (subject to certain existing license rights and excluding Australia, New Zealand and Brazil) to use and sublicense others to use the Hertz name in the conduct of car leasing businesses (i.e., rentals having terms of one year or longer). In 1997, Ford agreed to transfer back to the Company, as of March 1, 1997, subject to a limited transition period, the right to use the Hertz name in the conduct of the car leasing business, and continues to make payments in respect of its obligation. See Note 5 to the Notes to the Company's consolidated financial statements included in this Report. The Company has resumed leasing operations using the Hertz name in the United Kingdom and is considering further expansion.

INDUSTRIAL AND CONSTRUCTION EQUIPMENT RENTAL OPERATIONS

  Operations

     Industrial and construction equipment rental represents HERC's principal service offered. HERC rents over 180 types of equipment, major categories of which include earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, compaction equipment and construction-related trucks. Earthmoving, material handling and aerial equipment accounted for 72% of HERC's net fleet investment at December 31, 1997. HERC's more than 38,000 pieces of rental equipment have a weighted average age of 21.5 months and an original investment cost of approximately $1,090 million at December 31, 1997.

     HERC is one of the largest sellers of used industrial and construction equipment in the United States. It has developed an extensive used equipment sales program that disposed of equipment having an original cost of approximately $150 million in 1997. HERC has a dedicated used equipment sales force and has also developed an export market through its overseas contacts. Additionally, HERC has in the past and may, from time to time in the future, employ a broker network in the United States to dispose of its used equipment.

     HERC's comprehensive line of equipment enables HERC to supply equipment to a wide range of customers from the local contractor to large industrial plants. Also, larger companies, particularly those with industrial plant operations, are requiring single source vendors, not only for equipment rental, but also for management of their total equipment needs. This includes maintenance of their owned equipment, tools and supplies for their labor force, and management reports related to the above. HERC responded to this by creating its Industrial Resources Group (IRG) which serves customers through its dedicated in-plant operations and regional industrial centers.

  Facilities

     HERC currently operates 148 equipment rental branches ("branches"), 135 of which are located in the United States across 34 states, and 13 of which are located in France and Spain. In 1997 HERC opened 20 of these branches in the United States, two in Spain and acquired six branches in France through an acquisition.

     HERC's rental locations are generally situated in industrial or commercial zones. The average location is two acres in size and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conformed to the specifications of the HERC prototype branch which stresses efficiency, safety and environmental compliance. Each branch has stand-alone maintenance and fueling facilities and showrooms. Of the 148 present locations, 112 are leased from third parties and 36 are owned.

  Customers

     HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as railroad, automobile manufacturing, petrochemicals, movie production, ship building and construction. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business. HERC maintains an established national accounts program with approximately 1,700 customers who generated 46% of HERC's revenues in 1997. HERC has over 59,000 customers, and in 1997 no single customer of HERC accounted for more than 4% of its revenues. HERC primarily targets customers in medium to large metropolitan markets.

     HERC operations in the United States are organized and managed in eight geographic regions. During each of the five years ended December 31, 1997, no single geographic region accounted for more than 20% of HERC's revenues. This geographic diversification means HERC is better positioned to withstand a regional recession than its local or regional competitors who, the Company believes, are highly dependent on the economic condition of a single region.

     HERC has begun to identify target markets for franchising in the U.S., Puerto Rico, Canada and Europe as part of its ongoing expansion strategy.

  Sales and Marketing

     HERC focuses its major sales and marketing strategy on local, multi-regional and national users of industrial and construction equipment. The strategy is led by a national accounts sales organization and is backed by a field sales force of highly trained sales professionals. Each branch has its own dedicated sales force.

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

  Equipment Acquisition

     HERC selectively buys its equipment from vendors with reputations for high product quality, reliability and significant market share. Some of HERC's leading suppliers include Case Corporation, JLG Industries, Inc., Lull Industries, Inc, the Gradall Co., Deere & Company (John Deere equipment), Ingersoll-Rand Company and Ford.

     Centralized purchasing has allowed HERC to standardize its fleet specifications by model and geographic needs, allowing for economies of scale. HERC has developed a fully automated fleet planning and purchasing process that streamlines and expedites fleet orders.

     The Company believes that HERC's fleet age is a major competitive advantage and assures customer satisfaction with equipment as well as lower maintenance costs. Through aggressive used equipment sales, the Company has been able to maintain an average fleet age of 21.5 months.

     The Company is generally at risk with respect to the residual value of all the equipment used in its industrial and construction equipment rental operations.

  Fleet Disposal

     The Company believes that HERC is the largest distributor of used industrial and construction equipment in the United States and has established itself as a highly reliable supplier of used equipment. In 1997, HERC disposed of equipment having an original cost of approximately $150 million.

     Pricing for used HERC equipment is centralized. Relationships with major equipment brokers and wholesalers allow HERC to trim fleet levels and mix to improve utilization. HERC publishes The Source magazine two to three times per year and distributes it nationally to over 46,000 customers and prospects. This full color publication advertises price, model, year and location of used equipment for sale. The Company also prints a Spanish version.

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

     The Company expects to complete its transition to a state of the art, client-server based reservations system at its Oklahoma City reservations center during 1998. This new system is expected to allow for greater accuracy and speed in processing reservations, thereby improving customer service. The client-server architecture minimizes the need for additional computer equipment as the demands of the business grow. Additionally, the design of the new system is expected to be more flexible, facilitating rapid response to changing market demands.

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

     Enhancements to the yield management system are produced on an ongoing basis. The Company is currently developing a car distribution optimization program, which is expected to be fully integrated with the yield management system, and anticipates that this program will be made available throughout the Company's major locations in the United States during 1998. This enhancement is expected to facilitate the distribution of cars among rental locations within a regional area to take maximum advantage of demand and price opportunities over a period of time.

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

  Disaster Recovery

     The Company's systems disaster recovery planning is a comprehensive, ongoing process which is updated as products are developed, tested and modified. Disaster recovery for reservations, financial and other strategic systems is provided at alternative locations serviced by third parties or at Company maintained facilities.

OTHER OPERATIONS OF THE COMPANY

  Claim Management

     The Company's wholly-owned subsidiary, Hertz Claim Management Corporation, provides claim administration services to the Company and to numerous customers. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. Prior to March 1, 1996, the Company, through a subsidiary, also administered for the Company's operations and others, workers' compensation and medical, dental and other employee health benefit claims. That subsidiary was sold at a profit to an investor group during 1996. However, Hertz Claim Management Corporation continues to administer liability claims for the Company and for outside clients.

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

INSURANCE

     For its domestic operations, the Company is, where permitted by applicable local law, a qualified self insurer against liability resulting from accidents under certificates of self insurance for financial responsibility in all states where its cars are registered. The Company also self insures general public liability and property damage for all domestic operations. Since July 1, 1987, all claims have been retained and borne by the Company up to a limit of $5 million for each occurrence, and the Company has maintained insurance with unaffiliated carriers in excess of $5 million up to

$450 million per occurrence. Hertz Claim Management Corporation administers this public liability and property damage program through a network of eight regional offices throughout the United States.

     For its international operations, the Company purchases insurance to comply with local legal requirements. From January 1, 1993 through December 31, 1996, vehicle liability insurance purchased locally from unaffiliated carriers by Company-owned operations in Europe was reinsured by Hertz International RE Limited, a wholly-owned subsidiary of the Company operating as a reinsurer in Dublin, Ireland. Hertz International RE Limited is responsible for the first $1.5 million of motor vehicle liability for each accident during this period, with excess liability insurance coverage maintained by the Company with unaffiliated carriers. Effective January 1, 1997, the Company replaced the unaffiliated carrier that was the fronted insurer for claims up to $1.5 million by establishing a wholly-owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Probus now underwrites the Company's Pan-European motor vehicle liability program (except in Switzerland) up to $1.5 million per occurrence. Excess coverage for claims that exceed $1.5 million per occurrence continue to be maintained with unaffiliated carriers. In the Company's international operations other than Europe, the Company is self-insured at various amounts up to $100,000 per occurrence, and maintains excess liability insurance coverage up to $450 million per occurrence with unaffiliated carriers.

     Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 1997, this liability was estimated at $310.5 million for combined domestic and foreign operations.

     Ordinarily, collision damage costs and the costs of stolen or unaccounted for cars are carried on a self-insured basis, with such costs being charged to expense as incurred.

     HERC generally requires its customers to provide their own liability insurance on rented equipment with HERC held harmless under various agreements.

     Other types of insurance usually carried by business organizations, such as workers compensation (i.e., on a fronted basis up to $5 million per occurrence), property (including boiler and machinery and business interruption), commercial crime and fidelity, performance bonds and directors and officer's liability insurance, are purchased from various insurance companies in amounts deemed adequate by the Company for the respective hazards. The Company and its directors and officers participate as additional insureds in certain insurance policies maintained by Ford.

COMPETITION

     The markets in which the Company operates are highly competitive. In any given location, the Company may encounter competition from national, regional and local companies. In the United States, the Company's principal competitors in the business car rental market are Avis, Inc. and National Car Rental System, Inc., and in the leisure market, the Company's principal competitor is Alamo Rent-A-Car, Inc. In Europe, the Company's principal competitors in the car rental market are Avis Europe plc, National Car Rental, Europcar and, operating principally through licensees, Budget Rent a Car Corporation. The Company competes primarily on the basis of customer service and price. In addition, the Company believes extensive worldwide ownership of its operations and its access to the global capital markets provide it with an advantage over its competitors.

     The Company, through Hertz Local Edition, intends to expand its presence in the insurance replacement market in the United States where Enterprise Rent-A-Car Company is currently the dominant participant.

     The Company believes that HERC is the largest equipment rental company in the United States. HERC's competitors range from large national companies such as U.S. Rentals, Rental Service Corp., Prime and BET Plant Services to small regional businesses. HERC's competitive success is, in part, due to its state of the art systems for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet and its established national accounts program.

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

EMPLOYEES

     On December 31, 1997, the Company employed approximately 21,700 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 5,400 employees in the United States are presently in effect under 164 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts which cover approximately 1,500 of these employees will expire during 1998. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans, and an income savings plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. The Company has had no material work stoppage as a result of labor problems during the last 10 years. The Company believes its labor relations to be good.

     In addition to the employees referred to above, the Company employs a substantial number of temporary workers, and engages outside services, as is customary in the industry, principally for the non-revenue movement of the rental fleet between locations.

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

     Since 1992, in the Company's New York region (which includes parts of New Jersey and Connecticut), the Company has been assessing higher rental rates for renters who reside in the New York City boroughs of the Bronx, Brooklyn or Queens, to offset costs resulting from a higher incidence of accidents involving renters residing in such boroughs. The City of New York passed an ordinance prohibiting such pricing practice. The Company filed suit against The City of New York claiming that such ordinance was in violation of federal anti-trust laws. The Company's claim was rejected in U.S. District Court, and the Company appealed to the U.S. Court of Appeals for the Second Circuit. The U.S. Court of Appeals reversed the U.S. District Court and remanded the proceeding to that Court for trial on the merits. Pending the outcome of the action in the U.S. District Court, the Court has stayed the ordinance, permitting the Company to continue its pricing practice. If the Company is ultimately unsuccessful in challenging the ordinance, the Company believes it could take actions to mitigate the higher costs that would be experienced from such rentals. Accordingly, the Company believes that an adverse outcome would not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

     On June 20, 1997, the Company entered into a Consent Order with the Texas Department of Insurance ("TDI") under which the Company, while admitting no prior wrongdoing, agreed to refund approximately $4.2 million to customers who enrolled in supplemental liability insurance programs provided by the Company between July 1, 1992 and August 31, 1997. The TDI alleged that the Company had violated the Texas Insurance Code by not being licensed to sell insurance and by not being a properly licensed agent of its insurer.

     In July 1996, the Company was sued on similar grounds in a class action in the District Court of Harris County, Texas. This action was denied class status based on the Company's settlement with the TDI over the same issues. Plaintiff has appealed the denial of the class action. Meanwhile, Plaintiff's individual claim was tried to and rejected by a jury. Plaintiff is expected to appeal this verdict.

     Plaintiff has also filed suit in Travis County (Austin, TX) seeking to upset the Consent Order entered into between the Company and the TDI. That suit was dismissed by a trial court but will likely be appealed. The Company does not expect the appeal from the Consent Order or the appeal from the denial of the class action, however decided, to have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

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

     The Company operates approximately 465 underground tanks nationwide to store petroleum products, and the Company believes its tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third party claims due to releases. The Company has established a compliance program for its tanks to ensure that (i) the tanks are properly registered with the state in which the tanks are located; and (ii) the tanks have been either upgraded or replaced to meet federal and state leak detection and spill, overfill and corrosion protection requirements. The Company spent approximately $1.2 million in 1997 and anticipates spending approximately $2.1 million in 1998 to complete the registration and upgrade or replacement of such tanks.

     The Company is also incurring and providing for expenses for the cleanup of contamination from petroleum discharges at its owned and leased properties, as well as contamination at other locations at which the Company's wastes have reportedly been identified. With respect to cleanup expenditures for petroleum discharges at the Company's owned or leased properties, the Company has received reimbursement, in whole or in part, from certain states that maintain underground storage tank petroleum cleanup reimbursement funds. Such funds have been established to assist tank owners in the payment of cleanup costs associated with releases from registered tanks. The Company expects to continue to receive reimbursement for cleanup costs incurred due to releases from certain of its tanks. With respect to off-site locations at which the Company's wastes have reportedly been identified, the Company has been and continues to be required to contribute to cleanup costs due to strict joint and several cleanup liability imposed by federal and state statutes upon companies that send wastes to such off-site locations for disposal. The Company has recovered a substantial amount of such costs incurred through settlements with its insurance carriers.

     Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of cleanup for which the Company may be liable, in whole or part. Accordingly, while the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that the Company's future environmental liabilities will not be material to the Company's consolidated financial position or results of operations or cash flows.

ITEM 2.  PROPERTIES.

     As of December 31, 1997, the Company's owned operations were carried on at 2,307 locations worldwide, including rental and sales offices, car sales locations and service facilities located on or near airports and in central business districts in major U.S. cities and suburban areas. Most of these premises are leased, except for 116 that are owned in fee. The Company has various concession agreements with governmental authorities charged with the operation of airports under arrangements generally providing for payment of rents and a percentage of revenues with a guaranteed annual minimum fee. See Note 10 of the Notes to the Company's consolidated financial statements included in this Report.

     The Company owns three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for its worldwide car rental operations are processed, global strategic information systems are serviced and major domestic and international accounting functions are performed. The Company maintains its executive offices in an owned facility in Park Ridge, New Jersey. In April 1997 the Company purchased the remaining 50% equity interest in the joint venture that owned the facility. The Company has constructed a reservation center near Dublin, Ireland, which opened in October 1997. The reservation center will centralize the Company's European reservation operations.

ITEM 3.  LEGAL PROCEEDINGS.

     On June 20, 1997, the Company entered into a Consent Order with the Texas Department of Insurance ("TDI") under which the Company, while admitting no prior wrongdoing, agreed to refund approximately $4.2 million to customers who enrolled in supplemental liability insurance programs provided by the Company between July 1, 1992 and August 31, 1997. The TDI alleged that the Company had violated the Texas Insurance Code by not being licensed to sell insurance and by not being a properly licensed agent of its insurer.

     In July 1996, the Company was sued on similar grounds in a class action in the District Court of Harris County, Texas. This action was denied class status based on the Company's settlement with the TDI over the same issues. Plaintiff has appealed the denial of the class action. Meanwhile, Plaintiff's individual claim was tried to and rejected by a jury. Plaintiff is expected to appeal this verdict.

     Plaintiff has also filed suit in Travis County (Austin, TX) seeking to upset the Consent Order entered into between the Company and the TDI. That suit was dismissed by a trial court but will likely be appealed. The Company does not expect either the appeal from the Consent Order or the appeal from the denial of the class action, however decided, to have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

     In October 1997, Hertz was served with two nationwide class-action complaints in Alabama to recover damages for the alleged unlawful sale of insurance products (liability insurance supplement, personal accident and personal effects coverages) over the past ten years. Plaintiffs claim the Company violated insurance laws of all fifty states by having its counter representatives offer insurance coverages to renters. It is difficult to predict whether the Company faces significant exposure from these cases given the venue in Alabama and the potential scope of the class claims. The Company has sound defenses against these claims. The Company believes it will be difficult to maintain a class action in view of the different insurance regulatory regimes in each state. Although the Company will aggressively defend these claims, these could be long and difficult litigations. Nevertheless, the Company believes that an adverse outcome would not have a material effect on the Company's consolidated financial position or results of operations or cash flows.

     In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect the consolidated financial position or results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company, and their ages as of March 1, 1998:

            NAME               AGE                      POSITION AND OFFICE
            ----               ---                      -------------------
Frank A. Olson...............  65    Chairman of the Board, Chief Executive Officer and
                                     Director
Craig R. Koch................  51    President, Chief Operating Officer and Director
Brian J. Kennedy.............  56    Executive Vice President, Marketing and Sales
Joseph R. Nothwang...........  51    Executive Vice President and General Manager, U.S. Car
                                     Rental Division
Gerald A. Plescia............  42    Executive Vice President and President, Hertz Equipment
                                     Rental Corporation
Paul J. Siracusa.............  52    Executive Vice President and Chief Financial Officer
Robert J. Bailey.............  63    Senior Vice President, Quality Assurance and
                                     Administration
Donald F. Steele.............  59    Senior Vice President, Employee Relations
Paul M. Tschirhart...........  57    Senior Vice President and General Counsel
Charles L. Shafer............  54    Vice President and President, Hertz Europe Limited
Richard J. Foti..............  51    Controller
Robert H. Rillings...........  57    Treasurer

     None of the Company's officers has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

     Set forth below is the principal occupation of each of the executive officers named above during the past five years.

     MR. OLSON has been Chairman of the Board of Directors of the Company since June 1980, Chief Executive Officer since March 1977, and a director of the Company since November 1974. From June 1987 to December 1987 he was also Chairman of the Board, President and Chief Executive Officer of UAL Corporation, Elk Grove, Illinois (the Company's former parent). He is a director of Becton, Dickinson and Co., Franklin Lakes, New Jersey; Cooper Industries, Inc., Houston, Texas; Fund American Holdings, Inc., Lebanon, New Hampshire; and Amerada Hess Corporation, New York, New York.

     MR. KOCH was elected President and Chief Operating Officer of the Company in September 1993. From February 1988 through August 1993 he served as Executive Vice President and President of North America Car Rental operations of the Company. He served as President and Chief Operating Officer of the Company from May 1987 to February 1988. In October 1983 he became Executive Vice President and General Manager of the Company's Car Rental Division after having served as Vice President and General Manager since March 1980. He has been a director of the Company since June 1994 and previously served as a director of the Company from May 1987 to July 1993 and from October 1983 to September 1985.

     MR. KENNEDY was elected Executive Vice President, Marketing and Sales of the Company in February 1988. From May 1987 through January 1988, he served as Executive Vice President and General Manager of the Car Rental Division of the Company, prior to which, from October 1983, he served as Senior Vice President, Marketing.

     MR. NOTHWANG was elected Executive Vice President of the Company and General Manager U.S. Car Rental in August 1995. He served as Vice President and General Manager U.S. Car Rental from September 1993 to August 1995. Previously, he served as Division Vice President, Region Operations since 1985. He served in various operating positions since 1976.

     MR. PLESCIA was elected Executive Vice President of the Company and President of Hertz Equipment Rental Corporation in July 1997. He served as Division Vice President, Field Operations for Hertz Equipment Rental from May 1992 to July 1997. Previously, he has served in various operating positions since 1979.

     MR. SIRACUSA was elected Executive Vice President and Chief Financial Officer of the Company in July 1997. He served as Vice President, Finance and Chief Financial Officer, Hertz International, Ltd. from January 1996 to July

1997. He served as Staff Vice President and Controller, Worldwide Car Rental from August 1994 to December 1995. He served as Division Vice President, North America Car Rental and Controller from March 1988 to July 1994. Previously, he served in various functions with the Company since 1969.

     MR. BAILEY was elected Senior Vice President of the Company in May 1990. Previously, he served in various functions with the Company since 1956, except for the years 1966 and 1981.

     MR. STEELE was elected Senior Vice President, Employee Relations of the Company in July 1984. Previously, he served in various functions with the Company since 1972.

     MR. TSCHIRHART was elected Senior Vice President and General Counsel of the Company in October 1986, and also served as Secretary from February 1988 to November 1992. Previously, he served as Senior Counsel for United Airlines, Inc., Elk Grove, Illinois, since 1982.

     MR. SHAFER was elected Vice President of the Company in February 1998 and President of Hertz Europe Limited, in January 1998. He served as U.S. Car Rental Division Vice President, Region Operations, Western Region from January 1991 to December 1997. Previously, he served in various functions with the Company since 1966.

     MR. FOTI was elected Controller of the Company in July 1997. He served as Staff Vice President, Internal Audit from February 1990 to July 1997. Previously, he served in various positions with the Company since 1978.

     MR. RILLINGS was elected Treasurer of the Company in November 1986. Previously, he served in various positions with the Company since 1961.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Class A Common Stock of the Company is listed on the New York Stock Exchange. The high and low sales prices for the Class A Common Stock and the dividends paid per share on the Class A Common Stock for each quarterly period from April 25, 1997, the date the Class A Common Stock began trading on the New York Stock Exchange, were as follows:

                                                             1997 CLASS A COMMON STOCK PRICE PER SHARE*
                                                            --------------------------------------------
                                                             FIRST       SECOND      THIRD       FOURTH
                                                            QUARTER     QUARTER     QUARTER     QUARTER
                                                            --------    --------    --------    --------
High......................................................    N/A       37 3/4      39 3/8      41 3/4
Low.......................................................    N/A       27 1/8      31 7/8          34
Dividends per share of Class A Common Stock and Class B
  Common Stock............................................     --          --         $.05        $.05

---------------
*Prices reflect New York Stock Exchange Composite Transactions. The initial public offering price was $24.00 per share.

     As of March 1, 1998, stockholders of record of the Company included 4,550 holders of the Class A Common Stock and one holder of the Class B Common Stock.

     Dividends on the Company's common stock are paid when declared by the Board of Directors. The Company paid cash dividends of $10.8 million on common stock in 1997. On February 27, 1997, the Company paid a dividend to Ford of $460 million on its common stock in the form of a 5.475% promissory note, which was fully repaid on March 10, 1997. The Company paid cash dividends to Ford on its common stock of $25 million in 1995.

     On January 27, 1998, the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock payable on March 10, 1998 to shareholders of record as of February 13, 1998.

     Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 1997, approximately $491 million of consolidated stockholders' equity was free of such limitations.

     On February 27, 1997, the Company issued 1,290 shares of its 5.11% Cumulative Series C Preferred Stock, par value $.01 per share, to Ford in exchange for U.S. treasury securities having an aggregate fair market value at that time of $129 million. The Company believes that this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 because the securities were sold to a single sophisticated investor who was purchasing for investment without a view to further distribution. On April 30, 1997, the Company redeemed all the issued and outstanding shares of the Series C Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

     The selected consolidated income statement data for each of the years in the three-year period ended December 31, 1997, and consolidated balance sheet data as of December 31, 1997 and 1996 presented below were derived from the audited consolidated financial statements of the Company and the related notes thereto included in this Report. The selected consolidated income statement data for each of the years in the two-year period ended December 31, 1994, and consolidated balance sheet data as of December 31, 1995, 1994 and 1993 presented below were derived from audited consolidated financial statements of the Company and the related notes thereto not included in this Report. The financial data presented below and the related notes thereto should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in this Report.

                                                            YEARS ENDED OR AT DECEMBER 31
                                                 ----------------------------------------------------
                                                   1997       1996       1995       1994       1993
                                                 --------   --------   --------   --------   --------
                                                                 DOLLARS IN MILLIONS
INCOME STATEMENT DATA
  Revenues
  Car rental...................................  $3,329.9   $3,161.6   $2,911.7   $2,581.2   $2,177.5
  Industrial and construction equipment
     rental....................................     444.5      392.3      332.3      263.1      215.8
  Car leasing..................................      40.9       35.4       35.6      231.4      209.3
  Other(a).....................................      76.0       79.0      121.0      218.7      252.2
                                                 --------   --------   --------   --------   --------
          Total revenues.......................   3,891.3    3,668.3    3,400.6    3,294.4    2,854.8
                                                 --------   --------   --------   --------   --------
  Expenses
  Direct operating.............................   1,826.7    1,795.1    1,724.8    1,766.2    1,647.1
  Depreciation of revenue earning
     equipment(b)..............................     979.6      892.7      803.9      702.7      523.9
  Selling, general and administrative..........     439.5      425.2      392.5      385.5      336.0
  Interest, net of interest income of $13.8,
     $10.4, $16.8, $7.2 and $11.3..............     302.2      298.8      307.1      277.2      245.4
                                                 --------   --------   --------   --------   --------
          Total expenses.......................   3,548.0    3,411.8    3,228.3    3,131.6    2,752.4
                                                 --------   --------   --------   --------   --------
  Income before income taxes...................     343.3      256.5      172.3      162.8      102.4
  Provision for taxes on income(c).............     141.7       97.9       67.1       71.7       49.0
                                                 --------   --------   --------   --------   --------
  Net income...................................  $  201.6   $  158.6   $  105.2   $   91.1   $   53.4
                                                 ========   ========   ========   ========   ========
  Earnings Per Share(d)
     Basic.....................................      1.86       1.47        .97        .84        .49
                                                 ========   ========   ========   ========   ========
     Diluted...................................      1.86       1.46        .97        .84        .49
                                                 ========   ========   ========   ========   ========
  Ratio of earnings to fixed charges(e)........       1.9        1.7        1.4        1.4        1.3
                                                 ========   ========   ========   ========   ========
BALANCE SHEET DATA
  Revenue earning equipment
     Cars......................................  $4,039.8   $4,318.3   $3,627.2   $3,854.4   $2,417.0
     Other equipment...........................     852.0      717.4      543.0      406.0      285.5
  Total assets.................................   7,435.5    7,649.2    6,656.6    6,520.8    4,688.5
  Total debt...................................   4,715.7    5,091.8    4,297.5    4,413.9    2,940.5
  Stockholders' equity.........................   1,136.2      989.4      836.3      735.9      616.7

                                                            YEARS ENDED OR AT DECEMBER 31
                                                 ----------------------------------------------------
                                                   1997       1996       1995       1994       1993
                                                 --------   --------   --------   --------   --------
                                                                 DOLLARS IN MILLIONS
SELECTED OPERATING DATA
  Car rental and other operations:
     Number of owned and licensee locations....     5,404      5,435      5,480      5,498      5,594
     Number of owned locations.................     2,159      2,208      2,171      2,254      2,369
     Peak number of owned and licensee cars
       operated during period..................   400,600    389,000    376,800    378,700    332,500
     Average number of owned cars operated
       during period...........................   289,900    283,900    263,600    276,100    236,500
     Number of transactions of owned car rental
       operations during period (in
       thousands)..............................    21,075     20,110     18,799     17,811     15,623
     Average revenue per transaction of owned
       car rental operations during period (in
       whole dollars)..........................  $    158   $    157   $    155   $    145   $    139
  Equipment rental operations:
     Number of locations.......................       148        120        104         95         85
     Average cost of rental equipment operated
       during period (in millions).............  $1,015.5   $  822.9   $  650.4   $  504.1   $  428.3

---------------
(a) Includes fees from licensees (other than expense reimbursement from licensees), revenue from claim management and telecommunications services and, prior to 1995, revenues from a car dealership operation in Europe.

(b) For 1997, 1996, 1995, 1994 and 1993 includes net credits of $3.3 million, $23.2 million, $6.4 million, $23.0 million, and $28.1 million, respectively, primarily from net proceeds received in excess of book value on the disposal of revenue earning equipment. Effective January 1, 1997 and July 1, 1994, certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment used in the industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized upon disposal of the equipment. As a result of this change, depreciation of revenue earning equipment for the years 1997, 1995 and 1994 decreased by $10.4 million, $12.0 million and $9.6 million, respectively.

(c) Includes credits of $13.9 million and $2.0 million for the years 1996 and 1993, respectively, resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax-sharing arrangements between the Company and its former parent companies, UAL and RCA. For the year 1995, includes $6.5 million of credits relating to foreign taxes which were offset against U.S. income tax liabilities. For the year 1993, includes a $1.1 million charge relating to the increase in net deferred tax liabilities as of January 1, 1993 due to changes in the tax laws enacted in August 1993.

(d) Basic and diluted net earnings per share were computed based on 108,227,916 and 108,630,236 weighted average shares of Class A and Class B Common Stock outstanding during the year, respectively. The basic and diluted earnings per share for the years ended December 31, 1996, 1995, 1994 and 1993 assumes that the weighted average shares outstanding during 1997 were outstanding for the corresponding periods in 1996, 1995, 1994 and 1993.

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

GENERAL

     The Company is engaged principally in the business of renting and leasing cars and renting industrial and construction equipment. The Company's revenues principally are derived from rental and related charges. Revenues consist of:

     - Car rental revenues (revenues from all owned car operations, including loss or collision damage waivers, liability insurance and other products)

     - Industrial and construction equipment rental revenues

     - Car leasing revenues

     - Other revenues (fees from the Company's licensees, revenues from the Company's claim management and telecommunications services)

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

     - Selling, general and administrative expenses (including advertising)

     - Interest expense relating primarily to the funding of the acquisition of revenue earning equipment.

     The Company's profitability is primarily a function of the volume and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on the Company's profitability depending on the ability of the Company to adjust pricing for these changes. The Company's business requires significant expenditures for cars and equipment and the Company consequently requires substantial liquidity to finance such expenditures.

     At December 31, 1997, 69% of the cars in the Company's car rental fleet were subject to repurchase by automobile manufacturers under guaranteed repurchase programs pursuant to which automobile manufacturers agree to repurchase cars, subject to certain car conditions and mileage requirements, at a specified price after a minimum period of service. See "Business -- Worldwide Car Rental -- Car Acquisition". The Company's industrial and construction equipment rental fleet is not subject to such guaranteed repurchase programs.

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

RESULTS OF OPERATIONS

     The following table sets forth for each of the years indicated, the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                              PERCENTAGE OF REVENUES
                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Revenues:
  Car rental................................................   85.5%    86.2%    85.6%
  Industrial and construction equipment rental..............   11.4     10.7      9.8
  Car leasing...............................................    1.1       .9      1.0
  Other.....................................................    2.0      2.2      3.6
                                                              -----    -----    -----
                                                              100.0    100.0    100.0
                                                              -----    -----    -----
Expenses:
  Direct operating..........................................   46.9     48.9     50.7
  Depreciation of revenue earning equipment.................   25.2     24.3     23.6
  Selling, general and administrative.......................   11.3     11.6     11.6
  Interest, net of interest income..........................    7.8      8.2      9.0
                                                              -----    -----    -----
                                                               91.2     93.0     94.9
                                                              -----    -----    -----
Income before income taxes..................................    8.8      7.0      5.1
Provision for taxes on income...............................    3.6      2.7      2.0
                                                              -----    -----    -----
Net income..................................................    5.2%     4.3%     3.1%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  Revenues

     The Company achieved record revenues of $3,891.3 million in 1997, which increased by 6.1% from $3,668.3 million in 1996.

     Revenues from car rental operations of $3,329.9 million in 1997 increased by 5.3% from $3,161.6 million in 1996. This increase of $168.3 million was the result of a worldwide increase in transactions of 4.8% and an increase in pricing in the United States of approximately 7.5% that contributed $254.0 million in increased revenue. These increases were partially offset by a decrease in average transaction length in the United States, decreases of $85.7 million from the effect of the strong U.S. dollar on foreign currency translation and a decrease in pricing in foreign operations. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

     Revenues from industrial and construction equipment rental of $444.5 million in 1997 increased by 13.3% from $392.3 million in 1996. Of this $52.2 million increase, approximately $12.0 million was due to an increase in volume resulting from the opening of 20 new domestic locations within the last 12 months and approximately $40.2 million was due to increased activity from existing locations.

     Revenues from all other sources of $116.9 million in 1997 increased by 2.2% from $114.4 million in 1996, primarily due to increased revenues from car leasing operations, as a result of an acquisition made in June 1996 of a foreign licensee operation, and the recognition of the initial fee from the franchising of Denmark and Norway car rental operations, which had been corporately owned. This increase was partly offset by lower revenues in claim administration service operations, a large part of which was sold as of February 29, 1996.

  Expenses

     Total expenses of $3,548.0 million in 1997 increased by 4.0% from $3,411.8 million in 1996, although total expenses as a percentage of revenues decreased to 91.2% in 1997 from 93.0% in 1996.

     Direct operating expenses of $1,826.7 million in 1997 increased by 1.8% from $1,795.1 million in 1996, but were lower in 1997 as a percentage of revenues due to more efficient fixed cost coverage. The increase was primarily due to increased costs in car rental operations, which corresponds with the increase in transaction volume, and in industrial and construction equipment rental operations which opened 20 new domestic locations in 1997. The overall increase was moderated by foreign currency translation changes and decreases in vehicle damage and other vehicle operating costs in car rental operations. Concessions, commissions and reservation costs decreased as a percentage of revenues.

     Depreciation of revenue earning equipment for the car rental and car leasing operations of $881.1 million in 1997 increased by 8.1% from $814.8 million in 1996, primarily due to an increase in the number of cars operated and an increase in the cost of cars acquired in the United States. These increases also include a decrease in the net proceeds received in 1997 in excess of book value on the disposal of the cars (which resulted in a loss of $9.8 million in 1997 as compared to a gain of $2.5 million in 1996).

     Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $98.5 million in 1997 increased by 26.4% from $77.9 million in 1996, primarily due to an increase in both the volume and cost of equipment operated and decreases in the net proceeds received in excess of book value on the disposal of the equipment resulting in a $13.0 million gain in 1997 versus a $20.7 million gain in 1996. These increases were partly offset by a reduction in depreciation of $10.4 million, due to changes made effective January 1, 1997 to increase certain estimated useful lives and changes in estimated residual values of the equipment.

     Selling, general and administrative expenses of $439.5 million in 1997 increased by 3.4% from $425.2 million in 1996, but decreased as a percentage of revenue to 11.3% in 1997 from 11.6% in 1996. The increase in 1997 primarily resulted from increases in general and administrative costs and sales expenses.

     Interest expense of $302.2 million in 1997 increased 1.1% from $298.8 million in 1996, primarily due to higher average debt levels (which were required to finance growth and increases in the cost of cars and industrial and construction equipment) and interest expense of $4.3 million incurred relating to funding the $460 million dividend paid by the Company on its common stock to Ford in 1997. This increase was partially offset by a lower weighted average interest rate in 1997 as compared to 1996 and higher interest income received.

     The tax provision of $141.7 million in 1997 increased 44.7% from $97.9 million in 1996. The effective tax rate in 1997 was 41.3% as compared to 38.2% in 1996. This change was primarily due to higher income before income taxes in 1997, and a credit adjustment of $13.9 million included in 1996, which resulted from changes made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the Company and its former parent companies. The tax provisions for 1997 and 1996 also include a required tax provision of $5.8 million resulting from the amortization of intangible assets that is not deductible for tax purposes. See Notes 1, 9 and 13 of the Notes to the Company's consolidated financial statements included in this Report.

  Net Income

     The Company achieved record net income of $201.6 million in 1997, or $1.86 per share, on a diluted basis, representing an increase of 27.1% from $158.6 million, or $1.46 per share on a diluted basis, in 1996. This increase was primarily due to higher revenues in the U.S. car rental operations and a $6.3 million ($.06 per share) decrease in depreciation expense, net of taxes, for the industrial and construction equipment rental business for changes made effective January 1, 1997 to the estimated useful lives being used to compute depreciation of revenue earning equipment. This increase in net income was partly offset by:
(i) increased costs in the industrial and construction equipment rental business relating to the additional depreciation for equipment purchased and other expenses incurred to service new industrial customers and (ii) losses incurred in a foreign car rental and leasing operation which was acquired from a licensee in June 1996.

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

     In view of the favorable market environment in 1996 and 1995 for the sale of used equipment in the industrial and construction equipment rental business, effective January 1, 1997, certain estimated useful lives being used to compute the provision for depreciation were increased to reflect the anticipated changes in the estimated residual values to be realized when the equipment is sold. This should result in lower annual depreciation charges and lower gains on the disposal of the used equipment than has been the case in 1996 and 1995.

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

     The tax provision of $97.9 million in 1996 increased 45.9% from $67.1 million in 1995. The effective tax rate in 1996 was 38.2% as compared to 38.9% in 1995. This change was primarily due to the higher income before income taxes in 1996, partly offset by a one-time credit of $13.9 million included in 1996. This credit resulted from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the Company and its former parent companies. The tax provision in 1995 included $6.5 million of credits relating to foreign taxes paid which were offset against U.S. income tax liabilities. Reported tax provisions for each of the years 1996 and 1995 also include a required tax provision of $5.8 million resulting from the amortization of intangible assets that is not deductible for tax purposes. See Notes 1, 9 and 13 of the Notes to the Company's consolidated financial statements included in this Report.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. On October 8, 1997, Standard and Poor's Corporation ("S&P") lowered the credit ratings of Ford Motor Company and certain subsidiaries including the Company. The Company's short-term credit rating was reduced from A-1 to A-2 and its long-term credit rating was reduced from A- to BBB+. S&P reported that its reduction of the Company's credit rating reflected the October 1997 announcement by Ford that it plans to distribute to shareholders its ownership stake in Associates First Capital Corporation. The Company does not believe that the reduced ratings will have a material adverse effect on its liquidity or consolidated financial position. The Company's long-term and short-term debt is rated A3/P1, respectively, by Moody's Investors Service. Its short-term debt is rated D1 by Duff & Phelps Credit Rating Co. and F1 by Fitch IBCA, Inc. Commercial Paper issued by Hertz Canada Ltd., which is guaranteed by the Company, is rated R-1 (low) by Dominion Bond Rating Service Limited. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment which consists of cars and industrial and construction equipment. For the year ended December 31, 1997, the Company's expenditures for revenue earning equipment were $7,556.7 million (partially offset by proceeds from the sale of such equipment of $6,597.6 million). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the year ended December 31, 1997, the Company's capital investments for property and non-revenue earning equipment, were $192.2 million, which includes the purchase of the 50% equity interest not previously owned by the Company in the joint venture that owned the Company's executive offices in Park Ridge, New Jersey. The Company's customer receivables are also liquid with approximately 30 days of total annual sales outstanding.

     To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the U.S. domestic medium-term and long-term debt markets. From time to time, the Company files with the Securities and Exchange Commission shelf registration statements relating to debt securities to allow for the issuance of unsecured senior, senior subordinated and junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. At December 31, 1997, the Company had available $1.0 billion for issuance under an effective registration statement. The total amount of medium-term and long-term debt outstanding as of December 31, 1997 was $2.8 billion with maturities ranging from 1998 to 2009. This included a $250 million term loan from Ford, which matures on November 15, 1999. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At December 31, 1997, total debt for the foreign operations was $660 million, of which $638 million was short-term (original maturity of less than one year) and $22 million was long-term. At December 31, 1997 outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $93 and $17, respectively. The Irish commercial paper program had no amounts outstanding at December 31, 1997.

     In an initial public offering on April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock and received net proceeds of $453 million from the sale, which were used to pay down notes payable.

     At December 31, 1997, the Company had committed bank credit facilities totaling $2.2 billion. Of this amount, $2.1 billion are represented by a combination of five-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these agreements allow any subsidiary of the Company to borrow under the facilities on the basis of a guarantee by the Company. The five-year agreements, totaling $1,185 million, currently expire on June 30, 2002 and the 364-day agreements, totaling $895 million, expire on June 25, 1998. The five-year agreements have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. The 364-day agreements permit the Company to convert any amount outstanding prior to expiration into a four-year term loan.

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

     On August 1, 1997, the Company announced a program to repurchase from time to time up to 1.15 million shares of its Class A Common Stock for requirements under its incentive stock plan. No significant repurchases will be made under this program before April 1998.

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

     The table below shows capital expenditures (net of proceeds received from the sale of revenue earning equipment) and financial results by quarter for 1997 and 1996.

                                    CAPITAL                   OPERATING
                                  EXPENDITURES                 INCOME       INCOME               EARNINGS
                                  (NET OF SALE                (PRE-TAX      BEFORE               PER SHARE
                                    PROCEEDS                INCOME BEFORE   INCOME    NET     ---------------
                                   RECEIVED)     REVENUES     INTEREST)     TAXES    INCOME   BASIC   DILUTED
                                  ------------   --------   -------------   ------   ------   -----   -------
                                                              DOLLARS IN MILLIONS
1997
  First Quarter.................    $  591.4     $  878.4      $107.2       $ 33.9   $ 19.7   $ .18    $ .18
  Second Quarter................       832.4        976.3       171.4         93.1     53.9     .50      .50
  Third Quarter.................       (75.5)     1,102.1       242.5        161.7     93.4     .86      .86
  Fourth Quarter................      (243.6)       934.5       124.4         54.6     34.6     .32      .32
                                    --------     --------      ------       ------   ------   -----    -----
          Total Year............    $1,104.7     $3,891.3      $645.5       $343.3   $201.6   $1.86    $1.86
                                    ========     ========      ======       ======   ======   =====    =====

1996
  First Quarter.................    $1,028.1     $  803.1      $ 82.5       $ 15.2   $  8.8   $ .08    $ .08
  Second Quarter................     1,000.1        911.4       144.2         69.3     39.5     .37      .37
  Third Quarter.................        67.1      1,060.0       219.9        138.2     74.2     .69      .68
  Fourth Quarter................      (201.6)       893.8       108.7         33.8     36.1     .33      .33
                                    --------     --------      ------       ------   ------   -----    -----
          Total Year............    $1,893.7     $3,668.3      $555.3       $256.5   $158.6   $1.47    $1.46
                                    ========     ========      ======       ======   ======   =====    =====

MARKET RISKS

     The Company is exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage the Company's exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 14 of the Notes to the Company's consolidated financial statements included in this Report.

  Interest Rate Risk

     The Company and its subsidiaries have entered into arrangements to manage exposures to fluctuations in interest rates. These arrangements consist of interest rate swap agreements. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to its earnings assuming various changes in market interest rates. Assuming an instantaneous increase of one percentage point in interest rates on the existing debt portfolio, the Company's net income would decline by approximately $13 million over a 12-month period.

  Foreign Currency Risk

     The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates for certain foreign currency loans and selected marketing programs. These arrangements consist of foreign exchange forward contracts and the purchase of foreign exchange options. The effect of exchange rate changes on these financial instruments would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

YEAR 2000

     In early 1997, the Company commenced, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. Project completion is planned for the middle of 1999 at an estimated total cost of approximately $15 million to $20 million of which $2.1 million has been expended through December 31, 1997. The Company expects its year 2000 date conversion project to be completed on a timely basis. The Company has initiated communications with all of its significant technology vendors and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components and is effective for financial statements for fiscal years beginning after December 15, 1997. This standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 131 will be effective for fiscal years beginning after December 15, 1997. Management is evaluating the impact, if any, the standard may have on the Company's present segment reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on page 21 to 28 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

     We have audited the accompanying consolidated balance sheet of The Hertz Corporation (a majority-owned subsidiary of Ford Motor Company) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows and the financial statement schedule listed in Item 14(a)2 for each of the three years ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hertz Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
January 22, 1998

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
                                                               DOLLARS IN THOUSANDS
                                       ASSETS
Cash and equivalents (Note 14)..............................  $  152,620   $  179,311
Receivables, less allowance for doubtful accounts of $13,927
  (1996 -- $12,268) (Schedule II)...........................     763,145      798,686
Due from affiliates (Notes 5 and 8).........................     423,434      456,025
Inventories, at lower of cost or market.....................      17,941       20,220
Prepaid expenses and other assets (Note 4)..................      86,297       80,530
Revenue earning equipment, at cost (Note 8):
  Cars......................................................   4,435,546    4,698,656
     Less accumulated depreciation..........................    (395,728)    (380,391)
  Other equipment...........................................   1,089,888      908,106
     Less accumulated depreciation..........................    (237,840)    (190,677)
                                                              ----------   ----------
          Total revenue earning equipment...................   4,891,866    5,035,694
                                                              ----------   ----------
Property and equipment, at cost:
  Land, buildings and leasehold improvements................     583,796      515,063
  Service equipment.........................................     538,723      554,134
                                                              ----------   ----------
                                                               1,122,519    1,069,197
     Less accumulated depreciation..........................    (537,753)    (526,466)
                                                              ----------   ----------
          Total property and equipment......................     584,766      542,731
                                                              ----------   ----------
Franchises, concessions, contract costs and leaseholds, net
  of amortization...........................................       8,781       10,117
Cost in excess of net assets of purchased businesses, net of
  amortization (Note 5).....................................     506,671      525,853
                                                              ----------   ----------
          Total assets......................................  $7,435,521   $7,649,167
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable (Note 8)...................................  $  482,119   $  468,817
Accrued salaries and other compensation.....................     166,699      171,508
Other accrued liabilities...................................     361,697      384,191
Accrued taxes...............................................      96,666      105,524
Debt (Notes 2 and 14).......................................   4,715,668    5,091,844
Public liability and property damage (Schedule II)..........     310,475      321,118
Deferred taxes on income (Note 9)...........................     166,000      116,800
Commitments and contingencies (Notes 10, 12 and 14)
Stockholders' equity (Notes 1 and 2):
  Class A Common Stock, $0.01 par value, 440,000,000 shares
     authorized, 40,956,858 shares issued...................         410           --
  Class B Common Stock, $0.01 par value, 140,000,000 shares
     authorized, 67,310,167 shares issued...................         673           --
  Common Stock, par value $1.00 per share, shares
     issued -- 200 Class A, 51 Class B and 490 Class C......          --            1
  Preferred Stock...........................................          --      485,900
  Additional capital paid-in................................     980,581       59,008
  Unamortized restricted stock grants.......................     (11,763)          --
  Retained earnings.........................................     196,715      435,352
  Translation adjustment....................................     (30,458)       9,129
  Unrealized holding gains (losses) on available-for-sale
     \securities (Note 4)...................................          39          (25)
                                                              ----------   ----------
          Total stockholders' equity........................   1,136,197      989,365
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $7,435,521   $7,649,167
                                                              ==========   ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                YEARS ENDED DECEMBER 31
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                                  DOLLARS IN THOUSANDS
Revenues:
  Car rental...........................................  $3,329,858    $3,161,605    $2,911,703
  Industrial and construction equipment rental.........     444,508       392,322       332,328
  Car leasing (Note 5).................................      40,905        35,407        35,548
  Other (Note 5).......................................      76,049        79,049       121,009
                                                         ----------    ----------    ----------
          Total revenues...............................   3,891,320     3,668,383     3,400,588
                                                         ----------    ----------    ----------
Expenses:
  Direct operating.....................................   1,826,720     1,795,157     1,724,791
  Depreciation of revenue earning equipment (Note 8)...     979,560       892,678       803,862
  Selling, general and administrative..................     439,558       425,179       392,518
  Interest, net of interest income of $13,826, $10,449,
     and $16,798 (Note 2)..............................     302,212       298,800       307,073
                                                         ----------    ----------    ----------
          Total expenses...............................   3,548,050     3,411,814     3,228,244
                                                         ----------    ----------    ----------
Income before income taxes.............................     343,270       256,569       172,344
Provision for taxes on income (Note 9).................     141,652        97,950        67,138
                                                         ----------    ----------    ----------
Net income (Note 7)....................................  $  201,618    $  158,619    $  105,206
                                                         ==========    ==========    ==========
Earnings per share (Notes 1 and 7):
  Basic................................................  $     1.86    $     1.47    $      .97
                                                         ==========    ==========    ==========
  Diluted..............................................  $     1.86    $     1.46    $      .97
                                                         ==========    ==========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                 UNREALIZED
                                                                                                  HOLDING
                                                                                                   GAINS
                                                                                                  (LOSSES)
                                 COMMON                  UNAMORTIZED                                 ON
                                   AND      ADDITIONAL   RESTRICTED                              AVAILABLE-       TOTAL
                                PREFERRED    CAPITAL        STOCK      RETAINED    TRANSLATION    FOR-SALE    STOCKHOLDERS'
                                  STOCK      PAID-IN       GRANTS      EARNINGS    ADJUSTMENT    SECURITIES      EQUITY
                                ---------   ----------   -----------   ---------   -----------   ----------   -------------
                                                                   DOLLARS IN THOUSANDS
Balances at
DECEMBER 31, 1994.............  $ 485,901   $  59,008     $     --     $ 196,527    $ (5,271)      $(222)      $  735,943
  Net income..................                                           105,206                                  105,206
  Cash dividends to Ford......                                           (25,000)                                 (25,000)
  Translation adjustment
     changes..................                                                        19,810                       19,810
  Unrealized holding gains on
     available-for-sale
     securities...............                                                                       322              322
                                ---------   ---------     --------     ---------    --------       -----       ----------
DECEMBER 31, 1995.............    485,901      59,008           --       276,733      14,539         100          836,281
  Net income..................                                           158,619                                  158,619
  Translation adjustment
     changes..................                                                        (5,410)                      (5,410)
  Unrealized holding losses on
     available-for-sale
     securities...............                                                                      (125)            (125)
                                ---------   ---------     --------     ---------    --------       -----       ----------
DECEMBER 31, 1996.............    485,901      59,008           --       435,352       9,129         (25)         989,365
  Net income..................                                           201,618                                  201,618
  Cash dividend to Ford.......                (30,566)                  (429,434)                                (460,000)
  Issuance of Preferred
     Stock....................                129,000                                                             129,000
  Redemption of Preferred
     Stock....................               (130,135)                                                           (130,135)
  Reclassify Ford-owned
     Stock....................   (485,025)    485,025                                                                  --
  Sale of Class A Common
     Stock....................        207     469,686      (16,825)                                               453,068
  Cash dividends on Common
     Stock....................                                           (10,821)                                 (10,821)
  Amortization of restricted
     stock grants.............                               3,625                                                  3,625
  Forfeiture of 59,865 shares
     of restricted stock
     grants...................                 (1,437)       1,437                                                     --
  Translation adjustment
     changes..................                                                       (39,587)                     (39,587)
  Unrealized holding gains on
     available-for-sale
     securities...............                                                                        64               64
                                ---------   ---------     --------     ---------    --------       -----       ----------
DECEMBER 31, 1997.............  $   1,083   $ 980,581     $(11,763)    $ 196,715    $(30,458)      $  39       $1,136,197
                                =========   =========     ========     =========    ========       =====       ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
                                                                DOLLARS IN THOUSANDS
Cash flows from operating activities:
  Net income........................................  $   201,618    $   158,619    $   105,206
  Non-cash expenses:
     Depreciation of revenue earning equipment......      979,560        892,678        803,862
     Depreciation of property and equipment.........       88,102         82,457         79,696
     Amortization of intangibles....................       19,961         18,232         19,978
     Amortization of restricted stock grants........        3,625             --             --
     Provision for public liability and property
       damage.......................................      122,540        133,417        134,926
     Provision for losses for doubtful accounts.....        9,623          9,912          4,926
     Deferred income taxes..........................       49,200         39,000         28,500
     Other..........................................           --         (3,060)            --
  Revenue earning equipment expenditures............   (7,556,693)    (8,204,179)    (7,255,250)
  Proceeds from sales of revenue earning
     equipment......................................    6,597,601      6,445,337      6,163,455
  Changes in assets and liabilities, net of effects
     from sale of operations --
     Receivables....................................        1,224        (20,482)      (180,613)
     Due from affiliates............................       32,591        (48,583)       (35,843)
     Inventories and prepaid expenses and other
       assets.......................................       (5,376)        (1,325)        (1,422)
     Accounts payable...............................       93,410       (117,767)       311,498
     Accrued liabilities............................      (21,117)        85,192          9,785
     Accrued taxes..................................       (7,631)        30,316          6,067
  Payments of public liability and property damage
     claims and expenses............................     (132,807)      (123,928)      (127,814)
                                                      -----------    -----------    -----------
     Net cash flows provided by (used in) operating
       activities...................................  $   475,431    $  (624,164)   $    66,957
                                                      -----------    -----------    -----------

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31
                                                       ---------------------------------------
                                                          1997           1996          1995
                                                       -----------    -----------    ---------
                                                                DOLLARS IN THOUSANDS
Cash flows from investment activities:
  Property and equipment expenditures................  $  (192,227)   $  (179,802)   $(178,279)
  Proceeds from sales of property and equipment......       46,646         44,950       34,148
  Available-for-sale securities --
     Purchases.......................................       (2,448)        (6,219)      (6,375)
     Sales...........................................        2,332          6,422        6,625
  Proceeds from sale of operations net of cash.......        2,079         15,346       56,560
  Purchases of various operations net of cash (see
     supplemental disclosures below).................       (2,200)        (6,054)          --
                                                       -----------    -----------    ---------
     Net cash used in investing activities...........     (145,818)      (125,357)     (87,321)
                                                       -----------    -----------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...........      403,228        304,604      329,157
  Repayment of long-term debt........................     (212,176)      (205,276)    (340,442)
  Short-term borrowings:
     Proceeds........................................    1,621,577      1,379,740      984,870
     Repayments......................................   (1,660,299)    (1,180,063)    (945,283)
     Ninety day term or less, net....................     (489,763)       492,526       54,487
  Cash dividend paid to Ford.........................     (460,000)            --      (25,000)
  Issuance of preferred stock to Ford................      129,000             --           --
  Redemption of preferred stock from Ford............     (130,135)            --           --
  Sale of common stock...............................      453,068             --           --
  Cash dividends paid on common stock................      (10,821)            --           --
                                                       -----------    -----------    ---------
     Net cash (used in) provided by financing
       activities....................................     (356,321)       791,531       57,789
                                                       -----------    -----------    ---------
Effect of foreign exchange rate changes on cash......           17             44           83
                                                       -----------    -----------    ---------
Net (decrease) increase in cash and equivalents
  during the period..................................      (26,691)        42,054       37,508
Cash and equivalents at beginning of year............      179,311        137,257       99,749
                                                       -----------    -----------    ---------
Cash and equivalents at end of year..................  $   152,620    $   179,311    $ 137,257
                                                       ===========    ===========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for --
     Interest (net of amounts capitalized)...........  $   297,661    $   300,120    $ 313,139
     Income taxes....................................      103,468         38,899       33,775

     In connection with acquisitions made during the years 1997 and 1996, liabilities assumed were $5 million and $36 million, respectively.

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Merger and Change in Ownership

     The Hertz Corporation (together with its subsidiaries, referred to herein as "Hertz" or the "Company"), which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1918. UAL Corporation ("UAL") (formerly Allegis Corporation) purchased all of the Company's outstanding capital stock from RCA Corporation ("RCA") on August 30, 1985. Park Ridge Corporation ("Park Ridge"), which was 80%-owned by Ford Motor Company ("Ford"), purchased all of the Company's outstanding capital stock from UAL on December 30, 1987. By 1989, Ford reduced its ownership interest in Park Ridge to 49%. On July 19, 1993, Park Ridge (which had no material assets other than the Company) was merged with and into the Company, with the prior stockholders of Park Ridge becoming the stockholders of the Company. The merger was recorded as a "pooling of interests".

     In March 1994, Ford acquired the Company's common stock owned by Commerzbank Aktiengesellschaft. On April 29, 1994, the Company redeemed its preferred and common stock owned by AB Volvo for $145 million, borrowing the funds from Ford to pay for the redemption, and Ford purchased all of the common stock of the Company owned by Park Ridge Limited Partnership ("Partnership"). This resulted in the Company becoming a wholly-owned subsidiary of Ford. In addition, the $150 million subordinated promissory note of the Company held by Ford Motor Credit Company ("FMCC"), a wholly-owned subsidiary of Ford, was exchanged for $150 million of the Series B Preferred Stock of the Company, and a promissory note in the amount of $18.5 million, owed by the Partnership to the Company was assumed by Ford ("Ford Note"). The Ford Note was repaid in 1996.

     On February 27, 1997, the Company issued to Ford 1,290 shares of its 5.11% Cumulative Series C Preferred Stock, par value $.01 per share, (the "Series C Preferred Stock"), in exchange for U.S. Treasury securities having an aggregate fair market value at that time of $129 million. On February 27, 1997, the Company paid a dividend of $460 million on its common stock to Ford in the form of a 5.475% promissory note, which was fully repaid by March 10, 1997. In connection with these transactions, cash and equivalents were increased by $129 million, notes payable were increased by $460 million, additional capital paid-in was increased by $129 million relating to the issuance of the Series C Preferred Stock and decreased by $30.6 million relating to the payment of the dividend on the common stock, and retained earnings was decreased by $429.4 million relating to the payment of the dividend on the common stock. On April 30, 1997, the Company redeemed all the issued and outstanding shares of the Series C Preferred Stock.

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

     On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock in an initial public offering ("the Offering") and received net proceeds of $453 million from the sale, and redeemed its 1,290 shares of Series C Preferred Stock for $130 million. The net proceeds received from the Offering were used to pay down notes payable.

     Basic and diluted earnings per share were computed based on 108,227,916 and 108,630,236 weighted average shares of Class A and Class B Common Stock outstanding during the year, respectively. The basic and diluted earnings per share for the years ended December 31, 1996 and 1995 assumes that the weighted average shares outstanding during 1997 were outstanding for the corresponding periods in 1996 and 1995.

  Principles of Consolidation

     The consolidated financial statements include the accounts of The Hertz Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

  Consolidated Statement of Cash Flows

     For purposes of this statement, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. See Merger and Change in Ownership for noncash investing and financing activities.

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

  Public Liability and Property Damage

     Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states wherein its vehicles are registered. The Company also self-insures general public liability and property damage for all domestic operations. Since July 1, 1987, all claims have been retained and borne by the Company up to a limit of $5 million for each occurrence, and the Company has maintained insurance with unaffiliated carriers in excess of $5 million up to $450 million per occurrence.

     For its foreign operations, the Company purchases insurance to comply with local legal requirements. From January 1, 1993 through December 31, 1996, vehicle liability insurance purchased locally from unaffiliated carriers by

                     THE HERTZ CORPORATION AND SUBSIDIARIES

Company owned operations in Europe was reinsured by Hertz International RE Limited, a wholly-owned subsidiary of the Company operating as a reinsurer in Dublin, Ireland. Hertz International RE Limited effectively responded to the first $1.5 million of motor vehicle liability for each accident during this period, with excess liability insurance coverage maintained by the Company with unaffiliated carriers. Effective January 1, 1997, the Company replaced an unaffiliated carrier that was the fronted insurer for claims up to $1.5 million per occurrence by establishing a wholly-owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Probus now underwrites the Company's European vehicle liability program (except in Switzerland) up to $1.5 million per occurrence. Excess coverage for claims that exceed $1.5 million continues to be maintained with unaffiliated carriers. In the Company's foreign operations other than Europe, the Company is self insured at various amounts up to $100,000 per occurrence, and maintains excess liability insurance coverage up to $450 million per occurrence with unaffiliated carriers.

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

  Income Taxes

     Effective April 30, 1994, the Company and its domestic subsidiaries are filing consolidated Federal income tax returns with Ford. The Company filed its own consolidated Federal income tax returns with its domestic subsidiaries after December 31, 1987; prior thereto, from September 1, 1985 to December 31, 1987 they were included in the consolidated Federal income tax return of UAL, and prior thereto in the consolidated Federal income tax return of RCA. The Company provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that under a tax sharing arrangement with Ford, the Company's right to reimbursement for foreign tax credits is determined based on the usage of such foreign tax credits by the consolidated group. The Company and its subsidiaries account for investment tax credits under the flow-through method. As of December 31, 1997, U.S. income taxes have not been provided on $227 million in undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested outside the United States or are expected to be remitted free of taxes.

  Advertising

     Advertising and sales promotion costs are expensed as incurred. Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz' advertising programs in the United States and abroad which feature the Ford name or products. The amounts contributed by Ford for the years ended December 31, 1997, 1996 and 1995 were (in millions) $45.2, $45.5 and $44.1, respectively. This program is expected to continue in the future. The Company incurred advertising expense for the years ended December 31, 1997, 1996 and 1995 of (in millions) $148.9, $148.0 and $134.5, respectively.

     The Company and Ford have entered into a Joint Advertising Agreement which commenced on September 1, 1997 for a period of ten years. Under the Joint Advertising Agreement, Ford has agreed to pay to the Company one-half of the Company's advertising costs, up to a limit of $39 million for the first fiscal year and, for each fiscal year thereafter, a limit equal to the prior year's limit adjusted for inflation, subject to a ceiling. In addition, if for any fiscal year, one-half of the Company's advertising costs exceed such limit and the Company has purchased from Ford a percentage of its car fleet requirements for its car rental business conducted in the United States for the corresponding model year (the "Ford Vehicle Share") equal to 58% or more, then Ford will pay to the Company additional amounts for such excess advertising costs. To be eligible for cost reimbursement under the Joint Advertising Agreement, the advertising must meet certain conditions, including the condition that it indicates that the Company features Ford

                     THE HERTZ CORPORATION AND SUBSIDIARIES
vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. The Joint Advertising Agreement further provides that if the Ford Vehicle Share for any model year is less than 55%, Ford will not be obligated to pay the Company any amount for its advertising costs for that fiscal year, except to the extent that the Company's failure to achieve a 55% Ford Vehicle Share is attributable to (a) Ford's failure to supply a sufficient quantity of cars for the Company to achieve a 55% Ford Vehicle Share or (b) the fact that the terms and conditions of Ford's car fleet programs offered to the Company were not competitive with the terms and conditions for the supply of cars offered by other automobile manufacturers to the Company and other daily car rental companies. In no event, however, will Ford be required to pay any amount for the Company's advertising costs for any year if the Ford Vehicle Share for the corresponding model year is less than 40%.

  Pension and Income Saving Plans

     Qualified domestic employees, after completion of specified periods of service, are eligible to participate in the Retirement Plan for the Employees of The Hertz Corporation ("Hertz Retirement Plan") and in The Hertz Corporation Income Savings Plan ("Hertz Income Savings Plan"). Payments are made to pension plans of others pursuant to various collective bargaining agreements. Under the Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute. For each plan year beginning January 1, 1996 and thereafter, a qualified employee's cash balance account is credited with an annual cash balance credit equal to: (a) 3% of pensionable earnings for that plan year in the case of a qualified employee who is credited with less than 60 continuous months of service from most recent date of hire, or (b) 4% of pensionable earnings for that plan year in the case of a qualified employee who is credited with 60 or more continuous months of service from most recent date of hire (5% effective for plan years beginning after January 1, 1998). In the case of a qualified employee who is first credited with 60 continuous months of service after January 1 of a plan year, the percentage of pensionable earnings utilized in determining the annual cash balance credit for that plan year shall be increased to 4% effective as of the first day of the month coincident with or next following completion of 60 continuous months of service from most recent date of hire (5% effective for plan years beginning after January 1, 1998). This benefit is credited with guaranteed interest rates compounded annually based on rates issued by the Pension Benefit Guaranty Corporation in effect for the preceding December. In addition, all qualified employees age 50 or over with 10 or more years of credited service as of July 1, 1987, will have an additional amount of their pensionable earnings credited to their account. Hertz' funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

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

  Long-Term Equity Compensation Plan

     The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee ("the Committee") appointed by the Board of Directors. The Company adopted the Plan effective as of April 25, 1997, subject to stockholder approval. Awards granted under the plan are based on shares of Class A Common Stock. The Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units ("Awards").

     Officers and certain key salaried employees of the Company with potential to contribute to the future success of the Company or its subsidiaries are eligible to receive Awards under the Plan. Each option granted expires at such time the Committee determines at the time of the grant; provided, that no option is exercisable later than the tenth anniversary date of its grant.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

     The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,026 shares. As part of the Offering, the Company granted awards of 701,025 shares of restricted stock and 1,423,470 nonqualified stock options. The options were granted at the Offering price of $24.00 per share. At December 31, 1997, 155,860 stock options and 59,865 shares of restricted stock had been forfeited. The Awards granted vest over various anniversaries of the date of grant with all awards vesting by the fifth anniversary of the date of grant.

     Upon issuance of the restricted shares, the unamortized value of restricted stock is charged to stockholders' equity and is amortized as compensation expense ratably over vesting periods.

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

  Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components and is effective for financial statements for fiscal years beginning after December 15, 1997. This standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 131 will be effective for fiscal years beginning after December 15, 1997. Management is evaluating the impact, if any, the standard may have on the Company's present segment reporting.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 2 -- DEBT

     Debt of the Company and its subsidiaries (in thousands of dollars) consists of the following:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Notes payable, including commercial paper, average interest
  rate: 1997, 6.1%; 1996, 5.6%..............................  $1,277,294    $1,498,002
Promissory notes, average interest rate: 1997, 7.2%; 1996,
  7.3% (effective average interest rate: 1997, 7.3%; 1996,
  7.4%); net of unamortized discount: 1997, $3,030; 1996,
  $3,602; due 1998 to 2005..................................   2,246,970     1,941,398
Property and equipment lease obligations, average interest
  rate: 1997, 7.0%; 1996, 7.5%; due 1998....................       1,836         2,554
Medium-term notes, average interest rate: 1997, 9.1%; 1996,
  9.3%; due 1998............................................      30,000        75,300
Senior subordinated promissory notes, average interest rate:
  1997, 9.5%; 1996, 9.7% (effective average interest rate:
  1997, 9.7%; 1996, 9.8%); net of unamortized discount:
  1997, $43; 1996, $172; due 1998...........................      99,957       149,828
Junior subordinated promissory notes, average interest rate
  6.9%; net of unamortized discount: 1997, $201; 1996, $244;
  due 2000 to 2003..........................................     399,799       399,756
Subsidiaries' debt:
  Short-term borrowings --
     Banks, average interest rate: 1997, 5.1%; 1996, 5.1%,
      in foreign currencies.................................     477,422       782,765
     Commercial paper, average interest rate: 1997, 4.9%;
      1996, 6.2%, in foreign currencies.....................     110,662       141,805
     Others, average interest rate: 1997, 5.0%; 1996, 2.7%,
      in foreign currencies.................................      49,584        56,518
  Other borrowings, average interest rate: 1997, 8.1%; 1996,
     7.4%, in foreign currencies............................      22,144        43,918
                                                              ----------    ----------
          Total.............................................  $4,715,668    $5,091,844
                                                              ==========    ==========

     The aggregate amounts of maturities of debt, in millions, are as follows:
1998, $2,318.3 (including $1,915.0 of commercial paper, demand and other short-term borrowings); 1999, $449.9; 2000, $249.8; 2001, $399.2; 2002, $399.2;
after 2002, $899.3. Included in these maturities at the earliest possible redemption date are the following promissory notes of the Company which have put options that can be exercised by the holders of such notes as follows: $25 million at 9% due in 2000, that can be redeemed at the option of the holders in 1998 or 1999; $100 million at 9% due 2009, that can be redeemed at the option of the holders in 1999; and $150 million at 6.3% due 2006, that can be redeemed at the option of the holders in 2002.

     During the year ended December 31, 1997, short-term borrowings, in millions, were as follows: maximum amounts outstanding $2,369.1 commercial paper, $782.4 banks and $502.3 other; monthly average amounts outstanding $1,792.4 commercial paper (weighted average interest rate 5.5%), $621.1 banks (weighted average interest rate 4.9%) and $115.9 other (weighted average interest rate 5.1%).

     The Company and its subsidiaries have entered into arrangements to manage exposures to fluctuations in interest rates. See Note 14 -- Financial Instruments.

     During the year ended December 31, 1996, short-term borrowings, in millions, were as follows: maximum amounts outstanding $2,129.2 commercial paper, $838.1 banks and $137.2 other; monthly average amounts outstanding $1,615.9 commercial paper (weighted average interest rate 5.6%), $754.2 banks (weighted average interest rate 5.3%) and $91.1 other (weighted average interest rate 2.5%).

     During the year ended December 31, 1995, short-term borrowings, in millions, were as follows: maximum amounts outstanding $1,853.8 commercial paper, $1,083.5 banks and $193.5 other; monthly average amounts

                     THE HERTZ CORPORATION AND SUBSIDIARIES
outstanding $1,292.6 commercial paper (weighted average interest rate 6.1%), $828.2 banks (weighted average interest rate 6.4%) and $108.6 other (weighted average interest rate 4.3%).

     The net amortized discount charged to interest expense for the years ended December 31, 1997, 1996, and 1995 relating to debt and other liabilities, in millions, was $1.2, $.9 and $.9, respectively. In addition, interest expense for the year 1995 was reduced by $1.3 million of interest income, relating to refunds of prior years' income taxes.

     In 1997, the Company renewed the following two committed bank facilities with a group of thirty-one commercial banks, which will be utilized to support commercial paper and other short-term borrowings in the aggregate amount of $2.08 billion: (i) five year credit agreement for $1.185 billion is committed until June 30, 2002. The termination date is automatically extended for an additional one-year period each June 30, unless the bank gives notice to the contrary. A facility fee of .07% per annum is payable on the entire commitment amount; and (ii) 364-day credit agreement for $895 million, renewed in June 1997, is committed through June 25, 1998. A facility fee of .0625% per annum is payable on the entire commitment amount.

     In February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 1999. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company's senior debt securities. A commitment fee of .07% per annum is payable on the unused available credit. In addition, at December 31, 1997, the Company had a $250 million loan outstanding from Ford.

     The Company had consolidated unused committed lines of credit subject to customary terms and conditions, which include unused amounts under the three facilities indicated above, of approximately $2.7 billion at December 31, 1997.

     The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc., an NASD registered brokerdealer and an indirect, wholly-owned subsidiary of Ford ("FFS"), whereby FFS acts as the exclusive dealer for the Company's domestic commercial paper program. The Company pays fees to FFS which range from .035% to .05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolio. In 1997, the Company paid FFS approximately $600,000 of such fees. FFS is under no obligation to purchase any of the notes for its own account. FFS has acted as the Company's exclusive commercial paper dealer since October 1994, and the Sales Agency Agreement may not be amended or terminated without the written consent of both parties. The Company, through its subsidiary Hertz Australia Pty. Limited, has a similar agreement with Ford Credit Australia Limited, also an indirect, wholly-owned subsidiary of Ford Motor Company.

     Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper. At December 31, 1997, the total debt for the foreign operations was $660 million, of which $638 million was short-term (original maturity of less than one year) and $22 million was long-term. At December 31, 1997, the total amounts outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $93 and $17, respectively. The Irish commercial paper program had no amounts outstanding at December 31, 1997.

     Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from

                     THE HERTZ CORPORATION AND SUBSIDIARIES
capital stock issued subsequent to such specified date. At December 31, 1997, approximately $491 million of consolidated stockholders' equity was free of such limitations.

NOTE 3 -- FOREIGN CURRENCY

     Foreign currency exchange gains and losses included in net income were net gains, in millions, of $2.9, $3.4 and $2.0 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 4 -- AVAILABLE-FOR-SALE SECURITIES

     As of December 31, 1997 and 1996, Prepaid expenses and other assets in the consolidated balance sheet include available-for sale securities at fair value. The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations. For the years ended December 31, 1997, 1996 and 1995, proceeds, in millions, of $2.3, $6.4 and $6.6, respectively, were received from the sale of available-for-sale securities, and gross realized gains of $41,626, $105,813 and $161,555 and gross realized losses of $2,993, $134,474 and $56,647, respectively, were included in earnings. Actual cost was used in computing the realized gain and loss on the sale.

     The following is a summary of available-for-sale securities at December 31, 1997 and December 31, 1996 (in thousands):

                                                                  GROSS         GROSS       ESTIMATED
                                                                UNREALIZED    UNREALIZED      FAIR
                                                       COST       GAINS         LOSSES        VALUE
                                                      ------    ----------    ----------    ---------
December 31, 1997
Government debt obligations.........................  $  988       $20           $ (2)       $1,006
Corporate debt obligations..........................   4,564        45            (19)        4,590
                                                      ------       ---           ----        ------
          Total.....................................  $5,552       $65           $(21)       $5,596
                                                      ======       ===           ====        ======
December 31, 1996
Government debt obligations.........................  $1,114       $17           $ (5)       $1,126
Corporate debt obligations..........................   4,318        24            (63)        4,279
                                                      ------       ---           ----        ------
          Total.....................................  $5,432       $41           $(68)       $5,405
                                                      ======       ===           ====        ======

     The amortized cost and estimated fair value of available for sale securities by contractual maturity at December 31, 1997 are as follows (in thousands):

                                                                        ESTIMATED
                                                               COST     FAIR VALUE
                                                              ------    ----------
Due in one year or less.....................................  $   --      $   --
Due after one year through five years.......................   4,035       4,052
Due after five years through ten years......................   1,508       1,523
Due after ten years.........................................       9          21
                                                              ------      ------
          Total.............................................  $5,552      $5,596
                                                              ======      ======

NOTE 5 -- PURCHASES AND SALES OF OPERATIONS

     In June 1997, the Company sold its corporate owned operations in Denmark and Norway to a licensee. The net proceeds from the sale were approximately $1.4 million, which was less than book value by approximately $.9 million. In conjunction with the sale, the Company received an initial license fee of $3 million. The total assets of these operations at June 30, 1997 were $97 million, and revenues and net loss for the year ended December 31, 1996 were

                     THE HERTZ CORPORATION AND SUBSIDIARIES

$15.7 and $1.2, respectively. The Company believes that this transaction will not have a material effect on its financial position or results of operations.

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

     Effective January 1, 1995, the Company sold all of its European Car Leasing operations to Hertz Leasing International, Inc. ("HLI"), at an amount equal to its book value of approximately $61 million. HLI is an indirect, wholly-owned subsidiary of Ford. For additional consideration payable over five years, except for Australia, New Zealand and Brazil, Ford has received the worldwide rights (subject to certain existing license rights) to use and sublicense others to use the "Hertz" name in the conduct of car leasing businesses -- $9.3 million was received in each of the years 1997, 1996 and 1995. This transaction did not have a material effect on the Company's financial position or results of operations. In 1997, Ford agreed to transfer back to the Company, as of March 1, 1997, subject to a limited transition period, the right to use the Hertz name in the conduct of the car leasing business, and continues to make payments in respect of its obligation. The Company has resumed leasing operations in the United Kingdom and is considering further expansion.

     At December 31, 1996, a foreign subsidiary of the Company had $10.9 million of loans receivable, including related interest from foreign subsidiaries of HLI, which was paid off in 1997.

     In connection with the acquisition of the Company by Park Ridge in December 1987 and UAL in August 1985, the excess of the purchase price over the consolidated equity of the Company at the time of these purchases was $658.3 million. These costs are being amortized by the Company over 40 years. The unamortized amount of such costs at December 31, 1997 was $484.8 million.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 6 -- PENSION AND INCOME SAVINGS PLAN AND POSTRETIREMENT BENEFIT PLANS

     The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan covering its domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S.") and amounts included in the consolidated balance sheet and statement of income (in millions of dollars):

                                                        DECEMBER 31, 1997      DECEMBER 31, 1996
                                                       -------------------    -------------------
                                                        U.S.      NON-U.S.     U.S.      NON-U.S.
                                                       -------    --------    -------    --------
Actuarial present value of accumulated benefit
  obligation
  Vested.............................................  $ (85.0)    $(32.2)    $ (73.7)    $(34.1)
  Nonvested..........................................    (10.4)      (4.8)       (8.9)      (4.8)
                                                       -------     ------     -------     ------
          Total......................................  $ (95.4)    $(37.0)    $ (82.6)    $(38.9)
                                                       =======     ======     =======     ======
Actuarial present value of projected benefit
  obligation.........................................  $(125.2)    $(44.5)    $(111.4)    $(49.3)
Plan assets at fair value............................    120.4       33.0       101.1       32.5
                                                       -------     ------     -------     ------
Projected benefit obligation in excess of plan
  assets.............................................     (4.8)     (11.5)      (10.3)     (16.8)
Unrecognized net (gain) loss.........................    (32.5)       4.8       (20.0)       9.9
Prior service benefit not yet recognized in net
  periodic pension cost..............................      (.1)        --          --         --
Remaining unrecognized net obligation................       .2         --         1.0         --
                                                       -------     ------     -------     ------
Pension liability included in the balance sheet......  $ (37.2)    $ (6.7)    $ (29.3)    $ (6.9)
                                                       =======     ======     =======     ======

                                                                YEARS ENDED DECEMBER 31
                                               ---------------------------------------------------------
                                                     1997                1996                1995
                                               -----------------   -----------------   -----------------
                                                U.S.    NON-U.S.    U.S.    NON-U.S.    U.S.    NON-U.S.
                                               ------   --------   ------   --------   ------   --------
Service cost -- benefits earned during the
  period.....................................  $  8.0    $ 2.1     $  8.0    $ 4.0     $  5.3    $ 2.2
Interest cost on projected benefit
  obligation.................................     7.6      3.1        7.0      2.3        6.1      2.1
Return on assets:
  Actual gain................................   (22.0)    (2.4)     (14.1)    (1.9)     (21.3)    (1.5)
  Deferred gain..............................    14.8       --        7.5       --       15.4       --
Net amortization and deferral................      .5       --         .8       --         .2       .1
                                               ------    -----     ------    -----     ------    -----
Net periodic pension cost included in the
  income statement...........................  $  8.9    $ 2.8     $  9.2    $ 4.4     $  5.7    $ 2.9
                                               ======    =====     ======    =====     ======    =====

     Significant assumptions used for the U.S. plan were as follows: weighted average discount rate of 6.75% at December 31, 1997, 7.25% during 1997 (7.0% during 1996 and 8.25% during 1995); 5.5% rate of increase in future compensation levels (5.5% for 1996 and 5.1% for 1995); and expected long-term rate of return on assets of 9%. Assumptions used for the Non-U.S. plans vary by country and are made in accordance with local conditions, but do not vary materially from those used in the U.S. plan. Plan assets consist principally of investments in stocks, government bonds and other fixed income securities.

     The provisions charged to income for the years ended December 31, 1997, 1996 and 1995 for all other pension plans were approximately (in millions) $7.7, $6.7 and $6.1, respectively.

     The provisions charged to income for the years ended December 31, 1997, 1996 and 1995 for the Hertz Income Savings Plan were approximately (in millions) $4.2, $3.8 and $3.4, respectively.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

     The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis. The following sets forth the plans' status, reconciled with the amounts included in the consolidated balance sheet and statement of income (in millions):

                                                              DECEMBER 31
                                                              ------------
                                                              1997    1996
                                                              ----    ----
Actuarial present value of accumulated benefit obligation --
  Retirees..................................................  $2.8    $1.8
  Active employees eligible to retire.......................   1.3     2.0
  Other active employees....................................   4.0     4.3
                                                              ----    ----
          Total accumulated benefit obligation..............   8.1     8.1
Unrecognized net gain.......................................   1.6     1.0
                                                              ----    ----
Accrued liability included in the balance sheet.............  $9.7    $9.1
                                                              ====    ====

                                                                    YEARS ENDED
                                                                    DECEMBER 31
                                                                --------------------
                                                                1997    1996    1995
                                                                ----    ----    ----
Benefits attributed to employees' service...................    $ .3    $.3     $.2
Interest on accumulated benefit obligation..................      .5     .5      .5
Amortization of net gain....................................     (.1)    --     (.1)
                                                                ----    ---     ---
     Net periodic postretirement benefit cost...............    $ .7    $.8     $.6
                                                                ====    ===     ===

     The significant assumptions used for the postretirement benefit plans were as follows: weighted average discount rate of 7.0% at December 31, 1997, 7.5% during 1997 (7.25% in 1996 and 8.75% in 1995), 5.5% rate of increase in future compensation levels (5.5% in 1996 and 5.3% in 1995), 7.2% weighted average health care cost trend rate through 2001 (7.5% in 1996 and 8.3% in 1995), and 6.6% weighted average trend rate in ten years (6.7% in 1996 and 7.5% in 1995). Changing the assumed health care cost trend rates by one percentage point in each year would change the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $450,000, and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1997 by approximately $65,000.

NOTE 7 -- STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for the Company's employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Total compensation cost charged against income related to restricted stock awards was $3.6 million in 1997.

     The following proforma information regarding net income and net income per share is required when APB 25 accounting is elected, and was determined as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.75%; volatility factor of 22%; dividend yields of .83%; and an average expected life of the options of four years. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting periods. Had the compensation cost of the Company's stock-based compensation plans been determined based on the fair value method of SFAS 123, the Company's net income and basic and diluted earnings per share for 1997 would have been $200.5 million and $1.85, respectively.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 8 -- REVENUE EARNING EQUIPMENT

     Revenue earning equipment is used in the rental of cars and industrial and construction equipment and the leasing of cars under closed-end leases where the disposition of the cars upon termination of the lease is for the account of Hertz. Revenue is recorded as earned under the terms of the rental or leasing contract. Revenue on open contracts is accrued to the balance sheet date based on the terms in the contracts. Expenses are recorded as incurred. Over the three years ended December 31, 1997, on a weighted average basis, approximately 65% of the cars acquired by the Company for its U.S. rental car fleet, and approximately 28% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 1997, approximately 65% of the cars acquired by the Company domestically were manufactured by Ford. The percentage of Ford cars acquired by the Company for its U.S. rental car fleet is expected to remain at these or higher levels in the future. In 1997, approximately 20% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year.

     Under operating leases, aggregate minimum future rentals for cars leased at December 31, 1997 are receivable approximately as follows (in millions): $28 in 1998, $14 in 1999, $5 in 2000, and $1 in 2001. Cars under lease at December 31, 1997 which are owned by Hertz amounted to $89 million, net of accumulated depreciation of $25 million.

     The average holding periods of cars and other revenue earning equipment are as follows: cars used in the car rental business, 5 to 12 months; cars used in the car leasing business, 36 months; and equipment used in the industrial and construction rental business, 24 to 60 months. At December 31, 1997, the average ages of owned cars and other revenue earning equipment are as follows: cars used in the car rental business, 4 months; cars used in the car leasing business, 18 months; and equipment used in the industrial and construction rental business,
21.5 months. At December 31, 1997, the Company was subject to residual risk with respect to 31% of all cars in its worldwide car rental and leasing operations and 100% of the equipment in the industrial and construction rental business.

     Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                 YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Depreciation of revenue earning equipment..................  $968,923    $904,504    $753,999
Adjustment of depreciation upon disposal of the
  equipment................................................    (3,251)    (23,221)     (6,356)
Rents paid for vehicles leased.............................    13,888      11,395      56,219
                                                             --------    --------    --------
          Total............................................  $979,560    $892,678    $803,862
                                                             ========    ========    ========

     Effective January 1, 1997, certain lives being used to compute the provision for depreciation of revenue earning equipment used in the Company's industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the year 1997 decreased $10.4 million.

     The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 1997, 1996, and 1995 included (in millions) net gains of $13.0, $20.7 and $13.8, respectively, on the sale of industrial and construction equipment, and net losses of $9.8, net gains of $2.5, and net losses of $7.5, respectively, on the sale of cars used in the car rental and car leasing operations.

     The Company and Ford have entered into a Car Supply Agreement which commenced on September 1, 1997 for a period of ten years. Under the Car Supply Agreement, Ford and the Company have agreed to negotiate in good faith on an annual basis with respect to the supply of cars. Ford has agreed to supply to the Company and the Company has agreed to purchase from Ford, for each car model year during the term of the agreement (i.e., the 1998 model year through the 2007 model year), (a) the lesser of 150,000 cars or 55% of the Company's fleet requirements for its car

                     THE HERTZ CORPORATION AND SUBSIDIARIES
rental business conducted in the United States, (b) 35% of the Company's fleet requirements for its car rental business conducted in Europe, and (c) 55% of the Company's fleet requirements for its car rental business conducted other than in the United States and Europe. For each model year, at least 50% of the cars supplied by Ford are required to be non-risk cars. The Car Supply Agreement also provides that, for each model year, Ford must strive to offer car fleet programs to the Company on terms and conditions that are competitive with terms and conditions for the supply of cars then being offered by other automobile manufacturers to the Company and other daily car rental companies. In addition, for each model year, Ford must supply cars to the Company on terms and conditions that are no less favorable than those offered by Ford to other daily car rental companies, excluding franchised Ford vehicle dealers who rent cars.

     As of December 31, 1997 and 1996, Ford owed the Company and its subsidiaries $423.4 and $445.1 million, respectively, in connection with various car repurchase and warranty programs. As of December 31, 1997 and 1996, the Company and its subsidiaries owed Ford $14.2 million and $26.6 million, respectively (which amounts are included in Accounts Payable in the consolidated balance sheet) in connection with cars purchased. These transactions were made and are being paid in the ordinary course of business.

     During the year ended December 31, 1997, the Company purchased Ford cars at a cost of approximately $4.0 billion, and sold these cars to Ford or its affiliates under various repurchase programs for approximately $3.3 billion.

NOTE 9 -- TAXES ON INCOME

     The provision for taxes on income consists of the following (in thousands of dollars):

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                1997       1996        1995
                                                              --------    -------    --------
Current:
  Federal...................................................  $ 56,629    $31,360    $ 10,381
  Foreign...................................................    22,203     18,832      29,422
  State and local...........................................    13,620      8,758      (1,165)
                                                              --------    -------    --------
     Total current..........................................    92,452     58,950      38,638
                                                              --------    -------    --------
Deferred:
  Federal...................................................    42,130     23,772      35,577
  Foreign...................................................     1,970      6,228     (11,577)
  State and local...........................................     5,100      9,000       4,500
                                                              --------    -------    --------
     Total deferred.........................................    49,200     39,000      28,500
                                                              --------    -------    --------
          Total provision...................................  $141,652    $97,950    $ 67,138
                                                              ========    =======    ========

     The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

Difference between tax and book depreciation................  $17,704    $ 64,176    $ 34,790
Accrued and prepaid expense deducted for tax purposes when
  paid or incurred..........................................   (2,683)    (39,427)     13,671
Tax operating loss utilized (carryforwards).................    2,763      (7,217)      1,507
Federal alternative minimum tax credit utilized
  (carryforwards)...........................................   31,416      10,217     (10,217)
Foreign tax credit utilized (carryforwards).................       --      11,251     (11,251)
                                                              -------    --------    --------
          Total deferred provision..........................  $49,200    $ 39,000    $ 28,500
                                                              =======    ========    ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES

     The principal items in the deferred tax liability at December 31, 1997 and 1996 are as follows (in thousands of dollars):

                                                                1997         1996
                                                              ---------    ---------
Difference between tax and book depreciation................  $ 327,072    $ 309,368
Accrued and prepaid expense deducted for tax purposes when
  paid or incurred..........................................   (151,209)    (148,526)
Tax operating loss carryforwards............................     (9,863)     (12,626)
Federal alternative minimum tax credit carryforwards........         --      (31,416)
                                                              ---------    ---------
          Total.............................................  $ 166,000    $ 116,800
                                                              =========    =========

     The tax operating loss carryforwards at December 31, 1997 of $9.9 million relate to certain foreign operations and have the following expiration dates (in millions): $.1 in 1998, $.1 in 2000, $.2 in 2002, and $9.5 with no expiration date. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized.

     The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
Computed tax at statutory rate..............................  $120,145    $ 89,799    $60,320
State and local income taxes, net of Federal income tax
  benefit...................................................    12,168      11,543      2,168
Tax effect on the amortization of the cost in excess of the
  Company's net assets acquired by Park Ridge and UAL.......     5,765       5,762      5,764
Adjustments made to tax accruals in connection with tax
  audit evaluations and the effects of prior years' tax
  sharing arrangements between companies, UAL and RCA.......        --     (13,945)        --
Income taxes on foreign earnings at effective rates
  different from the U.S. statutory rate, including the
  anticipated realization of certain foreign tax benefits
  and the effect of subsidiaries' gains and losses and
  exchange adjustments with no tax effect...................     2,758       5,937     (3,890)
All other items, net, none of which exceeded 5% of computed
  tax.......................................................       816      (1,146)     2,776
                                                              --------    --------    -------
          Total provision...................................  $141,652    $ 97,950    $67,138
                                                              ========    ========    =======

NOTE 10 -- LEASE AND CONCESSION AGREEMENTS

     Hertz has various concession agreements which provide for payment of rents and a percentage of revenue with a guaranteed minimum and real estate leases under which the following amounts were expensed (in thousands of dollars):

                                                                 YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Rents......................................................  $ 45,553    $ 47,328    $ 49,903
Concession fees:
  Minimum fixed obligations................................   125,714     123,014     121,632
  Additional amounts, based on revenues....................   140,790     131,904     121,461
                                                             --------    --------    --------
          Total............................................  $312,057    $302,246    $292,996
                                                             ========    ========    ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES

     As of December 31, 1997, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

                                                              RENTS     CONCESSIONS
                                                              ------    -----------
Years ended December 31,
1998........................................................  36,821      101,098
1999........................................................  30,730       72,516
2000........................................................  25,452       56,804
2001........................................................  21,168       39,910
2002........................................................  17,026       24,197
Years after 2002............................................  78,397       47,890

     In addition to the above, Hertz has various leases on cars and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Cars........................................................  $13,888    $11,395    $56,219
Office and computer equipment...............................   25,705     21,772     23,965
                                                              -------    -------    -------
          Total.............................................  $39,593    $33,167    $80,184
                                                              =======    =======    =======

     As of December 31, 1997, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): office and computer equipment 1998, $6,283; 1999, $2,613; 2000, $575; 2001, $40; 2002, $15, after 2001, $10.

NOTE 11 -- SEGMENT INFORMATION

     The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contribution of these segments, as well as "corporate and other", for each of the three years ended December 31, 1997 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of intangibles and certain interest expense incurred in connection with the acquisition of the Company by Park Ridge Corporation in December 1987 and UAL, Inc. in August 1985, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Revenues
  Car rental................................................  $3,419    $3,239    $2,991
  Industrial and construction equipment rental..............     445       392       333
  Corporate and other.......................................      27        37        77
                                                              ------    ------    ------
          Total.............................................  $3,891    $3,668    $3,401
                                                              ======    ======    ======
Income (loss) before income taxes
  Car rental................................................  $  312    $  189    $  116
  Industrial and construction equipment rental..............      72        91        85
  Corporate and other.......................................     (41)      (23)      (29)
                                                              ------    ------    ------
          Total.............................................  $  343    $  257    $  172
                                                              ======    ======    ======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Depreciation of revenue earning equipment
  Car rental................................................  $  881    $  815    $  746
  Industrial and construction equipment rental..............      99        78        58
  Corporate and other.......................................      --        --        --
                                                              ------    ------    ------
          Total.............................................  $  980    $  893    $  804
                                                              ======    ======    ======
Depreciation of property and equipment
  Car rental................................................  $   73    $   70    $   65
  Industrial and construction equipment rental..............      13        11         9
  Corporate and other.......................................       2         1         6
                                                              ------    ------    ------
          Total.............................................  $   88    $   82    $   80
                                                              ======    ======    ======
Amortization of intangibles
  Car rental................................................  $    3    $    2    $    2
  Industrial and construction equipment rental..............      --        --        --
  Corporate and other.......................................      17        16        18
                                                              ------    ------    ------
          Total.............................................  $   20    $   18    $   20
                                                              ======    ======    ======
Operating income (loss) (pre-tax income before interest)
  Car rental................................................  $  551    $  435    $  375
  Industrial and construction equipment rental..............     122       134       123
  Corporate and other.......................................     (28)      (14)      (19)
                                                              ------    ------    ------
          Total.............................................  $  645    $  555    $  479
                                                              ======    ======    ======
Total assets at end of year
  Car rental................................................  $5,888    $6,257    $5,401
  Industrial and construction equipment rental..............   1,034       870       664
  Corporate and other.......................................     514       522       592
                                                              ------    ------    ------
          Total.............................................  $7,436    $7,649    $6,657
                                                              ======    ======    ======
Revenue earning equipment, net, at end of year
  Car rental................................................  $4,040    $4,318    $3,627
  Industrial and construction equipment rental..............     852       718       543
  Corporate and other.......................................      --        --        --
                                                              ------    ------    ------
          Total.............................................  $4,892    $5,036    $4,170
                                                              ======    ======    ======
Revenue earning equipment and property and equipment
  Car rental
     Expenditures...........................................  $7,345    $7,995    $7,133
     Proceeds from sale.....................................  (6,539)   (6,371)   (6,121)
                                                              ------    ------    ------
          Net expenditures..................................  $  806    $1,624    $1,012
                                                              ======    ======    ======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
  Industrial and construction equipment rental
     Expenditures...........................................  $  365    $  378    $  290
     Proceeds from sale.....................................    (105)     (104)      (76)
                                                              ------    ------    ------
          Net expenditures..................................  $  260    $  274    $  214
                                                              ======    ======    ======
  Corporate and other
     Expenditures...........................................  $   39    $   11    $   11
     Proceeds from sale.....................................      --       (15)       (1)
                                                              ------    ------    ------
          Net expenditures..................................  $   39    $   (4)   $   10
                                                              ======    ======    ======

     The Company operates in the United States and in foreign countries. The operations within major geographic areas are summarized as follows (in millions of dollars):

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Revenues
  United States.............................................  $2,993    $2,723    $2,510
  Foreign operations (substantially Europe).................     898       945       891
                                                              ------    ------    ------
          Total.............................................  $3,891    $3,668    $3,401
                                                              ======    ======    ======
Depreciation of revenue earning equipment
  United States.............................................  $  857    $  789    $  717
  Foreign operations (substantially Europe).................     123       104        87
                                                              ------    ------    ------
          Total.............................................  $  980    $  893    $  804
                                                              ======    ======    ======
Depreciation of property and equipment
  United States.............................................  $   69    $   63    $   60
  Foreign operations (substantially Europe).................      19        19        20
                                                              ------    ------    ------
          Total.............................................  $   88    $   82    $   80
                                                              ======    ======    ======
Amortization of intangibles
  United States.............................................  $   18    $   17    $   19
  Foreign operations (substantially Europe).................       2         1         1
                                                              ------    ------    ------
          Total.............................................  $   20    $   18    $   20
                                                              ======    ======    ======
Operating income (pre-tax income before interest)
  United States.............................................  $  540    $  451    $  357
  Foreign operations (substantially Europe).................     105       104       122
                                                              ------    ------    ------
          Total.............................................  $  645    $  555    $  479
                                                              ======    ======    ======
Income before income taxes
  United States.............................................  $  273    $  196    $   98
  Foreign operations (substantially Europe).................      70        61        74
                                                              ------    ------    ------
          Total.............................................  $  343    $  257    $  172
                                                              ======    ======    ======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Total assets at end of year
  United States.............................................  $5,893    $5,805    $4,971
  Foreign operations (substantially Europe).................   1,543     1,844     1,686
                                                              ------    ------    ------
          Total.............................................  $7,436    $7,649    $6,657
                                                              ======    ======    ======
Revenue earning equipment, net, at end of year
  United States.............................................  $4,015    $3,997    $3,240
  Foreign operations (substantially Europe).................     877     1,039       930
                                                              ------    ------    ------
          Total.............................................  $4,892    $5,036    $4,170
                                                              ======    ======    ======
Revenue earning equipment and property and equipment
  United States
     Expenditures...........................................  $5,723    $6,011    $5,413
     Proceeds from sale.....................................  (4,640)   (4,360)   (4,452)
                                                              ------    ------    ------
          Net expenditures..................................  $1,083    $1,651    $  961
                                                              ======    ======    ======
  Foreign operations (substantially Europe)
     Expenditures...........................................  $2,026    $2,373    $2,021
     Proceeds from sale.....................................  (2,004)   (2,130)   (1,746)
                                                              ------    ------    ------
          Net expenditures..................................  $   22    $  243    $  275
                                                              ======    ======    ======

NOTE 12 -- LITIGATION

     On June 20, 1997, the Company entered into a Consent Order with the Texas Department of Insurance ("TDI") under which the Company, while admitting no prior wrongdoing, agreed to refund approximately $4.2 million to customers who enrolled in supplemental liability insurance programs provided by the Company between July 1, 1992 and August 31, 1997. The TDI alleged that the Company had violated the Texas Insurance Code by not being licensed to sell insurance and by not being a properly licensed agent of its insurer.

     In July 1996, the Company was sued on similar grounds in a class action in the District Court of Harris County, Texas. This action was denied class status based on the Company's settlement with the TDI over the same issues. Plaintiff has appealed the denial of the class action. Meanwhile, Plaintiff's individual claim was tried to and rejected by a jury. Plaintiff is expected to appeal this verdict.

     Plaintiff has also filed suit in Travis county (Austin, TX) seeking to upset the Consent Order entered into between the Company and the TDI. That suit was dismissed by a trial court but will likely be appealed. The Company does not expect either the appeal from the Consent Order or the appeal from the denial of the class action, however decided, to have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

     In October 1997, Hertz was served with two nationwide class-action complaints in Alabama to recover damages for the alleged unlawful sale of insurance products (liability insurance supplement, personal accident and personal effects coverages) over the past ten years. Plaintiffs claim the Company violated insurance laws of all fifty states by having its counter representatives offer insurance coverages to renters. It is difficult to predict whether the Company faces significant exposure from these cases given the venue in Alabama and the potential scope of the class claims. The Company has sound defenses against these claims. The Company believes it will be difficult to maintain a class action in view of the different insurance regulatory regimes in each state. Although the Company will aggressively defend

                     THE HERTZ CORPORATION AND SUBSIDIARIES
these claims, these could be long and difficult litigations. Nevertheless, the Company believes that an adverse outcome would not have a material effect on the Company's consolidated financial position or results of operations or cash flows.

     Since 1992, in the Company's New York region (which includes parts of New Jersey and Connecticut), the Company has been assessing higher rental rates for renters who reside in the New York City boroughs of the Bronx, Brooklyn or Queens, to offset costs resulting from a higher incidence of accidents involving renters residing in such boroughs. The City of New York passed an ordinance prohibiting such pricing practice. The Company filed suit against The City of New York claiming that such ordinance was in violation of federal anti-trust laws. The Company's claim was rejected in U.S. District Court, and the Company appealed to the U.S. Court of Appeals for the Second Circuit. The U.S. Court of Appeals reversed the U.S. District Court and remanded the proceeding to that Court for trial on the merits. Pending the outcome of the action in the U.S. District Court, the Court has stayed the ordinance, permitting the Company to continue its pricing practice. If the Company is ultimately unsuccessful in challenging the ordinance, the Company believes it could take actions to mitigate the higher costs that would be experienced from such rentals. Accordingly, the Company believes that an adverse outcome would not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

     In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect the consolidated financial position or results of operations or cash flows of the Company.

NOTE 13 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the quarterly operating results during 1997 and 1996 were as follows (in thousands):

                                                                                           EARNINGS
                                      OPERATING INCOME       INCOME                       PER SHARE
                                       (PRETAX INCOME     BEFORE INCOME      NET       ----------------
                         REVENUES     BEFORE INTEREST)        TAXES         INCOME     BASIC    DILUTED
                        ----------    ----------------    -------------    --------    -----    -------
1997
  First quarter.......  $  878,352        $107,222          $ 33,911       $ 19,719    $ .18     $ .18
  Second quarter......     976,316         171,389            93,105         53,901      .50       .50
  Third quarter.......   1,102,142         242,525           161,696         93,434      .86       .86
  Fourth quarter......     934,510         124,346            54,558         34,564      .32       .32
                        ----------        --------          --------       --------    -----     -----
          Total
            Year......  $3,891,320        $645,482          $343,270       $201,618    $1.86     $1.86
                        ==========        ========          ========       ========    =====     =====
1996
  First quarter.......  $  803,142        $ 82,487          $ 15,172       $  8,788    $ .08     $ .08
  Second quarter......     911,401         144,260            69,284         39,545      .37       .37
  Third quarter.......   1,060,028         219,943           138,249         74,208      .69       .68
  Fourth quarter......     893,812         108,679            33,864         36,078      .33       .33
                        ----------        --------          --------       --------    -----     -----
          Total
            Year......  $3,668,383        $555,369          $256,569       $158,619    $1.47     $1.46
                        ==========        ========          ========       ========    =====     =====

     The tax provision in the fourth quarter of 1996 includes credits of $13.9 million resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the Company and its former parent companies, UAL and RCA.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

     Effective January 1, 1997, certain lives being used to compute the provision for depreciation of revenue earning equipment used in the industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of the change, 1997 Operating Income and Income Before Income Taxes include credit adjustments in the first, second, third and fourth quarters (in millions) of $2.4, $2.4, $2.4 and $3.2, respectively.

NOTE 14 -- FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. All borrowings by foreign operations are either in the foreign operation's local currency or, if in non-local currency, on a fully hedged basis to minimize foreign exchange exposure. As of December 31, 1997, the Company had no significant concentration of credit risk.

  Cash and Equivalents

     Fair value approximates cost indicated on the balance sheet at December 31, 1997, because of the short-term maturity of these instruments.

  Debt

     Fair value is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities. Carrying value was used as fair value for borrowings with an initial maturity of 93 days or less. The fair value of all debt at December 31, 1997 approximated $4.76 billion compared to carrying value of $4.72 billion.

  Public Liability and Property Damage

     Provisions for public liability and property damage on self-insured domestic claims and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. These liabilities are anticipated to be paid in the future which range between one and five years. The fair value of these liabilities at December 31, 1997 approximates $282 million compared to carrying value of $310.5 million. The fair value was estimated using a 6.6% interest rate, which represents the long-term borrowing rate available to the Company at December 31, 1997.

  Financial Instruments

     The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at December 31, 1997 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 6.74%, with 38% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.68%, with 41% of debt subject to variable interest rates when not considering the swap agreements. At December 31, 1997, these agreements expressed in notional amounts aggregated $127.7 million swaps. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with

                     THE HERTZ CORPORATION AND SUBSIDIARIES
significant financial institutions that are rated "A" or better by the major credit rating agencies. At December 31, 1997, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $2.3 million.

     The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates for certain foreign currency loans and selected marketing programs. These arrangements consist of foreign exchange forward contracts and the purchase of foreign exchange options. At December 31, 1997 the total notional amount of these instruments was $37.3 million and the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net receivable of $.3 million.

     The fair value of the interest rate and foreign currency instruments were estimated using market prices provided by financial institutions. The following is the estimated fair value and notional amount of the outstanding instruments at December 31, 1997 and their maturity dates (in millions):

                                                                            FAIR       NOTIONAL
                                                              MATURITY    VALUE(A)     AMOUNT(B)
                                                              --------    --------    -----------
Interest Rate Instruments
                                                                1998                    $ 62.8
     - Assets...............................................               $  --
     - Liabilities..........................................                  .3
                                                                1999                      43.2
     - Assets...............................................                  --
     - Liabilities..........................................                 1.5
                                                                2000                      19.1
     - Assets...............................................                  --
     - Liabilities..........................................                  .5
                                                                2001                       2.5
     - Assets...............................................                  --
     - Liabilities..........................................                  --
                                                                2002                        .1
     - Assets...............................................                  --
     - Liabilities..........................................                  --
                                                                           -----        ------
          Total.............................................               $(2.3)       $127.7
                                                                           =====        ======
Foreign Currency Instruments(c)
                                                                1998                    $ 28.1
     - Assets...............................................               $  .3
     - Liabilities..........................................                  --
                                                                1999                       9.2
     - Assets...............................................                  --
     - Liabilities..........................................                  --
                                                                           -----        ------
          Total.............................................               $  .3        $ 37.3
                                                                           =====        ======

(a) Fair value is representative of the Company's obligation under the contracts, assuming the contracts were terminated at December 31, 1997.

(b) The notional amount represents the contract amount and does not represent the amount at risk.

(c) As of December 31, 1997, no one currency represented the majority of the outstanding foreign currency instruments, except for a forward contract to sell French Francs and buy Belgium Francs in the notional amount of $19.2 million, and options to sell British Pounds in the notional amount of $12.0 million.

                                  SCHEDULE II

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         ADDITIONS          DEDUCTIONS
                                           BALANCE AT    ----------   ----------------------
                                          BEGINNING OF   CHARGED TO   TRANSLATION               BALANCE AT
                                              YEAR         INCOME     ADJUSTMENTS    OTHER      END OF YEAR
                                          ------------   ----------   -----------   --------    -----------
                                                                DOLLARS IN THOUSANDS
1997
  Allowance for doubtful accounts.......    $ 12,268      $  9,623       $ 978      $  6,986(a)  $ 13,927
                                            ========      ========       =====      ========     ========
  Public liability and property
     damage.............................    $321,118      $122,540       $ 376      $132,807(b)  $310,475
                                            ========      ========       =====      ========     ========
1996
  Allowance for doubtful accounts.......    $  7,985      $  9,912       $  59      $  5,570(a)  $ 12,268
                                            ========      ========       =====      ========     ========
  Public liability and property
     damage.............................    $311,669      $133,417       $  40      $123,928(b)  $321,118
                                            ========      ========       =====      ========     ========
1995
  Allowance for doubtful accounts.......    $ 10,026      $  4,926       $(319)     $  7,286(a)  $  7,985
                                            ========      ========       =====      ========     ========
  Public liability and property
     damage.............................    $304,328      $134,926       $(229)     $127,814(b)  $311,669
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Executive Officers and Compensation" in the Company's Proxy Statement for its 1998 annual meeting of stockholders.

     For information concerning the Executive Officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by Item 11 is incorporated by reference from the information under the caption "Executive Officers and Compensation" in the Company's Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership" in the Company's Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1998 annual meeting of stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                        PAGE
                                                                        -----
(a)  1.   Financial Statements:
            The Hertz Corporation and Subsidiaries --
               Report of Independent Accountants......................     29
               Consolidated Balance Sheet at December 31, 1997 and
                1996..................................................     30
               Consolidated Statement of Income for the years ended
                December 31, 1997, 1996 and 1995......................     31
               Consolidated Statement of Stockholders' Equity for the
                years ended December 31, 1997, 1996 and 1995..........     32
               Consolidated Statement of Cash Flows for the years
                ended December 31, 1997, 1996 and 1995................  33-34
               Notes to Consolidated Financial Statements.............  35-55

     2.   Financial Statement Schedules:
            The Hertz Corporation and Subsidiaries --
               Schedule II -- Valuation and Qualifying Accounts for
                the years ended December 31, 1997, 1996 and 1995......     56

     3. Exhibits:

        (3) Articles of Incorporation and By-Laws

             (a) Restated Certificate of Incorporation of the Company.*

             (b) By-Laws of the Company adopted by its Board of Directors on
                 April 22, 1997.*

         (4) Instruments defining the rights of security holders, including indentures

             (a) At December 31, 1997, the Company had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

       (10) Material Contracts

             (a) Car Supply Agreement between the Company and Ford.*

             (b) Joint Advertising Agreement between the Company and Ford.*

             (c) Tax-Sharing Agreement between the Company and Ford.*

             (d) The Hertz Corporation Benefit Equalization Plan.*

             (e) The Hertz Corporation Supplemental Retirement and Savings Plan,
                 as amended.*

             (f) The Hertz Corporation Executive Incentive Compensation Plan.*

             (g) The Hertz Corporation Long Term Incentive Plan.*

             (h) Form of The Hertz Corporation Special Supplemental Executive
                 Pension Benefit for Frank A. Olson and William Sider.*

             (i) Employment Agreement between the Company and Frank A. Olson.*

             (j) Employment Agreement between the Company and Craig R. Koch.*

             (k) Employment Agreement between the Company and William Sider
                 (incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

             (l) Employment Agreement between Hertz International, Ltd. and
                 Antoine E. Cau.*

             (m) Employment Agreement between the Company and Brian J. Kennedy.*

             (n) Employment Agreement between the Company and Joseph R.
                 Nothwang.

             (o) Employment Agreement between the Company and Gerald A. Plescia.

             (p) Employment Agreement between the Company and Paul J. Siracusa.

       (12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 1997

       (21) Subsidiaries of the Company

       (23) Consent of Coopers & Lybrand L.L.P.

       (27) Consolidated Financial Data Schedule for the year ended December 31, 1997
---------------
* Incorporated herein by reference from the Company's Registration Statement No. 333-22517 on Form S-1.

(b) Reports on Form 8-K:

    The Company filed a Form 8-K dated October 15, 1997 reporting the issuance of a press release with respect to its third quarter 1997 earnings.

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

                                          THE HERTZ CORPORATION
                                              (Registrant)

                                          By:     /s/ PAUL J. SIRACUSA
                                            ------------------------------------
                                                      Paul J. Siracusa
                                                Executive Vice President and
                                                  Chief Financial Officer
March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                /s/ FRANK A. OLSON                     Chairman of the Board, Chief Executive Officer
---------------------------------------------------    and Director (Principal Executive Officer)
                  Frank A. Olson

                 /s/ CRAIG R. KOCH                     President, Chief Operating Officer and Director
---------------------------------------------------
                   Craig R. Koch

               /s/ LOUIS C. BURNETT                    Director
---------------------------------------------------
                 Louis C. Burnett

                /s/ JOHN M. DEVINE                     Director
---------------------------------------------------
                  John M. Devine

             /s/ EDWARD E. HAGENLOCKER                 Director
---------------------------------------------------
               Edward E. Hagenlocker

              /s/ MICHAEL T. MONAHAN                   Director
---------------------------------------------------
                Michael T. Monahan

               /s/ PETER J. PESTILLO                   Director
---------------------------------------------------
                 Peter J. Pestillo

               /s/ JOHN M. THOMPSON                    Director
---------------------------------------------------
                 John M. Thompson

               /s/ JOSEPH A. WALKER                    Director
---------------------------------------------------
                 Joseph A. Walker

               /s/ PAUL J. SIRACUSA                    Executive Vice President and Chief Financial
---------------------------------------------------    Officer
                 Paul J. Siracusa                      (Principal Financial Officer)

                /s/ RICHARD J. FOTI                    Staff Vice President and Controller
---------------------------------------------------    (Principal Accounting Officer)
                  Richard J. Foti

                                 EXHIBIT INDEX

(10) Material Contracts

      (n) Employment Agreement between the Company and Joseph R. Nothwang.

      (o) Employment Agreement between the Company and Gerald A. Plescia.

      (p) Employment Agreement between the Company and Paul J. Siracusa.

(12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 1997

(21) Subsidiaries of the Company

(23) Consent of Coopers & Lybrand L.L.P.

(27) Consolidated Financial Data Schedule for the year ended December 31, 1997