Form 10-Q
period 1998-03-31
HERTZ CORP
filed 1998-05-13
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7541

                              THE HERTZ CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-1938568
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1998: Common Stock, $0.01 par value - Class A, 40,846,186 shares and Class B, 67,310,167 shares.



                               Page 1 of 21 pages
                         The Exhibit Index is on page 19

                         PART I - FINANCIAL INFORMATION

ITEM l.   FINANCIAL STATEMENTS

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                    Unaudited


                                   A S S E T S

                                                         March 31,          Dec. 31,
                                                           1998               1997
                                                           ----               ----
Cash and equivalents                                   $   185,577        $   152,620
Receivables, less allowance for
   doubtful accounts of $12,919 (1997 - $13,927)           675,098            763,145
Due from affiliates                                        250,140            423,434
Inventories, at lower of cost or market                     23,964             17,941
Prepaid expenses and other assets                           94,852             86,297

Revenue earning equipment, at cost:
   Cars                                                  4,834,083          4,435,546
     Less accumulated depreciation                        (401,711)          (395,728)
   Other equipment                                       1,097,666          1,089,888
     Less accumulated depreciation                        (238,836)          (237,840)
                                                       -----------        -----------

           Total revenue earning equipment               5,291,202          4,891,866
                                                       -----------        -----------


Property and equipment, at cost:
   Land, buildings and leasehold improvements              611,550            583,796
   Service equipment                                       558,179            538,723
                                                       -----------        -----------
                                                         1,169,729          1,122,519
     Less accumulated depreciation                        (556,447)          (537,753)
                                                       -----------        -----------

           Total property and equipment                    613,282            584,766
                                                       -----------        -----------


Franchises, concessions, contract costs and
   leaseholds, net of amortization                           9,681              8,781

Cost in excess of net assets of purchased
    businesses, net of amortization (Note 2)               521,277            506,671
                                                       -----------        -----------

           Total assets                                $ 7,665,073        $ 7,435,521
                                                       ===========        ===========


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                    Unaudited


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             March 31,           Dec. 31,
                                                                1998               1997
                                                                ----               ----
Accounts payable                                            $   560,305        $   482,119

Accrued liabilities                                             534,896            528,396

Accrued taxes                                                   120,156             96,666

Debt (Note 5)                                                 4,822,861          4,715,668

Public liability and property damage                            300,746            310,475

Deferred taxes on income                                        163,800            166,000


Stockholders' equity (Note 1):
    Class A Common Stock, $0.01 par value,
        440,000,000 shares authorized,
        40,956,858 shares issued                                    410                410
    Class B Common Stock, $0.01 par value,
        140,000,000 shares authorized,
        67,310,167 shares issued                                    673                673
    Additional capital paid-in                                  980,269            980,581
    Unamortized restricted stock grants                         (10,126)           (11,763)
    Retained earnings                                           226,714            196,715
    Accumulated other comprehensive income (Note 8)             (35,227)           (30,419)
    Treasury stock, at cost                                        (404)                --
                                                            -----------        -----------

           Total stockholders' equity                         1,162,309          1,136,197
                                                            -----------        -----------

           Total liabilities and stockholders' equity       $ 7,665,073        $ 7,435,521
                                                            ===========        ===========



         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            (In Thousands of Dollars)
                                    Unaudited


                                                                    Three Months
                                                                   Ended March 31,
                                                                   ---------------
                                                                 1998           1997
                                                                 ----           ----
Revenues:

   Car rental                                                  $765,378       $758,536

   Industrial and construction equipment rental                 106,568         90,335

   Car leasing                                                    9,121         11,644

   Franchise fees and other revenue                              17,729         17,837
                                                               --------       --------

        Total revenues                                          898,796        878,352
                                                               --------       --------

Expenses:

   Direct operating                                             435,201        444,063

   Depreciation of revenue earning equipment (Note 4)           225,300        218,500

   Selling, general and administrative                          108,937        108,567

   Interest, net of interest income of $2,670 and $4,567         68,632         73,311
                                                               --------       --------

        Total expenses                                          838,070        844,441
                                                               --------       --------


Income before income taxes                                       60,726         33,911

Provision for taxes on income (Note 3)                           25,319         14,192
                                                               --------       --------

Net income                                                     $ 35,407       $ 19,719
                                                               ========       ========

Earnings per share (Note 1):
       Basic                                                   $    .33       $    .18
                                                               ========       ========
       Diluted                                                 $    .33       $    .18
                                                               ========       ========



         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                    Unaudited


                                                                    Three Months
                                                                   Ended March 31,
                                                                   ---------------
                                                               1998               1997
                                                               ----               ----
Cash flows from operating activities:
    Net income                                             $    35,407        $    19,719
    Non-cash expenses:
        Depreciation of revenue earning equipment              225,300            218,500
        Depreciation of property and equipment                  22,092             22,183
        Amortization of intangibles                              7,267              5,043
        Amortization of restricted stock grants                    918                 --
        Provision for public liability and
           property damage                                      28,636             34,222
        Provision for losses for doubtful accounts                 610              2,444
        Deferred income taxes                                   (2,200)             6,800

    Revenue earning equipment expenditures                  (2,533,350)        (2,301,277)

    Proceeds from sales of revenue earning equipment         1,921,744          1,772,794

    Changes in assets and liabilities:
           Receivables                                          87,525              1,937

           Due from affiliates                                 173,294            198,921

           Inventories and prepaid expenses
               and other assets                                (10,168)           (10,146)

           Accounts payable                                     74,528             48,517

           Accrued liabilities                                   8,394            (32,211)

           Accrued taxes                                        22,791              5,995

    Payments of public liability and property
        damage claims and expenses                             (38,425)           (40,632)
                                                           -----------        -----------

           Net cash provided by (used in)
             operating activities                               24,363            (47,191)
                                                           -----------        -----------



         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousand of Dollars)
                                    Unaudited


                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                           ---------------
                                                                                        1998             1997
                                                                                        ----             ----
Cash flows from investing activities:
    Property and equipment expenditures                                              $ (61,772)       $ (72,505)
    Proceeds from sales of property and equipment                                       11,565            9,615
    Available-for-sale securities:
        Purchases                                                                         (262)            (609)
        Sales                                                                              257              451
    Acquisition of new businesses                                                      (30,978)              --
                                                                                     ---------        ---------
           Net cash used in investing activities                                       (81,190)         (63,048)
                                                                                     ---------        ---------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                           248,565               --
    Repayment of long-term debt                                                       (255,280)         (71,076)
    Short-term borrowings:
        Proceeds                                                                       632,824          570,017
        Repayments                                                                    (181,646)        (276,235)
        Ninety day term or less, net                                                  (349,220)         352,331
    Cash dividend paid to Ford                                                              --         (460,000)
    Issuance of preferred stock to Ford                                                     --          129,000
    Purchases of treasury stock                                                           (439)              --
    Exercise of stock options                                                              241               --
    Other                                                                                  201               --
    Cash dividends paid on common stock                                                 (5,408)              --
                                                                                     ---------        ---------
        Net cash provided by financing activities                                       89,838          244,037
                                                                                     ---------        ---------

Effect of foreign exchange rate changes on cash                                            (54)            (276)
                                                                                     ---------        ---------
Net increase in cash and equivalents
    during the period                                                                   32,957          133,522
Cash and equivalents at beginning of year                                              152,620          179,311
                                                                                     ---------        ---------
Cash and equivalents at end of period                                                $ 185,577        $ 312,833
                                                                                     =========        =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest (net of amounts capitalized)                                        $  72,961        $  76,298
        Income taxes                                                                     6,787            4,377

In connection with an acquisition made in 1998, liabilities assumed were $28 million.

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

       The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 1997, filed by the registrant (the "Company") with the Securities and Exchange Commission on March 23, 1998, has been followed in preparing the accompanying consolidated financial statements.

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

       On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock in an initial public offering (the "Offering") and received net proceeds of $453 million from the sale, and redeemed its 1,290 shares of Series C Preferred Stock for $130 million. The net proceeds received from the initial public offering were used to pay down notes payable. After the Offering, Ford beneficially owned and continues to own (i) 49.4% of the outstanding Class A Common Stock of the Corporation (which has one vote per share) and (ii) 100% of the outstanding Class B Common Stock of the Corporation (which has five votes per share). The common stock beneficially owned by Ford represents in the aggregate 94.5% of the combined voting power of all of the Corporation's outstanding common stock. Accordingly, Ford is able to direct the election of all of the members of the Corporation's Board of Directors and to exercise a controlling influence over the business and affairs of the Corporation.

Earnings Per Share

      Basic and diluted earnings per share were computed based on 108,173,721 and 108,684,210 weighted average shares of Class A and Class B Common Stock outstanding during the quarter, respectively. The basic and diluted earnings per share for the quarter ended March 31, 1997 assumes that the weighted average shares outstanding during 1998 were outstanding for the corresponding period in 1997.

Reclassifications

       Certain prior year amounts have been reclassified to conform to the current year presentation.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation (continued)

Recent Pronouncements

        In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1998 year-end financial statements.

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), dealing with the costs of internal use software. The treatment accorded such costs in the past has been very diverse in practice. The SOP will require capitalization of such costs after certain preliminary development efforts have been made. Costs to be capitalized are direct costs and interest costs related to development efforts. The SOP is effective for fiscal years after December 15, 1998. Earlier application is permitted for years which financial statements have not been issued. Management is evaluating the impact that the SOP may have on the Company's financial position or results of operations.

Note 2 - Acquisitions

        In March 1998, the Company acquired, through its subsidiary, Hertz Canada Limited, all of the stock of a Canadian equipment rental and sales company, for $31 million plus the assumption of $21 million of debt. The acquisition was accounted for as a purchase, and the results of operations have been included since the date of acquisition.

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

Note 4 - Depreciation of Revenue Earning Equipment

       Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                               Unaudited
                                                          Three Months Ended
                                                               March 31,
                                                         1998             1997
                                                         ----             ----
Depreciation of revenue earning equipment              $220,108         $214,845
Adjustment of depreciation upon disposal
    of the equipment                                      1,438              140
Rents paid for vehicles leased                            3,754            3,515
                                                       --------         --------
          Total                                        $225,300         $218,500
                                                       ========         ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Depreciation of Revenue Earning Equipment (continued)

     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 1998 and 1997 included a net loss of $.4 million and a net gain of $.4 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations in the United States; and net losses of $1.0 million and $.5 million, respectively, in the car rental and car leasing operations.

       During the three months ended March 31, 1998, the Company purchased Ford vehicles at a cost of approximately $1.1 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $.8 billion.

Note 5 - Debt

     Debt at March 31, 1998 and December 31, 1997 consisted of the following (in thousands of dollars):

                                                       March 31,         Dec. 31,
           `                                              1998             1997
                                                       ----------       ----------
Notes payable, including commercial
    paper, average interest rate:  1998, 5.6%;
    1997, 6.1%                                         $1,358,823       $1,277,294
Promissory notes, average interest rate:
    1998, 7.0%; 1997, 7.2%
    (effective average interest rate:
    1998, 7.1%; 1997, 7.3%)
    net of unamortized discount:  1998, $4,507;
    1997, $3,030; due 1999 to 2028                      2,245,492        2,246,970
Property and equipment lease obligations,
    average interest rate 7.0%                                 --            1,836
Medium-term notes, average interest rate
    9.1%; due 1998 to 2005                                 30,000           30,000
Senior subordinated promissory notes,
    average interest rate 9.5%;
    (effective average interest rate 9.7%);
    net of unamortized discount:
    1998 $11; 1997, $43; due 1998                          99,989           99,957
Junior subordinated promissory notes,
    average interest rate 6.9%; net of
    unamortized discount:  1998, $190;
    1997, $201; due 2000 to 2003                          399,810          399,799
Subsidiaries' short-term debt, in foreign
    currencies, including commercial paper
    in millions (1998, $670.1; 1997, $637.7);
    and other borrowings; average interest rate:
    1998, 5.3%; 1997, 5.2%                                688,747          659,812
                                                       ----------       ----------

           Total                                       $4,822,861       $4,715,668
                                                       ==========       ==========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Debt - (continued)

       The aggregate amounts of maturities of debt for the twelve-month periods following March 31, 1998 are as follows (in millions): 1999, $2,276.9 (including $2,028.9 of commercial paper and short-term borrowings); 2000, $350.0; 2001, $399.3; 2002, $249.8; 2003, $698.3; after 2002, $848.6.

       At March 31, 1998, approximately $528 million of the Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

       At March 31, 1998, the Company had $250 million of outstanding loans from Ford.

       The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at March 31, 1998 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 6.49%, with 39% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.43%, with 42% of debt subject to variable interest rates when not considering the swap agreements. At March 31, 1998, these agreements expressed in notional amounts aggregated $125.9 million. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At March 31, 1998, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $2.1 million. The notional principal $125.9 million matures as follows: $55.7, $45.0, $21.3, $3.6 and $.3 in 1998, 1999,
2000, 2001 and 2002, respectively.

Note 6 - Long-Term Equity Compensation Plan

       The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee (the "Committee") appointed by the Board of Directors. The Company adopted the Plan as of April 25, 1997, subject to stockholder approval. Awards granted under the plan are based on shares of Class A Common Stock. The Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units ("Awards").

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Long-Term Equity Compensation Plan (continued)


       The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,026 shares. As part of the Offering, the Company granted awards of 701,025 shares of restricted stock and 1,423,470 nonqualified stock options. The options were granted at the initial public offering price of $24.00 per share. At March 31, 1998, 219,340 stock options and 89,975 shares of restricted stock had been forfeited. The Awards granted vest over various anniversaries of the date of grant with all awards vesting by the fifth anniversary of the date of grant.

       Upon issuance of the restricted shares, the unamortized value of restricted stock is charged to stockholders' equity and is amortized as compensation expense ratably over vesting periods.



Note 7 - Segment Information

       The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other", to revenues and income before income taxes for the three months ended March 31, 1998 and 1997 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and interest expense incurred in connection with the acquisition of the Company by Park Ridge Corporation in December 1987 and UAL, Inc. in August 1985, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                                             Income (Loss)
                                                   Revenues               Before Income Taxes
                                                   --------               -------------------
                                              1998          1997          1998           1997
                                              ----          ----          ----           ----
Car rental and leasing                      $ 785.0       $ 780.8       $  57.8        $  24.8
Industrial and construction equipment
    equipment rental                          106.6          90.3           6.4            9.6
Corporate and other                             7.2           7.3          (3.5)           (.5)
                                            -------       -------       -------        -------

    Consolidated total                      $ 898.8       $ 878.4       $  60.7        $  33.9
                                            =======       =======       =======        =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Statement of Financial Accounting Standards No. 130 ("SFAS 130")

       The Company adopted SFAS 130, "Reporting Comprehensive Income" for 1998. Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $35,275 and $30,458 at March 31, 1998 and December 31, 1997, respectively. Comprehensive income for the three months ended March 31, 1998 and 1997 was as follows (in thousands of dollars):

                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                              1998            1997
                                                            --------        --------
Net income                                                  $ 35,407        $ 19,719
Other comprehensive (loss) income, net of tax:
    Foreign currency translation adjustments                  (4,817)        (15,171)
    Unrealized gains (losses) on
      available-for-sale securities                                9             (66)
                                                            --------        --------
        Other comprehensive loss                              (4,808)        (15,237)
                                                            --------        --------
Comprehensive income                                        $ 30,599        $  4,482
                                                            ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months ended March 31, 1998 Compared with Three Months ended March 31,
1997

Summary

       The following table sets forth for the three months ended March 31, 1998 and 1997 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                         Percentage of Revenues
                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                            1998         1997
                                                           -----        -----
Revenues:
    Car rental                                              85.1%        86.4%
    Industrial and construction equipment rental            11.9         10.3
    Car leasing                                              1.0          1.3
    Franchise fees and other revenue                         2.0          2.0
                                                           -----        -----
                                                           100.0        100.0
                                                           -----        -----
Expenses:
    Direct operating                                        48.4         50.6
    Depreciation of revenue earning equipment               25.1         24.9
    Selling, general and administrative                     12.1         12.3
    Interest, net of interest income                         7.6          8.3
                                                           -----        -----
                                                            93.2         96.1
                                                           -----        -----

Income before income taxes                                   6.8          3.9
Provision for taxes on income                                2.9          1.6
                                                           -----        -----
Net income                                                   3.9%         2.3%
                                                           =====        =====

       The following table sets forth certain selected operating data of the Company for the three months ended March 31, 1998 and 1997:

                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                        1998             1997
                                                        ----             ----
Car rental and other operations:
    Average number of owned cars operated
        during period                                   271,000          273,000
    Number of transactions of owned car
        rental operations during period               4,920,000        4,910,000
    Average revenue per transaction of owned
        car rental operations during period
        (in whole dollars)                           $   155.55       $   154.48
Equipment rental operations:
    Average cost of rental equipment operated
        during period (in millions)                  $    1,096       $      914

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Revenues

       The Company achieved record revenues of $898.8 million in the first quarter of 1998, which increased by 2.3% from $878.4 million in the first quarter of 1997. Revenues from car rental operations of $765.4 million in the first quarter of 1998 increased by $6.9 million, or .9% from $758.5 million in the first quarter of 1997. The increase was primarily the result of continued pricing improvement, principally in the United States, that contributed $20.3 million in increased revenue. This increase was partially offset by a decrease of $15.0 million from the effect of the strong U.S. dollar on foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

       Revenues from industrial and construction equipment rental of $106.6 million in the first quarter of 1998 increased by 18.1% from $90.3 million in the first quarter of 1997. Of this $16.3 million increase, approximately $9.3 million was due to an increase in volume resulting from the opening of 41 new locations worldwide within the last 12 months and approximately $7.0 million was due to increased activity from existing locations.

       Revenues from all other sources of $26.9 million in the first quarter of 1998 decreased by 8.8% from $29.5 million in the first quarter of 1997, primarily due to the decrease in leasing revenues from the franchising of the Norway car rental operation in June 1997, which had been corporately owned, and the effect of foreign currency translation.

Expenses

       Total expenses of $838.1 million in 1998 decreased by .7% from $844.4 million in 1997, and total expenses as a percentage of revenues decreased to 93.2% in 1998 from 96.1% in 1997.

       Direct operating expenses of $435.2 million in 1998 decreased by 2.0% from $444.1 million in 1997. The decrease was primarily the result of foreign currency translation, lower vehicle damage costs, lower self-insurance costs and decreases in other vehicle operating expenses. These decreases were partly offset by increases in wages and facility costs and a valuation adjustment made relating to a foreign car rental operation.

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $204.6 million in 1998 decreased by .7% from $206.0 million in 1997, primarily due to foreign currency translation. These decreases were partly offset by an increase in the number of cars operated by foreign operations. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $20.7 million in 1998 increased by 65.6% from $12.5 million in 1997, primarily due to an increase in both the volume and cost of equipment operated.

       Selling, general and administrative expenses of $108.9 million in 1998 increased by .3% from $108.6 million in 1997. Expenses were approximately the same in 1998 as compared to 1997 as a result of increases in advertising costs, which were offset by the effects of foreign currency translation.

       Interest expense of $68.6 million in 1998 decreased 6.4% from $73.3 million in 1997, primarily due to lower average debt levels and interest expense of $2.3 million incurred in 1997, relating to funding a $460 million dividend paid by the Company on its common stock to Ford in the first quarter of 1997. These decreases were partly offset by lower interest income in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Expenses (continued)

       The tax provision of $25.3 million in 1998 increased 78.2% from $14.2 million in 1997, primarily due to the higher income before income taxes in 1998. The effective tax rate in 1998 was 41.7% as compared to 41.9% in 1997.
See Note 3 to the Notes to the Company's consolidated financial statements.

Net Income

       The Company achieved record net income of $35.4 million in the first quarter of 1998, or $.33 per share on a diluted basis, representing an increase of 79.7% from $19.7 million, or $.18 per share on a diluted basis, in the first quarter of 1997. This increase was primarily due to higher revenues in the U.S. car rental operations. This increase in net income was partly offset by increased costs in the industrial and construction equipment rental business relating to the additional depreciation for equipment purchased and other expenses incurred to service new industrial customers.

Liquidity and Capital Resources

       The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars, and industrial and construction equipment. For the three months ended March 31, 1998, the Company's expenditures for revenue earning equipment were $2.5 billion (partially offset by proceeds from the sale of such equipment of $1.9 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the three months ended March 31, 1998, the Company's capital investments for property and non-revenue earning equipment, were $62 million. The Company's customer receivables are also liquid with approximately 31 days of total annual sales outstanding.

       To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the U.S. domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of March 31, 1998 was $2.8 billion with maturities ranging from 1998 to 2028. This includes $250 million in term loans from Ford, which mature on November 15, 1999. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operations' local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At March 31, 1998, the total debt for the foreign operations was $689 million, of which $670 million was short-term (original maturity of less than one year) and $19 million was long-term. At March 31, 1998, the total amounts outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $89 and $75, respectively. The Irish commercial paper program had no amounts outstanding at March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

       At March 31, 1998, the Company had committed bank credit facilities totaling $2.2 billion. Of this amount, $2.1 billion are represented by a combination of five-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these agreements allow any subsidiary of the Company to borrow under the facilities on the basis of a guarantee by the Company. The five-year agreements, totaling $1,185 million, currently expire on June 30, 2002, and the 364-day agreements, totaling $895 million, expire on June 25, 1998. The five-year agreements have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. The 364-day agreements permit the Company to convert any amount outstanding prior to expiration into a four-year term loan.

       In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 1999. This line of credit has an evergreen feature that provides on an annual basis for automatic one year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

       On March 10, 1998 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to shareholders of record as of February 13, 1998.

       On April 27, 1998 the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock, payable on June 10, 1998 to shareholders of record as of May 15, 1998.

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

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   4 Instruments defining the rights of security holders, including indentures. During the quarter ended March 31, 1998, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

                   12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1998 and 1997.

                   27 Financial Data Schedule for the three months ended March 31, 1998.

              (b)  Reports on Form 8-K:

                         The Company filed a Form 8-K dated January 22, 1998 reporting under Item 5 thereof instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 333-34501) filed by the Company with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.

                         The Company filed a Form 8-K dated January 28, 1998 reporting the issuance of a press release with respect to its fourth quarter and full year 1997 earnings.

                         The Company filed a Form 8-K dated February 10, 1998 reporting the issuance of a press release with respect to the declaration of a quarterly dividend.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE HERTZ CORPORATION
                                                      (Registrant)


Date:  May 12, 1998                     By:     /s/ Paul J. Siracusa
                                             -----------------------------------
                                                    Paul J. Siracusa
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (principal financial officer
                                                    and duly authorized officer)

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                            -------------------------



                                    EXHIBITS


                                   filed with


                                    FORM 10-Q


                              for the quarter ended


                                 March 31, 1998


                                      under


                       THE SECURITIES EXCHANGE ACT OF 1934


                           ---------------------------



                              THE HERTZ CORPORATION



                          Commission file number 1-7541

                                  EXHIBIT INDEX






Exhibit
  No.         Description                                         Page No.
  ---         -----------                                         --------
  12          Computation of Ratio of Earnings                         20
              to Fixed Charges for the three months
              ended March 31, 1998 and 1997.

  27          Financial Data Schedule for the                          21
              three months ended March 31, 1998.