Form 10-Q
period 1998-06-30
HERTZ CORP
filed 1998-08-11
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1998: Common Stock, $0.01 par value - Class A, 40,751,640 shares and Class B, 67,310,167 shares.


                               Page 1 of 29 pages
                         The Exhibit Index is on page 26

                         PART I - FINANCIAL INFORMATION

ITEM l. FINANCIAL STATEMENTS

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                    Unaudited

                                   A S S E T S

                                                             June 30,         Dec. 31,
                                                               1998             1997
                                                            -----------      -----------
Cash and equivalents                                        $   161,492      $   152,620
Receivables, less allowance for
   doubtful accounts of $13,254 (1997 - $13,927)                654,839          763,145
Due from affiliates                                             294,943          423,434
Inventories, at lower of cost or market                          29,280           17,941
Prepaid expenses and other assets                               104,714           86,297
Revenue earning equipment, at cost:
    Cars                                                      5,788,453        4,435,546
     Less accumulated depreciation                             (485,841)        (395,728)
    Other equipment                                           1,273,053        1,089,888
     Less accumulated depreciation                             (280,855)        (237,840)
                                                            -----------      -----------
           Total revenue earning equipment                    6,294,810        4,891,866
                                                            -----------      -----------
Property and equipment, at cost:
   Land, buildings and leasehold improvements                   628,936          583,796
   Service equipment                                            584,415          538,723
                                                            -----------      -----------
                                                              1,213,351        1,122,519
     Less accumulated depreciation                             (577,616)        (537,753)
                                                            -----------      -----------
           Total property and equipment                         635,735          584,766
                                                            -----------      -----------
Franchises, concessions, contract costs and leaseholds,
    net of amortization (Note 3)                                 12,568            8,781
Cost in excess of net assets of purchased
    businesses, net of amortization (Note 3)                    552,361          506,671
                                                            -----------      -----------
           Total assets                                     $ 8,740,742      $ 7,435,521
                                                            ===========      ===========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                    Unaudited

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30,        Dec. 31,
                                                              1998             1997
                                                          -----------      -----------
Accounts payable                                          $   674,277      $   482,119
Accrued liabilities                                           571,083          528,396
Accrued taxes                                                  84,044           96,666
Debt (Note 6)                                               5,699,928        4,715,668
Public liability and property damage                          296,104          310,475
Deferred taxes on income                                      188,400          166,000
Stockholders' equity (Note 1):
    Class A Common Stock, $0.01 par value,
        440,000,000 shares authorized,
        40,956,858 shares issued                                  410              410
    Class B Common Stock, $0.01 par value,
        140,000,000 shares authorized,
        67,310,167 shares issued                                  673              673
    Additional capital paid-in                                982,122          980,581
    Unamortized restricted stock grants                        (9,680)         (11,763)
    Retained earnings                                         296,367          196,715
    Accumulated other comprehensive income (Note 9)           (35,596)         (30,419)
    Treasury stock, at cost (Note 7)                           (7,390)              --
                                                          -----------      -----------
           Total stockholders' equity                       1,226,906        1,136,197
                                                          -----------      -----------
           Total liabilities and stockholders' equity     $ 8,740,742      $ 7,435,521
                                                          ===========      ===========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                    Unaudited

                                                                    Three Months
                                                                   Ended June 30,
                                                                1998          1997
                                                             ----------     --------
Revenues:
   Car rental                                                $  883,283     $844,067
   Industrial and construction equipment rental                 134,195      105,034
   Car leasing                                                    9,281        9,811
   Franchise fees and other revenue                              21,598       17,404
                                                             ----------     --------
        Total revenues                                        1,048,357      976,316
                                                             ----------     --------
Expenses:
   Direct operating                                             465,314      452,759
   Depreciation of revenue earning equipment (Note 5)           266,835      245,292
   Selling, general and administrative                          115,533      106,876
   Interest, net of interest income of $3,162 and $2,982         73,384       78,284
                                                             ----------     --------
        Total expenses                                          921,066      883,211
                                                             ----------     --------
Income before income taxes                                      127,291       93,105
Provision for taxes on income (Note 4)                           52,234       39,204
                                                             ----------     --------
Net income                                                   $   75,057     $ 53,901
                                                             ==========     ========
Earnings per share (Note 2):
       Basic                                                 $      .69     $    .50
                                                             ==========     ========
       Diluted                                               $      .69     $    .50
                                                             ==========     ========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                    Unaudited

                                                                    Six Months
                                                                  Ended June 30,
                                                                1998           1997
                                                             ----------     ----------
Revenues:
   Car rental                                                $1,648,661     $1,602,603
   Industrial and construction equipment rental                 240,763        195,369
   Car leasing                                                   18,402         21,455
   Franchise fees and other revenue                              39,327         35,241
                                                             ----------     ----------
        Total revenues                                        1,947,153      1,854,668
                                                             ----------     ----------
Expenses:
   Direct operating                                             900,515        896,822
   Depreciation of revenue earning equipment (Note 5)           492,135        463,792
   Selling, general and administrative                          224,470        215,443
   Interest, net of interest income of $5,832 and $7,549        142,016        151,595
                                                             ----------     ----------
        Total expenses                                        1,759,136      1,727,652
                                                             ----------     ----------
Income before income taxes                                      188,017        127,016
Provision for taxes on income (Note 4)                           77,553         53,396
                                                             ----------     ----------
Net income                                                   $  110,464     $   73,620
                                                             ==========     ==========
Earnings per share (Note 2):
       Basic                                                 $     1.02     $      .68
                                                             ==========     ==========
       Diluted                                               $     1.02     $      .68
                                                             ==========     ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                    Unaudited

                                                                       Six Months
                                                                      Ended June 30,
                                                                  1998              1997
                                                               -----------      -----------
Cash flows from operating activities:
   Net income                                                  $   110,464      $    73,620
    Non-cash expenses:
        Depreciation of revenue earning equipment                  492,135          463,792
        Depreciation of property and equipment                      48,324           44,254
        Amortization of intangibles                                 13,356            9,788
        Amortization of restricted stock grants                      2,226              879
        Provision for public liability and property damage          51,686           69,144
        Provision for losses for doubtful accounts                   1,002            3,381
        Deferred income taxes                                       22,400           27,000
    Revenue earning equipment expenditures                      (4,769,185)      (4,605,517)
    Proceeds from sales of revenue earning equipment             2,912,691        3,276,317
    Changes in assets and liabilities:
        Receivables                                                122,017          106,850
        Due from affiliates                                        128,491          135,099
        Inventories and prepaid expenses and
           other assets                                            (18,156)         (20,974)
        Accounts payable                                           185,850           94,971
        Accrued liabilities                                         42,189          (15,203)
        Accrued taxes                                              (13,918)          (1,245)
   Payments of public liability and property
        damage claims and expenses                                 (65,857)         (77,723)
                                                               -----------      -----------
           Net cash used in operating activities                  (734,285)        (415,567)
                                                               -----------      -----------

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousand of Dollars)
                                    Unaudited

                                                                Six Months
                                                              Ended June 30,
                                                          1998             1997
                                                       -----------      ---------
Cash flows from investing activities:
    Property and equipment expenditures                $  (116,586)     $(114,931)
    Proceeds from sales of property and equipment           21,873         20,312
    Available-for-sale securities:
        Purchases                                             (827)          (609)
        Sales                                                  979            451
    Sale of operations, net of cash                          4,341             --
    Acquisition of new businesses, net of cash            (117,021)            --
                                                       -----------      ---------
           Net cash used in investing activities          (207,241)       (94,777)
                                                       -----------      ---------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt               449,216        150,196
    Repayment of long-term debt                           (356,920)       (91,530)
    Short-term borrowings:
        Proceeds                                         1,081,666        888,037
        Repayments                                        (591,923)      (804,007)
        Ninety-day term or less, net                       385,223        383,567
    Cash dividend paid to Ford                                  --       (460,000)
    Issuance of preferred stock to Ford                         --        129,000
    Redemption of preferred stock from Ford                     --       (130,135)
    Sale of common stock                                        --        453,068
    Cash dividends paid on common stock                    (10,812)            --
    Purchases of treasury stock                             (7,425)            --
    Exercise of stock options                                  911             --
    Other                                                      522             --
                                                       -----------      ---------
        Net cash provided by financing activities          950,458        518,196
                                                       -----------      ---------
Effect of foreign exchange rate changes on cash                (60)          (465)
                                                       -----------      ---------
Net increase in cash and equivalents during
    the period                                               8,872          7,387
Cash and equivalents at beginning of year                  152,620        179,311
                                                       -----------      ---------
Cash and equivalents at end of period                  $   161,492      $ 186,698
                                                       ===========      =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amounts capitalized)          $   152,578      $ 153,210
        Income taxes                                        77,174         39,774

In connection with acquisitions made in 1998, liabilities assumed were $58 million.

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

         The consolidated financial statements and notes thereto for interim periods included herein have not been audited by independent public accountants. In the Company's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

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

         On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock in an initial public offering (the "Offering") and received net proceeds of $453 million from the sale, and redeemed its 1,290 shares of Series C Preferred Stock for $130 million. The net proceeds received from the initial public offering were used to pay down notes payable. After the Offering, Ford beneficially owned 49.4% of the outstanding Class A Common Stock of the Company (which has one vote per share) and 100% of the outstanding Class B Common Stock of the Company (which has five votes per share). At June 30, 1998, the common stock beneficially owned by Ford represents in the aggregate 94.6% of the combined voting power of all of the Company's outstanding common stock and 81.0% of the economic interest in the Company. Accordingly, Ford is able to direct the election of all of the members of the Company's Board of Directors and to exercise a controlling influence over the business and affairs of the Company.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncements

         In February 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1998 year-end financial statements.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

Note 2 - Earnings Per Share

         The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                          Three Months                       Six Months
                                                          Ended June 30,                    Ended June 30,
                                                   -----------------------------     -----------------------------
                                                       1998             1997             1998             1997
                                                   ------------     ------------     ------------     ------------
Basic earnings per share:
    Net income                                     $     75,057     $     53,901     $    110,464     $     73,620
                                                   ------------     ------------     ------------     ------------
    Average common shares
        outstanding                                 108,119,099      108,267,000      108,144,808      108,267,000
                                                   ------------     ------------     ------------     ------------
    Basic earnings per share                       $       0.69     $       0.50     $       1.02     $       0.68
                                                   ============     ============     ============     ============
Diluted earnings per share:
    Net income                                     $     75,057     $     53,901     $    110,464     $     73,620
                                                   ------------     ------------     ------------     ------------
    Average common shares
        outstanding                                 108,119,099      108,267,000      108,144,808      108,267,000
    Dilutive effect of stock
        options                                         536,390          348,520          522,656          348,520
                                                   ------------     ------------     ------------     ------------
Average diluted common shares
    outstanding                                     108,655,489      108,615,520      108,667,464      108,615,520
                                                   ------------     ------------     ------------     ------------
Diluted earnings per share                         $       0.69     $       0.50     $       1.02     $       0.68
                                                   ============     ============     ============     ============

         At June 30, 1998, options to purchase 1,003,600 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Purchases and Sales of Operations

         During the six months ended June 30, 1998, the Company acquired one European and four North American equipment rental and sales companies. The aggregate purchase price of the acquisitions was $117 million, net of cash acquired, plus the assumption of $42 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $58 million, which has been recognized as goodwill and is being amortized over periods from twenty-five to forty years. The acquisitions were accounted for as purchases, and the results of operations have been included since their respective dates of acquisition. The aggregate purchase price included $5.4 million paid to shareholders of two of the acquired companies in exchange for covenants not to compete, which are being amortized over the contractual terms of the individual covenants.

         In May 1998, the Company sold its corporate owned operations in Portugal to a licensee. The net proceeds from the sale were approximately $4.6 million, which exceeded book value by approximately $.3 million. In conjunction with the sale, the Company received an initial license fee of $2.5 million. The total assets of these operations at May 31, 1998 were $19.6 million, and revenues and net income for the year ended December 31, 1997 were $14.9 million and .8 million, respectively. The Company believes that this transaction will not have a material effect on its financial position or results of operations.

Note 4 - Taxes on Income

         The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35% due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit.

Note 5 - Depreciation of Revenue Earning Equipment

         Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                             Unaudited
                                                         Three Months Ended
                                                              June 30,
                                                         1998           1997
                                                       --------       ---------
Depreciation of revenue earning equipment              $260,238       $ 242,771
Adjustment of depreciation upon disposal
    of the equipment                                      3,636            (543)
Rents paid for vehicles leased                            2,961           3,064
                                                       --------       ---------
          Total                                        $266,835       $ 245,292
                                                       ========       =========

                                                              Unaudited
                                                           Six Months Ended
                                                              June 30,
                                                         1998           1997
                                                       --------       ---------
Depreciation of revenue earning equipment              $480,346       $ 457,616
Adjustment of depreciation upon disposal
    of the equipment                                      5,074            (403)
Rents paid for vehicles leased                            6,715           6,579
                                                       --------       ---------
          Total                                        $492,135       $ 463,792
                                                       ========       =========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Depreciation of Revenue Earning Equipment (continued)

         The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 1998 and 1997 included a net loss of $1.0 million and a net gain of $.5 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and a net loss of $2.6 million and a negligible gain, respectively, in the car rental and car leasing operations.

The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 1998 and 1997 included a net loss of $1.4 million and a net gain of $.9 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and net losses of $3.7 million and $.5 million, respectively, in the car rental and car leasing operations.

         During the six months ended June 30, 1998, the Company purchased Ford vehicles at a cost of approximately $2.1 billion and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.1 billion.

Note 6 - Debt

         Debt at June 30, 1998 and December 31, 1997 consisted of the following (in thousands of dollars):

                                                             June 30,       Dec. 31,
                                                               1998           1997
                                                            ----------     ----------
Notes payable, including commercial
    paper, average interest rate:  1998, 5.6%;
    1997, 6.1%                                              $1,970,646     $1,279,130
Promissory notes, average interest rate:
    1998, 7.0%; 1997, 7.2%
    (effective average interest rate: 1998, 7.0%; 1997,
    7.3%) net of unamortized discount: 1998, $4,608;
    1997, $3,030; due 1999 to 2028                           2,445,392      2,246,970
Medium-term notes, average interest rate
    9.1%; due 1998 to 2005                                      30,000         30,000
Senior subordinated promissory notes,
    average interest rate 9.5%;
    (effective average interest rate 9.7%);
    net of unamortized discount of $43 in 1997                      --         99,957
Junior subordinated promissory notes,
    average interest rate 6.9%; net of
    unamortized discount:  1998, $179;
    1997, $201; due 2000 to 2003                               399,821        399,799
Subsidiaries' short-term debt, in foreign
    currencies, including commercial paper
    in millions (1998, $822.5; 1997, $637.7);
    and other borrowings; average interest rate:
    1998, 5.0%; 1997, 5.2%                                     854,069        659,812
                                                            ----------     ----------
        Total                                               $5,699,928     $4,715,668
                                                            ==========     ==========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Debt (continued)

         The aggregate amounts of maturities of debt for the twelve-month periods following June 30, 1998 are as follows (in millions): 1999, $2,942.2 (including $2,793.1 of commercial paper and short-term borrowings); 2000, $455.1; 2001, $552.2; 2002, $453.1; 2003, $249.3; after 2003, $1,048.0.

         At June 30, 1998, approximately $591 million of the Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

         At June 30, 1998, the Company had a $250 million loan outstanding from Ford.

         The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at June 30, 1998 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 6.26%, with 47% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.24%, with 49% of debt subject to variable interest rates when not considering the swap agreements. At June 30, 1998, these agreements expressed in notional amounts aggregated $88.0 million. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At June 30, 1998, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $1.4 million. The notional principal $88.0 million matures as follows: $15.3, $44.4, $21.7, $6.0 and $.6 in 1998, 1999,
2000, 2001 and 2002, respectively.

Note 7 - Long-Term Equity Compensation Plan

         The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan, which has been approved by the stockholders, is administered by the Compensation Committee (the "Committee") appointed by the Board of Directors. Awards granted under the plan are based on shares of Class A Common Stock. The Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units ("Awards").

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long-Term Equity Compensation Plan (continued)

         The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,026 shares. As part of the Offering, the Company granted awards of 701,025 shares of restricted stock and 1,423,470 nonqualified stock options. The options were granted at the initial public offering price of $24.00 per share. At June 30, 1998, 229,094 stock options and 89,975 shares of restricted stock had been forfeited. The Awards granted vest over various anniversaries of the date of grant with all awards vesting by the fifth anniversary of the date of grant.

         On April 2, 1998, the Company granted 1,012,900 non-qualified stock options. The options were granted at the closing market price on that day of $48.69 per share.

         On May 21, 1998, the Company granted additional awards of 20,000 shares of restricted stock. Upon issuance of the restricted shares, the unamortized value of restricted stock is charged to stockholders' equity and is amortized as compensation expense ratably over vesting periods.

         During the six months ended June 30, 1998, the Company acquired 202,307 shares of its Class A Common Stock for requirements under its incentive stock plan.

Note 8 - Segment Information

         The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment and related franchise fees ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income before income taxes for the three months and six months ended June 30, 1998 and 1997 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and interest expense incurred in connection with the acquisition of the Company by Park Ridge Corporation in December 1987 and UAL, Inc. in August 1985, as well as other business activities, such as claim management and telecommunication services.

                                                           Three Months Ended June 30,
                                                                                 Income (Loss)
                                                       Revenues              Before Income Taxes
                                                 ---------------------     ----------------------
                                                   1998         1997         1998          1997
                                                 --------     --------     --------      --------
Car rental and leasing                           $  906.9     $  864.5     $  119.8      $   81.4
Industrial and construction equipment rental        134.3        105.0         13.2          18.5
Corporate and other                                   7.2          6.8         (5.7)         (6.8)
                                                 --------     --------     --------      --------
    Consolidated total                           $1,048.4     $  976.3     $  127.3      $   93.1
                                                 ========     ========     ========      ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Segment Information (continued)

                                                           Six Months Ended June 30,
                                                                                 Income (Loss)
                                                       Revenues              Before Income Taxes
                                                   1998         1997         1998          1997
                                                 --------     --------     --------      --------
Car rental and leasing                           $1,691.9     $1,645.3     $  177.6      $  106.3
Industrial and construction equipment rental        240.9        195.4         19.7          28.1
Corporate and other                                  14.4         14.0         (9.3)         (7.4)
                                                 --------     --------     --------      --------
    Consolidated total                           $1,947.2     $1,854.7     $  188.0      $  127.0
                                                 ========     ========     ========      ========

Note 9 - Comprehensive Income

         The Company adopted SFAS 130, "Reporting Comprehensive Income" for 1998. Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $35,653 and $30,458 at June 30, 1998 and December 31, 1997, respectively. Comprehensive income for the three months and six months ended June 30, 1998 and 1997 was as follows (in thousands of dollars):

                                                           Three Months Ended
                                                                 June 30,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Net income                                               $ 75,057      $ 53,901
Other comprehensive (loss) income, net of tax:
       Foreign currency translation adjustments              (378)       (7,629)
       Unrealized gains on available-for-sale
           securities                                           9            45
                                                         --------      --------
               Other comprehensive loss                      (369)       (7,584)
                                                         --------      --------
Comprehensive income                                     $ 74,688      $ 46,317
                                                         ========      ========

                                                           Six Months Ended
                                                               June 30,
                                                          1998           1997
                                                        ---------      --------
Net income                                              $ 110,464      $ 73,620
Other comprehensive (loss) income, net of tax:
       Foreign currency translation adjustments            (5,195)      (22,800)
       Unrealized gains (losses) on
           available-for-sale securities                       18           (21)
                                                        ---------      --------
               Other comprehensive loss                    (5,177)      (22,821)
                                                        ---------      --------
Comprehensive income                                    $ 105,287      $ 50,799
                                                        =========      ========

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Three Months ended June 30, 1998 Compared with Three Months ended June 30, 1997

Summary

         The following table sets forth for the three months ended June 30, 1998 and 1997 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                            Percentage of Revenues
                                                              Three Months Ended
                                                                    June 30,
                                                                1998       1997
                                                               -----      -----
Revenues:
    Car rental                                                  84.2%      86.4%
    Industrial and construction equipment rental                12.8       10.8
    Car leasing                                                   .9        1.0
    Franchise fees and other revenue                             2.1        1.8
                                                               -----      -----
                                                               100.0      100.0
                                                               -----      -----
Expenses:
    Direct operating                                            44.4       46.4
    Depreciation of revenue earning equipment                   25.5       25.1
    Selling, general and administrative                         11.0       11.0
    Interest, net of interest income                             7.0        8.0
                                                               -----      -----
                                                                87.9       90.5
                                                               -----      -----
Income before income taxes                                      12.1        9.5
Provision for taxes on income                                    5.0        4.0
                                                               -----      -----
Net income                                                       7.1%       5.5%
                                                               =====      =====

         The following table sets forth certain selected operating data of the Company for the three months ended June 30, 1998 and 1997:

                                                          Three Months Ended
                                                               June 30,
                                                          1998           1997
                                                       ----------     ----------
Car rental and other operations:
    Average number of owned cars operated
        during period                                     309,000        290,000
    Number of transactions of owned car
        rental operations during period                 5,775,000      5,542,000
    Average revenue per transaction of owned
        car rental operations during period
        (in whole dollars)                             $   152.96     $   152.31
Equipment rental operations:
    Average cost of rental equipment operated
        during period (in millions)                    $    1,236     $      979

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

         The Company achieved record revenues of $1,048.4 million in the second quarter of 1998, which increased by 7.4% from $976.3 million in the second quarter of 1997. Revenues from car rental operations of $883.3 million in the second quarter of 1998 increased by $39.2 million, or 4.6% from $844.1 million in the second quarter of 1997. The increase was primarily the result of an increase in the number of transactions in the United States that contributed $34.9 million in increased revenue and continued pricing improvement worldwide that contributed $16.2 million. This increase was partially offset by a decrease of $11.2 million from the effect of the strong U.S. dollar on foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

         Revenues from industrial and construction equipment rental of $134.2 million in the second quarter of 1998 increased by 27.8% from $105.0 million in the second quarter of 1997. Of this $29.2 million increase, approximately $22.2 million was due to an increase in volume resulting from the inclusion of five acquired businesses and 34 new locations opened worldwide in the last 12 months, and approximately $7.0 million was due to increased activity from existing locations.

         Revenues from all other sources of $30.9 million in the second quarter of 1998 increased by 13.6% from $27.2 million in the second quarter of 1997, primarily due to the recognition of the initial fee from the franchising of the Portugal car rental operation, which had been corporately owned prior to June 1998.

Expenses

         Total expenses of $921.0 million in 1998 increased by 4.3% from $883.2 million in 1997; however, total expenses as a percentage of revenues decreased to 87.9% in 1998 from 90.5% in 1997.

         Direct operating expenses of $465.3 million in 1998 increased by 2.8% from $452.8 million in 1997, but were lower in 1998 as a percentage of revenues. The increase was primarily the result of increases in wages, commissions and facility costs, partly offset by the effects of foreign currency translation, higher recoveries of concession fees and refueling costs, and lower self-insurance costs.

         Depreciation of revenue earning equipment for the car rental and car leasing operations of $233.7 million in 1998 increased by 5.1% from $222.3 million in 1997, primarily due to an increase in the number of cars operated worldwide and decreases in the net proceeds received in excess of book value on the disposal of the cars resulting in a $2.7 million loss in 1998 versus a negligible gain in 1997. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $33.1 million in 1998 increased by 43.9% from $23.0 million in 1997, primarily due to an increase in both the volume and cost of equipment operated and decreases in the net proceeds received in excess of book value on the disposal of the equipment resulting in a $1.0 million loss in 1998 versus a $.5 million gain in 1997.

         Selling, general and administrative expenses of $115.5 million in 1998 increased by 8.1% from $106.9 million in 1997, but remained constant as a percentage of revenues. The increase in 1998 was primarily the result of increases in advertising costs and sales promotion, which were partly offset by the effects of foreign currency translation.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Expenses (continued)

         Interest expense of $73.4 million in 1998 decreased 6.3% from $78.3 million in 1997, primarily due to lower average debt levels and interest expense of $2.1 million incurred in 1997, relating to funding a $460 million dividend paid by the Company on its common stock to Ford in the first quarter of 1997.

         The tax provision of $52.2 million in 1998 increased 33.2% from $39.2 million in 1997, primarily due to the higher income before income taxes in 1998. The effective tax rate in 1998 was 41.0% as compared to 42.1% in 1997. See Note 4 to the Notes to the Company's consolidated financial statements.

Net Income

         The Company achieved record net income of $75.1 million in the second quarter of 1998, or $.69 per share on a diluted basis, representing an increase of 39.2% from $53.9 million, or $.50 per share on a diluted basis, in the second quarter of 1997. This increase was primarily due to higher revenues in the U.S. car rental operations and the net effect of the other contributing factors mentioned above.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Six Months ended June 30, 1998 Compared with Six Months ended June 30, 1997

Summary

         The following table sets forth for the six months ended June 30, 1998 and 1997 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                            Percentage of Revenues
                                                               Six Months Ended
                                                                   June 30,
                                                               1998       1997
                                                               -----      -----
Revenues:
   Car rental                                                   84.7%      86.4%
    Industrial and construction equipment rental                12.4       10.5
    Car leasing                                                   .9        1.2
    Franchise fees and other revenue                             2.0        1.9
                                                               -----      -----
                                                               100.0      100.0
                                                               -----      -----
Expenses:
    Direct operating                                            46.2       48.3
    Depreciation of revenue earning equipment                   25.3       25.0
    Selling, general and administrative                         11.5       11.6
    Interest, net of interest income                             7.3        8.2
                                                               -----      -----
                                                                90.3       93.1
                                                               -----      -----
Income before income taxes                                       9.7        6.9
Provision for taxes on income                                    4.0        2.9
                                                               -----      -----
Net income                                                       5.7%       4.0%
                                                               =====      =====

         The following table sets forth certain selected operating data of the Company for the six months ended June 30, 1998 and 1997:

                                                            Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         1998           1997
                                                     -----------     -----------
Car rental and other operations:
    Average number of owned cars operated
        during period                                    290,000         283,000
    Number of transactions of owned car
        rental operations during period               10,695,000      10,452,000
    Average revenue per transaction of owned
        car rental operations during period
        (in whole dollars)                           $    154.15     $    153.33
Equipment rental operations:
    Average cost of rental equipment operated
        during period (in millions)                  $     1,172     $       949

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

         The Company achieved record revenues of $1,947.2 million in the first half of 1998, which increased by 5.0% from $1,854.7 million in the first half of 1997. Revenues from car rental operations of $1,648.7 million in the first half of 1998 increased by $46.1 million, or 2.9% from $1,602.6 million in the first half of 1997. The increase was primarily the result of an increase in transactions in the United States that contributed $36.6 million in increased revenue and an increase in rates worldwide that contributed $36.2 million. This increase was partially offset by a decrease of $26.2 million from the effect of the strong U.S. dollar on foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

         Revenues from industrial and construction equipment rental of $240.8 million in the first half of 1998 increased by 23.2% from $195.4 million in the first half of 1997. Of this $45.4 million increase, approximately $28.5 million was due to an increase in volume resulting from the inclusion of five acquired businesses and 34 new locations opened worldwide in the last 12 months, and approximately $16.9 million was due to increased activity from existing locations.

         Revenues from all other sources of $57.7 million in the first half of 1998 increased by 1.8% from $56.7 million in the first half of 1997, primarily due to an increase in franchise revenues, including the recognition of the initial fee from the franchising of the Portugal car rental operation, which had been corporately owned, prior to June 1998. This increase was partially offset by the effect of foreign currency translation.

Expenses

         Total expenses of $1,759.1 million in 1998 increased by 1.8% from $1,727.7 million in 1997; however, total expenses as a percentage of revenues decreased to 90.3% in 1998 from 93.1% in 1997.

         Direct operating expenses of $900.5 million in 1998 increased by .4% from $896.8 million in 1997, but were lower in 1998 as a percentage of revenues. The increase was primarily the result of increases in wages and facility costs and a valuation adjustment made relating to a foreign car rental operation. These increases were partly offset by the effects of foreign currency translation, recoveries of concession fees and refueling costs, and lower self-insurance costs.

         Depreciation of revenue earning equipment for the car rental and car leasing operations of $438.3 million in 1998 increased by 2.3% from $428.3 million in 1997, primarily due to an increase in the number of cars operated worldwide and decreases in the net proceeds received in excess of book value on the disposal of the cars resulting in a $3.7 million loss in 1998 versus a $.5 million loss in 1997. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $53.8 million in 1998 increased by 51.5% from $35.5 million in 1997, primarily due to an increase in both the volume and cost of equipment operated and decreases in the net proceeds received in excess of book value on the disposal of the equipment resulting in a $1.4 million loss in 1998 versus a $.9 million gain in 1997.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Expenses (continued)

         Selling, general and administrative expenses of $224.5 million in 1998 increased by 4.2% from $215.4 million in 1997. Expenses as a percent of revenue were approximately the same in 1998 as compared to 1997. The increase was a result of increases in advertising costs and sales promotion, which was partially offset by the effects of foreign currency translation.

         Interest expense of $142.0 million in 1998 decreased 6.3% from $151.6 million in 1997, primarily due to lower average debt levels and interest expense of $4.3 million incurred in 1997, relating to funding a $460 million dividend paid by the Company on its common stock to Ford in the first quarter of 1997. These decreases were partly offset by lower interest income in 1998.

         The tax provision of $77.6 million in 1998 increased 45.2% from $53.4 million in 1997, primarily due to the higher income before income taxes in 1998. The effective tax rate in 1998 was 41.2% as compared to 42.0% in 1997. See Note 4 to the Notes to the Company's consolidated financial statements.

Net Income

         The Company achieved record net income of $110.5 million in the first half of 1998, or $1.02 per share on a diluted basis, representing an increase of 50% from $73.6 million, or $.68 per share on a diluted basis, in the first half of 1997. This increase was primarily due to higher revenues in the U.S. car rental operations and the net effect of the other contributing factors mentioned above.

Liquidity and Capital Resources

         The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars, and industrial and construction equipment. For the six months ended June 30, 1998, the Company's expenditures for revenue earning equipment were $4.8 billion (partially offset by proceeds from the sale of such equipment of $2.9 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the six months ended June 30, 1998, the Company's capital investments for property and non-revenue earning equipment were $117 million. The Company's customer receivables are also liquid with approximately 31 days of total annual sales outstanding.

         To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the U.S. domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of June 30, 1998 was $2.9 billion with maturities ranging from 1998 to 2028. This includes a $250 million term loan from Ford, which matures on November 15, 1999. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

term bank loans. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At June 30, 1998, the total debt for the foreign operations was $854 million, of which $822 million was short-term (original maturity of less than one year) and $32 million was long-term. At June 30, 1998, the total amounts outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $62 and $152, respectively. The Irish commercial paper program had no amounts outstanding at June 30, 1998.

         At June 30, 1998, the Company had committed bank credit facilities totaling $2.1 billion, which are primarily represented by a combination of five-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these agreements allow any subsidiary of the Company to borrow under the facilities on the basis of a guarantee by the Company. Effective July 1, 1998, the five-year agreements, with facilities totaling $1,196 million, were renegotiated and currently $63 million expires on June 30, 2002 and $1,133 million expires on June 30, 2003. The 364-day agreements, totaling $857 million, expire on June 23, 1999. The five-year agreements have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. The 364-day agreements permit the Company to convert any amount outstanding prior to expiration into a four-year term loan.

         In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, with an original expiration date of June 30, 1999. This line of credit has an evergreen feature that provides on an annual basis for automatic one year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

         On March 10, 1998 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to shareholders of record as of February 13, 1998.

         On June 10, 1998 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to shareholders of record as of May 15, 1998.

         On July 24, 1998 the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock, payable on September 10, 1998 to shareholders of record as of August 14, 1998.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000

         Year 2000 remediation costs incurred for all of the Company's systems were approximately $5.5 million for the first six months of 1998. The Company has expended a total of approximately $7.6 million from inception through June 30, 1998. The cost and date of completion estimates regarding its year 2000 date conversion project remain unchanged from the estimates stated in the Company's Report on Form 10-K for the year ended December 31, 1997.

                                --------------

         Pursuant to the Private Securities Litigation Reform Act of 1995, certain statements contained in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, without limitation, those concerning the Company's year 2000 date conversion project, may contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 21, 1998, the 1998 Annual Meeting of Stockholders of the Company was held.

         (b) The Company's stockholders elected Frank A. Olson, Craig R. Koch, Louis C. Burnett, John M. Devine, Edward E. Hagenlocker, Michael T. Monahan, Peter J. Pestillo, John M. Thompson and Joseph A. Walker as directors of the Company.

         (c) The Company's stockholders voted for the election of directors listed in paragraph (b) based on the number of votes set forth opposite their respective names:

    Nominee                                                  Number of Votes
                                                        For               Not For
Louis C. Burnett                                    375,221,027           48,752
John M. Devine                                      375,222,327           47,452
Edward E. Hagenlocker                               375,222,327           47,452
Craig R. Koch                                       375,221,977           47,802
Michael T. Monahan                                  375,222,027           47,752
Frank A. Olson                                      375,221,690           48,089
Peter J. Pestillo                                   375,221,927           47,852
John M. Thompson                                    375,221,427           48,352
Joseph A. Walker                                    375,222,427           47,352

         The Company's stockholders voted on the following proposals:

         Proposal 1 - Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of PricewaterhouseCoopers LLP (successor to Coopers & Lybrand L.L.P.) as independent public accountants to audit the books of account and other corporate records of the Company for 1998 was adopted, with 375,022,233 votes cast for, 244,610 votes cast against, 2,936 votes abstained and no broker non-votes.

         Proposal 2 - Relating to the Company's Long-Term Equity Compensation Plan. A proposal relating to the approval of a plan to grant stock options and stock awards to certain executives under the Company's Long-Term Equity Compensation Plan was adopted, with 364,457,526 votes cast for, 9,016,232 votes cast against, 16,410 votes abstained and 1,779,611 broker non-votes.

         Proposal 3 - Relating to the Company's Nonemployee Director Stock Option Plan. A proposal relating to the approval of a plan to grant stock options to nonemployee directors was adopted, with 371,484,623 votes cast for, 1,986,077 votes cast against, 19,468 votes abstained and 1,779,611 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  4 Instruments defining the rights of security holders, including indentures. During the quarter ended June 30, 1998, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

                  12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1998 and 1997.

                  27 Financial Data Schedule for the six months ended June 30, 1998.

         (b)      Reports on Form 8-K:

                           The Company filed a Form 8-K dated May 13, 1998 reporting under Item 5 thereof, instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 333-34501) filed by the Company with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.

                           The Company filed a Form 8-K dated April 16, 1998 reporting the issuance of a press release with respect to its first quarter 1998 earnings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE HERTZ CORPORATION
                                        (Registrant)

Date:  August 11, 1998  By: /s/ Paul J. Siracusa
                           --------------------
                           Paul J. Siracusa
                           Executive Vice President and
                           Chief Financial Officer
                           (principal financial officer and duly authorized officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    EXHIBITS

                                   filed with

                                    FORM 10-Q

                              for the quarter ended

                                  June 30, 1998

                                      under

                       THE SECURITIES EXCHANGE ACT OF 1934

                           ---------------------------

                              THE HERTZ CORPORATION

                          Commission file number 1-7541

                                  EXHIBIT INDEX

Exhibit
  No.             Description                                           Page No.

  12              Computation of Ratio of Earnings                         27
                  to Fixed Charges for the six months
                  ended June 30, 1998 and 1997.

  27              Financial Data Schedule for the                         28-29
                  six months ended June 30, 1998.