Form 10-Q
period 1998-09-30
HERTZ CORP
filed 1998-11-12
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1998: Common Stock, $0.01 par value - Class A, 40,690,793 shares and Class B, 67,310,167 shares.



                               Page 1 of 29 pages
                         The Exhibit Index is on page 26

                         PART I - FINANCIAL INFORMATION

ITEM l. FINANCIAL STATEMENTS

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                    Unaudited


                                   A S S E T S

                                                                 Sept. 30,          Dec. 31,
                                                                   1998                 1997
                                                                   ----                 ----
Cash and equivalents                                           $   239,476         $   152,620
Receivables, less allowance for
   doubtful accounts of $15,805 (1997 - $13,927)                   865,112             763,145
Due from affiliates                                                223,463             423,434
Inventories, at lower of cost or market                             35,625              17,941
Prepaid expenses and other assets                                   93,678              86,297

Revenue-earning equipment, at cost:
   Cars                                                          5,289,743           4,435,546
     Less accumulated depreciation                                (480,190)           (395,728)
   Other equipment                                               1,602,296           1,089,888
     Less accumulated depreciation                                (295,244)           (237,840)
                                                               -----------         -----------

           Total revenue-earning equipment                       6,116,605           4,891,866
                                                               -----------         -----------


Property and equipment, at cost:
   Land, buildings and leasehold improvements                      671,794             583,796
   Service equipment                                               617,680             538,723
                                                               -----------         -----------
                                                                 1,289,474           1,122,519
     Less accumulated depreciation                                (604,415)           (537,753)
                                                               -----------         -----------

           Total property and equipment                            685,059             584,766
                                                               -----------         -----------


Franchises, concessions, contract costs and leaseholds,
    net of amortization (Note 3)                                    12,827               8,781

Cost in excess of net assets of purchased
    businesses, net of amortization (Note 3)                       678,805             506,671
                                                               -----------         -----------

           Total assets                                        $ 8,950,650         $ 7,435,521
                                                               ===========         ===========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                    Unaudited


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              Sept. 30,            Dec. 31,
                                                                1998                 1997
                                                                ----                 ----
Accounts payable                                             $   534,958         $   482,119

Accrued liabilities                                              596,929             528,396

Accrued taxes                                                    147,818              96,666

Debt (Note 6)                                                  5,820,956           4,715,668

Public liability and property damage                             308,143             310,475

Deferred taxes on income                                         189,200             166,000


Stockholders' equity (Note 1):
    Class A Common Stock, $0.01 par value,
        440,000,000 shares authorized,
        40,956,858 shares issued                                     410                 410
    Class B Common Stock, $0.01 par value,
        140,000,000 shares authorized,
        67,310,167 shares issued                                     673                 673
    Additional capital paid-in                                   982,740             980,581
    Unamortized restricted stock grants                           (8,604)            (11,763)
    Retained earnings                                            409,639             196,715
    Accumulated other comprehensive income (Note 9)              (21,295)            (30,419)
    Treasury stock, at cost (Note 7)                             (10,917)                 --
                                                             -----------         -----------

           Total stockholders' equity                          1,352,646           1,136,197
                                                             -----------         -----------

           Total liabilities and stockholders' equity        $ 8,950,650         $ 7,435,521
                                                             ===========         ===========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                    Unaudited


                                                                      Three Months
                                                                    Ended September 30,
                                                                ----------------------------
                                                                  1998               1997
                                                                  ----               ----
Revenues:

   Car rental                                                   $1,003,963        $  946,903

   Industrial and construction equipment rental                    189,480           122,789

   Car leasing                                                       9,433             9,205

   Franchise fees and other revenue                                 22,269            23,245
                                                                ----------        ----------

        Total revenues                                           1,225,145         1,102,142
                                                                ----------        ----------

Expenses:

   Direct operating                                                514,718           479,426

   Depreciation of revenue-earning equipment (Note 5)              304,453           266,947

   Selling, general and administrative                             119,762           113,244

   Interest, net of interest income of $2,909 and $2,779            85,894            80,829
                                                                ----------        ----------

        Total expenses                                           1,024,827           940,446
                                                                ----------        ----------


Income before income taxes                                         200,318           161,696

Provision for taxes on income (Note 4)                              81,640            68,262
                                                                ----------        ----------

Net income                                                      $  118,678        $   93,434
                                                                ==========        ==========

Earnings per share (Note 2):
       Basic                                                    $     1.10        $      .86
                                                                ==========        ==========
       Diluted                                                  $     1.09        $      .86
                                                                ==========        ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                    Unaudited


                                                                        Nine Months
                                                                     Ended September 30,
                                                                 ----------------------------
                                                                   1998               1997
                                                                   ----               ----
Revenues:

   Car rental                                                    $2,652,624        $2,549,506

   Industrial and construction equipment rental                     430,243           318,158

   Car leasing                                                       27,835            30,660

   Franchise fees and other revenue                                  61,596            58,486
                                                                 ----------        ----------

        Total revenues                                            3,172,298         2,956,810
                                                                 ----------        ----------

Expenses:

   Direct operating                                               1,415,233         1,376,248

   Depreciation of revenue-earning equipment (Note 5)               796,588           730,739

   Selling, general and administrative                              344,232           328,687

   Interest, net of interest income of $8,741 and $10,328           227,910           232,424
                                                                 ----------        ----------

        Total expenses                                            2,783,963         2,668,098
                                                                 ----------        ----------


Income before income taxes                                          388,335           288,712

Provision for taxes on income (Note 4)                              159,193           121,658
                                                                 ----------        ----------

Net income                                                       $  229,142        $  167,054
                                                                 ==========        ==========

Earnings per share (Note 2):
       Basic                                                     $     2.12        $     1.54
                                                                 ==========        ==========
       Diluted                                                   $     2.11        $     1.54
                                                                 ==========        ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                    Unaudited


                                                                               Nine Months
                                                                            Ended September 30,
                                                                      -------------------------------
                                                                          1998                1997
                                                                          ----                ----
Cash flows from operating activities:
    Net income                                                        $   229,142         $   167,054
    Non-cash expenses:
        Depreciation of revenue-earning equipment                         796,588             730,739
        Depreciation of property and equipment                             84,589              67,000
        Amortization of intangibles                                        19,530              14,665
        Amortization of restricted stock grants                             3,303               2,266
        Provision for public liability and property damage                 85,380             105,810
        Provision for losses for doubtful accounts                          2,449               5,041
        Deferred income taxes                                              23,200              38,700

    Revenue-earning equipment expenditures                             (6,417,217)         (5,966,470)

    Proceeds from sales of revenue-earning equipment                    4,561,997           4,735,027

    Changes in assets and liabilities:
        Receivables                                                       (40,855)             59,512

        Due from affiliates                                               199,971             145,285

        Inventories and prepaid expenses and
           other assets                                                      (512)            (20,131)

        Accounts payable                                                   24,074              47,503

        Accrued liabilities                                                56,554              (7,611)

        Accrued taxes                                                      49,088              19,977

    Payments of public liability and property
        damage claims and expenses                                        (87,228)           (103,290)
                                                                      -----------         -----------

           Net cash (used in) provided by operating activities           (409,947)             41,077
                                                                      -----------         -----------

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousand of Dollars)
                                    Unaudited


                                                                   Nine Months
                                                                Ended September 30,
                                                          -------------------------------
                                                             1998                 1997
                                                             ----                 ----
Cash flows from investing activities:
    Property and equipment expenditures                   $  (190,213)        $  (153,246)
    Proceeds from sales of property and equipment              30,844              36,373
    Available-for-sale securities:
        Purchases                                              (2,304)             (1,692)
        Sales                                                   2,049               1,574
    Sale of operations, net of cash                             4,341               2,214
    Acquisitions of new businesses, net of cash              (315,651)                 --
                                                          -----------         -----------
           Net cash used in investing activities             (470,934)           (114,777)
                                                          -----------         -----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                  449,453             402,955
    Repayment of long-term debt                              (373,920)           (210,987)
    Short-term borrowings:
        Proceeds                                            1,621,172           1,476,590
        Repayments                                         (1,083,810)         (1,167,105)
        Ninety-day term or less, net                          379,694            (421,803)
    Cash dividend paid to Ford                                     --            (460,000)
    Issuance of preferred stock to Ford                            --             129,000
    Redemption of preferred stock from Ford                        --            (130,135)
    Sale of common stock                                           --             453,068
    Cash dividends paid on common stock                       (16,218)             (5,410)
    Purchases of treasury stock                               (13,477)                 --
    Exercise of stock options                                   3,046                  --
    Other                                                       1,529                  --
                                                          -----------         -----------
        Net cash provided by financing activities             967,469              66,173
                                                          -----------         -----------

Effect of foreign exchange rate changes on cash                   268                (270)
                                                          -----------         -----------

Net increase (decrease) in cash and equivalents
    during the period                                          86,856              (7,797)
Cash and equivalents at beginning of year                     152,620             179,311
                                                          -----------         -----------
Cash and equivalents at end of period                     $   239,476         $   171,514
                                                          ===========         ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amounts capitalized)             $   240,694         $   230,677
        Income taxes                                          103,868              80,673

In connection with acquisitions made in 1998, liabilities assumed were $117 million.

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

       On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock in an initial public offering (the "Offering") and received net proceeds of $453 million from the sale, and redeemed its 1,290 shares of Series C Preferred Stock for $130 million. The net proceeds received from the initial public offering were used to pay down notes payable. After the Offering, Ford beneficially owned 49.4% of the outstanding Class A Common Stock of the Company (which has one vote per share) and 100% of the outstanding Class B Common Stock of the Company (which has five votes per share). At September 30, 1998, the common stock beneficially owned by Ford represents in the aggregate 94.6% of the combined voting power of all of the Company's outstanding common stock and 81.1% of the economic interest in the Company. Accordingly, Ford is able to direct the election of all of the members of the Company's Board of Directors and to exercise a controlling influence over the business and affairs of the Company.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation (continued)

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), dealing with the costs of internal use software. The treatment accorded such costs in the past has been very diverse in practice. The SOP will require capitalization of such costs after certain preliminary development efforts have been made. Costs to be capitalized are direct costs and interest costs related to development efforts. The SOP is effective for fiscal years beginning after December 15, 1998. Earlier application is permitted for years which financial statements have not been issued. Management is evaluating the impact that the SOP may have on the Company's financial position or results of operations.

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

Note 2 - Earnings Per Share

        The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                  Three Months                             Nine Months
                                                 Ended Sept. 30,                         Ended Sept. 30,
                                         --------------------------------        --------------------------------
                                             1998                1997                1998                1997
                                             ----                ----                ----                ----
Basic earnings per share:
    Net income                           $    118,678        $     93,434        $    229,142        $    167,054
                                         ------------        ------------        ------------        ------------
    Average common shares
        outstanding                       108,070,628         108,230,984         108,119,193         108,245,786
                                         ------------        ------------        ------------        ------------
    Basic earnings per share             $       1.10        $       0.86        $       2.12        $       1.54
                                         ============        ============        ============        ============
Diluted earnings per share:
    Net income                           $    118,678        $     93,434        $    229,142        $    167,054
                                         ------------        ------------        ------------        ------------
    Average common shares
        outstanding                       108,070,628         108,230,984         108,119,193         108,245,786
    Dilutive effect of stock
        options                               486,581             400,855             478,065             363,694
                                         ------------        ------------        ------------        ------------
    Average diluted common shares
        outstanding                       108,557,209         108,631,839         108,597,258         108,609,480
                                         ------------        ------------        ------------        ------------
    Diluted earnings per share           $       1.09        $       0.86        $       2.11        $       1.54
                                         ============        ============        ============        ============

       At September 30, 1998, options to purchase 1,008,100 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the common shares.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Purchases and Sales of Operations

       During the nine months ended September 30, 1998, the Company acquired one European and eight North American equipment rental and sales companies. The aggregate purchase price of the acquisitions was $315.7 million, net of cash acquired, plus the assumption of $89.6 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $189.6 million, which has been recognized as goodwill and is being amortized over periods from twenty-five to forty years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company. The aggregate purchase price included $5.4 million paid to shareholders of two of the acquired companies in exchange for covenants not to compete, which are being amortized over the contractual terms of the individual covenants.

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

Note 5 - Depreciation of Revenue-Earning Equipment

       Depreciation of revenue-earning equipment includes the following (in thousands of dollars):

                                                       Unaudited
                                                   Three Months Ended
                                                      September 30,
                                                   --------------------
                                                   1998            1997
                                                   ----            ----
Depreciation of revenue-earning equipment        $299,087        $261,420
Adjustment of depreciation upon disposal
    of the equipment                                1,733           1,919
Rents paid for vehicles leased                      3,633           3,608
                                                 --------        --------
          Total                                  $304,453        $266,947
                                                 ========        ========


                                                        Unaudited
                                                     Nine Months Ended
                                                       September 30,
                                                   --------------------
                                                   1998            1997
                                                   ----            ----
Depreciation of revenue-earning equipment        $779,433        $719,036
Adjustment of depreciation upon disposal
    of the equipment                                6,807           1,516
Rents paid for vehicles leased                     10,348          10,187
                                                 --------        --------
          Total                                  $796,588        $730,739
                                                 ========        ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Depreciation of Revenue-Earning Equipment (continued)

       The adjustment of depreciation upon disposal of revenue-earning equipment for the three months ended September 30, 1998 and 1997 included a net gain of $.3 million and a net loss of $.3 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and net losses of $2.1 million and $1.6 million, respectively, in the car rental and car leasing operations.

       The adjustment of depreciation upon disposal of revenue-earning equipment for the nine months ended September 30, 1998 and 1997 included a net loss of $1.1 million and a net gain of $.5 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and net losses of $5.7 million and $2.0 million, respectively, in the car rental and car leasing operations.

     During the nine months ended September 30, 1998, the Company purchased Ford vehicles at a cost of approximately $2.8 billion and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.5 billion.

Note 6 - Debt

    Debt at September 30, 1998 and December 31, 1997 consisted of the following (in thousands of dollars):

                                                                                   Sept. 30,          Dec. 31,
                                                                                      1998              1997
                                                                                      ----              ----
Notes payable, including commercial
    paper, average interest rate:  1998, 5.7%;
    1997, 6.2%                                                                     $1,978,469        $1,309,130

Promissory notes, average interest rate:
    1998, 7.0%; 1997, 7.2%
    (effective average interest rate:
    1998, 7.0%; 1997, 7.3%)
    net of unamortized discount:  1998, $4,381;
    1997, $3,030; due 1999 to 2028                                                  2,445,619         2,246,970

Senior subordinated promissory notes,
    average interest rate 9.5%;
    (effective average interest rate 9.7%);
    net of unamortized discount of $43 in 1997                                             --            99,957

Junior subordinated promissory notes,
    average interest rate 6.9%; net of
    unamortized discount:  1998, $169;
    1997, $201; due 2000 to 2003                                                      399,831           399,799

Subsidiaries' short-term debt, in foreign
    currencies, including commercial paper in millions (1998, $983.1; 1997,
    $637.7); and other borrowings; average interest rate:
    1998, 4.9%; 1997, 5.2%                                                            997,037           659,812
                                                                                   ----------        ----------

        Total                                                                      $5,820,956        $4,715,668
                                                                                   ==========        ==========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Debt (continued)

       The aggregate amounts of maturities of debt for the twelve-month periods following September 30, 1998 are as follows (in millions): 1999, $3,056.9 (including $2,931.6 of commercial paper and short-term borrowings); 2000, $602.6; 2001, $404.8; 2002, $552.3; 2003, $400.2; after 2003, $804.2.

       At September 30, 1998, approximately $675 million of the Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

       At September 30, 1998, the Company had a $250 million loan outstanding from Ford.

       The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at September 30, 1998 of the swap agreements is to give the Company an overall effective weighted- average rate on debt of 6.21%, with 49% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.17%, with 50% of debt subject to variable interest rates when not considering the swap agreements. At September 30, 1998, these agreements expressed in notional amounts aggregated $85.1 million. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At September 30, 1998, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $1.7 million. The notional principal of $85.1 million matures as follows: $8.1, $45.4, $22.0, $8.3, $1.2 and $.1 in 1998, 1999, 2000, 2001, 2002 and 2003, respectively.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Long-Term Equity Compensation Plan (continued)

       The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,026 shares. As part of the Offering, the Company granted awards of 701,025 shares of restricted stock and 1,423,470 nonqualified stock options. The options were granted at the initial public offering price of $24.00 per share. At September 30, 1998, 237,051 stock options and 89,975 shares of restricted stock had been forfeited. The Awards granted vest over various anniversaries of the date of grant with all awards vesting by the fifth anniversary of the date of grant.

       On April 2, 1998, the Company granted 1,012,900 nonqualified stock options. The options were granted at the closing market price on that day of $48.69 per share. At September 30, 1998, 25,300 stock options had been forfeited.

       On May 21, 1998, the Company granted additional awards of 20,000 shares of restricted stock. Upon issuance of the restricted shares, the unamortized value of restricted stock was charged to stockholders' equity and is being amortized as compensation expense ratably over vesting periods.

       During the nine months ended September 30, 1998, the Company acquired 352,165 shares of its Class A Common Stock for requirements under its incentive stock plan.

Note 8 - Segment Information

       The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment and related franchise fees ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income before income taxes for the three months and nine months ended September 30, 1998 and 1997 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and interest expense incurred in connection with the acquisition of the Company by Park Ridge Corporation in December 1987 and UAL, Inc. in August 1985, as well as other business activities, such as claims management and telecommunication services.

                                                            Three Months Ended September 30,
                                                    --------------------------------------------------------
                                                                                         Income (Loss)
                                                             Revenues                 Before Income Taxes
                                                    --------------------------      ------------------------
                                                       1998            1997           1998           1997
                                                       ----            ----           ----           ----
Car rental and leasing                              $  1,026.7      $    972.4      $  181.1       $  150.7
Industrial and construction equipment rental             189.5           122.8          28.0           23.6
Corporate and other                                        8.9             6.9          (8.8)         (12.6)
                                                    ----------      ----------      ---------      ---------
    Consolidated total                              $  1,225.1      $  1,102.1      $  200.3       $  161.7
                                                    ==========      ==========      =========      =========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Segment Information (continued)

                                                            Nine Months Ended September 30,
                                                    --------------------------------------------------------
                                                                                        Income (Loss)
                                                             Revenues                 Before Income Taxes
                                                    --------------------------      ------------------------
                                                       1998            1997           1998            1997
                                                       ----            ----           ----            ----
Car rental and leasing                              $  2,718.6      $  2,617.7      $  358.7       $  256.9
Industrial and construction equipment rental             430.4           318.2          47.7           51.7
Corporate and other                                       23.3            20.9         (18.1)         (19.9)
                                                    ----------      ----------      ---------      ---------
    Consolidated total                              $  3,172.3      $  2,956.8      $  388.3       $  288.7
                                                    ==========      ==========      =========      =========


Note 9 - Comprehensive Income

       The Company adopted SFAS 130, "Reporting Comprehensive Income" for 1998. Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $21,500 and $30,458 at September 30, 1998 and December 31, 1997, respectively. Comprehensive income for the three months and nine months ended September 30, 1998 and 1997 was as follows (in thousands of dollars):

                                                               Three Months Ended
                                                                  September 30,
                                                             ------------------------
                                                               1998            1997
                                                               ----            ----
Net income                                                   $118,678        $ 93,434

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                   14,153          (6,336)
    Unrealized gains on available-for-sale securities             148              45
                                                             --------        --------
       Other comprehensive income (loss)                       14,301          (6,291)
                                                             --------        --------
Comprehensive income                                         $132,979        $ 87,143
                                                             ========        ========


                                                                Nine Months Ended
                                                                  September 30,
                                                              ------------------------
                                                              1998             1997
                                                              ----             ----
Net income                                                   $229,142        $ 167,054

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                    8,958          (29,136)
    Unrealized gains on available-for-sale securities             166               24
                                                             --------        ---------
       Other comprehensive income (loss)                        9,124          (29,112)
                                                             --------        ---------
Comprehensive income                                         $238,266        $ 137,942
                                                             ========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months ended September 30, 1998 Compared with Three Months ended September 30, 1997

Summary

       The following table sets forth for the three months ended September 30, 1998 and 1997 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                        Percentage of Revenues
                                                          Three Months Ended
                                                             September 30,
                                                        ----------------------
                                                          1998          1997
                                                          ----          ----
Revenues:
    Car rental                                             81.9%         85.9%
    Industrial and construction equipment rental           15.5          11.1
    Car leasing                                              .8            .9
    Franchise fees and other revenue                        1.8           2.1
                                                        -------       -------
                                                          100.0         100.0
                                                        -------       -------
Expenses:
    Direct operating                                       42.0          43.5
    Depreciation of revenue-earning equipment              24.8          24.2
    Selling, general and administrative                     9.8          10.3
    Interest, net of interest income                        7.0           7.3
                                                        -------       -------
                                                           83.6          85.3
                                                        -------       -------

Income before income taxes                                 16.4          14.7
Provision for taxes on income                               6.7           6.2
                                                        -------       -------
Net income                                                  9.7%          8.5%
                                                        =======       =======


       The following table sets forth certain selected operating data of the Company for the three months ended September 30, 1998 and 1997:


                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                        1998               1997
                                                        ----               ----
Car rental and other operations:
    Average number of owned cars operated
        during period                                   335,000           317,000
    Number of transactions of owned car
        rental operations during period               5,801,000         5,549,000
    Average revenue per transaction of owned
        car rental operations during period
        (in whole dollars)                           $   173.07        $   170.63
Equipment rental operations:
    Average cost of rental equipment operated
        during period (in millions)                  $    1,480        $    1,079

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

       The Company achieved record revenues of $1,225.1 million in the third quarter of 1998, which increased by 11.2% from $1,102.1 million in the third quarter of 1997. Revenues from car rental operations of $1,004.0 million in the third quarter of 1998 increased by $57.1 million, or 6.0% from $946.9 million in the third quarter of 1997. The increase was primarily the result of an increase in the number of transactions in the United States that contributed $39.6 million in increased revenue and continued pricing improvement worldwide that contributed $20.1 million. This increase was partially offset by a decrease of $4.6 million from the effects of foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

       Revenues from industrial and construction equipment rental of $189.5 million in the third quarter of 1998 increased by 54.3% from $122.8 million in the third quarter of 1997. Of this $66.7 million increase, approximately $53.3 million was due to an increase in volume resulting from the inclusion of ten acquired businesses and 33 new locations opened worldwide in the last 12 months, and approximately $13.4 million was due to increased activity from existing locations which grew 10.9%.

       Revenues from all other sources of $31.7 million in the third quarter of 1998 decreased by 2.3% from $32.5 million in the third quarter of 1997, primarily due to the recognition, in the third quarter of 1997, of the initial fee from the franchising of Denmark and Norway car rental operations, which had been corporately owned.

Expenses

       Total expenses of $1,024.8 million in 1998 increased by 9.0% from $940.4 million in 1997; however, total expenses as a percentage of revenues decreased to 83.6% in 1998 from 85.3% in 1997.

       Direct operating expenses of $514.7 million in 1998 increased by 7.4% from $479.4 million in 1997, but were lower in 1998 as a percentage of revenues. The increase was primarily the result of increases in wages, commissions and facility costs, partly offset by the effects of foreign currency translation, higher recoveries of concession fees and refueling costs, and favorable self-insurance claims experience.

       Depreciation of revenue-earning equipment for the car rental and car leasing operations of $250.9 million in 1998 increased by 5.9% from $236.9 million in 1997, primarily due to an increase in the number of cars operated worldwide and decreases in the net proceeds received in excess of book value on the disposal of the cars resulting in a $2.1 million loss in 1998 versus a $1.6 million loss in 1997. Depreciation of revenue-earning equipment for the industrial and construction equipment rental operations of $53.6 million in 1998 increased by 78.1% from $30.1 million in 1997, primarily due to acquisitions of equipment rental and sales companies and an increase in both the volume and cost of equipment operated.

       Selling, general and administrative expenses of $119.8 million in 1998 increased by 5.8% from $113.2 million in 1997, but decreased as a percentage of revenues. The increase in 1998 was primarily the result of increases in advertising costs and sales promotion, which were partly offset by decreases in administrative costs and the effects of foreign currency translation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Expenses (continued)

       Interest expense of $85.9 million in 1998 increased 6.3% from $80.8 million in 1997, primarily due to higher average debt levels. This was partly offset by a lower weighted average interest rate.

       The tax provision of $81.6 million in 1998 increased 19.6% from $68.3 million in 1997, primarily due to the higher income before income taxes in 1998. The effective tax rate in 1998 was 40.8% as compared to 42.2% in 1997. See Note 4 to the Notes to the Company's consolidated financial statements.

Net Income

       The Company achieved record net income of $118.7 million in the third quarter of 1998, or $1.09 per share on a diluted basis, representing an increase of 27% from $93.4 million, or $.86 per share on a diluted basis, in the third quarter of 1997. This increase primarily reflects higher revenues and improved profit margins in worldwide car rental operations and the net effect of the other contributing factors mentioned above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Nine Months ended September 30, 1998 Compared with Nine Months ended September 30, 1997

Summary

       The following table sets forth for the nine months ended September 30, 1998 and 1997 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                       Percentage of Revenues
                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                          1998          1997
                                                          ----          ----
Revenues:
    Car rental                                             83.6%         86.2%
    Industrial and construction equipment rental           13.6          10.8
    Car leasing                                              .9           1.0
    Franchise fees and other revenue                        1.9           2.0
                                                        -------       -------
                                                          100.0         100.0
                                                        -------       -------
Expenses:
    Direct operating                                       44.7          46.5
    Depreciation of revenue-earning equipment              25.1          24.7
    Selling, general and administrative                    10.8          11.1
    Interest, net of interest income                        7.2           7.9
                                                        -------       -------
                                                           87.8          90.2
                                                        -------       -------

Income before income taxes                                 12.2           9.8
Provision for taxes on income                               5.0           4.1
                                                        -------       -------
Net income                                                  7.2%          5.7%
                                                        =======       =======


       The following table sets forth certain selected operating data of the Company for the nine months ended September 30, 1998 and 1997:


                                                           Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                         1998              1997
                                                         ----              ----
Car rental and other operations:
    Average number of owned cars operated
        during period                                    305,000            294,000
    Number of transactions of owned car
        rental operations during period               16,496,000         16,001,000
    Average revenue per transaction of owned
        car rental operations during period
        (in whole dollars)                           $    160.80        $    159.33
Equipment rental operations:
    Average cost of rental equipment operated
        during period (in millions)                  $     1,268        $       992

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Revenues

       The Company achieved record revenues of $3,172.3 million in the first nine months of 1998, which increased by 7.3% from $2,956.8 million in the first nine months of 1997. Revenues from car rental operations of $2,652.6 million in the first nine months of 1998 increased by $103.1 million, or 4.0% from $2,549.5 million in the first nine months of 1997. The increase was primarily the result of an increase in transactions in the United States that contributed $74.9 million in increased revenue and an increase in rates worldwide that contributed $57.8 million. This increase was partially offset by a decrease of $30.9 million from the effect of the strong U.S. dollar on foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

       Revenues from industrial and construction equipment rental of $430.2 million in the first nine months of 1998 increased by 35.2% from $318.2 million in the first nine months of 1997. Of this $112.0 million increase, approximately $79.1 million was due to an increase in volume resulting from the inclusion of ten acquired businesses and 33 new locations opened worldwide in the last 12 months, and approximately $32.9 million was due to increased activity from existing locations which grew 10.3%.

       Revenues from all other sources of $89.4 million in the first nine months of 1998 increased by 0.3% from $89.1 million in the first nine months of 1997, primarily due to an increase in franchise revenues. This increase was partially offset by the effect of foreign currency translation.

Expenses

       Total expenses of $2,784.0 million in 1998 increased by 4.3% from $2,668.1 million in 1997; however, total expenses as a percentage of revenues decreased to 87.8% in 1998 from 90.2% in 1997.

       Direct operating expenses of $1,415.2 million in 1998 increased by 2.8% from $1,376.2 million in 1997, but were lower in 1998 as a percentage of revenues. The increase was primarily the result of increases in wages and facility costs. These increases were partly offset by the effects of foreign currency translation, recoveries of concession fees and refueling costs, and favorable self-insurance claims experience.

       Depreciation of revenue-earning equipment for the car rental and car leasing operations of $686.7 million in 1998 increased by 3.1% from $665.2 million in 1997, primarily due to an increase in the number of cars operated worldwide and decreases in the net proceeds received in excess of book value on the disposal of the cars resulting in a $5.7 million loss in 1998 versus a $2.0 million loss in 1997. Depreciation of revenue-earning equipment for the industrial and construction equipment rental operations of $109.9 million in 1998 increased by 67.5% from $65.6 million in 1997, primarily due to acquisitions of equipment rental and sales companies and an increase in both the volume and cost of equipment operated.

       Selling, general and administrative expenses of $344.2 million in 1998 increased by 4.7% from $328.7 million in 1997, but decreased as a percent of revenue in 1998 as compared to 1997. The increase was a result of increases in advertising costs and sales promotion, which was partially offset by decreases in administrative costs and the effects of foreign currency translation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Expenses (continued)

       Interest expense of $227.9 million in 1998 decreased 1.9% from $232.4 million in 1997, primarily due to lower average debt levels and interest expense of $4.3 million incurred in 1997, relating to funding a $460 million dividend paid by the Company on its common stock to Ford in the first quarter of 1997. These decreases were partly offset by lower interest income in 1998.

       The tax provision of $159.2 million in 1998 increased 30.9% from $121.7 million in 1997, primarily due to the higher income before income taxes in 1998. The effective tax rate in 1998 was 41.0% as compared to 42.1% in 1997. See Note 4 to the Notes to the Company's consolidated financial statements.

Net Income

       The Company achieved record net income of $229.1 million in the first nine months of 1998, or $2.11 per share on a diluted basis, representing an increase of 37.2% from $167.1 million, or $1.54 per share on a diluted basis, in the first nine months of 1997. This increase was primarily due to higher revenues and improved profit margins in the worldwide car rental operations and the net effect of the other contributing factors mentioned above.

Liquidity and Capital Resources

       The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue-earning equipment, which consists of cars, and industrial and construction equipment. For the nine months ended September 30, 1998, the Company's expenditures for revenue-earning equipment were $6.4 billion (partially offset by proceeds from the sale of such equipment of $4.6 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the nine months ended September 30, 1998, the Company expended $316 million for new businesses acquired and assumed $90 million of related debt. For the nine months ended September 30, 1998, the Company's capital investments for property and non-revenue-earning equipment were $190 million. The Company's customer receivables are also liquid with approximately 32 days of total annual sales outstanding.

       To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the U.S. domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of September 30, 1998 was $2.9 billion with maturities ranging from 1999 to 2028. This includes a $250 million term loan from Ford, which matures on November 15, 1999. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

September 30, 1998, the total debt for the foreign operations was $997 million, of which $983 million was short-term (original maturity of less than one year) and $14 million was long-term. At September 30, 1998, the total amounts outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $72 and $189, respectively. The Irish commercial paper program had no amounts outstanding at September 30, 1998.

       At September 30, 1998, the Company had committed bank credit facilities totaling $2.1 billion, which are primarily represented by a combination of five-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these agreements allow any subsidiary of the Company to borrow under the facilities based on a guarantee by the Company. Effective July 1, 1998, the five-year agreements, with facilities totaling $1,196 million, were renegotiated and currently $63 million expires on June 30, 2002 and $1,133 million expires on June 30, 2003. The 364-day agreements, totaling $857 million, expire on June 23, 1999. The five-year agreements have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. The 364-day agreements permit the Company to convert any amount outstanding prior to expiration into a four-year term loan.

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

       On September 10, 1998 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to shareholders of record as of August 14, 1998.

       On October 26, 1998 the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock, payable on December 10, 1998 to shareholders of record as of November 16, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000

       The Company initiated a comprehensive year 2000 date conversion project plan in early 1997. The Company's year 2000 effort includes worldwide computer-based applications, operating software, computer hardware, telecommunications systems, external data exchanges, electronic equipment and facilities systems.

       State of Readiness: The plan is structured into five primary phases: inventory, assessment, correction, testing and implementation. The inventory is an investigation of all information technology (IT) and non-IT hardware and software components used by the Company. The assessment is an analysis of each component to determine date sensitivity to the year 2000. The correction phase is the effort to fix, replace, upgrade or eliminate non-compliant hardware and software. The testing phase involves verifying the results of the correction effort, and implementation is the effort to deploy the fixes into a production environment. The Company has completed the inventory and assessment of all critical components and is 40% complete with correction of known non-compliant components, 35% complete with testing and 35% complete with implementation. The Company expects its year 2000 date conversion project to be completed on a timely basis. Project completion is planned for the middle of 1999.

       The Company has initiated ongoing communications with its significant vendors and service providers to determine the extent to which the Company is vulnerable to those third-parties' failures to remediate their own year 2000 issue. To date, none of the Company's vendors or service providers has disclosed that they anticipate a business interruption. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely manner or that any such failure to convert by another company would not have a material adverse effect on the Company.

       Costs to Address Year 2000 Issues: The total estimated cost of the conversion is $15 million to $20 million. Software remediation is being expensed as incurred. Approximately $7.3 million of the cost of conversion has been incurred through the first nine months of 1998. The Company has expended approximately $9.4 million from inception through September 30, 1998. The costs are being funded through operating cash flows. These costs represent 7% of the Company's information technology budget. The Company has contracted with outside vendors to perform remediations. In addition, the Company has invested in technologies that allow concurrent application development. As a result, the Company has not deferred any significant information technology projects to address the year 2000 issue.

       The Risks: The worst case scenarios for the Company with respect to year 2000 problems involve: (1) a temporary disruption due to service providers' system failures or localized power failures which could result in longer transaction times and problems with reservations; (2) an interruption in airline operations affecting the level of airport rental activity; or (3) a temporary inability to obtain rental vehicles or equipment to meet rental demand due to the failure of one or more suppliers which could be mitigated by retaining vehicles or equipment longer than planned. The occurrence of any of these events could have a material impact on the Company's business and results of operations.

       Contingency Plans: Contingency measures are included within the structure of the year 2000 project. Such plans include the identification of preemptive strategies and the development and distribution of business continuity procedures in the event computer systems, local energy sources or telecommunications systems are temporarily not available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Euro Currency Conversion

       The single European currency ("euro") will be introduced on January 1, 1999 with a complete transition to this new currency by January 1, 2002. The Company plans to price its product in euros during the transition period as the market and customers require. The Company does not believe the increased price transparency between participating countries will have a material adverse effect on pricing, since costs incurred by the Company and its competitors vary by country.

       The conversion to the euro may reduce the Company's exposure to changes in foreign exchange rates and hedging costs. However, because there will be less diversity in foreign currencies, changes in the euro's value in relation to the U.S. dollar could have a more pronounced effect, either positive or negative, when translating and consolidating these operations.

       Required information system changes are on schedule to be completed by the end of this year. These changes will be minimal and only involve systems that interface with customers, such as billing systems. The Company will present invoices to customers in euros as well as local currency. The Company's systems support currency triangulation; therefore, no additional expense will be incurred to incorporate this functionality.

       The Company is preparing for a conversion to the euro for internal accounting purposes at the end of the year 2001. Earlier implementation may take place in certain countries where it would be operationally feasible to do so. Human resource costs will be incurred in planning and coordinating the conversion; however, these costs are not expected to be material. The Company believes major information technology system changes to support this conversion will not be required.

       Pursuant to the Private Securities Litigation Reform Act of 1995, certain statements contained in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, without limitation, those concerning the Company's year 2000 and euro currency conversion projects, may contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   4 Instruments defining the rights of security holders, including indentures. During the quarter ended September 30, 1998, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long- term debt.

                  12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1998 and 1997.

                  27 Financial Data Schedule for the nine months ended September 30, 1998.

              (b)  Reports on Form 8-K:

                         The Company filed a Form 8-K dated July 27, 1998 reporting the issuance of a press release with respect to its declaration of a quarterly dividend.

                         The Company filed a Form 8-K dated July 20, 1998 reporting the issuance of a press release with respect to its second quarter 1998 earnings.




                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE HERTZ CORPORATION
                                                   (Registrant)


Date: November 12, 1998                By:         /s/ Paul J. Siracusa
                                          -------------------------------------
                                          Paul J. Siracusa
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial officer and duly
                                          authorized officer)

                                  EXHIBIT INDEX






Exhibit
  No.                      Description                                                         Page No.
  ---                      -----------                                                         --------
  12                       Computation of Ratio of Earnings                                        27
                           to Fixed Charges for the nine months
                           ended September 30, 1998 and 1997.

  27                       Financial Data Schedule for the                                       28-29
                           nine months ended September 30, 1998.