Form 10-K405
period 1998-12-31
HERTZ CORP
filed 1999-03-19
CIK 47129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                               Name of Each Exchange
         Title of Each Class                                   On Which Registered
         -------------------                                   ---------------------
         Class A Common Stock, Par Value $.01 per share        New York Stock Exchange
         6 5/8% Junior Subordinated Notes due July 15, 2000    New York Stock Exchange
         7% Junior Subordinated Notes due July 15, 2003        New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the New York Exchange Composite Transaction closing price of the Class A Common Stock ($42.875 per share), as of March 1, 1999, was $872,890,152.75. For purposes of this computation, 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such beneficial owners are, in fact, affiliates of the Registrant. At March 1, 1999, 40,604,787 shares of the Registrant's Class A Common Stock, par value $0.01 per share, were outstanding and 67,310,167 shares of the Registrant's Class B Common Stock, par value $0.01 per share, were outstanding.

                      Documents Incorporated By Reference

         Document                                              Where Incorporated
         --------                                              ------------------
         Proxy Statement for 1999                              Part III (Items 10, 11, 12 and 13)
         Annual Meeting of Stockholders

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

On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock, in an initial public offering ("Offering"). After the Offering, Ford beneficially owned (i) 49.4% of the outstanding Class A Common Stock (which has one vote per share) and (ii) 100% of the outstanding Class B Common Stock of the Company (which has five votes per share). At December 31, 1998, the common stock beneficially owned by Ford represents in the aggregate 94.6% of the combined voting power of all of the Company's outstanding common stock and 81.1% of the economic interest in the Company. Accordingly, Ford is able to direct the election of all of the members of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company.

The Company and its affiliates and independent licensees operate what the Company believes is the largest car rental business in the world based upon revenues and volume of rental transactions and one of the largest industrial and construction equipment rental businesses in the United States based upon revenues. The Company's Hertz(R) brand name is recognized worldwide as a leader in quality rental and leasing services and products. The Company, together with its affiliates and independent licensees, currently rents and leases cars and light trucks, rents industrial and construction equipment and operates its other businesses from over 5,000 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. For the year ended December 31, 1998, the Company generated record revenues, income before income taxes and net income of $4.2 billion, $465.4 million and $277.0 million, respectively. The Company and its predecessors have been profitable in every year since 1952, when one of the Company's predecessors first became a public company.

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

CAR RENTAL
The Company believes it maintains the largest network of company-owned car rental locations both in the United States and in Europe, and the largest number of on-airport car rental locations in the world, enabling the Company to provide consistent quality, pricing and service worldwide. The Company derives approximately 82% of its car rental revenues from on-airport locations. According to information disclosed by the largest 161 U.S. airports, the Company maintained the leading on-airport car rental market share at such airports during 1998 of over 30% in terms of revenues and has maintained market share at approximately this level during each of the last five years.

During 1998, approximately 54% of the Company's worldwide car rental revenues was generated from business travelers and approximately 46% from leisure travelers. The Company has a worldwide marketing and sales organization focused on both commercial accounts/group sales and the travel industry, including travel agents, as well as a comprehensive program of retail and trade advertising, internet, direct mail and other targeted marketing.

The Company's Hertz #1 Club Gold(R) service provides an expedited rental service to members at over 700 locations worldwide. At December 31, 1998, there were over 2.5 million active Hertz #1 Club Gold(R) members who accounted for approximately 44% of the Company's U.S. car rental transactions in 1998. Through its many travel industry relationships with airlines and hotels, the Company has targeted the most frequent travelers to become Hertz #1 Club Gold members.

The Company's worldwide car rental operations and certain other related activities generated $3.6 billion in revenue and $426 million in income before income taxes during 1998.

INDUSTRIAL AND CONSTRUCTION EQUIPMENT RENTAL
The Company, through its wholly-owned subsidiary, Hertz Equipment Rental Corporation ("HERC"), maintains a significant market share in the U.S. industrial and construction equipment rental market. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, small tools, compaction equipment and construction-related trucks through a network in North America of 206 branch locations.

HERC maintains an established national accounts program with over 1,500 customers who generated 38% of HERC's North American revenues in 1998. As of December 31, 1998, HERC maintained a fleet with an original investment cost of approximately $1,654 million and a weighted-average age of 22 months. HERC generated $631.3 million in revenue and $77.1 million in income before income taxes during 1998.

OTHER ACTIVITIES
Other activities of the Company include self-insurance operations for both its car rental and industrial and construction equipment rental businesses, car leasing operations in certain international markets, the sales of its used cars and equipment, third party claim management services and telecommunications services in the United States.

The Company, which was incorporated in Delaware in 1967, is a successor to corporations that have been engaged in the automobile and truck leasing and rental business since 1918. As a result of a series of transactions in 1993 and 1994, the Company became a wholly-owned subsidiary of Ford. Prior to that time and until 1987, when Ford first acquired an ownership interest in the Company, the Company had been a subsidiary of UAL Corporation (formerly Allegis Corporation) ("UAL"), which had acquired the Company's outstanding capital stock from RCA Corporation ("RCA") in 1985. See Notes 1 and 6 of the Notes to the Company's consolidated financial statements included in this Report.

The Company's principal executive offices are located at 225 Brae Boulevard, Park Ridge, New Jersey 07656. The Company's telephone number is (201) 307-2000 and its website is www.hertz.com.

"Hertz", "HERC", "The Source", "Hertz Local Edition", "Hertz #1 Club Gold", "The Hertz #1 Club", and "Hertz NeverLost" are trademarks or service marks of the Company. All other trademarks, service marks or brand names appearing in this Report are the property of their respective holders.

BUSINESS SEGMENTS
The Company's business consists of two significant segments, rental and leasing of cars and light trucks ("car rental"), and the rental of industrial, construction and material handling equipment ("industrial and construction equipment rental"). Set forth below is certain information with respect to these segments, as well as "corporate and other", for the year ended December 31, 1998. Corporate and other includes general corporate expenses, as well as other business activities, such as claim management and telecommunication services. See Note 12 of the Notes to the Company's consolidated financial statements included in this Report.

                                                              Year Ended December 31, 1998
                                                  -----------------------------------------------------
                                                                 Industrial and
                                                                  Construction
                                                                   Equipment       Corporate
                                                   Car Rental        Rental        and Other
                                                  ------------   --------------   ------------
                                                  Amount    %    Amount      %    Amount    %    Total
                                                  ------   ---   ------     ---   ------   ---   ------
                                                                   Dollars in millions
Revenues........................................  $3,573    84    $ 631      15     $ 34     1   $4,238
Amortization of intangibles.....................       5    19        4      15       17    66       26
Operating income (loss) (pre-tax income before
  interest).....................................     656    85      143      19      (27)  (4)      772
Income (loss) before income taxes...............     426    91       77      17      (38)  (8)      465
Revenue earning equipment, net, at end of
  year..........................................   4,473    77    1,309      23       --    --    5,782

The Company and its subsidiaries, affiliates and independent licensees operate locations throughout the United States and in approximately 140 foreign countries and jurisdictions. Set forth below is certain information with respect to the Company's U.S. and foreign operations for the year ended December 31, 1998 (substantially all of the Company's foreign operations consist of car rental and leasing operations).

                                                                  Year Ended December 31, 1998
                                                              ------------------------------------
                                                                  U.S.         Foreign
                                                              ------------   ------------
                                                              Amount    %    Amount    %    Total
                                                              ------   ---   ------   ---   ------
                                                                      Dollars in millions
Revenues....................................................  $3,283    77   $  955    23   $4,238
Amortization of intangibles.................................      21    81        5    19       26
Operating income (pre-tax income before interest)...........     648    84      124    16      772
Income before income taxes..................................     377    81       88    19      465
Revenue earning equipment, net, at end of year..............   4,749    82    1,033    18    5,782

WORLDWIDE CAR RENTAL

U.S. OPERATIONS
CAR RENTAL. The Company provides car rental services throughout the United States in or around all major U.S. cities and operates a nationwide, toll-free reservations system. Car rental facilities are operated at all major airports and in the central business districts and key suburban commercial centers in major U.S. cities. The Company estimates that airport revenues accounted for approximately 90% of its car rental revenues in the United States in 1998. The Company also maintains arrangements with selected hotels and railroad terminals to facilitate car rentals at such locations.

The Company uses a wide variety of makes and models of cars for daily rental purposes, nearly all of which are current year or the previous year's models. The Company rents cars on a daily, weekend, weekly or monthly basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. The Company's rates vary at different locations depending on local market, competitive and cost factors, and virtually all rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. In addition to car rentals and licensee fees, the Company generates revenues from providing customers with ancillary products and services such as Hertz #1 Club Gold(R), the Company's Rent It Here-Leave It There program, supplemental equipment (child seats, ski racks and portable cellular phones), loss or collision damage waiver, liability insurance and personal effects coverage, Hertz NeverLost navigational system and gasoline payment options.

The Company conducts operations in the United States through company-owned and licensee operated locations. Company-owned locations are those locations through which the Company rents cars that it owns, as compared to licensee locations through which licensees rent cars that they own. The Company believes that its extensive worldwide ownership of its operations contributes to the consistency of its high-quality service, strict cost control, fleet utilization, yield management, competitive pricing and the Company's ability to offer one-way rentals through its Rent It Here-Leave It There program. However, in certain smaller domestic markets, the Company has found it more efficient to operate through licensees. Together with its licensees, the Company operated a peak domestic fleet of more than 263,000 cars in 1998. At December 31, 1998, the Company owned 94% of all the cars in the combined Company-owned and licensee fleet.

The Company has concession agreements at approximately 200 airports in the United States. These agreements are entered into with airport authorities, either through negotiation or a bidding process, for a fixed number of car rental counter positions. The agreements typically provide for concession payments based upon a specified percentage of revenue generated at the airport, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

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

HERTZ LOCAL EDITION -- LOCAL USE AND INSURANCE REPLACEMENT. The Company, under the Hertz Local Edition brand name, "HLE," provides local use and replacement car rental services primarily to local customers in suburban neighborhoods within the United States. These services include providing replacement vehicles when customers' personal vehicles are out of service, generally due to an accident, theft or mechanical problem. A significant percentage of these rentals are referrals from insurance companies and car dealerships, which generally pay for all or a significant portion of the cost of such rentals.

At December 31, 1998, HLE operated in eight states with approximately 6,300 cars. The Company intends to capitalize on agreements with major insurance carriers and car dealerships and use its own sales, technology and marketing expertise to increase its market share.

HLE rents cars on a daily, weekend, weekly or monthly basis and derives additional revenues from the sale of collision damage waivers and refueling options. Rates vary at different locations depending on local market conditions and competitive factors. HLE's operations are subject to seasonal fluctuation, with greater activity occurring during the summer months because of heavier driving activity and the winter months because of hazardous driving conditions. HLE generally will hold its cars for 18 to 24 months, compared with 5 to 12 months for the Company's domestic car rental business, resulting in lower monthly holding costs. HLE is generally at risk with respect to the residual values of its cars and disposes of these cars through the Company's retail sales operations and auctions. See "Used Car Sales."

HERTZ TRUCK AND VAN RENTAL. The Company is building a nationwide network of truck and van rental locations across the United States to service the moving and local transportation needs of American households and the needs of small to medium-size businesses. Hertz Truck and Van Rentals provides trucks locally on a short-term basis. Related moving supplies and accessories are also available for sale and rental. Hertz' truck and van inventory includes two- and four-wheel-drive pickup trucks, regular and extended cargo vans and 15-20- and 24-foot "box" trucks. At December 31, 1998, Hertz Truck and Van Rental operated in 30 states.

INTERNATIONAL OPERATIONS
At December 31, 1998 the Company and its subsidiaries, affiliates and licensees, operated in approximately 140 foreign countries and jurisdictions. Outside the United States, and primarily in Europe, the Company operated a combined peak fleet of approximately 168,000 cars during 1998. In general, international operations are conducted similarly to those of the Company in the United States. Although the Company has found it more efficient to conduct a greater proportion of its international operations through licensees as compared to the Company's U.S. operations, it continues to conduct its operations primarily through Company-owned locations in the major European markets. The international car rental operations of the Company that generated the highest volumes of business in 1998 were those conducted in France, Germany, the United Kingdom, Italy, Canada, Spain, Australia and Switzerland. In addition, the Company owns operations in Puerto Rico, St. Thomas (USVI), New Zealand, Brazil, Belgium, Luxembourg and The Netherlands. In May 1998, the Company franchised its operations in Portugal, which had been corporately owned. See Note 6 to the Notes to the Company's consolidated financial statements included in this Report. The Company believes that, as in the United States, it maintains the leading airport car rental market share in Europe with a 1998 market share of approximately 28% in terms of revenues.

As in the United States, the Company offers Hertz #1 Club Gold(R) service at most major airport locations within Europe, Canada, Australia and New Zealand. The Company's global reservations system allows customers worldwide to book reservations in any of the Company's worldwide markets. Additionally, a local or toll-free telephone number is offered in all major foreign countries which provides access to the Company's global car rental reservations system.

CUSTOMERS
To focus its marketing, sales and pricing functions, the Company divides its customers into two groups, business and leisure. Business customers include large commercial accounts, small business accounts and government authorities. In 1998, business customers generated approximately 56% of the Company's U.S. car rental revenue on 62% of the Company's U.S. car rental transactions.

Leisure customers, including wholesale tour customers, represent the balance of the Company's U.S. car rental revenues and transactions, or approximately 44% of the Company's U.S. car rental revenue on 38% of the Company's U.S. car rental transactions. Revenue per transaction is higher for leisure rentals as compared to business rentals because leisure rentals are generally for longer periods. The Company's success in the leisure market is the result of its quality of service and the Company's competitive pricing. A significant number of leisure customers are the same customers who rent from the Company on business. Over the last several years, the relative proportion of the Company's revenues from business and leisure customers has remained relatively stable.

In 1998, the Company's business customers generated approximately 53% of the Company's international car rental revenues on 62% of the Company's international car rental transactions. In 1998, the Company's international leisure customers generated approximately 47% of the Company's international car rental revenues on 38% of the Company's international car rental transactions.

The Company believes that quality of service is of critical importance to customer satisfaction and brand loyalty. Accordingly, the Company places a high priority on monitoring and evaluating customer satisfaction through, among other methods, a series of rating systems, car and location inspections and management reporting.

REVENUE MANAGEMENT
The Company uses a point-of-sale revenue management program through which counter sales representatives sell car upgrades, supplemental equipment and optional services. This program of identifying and satisfying additional customer requirements enhances the Company's revenues and transaction yields.

MARKETING, SALES AND ADVERTISING
The Company has a worldwide marketing and sales organization focused on both commercial accounts/group sales and the travel industry, including travel agents, as well as a comprehensive program of retail and trade advertising, direct mail and other targeted marketing (such as special rental packages for skiers and golfers).

The Company's commercial and group sales force supports larger commercial accounts, smaller corporate affiliations, government and group relationships (such as the American Automobile Association, the American Association of Retired Persons, the American Bar Association and the American Medical Association.). In order to provide targeted sales to the travel industry community, the Company has sales employees and engages independent contractors throughout the United States, all of whom are dedicated to serving travel agents, airlines, tour wholesalers and related sources of rentals.

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

During the five-year period ended December 31, 1998, the Company's total advertising and related expenditures (almost all of which were related to car rental operations) and the sources contributing thereto were approximately as follows:

                    Paid By                        1998       1997       1996       1995       1994
                    -------                      --------   --------   --------   --------   --------
                                                                 Dollars in thousands
The Company and Subsidiaries...................  $159,610   $148,912   $148,034   $134,487   $133,600
Ford...........................................    44,254     45,162     45,459     44,112     41,994
Licensees......................................     8,599      8,660      8,454      8,740      8,800
                                                 --------   --------   --------   --------   --------
        Total..................................  $212,463   $202,734   $201,947   $187,339   $184,394
                                                 ========   ========   ========   ========   ========

In addition, licensees spend additional amounts for local advertising and sales promotions that feature the Hertz(R) name.

CAR ACQUISITION
The Company believes it is the largest single private purchaser of new cars in the world, acquiring over 280,000 cars in the United States and a total of approximately 433,000 cars worldwide during the 1998 model year. Consequently, the acquisition and disposition of cars are important activities for the Company and have a significant impact on profitability. The Company acquires, subject to availability, a majority of its cars pursuant to various fleet repurchase programs established by automobile manufacturers. Under these programs, automobile manufacturers agree to repurchase cars at a specified price during established repurchase periods, subject to certain car condition and mileage requirements. Repurchase prices under the repurchase programs are based on either (i) a predetermined percentage of original car cost and the month in which the car is returned or (ii) the original capitalization cost less a set daily depreciation amount. These repurchase programs limit the Company's residual risk with respect to cars purchased under the programs. For this reason, cars purchased by car rental companies under repurchase programs are sometimes referred to by industry participants as "non-risk" cars. Conversely, those cars not purchased under repurchase programs for which the car rental company is exposed to residual risk are sometimes referred to as "at risk" cars. During 1998, non-risk cars as a percentage of all cars purchased by the Company's U.S. and international operations were approximately 83% and 78%, respectively.

The holding period for the Company's rental cars ranges from five to 12 months. The Company's flexibility to adjust the holding period for cars, particularly under repurchase programs with automobile manufacturers, enables the Company to adjust its fleet size up or down relatively quickly in response to changing market conditions. At December 31, 1998, the average age of rental cars in the Company's fleet was six months.

Over the five years ended December 31, 1998, on a weighted-average basis, approximately 65% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 29% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 1998, approximately 63% of the cars acquired by the Company domestically were manufactured by Ford, 11% were manufactured by Toyota, 7% were manufactured by General Motors Corporation, 4% were manufactured by DaimlerChrysler AG and the remainder were manufactured by various Japanese, Korean and European manufacturers. The percentage of Ford cars acquired by the Company for its U.S. car rental fleet is expected to remain at these or higher levels in the future. See Note 9 to the Notes to the Company's consolidated financial statements included in this Report. In its foreign operations, the Company utilizes cars manufactured abroad by subsidiaries of Ford and by other manufacturers. In 1998, approximately 26% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year. Negotiations with automobile manufacturers include determination of the initial purchase price of the car and establishment of the payment terms. New car repurchase programs or residual value guarantees, approval for using the Company's facilities for warranty repairs, as well as the establishment of cooperative advertising and promotion programs also are negotiated with the manufacturers.

Purchases of cars are financed through funds provided from operations and by active and ongoing global borrowing programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

USED CAR SALES
The Company disposes of "at risk" cars as well as those "non-risk" cars that are not returned to the manufacturer through auctions, 47 domestic retail car sales locations and, in Europe, through wholesale operations. Upon the sale of a car, the difference between the net proceeds from sale and the remaining book value is recorded as an adjustment to depreciation in the period when sold. See Note 9 of the Notes to the Company's consolidated financial statements included in this Report.

LICENSEES
While the Company believes that its extensive worldwide ownership of its operations provides an important competitive advantage, the Company has found it more efficient to operate through licensees in certain markets. The Company's licensees operate from approximately 140 countries and jurisdictions worldwide. The Company believes that its licensee arrangements are important to the Company's business because they enable the Company to offer expanded national and international service and a broader Rent It Here-Leave It There program. The Company's wholly-owned subsidiaries, Hertz System, Inc. ("System") and Hertz International, Ltd. ("International"), issue licenses under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many foreign countries and jurisdictions.

Licensees generally pay fees based on the number of cars they operate and/or on revenues. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensee with the Company having no investment interest in the licensee or in the licensee's fleet. Licensees also share in the cost of the Company's advertising program, reservations system, sales force and certain other services. In return, licensees are provided with the use of the Hertz(R) brand name, management and administrative assistance, training, the availability of the Company's charge cards, The Hertz #1 Club(R), reservations service, the Rent It Here-Leave It There program and other services. System, which owns the Company's service marks and trademarks and certain proprietary know-how used by licensees, establishes the uniform standards and procedures under which all such licensees operate.

System licenses ordinarily are limited as to transferability without the Company's consent and are terminable by the Company only for cause or after a fixed term. Licensees may generally terminate for any reason on 90 days' notice to System. Initial license fees or the price for the sale to a licensee of a corporate location may be payable over a term of several years. New licenses continue to be issued and, from time to time, licensee businesses are purchased by the Company.

In 1988, the Company sold its 50% interest in Hertz Penske Truck Leasing, Inc., which has been succeeded by Penske Truck Leasing Co., L.P., ("Penske"), and entered into a license agreement under which Penske had the right, as a licensee of the Company, to conduct a one-way truck rental business (including trailers) using the Hertz(R) name for a 10-year period, which ended in June 1998.

CAR LEASING
Hertz owns 100% of its car leasing operations in the United Kingdom, Australia, New Zealand and Brazil. Leases are generally closed-end where the Company is subject to risk with respect to the market value of cars at the time of disposition. The Company is considering opportunities to expand its car leasing business.

INDUSTRIAL AND CONSTRUCTION EQUIPMENT RENTAL OPERATIONS

OPERATIONS
Industrial and construction equipment rental represents HERC's principal service offered. HERC rents over 200 types of equipment, major categories of which include earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, compaction equipment and construction-related trucks. Earthmoving, material handling and aerial equipment accounted for 79% of HERC's original investment cost at December 31, 1998. HERC's more than 76,000 pieces of rental equipment have a weighted-average age of 22 months and an original investment cost of approximately $1,654 million at December 31, 1998.

HERC is one of the largest sellers of used industrial and construction equipment in the United States. It has developed an extensive used equipment sales program that disposed of equipment having an original cost of approximately $170 million in 1998. HERC has a dedicated used equipment sales force and has also developed an export market through its overseas contacts. Additionally, HERC has in the past and may, from time to time in the future, employ a broker network in the United States to dispose of its used equipment.

HERC's comprehensive line of equipment enables HERC to supply equipment to a wide range of customers from the local contractor to large industrial plants. Also, larger companies, particularly those with industrial plant operations, are requiring single source vendors, not only for equipment rental, but also for management of their total equipment needs. This includes maintenance of their owned equipment, tools and supplies for their labor force, and custom management reports. HERC responded to this by creating its Industrial Resources Group which serves customers through its dedicated in-plant operations and regional industrial centers.

FACILITIES
HERC operates across 37 states in the United States, four provinces in Canada and in France and Spain. In 1998, HERC acquired 12 businesses and opened 23 new rental branches in the United States and Canada. In addition, in 1998, HERC opened six new branches in Spain, four in France and acquired one business in France.

HERC's rental locations are generally situated in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The average location is two acres in size and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conformed to the specifications of the HERC prototype branch which stresses efficiency, safety and environmental compliance. Each branch has stand-alone maintenance and fueling facilities and showrooms.

CUSTOMERS
HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as railroad, automobile manufacturing, petrochemicals, movie production, ship building and construction. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business. HERC maintains an established national accounts program with over 1,500 customers who generated 38% of HERC's North American revenues in 1998. HERC has over 86,000 customers, and in 1998 no single customer of HERC accounted for more than 3% of its revenues. HERC primarily targets customers in medium to large metropolitan markets.

HERC operations in North America are organized and managed in nine geographic regions. During each of the five years ended December 31, 1998, no single geographic region accounted for more than 20% of HERC's revenues. This geographic diversification means HERC is better positioned to withstand a regional recession than local or regional competitors who, the Company believes, are more dependent on the economic condition of a single region.

EXPANSION AND ACQUISITIONS
The Company believes the equipment rental industry in the United States generates approximately $20 billion in revenue annually. It is a large, fragmented market that is currently undergoing a major consolidation process. HERC has embarked on an active acquisition strategy to capitalize on its size, purchasing power, experience in operating an established national network and its strong, existing management team. This strategy is designed to provide controlled growth and to augment the Company's geographic coverage, customer base and product lines. The Company acquired 12 North American equipment rental and sales companies during 1998, which contributed $80 million in revenue from their respective dates of acquisition. See Note 6 to the Notes to the Company's consolidated financial statements included in this Report.

SALES AND MARKETING
HERC focuses its major sales and marketing strategy on local, multi-regional and national users of industrial and construction equipment. The strategy is led by a national accounts sales organization and is backed by a field sales force of highly trained sales professionals. Each branch has its own dedicated sales force.

HERC's national sales force effectively emphasizes HERC's strengths such as its geographically diverse system of branches and the size, consistency and quality of its fleet. HERC reaches its smaller accounts through a local sales force. The Company believes that the combination of HERC's professional sales force, high quality fleet and the ability to transfer equipment from various locations to satisfy local demands provides a competitive advantage.

EQUIPMENT ACQUISITION
HERC selectively buys its equipment from vendors with reputations for high product quality, reliability and significant market share. Some of HERC's leading suppliers include Case Corporation, Lull Industries, Inc., the Gradall Co., Deere & Company (John Deere equipment), Ingersoll-Rand Company, JLG Industries, Inc. and Ford.

Centralized purchasing has allowed HERC to standardize its equipment specifications by model and geographic needs, allowing for economies of scale. HERC has developed a fully automated fleet planning and purchasing process that streamlines and expedites equipment orders.

The Company believes that HERC's equipment age is a major competitive advantage and assures customer satisfaction with equipment as well as lower maintenance costs. Through aggressive used equipment sales, the Company has been able to maintain an average fleet age of 22 months.

The Company is generally at risk with respect to the residual value of all the equipment used in its industrial and construction equipment rental operations.

EQUIPMENT DISPOSAL
The Company believes that HERC is one of the largest distributors of used industrial and construction equipment in the United States and has established itself as a highly reliable supplier of used equipment. In 1998, HERC disposed of equipment having an original cost of approximately $170 million.

Pricing for used HERC equipment is centralized. Relationships with major equipment brokers and wholesalers allow HERC to trim fleet levels and mix to improve utilization. HERC publishes The Source magazine two to three times per year and distributes it nationally to over 53,000 customers and prospects. This full color publication advertises price, model, year and location of used equipment for sale. The Company also maintains on its website a similar listing of over 3,000 pieces of used equipment that can be searched by make, model or location.

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

STRATEGIC INFORMATION SYSTEMS
Centralized control, achieved through the use of the Company's strategic systems technology, of major business processes such as reservations, rate structures and fleet control, provides the disciplined environment in which the Company can deliver consistent quality service at its car rental and equipment rental operations. The Company maintains real-time communications with its many locations by means of what it believes is the largest private data network in the industry.

GLOBAL CAR RENTAL RESERVATIONS SYSTEM
The Company's global car rental reservations system operates through real-time, on-line centers on five continents. Direct access with other computerized reservations systems allow real-time processing for travel agents and corporate travel departments. Company rental locations worldwide depend upon the global reservations system to provide information critical to fleet and personnel planning, rate management and the timely computerized delivery of reserva-tions. Customer information captured and made available in the reservations process supports such premium services as Hertz #1 Club Gold(R).

The Company's reservations system annually handles approximately 40 million incoming calls, during which customers inquire about locations, rates and availability, and place or modify reservations. In addition, millions of inquiries and reservations come to the Company through travel agents, travel industry partners and the Company's website. The Company maintains and continually monitors quality standards for accuracy and consistency in the reservations process. Regardless of where in the world the customer may be, the Company's reservations system is designed to ensure that availability of cars, rates and personal profile information is reliably applied and that correct information is delivered at the proper time to the customer's rental destination.

The Company completed its transition to a state of the art, client-server based reservations system at its Oklahoma City reservations center during 1998. This new system allows for greater accuracy and speed in processing reservations, thereby improving customer service. The client-server architecture minimizes the need for additional computer equipment as the demands of the business grow. Additionally, the design of the new system is more flexible, facilitating rapid response to changing market demands.

The Company has consolidated individual European reservations centers into a single facility in Ireland. As a result, the Company expects to realize substantial cost savings, while providing uniformly high service levels. The European and domestic reservation centers share the same system, providing for global reservation capabilities.

YIELD MANAGEMENT SYSTEM
Yield management affords the opportunity to achieve greater returns from a fixed number of assets. The Company's yield management system is designed to optimize car rental revenue through controlling, simultaneously, the availability of various rates as well as the availability of cars. The system monitors the flow of demand over time on a location by location basis, in order to supply a sufficient number of cars at those times when available rates are high.

Enhancements to the yield management system are produced on an ongoing basis. In 1998, the Company completed the development of a car distribution optimization program, which is fully integrated with the yield management system, and is now available throughout the Company's major locations in the United States. This enhancement facilitates the distribution of cars among rental locations within a regional area to take maximum advantage of demand and price opportunities over a period of time.

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

COST ALLOCATION MODEL
The Company's cost allocation model supports the Company's objective that all segments of its businesses must provide contributions above a strategically set threshold. Contribution per rental day is determined by location, customer segment and car and equipment category by using data from the financial management system, the fleet accounting system, the marketing database and the yield management process. Additional models, based on this core cost allocation model, allow the sales department to determine the profitability of customer accounts by rental location.

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

OTHER OPERATIONS OF THE COMPANY

CLAIM MANAGEMENT
The Company's wholly-owned subsidiary, Hertz Claim Management Corporation ("HCM"), provides claim administration services to the Company and to numerous customers. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. Prior to March 1, 1996, the Company, through a subsidiary, also administered for the Company's operations and others, workers' compensation and medical, dental and other employee health benefit claims. That subsidiary was sold at a profit to an investor group during 1996. However, HCM continues to administer liability claims for the Company and for outside clients.

TELECOMMUNICATIONS
In 1991, the Company began purchasing and reselling telecommunications services through its subsidiary, Hertz Technologies, Inc. ("HTI"). HTI takes advantage of the Company's negotiated rates with its telecommunications carriers to market custom designed rate packages and services to small and medium size businesses throughout the United States. Over the past year, the customer base has been expanded to include services to several larger wholesale customers. Available services include call detail and management reports, inbound/outbound call packages and travel calling card services that include voice mail and fax options.

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

INSURANCE
For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self insurance for financial responsibility in all states where its vehicles are registered. The Company also self-insures general public liability and property damage for all domestic operations. Since July 1, 1987, all claims have been retained and borne by the Company up to a limit of $5 million for each occurrence, and the Company maintains insurance with unaffiliated carriers in excess of $5 million up to $450 million per occurrence. HCM administers this public liability and property damage program through a network of eight regional offices throughout the United States.

For its international operations, the Company purchases insurance to comply with local legal requirements. From January 1, 1993 through December 31, 1996, vehicle liability insurance purchased locally from unaffiliated carriers by Company-owned operations in Europe was reinsured by Hertz International RE Limited, a wholly-owned subsidiary of the Company operating as a reinsurer in Dublin, Ireland. Hertz International RE Limited is responsible for the first $1.5 million of motor vehicle liability for each accident during this period, with excess liability insurance coverage maintained by the Company with unaffiliated carriers. Effective January 1, 1997, the Company replaced the unaffiliated carrier that was the fronted insurer for claims up to $1.5 million by establishing a wholly-owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Probus now underwrites the Company's Pan-European motor vehicle liability program (except in Switzerland) up to $1 million per occurrence. Excess coverage for claims that exceed $1 million per occurrence continue to be maintained with unaffiliated carriers. In the Company's international operations other than Europe, the Company is self-insured at various amounts up to $150,000 per occurrence, and maintains excess liability insurance coverage up to $450 million per occurrence with unaffiliated carriers.

Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 1998, this liability was estimated at $307.2 million for combined domestic and foreign operations.

Ordinarily, collision damage costs and the costs of stolen or unaccounted for cars are carried on a self-insured basis, with such costs being charged to expense as incurred.

HERC generally requires its customers to provide their own liability insurance on rented equipment with HERC held harmless under various agreements.

Other types of insurance usually carried by business organizations, such as worker's compensation (i.e., on a fronted basis up to $5 million per occurrence), property (including boiler and machinery and business interruption), commercial crime and fidelity, performance bonds and directors' and officers' liability insurance, are purchased from various insurance companies in amounts deemed adequate by the Company for the respective hazards. The Company and its directors and officers participate as additional insureds in certain insurance policies maintained by Ford.

COMPETITION
The markets in which the Company operates are highly competitive. In any given location, the Company may encounter competition from national, regional and local companies. In the United States, the Company's principal competitors in the car rental business market are Avis Rent A Car Systems, Inc. and National Car Rental System, Inc. ("National"), and in the leisure market, the Company's principal competitors are Alamo Rent-a-Car Inc. ("Alamo") and Budget Group, Inc. National and Alamo are owned by Republic Industries, Inc. In Europe, the Company's principal competitors in the car rental market are Avis Europe plc, National Car Rental, Europcar and, operating principally through licensees, Budget Rent-A-Car Corporation. The Company competes primarily on the basis of customer service and price. In addition, the Company believes extensive worldwide ownership of its operations and its access to the global capital markets provide it with an advantage over its competitors.

The Company, through Hertz Local Edition, intends to expand its presence in the insurance replacement market in the United States where Enterprise Rent-A-Car Company is currently the Company's major competitor.

The Company believes that HERC is one of the largest equipment rental companies in the United States. HERC's competitors range from other large national companies, such as United Rentals and Rental Service Corp., to many small regional businesses. HERC's competitive success is, in part, due to its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet and its established national accounts program.

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

EMPLOYEES
On December 31, 1998, the Company employed approximately 24,800 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 5,400 employees in the United States are presently in effect under 172 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts covering approximately 2,400 of these employees will expire during 1999. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and an income savings plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. The Company has had no material work stoppage as a result of labor problems during the last 10 years. The Company believes its labor relations to be good.

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

The environmental legal and regulatory requirements applicable to the Company's operations pertain to (i) the operation of automobiles, trucks and other vehicles such as heavy equipment and buses; (ii) the ownership and operation of tanks for the storage of petroleum products, including gasoline, diesel fuel and used oil; and (iii) the generation, storage, transportation and disposal of waste materials, including used oil, car wash sludge and waste water. The Company has made, and will continue to make, expenditures to comply with applicable environmental laws and regulations.

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

The Company operates approximately 405 underground tanks nationwide to store petroleum products, and the Company believes its tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. The Company has established a compliance program for its tanks to ensure that (i) the tanks are properly registered with the state in which the tanks are located; and (ii) the tanks have been either upgraded or replaced to meet federal and state leak detection and spill, overfill and corrosion protection requirements. The Company spent approximately $2.4 million in 1998 to complete the registration and upgrade or replacement of such tanks.

The Company is also incurring and providing for expenses for the cleanup of contamination from petroleum discharges at its owned and leased properties, as well as contamination at other locations at which the Company's wastes have reportedly been identified. With respect to cleanup expenditures for petroleum discharges at the Company's owned or leased properties, the Company has received reimbursement, in whole or in part, from certain states that maintain underground storage tank petroleum cleanup reimbursement funds. Such funds have been established to assist tank owners in the payment of cleanup costs associated with releases from registered tanks. The Company expects to continue to receive reimbursement for cleanup costs incurred due to releases from certain of its tanks. With respect to off-site locations at which the Company's wastes have reportedly been identified, the Company has been and continues to be required to contribute to cleanup costs due to strict joint and several cleanup liability imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and state hazardous waste disposal site statutes. The Company has recovered a substantial amount of such costs incurred through settlements with its insurance carriers.

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

ITEM 2.  PROPERTIES.

The Company's owned operations are carried on at 2,013 locations worldwide, including rental and sales offices, car sales locations and service facilities located on or near airports and in central business districts in major U.S. cities and suburban areas. Most of these premises are leased, except for 137 that are owned in fee. The Company has various concession agreements with governmental authorities charged with the operation of airports under arrangements generally providing for payment of rents and a percentage of revenues with a guaranteed annual minimum fee. See Note 11 of the Notes to the Company's consolidated financial statements included in this Report.

The Company owns three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for its worldwide car rental operations are processed, global strategic information systems are serviced and major domestic and international accounting functions are performed. The Company maintains its executive offices in an owned facility in Park Ridge, New Jersey. In April 1997, the Company purchased the remaining 50% equity interest in the joint venture that owned the facility. The Company has constructed a reservation center near Dublin, Ireland, which opened in October 1997. The reservation center has centralized the Company's European reservation operations.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

The Company is currently a defendant in two purported class actions, as well as one similar action, that have been brought in two states, in which the plaintiffs seek unspecified damages and injunctive relief arising out of the Company's allegedly improper sale of one or more optional insurance products (liability insurance supplement and personal accident insurance/personal effects coverage) in connection with vehicle rentals. A common feature of the actions is a claim that applicable insurance laws were violated in the sale of optional insurance products because the Company's counter sales representatives were not licensed insurance salespersons. Details of those actions appear below. Other similar actions in Texas, Alabama and Wisconsin have been concluded and/or dismissed with no finding of liability to the Company.

On September 2, 1997, Ben C. Martin, Archie Powell, William Johnson, individually and on behalf of all others similarly situated v. The Hertz Corporation et al. was commenced in Circuit Court of Mobile County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Southern District of Alabama (Mobile); the plaintiffs have moved to remand. The action has been stayed pending a ruling by the United States Court of Appeals for the Eleventh Circuit in an unrelated action that may provide a precedent bearing on the District Court's jurisdiction over Martin. Martin purports to be a class action on behalf of all individuals in the United States who rented from the defendants and paid for optional insurance products.

On October 2, 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. Enterprise Rent A Car, Hertz et al. was commenced in Circuit Court of Coosa County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). As with Martin, Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. One cause of action has been dismissed based upon the judge's ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. In view of that ruling the Company intends to seek dismissal of all remaining causes of action.

On June 11, 1998, David Holt, on Behalf of Himself, and the General Public v. The Hertz Corporation, et al. was commenced in Superior Court of the State of California, Contra Costa County. At the outset, the Company filed a motion for a temporary stay, pending action of the California Department of Insurance. In August 1998, the court granted the motion, and the action was stayed, pending a report being prepared by the Insurance Producer Licensing Working Group of the California Department of Insurance covering, among other things, car rental company insurance programs. The final report was issued in February 1999. Accordingly, the stay has been lifted with the expectation that the Company will file a motion for summary judgement following limited discovery. Technically not a class action, Holt is a private attorney general action on behalf of those who have rented cars from the Company in the State of California.

The Company believes it has meritorious defenses in the foregoing actions and will defend itself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company, and their ages as of March 1, 1999:

NAME                                   AGE    POSITION AND OFFICE
----                                   ---    -------------------
Frank A. Olson.......................  66     Chairman of the Board, Chief Executive Officer and Director
Craig R. Koch........................  52     President, Chief Operating Officer and Director
Brian J. Kennedy.....................  57     Executive Vice President, Marketing and Sales
Joseph R. Nothwang...................  52     Executive Vice President and General Manager, Vehicle
                                              Rental and Leasing, Americas and Asia Pacific
Gerald A. Plescia....................  43     Executive Vice President and President, Hertz Equipment
                                              Rental Corporation
Paul J. Siracusa.....................  53     Executive Vice President and Chief Financial Officer
Robert J. Bailey.....................  64     Senior Vice President, Quality Assurance and Administration
Harold E. Rolfe......................  41     Senior Vice President and General Counsel
Donald F. Steele.....................  60     Senior Vice President, Employee Relations
Charles L. Shafer....................  55     Vice President and President, Hertz Europe Limited
Richard J. Foti......................  52     Controller
Robert H. Rillings...................  58     Treasurer

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

Mr. Koch was elected President and Chief Operating Officer of the Company in September 1993. From February 1988 through August 1993 he served as Executive Vice President and President of North America Car Rental operations of the Company. He served as President and Chief Operating Officer of the Company from May 1987 to February 1988. In October 1983, he became Executive Vice President and General Manager of the Company's Car Rental Division after having served as Vice President and General Manager since March 1980. He has been a director of the Company since June 1994 and previously served as a director of the Company from May 1987 to July 1993 and from October 1983 to September 1985.

Mr. Kennedy was elected Executive Vice President, Marketing and Sales of the Company in February 1988. From May 1987 through January 1988, he served as Executive Vice President and General Manager of the Car Rental Division of the Company. Prior to that time, from October 1983, he served as Senior Vice President, Marketing.

Mr. Nothwang is Executive Vice President of the Company and was named General Manager of Vehicle Rental and Leasing, Americas and Asia Pacific in October 1998. From September 1995 through September 1998, he served as Executive Vice President and General Manager, U.S. Car Rental. He served as Vice President and General Manager U.S. Car Rental from September 1993 to August 1995. Previously, he served as Division Vice President, Region Operations since 1985. He served in various operating positions since 1976.

Mr. Plescia was elected Executive Vice President of the Company and President of Hertz Equipment Rental Corporation in July 1997. He served as Division Vice President, Field Operations for Hertz Equipment Rental from May 1992 to July 1997. Previously, he served in various operating positions since 1979.

Mr. Siracusa was elected Executive Vice President and Chief Financial Officer of the Company in July 1997. He served as Vice President, Finance and Chief Financial Officer, Hertz International, Ltd. from January 1996 to July 1997. He served as Staff Vice President and Controller, Worldwide Car Rental from August 1994 to December 1995. He served as Division Vice President and Controller, North America Car Rental from March 1988 to July 1994. Previously, he served in various functions with the Company since 1969.

Mr. Bailey was elected Senior Vice President of the Company in May 1990. Previously, he served in various functions with the Company since 1956, except for the years 1966 and 1981.

Mr. Rolfe was elected Senior Vice President and General Counsel of the Company in October 1998. He served as Vice President and General Counsel of Corporate Property Investors, Inc. in New York from 1991. Previously, he served with the law firm of Cravath, Swaine & Moore in New York for eight years since 1983.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Class A Common Stock of the Company is listed on the New York Stock Exchange. The high and low sales prices for the Class A Common Stock and the dividends paid per share on the Class A Common Stock and Class B Common Stock for each quarterly period from April 25, 1997, the date the Class A Common Stock began trading on the New York Stock Exchange, were as follows:

                                                                Class A Common Stock Price Per Share*
                                                             -------------------------------------------
                                                              First      Second       Third      Fourth
                            1998                             Quarter     Quarter     Quarter     Quarter
                            ----                             -------     -------     -------     -------
High........................................................    47          50 1/8      51 7/8      45 5/8
Low.........................................................    35 15/16    38          36 11/16    27 9/16
Dividends per share of Class A Common Stock and Class B
  Common Stock..............................................  $.05        $.05        $.05        $.05
1997
----
High........................................................   N/A          37 3/4      39 3/8      41 3/4
Low.........................................................   N/A          27 1/8      31 7/8      34
Dividends per share of Class A Common Stock and Class B
  Common Stock..............................................    --          --        $.05        $.05

---------------
* Price reflects New York Stock Exchange Composite Transactions. The initial public offering price was $24.00 per share.

As of March 1, 1999, there were 8,146 holders of the Company's Class A Common Stock and one holder of the Company's Class B Common Stock.

Dividends on the Company's common stock are paid when declared by the Board of Directors. The Company paid cash dividends of $21.6 million on common stock in 1998 and $10.8 million in 1997.

On February 2, 1999, the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock payable on March 10, 1999 to shareholders of record as of February 15, 1999.

Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 1998, approximately $728 million of consolidated stockholders' equity was free of such limitations.

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

ITEM 6.  SELECTED FINANCIAL DATA.

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

The selected consolidated income statement data for each of the years in the three-year period ended December 31, 1998, and consolidated balance sheet data as of December 31, 1998 and 1997 presented below were derived from the audited consolidated financial statements of the Company and the related notes thereto included in this Report. The selected consolidated income statement data for each of the years in the two-year period ended December 31, 1995, and consolidated balance sheet data as of December 31, 1996, 1995 and 1994 presented below were derived from audited consolidated financial statements of the Company and the related notes thereto not included in this Report. The financial data presented below and the related notes thereto should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in this Report.

                                                             Years ended or at December 31,
                                           -------------------------------------------------------------------
                                              1998          1997          1996          1995          1994
                                           -----------   -----------   -----------   -----------   -----------
                                                                   Dollars in millions
INCOME STATEMENT DATA
  Revenues
  Car rental.............................     $3,484.8      $3,329.9      $3,161.6      $2,911.7      $2,581.2
  Industrial and construction equipment
    rental...............................        631.3         444.5         392.3         332.3         263.1
  Car leasing............................         37.5          40.9          35.4          35.6         231.4
  Other(a)...............................         84.7          76.0          79.0         121.0         218.7
                                               -------       -------       -------       -------       -------
    Total revenues.......................      4,238.3       3,891.3       3,668.3       3,400.6       3,294.4
                                               -------       -------       -------       -------       -------
  Expenses
  Direct operating.......................      1,925.7       1,826.7       1,795.1       1,724.8       1,766.2
  Depreciation of revenue earning
    equipment(b).........................      1,078.0         979.6         892.7         803.9         702.7
  Selling, general and administrative....        462.9         439.5         425.2         392.5         385.5
  Interest, net of interest income of
    $11.5, $13.8, $10.4, $16.8 and
    $7.2.................................        306.3         302.2         298.8         307.1         277.2
                                               -------       -------       -------       -------       -------
    Total expenses.......................      3,772.9       3,548.0       3,411.8       3,228.3       3,131.6
                                               -------       -------       -------       -------       -------
  Income before income taxes.............        465.4         343.3         256.5         172.3         162.8
  Provision for taxes on income(c).......        188.4         141.7          97.9          67.1          71.7
                                               -------       -------       -------       -------       -------
  Net income.............................      $ 277.0       $ 201.6       $ 158.6       $ 105.2        $ 91.1
                                               -------       -------       -------       -------       -------
                                               -------       -------       -------       -------       -------
  Earnings Per Share(d)
    Basic................................      $  2.56       $  1.86       $  1.47       $   .97       $   .84
                                               -------       -------       -------       -------       -------
                                               -------       -------       -------       -------       -------
    Diluted..............................      $  2.55       $  1.86       $  1.46       $   .97       $   .84
                                               -------       -------       -------       -------       -------
                                               -------       -------       -------       -------       -------
  Weighted-average number of shares
    outstanding
    Basic................................  108,067,850   108,227,916   108,227,916   108,227,916   108,227,916
    Diluted..............................  108,561,352   108,630,236   108,630,236   108,630,236   108,630,236
  Ratio of earnings to
    fixed charges(e).....................          2.2           1.9           1.7           1.4           1.4
                                               -------       -------       -------       -------       -------
                                               -------       -------       -------       -------       -------
BALANCE SHEET DATA
  Revenue earning equipment
    Cars.................................     $4,472.5      $4,039.8      $4,318.3      $3,627.2      $3,854.4
    Other equipment......................      1,309.5         852.0         717.4         543.0         406.0
  Total assets...........................      8,872.6       7,435.5       7,649.2       6,656.6       6,520.8
  Total debt.............................      5,759.8       4,715.7       5,091.8       4,297.5       4,413.9
  Stockholders' equity...................      1,393.8       1,136.2         989.4         836.3         735.9

                                                             Years ended or at December 31,
                                           -------------------------------------------------------------------
                                              1998          1997          1996          1995          1994
                                           -----------   -----------   -----------   -----------   -----------
                                                                   Dollars in millions
SELECTED OPERATING DATA
  Car rental and other operations:
    Peak number of owned and licensee
      cars operated during period........      431,000       400,600       389,000       376,800       378,700
    Average number of owned cars operated
      during period......................      302,900       289,900       283,900       263,600       276,100
    Number of transactions of owned car
      rental operations during period (in
      thousands).........................       21,858        21,075        20,110        18,799        17,811
    Average revenue per transaction of
      owned car rental operations during
      period (in whole dollars)..........         $159          $158          $157          $155          $145
  Equipment rental operations:
    Average cost of rental equipment
      operated during period (in
      millions)..........................     $1,356.6      $1,015.5        $822.9        $650.4        $504.1

---------------
(a) Includes fees from licensees (other than expense reimbursement from licensees), revenue from claim management and telecommunications services and, prior to 1995, revenues from a car dealership operation in Europe.

(b) For 1998, 1997, 1996, 1995 and 1994 includes net credits of $17.8 million, $3.3 million, $23.2 million, $6.4 million and $23.0 million, respectively, primarily from net proceeds received in excess of book value on the disposal of revenue earning equipment. Effective January 1, 1997 and July 1, 1994, certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment used in the industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized upon disposal of the equipment. As a result of this change, depreciation of revenue earning equipment for the years 1997, 1995 and 1994 decreased by $10.4 million, $12.0 million and $9.6 million, respectively.

(c) Includes credits of $13.9 million for the year 1996, resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax-sharing arrangements between the Company and its former parent companies, UAL and RCA. For the year 1995, includes $6.5 million of credits relating to foreign taxes which were offset against U.S. income tax liabilities.

(d) The basic and diluted earnings per share for the years ended December 31, 1996, 1995 and 1994 assumes that the weighted-average shares outstanding during 1997 were outstanding for the corresponding periods in 1996, 1995 and 1994.

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

The Company's revenues principally are derived from rental and related charges and consist of:

    - Car rental revenues (revenues from all owned car and truck operations, including loss or collision damage waivers, liability insurance and other products)

    - Industrial and construction equipment rental revenues

    - Car leasing revenues

    - Other revenues (fees from the Company's licensees, revenues from the Company's claim management and telecommunications services)

The Company's expenses consist of:

    - Direct operating expenses (primarily wages and related benefits; concessions and commissions paid to airport authorities, travel agents and others, and other costs relating to the operation and rental of the revenue earning equipment, such as maintenance and reservations)

    - Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and industrial and construction equipment.

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

At December 31, 1998, 75% of the cars in the Company's car rental fleet were subject to repurchase by automobile manufacturers under guaranteed repurchase programs pursuant to which automobile manufacturers agree to repurchase cars, subject to certain car conditions and mileage requirements, at a specified price after a minimum period of service. See "Business -- Worldwide Car Rental -- Car Acquisition." The Company's industrial and construction equipment is not subject to such guaranteed repurchase programs.

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

RESULTS OF OPERATIONS
The following table sets forth for each of the years indicated, the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                               Percentage of Revenues
                                                              ------------------------
                                                                    Years Ended
                                                                    December 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Revenues:
  Car rental................................................   82.2%    85.5%    86.2%
  Industrial and construction equipment rental..............   14.9     11.4     10.7
  Car leasing...............................................     .9      1.1       .9
  Other.....................................................    2.0      2.0      2.2
                                                              -----    -----    -----
                                                              100.0    100.0    100.0
                                                              -----    -----    -----
Expenses:
  Direct operating..........................................   45.5     46.9     48.9
  Depreciation of revenue earning equipment.................   25.4     25.2     24.3
  Selling, general and administrative.......................   10.9     11.3     11.6
  Interest, net of interest income..........................    7.2      7.8      8.2
                                                              -----    -----    -----
                                                               89.0     91.2     93.0
                                                              -----    -----    -----
Income before income taxes..................................   11.0      8.8      7.0
Provision for taxes on income...............................    4.5      3.6      2.7
                                                              -----    -----    -----
Net income..................................................    6.5%     5.2%     4.3%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED
DECEMBER 31, 1997

REVENUES
The Company achieved record revenues of $4,238.3 million in 1998, which increased by 8.9% from $3,891.3 million in 1997.

Revenues from car rental operations of $3,484.8 million in 1998 increased by 4.7% from $3,329.9 million in 1997. This increase of $154.9 million was the result of a worldwide increase in transactions of 3.7% and pricing of approximately 3.7%, partially offset by a decrease in average transaction length in the United States, that contributed $184.7 million in increased revenue. Revenue was reduced by $29.8 million from the effect of the strong U.S. dollar on foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

Revenues from industrial and construction equipment rental of $631.3 million in 1998 increased by 42.0% from $444.5 million in 1997. Of this $186.8 million increase, approximately $120.3 million was due to an increase in volume resulting from the inclusion of 13 acquired businesses and the opening of 33 new locations worldwide in the last 12 months, and approximately $66.5 million was due to increased activity from existing locations which grew 15%.

Revenues from all other sources of $122.2 million in 1998 increased by 4.5% from $116.9 million in 1997, primarily due to an increase in franchise revenues. This increase was partly offset by the effects of foreign currency translation.

EXPENSES
Total expenses of $3,772.9 million in 1998 increased by 6.3% from $3,548.0 million in 1997, although total expenses as a percentage of revenues decreased to 89.0% in 1998 from 91.2% in 1997.

Direct operating expenses of $1,925.7 million in 1998 increased by 5.4% from $1,826.7 million in 1997, but were lower in 1998 as a percentage of revenues due to more efficient fixed cost coverage. The increase was primarily due to increased wage, commission, facility and reservation costs in car rental operations, which corresponds with the increase in transaction volume, and in industrial and construction equipment rental operations which opened or acquired 105 worldwide locations in 1998. The overall increase was moderated by foreign currency translation changes, recoveries of concession fees and refueling costs and favorable self-insurance claims experience and decreases in vehicle damage and other vehicle operating costs in car rental operations.

Depreciation of revenue earning equipment for the car rental and car leasing operations of $924.4 million in 1998 increased by 4.9% from $881.1 million in 1997, primarily due to an increase in the number of cars operated worldwide and an increase in the cost of cars in international operations. These increases were partly offset by an increase in the net proceeds received in 1998 in excess of book value on the disposal of the cars (which resulted in a loss of $.5 million in 1998 as compared to a loss of $10.5 million in 1997).

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $153.6 million in 1998 increased by 55.9% from $98.5 million in 1997, primarily due to acquisitions of equipment rental and sales companies and an increase in both the volume and cost of equipment operated. This increase was partly offset by an increase in the net proceeds received in excess of book value on the disposal of the equipment resulting in a $18.3 million gain in 1998 versus a $13.8 million gain in 1997.

Selling, general and administrative expenses of $462.9 million in 1998 increased by 5.3% from $439.5 million in 1997, but decreased as a percentage of revenue to 10.9% in 1998 from 11.3% in 1997. The increase in 1998 resulted from increases in advertising and sales promotion expenses, primarily as a result of the growth of the industrial and construction equipment rental operations.

Interest expense of $306.3 million in 1998 increased 1.4% from $302.2 million in 1997, primarily due to higher debt levels and lower interest income in 1998, partially offset by a lower weighted-average interest rate in 1998 and interest expense of $4.3 million incurred in 1997, relating to funding the $460 million dividend paid by the Company on its common stock to Ford in 1997.

The tax provision of $188.4 million in 1998 increased 33.0% from $141.7 million in 1997. The effective tax rate in 1998 was 40.5% as compared to 41.3% in 1997. The increase in provision was due to higher income before income taxes in 1998. The decrease in the effective tax rate is primarily due to the impact of foreign earnings. See Notes 1 and 10 of the Notes to the Company's consolidated financial statements included in this Report.

NET INCOME
The Company achieved record net income of $277.0 million in 1998, or $2.55 per share, on a diluted basis, representing an increase of 37.4% from $201.6 million, or $1.86 per share on a diluted basis, in 1997. This increase was primarily due to higher revenues and improved profit margins in the worldwide car rental operations and the net effect of other contributing factors noted above.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED
DECEMBER 31, 1996

REVENUES
The Company achieved record revenues of $3,891.3 million in 1997, which increased by 6.1% from $3,668.3 million in 1996.

Revenues from car rental operations of $3,329.9 million in 1997 increased by 5.3% from $3,161.6 million in 1996. This increase of $168.3 million was the result of a worldwide increase in transactions of 4.8% and an increase in pricing in the United States of approximately 7.5%, partially offset by a decrease in average transaction length in the United States that contributed $254.0 million in increased revenue. These increases were partly offset by decreases of $85.7 million from the effect of the strong U.S. dollar on foreign currency translation and a decrease in pricing in foreign operations. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

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

Depreciation of revenue earning equipment for the car rental and car leasing operations of $881.1 million in 1997 increased by 8.1% from $814.8 million in 1996, primarily due to an increase in the number of cars operated and an increase in the cost of cars acquired in the United States. These increases also include a decrease in the net proceeds received in 1997 in excess of book value on the disposal of the cars (which resulted in a loss of $10.5 million in 1997 as compared to a gain of $2.5 million in 1996).

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $98.5 million in 1997 increased by 26.4% from $77.9 million in 1996, primarily due to an increase in both the volume and cost of equipment operated and decreases in the net proceeds received in excess of book value on the disposal of the equipment resulting in a $13.8 million gain in 1997 versus a $20.7 million gain in 1996. These increases were partly offset by a reduction in depreciation of $10.4 million, due to changes made effective January 1, 1997 to increase certain estimated useful lives and changes in estimated residual values of the equipment.

Selling, general and administrative expenses of $439.5 million in 1997 increased by 3.4% from $425.2 million in 1996, but decreased as a percentage of revenue to 11.3% in 1997 from 11.6% in 1996. The increase in 1997 primarily resulted from increases in general and administrative costs and sales expenses.

Interest expense of $302.2 million in 1997 increased 1.1% from $298.8 million in 1996, primarily due to higher average debt levels (which were required to finance growth and increases in the cost of cars and industrial and construction equipment) and interest expense of $4.3 million incurred relating to funding the $460 million dividend paid by the Company on its common stock to Ford in 1997. This increase was partially offset by a lower weighted-average interest rate in 1997 as compared to 1996 and higher interest income received.

The tax provision of $141.7 million in 1997 increased 44.7% from $97.9 million in 1996. The effective tax rate in 1997 was 41.3% as compared to 38.2% in 1996. This change was primarily due to higher income before income taxes in 1997, and a credit adjustment of $13.9 million included in 1996, which resulted from changes made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax sharing arrangements between the Company and its former parent companies. The tax provisions for 1997 and 1996 also include a required tax provision of $5.8 million resulting from the amortization of intangible assets that is not deductible for tax purposes. See Notes 1 and 10 of the Notes to the Company's consolidated financial statements included in this Report.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company primarily uses funds for the acquisition of revenue earning equipment which consists of cars and industrial and construction equipment. For the year ended December 31, 1998, the Company's expenditures for revenue earning equipment were $7,705.1 million (offset by proceeds from the sale of such equipment of $5,914.8 million). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. In 1998, the Company expended $343.9 million for new businesses acquired and assumed $94.0 million of related debt. For the year ended December 31, 1998, the Company's capital investments for property and non-revenue earning equipment were $246.6 million.

To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. From time to time, the Company files with the Securities and Exchange Commission shelf registration statements relating to debt securities to allow for the issuance of unsecured senior, senior subordinated and junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. At December 31, 1998, the Company had available $550 million for issuance under an effective registration statement. The total amount of medium-term and long-term debt outstanding as of December 31, 1998 was $2.9 billion with maturities ranging from 1999 to 2028. This included a $250 million term loan from Ford, which matures on November 15, 1999.

Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, fully hedged to minimize foreign exchange exposure. At December 31, 1998, total debt for the foreign operations was $759 million, of which $757 million was short-term (original maturity of less than one year) and $2 million was long-term. At December 31, 1998 outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $88 and $118, respectively. The Irish commercial paper program had no amounts outstanding at December 31, 1998.

At December 31, 1998, the Company had committed credit facilities totaling $2.7 billion. Of this amount, $2.1 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 1998, the multi-year facilities totaling $1,196 million were renegotiated. Currently, $63 million expires on June 30, 2002, and $1,133 million expires on June 30, 2003. The 364-day facilities, totaling $857 million, expire on June 23, 1999. The multi-year facilities that expire in 2003 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. The 364-day facilities permit the Company to convert any amount outstanding prior to expiration into a four-year term loan.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2000. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

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

On August 1, 1997, the Company announced a program to repurchase from time to time up to 1.15 million shares of its Class A Common Stock for requirements under its incentive stock plan. Through December 31, 1998, 0.4 million shares were repurchased under this program.

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

The table below shows capital expenditures (net of proceeds received from the sale of revenue earning equipment) and financial results by quarter for 1998 and 1997.

                                  Capital                   Operating
                                Expenditures                 Income       Income               Earnings
                                (Net of Sale                (Pre-Tax      Before               Per Share
                                  Proceeds                Income Before   Income    Net     ---------------
                                 Received)     Revenues     Interest)     Taxes    Income   Basic   Diluted
                                ------------   --------   -------------   ------   ------   -----   -------
                                                            Dollars in millions
1998
----
  First Quarter...............    $  661.8     $  898.8      $129.4       $ 60.7   $ 35.4   $ .33    $ .33
  Second Quarter..............     1,289.4      1,048.4       200.7        127.3     75.0     .69      .69
  Third Quarter...............        63.4      1,225.1       286.2        200.3    118.7    1.10     1.09
  Fourth Quarter..............         5.3      1,066.0       155.4         77.1     47.9     .44      .44
                                  --------     --------      ------       ------   ------   -----    -----
    Total Year................    $2,019.9     $4,238.3      $771.7       $465.4   $277.0   $2.56    $2.55
                                  ========     ========      ======       ======   ======   =====    =====
1997
----
  First Quarter...............    $  591.4     $  878.4      $107.2       $ 33.9   $ 19.7   $ .18    $ .18
  Second Quarter..............       832.4        976.3       171.4         93.1     53.9     .50      .50
  Third Quarter...............       (75.5)     1,102.1       242.5        161.7     93.4     .86      .86
  Fourth Quarter..............      (243.6)       934.5       124.4         54.6     34.6     .32      .32
                                  --------     --------      ------       ------   ------   -----    -----
    Total Year................    $1,104.7     $3,891.3      $645.5       $343.3   $201.6   $1.86    $1.86
                                  ========     ========      ======       ======   ======   =====    =====

MARKET RISKS
The Company is exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage the Company's exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 15 of the Notes to the Company's Consolidated financial statements included in this Report.

INTEREST RATE RISK
The Company and its subsidiaries have entered into arrangements to manage exposures to fluctuations in interest rates. These arrangements consist of interest rate swap agreements. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to its earnings assuming various changes in market interest rates. Assuming an instantaneous increase of one percentage point in interest rates on the existing debt portfolio, the Company's net income would decline by approximately $19 million over a 12-month period.

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

STATE OF READINESS: The plan is structured into five primary phases: inventory, assessment, correction, testing and implementation. The inventory is an investigation of all information technology ("IT") and non-IT hardware and software components used by the Company. The assessment is an analysis of each component to determine date sensitivity to the year 2000. The correction phase is the effort to fix, replace, upgrade or eliminate non-compliant hardware and software. The testing phase involves verifying the results of the correction effort, and implementation is the effort to deploy the fixes into a production environment. The Company has completed the inventory and assessment of all critical components and is 75% complete with correction of known non-compliant components, 60% complete with testing and 50% complete with implementation. The Company expects its year 2000 date conversion project to be completed on a timely basis. Project completion is planned for the middle of 1999.

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

COSTS TO ADDRESS YEAR 2000 ISSUES: The total estimated cost of the conversion is $21 million to $23 million. Software remediation is being expensed as incurred. Approximately $9.9 million of the cost of conversion was incurred in 1998. The Company has expended approximately $12 million from inception through December 31, 1998. The costs are being funded through operating cash flows. These costs represent 9% of the Company's annual information technology budget. The Company has contracted with outside vendors to perform remediations. In addition, the Company has invested in technologies that allow concurrent application development. As a result, the Company has not deferred any significant information technology projects to address the year 2000 issue.

THE RISKS: The worst case scenarios for the Company with respect to year 2000 problems involve: (1) a temporary disruption due to service providers' system failures or localized power failures which could result in longer transaction times and problems with reservations; (2) an interruption in airline operations affecting the level of airport rental activity; or (3) a temporary inability to obtain rental vehicles or equipment to meet rental demand due to the failure of one or more suppliers which could be mitigated by retaining vehicles or equipment longer than planned. The occurrence of any of these events could have a material adverse impact on the Company's business and results of operations.

CONTINGENCY PLANS: Contingency measures are included within the structure of the year 2000 project. Such plans include the identification of preemptive strategies and the development and distribution of business continuity procedures in the event computer systems, local energy sources or telecommunications systems are temporarily not available.

EURO CURRENCY CONVERSION
The single European currency ("euro") was introduced on January 1, 1999 with a complete transition to this new currency by January 1, 2002. The Company plans to price its product in euros during the transition period as the market and customers require. The Company does not believe the increased price transparency between participating countries will have a material adverse effect on pricing, since costs incurred by the Company and its competitors vary by country.

The conversion to the euro may reduce the Company's exposure to changes in foreign exchange rates and hedging costs. However, because there will be less diversity in foreign currencies, changes in the euro's value in relation to the U.S. dollar could have a more pronounced effect, either positive or negative, when translating and consolidating these operations.

The Company has made required information system changes. These changes were minimal and only involved systems that interface with customers, such as billing systems. The Company presents invoices to customers in euros as well as local currency. The Company's systems support currency triangulation; therefore, no additional expense was incurred to incorporate this functionality.

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

RECENT PRONOUNCEMENTS
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), dealing with the costs of internal use software. The treatment accorded such costs in the past has been very diverse in practice. The SOP will require capitalization of such costs after certain preliminary development efforts have been made. Costs to be capitalized are direct costs and interest costs related to development efforts. The SOP is effective for fiscal years beginning after December 15, 1998. The Company currently expenses these costs as incurred. The Company will adopt SOP 98-1 beginning January 1, 1999. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial position or results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 20 to 27 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of The Hertz Corporation (a majority-owned subsidiary of Ford Motor Company) and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in Item 14(a)2, presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                           PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 19, 1999

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                Dollars in thousands
                                        ASSETS
Cash and equivalents (Note 15)..............................  $  188,466    $  152,620
Receivables, less allowance for doubtful accounts of $16,040
  (1997 -- $13,927) (Schedule II)...........................     893,440       763,145
Due from affiliates (Note 9)................................     430,169       423,434
Inventories, at lower of cost or market.....................      39,502        17,941
Prepaid expenses and other assets (Note 5)..................      85,823        86,297
Revenue earning equipment, at cost (Note 9):
  Cars......................................................   4,980,516     4,435,546
    Less accumulated depreciation...........................    (508,008)     (395,728)
  Other equipment...........................................   1,653,941     1,089,888
    Less accumulated depreciation...........................    (344,416)     (237,840)
                                                              ----------    ----------
        Total revenue earning equipment.....................   5,782,033     4,891,866
                                                              ----------    ----------
Property and equipment, at cost:
  Land, buildings and leasehold improvements................     692,926       583,796
  Service equipment.........................................     662,141       538,723
                                                              ----------    ----------
                                                               1,355,067     1,122,519
    Less accumulated depreciation...........................    (623,259)     (537,753)
                                                              ----------    ----------
        Total property and equipment........................     731,808       584,766
                                                              ----------    ----------
Franchises, concessions, contract costs and leaseholds, net
  of amortization (Note 6)..................................      13,107         8,781
Cost in excess of net assets of purchased businesses, net of
  amortization (Note 6).....................................     708,210       506,671
                                                              ----------    ----------
        Total assets........................................  $8,872,558    $7,435,521
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable (Note 9)...................................  $  510,441    $  482,119
Accrued salaries and other compensation.....................     204,208       166,699
Other accrued liabilities...................................     392,367       361,697
Accrued taxes...............................................     113,217        96,666
Debt (Notes 3 and 15).......................................   5,759,783     4,715,668
Public liability and property damage (Schedule II)..........     307,219       310,475
Deferred taxes on income (Note 10)..........................     191,500       166,000
Commitments and contingencies (Notes 11, 13 and 15).........
Stockholders' equity (Notes 1 and 3):
  Class A Common Stock, $0.01 par value, 440,000,000 shares
    authorized, 40,956,858 shares issued....................         410           410
  Class B Common Stock, $0.01 par value, 140,000,000 shares
    authorized, 67,310,167 shares issued....................         673           673
  Additional capital paid-in................................     982,564       980,581
  Unamortized restricted stock grants.......................      (7,845)      (11,763)
  Retained earnings.........................................     452,110       196,715
  Accumulated other comprehensive income (Note 5)...........     (20,776)      (30,419)
  Treasury stock, at cost, 352,071 shares...................     (13,313)           --
                                                              ----------    ----------
        Total stockholders' equity..........................   1,393,823     1,136,197
                                                              ----------    ----------
        Total liabilities and stockholders' equity..........  $8,872,558    $7,435,521
                                                              ==========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     Years ended December 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
                                                                       Dollars in thousands
Revenues:
  Car rental................................................  $3,484,770    $3,329,858    $3,161,605
  Industrial and construction equipment rental..............     631,338       444,508       392,322
  Car leasing (Note 6)......................................      37,547        40,905        35,407
  Other (Note 6)............................................      84,678        76,049        79,049
                                                              ----------    ----------    ----------
        Total revenues......................................   4,238,333     3,891,320     3,668,383
                                                              ----------    ----------    ----------
Expenses:
  Direct operating..........................................   1,925,737     1,826,720     1,795,157
  Depreciation of revenue earning equipment (Note 9)........   1,078,009       979,560       892,678
  Selling, general and administrative.......................     462,921       439,558       425,179
  Interest, net of interest income of $11,482, $13,826 and
    $10,449 (Note 3)........................................     306,274       302,212       298,800
                                                              ----------    ----------    ----------
        Total expenses......................................   3,772,941     3,548,050     3,411,814
                                                              ----------    ----------    ----------
Income before income taxes..................................     465,392       343,270       256,569
Provision for taxes on income (Note 10).....................     188,383       141,652        97,950
                                                              ----------    ----------    ----------
Net income (Notes 2 and 8)..................................  $  277,009    $  201,618    $  158,619
                                                              ==========    ==========    ==========
Earnings per share (Notes 2 and 8):
  Basic.....................................................  $     2.56    $     1.86    $     1.47
                                                              ==========    ==========    ==========
  Diluted...................................................  $     2.55    $     1.86    $     1.46
                                                              ==========    ==========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     Common                  Unamortized               Accumulated
                                       and      Additional   Restricted                   Other                      Total
                                    Preferred    Capital        Stock      Retained   Comprehensive   Treasury   Stockholders'
                                      Stock      Paid-In       Grants      Earnings      Income        Stock        Equity
                                    ---------   ----------   -----------   --------   -------------   --------   -------------
                                                                      Dollars in thousands
BALANCES AT
DECEMBER 31, 1995.................  $485,901    $  59,008     $     --     $276,733     $ 14,639      $     --    $  836,281
  Comprehensive Income
    Net income....................                                          158,619                                  158,619
    Translation adjustment
      changes.....................                                                        (5,410)                     (5,410)
    Unrealized holding losses
      on securities...............                                                          (125)                       (125)
                                                                                                                  ----------
    Total Comprehensive Income....                                                                                   153,084
                                    --------    ---------     --------     --------     --------      --------    ----------
DECEMBER 31, 1996.................   485,901       59,008           --      435,352        9,104            --       989,365
  Comprehensive Income
    Net income....................                                          201,618                                  201,618
    Translation adjustment
      changes.....................                                                       (39,587)                    (39,587)
    Unrealized holding gains on
      securities..................                                                            64                          64
                                                                                                                  ----------
    Total Comprehensive Income....                                                                                   162,095
                                                                                                                  ----------
  Cash dividend to Ford...........                (30,566)                 (429,434)                                (460,000)
  Issuance of Preferred Stock.....                129,000                                                            129,000
  Redemption of Preferred Stock...               (130,135)                                                          (130,135)
  Reclassify Ford-owned stock.....  (485,025)     485,025                                                                 --
  Sale of Class A Common Stock....       207      469,686      (16,825)                                              453,068
  Cash dividends on Common Stock..                                          (10,821)                                 (10,821)
  Amortization of restricted
    stock grants..................                               3,625                                                 3,625
  Forfeiture of 59,865 shares of
    restricted stock grants.......                 (1,437)       1,437                                                    --
                                    --------    ---------     --------     --------     --------      --------    ----------
DECEMBER 31, 1997.................     1,083      980,581      (11,763)     196,715      (30,419)           --     1,136,197
  Comprehensive Income
    Net income....................                                          277,009                                  277,009
    Translation adjustment
      changes.....................                                                         9,552                       9,552
    Unrealized holding gains on
      securities..................                                                            91                          91
                                                                                                                  ----------
    Total Comprehensive Income....                                                                                   286,652
                                                                                                                  ----------
  Cash dividends on Common Stock..                                          (21,614)                                 (21,614)
  Acquisition of Treasury Stock...                      1                                              (16,511)      (16,510)
  Exercise of stock options.......                    400                                                2,743         3,143
  Tax benefits from stock options
    and restricted stock..........                  1,555                                                              1,555
  Issuance of 30,000 shares of
    restricted stock grants.......                    745       (1,200)                                    455            --
  Amortization of restricted
    stock grants..................                               4,400                                                 4,400
  Forfeiture of 29,930 shares of
    restricted stock grants.......                   (718)         718                                                    --
                                    --------    ---------     --------     --------     --------      --------    ----------
DECEMBER 31, 1998.................  $  1,083    $ 982,564     $ (7,845)    $452,110     $(20,776)     $(13,313)   $1,393,823
                                    ========    =========     ========     ========     ========      ========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Years ended December 31,
                                                              -----------------------------------------
                                                                 1998           1997           1996
                                                              -----------    -----------    -----------
                                                                        Dollars in thousands
Cash flows from operating activities:
  Net income................................................  $   277,009    $   201,618    $   158,619
  Non-cash expenses:
    Depreciation of revenue earning equipment...............    1,078,009        979,560        892,678
    Depreciation of property and equipment..................      108,462         88,102         82,457
    Amortization of intangibles.............................       25,775         19,961         18,232
    Amortization of restricted stock grants.................        4,400          3,625             --
    Provision for public liability and property damage......      114,373        122,540        133,417
    Provision for losses for doubtful accounts..............        5,051          9,623          9,912
    Deferred income taxes...................................       25,500         49,200         39,000
    Other...................................................        1,555             --         (3,060)
  Revenue earning equipment expenditures....................   (7,705,138)    (7,556,693)    (8,204,179)
  Proceeds from sales of revenue earning equipment..........    5,914,783      6,597,601      6,445,337
  Changes in assets and liabilities, net of effects from
    sale of operations:
    Receivables.............................................      (69,226)         1,224        (20,482)
    Due from affiliates.....................................       (6,735)        32,591        (48,583)
    Inventories and prepaid expenses and other assets.......        3,495         (5,376)        (1,325)
    Accounts payable........................................       (6,551)        93,410       (117,767)
    Accrued liabilities.....................................       49,201        (21,117)        85,192
    Accrued taxes...........................................       12,265         (7,631)        30,316
  Payments of public liability and property damage claims
    and expenses............................................     (117,098)      (132,807)      (123,928)
                                                              -----------    -----------    -----------
    Net cash flows (used in) provided by operating
      activities............................................  $  (284,870)   $   475,431    $  (624,164)
                                                              -----------    -----------    -----------

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Years ended December 31,
                                                              -----------------------------------------
                                                                 1998           1997           1996
                                                              -----------    -----------    -----------
                                                                        Dollars in thousands
Cash flows from investment activities:
  Property and equipment expenditures.......................  $  (246,601)   $  (172,346)   $  (161,815)
  Proceeds from sales of property and equipment.............       17,083         26,765         26,963
  Available-for-sale securities:
    Purchases...............................................       (2,854)        (2,448)        (6,219)
    Sales...................................................        2,603          2,332          6,422
  Proceeds from sale of operations, net of cash.............        4,341          2,079         15,346
  Purchases of various operations, net of cash (see
    supplemental disclosures below).........................     (343,883)        (2,200)        (6,054)
                                                              -----------    -----------    -----------
    Net cash used in investing activities...................     (569,311)      (145,818)      (125,357)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................      454,057        403,228        304,604
  Repayment of long-term debt...............................     (452,595)      (212,176)      (205,276)
  Short-term borrowings:
    Proceeds................................................    2,347,206      1,621,577      1,379,740
    Repayments..............................................   (1,409,263)    (1,660,299)    (1,180,063)
    Ninety-day term or less, net............................      (15,195)      (489,763)       492,526
  Cash dividend paid to Ford................................           --       (460,000)            --
  Issuance of preferred stock to Ford.......................           --        129,000             --
  Redemption of preferred stock from Ford...................           --       (130,135)            --
  Sale of common stock......................................           --        453,068             --
  Cash dividends paid on common stock.......................      (21,614)       (10,821)            --
  Purchase of treasury stock................................      (16,510)            --             --
  Exercise of stock options.................................        3,143             --             --
                                                              -----------    -----------    -----------
    Net cash provided by (used in) financing activities.....      889,229       (356,321)       791,531
                                                              -----------    -----------    -----------
Effect of foreign exchange rate changes on cash.............          798             17             44
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and equivalents during the
  period....................................................       35,846        (26,691)        42,054
Cash and equivalents at beginning of year...................      152,620        179,311        137,257
                                                              -----------    -----------    -----------
Cash and equivalents at end of year.........................  $   188,466    $   152,620    $   179,311
                                                              ===========    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amounts capitalized)...................  $   315,566    $   297,661    $   300,120
    Income taxes............................................      149,038        103,468         38,899

In connection with acquisitions made during the years 1998, 1997 and 1996, liabilities assumed were $132 million, $5 million and $36 million, respectively.

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MERGER AND CHANGE IN OWNERSHIP
The Hertz Corporation (together with its subsidiaries, referred to herein as "Hertz" or the "Company"), which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1918. UAL Corporation ("UAL") (formerly Allegis Corporation) purchased all of the Company's outstanding capital stock from RCA Corporation ("RCA") on August 30, 1985. Park Ridge Corporation ("Park Ridge"), which was 80%-owned by Ford Motor Company ("Ford"), purchased all of the Company's outstanding capital stock from UAL on December 30, 1987. By 1989, Ford reduced its ownership interest in Park Ridge to 49%. On July 19, 1993, Park Ridge (which had no material assets other than the Company) was merged with and into the Company, with the prior stockholders of Park Ridge becoming the stockholders of the Company. The merger was recorded as a "pooling of interests."

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

On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock in an initial public offering (the "Offering") and received net proceeds of $453 million from the sale, and redeemed its 1,290 shares of Series C Preferred Stock for $130 million. The net proceeds received from the Offering were used to pay down notes payable. At December 31, 1998, the common stock beneficially owned by Ford represents in the aggregate 94.6% of the combined voting power of all of the Company's outstanding common stock and 81.1% of the economic interest in the Company. Accordingly, Ford is able to direct the election of all of the members of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company.

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

DEPRECIABLE ASSETS
The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment:
  Cars......................................................  3 to 6 years
  Other equipment...........................................  3 to 10 years
Buildings...................................................  20 to 50 years
Leasehold improvements......................................  Term of lease
Service cars and service equipment..........................  3 to 25 years
Franchises, concessions, contract costs and leaseholds......  10 to 40 years
Cost in excess of net assets of purchased businesses........  20 to 40 years

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

PUBLIC LIABILITY AND PROPERTY DAMAGE
Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states wherein its vehicles are registered. The Company also self-insures general public liability and property damage for all domestic operations. Since July 1, 1987, all claims have been retained and borne by the Company up to a limit of $5 million for each occurrence, and the Company maintains insurance with unaffiliated carriers in excess of $5 million up to $450 million per occurrence.

For its foreign operations, the Company purchases insurance to comply with local legal requirements. From January 1, 1993 through December 31, 1996, vehicle liability insurance purchased locally from unaffiliated carriers by Company-owned operations in Europe was reinsured by Hertz International RE Limited, a wholly-owned subsidiary of the Company operating as a reinsurer in Dublin, Ireland. Hertz International RE Limited effectively responded to the first

                     THE HERTZ CORPORATION AND SUBSIDIARIES

$1.5 million of motor vehicle liability for each accident during this period, with excess liability insurance coverage maintained by the Company with unaffiliated carriers. Effective January 1, 1997, the Company replaced an unaffiliated carrier that was the fronted insurer for claims up to $1.5 million per occurrence by establishing a wholly-owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Probus now underwrites the Company's European vehicle liability program (except in Switzerland) up to $1 million per occurrence. Excess coverage for claims that exceed $1 million continues to be maintained with unaffiliated carriers. In the Company's foreign operations other than Europe, the Company is self insured at various amounts up to $150,000 per occurrence, and maintains excess liability insurance coverage up to $450 million per occurrence with unaffiliated carriers.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in "Accumulated other comprehensive income" in the stockholders' equity section of the consolidated balance sheet. Foreign currency gains and losses resulting from transactions are included in earnings.

INCOME TAXES
Effective April 30, 1994, the Company and its domestic subsidiaries have filed consolidated Federal income tax returns with Ford. The Company filed its own consolidated Federal income tax returns with its domestic subsidiaries after December 31, 1987; prior thereto, from September 1, 1985 to December 31, 1987 they were included in the consolidated Federal income tax return of UAL, and prior thereto in the consolidated Federal income tax return of RCA. The Company provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that under a tax sharing arrangement with Ford, the Company's right to reimbursement for foreign tax credits is determined based on the usage of such foreign tax credits by the consolidated group. The Company and its subsidiaries account for investment tax credits under the flow-through method. As of December 31, 1998, U.S. income taxes have not been provided on $234 million in undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested outside the United States or are expected to be remitted free of taxes.

ADVERTISING
Advertising and sales promotion costs are expensed as incurred. Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz' advertising programs in the United States and abroad which feature the Ford name or products. The amounts contributed by Ford for the years ended December 31, 1998, 1997 and 1996 were (in millions) $44.3, $45.2 and $45.5, respectively. This program is expected to continue in the future. The Company incurred advertising expense for the years ended December 31, 1998, 1997 and 1996 of (in millions) $159.6, $148.9 and $148.0, respectively.

The Company and Ford have entered into a Joint Advertising Agreement, which commenced on September 1, 1997 for a period of ten years. Under the Joint Advertising Agreement, Ford has agreed to pay to the Company one-half of the Company's advertising costs, up to a limit of $39 million for the first fiscal year and, for each fiscal year thereafter, a limit equal to the prior year's limit adjusted for inflation, subject to a ceiling. In addition, if for any fiscal year, one-half of the Company's advertising costs exceed such limit and the Company has purchased from Ford a percentage of its car fleet requirements for its car rental business conducted in the United States for the corresponding model year (the "Ford Vehicle Share") equal to 58% or more, then Ford will pay to the Company additional amounts for such excess advertising costs. To be eligible for cost reimbursement under the Joint Advertising Agreement, the advertising must meet certain conditions, including the condition that it indicates that the Company features Ford vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. The Joint Advertising Agreement further provides that if the Ford Vehicle Share for any model year is less than 55%, Ford will not be obligated to pay the Company any amount for its advertising costs for that fiscal year, except to the extent that the Company's failure to achieve a 55% Ford Vehicle Share is attributable to (a) Ford's failure to supply a sufficient quantity of cars for the Company to achieve a 55% Ford Vehicle Share or (b) the fact that the terms and conditions of Ford's car fleet programs offered to the Company

                     THE HERTZ CORPORATION AND SUBSIDIARIES
were not competitive with the terms and conditions for the supply of cars offered by other automobile manufacturers to the Company and other daily car rental companies. In no event, however, will Ford be required to pay any amount for the Company's advertising costs for any year if the Ford Vehicle Share for the corresponding model year is less than 40%.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES

RECENT PRONOUNCEMENTS
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), dealing with the costs of internal use software. The treatment accorded such costs in the past has been very diverse in practice. The SOP will require capitalization of such costs after certain preliminary development efforts have been made. Costs to be capitalized are direct costs and interest costs related to development efforts. The SOP is effective for fiscal years beginning after December 15, 1998. The Company currently expenses these costs as incurred. The Company will adopt SOP 98-1 beginning January 1, 1999. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial position or results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations or cash flows.

NOTE 2 -- EARNINGS PER SHARE
The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                            Year Ended December 31,
                                                  --------------------------------------------
                                                      1998            1997           1996*
                                                  ------------    ------------    ------------
Basic earnings per share:
  Net income....................................  $    277,009    $    201,618    $    158,619
                                                  ------------    ------------    ------------
  Average common shares outstanding.............   108,067,850     108,227,916     108,227,916
                                                  ------------    ------------    ------------
  Basic earnings per share......................  $       2.56    $       1.86    $       1.47
                                                  ============    ============    ============
Diluted earnings per share:
  Net income....................................  $    277,009    $    201,618    $    158,619
                                                  ------------    ------------    ------------
  Average common shares outstanding.............   108,067,850     108,227,916     108,227,916
  Dilutive effect of stock options..............       493,502         402,320         402,320
                                                  ------------    ------------    ------------
  Average diluted common shares outstanding.....   108,561,352     108,630,236     108,630,236
                                                  ------------    ------------    ------------
  Diluted earnings per share....................  $       2.55    $       1.86    $       1.46
                                                  ============    ============    ============

* The basic and diluted earnings per share for 1996 assumes that the weighted-average shares outstanding during 1997 were outstanding during 1996.

At December 31, 1998, options to purchase 1,017,600 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the common shares.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 3 -- DEBT
Debt of the Company and its subsidiaries (in thousands of dollars) consists of the following:

                                                                    December 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Notes payable, including commercial paper, average interest
  rate: 1998, 5.4%; 1997, 6.2%..............................  $2,151,792    $1,309,130
Promissory notes, average interest rate: 1998, 7.0%; 1997,
  7.2% (effective average interest rate: 1998, 7.0%; 1997,
  7.3%); net of unamortized discount: 1998, $4,157; 1997,
  $3,030; due 1999 to 2028..................................   2,445,843     2,246,970
Senior subordinated promissory notes, average interest rate
  9% (effective average interest rate, 9.7%), net of
  unamortized discount $43 in 1997..........................          --        99,957
Junior subordinated promissory notes, average interest rate
  6.9%, net of unamortized discount: 1998, $158; 1997, $201;
  due 2000 to 2003..........................................     399,842       399,799
Subsidiaries' debt:
  Short-term borrowings --
    Banks, average interest rate: 1998, 4.6%; 1997, 5.1%; in
      foreign currencies....................................     550,365       477,422
    Commercial paper, average interest rate: 1998, 5.4%;
      1997, 4.9%; in foreign currencies.....................     206,176       110,662
    Others, average interest rate: 1998, 3.5%; 1997, 5.0%;
      in foreign currencies.................................         625        49,584
  Other borrowings, average interest rate: 1998, 9.5%; 1997,
    8.1%; in dollars and foreign currencies.................       5,140        22,144
                                                              ----------    ----------
Total.......................................................  $5,759,783    $4,715,668
                                                              ==========    ==========

The aggregate amounts of maturities of debt, in millions, are as follows: 1999, $3,358.0 (including $2,879.0 of commercial paper, demand and other short-term borrowings); 2000, $250.5; 2001, $399.5; 2002, $549.5; 2003, $399.4; after 2003,
$802.9. Included in these maturities at the earliest possible redemption date are the following promissory notes of the Company which have put options that can be exercised by the holders of such notes as follows: $25 million at 9% due in 2000, that can be redeemed at the option of the holders in 1999; $100 million at 9% due 2009, that can be redeemed at the option of the holders in 1999; and $150 million at 6.3% due 2006, that can be redeemed at the option of the holders in 2002.

During the year ended December 31, 1998, short-term borrowings, in millions, were as follows: maximum amounts outstanding $2,512.7 commercial paper and $720.8 banks; monthly average amounts outstanding $1,881.0 commercial paper (weighted-average interest rate 5.6%) and $580.9 banks (weighted-average interest rate 4.9%).

The Company and its subsidiaries have entered into arrangements to manage exposures to fluctuations in interest rates. See Note 15 -- Financial Instruments.

During the year ended December 31, 1997, short-term borrowings, in millions, were as follows: maximum amounts outstanding $2,369.1 commercial paper, $782.4 banks and $502.3 other; monthly average amounts outstanding $1,792.4 commercial paper (weighted-average interest rate 5.5%), $621.1 banks (weighted-average interest rate 4.9%) and $115.9 other (weighted-average interest rate 5.1%).

During the year ended December 31, 1996, short-term borrowings, in millions, were as follows: maximum amounts outstanding $2,129.2 commercial paper, $838.1 banks and $137.2 other; monthly average amounts outstanding $1,615.9 commercial paper (weighted-average interest rate 5.6%), $754.2 banks (weighted-average interest rate 5.3%) and $91.1 other (weighted-average interest rate 2.5%).

                     THE HERTZ CORPORATION AND SUBSIDIARIES

The net amortized discount charged to interest expense for the years ended December 31, 1998, 1997 and 1996 relating to debt and other liabilities, in millions, was $.9, $1.2 and $.9, respectively.

At December 31, 1998, the Company had committed credit facilities totaling $2.7 billion. Of this amount, $2.1 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow based on a guarantee by the Company. Effective July 1, 1998, the multi-year facilities totaling $1,196 million were renegotiated. Currently, $63 million expires on June 30, 2002, and $1,133 million expires on June 30, 2003. The 364-day facilities, totaling $857 million, expire on June 23, 1999. The multi-year facilities that expire in 2003 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. A facility fee of .07% per annum is payable on the entire commitment amount. The 364-day facilities permit the Company to convert any amount outstanding prior to expiration into a four-year term loan. A facility fee of .0625% per annum is payable on the entire commitment amount.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2000. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari pasu with the Company's senior debt securities. A commitment fee of .07% per annum is payable on the unused available credit. In addition, at December 31, 1998, the Company had a $250 million loan outstanding from Ford.

The Company had consolidated undrawn committed lines of credit subject to customary terms and conditions, which include undrawn amounts under the three facilities indicated above, of approximately $2.6 billion at December 31, 1998.

The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc., an NASD registered brokerdealer and an indirect, wholly-owned subsidiary of Ford ("FFS"), whereby FFS acts as the exclusive dealer for the Company's domestic commercial paper program. The Company pays fees to FFS which range from
 .035% to .05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolio. In 1998, the Company paid FFS approximately $623,000 of such fees. FFS is under no obligation to purchase any of the notes for its own account. FFS has acted as the Company's exclusive commercial paper dealer since October 1994, and the Sales Agency Agreement may not be amended or terminated without the written consent of both parties. The Company, through its subsidiary Hertz Australia Pty. Limited, has a similar agreement with Ford Credit Australia Limited, also an indirect, wholly-owned subsidiary of Ford Motor Company.

Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. At December 31, 1998, the total debt for the foreign operations was $759 million, of which $757 million was short-term (original maturity of less than one year) and $2 million was long-term. At December 31, 1998, the total amounts outstanding (in millions of U.S. dollars) under the Australian and Canadian commercial paper programs were $88 and $118, respectively. The Irish commercial paper program had no amounts outstanding at December 31, 1998.

Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 1998, approximately $728 million of consolidated stockholders' equity was free of such limitations.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 4 -- FOREIGN CURRENCY
Foreign currency exchange gains and losses included in net income were net gains, in millions, of $3.1, $2.9 and $3.4 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 5 -- AVAILABLE-FOR-SALE SECURITIES
As of December 31, 1998 and 1997, prepaid expenses and other assets in the consolidated balance sheet include available-for-sale securities at fair value. The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations. For the years ended December 31, 1998, 1997 and 1996, proceeds, in millions, of $2.6, $2.3 and $6.4, respectively, were received from the sale of available-for-sale securities, and gross realized gains, in whole dollars, of $74,098, $41,626 and $105,813 and gross realized losses of $0, $2,993 and
$134,474, respectively, were included in earnings. Actual cost was used in computing the realized gain and loss on the sale.

The following is a summary of available-for-sale securities at December 31, 1998 and December 31, 1997 (in thousands):

                                                                Gross         Gross       Estimated
                                                              Unrealized    Unrealized      Fair
                                                     Cost       Gains         Losses        Value
                                                    ------    ----------    ----------    ---------
DECEMBER 31, 1998
Government debt obligations.......................  $1,621       $ 42          $ (7)       $1,656
Corporate debt obligations........................   4,245        111            --         4,356
                                                    ------       ----          ----        ------
        Total.....................................  $5,866       $153          $ (7)       $6,012
                                                    ======       ====          ====        ======
DECEMBER 31, 1997
Government debt obligations.......................  $  988       $ 20          $ (2)       $1,006
Corporate debt obligations........................   4,564         45           (19)        4,590
                                                    ------       ----          ----        ------
        Total.....................................  $5,552       $ 65          $(21)       $5,596
                                                    ======       ====          ====        ======

The amortized cost and estimated fair value of available-for-sale securities at December 31, 1998 are as follows (in thousands):

                                                                        Estimated
                                                               Cost     Fair Value
                                                              ------    ----------
Due in one year or less.....................................  $   --      $   --
Due after one year through five years.......................   3,103       3,168
Due after five years through ten years......................   2,753       2,815
Due after ten years.........................................      10          29
                                                              ------      ------
        Total...............................................  $5,866      $6,012
                                                              ======      ======

NOTE 6 -- PURCHASES AND SALES OF OPERATIONS
During the year ended December 31, 1998, the Company acquired one European and 12 North American equipment rental and sales companies. The aggregate purchase price of the acquisitions was $343.9 million, net of cash acquired, plus the assumption of $94.0 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $224.8 million, which has been recognized as goodwill and is being amortized over periods from twenty-five to forty years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company. The aggregate purchase price included $5.4 million paid to shareholders of two

                     THE HERTZ CORPORATION AND SUBSIDIARIES
of the acquired companies in exchange for covenants not to compete, which are being amortized over the contractual terms of the individual covenants.

In May 1998, the Company sold its corporate owned operations in Portugal to a licensee. The net proceeds from the sale were approximately $4.6 million, which exceeded book value by approximately $.3 million. In conjunction with the sale, the Company received an initial license fee of $2.5 million. The total assets of these operations at May 31, 1998 were $19.6 million, and revenues and net income for the year ended December 31, 1997 were $14.9 million and $.8 million, respectively. The Company believes that this transaction will not have a material effect on its financial position or results of operations.

In June 1997, the Company sold its corporate owned operations in Denmark and Norway to a licensee. The net proceeds from the sale were approximately $1.4 million, which was less than book value by approximately $.9 million. In conjunction with the sale, the Company received an initial license fee of $3 million. The total assets of these operations at June 30, 1997 were $97 million, and revenues and net loss for the year ended December 31, 1996 were $15.7 million and $1.2 million, respectively.

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

In connection with the acquisition of the Company by Park Ridge in December 1987 and UAL in August 1985, the excess of the purchase price over the consolidated equity of the Company at the time of these purchases was $658.3 million. These costs are being amortized by the Company over 40 years. The unamortized amount of such costs at December 31, 1998 was $468.4 million.

NOTE 7 -- PENSION AND INCOME SAVINGS PLAN AND POSTRETIREMENT BENEFIT PLANS
The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan and other postretirement benefit plans covering its domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S.") and amounts included in the consolidated balance sheet and statement of income (in millions of dollars):

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                                  U.S. Plans                 Non-U.S. Plans
                                                      -----------------------------------   ----------------
                                                      Pension Benefits    Other Benefits    Pension Benefits
                                                      -----------------   ---------------   ----------------
                                                       1998      1997      1998     1997     1998      1997
                                                      -------   -------   ------   ------   -------   ------
Change in Benefit Obligation
  Benefit obligation at January 1...................  $125.2    $111.4    $ 8.1     $8.1    $ 44.5    $49.3
  Service cost......................................    11.5       8.0       .3       .3       2.9      2.1
  Interest cost.....................................     8.6       7.6       .5       .5       3.1      3.1
  Employee contributions............................      --        --       .1       .1        .9      1.1
  Benefits paid.....................................   (5.0)     (3.0)     (.2)      (.2)     (1.9)     (.8)
  Foreign exchange translation......................      --        --       --       --      (1.0)      --
  Actuarial gain (loss).............................    15.0       1.2       .3      (.7)     (1.0)   (10.3)
                                                                                            ------    -----
                                                      ------    ------    -----     ----
  Benefit obligation at December 31.................  $155.3    $125.2    $ 9.1     $8.1    $ 47.5    $44.5
                                                                                            ======    =====
                                                      ======    ======    =====     ====
Change in Plan Assets
  Fair value of plan assets at January 1............  $120.4    $101.1    $  --     $ --    $ 33.0    $32.5
  Actual return on plan assets......................    16.3      22.0       --       --       7.0      2.4
  Company contributions.............................      .5        --       .1       .1       2.2      2.4
  Employee contributions............................      --        --       .1       .1        .9      1.1
  Benefits paid.....................................   (5.0)     (3.0)     (.2)      (.2)     (1.9)     (.8)
  Foreign exchange translation......................      --        --       --       --        .3       --
  Other.............................................      --        .3       --       --       (.5)    (4.6)
                                                                                            ------    -----
                                                      ------    ------    -----     ----
  Fair value of plan assets at December 31..........  $132.2    $120.4    $  --     $ --    $ 41.0    $33.0
                                                                                            ======    =====
                                                      ======    ======    =====     ====
Funded Status of the Plan
  Plan assets less than benefit obligation..........  $ 23.1    $  4.8    $ 9.1     $8.1    $  6.5    $11.5
  Unamortized transition obligation.................    (.5)      (.8)       --       --        --       --
  Unamortized prior service cost....................      .1        .1       --       --        --       --
  Unamortized net gains (losses)....................    25.8      32.5      1.2      1.6        .9     (4.8)
  Other.............................................      --        .6       --       --        --       --
                                                                                            ------    -----
                                                      ------    ------    -----     ----
  Net accrued liabilities...........................  $ 48.5    $ 37.2    $10.3     $9.7    $  7.4    $ 6.7
                                                                                            ======    =====
                                                      ======    ======    =====     ====
Weighted-average Assumptions as of December 31
  Discount rate.....................................    6.25%     6.75%    6.50%   7.00%     5.5%-    6.5%-
                                                                                              7.5%     7.5%
  Expected return on assets.........................     9.0%      9.0%     N/A      N/A    6.25%-    6.5%-
                                                                                              8.5%     8.5%
  Average rate of increase in compensation..........     5.5%      5.5%     N/A      N/A     3.0%-    3.0%-
                                                                                              6.5%     6.5%

Assumptions used for the non-U.S. plans vary by country and are made in accordance with local conditions, but do not vary materially from those used in the U.S. plan. Plan assets consist principally of investments in stocks, government bonds and other fixed income securities.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                                Years ended December 31,
                                     ------------------------------------------------------------------------------
                                                        Pension Benefits                      Other Benefits (U.S.)
                                     ------------------------------------------------------   ---------------------
                                           1998               1997               1996         1998    1997    1996
                                     ----------------   ----------------   ----------------   -----   -----   -----
                                     U.S.    Non-U.S.   U.S.    Non-U.S.   U.S.    Non-U.S.
                                     -----   --------   -----   --------   -----   --------
Components of net periodic benefit
  cost:
  Service cost.....................  $11.5    $ 2.9     $ 8.0    $ 2.1     $ 8.0    $ 4.0     $ .3     $.3    $ .3
  Interest cost....................    8.6      3.1       7.6      3.1       7.0      2.3       .5      .5      .5
  Expected return on plan assets...   (8.2)    (2.8)     (7.2)    (2.4)     (6.6)    (1.9)      --      --      --
  Amortization of transition.......     .3       --        .3       --        .5       --       --      --      --
  Amortization of amendments.......     --       --        --       --        .1       --       --      --      --
  Amortization of gains/(losses)
    and
    other..........................     .3      (.1)       .2       --        .2       --      (.1)    (.1)     --
                                     -----    -----     -----    -----     -----    -----     ----     ---    ----
    Net pension/postretirement       $12.5    $ 3.1     $ 8.9    $ 2.8     $ 9.2    $ 4.4     $ .7     $.7    $ .8
      expense......................
                                     =====    =====     =====    =====     =====    =====     ====     ===    ====
Discount rate for expense..........   6.75%   6.5%-      7.25%   7.0%-       7.0%   7.0%-      7.0%    7.5%   7.25%
                                               7.5%               7.5%               8.5%
Assumed long-term rate of return on    9.0%   6.5%-       9.0%   7.0%-       9.0%   7.0%-       --      --      --
  assets...........................            8.5%               8.5%               8.5%
Initial health care cost trend          --       --        --       --        --       --      7.0%    7.2%    7.5%
  rate.............................
Ultimate health care cost trend         --       --        --       --        --       --      6.4%    6.6%    6.7%
  rate.............................
Number of years to ultimate             --       --        --       --        --       --        4       5       6
  trend rate.......................

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects in whole dollars:

                                                         One Percentage    One Percentage
                                                         Point Increase    Point Decrease
                                                         --------------    --------------
Effect on total of service and interest cost
  components...........................................     $ 65,000          $ 57,800
Effect on postretirement benefit obligation............     $553,700          $498,800

The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis.

The provisions charged to income for the years ended December 31, 1998, 1997 and 1996 for all other pension plans were approximately (in millions) $8.1, $7.7 and $6.7, respectively.

The provisions charged to income for the years ended December 31, 1998, 1997 and 1996 for the Hertz Income Savings Plan were approximately (in millions) $5.1, $4.2 and $3.8, respectively.

NOTE 8 -- STOCK-BASED COMPENSATION
The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee (the "Committee") appointed by the Board of Directors. The Company adopted the Plan effective as of April 25, 1997. Awards granted under the plan are based on shares of Class A Common Stock. The Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units ("Awards").

                     THE HERTZ CORPORATION AND SUBSIDIARIES

Officers and certain key salaried employees of the Company with potential to contribute to the future success of the Company or its subsidiaries are eligible to receive Awards under the Plan. Each option granted shall expire at such time the Committee shall determine at the time of grant; provided, that no option shall be exercisable later than the tenth anniversary date of its grant.

The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,026 shares. The Awards granted vest over various anniversaries of the date of grant with all Awards vesting by the fifth anniversary of the date of grant. At December 31, 1998, 5,299,810 shares were available for award under the Plan.

In 1998 and 1997, as part of the Offering, the Company granted awards of 30,000 shares and 701,025 shares of restricted stock, respectively. As of December 31, 1998 and 1997, 89,795 shares and 59,865 shares of restricted stock had been forfeited. Upon issuance of the restricted shares, the unamortized value of restricted stock is charged to stockholders' equity and is amortized as compensation expense ratably over the restriction periods. Total compensation cost charged against income related to restricted stock awards was $4.4 million and $3.6 million in 1998 and 1997, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees " ("APB 25"). Under APB 25, no compensation expense is recognized for the Company's employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant.

The following pro forma information regarding net income and net income per share is required when APB 25 accounting is elected, and was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions used for grants in 1998 and 1997: risk-free interest rate of 5.56% and 6.75%, respectively; volatility factors of 30% and 22%, respectively; dividend yields of .41% and .83%, respectively, and an average expected life of the options of four years for 1998 and 1997. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting periods.

Had the compensation cost of the Company's stock-based compensation plans been determined based on the fair value methods of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1998                       1997
                                             ------------------------   ------------------------
                                             As Reported   Pro Forma*   As Reported   Pro Forma*
                                             -----------   ----------   -----------   ----------
Net income (in millions)..................     $277.0        $273.3       $201.6        $200.5
Earnings per share
  Basic...................................     $ 2.56        $ 2.53       $ 1.86        $ 1.85
  Diluted.................................     $ 2.55        $ 2.52       $ 1.86        $ 1.85

* The pro forma effect on net income and earnings per share for 1998 and 1997 is not representative of the pro forma effect in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years. Additional awards in future years are anticipated.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

A summary of option transactions is presented below:

                                                            1998                          1997
                                                 ---------------------------   --------------------------
                                                                Weighted                      Weighted
                                                                 Average                      Average
                                                  Shares     Exercise Price     Shares     Exercise Price
                                                 ---------   ---------------   ---------   --------------
Outstanding at January 1......................   1,267,610       $24.00               --       --
Granted.......................................   1,058,400   $33.88 - $50.00   1,423,470     $24.00
Expired or canceled...........................    (128,550)  $24.00 - $48.68    (155,860)    $24.00
Exercised.....................................    (130,959)      $24.00               --       --
                                                 ---------                     ---------
Outstanding at December 31....................   2,066,501   $24.00 - $50.00   1,267,610     $24.00
                                                 =========                     =========
Options exercisable at year-end...............     322,842       $24.00               --       --
Weighted-average fair value of options granted
  during year.................................                   $15.16                      $6.47

The following table summarizes information about stock options outstanding at December 31, 1998:

                                         Options Outstanding at                   Options Exercisable at
                                            December 31, 1998                        December 31, 1998
                              ---------------------------------------------      -------------------------
                                                 Weighted          Weighted                       Weighted
                                                 Average           Average        Number of       Average
                              Number of         Remaining          Exercise        Shares         Exercise
Range of Exercise Prices       Shares        Contractual Life       Price        Exercisable       Price
------------------------      ---------      ----------------      --------      -----------      --------
$24.00......................  1,048,901            8.3              $24.00         322,842         $24.00
$33.88 - $50.00.............  1,017,600            9.3              $48.32              --          --

NOTE 9 -- REVENUE EARNING EQUIPMENT
Revenue earning equipment is used in the rental of cars and industrial and construction equipment and the leasing of cars under closed-end leases where the disposition of the cars upon termination of the lease is for the account of Hertz. Revenue is recorded as earned under the terms of the rental or leasing contract. Revenue on open contracts is accrued to the balance sheet date based on the terms in the contracts. Expenses are recorded as incurred. Over the three years ended December 31, 1998, on a weighted-average basis, approximately 64% of the cars acquired by the Company for its U.S. rental car fleet, and approximately 23% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 1998, approximately 63% of the cars acquired by the Company domestically were manufactured by Ford. The percentage of Ford cars acquired by the Company for its U.S. rental car fleet is expected to remain at these or higher levels in the future. In 1998, approximately 26% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year.

Under operating leases, aggregate minimum future rentals for cars leased at December 31, 1998 are receivable approximately as follows (in millions): $28 in 1999, $15 in 2000, $6 in 2001 and $1 in 2002. Cars under lease at December 31, 1998, which are owned by Hertz, amounted to $90.6 million, net of accumulated depreciation of $27.2 million.

The average holding periods of cars and other revenue earning equipment are as follows: cars used in the car rental business, five to 12 months; cars used in the car leasing business, 35 months; and equipment used in the industrial and construction rental business, 24 to 60 months. At December 31, 1998, the average ages of owned cars and other revenue earning equipment are as follows: cars used in the car rental business, six months; cars used in the car leasing business, 19 months; and equipment used in the industrial and construction rental business, 22 months. At December 31, 1998, the Company was subject to residual risk with respect to 25% of all cars in its worldwide car rental and leasing operations and 100% of the equipment in the industrial and construction rental business.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                 Years ended December 31,
                                                            ----------------------------------
                                                               1998         1997        1996
                                                            ----------    --------    --------
Depreciation of revenue earning equipment.................  $1,081,369    $968,923    $904,504
Adjustment of depreciation upon disposal of the
  equipment...............................................     (17,856)     (3,251)    (23,221)
Rents paid for vehicles leased............................      14,496      13,888      11,395
                                                            ----------    --------    --------
        Total.............................................  $1,078,009    $979,560    $892,678
                                                            ==========    ========    ========

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

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 1998, 1997 and 1996 included (in millions) net gains of $18.3, $13.8 and $20.7, respectively, on the sale of industrial and construction equipment, and net losses of $.5, $10.5 and net gains of $2.5, respectively, on the sale of cars used in the car rental and car leasing operations.

The Company and Ford have entered into a Car Supply Agreement, which commenced on September 1, 1997 for a period of ten years. Under the Car Supply Agreement, Ford and the Company have agreed to negotiate in good faith on an annual basis with respect to the supply of cars. Ford has agreed to supply to the Company and the Company has agreed to purchase from Ford, for each car model year during the term of the agreement (i.e., the 1998 model year through the 2007 model year),
(a) the lesser of 150,000 cars or 55% of the Company's fleet requirements for its car rental business conducted in the United States, (b) 35% of the Company's fleet requirements for its car rental business conducted in Europe; and (c) 55% of the Company's fleet requirements for its car rental business conducted other than in the United States and Europe. For each model year, at least 50% of the cars supplied by Ford are required to be non-risk cars. The Car Supply Agreement also provides that, for each model year, Ford must strive to offer car fleet programs to the Company on terms and conditions that are competitive with terms and conditions for the supply of cars then being offered by other automobile manufacturers to the Company and other daily car rental companies. In addition, for each model year, Ford must supply cars to the Company on terms and conditions that are no less favorable than those offered by Ford to other daily car rental companies, excluding franchised Ford vehicle dealers who rent cars.

As of December 31, 1998 and 1997, Ford owed the Company and its subsidiaries $430.2 million and $423.4 million, respectively, in connection with various car repurchase and warranty programs. As of December 31, 1998 and 1997, the Company and its subsidiaries owed Ford $9.7 million and $14.2 million, respectively (which amounts are included in Accounts Payable in the consolidated balance sheet) in connection with cars purchased. These transactions were made and are being paid in the ordinary course of business.

During the year ended December 31, 1998, the Company purchased Ford cars at a cost of approximately $3.6 billion, and sold cars to Ford or its affiliates under various repurchase programs for approximately $2.1 billion.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 10 -- TAXES ON INCOME
The provision for taxes on income consists of the following (in thousands of dollars):

                                                                 Years ended December 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Current:
  Federal..................................................  $113,027    $ 56,629    $ 31,360
  Foreign..................................................    28,389      22,203      18,832
  State and local..........................................    21,467      13,620       8,758
                                                             --------    --------    --------
    Total current..........................................   162,883      92,452      58,950
                                                             --------    --------    --------
Deferred:
  Federal..................................................    22,300      42,130      23,772
  Foreign..................................................    (2,000)      1,970       6,228
  State and local..........................................     5,200       5,100       9,000
                                                             --------    --------    --------
    Total deferred.........................................    25,500      49,200      39,000
                                                             --------    --------    --------
        Total provision....................................  $188,383    $141,652    $ 97,950
                                                             ========    ========    ========

The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

Difference between tax and book depreciation...............  $ 57,777    $ 17,704    $ 64,176
Accrued and prepaid expense deducted for tax purposes when
  paid or incurred.........................................   (28,801)     (2,683)    (39,427)
Tax operating loss (carryforwards) utilized................    (2,599)      2,763      (7,217)
Federal alternative minimum tax credit (carryforwards)
  utilized.................................................      (877)     31,416      10,217
Foreign tax credit utilized................................        --          --      11,251
                                                             --------    --------    --------
        Total deferred provision...........................  $ 25,500    $ 49,200    $ 39,000
                                                             ========    ========    ========

The principal items in the deferred tax liability at December 31, 1998 and 1997 are as follows (in thousands of dollars):

                                                                1998         1997
                                                              ---------    ---------
Difference between tax and book depreciation................  $ 384,849    $ 327,072
Accrued and prepaid expense deducted for tax purposes when
  paid or incurred..........................................   (180,010)    (151,209)
Tax operating loss carryforwards............................    (12,462)      (9,863)
Federal alternative minimum tax credit carryforwards........       (877)          --
                                                              ---------    ---------
        Total...............................................  $ 191,500    $ 166,000
                                                              =========    =========

The tax operating loss carryforwards at December 31, 1998 of $12.5 million relate to certain foreign operations and have the following expiration dates (in millions): $2.2 in 2005 and $10.3 with no expiration date. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

                                                                 Years ended December 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
Computed tax at statutory rate..............................  $162,887    $120,145    $89,799
State and local income taxes, net of Federal income tax
  benefit...................................................    17,334      12,168     11,543
Tax effect on the amortization of the cost in excess of the
  Company's net assets......................................     6,384       5,770      5,492
Adjustments made to tax accruals in connection with tax
  audit evaluations and the effects of prior years' tax
  sharing arrangements between companies, UAL and RCA.......        --          --    (13,945)
Income taxes on foreign earnings at effective rates
  different from the U.S. statutory rate, including the
  anticipated realization of certain foreign tax benefits
  and the effect of subsidiaries' gains and losses and
  exchange adjustments with no tax effect...................     2,254       3,118      6,390
All other items, net, none of which exceeded 5% of computed
  tax.......................................................      (476)        451     (1,329)
                                                              --------    --------    -------
        Total provision.....................................  $188,383    $141,652    $97,950
                                                              ========    ========    =======

NOTE 11 -- LEASE AND CONCESSION AGREEMENTS
Hertz has various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum and real estate leases under which the following amounts were expensed (in thousands of dollars):

                                                                 Years ended December 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Rents......................................................  $ 46,974    $ 45,553    $ 47,328
Concession fees:
  Minimum fixed obligations................................   152,302     125,714     123,014
  Additional amounts, based on revenues....................   155,940     140,790     131,904
                                                             --------    --------    --------
        Total..............................................  $355,216    $312,057    $302,246
                                                             ========    ========    ========

As of December 31, 1998, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

                                                               Rents     Concessions
                                                              -------    -----------
Years ended December 31,
1999........................................................  $43,550      $88,002
2000........................................................   36,555       61,481
2001........................................................   31,663       52,569
2002........................................................   26,866       41,910
2003........................................................   22,281       14,271
Years after 2003............................................   81,045       39,591

                     THE HERTZ CORPORATION AND SUBSIDIARIES

In addition to the above, Hertz has various leases on cars and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Cars........................................................  $14,496    $13,888    $11,395
Office and computer equipment...............................   17,948     18,618     21,772
                                                              -------    -------    -------
        Total...............................................  $32,444    $32,506    $33,167
                                                              =======    =======    =======

As of December 31, 1998, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): office and computer equipment 1999, $5,204; 2000, $2,750; 2001, $936; 2002, $143; 2003, $6; after 2003, $6.

NOTE 12 -- SEGMENT INFORMATION
The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with the year ended December 31, 1998. The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has identified two significant segments: rental and leasing of cars and light trucks ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contribution of these segments, as well as "corporate and other," for each of the three years ended December 31, 1998 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of intangibles, certain interest expense, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Revenues
  Car rental................................................  $ 3,573    $ 3,419    $ 3,239
  Industrial and construction equipment rental..............      631        445        392
  Corporate and other.......................................       34         27         37
                                                              -------    -------    -------
    Total...................................................  $ 4,238    $ 3,891    $ 3,668
                                                              =======    =======    =======
Income (loss) before income taxes
  Car rental................................................  $   425    $   312    $   189
  Industrial and construction equipment rental..............       77         72         91
  Corporate and other.......................................      (37)       (41)       (23)
                                                              -------    -------    -------
    Total...................................................  $   465    $   343    $   257
                                                              =======    =======    =======
Depreciation of revenue earning equipment
  Car rental................................................  $   924    $   881    $   815
  Industrial and construction equipment rental..............      154         99         78
  Corporate and other.......................................       --         --         --
                                                              -------    -------    -------
    Total...................................................  $ 1,078    $   980    $   893
                                                              =======    =======    =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Depreciation of property and equipment
  Car rental................................................  $    80    $    73    $    70
  Industrial and construction equipment rental..............       26         13         11
  Corporate and other.......................................        2          2          1
                                                              -------    -------    -------
    Total...................................................  $   108    $    88    $    82
                                                              =======    =======    =======
Amortization of intangibles
  Car rental................................................  $     5    $     3    $     2
  Industrial and construction equipment rental..............        4         --         --
  Corporate and other.......................................       17         17         16
                                                              -------    -------    -------
    Total...................................................  $    26    $    20    $    18
                                                              =======    =======    =======
Operating income (loss) (pre-tax income before interest)
  Car rental................................................  $   656    $   550    $   435
  Industrial and construction equipment rental..............      143        122        134
  Corporate and other.......................................      (27)       (27)       (14)
                                                              -------    -------    -------
    Total...................................................  $   772    $   645    $   555
                                                              =======    =======    =======
Total assets at end of year
  Car rental................................................  $ 6,691    $ 5,888    $ 6,257
  Industrial and construction equipment rental..............    1,883      1,034        870
  Corporate and other.......................................      299        514        522
                                                              -------    -------    -------
    Total...................................................  $ 8,873    $ 7,436    $ 7,649
                                                              =======    =======    =======
Revenue earning equipment, net, at end of year
  Car rental................................................  $ 4,473    $ 4,040    $ 4,318
  Industrial and construction equipment rental..............    1,309        852        718
  Corporate and other.......................................       --         --         --
                                                              -------    -------    -------
    Total...................................................  $ 5,782    $ 4,892    $ 5,036
                                                              =======    =======    =======
Revenue earning equipment and property and equipment
  Car rental
    Expenditures............................................  $ 7,326    $ 7,345    $ 7,995
    Proceeds from sale......................................   (5,809)    (6,539)    (6,371)
                                                              -------    -------    -------
      Net expenditures......................................  $ 1,517    $   806    $ 1,624
                                                              =======    =======    =======
  Industrial and construction equipment rental
    Expenditures............................................  $   625    $   365    $   378
    Proceeds from sale......................................     (123)      (105)      (104)
                                                              -------    -------    -------
      Net expenditures......................................  $   502    $   260    $   274
                                                              =======    =======    =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
  Corporate and other
    Expenditures............................................  $     1    $    39    $    11
    Proceeds from sale......................................       --         --        (15)
                                                              -------    -------    -------
      Net expenditures......................................  $     1    $    39    $    (4)
                                                              =======    =======    =======

The Company operates in the United States and in foreign countries. The operations within major geographic areas are summarized as follows (in millions of dollars):

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Revenues
  United States.............................................  $ 3,283    $ 2,993    $ 2,723
  Foreign operations (substantially Europe).................      955        898        945
                                                              -------    -------    -------
    Total...................................................  $ 4,238    $ 3,891    $ 3,668
                                                              =======    =======    =======
Income before income taxes
  United States.............................................  $   377    $   273    $   196
  Foreign operations (substantially Europe).................       88         70         61
                                                              -------    -------    -------
    Total...................................................  $   465    $   343    $   257
                                                              =======    =======    =======
Depreciation of revenue earning equipment
  United States.............................................  $   931    $   857    $   789
  Foreign operations (substantially Europe).................      147        123        104
                                                              -------    -------    -------
    Total...................................................  $ 1,078    $   980    $   893
                                                              =======    =======    =======
Depreciation of property and equipment
  United States.............................................  $    85    $    69    $    63
  Foreign operations (substantially Europe).................       23         19         19
                                                              -------    -------    -------
    Total...................................................  $   108    $    88    $    82
                                                              =======    =======    =======
Amortization of intangibles
  United States.............................................  $    21    $    18    $    17
  Foreign operations (substantially Europe).................        5          2          1
                                                              -------    -------    -------
    Total...................................................  $    26    $    20    $    18
                                                              =======    =======    =======
Operating income (pre-tax income before interest)
  United States.............................................  $   648    $   540    $   451
  Foreign operations (substantially Europe).................      124        105        104
                                                              -------    -------    -------
    Total...................................................  $   772    $   645    $   555
                                                              =======    =======    =======
Total assets at end of year
  United States.............................................  $ 6,916    $ 5,893    $ 5,805
  Foreign operations (substantially Europe).................    1,957      1,543      1,844
                                                              -------    -------    -------
    Total...................................................  $ 8,873    $ 7,436    $ 7,649
                                                              =======    =======    =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Revenue earning equipment, net, at end of year
  United States.............................................  $ 4,749    $ 4,015    $ 3,997
  Foreign operations (substantially Europe).................    1,033        877      1,039
                                                              -------    -------    -------
    Total...................................................  $ 5,782    $ 4,892    $ 5,036
                                                              =======    =======    =======
Revenue earning equipment and property and equipment
  United States
    Expenditures............................................  $ 5,904    $ 5,723    $ 6,011
    Proceeds from sale......................................   (4,192)    (4,640)    (4,360)
                                                              -------    -------    -------
      Net expenditures......................................  $ 1,712    $ 1,083    $ 1,651
                                                              =======    =======    =======
  Foreign operations (substantially Europe)
    Expenditures............................................  $ 2,048    $ 2,026    $ 2,373
    Proceeds from sale......................................   (1,740)    (2,004)    (2,130)
                                                              -------    -------    -------
      Net expenditures......................................  $   308    $    22    $   243
                                                              =======    =======    =======

NOTE 13 -- LITIGATION
The Company is currently a defendant in two purported class actions, as well as one similar action, that have been brought in two states, in which the plaintiffs seek unspecified damages and injunctive relief arising out of the Company's allegedly improper sale of one or more optional insurance products (liability insurance supplement and personal accident insurance/personal effects coverage) in connection with vehicle rentals. A common feature of the actions is a claim that applicable insurance laws were violated in the sale of optional insurance products because the Company's counter sales representatives were not licensed insurance salespersons. Details of those actions appear below. Other similar actions in Texas, Alabama and Wisconsin have been concluded and/or dismissed with no finding of liability to the Company.

On September 2, 1997, Ben C. Martin, Archie Powell, William Johnson, individually and on behalf of all others similarly situated v. The Hertz Corporation et al. was commenced in Circuit Court of Mobile County, Alabama. The defendant Company and other car rental companies removed the action to the United States District Court for the Southern District of Alabama (Mobile); the plaintiffs have moved to remand. The action has been stayed pending a ruling by the United States Court of Appeals for the Eleventh Circuit in an unrelated action that may provide a precedent bearing on the District Court's jurisdiction over Martin. Martin purports to be a class action on behalf of all individuals in the United States who rented from the defendants and paid for optional insurance products.

On October 2, 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. Enterprise Rent A Car, Hertz et al. was commenced in Circuit Court of Coosa County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). As with Martin, Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. One cause of action has been dismissed based upon the judge's ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. In view of that ruling, the Company intends to seek dismissal of all remaining causes of action.

On June 11, 1998, David Holt, on Behalf of Himself, and the General Public v. The Hertz Corporation, et al. was commenced in Superior Court of the State of California, Contra Costa County. At the outset, the Company filed a motion for a temporary stay, pending action of the California Department of Insurance. In August 1998, the court granted the motion, and the action was stayed, pending a report being prepared by the Insurance Producer Licensing

                     THE HERTZ CORPORATION AND SUBSIDIARIES

Working Group of the California Department of Insurance covering, among other things, car rental company insurance programs. The final report was issued in February 1999 and is favorable to the Company's position. Accordingly, the stay has been lifted with the expectation that the Company will file a motion for summary judgement following limited discovery. Technically not a class action, Holt is a private attorney general action on behalf of those who have rented cars from the Company in the State of California.

The Company believes it has meritorious defenses in the foregoing actions and will defend itself vigorously. In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect the consolidated financial position or results of operations or cash flows of the Company.

NOTE 14 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
A summary of the quarterly operating results during 1998 and 1997 were as follows (in thousands):

                                                                                           Earnings
                                          Operating Income      Income                     Per Share
                                          (Pre-tax Income    Before Income     Net      ---------------
                              Revenues    Before Interest)       Taxes        Income    Basic   Diluted
                             ----------   ----------------   -------------   --------   -----   -------
1998
  First quarter............  $  898,796       $129,358         $ 60,726      $ 35,407   $ .33   $   .33
  Second quarter...........   1,048,357        200,675          127,291        75,057     .69       .69
  Third quarter............   1,225,145        286,212          200,318       118,678    1.10      1.09
  Fourth quarter...........   1,066,035        155,421           77,057        47,867     .44       .44
                             ----------       --------         --------      --------   -----   -------
    Total Year.............  $4,238,333       $771,666         $465,392      $277,009   $2.56   $  2.55
                             ==========       ========         ========      ========   =====   =======
1997
  First quarter............  $  878,352       $107,222         $ 33,911      $ 19,719   $ .18   $   .18
  Second quarter...........     976,316        171,389           93,105        53,901     .50       .50
  Third quarter............   1,102,142        242,525          161,696        93,434     .86       .86
  Fourth quarter...........     934,510        124,346           54,558        34,564     .32       .32
                             ----------       --------         --------      --------   -----   -------
    Total Year.............  $3,891,320       $645,482         $343,270      $201,618   $1.86   $  1.86
                             ==========       ========         ========      ========   =====   =======

NOTE 15 -- FINANCIAL INSTRUMENTS
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. All borrowings by foreign operations are either in the foreign operation's local currency or, if in non-local currency, on a fully hedged basis to minimize foreign exchange exposure. As of December 31, 1998, the Company had no significant concentration of credit risk.

CASH AND EQUIVALENTS
Fair value approximates cost indicated on the balance sheet at December 31, 1998, because of the short-term maturity of these instruments.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

DEBT
Fair value is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities. Carrying value was used as fair value for borrowings with an initial maturity of 93 days or less. The fair value of all debt at December 31, 1998 approximated $5.89 billion compared to carrying value of $5.76 billion.

PUBLIC LIABILITY AND PROPERTY DAMAGE
Provisions for public liability and property damage on self-insured domestic claims and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. These liabilities are anticipated to be paid between one and five years in the future. The fair value of these liabilities at December 31, 1998 approximates $280.6 million compared to carrying value of $307.2 million. The fair value was estimated using a 6.1% interest rate, which represents the long-term borrowing rate available to the Company at December 31, 1998.

FINANCIAL INSTRUMENTS
The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at December 31, 1998 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 6.14%, with 48% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.10%, with 50% of debt subject to variable interest rates when not considering the swap agreements. At December 31, 1998, these agreements expressed in notional amounts aggregated $85.9 million swaps. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At December 31, 1998, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $1.3 million.

The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates for certain foreign currency loans and selected marketing programs. These arrangements consist of foreign exchange forward contracts and the purchase of foreign exchange options. At December 31, 1998, the total notional amount of these instruments was $82.5 million and the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was not material.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

The fair value of the interest rate and foreign currency instruments were estimated using market prices provided by financial institutions. The following is the estimated fair value and notional amount of the outstanding instruments at December 31, 1998 and their maturity dates (in millions):

                                                                           Fair     Notional
                                                              Maturity   Value(a)   Amount(b)
                                                              --------   --------   ---------
Interest Rate Instruments
                                                                  1999                $48.5
-  Assets...................................................              $  --
-  Liabilities..............................................                 .6
                                                                  2000                 24.5
-  Assets...................................................                 --
-  Liabilities..............................................                 .6
                                                                  2001                 11.1
-  Assets...................................................                 --
-  Liabilities..............................................                 .1
                                                                  2002                  1.7
-  Assets...................................................                 --
-  Liabilities..............................................                 --
                                                                  2003                   .1
-  Assets...................................................                 --
-  Liabilities..............................................                 --
                                                                          -----       -----
    Total...................................................              $(1.3)      $85.9
                                                                          =====       =====
Foreign Currency Instruments(c)
                                                                  1999                $76.3
-  Assets...................................................                 --
-  Liabilities..............................................                 --
                                                                  2000                  6.2
-  Assets...................................................                 --
-  Liabilities..............................................                 --
                                                                          -----       -----
    Total...................................................              $  --       $82.5
                                                                          =====       =====

(a) Fair value is representative of the Company's obligation under the contracts, assuming the contracts were terminated at December 31, 1998.

(b) The notional amount represents the contract amount and does not represent the amount at risk.

(c) As of December 31, 1998, no one currency represented the majority of the outstanding foreign currency instruments, except for forward contracts to sell French Francs, Dutch Guilders and German Marks and buy United States Dollars in the amounts (in millions) of $26.9, $20.8 and $18.0, respectively, and options to sell British Pounds in the notional amount of $10.2 million.

                                  SCHEDULE II

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                 Additions           Deductions
                                  Balance at     ----------    -----------------------
                                 Beginning of    Charged to    Translation                Balance at
                                     Year          Income      Adjustments     Other      End of Year
                                 ------------    ----------    -----------    --------    -----------
                                                         Dollars in thousands
1998
  Allowance for doubtful
    accounts...................    $ 13,927       $  5,051        $(373)      $  3,311(a)  $ 16,040
                                   ========       ========        =====       ========     ========
  Public liability and property
    damage.....................    $310,475       $114,373        $ 531       $117,098(b)  $307,219
                                   ========       ========        =====       ========     ========
1997
  Allowance for doubtful
    account....................    $ 12,268       $  9,623        $ 978       $  6,986(a)  $ 13,927
                                   ========       ========        =====       ========     ========
  Public liability and property
    damage.....................    $321,118       $122,540        $ 376       $132,807(b)  $310,475
                                   ========       ========        =====       ========     ========
1996
  Allowance for doubtful
    accounts...................    $  7,985       $  9,912        $  59       $  5,570(a)  $ 12,268
                                   ========       ========        =====       ========     ========
  Public liability and property
    damage.....................    $311,669       $133,417        $  40       $123,928(b)  $321,118
                                   ========       ========        =====       ========     ========

---------------
(a) Amounts written off, net of recoveries.

(b) Payments of claims and expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Executive Officers and Compensation" in the Company's Proxy Statement for its 1999 annual meeting of stockholders.

For information concerning the Executive Officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by Item 11 is incorporated by reference from the information under the caption "Executive Officers and Compensation" in the Company's Proxy Statement for its 1999 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership" in the Company's Proxy Statement for its 1999 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1999 annual meeting of stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                            Page
                                                                            ----
(a) 1.  Financial Statements:
     The Hertz Corporation and Subsidiaries --
       Report of Independent Public Accountants.........................      28
       Consolidated Balance Sheet at December 31, 1998 and 1997.........      29
       Consolidated Statement of Income for the years ended
         December 31, 1998, 1997 and 1996...............................      30
       Consolidated Statement of Stockholders' Equity for the years ended
         December 31, 1998, 1997 and 1996...............................      31
       Consolidated Statement of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996................................  32-33
       Notes to Consolidated Financial Statements........................  34-56

    2.  Financial Statement Schedules:
        The Hertz Corporation and Subsidiaries --
        Schedule II -- Valuation and qualifying accounts for the years
         ended December 31, 1998, 1997 and 1996.........................      57

    3. Exhibits:
       (3) Articles of Incorporation and By-Laws
           (a) Restated Certificate of Incorporation of the Company.*
           (b) By-Laws of the Company adopted by its Board of Directors on April 22, 1997.*
       (4) Instruments defining the rights of security holders, including indentures

            (a) At December 31, 1998, the Company had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.
       (10) Material Contracts.
            (a) Car Supply Agreement between the Company and Ford.*
            (b) Joint Advertising Agreement between the Company and Ford.*
            (c) Tax-Sharing Agreement between the Company and Ford.*
            (d) The Hertz Corporation Benefit Equalization Plan.*
            (e) The Hertz Corporation Supplemental Retirement and Savings Plan,
                as amended.*
            (f)  The Hertz Corporation Executive Incentive Compensation Plan.*
            (g) The Hertz Corporation Long-Term Incentive Plan.*
            (h) Form of The Hertz Corporation Special Supplemental Executive
                Pension Benefit for Frank A. Olson and William Sider.*
            (i) Employment Agreement between the Company and Frank A. Olson.*
            (j) Employment Agreement between the Company and Craig R. Koch.*
            (k) Employment Agreement between the Company and Brian J. Kennedy.*
            (l) Employment Agreement between the Company and Joseph R. Nothwang
                (filed as Exhibit (10)(n) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1997).
            (m) Employment Agreement between the Company and Gerald A. Plescia
                (filed as Exhibit (10)(o) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1997).
            (n) Employment Agreement between the Company and Paul J. Siracusa
                (filed as Exhibit (10)(p) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1997).
            (o) The Hertz Corporation Supplemental Executive Retirement Plan.
       (12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 1998
       (21) Subsidiaries of the Company as of December 31, 1998
       (23) Consent of PricewaterhouseCoopers LLP
       (27) Consolidated Financial Data Schedule for the year ended December 31, 1998
---------------
* Incorporated herein by reference from the Company's Registration Statement No. 333-22517 on Form S-1.

(b) Reports on Form 8-K.

The Company filed a Form 8-K dated October 14, 1998, reporting the issuance of a press release with respect to its third quarter 1998 earnings.

The Company filed a Form 8-K dated October 29, 1998, reporting the issuance of a press release with respect to its declaration of a quarterly dividend.

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

                                           THE HERTZ CORPORATION
                                           (Registrant)

                                           By:       /s/ PAUL J. SIRACUSA
                                              ----------------------------------
                                              Paul J. Siracusa
                                              Executive Vice President and
                                              Chief Financial Officer

March 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                 /s/ FRANK A. OLSON                    Chairman of the Board, Chief Executive Officer
-----------------------------------------------------    and Director (Principal Executive Officer)
                   Frank A. Olson

                  /s/ CRAIG R. KOCH                    President, Chief Operating Officer and Director
-----------------------------------------------------
                    Craig R. Koch

                /s/ LOUIS C. BURNETT                   Director
-----------------------------------------------------
                  Louis C. Burnett

                 /s/ JOHN M. DEVINE                    Director
-----------------------------------------------------
                   John M. Devine

               /s/ MICHAEL T. MONAHAN                  Director
-----------------------------------------------------
                 Michael T. Monahan

                /s/ PETER J. PESTILLO                  Director
-----------------------------------------------------
                  Peter J. Pestillo

                /s/ JOHN M. RINTAMAKI                  Director
-----------------------------------------------------
                  John M. Rintamaki

                /s/ JOHN M. THOMPSON                   Director
-----------------------------------------------------
                  John M. Thompson

                /s/ JOSEPH A. WALKER                   Director
-----------------------------------------------------
                  Joseph A. Walker

                /s/ PAUL J. SIRACUSA                   Executive Vice President and Chief Financial
-----------------------------------------------------    Officer
                  Paul J. Siracusa                       (Principal Financial Officer)

                 /s/ RICHARD J. FOTI                   Staff Vice President and Controller
-----------------------------------------------------    (Principal Accounting Officer)
                   Richard J. Foti

                                 EXHIBIT INDEX

(10)  Material Contracts
     (o) The Hertz Corporation Supplemental Executive Retirement
         Plan.
(12)  Computation of Consolidated Ratio of Earnings to Fixed
      Charges for each of the five years in the period ended
      December 31, 1998.
(21)  Subsidiaries of the Company as of December 31, 1998.
(23)  Consent of PricewaterhouseCoopers LLP.
(27)  Consolidated Financial Data Schedule for the year ended
      December 31, 1998.