Form 10-Q
period 1999-03-31
HERTZ CORP
filed 1999-05-12
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7541

                              THE HERTZ CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-1938568
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              225 Brae Boulevard, Park Ridge, New Jersey 07656-0713
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 307-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1999: Common Stock, $0.01 par value - Class A, 40,571,855 shares and Class B, 67,310,167 shares.

                               Page 1 of 20 pages
                         The Exhibit Index is on page 17

                        PART I - FINANCIAL INFORMATION

ITEM l.  FINANCIAL STATEMENTS

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                    Unaudited

                                     ASSETS

                                                      March 31,      Dec. 31,
                                                        1999           1998
                                                     -----------    -----------
Cash and equivalents                                 $   194,116    $   188,466
Receivables, less allowance for
  doubtful accounts of $17,433 (1998 - $16,040)          805,478        893,440
Due from affiliates                                      354,380        430,169
Inventories, at lower of cost or market                   48,195         39,502
Prepaid expenses and other assets                         97,461         85,823

Revenue earning equipment, at cost:
  Cars                                                 5,408,143      4,980,516
    Less accumulated depreciation                       (486,967)      (508,008)
  Other equipment                                      1,718,226      1,653,941
    Less accumulated depreciation                       (357,905)      (344,416)
                                                     -----------    -----------

       Total revenue earning equipment                 6,281,497      5,782,033
                                                     -----------    -----------

Property and equipment, at cost:
  Land, buildings and leasehold improvements             710,349        692,926
  Service equipment                                      693,969        662,141
                                                     -----------    -----------
                                                       1,404,318      1,355,067
    Less accumulated depreciation                       (641,497)      (623,259)
                                                     -----------    -----------

       Total property and equipment                      762,821        731,808
                                                     -----------    -----------

Franchises, concessions, contract costs and
  leaseholds, net of amortization                         12,202         13,107

Cost in excess of net assets of purchased
   businesses, net of amortization (Note 3)              736,836        708,210
                                                     -----------    -----------

       Total assets                                  $ 9,292,986    $ 8,872,558
                                                     ===========    ===========

        The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                    Unaudited

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,      Dec. 31,
                                                        1999           1998
                                                     -----------    -----------
Accounts payable                                     $   573,204    $   510,441

Accrued liabilities                                      593,019        596,575

Accrued taxes                                            148,946        113,217

Debt (Note 6)                                          6,069,145      5,759,783

Public liability and property damage                     295,464        307,219

Deferred taxes on income                                 194,800        191,500

Stockholders' equity:
   Class A Common Stock, $0.01 par value,
      440,000,000 shares authorized,
      40,956,858 shares issued                               410            410
   Class B Common Stock, $0.01 par value,
      140,000,000 shares authorized,
      67,310,167 shares issued                               673            673
   Additional capital paid-in                            982,394        982,564
   Unamortized restricted stock grants                    (6,746)        (7,845)
   Retained earnings                                     495,476        452,110
   Accumulated other comprehensive income (Note 9)       (39,189)       (20,776)
   Treasury stock, at cost, 385,003 shares               (14,610)       (13,313)

        Total stockholders' equity                     1,418,408      1,393,823
                                                     -----------    -----------

        Total liabilities and stockholders' equity   $ 9,292,986    $ 8,872,558


        The accompanying notes are an integral part of this statement.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                          (In Thousands of Dollars)
                                  Unaudited

                                                           Three Months
                                                          Ended March 31,
                                                     --------------------------
                                                         1999          1998
                                                     -----------    -----------
Revenues:

  Car rental                                         $   827,253    $   765,378

  Industrial and construction equipment rental           175,533        106,568

  Car leasing                                              9,186          9,121

  Franchise fees and other revenue                        20,983         17,729
                                                     -----------    -----------

      Total revenues                                   1,032,955        898,796
                                                     -----------    -----------

Expenses:

  Direct operating                                       488,288        441,301

  Depreciation of revenue earning equipment (Note 5)     276,725        225,300

  Selling, general and administrative                    108,753        102,837

  Interest, net of interest income of $2,504 and
    $2,670                                                77,150         68,632
                                                     -----------    -----------

      Total expenses                                     950,916        838,070
                                                     -----------    -----------

Income before income taxes                                82,039         60,726

Provision for taxes on income (Note 4)                    33,278         25,319
                                                     -----------    -----------

Net income                                           $    48,761    $    35,407
                                                     ===========    ===========

Earnings per share (Note 2):
     Basic                                           $       .45    $       .33
                                                     ===========    ===========
     Diluted                                         $       .45    $       .33
                                                     ===========    ===========

        The accompanying notes are an integral part of this statement.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands of Dollars)
                                  Unaudited

                                                                      Three Months
                                                                     Ended March 31,
                                                              --------------------------
                                                                  1999          1998
                                                              -----------    -----------
Cash flows from operating activities:
   Net income                                                 $    48,761    $    35,407
   Non-cash expenses:
     Depreciation of revenue earning equipment                    276,725        225,300
     Depreciation of property and equipment                        30,970         22,092
     Amortization of intangibles                                    6,678          7,267
     Amortization of restricted stock grants                        1,098            918
     Provision for public liability and property
      damage                                                       25,934         28,636
     Provision for losses for doubtful accounts                     1,907            610
     Deferred income taxes                                          3,300         (2,200)

   Revenue earning equipment expenditures                      (2,652,135)    (2,533,350)

   Proceeds from sales of revenue earning equipment             1,884,077      1,921,744

   Changes in assets and liabilities:
        Receivables                                                61,069         87,525

     Due from affiliates                                           75,789        173,294

     Inventories and prepaid expenses and other assets            (17,042)       (10,168)

     Accounts payable                                              56,328         74,528

     Accrued liabilities                                            6,487          8,394

     Accrued taxes                                                 34,454         22,791

   Payments of public liability and property damage
     claims and expenses                                          (37,797)       (38,425)
                                                              -----------    -----------
        Net cash (used in) provided by operating activities      (193,397)        24,363
                                                              -----------    -----------

        The accompanying notes are an integral part of this statement.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousand of Dollars)
                                  Unaudited

                                                                      Three Months
                                                                     Ended March 31,
                                                              --------------------------
                                                                  1999          1998
                                                              -----------    -----------
Cash flows from investing activities:
   Property and equipment expenditures                        $   (77,767)   $   (61,104)
   Proceeds from sales of property and equipment                   10,165         10,897
   Available-for-sale securities:
     Purchases                                                     (1,294)          (262)
     Sales                                                          1,470            257
   Purchases of various operations, net of cash                   (76,239)       (30,978)
        Net cash used in investing activities                    (143,665)       (81,190)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                       300,728        248,565
   Repayment of long-term debt                                   (100,502)      (255,280)
   Short-term borrowings:
     Proceeds                                                     453,890        632,824
     Repayments                                                  (461,943)      (181,646)
     Ninety day term or less, net                                 158,809       (349,220)
   Cash dividends paid on common stock                             (5,395)        (5,408)
   Purchases of treasury stock                                     (2,518)          (439)
   Exercise of stock options                                          674            241
   Other                                                              378            201
                                                              -----------    -----------
        Net cash provided by financing activities                 344,121         89,838
                                                              -----------    -----------
Effect of foreign exchange rate changes on cash                    (1,409)           (54)
                                                              -----------    -----------
Net increase in cash and equivalents during the period              5,650         32,957

Cash and equivalents at beginning of year                         188,466        152,620
                                                              -----------    -----------
Cash and equivalents at end of period                         $   194,116    $   185,577
                                                              ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (net of amounts capitalized)                    $    90,347    $    72,961
     Income taxes                                                  10,001          6,787

In connection with acquisitions made in the first quarter of 1999 and 1998, liabilities assumed were $39.4 million and $28 million, respectively.

        The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 1998, filed by the registrant (the "Company") with the Securities and Exchange Commission on March 19, 1999, has been followed in preparing the accompanying consolidated financial statements.

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

Accounting Change

      In the first quarter of 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), dealing with the costs of internal use software. The SOP requires capitalization of such costs after certain preliminary development efforts have been made. Costs capitalized are direct costs and interest costs related to development efforts. Prior to the adoption of this standard, the Company expensed these costs as incurred. Adoption of this standard did not have a material effect on the Company's first quarter financial position or results of operations or cash flows.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncement

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

Note 2 - Earnings Per Share

      The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                               Three Months
                                              Ended March 31,
                                        ---------------------------
                                            1999           1998
                                        ------------   ------------
Basic earnings per share:
   Net income                           $     48,761   $     35,407
                                        ------------   ------------
   Average common shares
     outstanding                         107,889,681    108,173,721
                                        ------------   ------------
   Basic earnings per share             $       0.45   $       0.33
                                        ============   ============
Diluted earnings per share:
   Net income                           $     48,761   $     35,407
                                        ------------   ------------
   Average common shares
     outstanding                         107,889,681    108,173,721
     Dilutive effect of stock options        507,258        510,489
                                        ------------   ------------

   Average diluted common shares
     outstanding                         108,396,939    108,684,210
                                        ------------   ------------
   Diluted earnings per share           $       0.45   $       0.33
                                        ============   ============

     During the first quarter of 1999, certain options to purchase 997,345 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisitions

      During the three months ended March 31, 1999, the Company acquired one European and five North American equipment rental and sales companies. The Company also acquired three European car and truck rental companies. The aggregate purchase price of the acquisitions was $76.2 million, net of cash acquired, plus the assumption of $7.6 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $47.5 million, which has been recognized as goodwill and is being amortized over periods from twenty-five to forty years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

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

Note 5 - Depreciation of Revenue Earning Equipment

      Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1999            1998
                                                         ---------     ---------
Depreciation of revenue earning equipment                $ 277,468     $ 220,108
Adjustment of depreciation upon disposal of the
 equipment                                                  (4,836)        1,438
Rents paid for vehicles leased                               4,093         3,754
                                                         ---------     ---------
       Total                                             $ 276,725     $ 225,300
                                                         =========     =========

      The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 1999 and 1998 included a net gain of $1.6 million and a net loss of $.4 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations in the United States; and a net gain of $3.2 million and a net loss of $1.0 million, respectively, in the car rental and car leasing operations.

      During the three months ended March 31, 1999, the Company purchased Ford vehicles at a cost of approximately $1.2 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $.7 billion.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Debt

      Debt at March 31, 1999 and December 31, 1998 consisted of the following (in thousands of dollars):

                                                          March 31,   Dec. 31,
                                                            1999        1998
                                                         ----------   ----------
Notes payable, including commercial paper,
   average interest rate:  1999, 5.0%; 1998, 5.4%        $2,136,839   $2,151,792
Promissory notes, average interest rate:
   1999, 6.8%; 1998, 7.0% (effective average
   interest rate: 1999, 6.9%; 1998, 7.0%);
   net of unamortized discount: 1999, $6,307;
   1998, $4,157; due 1999 to 2028                         2,643,693    2,445,843
Junior subordinated promissory notes,
   average interest rate 6.9%; net of unamortized
   discount:  1999, $147; 1998, $158;
   due 2000 to 2003                                         399,853      399,842
Subsidiaries' short-term debt, in dollars and foreign
   currencies, including commercial paper in millions
   (1999 $381.8; 1998, $206.2); and other borrowings;
   average interest rate: 1999, 4.5%; 1998, 4.8%            888,760      762,306
                                                         ----------   ----------

        Total                                            $6,069,145   $5,759,783
                                                         ==========   ==========

      The aggregate amounts of maturities of debt for the twelve-month periods following March 31, 1999 are as follows (in millions): 2000, $3,365.0 (including $2,984.4 of commercial paper and short-term borrowings); 2001, $402.8; 2002, $251.3; 2003, $699.4; 2004, $250.0, after 2004, $1,100.6.

      At March 31, 1999, approximately $774 million of the Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

      At March 31, 1999, the Company had $250 million of outstanding loans from Ford.

      The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at March 31, 1999 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 5.89%, with 48% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 5.87%, with 49% of debt subject to variable interest rates when not considering the swap agreements. At March 31, 1999, these agreements expressed in notional amounts aggregated $85.2 million. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At March 31, 1999, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $1.0 million. The notional principal of $85.2 million matures as follows: $34.6, $34.5, $13.1, $2.8, and $.2 in 1999, 2000,
2001, 2002 and 2003, respectively.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stock-Based Compensation

      The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,026 shares. On February 3, 1999, the Company granted nonqualified stock options for 1,117,000 shares of Class A Common Stock. The options were granted at the closing market price on that day of $41.38 per share. As of March 31, 1999, stock options for 293,218 shares of Class A Common Stock had been forfeited and 4,192,518 shares were available for awards under the Plan.

      During the three months ended March 31, 1999, the Company acquired 61,000 shares of its Class A Common Stock for requirements under the Plan.

Note 8 - Segment Information

      The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income before income taxes for the three months ended March 31, 1999 and 1998 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of intangibles and certain interest, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                         Three Months Ended March 31,
                                                 ------------------------------------------------
                                                                                Income (Loss)
                                                        Revenues             Before Income Taxes
                                                 ---------------------     ----------------------
                                                   1999         1998         1999          1998
                                                 --------     --------     --------      --------
Car rental and leasing                           $  848.0     $  785.0     $   75.6      $   57.8
Industrial and construction equipment rental        175.7        106.6          8.1           6.4
Corporate and other                                   9.3          7.2         (1.7)         (3.5)
                                                 --------     --------     --------      --------

   Consolidated total                            $1,033.0     $  898.8     $   82.0      $   60.7
                                                 ========     ========     ========      ========

Note 9 - Comprehensive Income

      Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $39,248 and $20,906 at March 31, 1999 and December 31, 1998, respectively. Comprehensive income for the three months ended March 31, 1999 and 1998 was as follows (in thousands of dollars):

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Net income                                              $ 48,761       $ 35,407
                                                        --------       --------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments              (18,342)        (4,817)
   Unrealized (losses) gains on
     available-for-sale securities                           (71)             9
                                                        --------       --------
        Other comprehensive loss                         (18,413)        (4,808)
                                                        --------       --------

Comprehensive income                                    $ 30,348       $ 30,599
                                                        ========       ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months ended March 31, 1999 Compared with Three Months ended March 31,
1998

Summary

      The following table sets forth for the three months ended March 31, 1999 and 1998 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                     Percentage of Revenues
                                                       Three Months Ended
                                                           March 31,
                                                     ----------------------
                                                       1999           1998
                                                     -------        -------
Revenues:
   Car rental                                          80.1%          85.1%
   Industrial and construction equipment rental        17.0           11.9
   Car leasing                                           .9            1.0
   Franchise fees and other revenue                     2.0            2.0
                                                      -----          -----
                                                      100.0          100.0
                                                      -----          -----
Expenses:
   Direct operating                                    47.3           49.1
   Depreciation of revenue earning equipment           26.8           25.1
   Selling, general and administrative                 10.5           11.4
   Interest, net of interest income                     7.5            7.6
                                                      -----          -----
                                                       92.1           93.2
                                                      -----          -----

Income before income taxes                              7.9            6.8
Provision for taxes on income                           3.2            2.9
                                                      -----          -----
Net income                                              4.7%           3.9%
                                                      =====          =====

     The following table sets forth certain selected operating data of the Company for the three months ended March 31, 1999 and 1998:

                                                               Three Months Ended
                                                                    March 31,
                                                            -------------------------
                                                               1999           1998
                                                            ----------     ----------
Car rental and other operations:
   Average number of owned cars operated
     during period                                             297,000        271,000
   Number of transactions of owned car rental
     operations during period                                5,292,000      4,920,000
   Average revenue per transaction of owned car
     rental operations during period (in whole dollars)     $   156.31     $   155.55
Equipment rental operations:
   Average cost of rental equipment operated during
     period (in millions)                                   $    1,685     $    1,096

Revenues

      The Company achieved record revenues of $1,033.0 million in the first quarter of 1999, which increased by 14.9% from $898.8 million in the first quarter of 1998. Revenues from car rental operations of $827.3 million in the first quarter of 1999 increased by $61.9 million, or 8.1% from $765.4 million in the first quarter of 1998. The increase was primarily the result of a worldwide increase in transactions of 7.6% that contributed $57.7 million in increased revenue.

      Revenues from industrial and construction equipment rental of $175.5 million in the first quarter of 1999 increased by 64.7% from $106.6 million in the first quarter of 1998. Of this $69.0 million increase, approximately $48.9 million was due to an increase in volume resulting from the inclusion of 17 acquired businesses and the opening of 23 new locations worldwide within the last 12 months, and approximately $20.1 million was due to increased activity from existing locations which grew 19%.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Revenues from all other sources of $30.2 million in the first quarter of 1999 increased by 12.4% from $26.9 million in the first quarter of 1998, primarily due to an increase in telecommunications and franchise revenue.

Expenses

      Total expenses of $950.9 million in 1999 increased by 13.5% from $838.1 million in 1998; however, total expenses as a percentage of revenues decreased to 92.1% in 1999 from 93.2% in 1998.

      Direct operating expenses of $488.3 million in 1999 increased by 10.6% from $441.3 million in 1998. The increase was primarily the result of increases in wages and benefits, other equipment rental operating costs and facility costs.

      Depreciation of revenue earning equipment for the car rental and car leasing operations of $240.1 million in 1999 increased by 17.4% from $204.6 million in 1998, primarily due to an increase in the number of cars operated worldwide. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $36.6 million in 1999 increased by 76.8% from $20.7 million in 1998, primarily due to acquisitions of equipment rental and sales companies.

      Selling, general and administrative expenses of $108.8 million in 1999 increased by 5.8% from $102.8 million in 1998. The increase was primarily due to an increase in sales promotion expenses resulting from the growth of industrial and equipment rental operations.

      Interest expense of $77.2 million in 1999 increased 12.4% from $68.6 million in 1998, primarily due to higher average debt levels. This increase was partly offset by a lower weighted-average interest rate in 1999.

      The tax provision of $33.3 million in 1999 increased 31.4% from $25.3 million in 1998, primarily due to the higher income before income taxes in 1999. The effective tax rate in 1999 is 40.6% as compared to 41.7% in 1998. See Note 4 to the Notes to the Company's consolidated financial statements.

Net Income

      The Company achieved record first quarter net income of $48.8 million in 1999, or $.45 per share on a diluted basis, representing an increase of 37.7% from $35.4 million, or $.33 per share on a diluted basis, in the first quarter of 1998. This increase was primarily due to higher revenues and improved profit margins in worldwide car rental operations and the net effect of other contributing factors noted above.

Liquidity and Capital Resources

      The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars, and industrial and construction equipment. For the three months ended March 31, 1999, the Company's expenditures for revenue earning equipment were $2.7 billion (partially offset by proceeds from the sale of such equipment of $1.9 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. In the first quarter, the Company expended $76.2 million for new businesses acquired and assumed $7.6 million of related debt. For the three months ended March 31, 1999, the Company's capital investments for property and non-revenue earning equipment were $77.8 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of March 31, 1999 was $3.1 billion with maturities ranging from 1999 to 2028. This includes $250 million in term loans from Ford, which mature on November 15, 1999. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operations' local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At March 31, 1999, the total debt for the foreign operations was $880 million, of which $877 million was short-term (original maturity of less than one year) and $3 million was long-term. At March 31, 1999, the total amounts outstanding (in millions of U.S. dollars) under the Canadian, Australian and Irish commercial paper programs were $230, $84 and $68, respectively.

      At March 31, 1999, the Company had committed credit facilities totaling $2.7 billion. Of this amount, $2.1 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 1998, the multi-year facilities totaling $1,196 million were renegotiated. Currently, $63 million expires on June 30, 2002 and $1,133 million expires on June 30, 2003. The 364-day facilities totaling $857 million expire on June 23, 1999. The multi-year facilities that expire in 2003 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. The 364-day facilities permit the Company to convert any amount outstanding prior to expiration into a four-year term loan.

      In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 2000. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

      On March 10, 1999, the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to shareholders of record as of February 15, 1999.

      On April 26, 1999, the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock, payable on June 10, 1999 to shareholders of record as of May 14, 1999.

      Car rental is a seasonal business, with decreased travel in both the business and leisure segments in the winter months and heightened activity during the spring and summer. To accommodate increased demand, the Company increases its available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expense, including rent, insurance, and administrative overhead, remains fixed and cannot be adjusted for seasonal demand. In certain geographic markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off-seasons.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      State of Readiness: The plan is structured into five primary phases: inventory, assessment, correction, testing and implementation. The inventory is an investigation of all information technology ("IT") and non-IT hardware and software components used by the Company. The assessment is an analysis of each component to determine date sensitivity to the year 2000. The correction phase is the effort to fix, replace, upgrade or eliminate non-compliant hardware and software. The testing phase involves verifying the results of the correction effort, and implementation is the effort to deploy the fixes into a production environment. The Company has completed the inventory and assessment of all critical components and is 90% complete with correction of known non-compliant components, 85% complete with testing and 65% complete with implementation. The Company expects its year 2000 date conversion project to be completed on a timely basis. Project completion is planned for the middle of 1999 with ongoing validation of systems integration scheduled through the remainder of the year.

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

      Costs to Address Year 2000 Issues: The total estimated cost of the conversion is $21 million to $23 million. Software remediation is being expensed as incurred. Approximately $2.6 million of the cost of conversion was incurred in the first quarter of 1999. The Company has expended approximately $14.6 million from inception through March 31, 1999. The costs are being funded through operating cash flows. These costs represent 9% of the Company's annual information technology budget. The Company has contracted with outside vendors to perform remediations. In addition, the Company has invested in technologies that allow concurrent application development. As a result, the Company has not deferred any significant information technology projects to address the year 2000 issue.

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

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             4 Instruments defining the rights of security holders, including indentures. During the quarter ended March 31, 1999, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

             12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1999 and 1998.

             27  Financial Data Schedule for the three months ended March 31,
                 1998.

         (b) Reports on Form 8-K:

                 The Company filed a Form 8-K dated March 24, 1999 reporting under Item 5 thereof instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 333-34501) filed by the Company with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.

                 The Company filed a Form 8-K dated February 5, 1999 reporting the issuance of a press release with respect to the declaration of a quarterly dividend.

                 The Company filed a Form 8-K dated January 21, 1999 reporting the issuance of a press release with respect to its fourth quarter and full year 1998 earnings.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE HERTZ CORPORATION
                                             (Registrant)

Date:  May 12, 1999                      By: /s/ Paul J. Siracusa
                                             --------------------------------
                                             Paul J. Siracusa
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial officer and
                                             duly authorized officer)

                                EXHIBIT INDEX

Exhibit
  No.             Description
  ---             -----------

  12              Computation of Ratio of Earnings
                  to Fixed Charges for the three months
                  ended March 31, 1999 and 1998.

  27              Financial Data Schedule for the
                  three months ended March 31, 1999.