Form 10-Q
period 1999-06-30
HERTZ CORP
filed 1999-08-11
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1999: Common Stock, $0.01 par value - Class A, 40,803,819 shares and Class B, 67,310,167 shares.




                               Page 1 of 25 pages
                         The Exhibit Index is on page 22

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED


                                     ASSETS

                                                                June 30,            Dec. 31,
                                                                  1999                1998
                                                              ------------        ------------
Cash and equivalents                                          $    180,617        $    188,466
Receivables, less allowance for
   doubtful accounts of $18,561 (1998 - $16,040)                   790,024             893,440
Due from affiliates                                                332,961             430,169
Inventories, at lower of cost or market                             50,053              39,502
Prepaid expenses and other assets                                  103,642              85,823

Revenue earning equipment, at cost:
    Cars                                                         6,063,768           4,980,516
       Less accumulated depreciation                              (496,037)           (508,008)
    Other equipment                                              1,909,454           1,653,941
       Less accumulated depreciation                              (381,516)           (344,416)
                                                              ------------        ------------

           Total revenue earning equipment                       7,095,669           5,782,033
                                                              ------------        ------------


Property and equipment, at cost:
    Land, buildings and leasehold improvements                     751,565             692,926
    Service equipment                                              719,357             662,141
                                                              ------------        ------------
                                                                 1,470,922           1,355,067
       Less accumulated depreciation                              (647,655)           (623,259)
                                                              ------------        ------------

           Total property and equipment                            823,267             731,808
                                                              ------------        ------------


Franchises, concessions, contract costs and leaseholds,
    net of amortization                                             11,742              13,107

Cost in excess of net assets of purchased
    businesses, net of amortization (Note 3)                       735,310             708,210
                                                              ------------        ------------

           Total assets                                       $ 10,123,285        $  8,872,558
                                                              ============        ============


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              June 30,            Dec. 31,
                                                                1999                1998
                                                            ------------        ------------
Accounts payable                                            $    701,894        $    510,441

Accrued liabilities                                              611,063             596,575

Accrued taxes                                                    112,160             113,217

Debt (Note 6)                                                  6,700,837           5,759,783

Public liability and property damage                             292,050             307,219

Deferred taxes on income                                         202,500             191,500


Stockholders' equity:
    Class A Common Stock, $0.01 par value,
        440,000,000 shares authorized,
        40,956,858 shares issued                                     410                 410
    Class B Common Stock, $0.01 par value,
        140,000,000 shares authorized,
         67,310,167 shares issued                                    673                 673
    Additional capital paid-in                                   983,814             982,564
    Unamortized restricted stock grants                           (5,648)             (7,845)
    Retained earnings                                            577,972             452,110
    Accumulated other comprehensive income (Note 9)              (45,736)            (20,776)
    Treasury stock, at cost, 153,039 shares                       (8,704)            (13,313)
                                                            ------------        ------------

           Total stockholders' equity                          1,502,781           1,393,823
                                                            ------------        ------------

           Total liabilities and stockholders' equity       $ 10,123,285        $  8,872,558
                                                            ============        ============










         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED


                                                                     Three Months
                                                                     Ended June 30,
                                                                 1999             1998
                                                               ----------       ----------
Revenues:
   Car rental                                                  $  929,325       $  883,283

   Industrial and construction equipment rental                   201,032          134,195

   Car leasing                                                      9,963            9,281

   Franchise fees and other revenue                                27,069           21,598
                                                               ----------       ----------

        Total revenues                                          1,167,389        1,048,357
                                                               ----------       ----------

Expenses:

   Direct operating                                               518,246          470,914

   Depreciation of revenue earning equipment (Note 5)             308,136          266,835

   Selling, general and administrative                            114,731          109,933

   Interest, net of interest income of $2,282 and $3,162           79,347           73,384
                                                               ----------       ----------

        Total expenses                                          1,020,460          921,066
                                                               ----------       ----------


Income before income taxes                                        146,929          127,291

Provision for taxes on income (Note 4)                             59,026           52,234
                                                               ----------       ----------

Net income                                                     $   87,903       $   75,057
                                                               ==========       ==========

Earnings per share (Note 2):
       Basic                                                   $      .81       $      .69
                                                               ==========       ==========
       Diluted                                                 $      .81       $      .69
                                                               ==========       ==========





         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED


                                                                       Six Months
                                                                      Ended June 30,
                                                               ---------------------------
                                                                  1999             1998
                                                               ----------       ----------
Revenues:
   Car rental                                                  $1,756,578       $1,648,661

   Industrial and construction equipment rental                   376,565          240,763

   Car leasing                                                     19,149           18,402

   Franchise fees and other revenue                                48,052           39,327
                                                               ----------       ----------

        Total revenues                                          2,200,344        1,947,153
                                                               ----------       ----------

Expenses:

   Direct operating                                             1,006,534          912,215

   Depreciation of revenue earning equipment (Note 5)             584,861          492,135

   Selling, general and administrative                            223,484          212,770

   Interest, net of interest income of $4,786 and $5,832          156,497          142,016
                                                               ----------       ----------

        Total expenses                                          1,971,376        1,759,136
                                                               ----------       ----------


Income before income taxes                                        228,968          188,017

Provision for taxes on income (Note 4)                             92,304           77,553
                                                               ----------       ----------

Net income                                                     $  136,664       $  110,464
                                                               ==========       ==========

Earnings per share (Note 2):
     Basic                                                     $     1.27       $     1.02
                                                               ==========       ==========
     Diluted                                                   $     1.26       $     1.02
                                                               ==========       ==========





         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED


                                                                          Six Months
                                                                         Ended June 30,
                                                                 ------------------------------
                                                                     1999               1998
                                                                 -----------        -----------
Cash flows from operating activities:
    Net income                                                   $   136,664        $   110,464
    Non-cash expenses:
        Depreciation of revenue earning equipment                    584,861            492,135
        Depreciation of property and equipment                        55,542             48,324
        Amortization of intangibles                                   13,587             13,356
        Amortization of restricted stock grants                        2,197              2,226
        Provision for public liability and property damage            57,590             51,686
        Provision for losses for doubtful accounts                     6,848              1,002
        Deferred income taxes                                         11,000             22,400

    Revenue earning equipment expenditures                        (5,259,442)        (4,769,185)

    Proceeds from sales of revenue earning equipment               3,356,882          2,912,691

    Changes in assets and liabilities:
        Receivables                                                   53,579            122,017

        Due from affiliates                                           97,208            128,491

        Inventories and prepaid expenses and other assets            (25,522)           (18,156)

        Accounts payable                                             194,675            185,850

        Accrued liabilities                                           26,928             42,189

        Accrued taxes                                                   (187)           (13,918)

    Payments of public liability and property damage
        claims and expenses                                          (73,043)           (65,857)
                                                                 -----------        -----------

           Net cash used in operating activities                    (760,633)          (734,285)
                                                                 -----------        -----------







         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSAND OF DOLLARS)
                                    UNAUDITED



                                                                                              Six Months
                                                                                             Ended June 30,
                                                                                     ------------------------------
                                                                                        1999               1998
                                                                                     -----------        -----------
Cash flows from investing activities:
    Property and equipment expenditures                                              $  (165,510)       $  (111,082)
    Proceeds from sales of property and equipment                                          8,331             16,369
    Available-for-sale securities:
        Purchases                                                                         (2,031)              (827)
        Sales                                                                              1,837                979
    Sale of operations, net of cash                                                           --              4,341
    Acquisition of new businesses, net of cash                                           (79,380)          (117,021)
                                                                                     -----------        -----------
        Net cash used in investing activities                                           (236,753)          (207,241)
                                                                                     -----------        -----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                             549,663            449,216
    Repayment of long-term debt                                                         (104,992)          (356,920)
    Short-term borrowings:
        Proceeds                                                                         957,057          1,081,666
        Repayments                                                                      (998,049)          (591,923)
        Ninety-day term or less, net                                                     592,986            385,223
    Cash dividends paid on common stock                                                  (10,802)           (10,812)
    Purchases of treasury stock                                                          (14,502)            (7,425)
    Exercise of stock options                                                             14,336                911
    Other                                                                                  6,026                522
                                                                                     -----------        -----------
        Net cash provided by financing activities                                        991,723            950,458
                                                                                     -----------        -----------

Effect of foreign exchange rate changes on cash                                           (2,186)               (60)
                                                                                     -----------        -----------

Net (decrease) increase in cash and equivalents during the period                         (7,849)             8,872

Cash and equivalents at beginning of year                                                188,466            152,620
                                                                                     -----------        -----------

Cash and equivalents at end of period                                                $   180,617        $   161,492
                                                                                     ===========        ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest (net of amounts capitalized)                                              $   173,165        $   152,578
  Income taxes                                                                            97,176             77,174


In connection with acquisitions made in 1999 and 1998, liabilities assumed were $46 million and $58 million, respectively.




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

ACCOUNTING CHANGE

       In the first quarter of 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), dealing with the costs of internal use software. The SOP requires capitalization of such costs after certain preliminary development efforts have been made. Costs capitalized are direct costs and interest costs related to development efforts. Prior to the adoption of this standard, the Company expensed these costs as incurred. Adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. In July 1999, the FASB delayed the effective date to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 2 - EARNINGS PER SHARE

       The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                     Three Months                         Six Months
                                                    Ended June 30,                       Ended June 30,
                                           -------------------------------       -------------------------------
                                               1999               1998               1999               1998
                                           ------------       ------------       ------------       ------------
Basic earnings per share:
    Net income                             $     87,903       $     75,057       $    136,664       $    110,464
                                           ------------       ------------       ------------       ------------
    Average common shares
        outstanding                         108,089,721        108,119,099        107,987,221        108,144,808
                                           ------------       ------------       ------------       ------------
    Basic earnings per share               $       0.81       $       0.69       $       1.27       $       1.02
                                           ============       ============       ============       ============
Diluted earnings per share:
    Net income                             $     87,903       $     75,057       $    136,664       $    110,464
                                           ------------       ------------       ------------       ------------
    Average common shares
        outstanding                         108,089,721        108,119,099        107,987,221        108,144,808
    Dilutive effect of stock options            964,824            536,390            744,399            522,656
                                           ------------       ------------       ------------       ------------
Average diluted common shares
    outstanding                             109,054,545        108,655,489        108,731,620        108,667,464
                                           ------------       ------------       ------------       ------------
Diluted earnings per share                 $       0.81       $       0.69       $       1.26       $       1.02
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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS

       During the six months ended June 30, 1999, the Company acquired one European and five North American equipment rental and sales companies. The Company also acquired three European car and truck rental companies. The aggregate purchase price of the acquisitions was $79.4 million, net of cash acquired, plus the assumption of $8.1 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $50.2 million, which has been recognized as goodwill and is being amortized over periods from twenty-five to forty years. The acquisitions were accounted for as purchases, and the results of operations have been included since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

NOTE 4 - TAXES ON INCOME

       The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35%, primarily due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit.

NOTE 5 - DEPRECIATION OF REVENUE EARNING EQUIPMENT

       Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                        Unaudited
                                                                    Three Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                  1999             1998
                                                                ---------        ---------
Depreciation of revenue earning equipment                       $ 310,001        $ 260,238
Adjustment of depreciation upon disposal of the equipment          (5,948)           3,636
Rents paid for vehicles leased                                      4,083            2,961
                                                                ---------        ---------

    Total                                                       $ 308,136        $ 266,835
                                                                =========        =========


                                                                       Unaudited
                                                                    Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                   1999             1998
                                                                ---------        ---------
Depreciation of revenue earning equipment                       $ 587,469        $ 480,346
Adjustment of depreciation upon disposal of the equipment         (10,784)           5,074
Rents paid for vehicles leased                                      8,176            6,715
                                                                ---------        ---------

      Total                                                     $ 584,861        $ 492,135
                                                                =========        =========

       The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 1999 and 1998 included a net gain of $2.9 million and a net loss of $1.0 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and a net gain of $3.0 million and a net loss of $2.6 million, respectively, in the car rental and car leasing operations.

       The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 1999 and 1998 included a net gain of $4.5 million and a net loss of $1.4 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and a net gain of $6.3 million and a net loss of $3.7 million, respectively, in the car rental and car leasing operations.

       During the six months ended June 30, 1999, the Company purchased Ford vehicles at a cost of approximately $2.6 billion and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.5 billion.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEBT

       Debt at June 30, 1999 and December 31, 1998 consisted of the following (in thousands of dollars):

                                                                                   June 30,         Dec. 31,
           `                                                                         1999             1998
                                                                                  ----------       ----------
Notes payable, including commercial paper, average
 interest rate:  1999, 5.1%; 1998, 5.4%                                           $2,320,186       $2,151,792
Promissory notes, average interest rate:
    1999, 6.8%; 1998, 7.0%
    (effective average interest rate:
    1999, 6.9%; 1998, 7.0%)
    net of unamortized discount:  1999, $6,459;
    1998, $4,157; due 1999 to 2028                                                 2,893,541        2,445,843
Junior subordinated promissory notes,
    average interest rate 6.9%; net of
    unamortized discount:  1999, $136;
    1998, $158; due 2000 to 2003                                                     399,864          399,842
Subsidiaries' short-term debt, in dollars and foreign
    currencies, including commercial paper in millions (1999, $532.9; 1998,
    $206.2); and other borrowings; average interest rate:
    1999, 4.0%; 1998, 4.8%                                                         1,087,246          762,306
                                                                                  ----------       ----------

        Total                                                                     $6,700,837       $5,759,783
                                                                                  ==========       ==========

       The aggregate amounts of maturities of debt for the twelve-month periods following June 30, 1999 are as follows (in millions): 2000, $3,849.8 (including $3,364.4 of commercial paper and short-term borrowings); 2001, $551.0; 2002, $300.2; 2003, $399.2; 2004, $249.9; after 2004, $1,350.7.

       At June 30, 1999, approximately $850 million of the Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

       At June 30, 1999, the Company had $250 million of outstanding loans from Ford.

       The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at June 30, 1999 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 5.80%, with 49% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 5.78%, with 50% of debt subject to variable interest rates when not considering the swap agreements. At June 30, 1999, these agreements expressed in notional amounts aggregated $108.1 million. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At June 30, 1999, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $.4 million. The notional principal $108.1 million matures as follows: $29.6, $28.4, $27.9, $21.1 and $1.1 in 1999, 2000,
2001, 2002 and 2003, respectively.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK-BASED COMPENSATION

       The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,026 shares. On February 3, 1999, the Company granted nonqualified stock options for 1,116,700 shares of Class A Common Stock. The options were granted at the closing market price on that day of $41.38 per share. As of June 30, 1999, 4,222,977 shares were available for awards under the Plan.

       During the six months ended June 30, 1999, the Company acquired 265,000 shares of its Class A Common Stock for requirements under the Plan.


NOTE 8 - SEGMENT INFORMATION

       The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment and related franchise fees ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income before income taxes for the three months and six months ended June 30, 1999 and 1998 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and certain interest, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                              Three Months Ended June 30,
                                                   -----------------------------------------------------
                                                                                      Income (Loss)
                                                          Revenues                 Before Income Taxes
                                                   -----------------------       -----------------------
                                                     1999           1998           1999           1998
                                                   --------       --------       --------       --------
Car rental and leasing                             $  951.9       $  906.9       $  140.3       $  119.8
Industrial and construction equipment rental          201.1          134.3           16.5           13.2
Corporate and other                                    14.4            7.2           (9.9)          (5.7)
                                                   --------       --------       --------       --------

    Consolidated total                             $1,167.4       $1,048.4       $  146.9       $  127.3
                                                   ========       ========       ========       ========



                                                                Six Months Ended June 30,
                                                   -----------------------------------------------------
                                                                                     Income (Loss)
                                                          Revenues                Before Income Taxes
                                                   -----------------------       -----------------------
                                                     1999           1998           1999           1998
                                                   --------       --------       --------       --------
Car rental and leasing                             $1,800.0       $1,691.9       $  215.9       $  177.6
Industrial and construction equipment rental          376.7          240.9           24.6           19.7
Corporate and other                                    23.6           14.4          (11.5)          (9.3)
                                                   --------       --------       --------       --------

    Consolidated total                             $2,200.3       $1,947.2       $  229.0       $  188.0
                                                   ========       ========       ========       ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMPREHENSIVE INCOME

       Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $45,633 and $20,906 at June 30, 1999 and December 31, 1998, respectively. Comprehensive income for the three months and six months ended June 30, 1999 and 1998 was as follows (in thousands of dollars):

                                                                         Three Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                        1999            1998
                                                                      --------        --------
Net income                                                            $ 87,903        $ 75,057
                                                                      --------        --------

Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                           (6,385)           (378)
     Unrealized (losses) gains on available-for-sale securities           (162)              9
                                                                      --------        --------
           Other comprehensive loss                                     (6,547)           (369)
                                                                      --------        --------

Comprehensive income                                                  $ 81,356        $ 74,688
                                                                      ========        ========

                                                                           Six Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                         1999             1998
                                                                      ---------        ---------
Net income                                                            $ 136,664        $ 110,464
                                                                      ---------        ---------

Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                           (24,727)          (5,195)
     Unrealized (losses) gains on available-for-sale securities            (233)              18
                                                                      ---------        ---------
           Other comprehensive loss                                     (24,960)          (5,177)
                                                                      ---------        ---------

Comprehensive income                                                  $ 111,704        $ 105,287
                                                                      =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

SUMMARY

       The following table sets forth for the three months ended June 30, 1999 and 1998 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                       Percentage of Revenues
                                                        Three Months Ended
                                                              June 30,
                                                       --------------------
                                                        1999          1998
                                                       ------        ------
Revenues:
    Car rental                                           79.6%         84.2%
    Industrial and construction equipment rental         17.2          12.8
    Car leasing                                            .9            .9
    Franchise fees and other revenue                      2.3           2.1
                                                       ------        ------
                                                        100.0         100.0
                                                       ------        ------
Expenses:
    Direct operating                                     44.4          44.9
    Depreciation of revenue earning equipment            26.4          25.5
    Selling, general and administrative                   9.8          10.5
    Interest, net of interest income                      6.8           7.0
                                                       ------        ------
                                                         87.4          87.9
                                                       ------        ------

Income before income taxes                               12.6          12.1
Provision for taxes on income                             5.1           5.0
                                                       ------        ------
Net income                                                7.5%          7.1%
                                                       ======        ======

       The following table sets forth certain selected operating data of the Company for the three months ended June 30, 1999 and 1998:

                                                                         Three Months Ended
                                                                               June 30,
                                                                     ---------------------------
                                                                        1999             1998
                                                                     ----------       ----------
Car rental and other operations:
    Average number of owned cars operated
        during period                                                   332,000          309,000
    Number of transactions of owned car
        rental operations during period                               6,055,000        5,775,000
    Average revenue per transaction of owned
        car rental operations during period (in whole dollars)       $   153.48       $   152.96
Equipment rental operations:
    Average cost of rental equipment operated during
        period (in millions)                                         $    1,792       $    1,236

REVENUES

       The Company achieved record revenues of $1,167.4 million in the second quarter of 1999, which increased by 11.4% from $1,048.4 million in the second quarter of 1998. Revenues from car rental operations of $929.3 million in the second quarter of 1999 increased by $46.0 million, or 5.2% from $883.3 million in the second quarter of 1998. The increase was primarily the result of a worldwide increase in transactions of 4.9% that contributed $43.8 million in increased revenue.

       Revenues from industrial and construction equipment rental of $201.0 million in the second quarter of 1999 increased by 49.8% from $134.2 million in the second quarter of 1998. Of this $66.8 million increase, approximately $43.3 million was due to an increase in volume resulting from the inclusion of 16 acquired businesses worldwide.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Revenues from all other sources of $37.0 million in the second quarter of 1999 increased by 19.9% from $30.9 million in the second quarter of 1998, primarily due to an increase in telecommunications and franchise revenue.

EXPENSES

       Total expenses of $1,020.5 million in 1999 increased by 10.8% from $921.1 million in 1998; however, total expenses as a percentage of revenues decreased to 87.4% in 1999 from 87.9% in 1998.

       Direct operating expenses of $518.2 million in 1999 increased by 10.1% from $470.9 million in 1998. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages and benefits.

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $257.5 million in 1999 increased by 10.2% from $233.7 million in 1998, primarily due to an increase in the number of cars operated worldwide. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $50.6 million in 1999 increased by 52.9% from $33.1 million in 1998, primarily due to acquisitions of equipment rental and sales companies.

       Selling, general and administrative expenses of $114.7 million in 1999 increased by 4.4% from $109.9 million in 1998. This increase in 1999 was primarily due to an increase in sales promotion expenses resulting from the growth of industrial and construction equipment rental operations.

       Interest expense of $79.3 million in 1999 increased 8.1% from $73.4 million in 1998, primarily due to higher average debt levels. This increase was partly offset by a lower weighted-average interest rate in 1999.

       The tax provision of $59.0 million in 1999 increased 13% from $52.2 million in 1998, primarily due to the higher income before income taxes in 1999. The effective tax rate in 1999 was 40.2% as compared to 41.0% in 1998. See Note 4 to the Notes to the Company's consolidated financial statements.

NET INCOME

       The Company achieved record net income of $87.9 million in the second quarter of 1999, or $.81 per share on a diluted basis, representing an increase of 17.1% from $75.1 million, or $.69 per share on a diluted basis, in the second quarter of 1998. This increase was primarily due to higher revenues and improved profit margins in the worldwide car rental operations and the net effect of the other contributing factors noted above.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

SUMMARY

       The following table sets forth for the six months ended June 30, 1999 and 1998 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                      Percentage of Revenues
                                                        Six Months Ended
                                                             June 30,
                                                       --------------------
                                                        1999          1998
                                                       ------        ------
Revenues:
   Car rental                                            79.8%         84.7%
    Industrial and construction equipment rental         17.1          12.4
    Car leasing                                            .9            .9
    Franchise fees and other revenue                      2.2           2.0
                                                       ------        ------
                                                        100.0         100.0
                                                       ------        ------
Expenses:
    Direct operating                                     45.7          46.8
    Depreciation of revenue earning equipment            26.6          25.3
    Selling, general and administrative                  10.2          10.9
    Interest, net of interest income                      7.1           7.3
                                                       ------        ------
                                                         89.6          90.3
                                                       ------        ------

Income before income taxes                               10.4           9.7
Provision for taxes on income                             4.2           4.0
                                                       ------        ------
Net income                                                6.2%          5.7%
                                                       ======        ======

       The following table sets forth certain selected operating data of the Company for the six months ended June 30, 1999 and 1998:

                                                                          Six Months Ended
                                                                               June 30,
                                                                     -----------------------------
                                                                        1999              1998
                                                                     -----------       -----------
Car rental and other operations:
    Average number of owned cars operated
        during period                                                    315,000           290,000
    Number of transactions of owned car
        rental operations during period                               11,347,000        10,695,000
    Average revenue per transaction of owned
        car rental operations during period (in whole dollars)       $    154.80       $    154.15
Equipment rental operations:
    Average cost of rental equipment operated
        during period (in millions)                                  $     1,741       $     1,172

REVENUES

       The Company achieved record revenues of $2,200.3 million in the first half of 1999, which increased by 13% from $1,947.2 million in the first half of 1998. Revenues from car rental operations of $1,756.6 million in the first half of 1999 increased by $107.9 million, or 6.5% from $1,648.7 million in the first half of 1998. The increase was primarily the result of a worldwide increase in transactions of 6.1% that contributed $100.8 million in increased revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Revenues from industrial and construction equipment rental of $376.6 million in the first half of 1999 increased by 56.4% from $240.8 million in the first half of 1998. Of this $135.8 million increase, approximately $89.2 million was due to an increase in volume resulting from the inclusion of 18 acquired businesses worldwide.

       Revenues from all other sources of $67.2 million in the first half of 1999 increased by 16.4% from $57.7 million in the first half of 1998, primarily due to an increase in telecommunications and franchise revenue.

EXPENSES

       Total expenses of $1,971.4 million in 1999 increased by 12.1% from $1,759.1 million in 1998; however, total expenses as a percentage of revenues decreased to 89.6% in 1999 from 90.3% in 1998.

       Direct operating expenses of $1,006.5 million in 1999 increased by 10.3% from $912.2 million in 1998. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages and benefits.

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $497.6 million in 1999 increased by 13.5% from $438.3 million in 1998, primarily due to an increase in the number of cars operated worldwide. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $87.3 million in 1999 increased by 62.2% from $53.8 million in 1998, primarily due to acquisitions of equipment rental and sales companies.

       Selling, general and administrative expenses of $223.5 million in 1999 increased by 5% from $212.8 million in 1998. The increase was primarily due to an increase in sales promotion expenses resulting from the growth of industrial and construction equipment rental operations.

       Interest expense of $156.5 million in 1999 increased 10.2% from $142.0 million in 1998, primarily due to higher average debt levels. This increase was partly offset by a lower weighted-average interest rate in 1999.

       The tax provision of $92.3 million in 1999 increased 18.7% from $77.6 million in 1998, primarily due to the higher income before income taxes in 1999. The effective tax rate in 1999 was 40.3% as compared to 41.2% in 1998. See Note 4 to the Notes to the Company's consolidated financial statements.

NET INCOME

       The Company achieved record net income of $136.7 million in the first half of 1999, or $1.26 per share on a diluted basis, representing an increase of 23.7% from $110.5 million, or $1.02 per share on a diluted basis, in the first half of 1998. This increase was primarily due to higher revenues and improved profit margins in worldwide car rental operations and the net effect of other contributing factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. For the six months ended June 30, 1999, the Company's expenditures for revenue earning equipment were $5.3 billion (partially offset by proceeds from the sale of such equipment of $3.4 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. In 1999, the Company expended $79.4 million, net of cash acquired, for new businesses and assumed $8.1 million of related debt. For the six months ended June 30, 1999, the Company's capital investments for property and non-revenue earning equipment were $165.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       To finance its domestic operations, the Company maintains an active commercial paper program. The Company is also active in the U.S. domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of June 30, 1999 was $3.3 billion with maturities ranging from 1999 to 2028. This includes a $250 million term loan from Ford, which matures on November 15, 1999. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Canada, Ireland and Australia. The Company guarantees only the borrowings of its subsidiaries in Canada, Ireland and Australia, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At June 30, 1999, the total debt for the foreign operations was $1,077 million, of which $1,074 million was short-term (original maturity of less than one year) and $3 million was long-term. At June 30, 1999, the total amounts outstanding (in millions of U.S. dollars) under the Canadian, Irish and Australian commercial paper programs were $295, $145 and $93, respectively.

       At June 30, 1999, the Company had committed credit facilities totaling $2.8 billion. Of this amount, $2.1 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 30 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 1999, the multi-year facilities totaling $1,128 million were renegotiated. Currently $63 million expires on June 30, 2002, $188 million expires on June 30, 2003, and $877 million expires on June 30, 2004. The 364-day facilities totaling $984 million expire on June 21, 2000. The multi-year facilities that expire in 2004 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of 364-day facilities totaling $909 million, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan.

       In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 2001. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

       On June 10, 1999 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to shareholders of record as of May 14, 1999.

       On July 21, 1999 the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock, payable on September 10, 1999 to shareholders of record as of August 16, 1999.

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

STATE OF READINESS: The plan is structured into five primary phases: inventory, assessment, correction, testing and implementation. The inventory is an investigation of all information technology ("IT") and non-IT hardware and software components used by the Company. The assessment is an analysis of each component to determine date sensitivity to the year 2000. The correction phase is the effort to fix, replace, upgrade or eliminate non-compliant hardware and software. The testing phase involves verifying the results of the correction effort, and implementation is the effort to deploy the fixes into a production environment. The Company completed all five phases of the plan and the remediation project was completed as planned on June 30, 1999. During the remainder of the year, the Company will be conducting validation of the compliance levels of internal systems, purchased products and business partners, as well as implementing contingency plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       The Company has established ongoing communications with its significant vendors and service providers to determine the extent to which the Company is vulnerable to those third-parties' failures to remediate their own year 2000 issue. To date, none of the Company's vendors or service providers has disclosed that they anticipate a business interruption. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely manner or that any such failure to convert by another company would not have a material adverse effect on the Company.

       COSTS TO ADDRESS YEAR 2000 ISSUES: The total estimated cost of the conversion is $21 million to $23 million. Software remediation is being expensed as incurred. Approximately $6.2 million of the cost of conversion was incurred during the first six months of 1999. The Company has expended approximately $18.2 million from inception through June 30, 1999. The remaining costs are expected to be incurred for contingency planning and assessing compliance of newly acquired companies. The costs are being funded through operating cash flows. These costs represent 9% of the Company's annual information technology budget. The Company has contracted with outside vendors to perform remediations. In addition, the Company has invested in technologies that allow concurrent application development. As a result, the Company did not defer any significant information technology projects to address the year 2000 issue.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 21, 1999, the 1999 Annual Meeting of Stockholders of the Company was held.

         (b) The Company's stockholders elected Frank A. Olson, Craig R. Koch, Louis C. Burnett, John M. Devine, Michael T. Monahan, Peter J. Pestillo, John M. Rintamaki, John M. Thompson and Joseph A. Walker as directors of the Company.

         (c) The Company's stockholders voted for the election of directors listed in paragraph (b) based on the number of votes set forth opposite their respective names:

                              Nominee                                      Number of Votes
                              -------                           ----------------------------------
                                                                   For                     Not For
                                                                -----------                -------
                           Louis C. Burnett                     373,846,311                245,477
                           John M. Devine                       373,722,011                369,777
                           Craig R. Koch                        373,721,961                369,827
                           Michael T. Monahan                   373,842,066                249,722
                           Frank A. Olson                       373,720,453                371,335
                           Peter J. Pestillo                    373,721,028                370,760
                           John M. Rintamaki                    373,720,911                370,877
                           John M. Thompson                     373,718,049                373,739
                           Joseph A. Walker                     373,846,260                245,528


              The Company's stockholders voted on the following proposals:

              Proposal 1 - Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants to audit the books of account and other corporate records of the Company for 1999 was adopted, with 374,082,761 votes cast for, 3,967 votes cast against, 5,060 votes abstained and no broker non-votes.

              Proposal 2 - Approval of the Company's Employee Stock Purchase Plan. A proposal relating to the approval of a plan to provide employees with the opportunity to purchase shares of Class A Common Stock through accumulated payroll deductions was adopted, with 372,640,472 votes cast for, 59,317 votes against, 6,096 votes abstained and 1,385,903 broker non-votes.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                  4 Instruments defining the rights of security holders, including indentures. During the quarter ended June 30, 1999, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

                  12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1999 and 1998.

                  27 Financial Data Schedule for the six months ended June 30, 1999.

                           PART II - OTHER INFORMATION


               (b) Reports on Form 8-K:

                   The Company filed a Form 8-K dated May 20, 1999, reporting under Item 5 thereof, instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 333-34501) filed by the Company with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.

                   The Company filed a Form 8-K dated April 28, 1999 reporting the issuance of a press release with respect to the declaration of a quarterly dividend.

                   The Company filed a Form 8-K dated April 15, 1999 reporting the issuance of a press release with respect to its first quarter 1999 earnings.



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HERTZ CORPORATION
                                  (Registrant)


Date:  August 11, 1999            By: /s/ Paul J. Siracusa
                                      Paul J. Siracusa
                                  Executive Vice President
                                  and Chief Financial Officer
                                  (principal financial officer and duly
                                  authorized officer)

                                  EXHIBIT INDEX






Exhibit
  No.                                Description                        Page No.
  ---                                -----------                        --------

  12                       Computation of Ratio of Earnings                23
                           to Fixed Charges for the six months
                           ended June 30, 1999 and 1998.

  27                       Financial Data Schedule for the               24-25
                           six months ended June 30, 1999.