Form 10-Q
period 1999-09-30
HERTZ CORP
filed 1999-11-12
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1999: Common Stock, $0.01 par value - Class A, 40,612,885 shares and Class B, 67,310,167 shares.


                               Page 1 of 24 pages
                         The Exhibit Index is on page 21

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED


                                     ASSETS

                                                                Sept. 30,             Dec. 31,
                                                                   1999                 1998
                                                               ------------         ------------
Cash and equivalents                                           $    202,987         $    188,466
Receivables, less allowance for
   doubtful accounts of $18,973 and $16,040                         988,011              893,440
Due from affiliates                                                 244,023              430,169
Inventories, at lower of cost or market                              56,910               39,502
Prepaid expenses and other assets                                   115,992               85,823

Revenue earning equipment, at cost:
    Cars                                                          5,904,735            4,980,516
       Less accumulated depreciation                               (560,225)            (508,008)
    Industrial and construction equipment                         1,994,609            1,653,941
       Less accumulated depreciation                               (421,718)            (344,416)
                                                               ------------         ------------

           Total revenue earning equipment                        6,917,401            5,782,033
                                                               ------------         ------------


Property and equipment, at cost:
    Land, buildings and leasehold improvements                      777,054              692,926
    Service equipment                                               756,611              662,141
                                                               ------------         ------------
                                                                  1,533,665            1,355,067
       Less accumulated depreciation                               (656,698)            (623,259)
                                                               ------------         ------------

           Total property and equipment                             876,967              731,808
                                                               ------------         ------------


Franchises, concessions, contract costs and leaseholds,
    net of amortization                                              13,436               13,107

Cost in excess of net assets of purchased
    businesses, net of amortization (Note 3)                        743,646              708,210
                                                               ------------         ------------

           Total assets                                        $ 10,159,373         $  8,872,558
                                                               ============         ============



         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               Sept. 30,            Dec. 31,
                                                                 1999                 1998
                                                             ------------         ------------
Accounts payable                                             $    618,975         $    510,441

Accrued liabilities                                               626,951              596,575

Accrued taxes                                                     167,027              113,217

Debt (Note 6)                                                   6,566,201            5,759,783

Public liability and property damage                              300,314              307,219

Deferred taxes on income                                          243,200              191,500


Stockholders' equity:
    Class A Common Stock, $0.01 par value,
        440,000,000 shares authorized,
        40,956,858 shares issued                                      410                  410
    Class B Common Stock, $0.01 par value,
        140,000,000 shares authorized,
         67,310,167 shares issued                                     673                  673
    Additional capital paid-in                                    982,986              982,564
    Unamortized restricted stock grants                            (4,550)              (7,845)
    Retained earnings                                             711,605              452,110
    Accumulated other comprehensive income (Note 9)               (37,296)             (20,776)
    Treasury stock, at cost, 343,973 shares                       (17,123)             (13,313)
                                                             ------------         ------------

           Total stockholders' equity                           1,636,705            1,393,823
                                                             ------------         ------------

           Total liabilities and stockholders' equity        $ 10,159,373         $  8,872,558
                                                             ============         ============




         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                        Three Months
                                                                     Ended September 30,
                                                                ----------------------------
                                                                   1999              1998
                                                                ----------        ----------
Revenues:

   Car rental                                                   $1,071,683        $1,003,963

   Industrial and construction equipment rental                    233,013           189,480

   Car leasing                                                      10,125             9,433

   Franchise fees and other revenue                                 29,987            22,269
                                                                ----------        ----------

        Total revenues                                           1,344,808         1,225,145
                                                                ----------        ----------

Expenses:

   Direct operating                                                564,976           520,418

   Depreciation of revenue earning equipment (Note 5)              336,773           304,453

   Selling, general and administrative                             116,650           114,062

   Interest, net of interest income of $3,311 and $2,909            93,714            85,894
                                                                ----------        ----------

        Total expenses                                           1,112,113         1,024,827
                                                                ----------        ----------


Income before income taxes                                         232,695           200,318

Provision for taxes on income (Note 4)                              93,659            81,640
                                                                ----------        ----------

Net income                                                      $  139,036        $  118,678
                                                                ==========        ==========

Earnings per share (Note 2):
       Basic                                                    $     1.29        $     1.10
                                                                ==========        ==========
       Diluted                                                  $     1.28        $     1.09
                                                                ==========        ==========


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED


                                                                         Nine Months
                                                                     Ended September 30,
                                                                ----------------------------
                                                                   1999              1998
                                                                ----------        ----------
Revenues:

   Car rental                                                   $2,828,261        $2,652,624

   Industrial and construction equipment rental                    609,578           430,243

   Car leasing                                                      29,274            27,835

   Franchise fees and other revenue                                 78,039            61,596
                                                                ----------        ----------

        Total revenues                                           3,545,152         3,172,298
                                                                ----------        ----------

Expenses:

   Direct operating                                              1,571,510         1,432,633

   Depreciation of revenue earning equipment (Note 5)              921,634           796,588

   Selling, general and administrative                             340,134           326,832

   Interest, net of interest income of $8,097 and $8,741           250,211           227,910
                                                                ----------        ----------

        Total expenses                                           3,083,489         2,783,963
                                                                ----------        ----------


Income before income taxes                                         461,663           388,335

Provision for taxes on income (Note 4)                             185,963           159,193
                                                                ----------        ----------

Net income                                                      $  275,700        $  229,142
                                                                ==========        ==========

Earnings per share (Note 2):
     Basic                                                      $     2.55        $     2.12
                                                                ==========        ==========
     Diluted                                                    $     2.54        $     2.11
                                                                ==========        ==========


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                         Nine Months
                                                                     Ended September 30,
                                                              -------------------------------
                                                                 1999                 1998
                                                              -----------         -----------
Cash flows from operating activities:
Net income                                                    $   275,700         $   229,142
Non-cash expenses:
    Depreciation of revenue earning equipment                     921,634             796,588
    Depreciation of property and equipment                         81,715              84,589
    Amortization of intangibles                                    20,339              19,530
    Amortization of restricted stock grants                         3,294               3,303
    Provision for public liability and property damage             95,393              85,380
    Provision for losses for doubtful accounts                      9,785               2,449
    Tax benefit from exercise of stock options                      6,103               1,529
    Deferred income taxes                                          51,700              23,200

Revenue earning equipment expenditures                         (6,684,599)         (6,417,217)

Proceeds from sales of revenue earning equipment                4,659,855           4,561,997

Changes in assets and liabilities:
    Receivables                                                  (125,520)            (40,855)

    Due from affiliates                                           186,146             199,971

    Inventories and prepaid expenses and other assets             (39,689)               (512)

    Accounts payable                                               99,793              24,074

    Accrued liabilities                                            36,461              56,554

    Accrued taxes                                                  52,434              49,088

Payments of public liability and property damage
    claims and expenses                                          (102,631)            (87,228)
                                                              -----------         -----------

       Net cash used in operating activities                     (452,087)           (408,418)
                                                              -----------         -----------


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSAND OF DOLLARS)
                                    UNAUDITED

                                                                                              Nine Months
                                                                                           Ended September 30,
                                                                                      -------------------------------
                                                                                          1999               1998
                                                                                      -----------         -----------
Cash flows from investing activities:
    Property and equipment expenditures                                               $  (257,843)        $  (190,213)
    Proceeds from sales of property and equipment                                          24,468              30,844
    Available-for-sale securities:
        Purchases                                                                          (3,136)             (2,304)
        Sales                                                                               2,694               2,049
    Sale of operations, net of cash                                                          --                 4,341
    Acquisition of new businesses, net of cash                                           (104,066)           (315,651)
                                                                                      -----------         -----------
        Net cash used in investing activities                                            (337,883)           (470,934)
                                                                                      -----------         -----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                            1,046,376             449,453
    Repayment of long-term debt                                                          (108,726)           (373,920)
    Short-term borrowings:
        Proceeds                                                                        1,698,915           1,621,172
        Repayments                                                                     (1,706,303)         (1,083,810)
        Ninety-day term or less, net                                                      (98,620)            379,694
    Cash dividends paid on common stock                                                   (16,205)            (16,218)
    Purchases of treasury stock                                                           (25,058)            (13,477)
Proceeds from sale of stock under benefit plans                                            15,568               3,046
                                                                                      -----------         -----------
        Net cash provided by financing activities                                         805,947             965,940
                                                                                      -----------         -----------

Effect of foreign exchange rate changes on cash                                            (1,456)                268
                                                                                      -----------         -----------

Net increase in cash and equivalents during the period                                     14,521              86,856

Cash and equivalents at beginning of year                                                 188,466             152,620
                                                                                      -----------         -----------

Cash and equivalents at end of period                                                 $   202,987         $   239,476
                                                                                      ===========         ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
        Interest (net of amounts capitalized)                                         $   264,343         $   240,694
        Income taxes                                                                      106,748             103,868

    In connection with acquisitions made in 1999 and 1998, liabilities assumed were $53 million and $117 million, respectively.



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

ACCOUNTING CHANGE

       In the first quarter of 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), dealing with the costs of internal use software. SOP 98-1 requires capitalization of such costs after certain preliminary development efforts have been made. Costs capitalized are direct costs and interest costs related to development efforts. Prior to the adoption of this standard, the Company expensed these costs as incurred. Adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

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

NOTE 2 - EARNINGS PER SHARE

       The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                      Three Months                           Nine Months
                                                    Ended September 30,                    Ended September 30,
                                            --------------------------------        --------------------------------
                                                 1999                1998               1999                1998
                                            ------------        ------------        ------------        ------------
Basic earnings per share:
    Net income                              $    139,036        $    118,678        $    275,700        $    229,142
                                            ------------        ------------        ------------        ------------
    Average common shares
        outstanding                          108,032,375         108,070,628         108,005,161         108,119,193
                                            ------------        ------------        ------------        ------------
    Basic earnings per share                $       1.29        $       1.10        $       2.55        $       2.12
                                            ============        ============        ============        ============
Diluted earnings per share:
    Net income                              $    139,036        $    118,678        $    275,700        $    229,142
                                            ------------        ------------        ------------        ------------
    Average common shares
        outstanding                          108,032,375         108,070,628         108,005,161         108,119,193
    Dilutive effect of stock options             518,789             486,581             680,444             478,065
                                            ------------        ------------        ------------        ------------
Average diluted common shares
    outstanding                              108,551,164         108,557,209         108,685,605         108,597,258
                                            ------------        ------------        ------------        ------------
Diluted earnings per share                  $       1.28        $       1.09        $       2.54        $       2.11
                                            ============        ============        ============        ============

       For the three months ended September 30, 1999, and the three and nine months ended September 30, 1998, options to purchase 826,936 shares and 1,008,100 shares, respectively, of common stock were outstanding, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS

       During the nine months ended September 30, 1999, the Company acquired seven North American and two European equipment rental and sales companies. The Company also acquired five European car and truck rental companies. The aggregate purchase price of the acquisitions was $104.1 million, net of cash acquired, plus the assumption of $17.3 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $55.1 million, which has been recognized as goodwill and is being amortized over periods from 15 to 40 years. The acquisitions were accounted for as purchases, and the results of operations have been included since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

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

NOTE 5 - DEPRECIATION OF REVENUE EARNING EQUIPMENT

       Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                         Unaudited
                                                                    Three Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                   1999              1998
                                                                 ---------         ---------
Depreciation of revenue earning equipment                        $ 343,056         $ 299,087
Adjustment of depreciation upon disposal of the equipment          (11,048)            1,733
Rents paid for vehicles leased                                       4,765             3,633
                                                                 ---------         ---------

    Total                                                        $ 336,773         $ 304,453
                                                                 =========         =========

                                                                          Unaudited
                                                                      Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                   1999               1998
                                                                 ---------         ---------
Depreciation of revenue earning equipment                        $ 930,525         $ 779,433
Adjustment of depreciation upon disposal of the equipment          (21,832)            6,807
Rents paid for vehicles leased                                      12,941            10,348
                                                                 ---------         ---------

      Total                                                      $ 921,634         $ 796,588
                                                                 =========         =========

       The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 1999 and 1998 included a net gain of $3.2 million and $.3 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and a net gain of $7.8 million and a net loss of $2.0 million, respectively, in the car rental and car leasing operations.

       The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 1999 and 1998 included a net gain of $7.7 million and a net loss of $1.1 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and a net gain of $14.1 million and a net loss of $5.7 million, respectively, in the car rental and car leasing operations.

       During the nine months ended September 30, 1999, the Company purchased Ford vehicles at a cost of approximately $3.4 billion and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.1 billion.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DEBT

       Debt at September 30, 1999 and December 31, 1998 consisted of the following (in thousands of dollars):

                                                                             Sept. 30,              Dec. 31,
                                                                               1999                   1998
                                                                             ---------             ----------
Notes payable, including commercial
    paper, average interest rate:  5.4%                                     $1,537,781             $2,151,792
Promissory notes, average interest rate:
    1999, 6.9%; 1998, 7.0% (effective average interest rate 7.0%); net of unamortized discount: 1999, $9,737;
    1998, $4,157; due 1999 to 2028                                           3,390,262              2,445,843
Junior subordinated promissory notes,
    average interest rate 6.9%; net of
    unamortized discount:  1999, $126;
    1998, $158; due 2000 to 2003                                               399,874                399,842
Subsidiaries' short-term debt, in dollars and foreign
    currencies, including commercial paper in millions (1999, $581.3; 1998,
    $206.2); and other borrowings; average interest rate:
    1999, 3.8%; 1998, 4.8%                                                   1,238,284                762,306
                                                                             ---------             ----------

        Total                                                               $6,566,201             $5,759,783
                                                                             =========              =========

       The aggregate amounts of maturities of debt for the twelve-month periods following September 30, 1999 are as follows (in millions): 2000, $3,364.8 (including $2,734.3 of commercial paper and short-term borrowings); 2001, $402.0; 2002, $401.4; 2003, $550.2; 2004, $250.3; after 2004, $1,597.5.

       At September 30, 1999, approximately $946 million of the Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

       At September 30, 1999, the Company had $250 million of outstanding loans from Ford.

       The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at September 30, 1999 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 6.04%, with 40% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.02%, with 42% of debt subject to variable interest rates when not considering the swap agreements. At September 30, 1999, these agreements expressed in notional amounts aggregated $98.6 million. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At September 30, 1999, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net receivable of $.4 million. The notional principal $98.6 million matures as follows: $14.8, $30.0, $29.2, $23.1 and $1.5 in 1999, 2000, 2001, 2002 and 2003, respectively.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK-BASED COMPENSATION

       The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,026 shares. On February 3, 1999, the Company granted nonqualified stock options for 1,116,700 shares of Class A Common Stock. The options were granted at the closing market price on that day of $41.38 per share. As of September 30, 1999, 4,247,054 shares were available for awards under the Plan.

        On May 21, 1999, the shareholders approved The Hertz Corporation Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on July 1, 1999. The ESPP allows eligible employees an opportunity to purchase shares of Class A Common Stock through accumulated payroll deductions at 85% of the closing price at the end of each quarterly offering period.

       During the nine months ended September 30, 1999, the Company acquired 490,800 shares of its Class A Common Stock for requirements under the above Plans.


NOTE 8 - SEGMENT INFORMATION

       The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment and related franchise fees ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income before income taxes for the three months and nine months ended September 30, 1999 and 1998 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and certain interest, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                                Three Months Ended September 30,
                                                    -------------------------------------------------------
                                                                                         Income (Loss)
                                                            Revenues                  Before Income Taxes
                                                    ------------------------        -----------------------
                                                      1999            1998            1999           1998
                                                    --------        --------        --------       --------
Car rental and leasing                              $1,097.4        $1,026.7        $  207.7       $  181.1
Industrial and construction equipment rental           233.1           189.5            32.5           28.0
Corporate and other                                     14.3             8.9            (7.5)          (8.8)
                                                    --------        --------        --------       --------

    Consolidated total                              $1,344.8        $1,225.1        $  232.7       $  200.3
                                                    ========        ========        ========       ========

                                                                Nine Months Ended September 30,
                                                    -------------------------------------------------------
                                                                                          Income (Loss)
                                                            Revenues                  Before Income Taxes
                                                    ------------------------        -----------------------
                                                      1999            1998            1999           1998
                                                    --------        --------        --------       --------
Car rental and leasing                              $2,897.4        $2,718.6        $  423.7       $  358.7
Industrial and construction equipment rental           609.9           430.4            57.0           47.7
Corporate and other                                     37.9            23.3           (19.0)         (18.1)
                                                    --------        --------        --------       --------

    Consolidated total                              $3,545.2        $3,172.3        $  461.7       $  388.3
                                                    ========        ========        ========       ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMPREHENSIVE INCOME

       Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $37,227 and $20,906 at September 30, 1999 and December 31, 1998, respectively. Comprehensive income for the three months and nine months ended September 30, 1999 and 1998 was as follows (in thousands of dollars):

                                                                 Three Months Ended
                                                                   September 30,
                                                              ------------------------
                                                                1999            1998
                                                              --------        --------
Net income                                                    $139,036        $118,678
                                                              --------        --------

Other comprehensive income, net of tax:
     Foreign currency translation adjustments                    8,406          14,153
     Unrealized gains on available-for-sale securities              34             148
                                                              --------        --------
           Other comprehensive income                            8,440          14,301
                                                              --------        --------

Comprehensive income                                          $147,476        $132,979
                                                              ========        ========

                                                                            Nine Months Ended
                                                                              September 30,
                                                                       ---------------------------
                                                                         1999              1998
                                                                       ---------         ---------
Net income                                                             $ 275,700         $ 229,142
                                                                       ---------         ---------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                            (16,321)            8,958
     Unrealized (losses) gains on available-for-sale securities             (199)              166
                                                                       ---------         ---------
           Other comprehensive (loss) income                             (16,520)            9,124
                                                                       ---------         ---------

Comprehensive income                                                   $ 259,180         $ 238,266
                                                                       =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

SUMMARY

       The following table sets forth for the three months ended September 30, 1999 and 1998 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                        Percentage of Revenues
                                                         Three Months Ended
                                                            September 30,
                                                        ---------------------
                                                         1999           1998
                                                        ------         ------
Revenues:
   Car rental                                             79.7%          81.9%
    Industrial and construction equipment rental          17.3           15.5
    Car leasing                                             .8             .8
    Franchise fees and other revenue                       2.2            1.8
                                                        ------         ------
                                                         100.0          100.0
                                                        ------         ------

Expenses:
    Direct operating                                      42.0           42.5
    Depreciation of revenue earning equipment             25.0           24.8
    Selling, general and administrative                    8.7            9.3
    Interest, net of interest income                       7.0            7.0
                                                        ------         ------
                                                          82.7           83.6
                                                        ------         ------

Income before income taxes                                17.3           16.4
Provision for taxes on income                              7.0            6.7
                                                        ------         ------
Net income                                                10.3%           9.7%
                                                        ======         ======

       The following table sets forth certain selected operating data of the Company for the three months ended September 30, 1999 and 1998:

                                                                          Three Months Ended
                                                                              September 30,
                                                                         1999              1998
                                                                      ----------        ----------
Car rental and other operations:
    Average number of owned cars operated
        during period                                                    367,000           335,000
    Number of transactions of owned car
        rental operations during period                                6,287,000         5,801,000
    Average revenue per transaction of owned
        car rental operations during period (in whole dollars)        $   170.47        $   173.07
Equipment rental operations:
    Average cost of rental equipment operated during
        period (in millions)                                          $    1,963        $    1,480

REVENUES

       The Company achieved record revenues of $1,344.8 million in the third quarter of 1999, which increased by 9.8% from $1,225.1 million in the third quarter of 1998. Revenues from car rental operations of $1,071.7 million in the third quarter of 1999 increased by $67.7 million, or 6.7% from $1,004.0 million in the third quarter of 1998. The increase was primarily the result of a worldwide increase in transactions of 8.4% that contributed $85.1 million in increased revenue. This increase was partly offset by a decrease in pricing worldwide and the effects of foreign currency translation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Revenues from industrial and construction equipment rental of $233.0 million in the third quarter of 1999 increased by 23.0% from $189.5 million in the third quarter of 1998. Of this $43.5 million increase, approximately $26.8 million was due to an increase in volume resulting from the inclusion of 17 acquired businesses worldwide.

       Revenues from all other sources of $40.1 million in the third quarter of 1999 increased by 26.5% from $31.7 million in the third quarter of 1998, primarily due to an increase in telecommunications and franchise revenue.

EXPENSES

       Total expenses of $1,112.1 million in 1999 increased by 8.5% from $1,024.8 million in 1998; however, total expenses as a percentage of revenues decreased to 82.7% in 1999 from 83.6% in 1998.

       Direct operating expenses of $565.0 million in 1999 increased by 8.6% from $520.4 million in 1998. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages and benefits.

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $275.1 million in 1999 increased by 9.6% from $250.9 million in 1998, primarily due to an increase in the number of cars operated worldwide. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $61.7 million in 1999 increased by 15.1% from $53.6 million in 1998, primarily due to acquisitions of equipment rental and sales companies. These increases were partly offset by increases in the net proceeds received in excess of book value on the disposal of vehicles and equipment.

       Selling, general and administrative expenses of $116.7 million in 1999 increased by 2.3% from $114.1 million in 1998. This increase in 1999 was primarily due to an increase in administrative and sales promotion expenses mainly resulting from the growth of industrial and construction equipment rental operations.

       Interest expense of $93.7 million in 1999 increased 9.1% from $85.9 million in 1998, primarily due to higher average debt levels. This increase was partly offset by a lower weighted-average interest rate in 1999.

       The tax provision of $93.7 million in 1999 increased 14.7% from $81.6 million in 1998, primarily due to the higher income before income taxes in 1999. The effective tax rate in 1999 was 40.2% as compared to 40.8% in 1998. See Note 4 to the Notes to the Company's consolidated financial statements.

NET INCOME

       The Company achieved record net income of $139.0 million in the third quarter of 1999, or $1.28 per share on a diluted basis, representing an increase of 17.2% from $118.7 million, or $1.09 per share on a diluted basis, in the third quarter of 1998. This increase was primarily due to higher worldwide revenues, improved profit margin and the net effect of the other contributing factors noted above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

SUMMARY

       The following table sets forth for the nine months ended September 30, 1999 and 1998 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                       Percentage of Revenues
                                                         Nine Months Ended
                                                           September 30,
                                                        -------------------
                                                        1999           1998
                                                        -----         -----
Revenues:
   Car rental                                            79.8%         83.6%
    Industrial and construction equipment rental         17.2          13.6
Car leasing                                                .8            .9
Franchise fees and other revenue                          2.2           1.9
                                                        -----         -----
                                                        100.0         100.0
                                                        -----         -----

Expenses:
    Direct operating                                     44.3          45.2
Depreciation of revenue earning equipment                26.0          25.1
    Selling, general and administrative                   9.6          10.3
    Interest, net of interest income                      7.1           7.2
                                                        -----         -----
                                                         87.0          87.8
                                                        -----         -----

Income before income taxes                               13.0          12.2
Provision for taxes on income                             5.2           5.0
                                                        -----         -----
Net income                                                7.8%          7.2%
                                                        =====         =====

       The following table sets forth certain selected operating data of the Company for the nine months ended September 30, 1999 and 1998:

                                                                            Nine Months Ended
                                                                               September 30,
                                                                      ------------------------------
                                                                         1999               1998
                                                                      -----------        -----------
Car rental and other operations:
    Average number of owned cars operated
        during period                                                     332,000            305,000
    Number of transactions of owned car
        rental operations during period                                17,634,000         16,496,000
    Average revenue per transaction of owned
        car rental operations during period (in whole dollars)        $    160.39        $    160.80
Equipment rental operations:
    Average cost of rental equipment operated
        during period (in millions)                                   $     1,813        $     1,268


REVENUES

       The Company achieved record revenues of $3,545.2 million in the first nine months of 1999, which increased by 11.8% from $3,172.3 million in the first nine months of 1998. Revenues from car rental operations of $2,828.3 million in the first nine months of 1999 increased by $175.7 million, or 6.6% from $2,652.6 million in the first nine months of 1998. The increase was primarily the result of a worldwide increase in transactions of 6.9% that contributed $184.2 million in increased revenue. This increase was partly offset by a decrease in international pricing and the effects of foreign currency translation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Revenues from industrial and construction equipment rental of $609.6 million in the first nine months of 1999 increased by 41.7% from $430.2 million in the first nine months of 1998. Of this $179.4 million increase, approximately $117.2 million was due to an increase in volume resulting from the inclusion of 22 acquired businesses worldwide.

       Revenues from all other sources of $107.3 million in the first nine months of 1999 increased by 20.0% from $89.4 million in the first nine months of 1998, primarily due to an increase in telecommunications and franchise revenue.

EXPENSES

       Total expenses of $3,083.5 million in 1999 increased by 10.8% from $2,784.0 million in 1998; however, total expenses as a percentage of revenues decreased to 87.0% in 1999 from 87.8% in 1998.

       Direct operating expenses of $1,571.5 million in 1999 increased by 9.7% from $1,432.6 million in 1998. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages and benefits.

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $772.6 million in 1999 increased by 12.5% from $686.7 million in 1998, primarily due to an increase in the number of cars operated worldwide. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $149.0 million in 1999 increased by 35.6% from $109.9 million in 1998, primarily due to acquisitions of equipment rental and sales companies. These increases were partly offset by increases in the net proceeds received in excess of book value on the disposal of vehicles and equipment.

       Selling, general and administrative expenses of $340.1 million in 1999 increased by 4.1% from $326.8 million in 1998. The increase was primarily due to an increase in administrative and sales promotion expenses mainly resulting from the growth of industrial and construction equipment rental operations.

       Interest expense of $250.2 million in 1999 increased 9.8% from $227.9 million in 1998, primarily due to higher average debt levels. This increase was partly offset by a lower weighted-average interest rate in 1999.

       The tax provision of $186.0 million in 1999 increased 16.8% from $159.2 million in 1998, primarily due to the higher income before income taxes in 1999. The effective tax rate in 1999 was 40.3% as compared to 41.0% in 1998. See Note 4 to the Notes to the Company's consolidated financial statements.

NET INCOME

       The Company achieved record net income of $275.7 million in the first nine months of 1999, or $2.54 per share on a diluted basis, representing an increase of 20.3% from $229.1 million, or $2.11 per share on a diluted basis, in the first nine months of 1998. This increase was primarily due to higher worldwide revenues, improved profit margin and the net effect of other contributing factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. For the nine months ended September 30, 1999, the Company's expenditures for revenue earning equipment were $6.7 billion (partially offset by proceeds from the sale of such equipment of $4.7 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the nine months ended September 30, 1999, the Company's capital investments for property and non-revenue earning equipment were $258 million. In 1999, the Company expended $104.1 million, net of cash acquired, for new businesses and assumed $17.3 million of related debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       To finance its domestic operations, the Company maintains an active commercial paper program. The Company is also active in the U.S. domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of September 30, 1999 was $3.8 billion with maturities ranging from 1999 to 2028. This includes a $250 million term loan from Ford, which matures on November 15, 1999. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Canada, Ireland and Australia. The Company guarantees only the borrowings of its subsidiaries in Canada, Ireland and Australia, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At September 30, 1999, the total debt for the foreign operations was $1,231 million, of which $1,226 million was short-term (original maturity of less than one year) and $5 million was long-term. At September 30, 1999, the total amounts outstanding (in millions of U.S. dollars) under the Canadian, Irish and Australian commercial paper programs were $307, $163 and $112, respectively.

       At September 30, 1999, the Company had committed credit facilities totaling $3.2 billion. Of this amount, $2.2 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 30 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 1999, the multi-year facilities totaling $1,128 million were renegotiated. Currently, $63 million expires on June 30, 2002, $137 million expires on June 30, 2003 and $928 million expires on June 30, 2004. The 364-day facilities totaling $1,038 million expire on June 21, 2000. The multi-year facilities that expire in 2004 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of 364-day facilities totaling $963 million, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan.

       In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 2001. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

       On March 10, 1999 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to shareholders of record as of February 15, 1999.

       On June 10, 1999 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to shareholders of record as of May 14, 1999.

       On September 10, 1999 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to shareholders of record as of August 16, 1999.

       On October 19, 1999 the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock, payable on December 10, 1999 to shareholders of record as of November 15, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       STATE OF READINESS: The plan is structured into five primary phases: inventory, assessment, correction, testing and implementation. The inventory is an investigation of all information technology ("IT") and non-IT hardware and software components used by the Company. The assessment is an analysis of each component to determine date sensitivity to the year 2000. The correction phase is the effort to fix, replace, upgrade or eliminate non-compliant hardware and software. The testing phase involves verifying the results of the correction effort, and implementation is the effort to deploy the fixes into a production environment. The Company completed all five phases of the plan and the remediation project was completed as planned on June 30, 1999. The Company continues to conduct validation of the compliance levels of internal systems, purchased products and business partners, as well as implementing contingency plans.

       The Company has established ongoing communications with its significant vendors and service providers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own year 2000 issue. To date, none of the Company's vendors or service providers has disclosed that they anticipate a business interruption. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely manner or that any such failure to convert by another company would not have a material adverse effect on the Company.

       COSTS TO ADDRESS YEAR 2000 ISSUES: The total estimated cost of the conversion is approximately $21 million. Software remediation is being expensed as incurred. Approximately $6.6 million of the cost of conversion was incurred during the first nine months of 1999. The Company has expended approximately $19.6 million from inception through September 30, 1999. The remaining costs are expected to be incurred for contingency planning and assessing compliance of newly acquired companies. The costs are being funded through operating cash flows. These costs represent 9% of the Company's annual information technology budget. The Company has contracted with outside vendors to perform remediations. In addition, the Company has invested in technologies that allow concurrent application development. As a result, the Company did not defer any significant information technology projects to address the year 2000 issue.

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

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   4 Instruments defining the rights of security holders, including indentures. During the quarter ended September 30, 1999, the registrant and its subsidiaries ("Hertz") incurred various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of Hertz on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of the holders of such long-term debt.

                   12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1999 and 1998.

                   27 Financial Data Schedule for the nine months ended September 30, 1999.


              (b) Reports on Form 8-K:

                   The Company filed a Form 8-K dated July 16, 1999 reporting the issuance of a press release with respect to its second quarter 1999 earnings.

                   The Company filed a Form 8-K dated July 23, 1999 reporting the issuance of a press release with respect to the declaration of a quarterly dividend.

                   The Company filed a Form 8-K dated July 30, 1999, reporting under Item 5 thereof, instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 333-80545) filed by the Company with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.

                   The Company filed a Form 8-K dated August 24, 1999, reporting under Item 5 thereof, instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 333-80545) filed by the Company with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE HERTZ CORPORATION
                                             (Registrant)


Date:  November 10, 1999                     By:  /s/ Paul J. Siracusa
                                             --------------------------------
                                             Paul J. Siracusa
                                             Executive Vice President and
                                               Chief Financial Officer
                                             (principal financial officer and
                                               duly authorized officer)

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                            -------------------------



                                    EXHIBITS


                                   FILED WITH


                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                               SEPTEMBER 30, 1999


                                      UNDER


                       THE SECURITIES EXCHANGE ACT OF 1934


                           ---------------------------



                              THE HERTZ CORPORATION



                          COMMISSION FILE NUMBER 1-7541

                                  EXHIBIT INDEX

Exhibit
  No.                        Description                              Page No.
-------                      -----------                              --------
  12                Computation of Ratio of Earnings                     22
                    to Fixed Charges for the nine months
                    ended September 30, 1999 and 1998.

  27                Financial Data Schedule for the                     23-24
                    nine months ended September 30, 1999.