Form 10-K
period 1999-12-31
HERTZ CORP
filed 2000-03-17
CIK 47129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

       [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the New York Exchange Composite Transaction closing price of the Class A Common Stock ($35.9375 per share), as of March 1, 2000, was $648,332,805. For purposes of this computation, 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such beneficial owners are, in fact, affiliates of the Registrant. At March 1, 2000, 40,512,699 shares of the Registrant's Class A Common Stock, par value $0.01 per share, were outstanding and 67,310,167 shares of the Registrant's Class B Common Stock, par value $0.01 per share, were outstanding.

                      Documents Incorporated By Reference

         Document                                              Where Incorporated
         --------                                              ------------------
         Proxy Statement for 2000                              Part III (Items 10, 11, 12 and 13)
         Annual Meeting of Stockholders

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

On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock, in an initial public offering ("Offering"). After the Offering, Ford beneficially owned (i) 49.4% of the outstanding Class A Common Stock (which has one vote per share) and (ii) 100% of the outstanding Class B Common Stock of the Company (which has five votes per share). At December 31, 1999, the common stock beneficially owned by Ford represents in the aggregate 94.6% of the combined voting power of all of the Company's outstanding common stock and 81.2% of the economic interest in the Company. Accordingly, Ford is able to direct the election of all of the members of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company.

The Company and its affiliates and independent licensees operate what the Company believes is the largest car rental business in the world based upon revenues and one of the largest industrial and construction equipment rental businesses in the United States based upon revenues. The Company's Hertz brand name is recognized worldwide as a leader in quality rental and leasing services and products. The Company, together with its affiliates and independent licensees, currently rents and leases cars and light trucks, rents industrial and construction equipment and operates its other businesses from approximately 6,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. For the year ended December 31, 1999, the Company generated record revenues, income before income taxes and net income of $4.7 billion, $560.4 million and $336.0 million, respectively. The Company and its predecessors have been profitable in every year since 1952, when one of the Company's predecessors first became a public company.

Certain statements contained in this Report under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) the Company's expansion plans for its various businesses, (ii) the Company's liquidity and capital expenditures, (iii) the percentage of cars expected to be acquired from Ford in the future, (iv) the terms upon which cars will be acquired, (v) the development of the Company's strategic information systems and (vi) the effects on the Company of certain legal proceedings, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, economic downturn; competition; the Company's dependence on air travel; limitations upon the Company's liquidity and capital raising ability (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"); increases in the cost of cars and limitations on the supply of competitively priced cars; Ford's continued control of the Company; and seasonality in the Company's businesses.

CAR RENTAL
The Company believes it maintains the largest network of company-owned car rental locations both in the United States and in Europe, and the largest number of on-airport car rental locations in the world, enabling the Company to provide consistent quality, pricing and service worldwide. The Company derives approximately 81% of its car rental revenues from on-airport locations. According to information disclosed by the largest 164 U.S. airports, the Company maintained the leading on-airport car rental market share at such airports during 1999 of approximately 30% in terms of revenues and has maintained market share at approximately this level during each of the last five years.

During 1999, approximately 54% of the Company's worldwide car rental revenues were generated from business travelers and approximately 46% from leisure travelers. The Company has a worldwide marketing and sales organization focused on both commercial accounts/group sales and the travel industry, including travel agents, as well as a comprehensive program of retail and trade advertising, internet, direct mail and other targeted marketing.

The Company's Hertz #1 Club Gold service provides an expedited rental service to members at over 800 locations worldwide. At December 31, 1999, there were over three million active Hertz #1 Club Gold members who accounted for approximately 47% of the Company's U.S. car rental transactions in 1999. Through its many travel industry relationships with airlines and hotels, the Company has targeted the most frequent travelers to become Hertz #1 Club Gold members.

The Company's worldwide car rental operations and certain other related activities generated $3.8 billion in revenue and $513 million in income before income taxes during 1999.

INDUSTRIAL AND CONSTRUCTION EQUIPMENT RENTAL
The Company, through its wholly-owned subsidiary, Hertz Equipment Rental Corporation ("HERC"), maintains a significant market share in the North American industrial and construction equipment rental market. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, small tools, compaction equipment and construction-related trucks through a network in North America of 262 branch locations.

HERC maintains an established national accounts program with over 1,500 customers who generated 34% of HERC's North American revenues in 1999. As of December 31, 1999, HERC maintained a fleet with an original investment cost of approximately $1,954 million and a weighted-average age of 26 months. HERC generated $843 million in revenue and $84 million in income before income taxes during 1999.

OTHER ACTIVITIES
Other activities of the Company include self-insurance operations for both its car rental and industrial and construction equipment rental businesses, car leasing operations in certain international markets, the sales of its used cars and equipment, third-party claim management services and telecommunications services in the United States.

The Company, which was incorporated in Delaware in 1967, is a successor to corporations that have been engaged in the automobile and truck leasing and rental business since 1918. As a result of a series of transactions in 1993 and 1994, the Company became a wholly-owned subsidiary of Ford. Prior to that time and until 1987, when Ford first acquired an ownership interest in the Company, the Company had been a subsidiary of UAL Corporation (formerly Allegis Corporation) ("UAL"), which had acquired the Company's outstanding capital stock from RCA Corporation ("RCA") in 1985. See Notes 1 and 5 to the Notes to the Company's consolidated financial statements included in this Report.

The Company's principal executive offices are located at 225 Brae Boulevard, Park Ridge, New Jersey 07656. The Company's telephone number is (201) 307-2000 and its web site is www.hertz.com.

"Hertz," "HERC," "The Source," "Hertz Local Edition," "Hertz #1 Club Gold," "The Hertz #1 Club," and "Hertz NeverLost" are trademarks or service marks of the Company. All other trademarks, service marks or brand names appearing in this Report are the property of their respective holders.

BUSINESS SEGMENTS
The Company's business consists of two significant segments, rental and leasing of cars and light trucks ("car rental"), and the rental of industrial, construction and material handling equipment ("industrial and construction equipment rental"). Set forth below is certain information with respect to these segments, as well as "corporate and other," for the year ended December 31, 1999. Corporate and other includes general corporate expenses, as well as other business activities, such as claim management and telecommunication services. See Note 11 to the Notes to the Company's consolidated financial statements included in this Report.

                                                              Year Ended December 31, 1999
                                                  -----------------------------------------------------
                                                                 Industrial and
                                                                  Construction
                                                                   Equipment       Corporate
                                                   Car Rental        Rental        and Other
                                                  ------------   --------------   ------------
                                                  Amount    %    Amount      %    Amount    %    Total
                                                  ------   ---   ------     ---   ------   ---   ------
                                                                   Dollars in millions
Revenues........................................  $3,822    81    $ 843      18     $ 51     1   $4,716
Amortization of intangibles.....................       2     7        9      32       17    61       28
Operating income (loss) (pre-tax income before
  interest).....................................     752    83      176      20      (26)  (3)      902
Income (loss) before income taxes...............     513    92       84      15      (37)  (7)      560
Revenue earning equipment, net, at end of
  year..........................................   4,762    76    1,502      24       --    --    6,264

The Company and its subsidiaries, affiliates and independent licensees operate locations throughout the United States and in approximately 140 foreign countries and jurisdictions. Set forth below is certain information with respect to the Company's U.S. and foreign operations for the year ended December 31, 1999 (substantially all of the Company's foreign operations consist of car rental and leasing and equipment rental operations).

                                                                  Year Ended December 31, 1999
                                                              ------------------------------------
                                                                  U.S.         Foreign
                                                              ------------   ------------
                                                              Amount    %    Amount    %    Total
                                                              ------   ---   ------   ---   ------
                                                                      Dollars in millions
Revenues....................................................  $3,639    77   $1,077    23   $4,716
Amortization of intangibles.................................      24    86        4    14       28
Operating income (pre-tax income before interest)...........     763    85      139    15      902
Income before income taxes..................................     459    82      101    18      560
Revenue earning equipment, net, at end of year..............   5,088    81    1,176    19    6,264

WORLDWIDE CAR RENTAL

U.S. OPERATIONS
CAR RENTAL. The Company provides car rental services throughout the United States in or around all major U.S. cities and operates a nationwide, toll-free reservations system. Car rental facilities are operated at all major airports and in the central business districts and key suburban commercial centers in major U.S. cities.

The Company uses a wide variety of makes and models of cars for daily rental purposes, nearly all of which are current year or the previous year's models. The Company rents cars on a daily, weekend, weekly or monthly basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. The Company's rates vary at different locations depending on local market, competitive and cost factors, and virtually all rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. In addition to car rentals and licensee fees, the Company generates revenues from providing customers with ancillary products and services such as Hertz #1 Club Gold, the Company's Rent It Here -- Leave It There program, supplemental equipment (child seats, ski racks and portable cellular phones), loss or collision damage waiver, liability insurance and personal effects coverage, Hertz NeverLost navigational system and gasoline payment options.

The Company conducts operations in the United States through company-owned and licensee operated locations. Company-owned locations are those locations through which the Company rents cars that it owns, as compared to licensee locations through which licensees rent cars that they own. The Company believes that its extensive worldwide ownership of its operations contributes to the consistency of its high-quality service, strict cost control, fleet utilization, yield management, competitive pricing and the Company's ability to offer one-way rentals through its Rent It Here -- Leave It There program. However, in certain smaller domestic markets, the Company has found it more efficient to operate through licensees. Together with its licensees, the Company operated a peak domestic fleet of more than 277,000 cars in 1999. At December 31, 1999, the Company owned 94% of all the cars in the combined Company-owned and licensee fleet.

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

AIRPORT OPERATIONS. The Company estimates that airport revenues accounted for approximately 90% of its car rental revenues in the United States in 1999. The Company has concession agreements at approximately 240 airports in the United States. These agreements are entered into with airport authorities, through either negotiation or a bidding process, for a fixed number of car rental counter positions. The agreements typically provide for concession payments based upon a specified percentage of revenue generated at the airport, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

SUBURBAN OPERATIONS. At December 31, 1999, the Company operated 485 suburban locations. As part of the Company's long-range growth plan, the suburban network will be expanded in calendar year 2000. A majority of these locations offer insurance replacement and automobile dealer service loaner programs and are marketed under the Hertz Local Edition ("HLE") brand name. HLE provides local use and replacement car rental services in major commercial centers and other suburban areas in the United States. The services provided at HLE locations include providing replacement vehicles when customers' personal vehicles are out of service, generally due to an accident, theft or mechanical problem. A significant percentage of these rentals are referrals from insurance companies and car dealerships, which generally pay for all or a significant portion of the costs of such rentals.

INTERNATIONAL OPERATIONS
At December 31, 1999, the Company and its subsidiaries, affiliates and licensees, operated in approximately 140 foreign countries and jurisdictions. Outside the United States, and primarily in Europe, the Company and its licensees operated a combined peak fleet of approximately 195,000 cars during 1999. In general, international operations are conducted similarly to those of the Company in the United States. Although the Company has found it more efficient to conduct a greater proportion of its international operations through licensees as compared to the Company's U.S. operations, it continues to conduct its operations primarily through Company-owned locations in the major European markets. The international car rental operations of the Company that generated the highest volumes of business in 1999 were those conducted in France, Germany, Italy, the United Kingdom, Canada, Australia, Spain and Switzerland. In addition, the Company owns operations in Puerto Rico, St. Thomas
(USVI), New Zealand, Brazil, Belgium, Luxembourg and The Netherlands. See Note 5 to the Notes to the Company's consolidated financial statements included in this Report. The Company believes that, as in the United States, it maintains the leading airport car rental market share in Europe with a 1999 market share of approximately 28% in terms of revenues.

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

CUSTOMERS
To focus its marketing, sales and pricing functions, the Company divides its customers into two groups, business and leisure. Business customers include large commercial accounts, small business accounts and government authorities. In 1999, business customers generated approximately 55% of the Company's U.S. car rental revenue from 61% of the Company's U.S. car rental transactions.

Leisure customers, including wholesale tour customers, represent the balance of the Company's U.S. car rental revenues and transactions, or approximately 45% of the Company's U.S. car rental revenue on 39% of the Company's U.S. car rental transactions. Revenue per transaction is higher for leisure rentals as compared to business rentals because leisure rentals are generally for longer periods. The Company's success in the leisure market is the result of its quality of service and the Company's competitive pricing. A significant number of leisure customers are the same customers who rent from the Company on business. Over the last several years, the relative proportion of the Company's revenues from business and leisure customers has remained relatively stable.

In 1999, the Company's business customers generated approximately 48% of the Company's international car rental revenues from 63% of the Company's international car rental transactions. In 1999, the Company's international leisure customers generated approximately 52% of the Company's international car rental revenues from 37% of the Company's international car rental transactions.

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

During the five-year period ended December 31, 1999, the Company's total advertising and related expenditures (almost all of which were related to car rental operations) and the sources contributing thereto were approximately as follows:

Paid By                                            1999       1998       1997       1996       1995
-------                                          --------   --------   --------   --------   --------
                                                                 Dollars in thousands
The Company and Subsidiaries...................  $153,373   $159,610   $148,912   $148,034   $134,487
Ford...........................................    47,510     44,254     45,162     45,459     44,112
Licensees......................................     8,524      8,599      8,660      8,454      8,740
                                                 --------   --------   --------   --------   --------
        Total..................................  $209,407   $212,463   $202,734   $201,947   $187,339
                                                 ========   ========   ========   ========   ========

In addition, licensees spend additional amounts for local advertising and sales promotions that feature the Hertz name.

NAVIGATIONAL EQUIPMENT AGREEMENT
In June 1999, the Company entered into a limited liability company agreement with a subsidiary of Orbital Sciences Corporation ("Orbital"), whereby a limited liability company was formed to purchase NeverLost vehicle navigation systems from another subsidiary of Orbital for installation in selected vehicles in the Company's worldwide fleet. During 1999, the Company invested $14.8 million under this agreement, which represents a 40% ownership interest.

CAR ACQUISITION
The Company believes it is the largest single private purchaser of new cars in the world, acquiring approximately 285,000 cars in the United States and a total of approximately 450,000 cars worldwide during the 1999 model year. Consequently, the acquisition and disposition of cars are important activities for the Company and have a significant impact on profitability. The Company acquires, subject to availability, a majority of its cars pursuant to various fleet repurchase programs established by automobile manufacturers. Under these programs, automobile manufacturers agree to repurchase cars at a specified price during established repurchase periods, subject to certain car condition and mileage requirements. Repurchase prices under the repurchase programs are based on either (i) a predetermined percentage of original car cost and the month in which the car is returned or (ii) the original capitalization cost less a set daily depreciation amount. These repurchase programs limit the Company's residual risk with respect to cars purchased under the programs. For this reason, cars purchased by car rental companies under repurchase programs are sometimes referred to by industry participants as "non-risk" cars. Conversely, those cars not purchased under repurchase programs for which the car rental company is exposed to residual risk are sometimes referred to as "at-risk" cars. During 1999, non-risk cars as a percentage of all cars purchased by the Company's U.S. operations and international operations were approximately 84% and 73%, respectively.

The holding period for the Company's rental cars ranges from five to 12 months. The Company's flexibility to adjust the holding period for cars, particularly under repurchase programs with automobile manufacturers, enables the Company to adjust its fleet size up or down relatively quickly in response to changing market conditions. At December 31, 1999, the average age of rental cars in the Company's fleet was six months.

Over the five years ended December 31, 1999, on a weighted-average basis, approximately 65% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 28% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 1999, approximately 68% of the cars acquired by the Company domestically were manufactured by Ford, 10% were manufactured by Mazda, 8% were manufactured by Toyota, 5% were manufactured by DaimlerChrysler AG and the remainder were manufactured by various American, Japanese, Korean and European manufacturers. See Note 8 to the Notes to the Company's consolidated financial statements included in this Report. In its foreign operations, the Company utilizes cars manufactured abroad by subsidiaries of Ford and by other manufacturers. In 1999, approximately 27% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year. Negotiations with automobile manufacturers include determination of the initial purchase price of the car and establishment of the payment terms. New car repurchase programs or residual value guarantees, approval for using the Company's facilities for warranty repairs, as well as the establishment of cooperative advertising and promotion programs also are negotiated with the manufacturers.

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

LICENSEES
While the Company believes that its extensive worldwide ownership of its operations provides an important competitive advantage, the Company has found it more efficient to operate through licensees in certain markets. The Company's licensees operate from approximately 140 countries and jurisdictions worldwide. The Company believes that its licensee arrangements are important to the Company's business because they enable the Company to offer expanded national and international service and a broader Rent It Here -- Leave It There program. The Company's wholly-owned subsidiaries, Hertz System, Inc. ("System") and Hertz International, Ltd. ("Hertz International"), issue licenses under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many foreign countries and jurisdictions.

Licensees generally pay fees based on the number of cars they operate and/or on revenues. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensee with the Company having no investment interest in the licensee or in the licensee's fleet. Licensees also share in the cost of the Company's advertising program, reservations system, sales force and certain other services. In return, licensees are provided with the use of the Hertz brand name, management and administrative assistance, training, the availability of the Company's charge cards, The Hertz #1 Club reservations service, the Rent It Here -- Leave It There program and other services. System, which owns the Company's service marks and trademarks and certain proprietary know-how used by licensees, establishes the uniform standards and procedures under which all such licensees operate.

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

CAR LEASING
Hertz owns 100% of its car leasing operations in the United Kingdom, Australia, New Zealand and Brazil. Leases are generally closed-end where the Company is subject to risk with respect to the market value of cars at the time of disposition. Recently, Hertz International entered into a license agreement and management service agreement with Axus International, Inc. ("Axus"), a car leasing company wholly-owned by Ford Motor Credit Corporation, whereby Hertz International has licensed the Hertz name and will provide management services to Axus under a five-year contract covering select international markets. Axus operates throughout Europe and in New Zealand and Australia with total revenues in 1999 of $701 million.

INDUSTRIAL AND CONSTRUCTION EQUIPMENT RENTAL

OPERATIONS
HERC's principal business is the rental of industrial and construction equipment. HERC operates across 40 states in the United States, seven provinces in Canada and in France and Spain. HERC rents over 250 types of equipment, major categories that include earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, compaction equipment and construction-related trucks. Earthmoving, material handling and aerial equipment accounted for 73% of HERC's original investment cost at December 31, 1999. HERC's more than 136,000 pieces of rental equipment have an average age of 26 months and an original investment cost of approximately $1,954 million at December 31, 1999.

HERC is one of the largest sellers of used industrial and construction equipment in the United States. It has developed an extensive used equipment sales program that disposed of equipment having an original cost of approximately $278 million in 1999. HERC has a dedicated used equipment sales force and has also developed an export market through its overseas contacts. Additionally, HERC in the past has employed and may, from time to time in the future, employ a broker network in the United States to dispose of its used equipment.

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

HERC's rental locations generally are situated in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The average location is two acres in size and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conformed to the specifications of the HERC prototype branch, which stresses efficiency, safety and environmental compliance. Each branch has stand-alone maintenance and fueling facilities and showrooms.

CUSTOMERS
HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as railroad, automobile manufacturing, petrochemicals, movie production, shipbuilding and construction. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business. HERC maintains an established national accounts program with over 1,500 customers, which generated 34% of HERC's North American revenues in 1999. HERC has over 130,000 customers, and in 1999 no single customer of HERC accounted for more than 3% of its revenues. HERC primarily targets customers in medium to large metropolitan markets.

HERC operations in North America are organized and managed in 11 geographic regions. During each of the five years ended December 31, 1999, no single geographic region accounted for more than 20% of HERC's revenues. This geographic diversification means HERC is better positioned to withstand a regional recession than local or regional competitors which, the Company believes, are more dependent on the economic condition of a single region.

EXPANSION AND ACQUISITIONS
The Company believes the equipment rental industry in the United States generates approximately $20 billion in revenue annually. It is a large, fragmented market that is currently undergoing a major consolidation process. HERC has been pursuing an active acquisition strategy to capitalize on its size, purchasing power, experience in operating an established national network and strong, existing management team. This strategy is designed to provide controlled growth and to augment the Company's geographic coverage, customer base and product lines. In 1999, HERC acquired 11 equipment rental and sales companies and opened 21 new rental branches in the United States and Canada. Also, in 1999, HERC opened seven new branches in Spain, seven in France and acquired one business in France and one in Spain. See Note 5 to the Notes to the Company's consolidated financial statements included in this Report.

SALES AND MARKETING
HERC focuses its major sales and marketing strategy on local, multi-regional and national users of industrial and construction equipment. The strategy is led by a national accounts sales organization and is backed by a field sales force of highly trained sales professionals. Each branch has its own dedicated sales force.

HERC's national sales force effectively emphasizes HERC's strengths such as its geographically diverse system of branches and the size, consistency and quality of its fleet. HERC reaches its smaller accounts through a local sales force. The Company believes that the combination of HERC's professional sales force, high quality fleet and the ability to transfer equipment from various locations to satisfy local demands provides it with a competitive advantage.

EQUIPMENT ACQUISITION
HERC selectively buys its equipment from vendors with reputations for high product quality, reliability and significant market share. HERC's major suppliers are JLG Industries, Inc., Deere & Company (John Deere equipment), Navistar International Corporation, CNH Global (Case equipment), Ford, Kobelco America Inc., Gennie Industries and Ingersoll-Rand Company.

Centralized purchasing has allowed HERC to standardize its equipment specifications by model and geographic needs, allowing for economies of scale. HERC has developed a fully automated fleet planning and purchasing process that streamlines and expedites equipment orders.

The Company believes that HERC's equipment age is a major competitive advantage and assures customer satisfaction with equipment as well as lower maintenance costs. Through aggressive used equipment sales, the Company has been able to maintain an average fleet age of 26 months.

The Company is generally at risk with respect to the residual value of all the equipment used in its industrial and construction equipment rental operations.

EQUIPMENT DISPOSAL
The Company believes that HERC is one of the largest distributors of used industrial and construction equipment in the United States and has established itself as a highly reliable supplier of used equipment. In 1999, HERC disposed of equipment having an original cost of approximately $278 million.

Pricing for used HERC equipment is centralized. Relationships with major equipment brokers and wholesalers allow HERC to trim fleet levels and mix to improve utilization. HERC publishes The Source magazine two to three times per year and distributes it nationally to over 60,000 existing and prospective customers. This full color publication advertises price, model, year and location of used equipment for sale. The Company also maintains on its web site a similar listing of over 5,000 pieces of used equipment that can be searched by make, model or location.

This overall used equipment strategy has allowed HERC to maintain what it believes to be the youngest fleet in the industry by selling off assets that are between 24 and 60 months old on average. With a younger fleet, HERC has significantly reduced its maintenance and repair costs which are largely covered by manufacturer warranties. The Company has been able to exploit its significant presence in the U.S. market for sales of used industrial and construction equipment to actively manage its fleet size and, in particular, to reduce fleet levels during typical seasonal downturns.

STRATEGIC INFORMATION SYSTEMS
Centralized control, achieved through the use of the Company's strategic systems technology, of major business processes such as reservations, rate structures and fleet control, provides the disciplined environment in which the Company can deliver consistent quality service at its car rental and equipment rental operations. The Company maintains real-time communications with its many locations through, what it believes is, the largest private data network in the industry.

GLOBAL CAR RENTAL RESERVATIONS SYSTEM
The Company's global car rental reservations system operates through real-time, on-line centers on five continents. Direct access with other computerized reservations systems allow real-time processing for travel agents and corporate travel departments. Company rental locations worldwide depend upon the global reservations system to provide information critical to fleet and personnel planning, rate management and the timely computerized delivery of reservations. Customer information captured and made available in the reservations process supports such premium services as Hertz #1 Club Gold.

The Company's reservations system annually handles approximately 40 million incoming calls, during which customers inquire about locations, rates and availability, and place or modify reservations. In addition, millions of inquiries and reservations come to the Company through travel agents, travel industry partners and the Company's web site. The Company maintains and continually monitors quality standards for accuracy and consistency in the reservations process. The Company's reservations system is designed to ensure that availability of cars, rates and personal profile information is reliably applied and that correct information is delivered at the proper time to the customer's rental destination.

YIELD MANAGEMENT SYSTEM
Yield management affords the opportunity to achieve greater returns from a fixed number of assets. The Company's yield management system is designed to optimize car rental revenue through controlling, simultaneously, the availability of various rates as well as the availability of cars. The system monitors the flow of demand over time on a location by location basis, in order to supply a sufficient number of cars when available rates are high.

COMPETITIVE RATE DETECTION
The Company recognizes that it is essential to respond promptly to pricing changes in the marketplace. The ability to respond rests on the ability to detect pricing changes when they occur. The Company believes it has the most sophisticated competitive price detection software in the industry. Developed internally and using a rate transmission from Galileo (an external worldwide travel reservation system), competitors' rate changes are compiled nightly. The system detects material changes in competitors' rates, by location, for every date on the planning horizon, allowing resources to be allocated in response to these changes.

Internationally, canvassing has a more manual emphasis due to the limited information available concerning competitors in the external travel reservation systems. However, the Company's European operations have in place a reporting system which parallels the information available in the United States.

COST ALLOCATION MODEL
The Company's cost allocation model supports the Company's objective that all customer segments of its business must provide contributions above a strategically set threshold. Contribution per rental day is determined by location, customer segment and car and equipment category by using data from the financial management system, the fleet accounting system, the marketing database and the yield management process. Additional models, based on this core cost allocation model analysis, determines the profitability of individual customer accounts by rental location.

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

OTHER OPERATIONS OF THE COMPANY

CLAIM MANAGEMENT
The Company's wholly-owned subsidiary, Hertz Claim Management Corporation ("HCM"), provides claim administration services to the Company and to outside customers. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third party, first party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks.

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

For its international operations, the Company purchases insurance to comply with local legal requirements. Vehicle liability insurance is purchased from a wholly owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Probus underwrites the Company's Pan European motor vehicle liability program (except Switzerland) up to $1 million per occurrence. Probus reinsures this risk through Hertz International RE Limited, a wholly owned subsidiary of the Company, operating as a reinsurer in Dublin, Ireland. Excess coverage for claims that exceed $1 million per occurrence continue to be maintained with unaffiliated carriers. In foreign operations other than Europe, the Company is self-insured at various amounts up to $150,000 per occurrence and maintains excess liability insurance coverage up to $450 million per occurrence with unaffiliated carriers.

Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 1999, this liability was estimated at $292.6 million for combined domestic and foreign operations.

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

COMPETITION
The markets in which the Company operates are highly competitive. In any given location, the Company may encounter competition from national, regional and local companies. In the United States, the Company's principal competitors in the car rental business market are Avis Rent A Car Systems, Inc. and National Car Rental System, Inc. ("National"), and in the leisure market, the Company's principal competitors are Alamo Rent-a-Car Inc. ("Alamo") and Budget Group, Inc. National and Alamo are owned by AutoNation, Inc. In Europe, the Company's principal competitors in the car rental market are Avis Europe plc, Europcar, Sixt and National Car Rental. The Company competes primarily on the basis of customer service and price. In addition, the Company believes extensive worldwide ownership of its operations and its access to the global capital markets provide it with an advantage over its competitors.

The Company is expanding its presence in the local use and insurance replacement markets in the United States where Enterprise Rent-A-Car Company is currently the Company's major competitor.

The Company believes that HERC is one of the largest equipment rental companies in the United States. HERC's competitors range from other large national companies, such as United Rentals, Inc. and Rental Service Division of Atlas Copco Inc., to many small regional businesses. HERC's competitive success is, in part, due to its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet and its established national accounts program.

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

EMPLOYEES
On December 31, 1999, the Company employed approximately 27,700 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 5,400 employees in the United States are presently in effect under 172 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts covering approximately 1,800 of these employees will expire during 2000. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and an income savings plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. The Company has had no material work stoppage as a result of labor problems during the last 10 years. The Company believes its labor relations to be good.

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

The environmental legal and regulatory requirements applicable to the Company's operations pertain to (i) the operation and maintenance of automobiles, trucks and other vehicles, such as heavy equipment, buses and vans; (ii) the ownership and operation of tanks for the storage of petroleum products, including gasoline, diesel fuel and used oil; and (iii) the generation, storage, transportation and disposal of waste materials, including used oil, vehicle wash sludge and waste water. The Company has made, and will continue to make, expenditures to comply with applicable environmental laws and regulations.

The use of automobiles and other vehicles is subject to various governmental requirements designed to limit environmental damage, including those caused by emissions and noise. Generally, these requirements are met by the manufacturer except, on occasion, equipment failure requiring repair by the Company. Measures are being taken at certain locations in states that require the installation of Stage II Vapor Recovery equipment to reduce the loss of vapor during the fueling process.

The Company operates approximately 459 underground tanks in the U.S. to store petroleum products, and the Company believes its tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. The Company has established a compliance program for its tanks to ensure that (i) the tanks are properly registered with the state in which the tanks are located; and (ii) the tanks have been either upgraded or replaced to meet federal and state leak detection and spill, overfill and corrosion protection requirements. The Company spent approximately $1.8 million in 1999 to complete the registration and upgrade or replacement of such tanks.

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

ITEM 2.  PROPERTIES.

The Company's owned operations are carried on at 2,498 locations worldwide, including rental and sales offices, car sales locations and service facilities located on or near airports and in central business districts in major U.S. cities and suburban areas. Most of these premises are leased, except for 150 that are owned in fee. The Company has various concession agreements with governmental authorities and private companies charged with the operation of airports under arrangements generally providing for payment of rents and a percentage of revenues with a guaranteed annual minimum fee. See Note 10 to the Notes to the Company's consolidated financial statements included in this Report.

The Company owns three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for its worldwide car rental operations are processed, global strategic information systems are serviced and major domestic and international accounting functions are performed. The Company maintains its executive offices in an owned facility in Park Ridge, New Jersey. The Company also has an owned reservation center and leased financial center near Dublin, Ireland, for centralized European reservation operations and accounting functions.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

The Company is currently a defendant in three purported class actions that have been brought in two states, in which the plaintiffs seek unspecified damages and injunctive relief arising out of the Company's allegedly improper sale of one or more optional insurance products (Liability Insurance Supplement and Personal Accident Insurance/Personal Effects Coverage) in connection with vehicle rentals. A common feature of the actions is a claim that applicable insurance laws were violated in the sale of optional insurance products because the Company's counter sales representatives were not licensed insurance salespersons. Details of those actions appear below. Other similar actions in Texas, Alabama, Wisconsin and California have been concluded and/or dismissed with no finding of liability to the Company.

On September 2, 1997, Ben C. Martin, Archie Powell, William Johnson, individually and on behalf of all others similarly situated v. The Hertz Corporation, et al. was commenced in Circuit Court of Mobile County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Southern District of Alabama (Mobile). The plaintiffs moved to remand and, after a court-imposed stay of the proceedings, the case was remanded to the Circuit Court of Mobile County, Alabama. In December of 1999, the Company filed a Motion For Judgment on the Pleadings -- similar to a motion previously filed and granted in the Leonard case (below). In February 2000, the Court dismissed the plaintiff's case with prejudice. The deadline for filing an appeal is pending. Martin purports to be a class action on behalf of all individuals in the United States who rented from the defendants and paid for optional insurance products.

On October 2, 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. Enterprise Rent A Car, The Hertz Corporation, et al. was commenced in Circuit Court of Coosa County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). As with the Martin case, Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. The Company and the other defendant car rental companies filed a series of motions which sought dismissal of the various causes of action based upon the judge's initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January of 2000 and the plaintiffs subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Eleventh Circuit in Atlanta, Georgia.

On June 2, 1999, Fred Saffer and Jennifer Nicoletta, on behalf of themselves and all others similarly situated v. The Hertz Corporation, Enterprise Rent-A-Car, et al. was commenced in Superior Court of New Jersey, Law Division, Essex County. The initial complaint claimed that the collection by the Company of New Jersey general sales tax on certain fueling charges imposed on renters was not required by law and was an unfair trade practice. The complaint was later amended to include a claim that the Company sold optional insurance products without appropriate licensure, similar to the claims advanced in the other actions described above. The Company moved to dismiss the insurance-related components of the complaint for failure to state a claim on which relief could be granted, and that motion was granted. The undismissed portion of the action was stayed pending the resolution of a sales tax refund claim that the Company brought administratively. The plaintiff subsequently moved for reconsideration and also requested permission of the court to file a second amended complaint seeking to add an additional class representative and to add requests for relief based on additional allegations of misconduct relating to fueling charges and sales taxes imposed on the sale of loss damage waiver to renters of vehicles. Those motions are pending.

The Company is also a defendant in a private attorney general action which challenges the Company's practices in offering the optional fuel and service charge. On January 20, 1998, Peter Schnall, on behalf of himself and all others similarly situated v. The Hertz Corporation was commenced in the Superior Court of California, County of San Francisco. The complaint alleged violations of the California Business and Professions Code by claiming that the optional fuel and service charge constitutes an "unlawful business practice" and that the prices charged constitute unfair liquidated damages under the rental agreement. The Company filed demurrers to the initial complaint and an amended complaint, and the trial court sustained the demurrer to the amended complaint without leave to amend. The trial court then entered judgment in the Company's favor in June of 1998. Plaintiff appealed the trial court's decision to the Court of Appeal of California, First Appellate District in San Francisco. In an opinion issued in March 2000, the Court of Appeal sustained in part and reversed in part the trial court's decision and ordered the matter remanded with respect to plaintiff's challenge of the manner in which the Company discloses and explains the fuel and service charge.

The Company believes it has meritorious defenses in the foregoing actions and will defend itself vigorously.

In February 2000, a patent infringement suit naming the Company as a defendant was filed in the U.S. District Court for the Eastern District of Texas by an individual, Allan Konrad, who holds three patents allegedly covering intranet/internet use. Mr. Konrad also owns a fourth patent application allegedly covering e-commerce. Thirty-eight other companies, including Ford, are codefendants in this litigation. The Company procures all products and services related to this infringement allegation from suppliers and believes that it is entitled to be indemnified by these suppliers for any loss that may result from this litigation.

The technology covered in the Konrad patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents. Technology of this type is widely used in the Company and continued use is required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company, and their ages as of March 1, 2000:

NAME                                   AGE   POSITION AND OFFICE
----                                   ---   -------------------
Craig R. Koch........................  53    President and Chief Executive Officer
Brian J. Kennedy.....................  58    Executive Vice President, Marketing and Sales
Joseph R. Nothwang...................  53    Executive Vice President and President, Vehicle Rental and
                                             Leasing, The Americas and Pacific
Gerald A. Plescia....................  44    Executive Vice President and President, Hertz Equipment
                                             Rental Corporation
Paul J. Siracusa.....................  54    Executive Vice President and Chief Financial Officer
Robert J. Bailey.....................  65    Senior Vice President, Quality Assurance and Administration
Harold E. Rolfe......................  42    Senior Vice President, General Counsel and Secretary
Donald F. Steele.....................  61    Senior Vice President, Employee Relations
Charles L. Shafer....................  56    Vice President and President, Hertz Europe Limited
Claude B. Burgess....................  45    Vice President, Technology and e-Business
Richard J. Foti......................  53    Controller
Robert H. Rillings...................  59    Treasurer

None of the Company's officers has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

Set forth below is the principal occupation of each of the executive officers named above during the past five years.

Mr. Koch was elected President and Chief Executive Officer of the Company effective January 2000. From September 1993 through December 1999, he served as President and Chief Operating Officer. From February 1988 through August 1993, he served as Executive Vice President and President of North America Car Rental operations of the Company. He served as President and Chief Operating Officer of the Company from May 1987 to February 1988. In October 1983, he became Executive Vice President and General Manager of the Company's Car Rental Division after having served as Vice President and General Manager since March 1980. He has been a director of the Company since June 1994 and previously served as a director of the Company from May 1987 to July 1993 and from October 1983 to September 1985.

Mr. Kennedy was elected Executive Vice President, Marketing and Sales of the Company in February 1988. From May 1987 through January 1988, he served as Executive Vice President and General Manager of the Car Rental Division of the Company. Prior to that time, from October 1983, he served as Senior Vice President, Marketing.

Mr. Nothwang is Executive Vice President of the Company and was named President of Vehicle Rental and Leasing, The Americas and Pacific effective January 2000. From October 1998 through December 1999, he served as Executive Vice President of the Company and General Manager of Vehicle Rental and Leasing, The Americas and Pacific. From September 1995 through September 1998, he served as Executive Vice President and General Manager, U.S. Car Rental. He served as Vice President and General Manager U.S. Car Rental from September 1993 through August 1995. Previously, he served as Division Vice President, Region Operations since 1985. He served in various operating positions since 1976.

Mr. Plescia was elected Executive Vice President of the Company and President of Hertz Equipment Rental Corporation in July 1997. He served as Division Vice President, Field Operations for Hertz Equipment Rental Corporation from May 1992 to July 1997. Previously, he served in various operating positions since 1979.

Mr. Siracusa was elected Executive Vice President and Chief Financial Officer of the Company in July 1997. He served as Vice President, Finance and Chief Financial Officer, Hertz International, Ltd. from January 1996 to July 1997. He served as Staff Vice President and Controller, Worldwide Car Rental from August 1994 through December 1995. He served as Division Vice President and Controller, North America Car Rental from March 1988 through July 1994. Previously, he served in various functions with the Company since 1969.

Mr. Bailey was elected Senior Vice President of the Company in May 1990. Previously, he served in various functions with the Company since 1956, except for the years 1966 and 1981.

Mr. Rolfe was elected Senior Vice President and General Counsel of the Company in October 1998 and Secretary of the Company in May 1999. He served as Vice President and General Counsel of Corporate Property Investors, Inc. in New York from June 1991 to September 1998. Previously, he served with the law firm of Cravath, Swaine & Moore in New York from October 1983 to April 1991.

Mr. Steele was elected Senior Vice President, Employee Relations of the Company in July 1984. Previously, he served in various functions with the Company since 1972.

Mr. Shafer was elected Vice President of the Company in February 1998 and President of Hertz Europe Limited in January 1998. He served as U.S. Car Rental Division Vice President, Region Operations, Western Region from January 1991 through December 1997. Previously, he served in various functions with the Company since 1966.

Mr. Burgess was elected Vice President, Technology and e-Business effective March 1, 2000. From November 1999 through February 2000, he served as Staff Vice President, Business Development. From May 1997 through October 1999, he served as Staff Vice President, Acquisitions and Diversified Businesses. Prior to that time, from August 1993, he served as Division Vice President, Florida Region Operations. Previously, he served in various operating positions since 1979.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Class A Common Stock of the Company is listed on the New York Stock Exchange. The high and low sales prices for the Class A Common Stock and the dividends paid per share on the Class A Common Stock and Class B Common Stock for each quarterly period from April 25, 1997, the date the Class A Common Stock began trading on the New York Stock Exchange, were as follows:

                                                                Class A Common Stock Price Per Share*
                                                             -------------------------------------------
                                                              First      Second       Third      Fourth
                                                             Quarter     Quarter     Quarter     Quarter
                                                             -------     -------     -------     -------
1999
----
High........................................................    54 1/16     64 3/16     60 7/8      51 1/8
Low.........................................................    36 7/8      49          37 3/4      37 15/16
Dividends per share of Class A Common Stock and Class B
  Common Stock..............................................  $.05        $.05        $.05        $.05
1998
----
High........................................................    47          50 1/8      51 7/8      45 5/8
Low.........................................................    35 15/16    38          36 11/16    27 9/16
Dividends per share of Class A Common Stock and Class B
  Common Stock..............................................  $.05        $.05        $.05        $.05
1997
----
High........................................................   N/A          37 3/4      39 3/8      41 3/4
Low.........................................................   N/A          27 7/8      31 7/8      34
Dividends per share of Class A Common Stock and Class B
  Common Stock..............................................    --          --        $.05        $.05

---------------
* Price reflects New York Stock Exchange Composite Transactions. The initial public offering price was $24.00 per share.

As of March 1, 2000, there were 8,793 record and beneficial holders of the Company's Class A Common Stock and one holder of the Company's Class B Common Stock.

Dividends on the Company's common stock are paid when declared by the Board of Directors. The Company paid cash dividends of $21.6 million on common stock in 1999 and $21.6 million in 1998.

On February 1, 2000, the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock payable on March 10, 2000 to shareholders of record as of February 15, 2000.

Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 1999, approximately $991 million of consolidated stockholders' equity was free of such limitations.

ITEM 6.  SELECTED FINANCIAL DATA.

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

The selected consolidated income statement data for each of the years in the three-year period ended December 31, 1999, and consolidated balance sheet data as of December 31, 1999 and 1998 presented below were derived from the audited consolidated financial statements of the Company and the related notes thereto included in this Report. The selected consolidated income statement data for each of the years in the two-year period ended December 31, 1996, and consolidated balance sheet data as of December 31, 1997, 1996 and 1995 presented below were derived from audited consolidated financial statements of the Company and the related notes thereto not included in this Report. The financial data presented below and the related notes thereto should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in this Report.

                                                          Years ended or at December 31,
                                     ------------------------------------------------------------------------
                                         1999           1998           1997           1996           1995
                                     ------------   ------------   ------------   ------------   ------------
                                                               Dollars in millions
INCOME STATEMENT DATA
  Revenues
    Car rental.....................      $3,728.5       $3,484.8       $3,329.9       $3,161.6       $2,911.7
    Industrial and construction
      equipment rental.............         842.9          631.3          444.5          392.3          332.3
    Car leasing....................          39.8           37.5           40.9           35.4           35.6
    Other(a).......................         104.5           84.7           76.0           79.0          121.0
                                          -------        -------        -------        -------        -------
        Total revenues.............       4,715.7        4,238.3        3,891.3        3,668.3        3,400.6
                                          -------        -------        -------        -------        -------
  Expenses(b)
    Direct operating...............       2,120.7        1,948.8        1,849.1        1,812.6        1,741.1
    Depreciation of revenue earning
      equipment(c).................       1,240.8        1,078.0          979.6          892.7          803.9
    Selling, general and
      administrative...............         452.4          439.8          417.1          407.7          376.2
    Interest, net of interest
      income of $12.2, $11.5,
      $13.8, $10.4 and $16.8.......         341.4          306.3          302.2          298.8          307.1
                                          -------        -------        -------        -------        -------
        Total expenses.............       4,155.3        3,772.9        3,548.0        3,411.8        3,228.3
                                          -------        -------        -------        -------        -------
  Income before income taxes.......         560.4          465.4          343.3          256.5          172.3
  Provision for taxes on
    income(d)......................         224.4          188.4          141.7           97.9           67.1
                                          -------        -------        -------        -------        -------
  Net income.......................       $ 336.0        $ 277.0        $ 201.6        $ 158.6        $ 105.2
                                          =======        =======        =======        =======        =======
  Earnings Per Share(e)
    Basic..........................       $  3.11        $  2.56        $  1.86        $  1.47        $   .97
    Diluted........................       $  3.10        $  2.55        $  1.86        $  1.46        $   .97
                                          =======        =======        =======        =======        =======

  Weighted-average number of shares
    outstanding
    Basic..........................   107,968,511    108,067,850    108,227,916    108,227,916    108,227,916
    Diluted........................   108,558,338    108,561,352    108,630,236    108,630,236    108,630,236
  Ratio of earnings to
    fixed charges(f)...............           2.3            2.2            1.9            1.7            1.4
                                         ========       ========       ========        =======        =======


BALANCE SHEET DATA
  Revenue earning equipment, net
    Cars...........................     $ 4,762.3       $4,472.5       $4,039.8       $4,318.3       $3,627.2
    Other equipment................       1,501.4        1,309.5          852.0          717.4          543.0
  Total assets.....................      10,136.7        8,872.6        7,435.5        7,649.2        6,656.6
  Total debt.......................       6,602.2        5,759.8        4,715.7        5,091.8        4,297.5
  Stockholders' equity.............       1,674.0        1,393.8        1,136.2          989.4          836.3

                                                          Years ended or at December 31,
                                     ------------------------------------------------------------------------
                                         1999           1998           1997           1996           1995
                                     ------------   ------------   ------------   ------------   ------------
                                                               Dollars in millions
SELECTED OPERATING DATA
  Car rental and other operations:
    Peak number of owned and
      licensee cars operated during
      period.......................       473,000        431,000        400,600        389,000        376,800
    Average number of owned cars
      operated during period.......       332,000        302,900        289,900        283,900        263,600
    Number of transactions of owned
      car rental operations during
      period (in thousands)........        23,453         21,858         21,075         20,110         18,799
    Average revenue per transaction
      of owned car rental
      operations during period
      (whole dollars)..............          $159           $159           $158           $157           $155
  Equipment rental operations:
    Average cost of rental
      equipment operated during
      period.......................      $1,851.9       $1,356.6       $1,015.5         $822.9         $650.4

---------------
(a) Includes fees from licensees (other than expense reimbursement from licensees) and revenue from claim management and telecommunications services.

(b) Certain prior year amounts have been reclassified to conform to the current year presentation.

(c) For 1999, 1998, 1997, 1996 and 1995 includes net credits of $29.6 million, $14.5 million, $3.3 million, $23.2 million and $6.4 million, respectively, primarily from net proceeds received in excess of book value on the disposal of revenue earning equipment. Effective January 1, 1997 and July 1, 1994, certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment used in the industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized upon disposal of the equipment. As a result of this change, depreciation of revenue earning equipment for the years 1997 and 1995 decreased by $10.4 million and $12.0 million, respectively.

(d) Includes credits of $13.9 million for the year 1996, resulting from adjustments made to tax accruals in connection with tax audit evaluations and the effects of prior years' tax-sharing arrangements between the Company and its former parent companies, UAL and RCA. For the year 1995, includes $6.5 million of credits relating to foreign taxes which were offset against U.S. income tax liabilities.

(e) The basic and diluted earnings per share for the years ended December 31, 1996 and 1995 assumes that the weighted-average shares outstanding during 1997 were outstanding for the corresponding periods in 1996 and 1995.

(f) Earnings have been calculated by adding interest expense and the portion of rentals estimated to represent the interest factor to income before income taxes. Fixed charges include interest charges (including capitalized interest) and the portion of rentals estimated to represent the interest factor.

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

    - Car leasing revenues

    - Other revenues (fees from the Company's licensees, revenues from the Company's claim management and telecommunications services)

The Company's expenses consist of:

    - Direct operating expenses (primarily wages and related benefits; concessions and commissions paid to airport authorities, travel agents and others, and other costs relating to the operation and rental of the revenue earning equipment, such as maintenance and reservations)

    - Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars, trucks and industrial and construction equipment.

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

At December 31, 1999, 71% of the cars in the Company's car rental fleet were subject to repurchase by automobile manufacturers under guaranteed repurchase programs pursuant to which automobile manufacturers agree to repurchase cars, subject to certain car conditions and mileage requirements, at a specified price after a minimum period of service. See "Business -- Worldwide Car Rental -- Car Acquisition." The Company's industrial and construction equipment is not subject to such guaranteed repurchase programs.

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

RESULTS OF OPERATIONS
The following table sets forth for each of the years indicated, the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                               Percentage of Revenues
                                                              ------------------------
                                                                    Years Ended
                                                                    December 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Revenues:
  Car rental................................................   79.1%    82.2%    85.5%
  Industrial and construction equipment rental..............   17.9     14.9     11.4
  Car leasing...............................................     .8       .9      1.1
  Other.....................................................    2.2      2.0      2.0
                                                              -----    -----    -----
                                                              100.0    100.0    100.0
                                                              -----    -----    -----
Expenses:
  Direct operating..........................................   45.0     46.0     47.5
  Depreciation of revenue earning equipment.................   26.3     25.4     25.2
  Selling, general and administrative.......................    9.6     10.4     10.7
  Interest, net of interest income..........................    7.2      7.2      7.8
                                                              -----    -----    -----
                                                               88.1     89.0     91.2
                                                              -----    -----    -----
Income before income taxes..................................   11.9     11.0      8.8
Provision for taxes on income...............................    4.8      4.5      3.6
                                                              -----    -----    -----
Net income..................................................    7.1%     6.5%     5.2%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED
DECEMBER 31, 1998

REVENUES
The Company achieved record revenues of $4,715.7 million in 1999, which increased by 11.3% from $4,238.3 million in 1998.

Revenues from car rental operations of $3,728.5 million in 1999 increased by 7.0% from $3,484.8 million in 1998. This increase of $243.7 million was primarily the result of a worldwide increase in transactions of 7.3% that contributed $256.4 million in increased revenue. Revenue was reduced by approximately $35 million from the effect of the strong U.S. dollar on foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

Revenues from industrial and construction equipment rental of $842.9 million in 1999 increased by 33.5% from $631.3 million in 1998. Of this $211.6 million increase, approximately $146.1 million was due to an increase in volume resulting from the inclusion of 26 acquired businesses worldwide. Approximately $65.5 million was due to increased activity from existing and greenfield locations which grew 12.4%.

Revenues from all other sources of $144.3 million in 1999 increased by 18.1% from $122.2 million in 1998, primarily due to an increase in telecommunications and franchise revenues. This increase was partly offset by the effects of foreign currency translation.

EXPENSES
Total expenses of $4,155.3 million in 1999 increased by 10.1% from $3,772.9 million in 1998, although total expenses as a percentage of revenues decreased to 88.1% in 1999 from 89.0% in 1998.

Direct operating expenses of $2,120.7 million in 1999 increased by 8.8% from $1,948.8 million in 1998, but were lower in 1999 as a percentage of revenues due to more efficient fixed cost coverage. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages in car rental operations, which corresponds with the increase in transaction volume. The overall increase was moderated by foreign currency translation changes, recoveries of concession fees and refueling costs and decreases in other vehicle operating costs in car rental operations.

Depreciation of revenue earning equipment for the car rental and car leasing operations of $1,029.3 million in 1999 increased by 11.3% from $924.4 million in 1998, primarily due to an increase in the number of cars operated worldwide and, to a lesser extent, an increase in the cost of cars. These increases were partly offset by an increase in the net proceeds received in 1999 in excess of book value on the disposal of the cars, resulting in a $5.7 million gain in 1999 as compared to $.5 million loss in 1998.

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $211.5 million in 1999 increased by 37.7% from $153.6 million in 1998, primarily due to acquisitions of equipment rental and sales companies and an increase in both the volume and cost of equipment operated. These increases were partly offset by an increase in the net proceeds received in excess of book value on the disposal of the equipment resulting in a $23.9 million gain in 1999 versus a $14.9 million gain in 1998.

Selling, general and administrative expenses of $452.4 million in 1999 increased by 2.9% from $439.8 million in 1998, but decreased as a percentage of revenue to 9.6% in 1999 from 10.4% in 1998. The increase in 1999 resulted from increases in sales promotion and administrative expenses and were partly offset by lower advertising costs in 1999 and by foreign currency translation changes. The sales promotion increase was primarily a result of the growth of the industrial and construction equipment rental operations.

Interest expense of $341.4 million in 1999 increased 11.5% from $306.3 million in 1998, primarily due to higher average debt levels in 1999, partially offset by a lower weighted-average interest rate in 1999.

The tax provision of $224.4 million in 1999 increased 19.1% from $188.4 million in 1998. The effective tax rate in 1999 was 40.0% as compared to 40.5% in 1998. The increase in provision was due to higher income before income taxes in 1999. See Notes 1 and 9 to the Notes to the Company's consolidated financial statements included in this Report.

NET INCOME
The Company achieved record net income of $336.0 million in 1999, or $3.10 per share, on a diluted basis, representing an increase of 21.3% from $277.0 million, or $2.55 per share on a diluted basis, in 1998. This increase was primarily due to higher revenues and improved profit margins in the worldwide car rental operations and the net effect of other contributing factors noted above.

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

Direct operating expenses of $1,948.8 million in 1998 increased by 5.4% from $1,849.1 million in 1997, but were lower in 1998 as a percentage of revenues due to more efficient fixed cost coverage. The increase was primarily due to increased wage, commission, facility and reservation costs in car rental operations, which corresponds with the increase in transaction volume, and in industrial and construction equipment rental operations which opened or acquired 105 worldwide locations in 1998. The overall increase was moderated by foreign currency translation changes, recoveries of concession fees and refueling costs and favorable self-insurance claims and decreases in vehicle damage and other vehicle operating costs in car rental operations.

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

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $153.6 million in 1998 increased by 55.9% from $98.5 million in 1997, primarily due to acquisitions of equipment rental and sales companies and an increase in both the volume and cost of equipment operated. This increase was partly offset by an increase in the net proceeds received in excess of book value on the disposal of the equipment resulting in a $14.5 million gain in 1998 versus a $13.8 million gain in 1997.

Selling, general and administrative expenses of $439.8 million in 1998 increased by 5.4% from $417.1 million in 1997, but decreased as a percentage of revenue to 10.4% in 1998 from 10.7% in 1997. The increase in 1998 resulted from increases in advertising and sales promotion expenses, primarily as a result of the growth of the industrial and construction equipment rental operations.

Interest expense of $306.3 million in 1998 increased 1.4% from $302.2 million in 1997, primarily due to higher debt levels and lower interest income in 1998, partially offset by a lower weighted-average interest rate in 1998 and interest expense of $4.3 million incurred in 1997, relating to funding the $460 million dividend paid by the Company on its common stock to Ford in 1997.

The tax provision of $188.4 million in 1998 increased 33.0% from $141.7 million in 1997. The effective tax rate in 1998 was 40.5% as compared to 41.3% in 1997. The increase in provision was due to higher income before income taxes in 1998. The decrease in the effective tax rate is primarily due to the impact of foreign earnings. See Notes 1 and 9 to the Notes to the Company's consolidated financial statements included in this Report.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company primarily uses funds for the acquisition of revenue earning equipment which consists of cars and industrial and construction equipment. For the year ended December 31, 1999, the Company's expenditures for revenue earning equipment were $8,505.0 million (offset by proceeds from the sale of such equipment of $6,766.3 million). These assets are purchased by the Company in accordance with the terms of agreements negotiated with automobile and equipment manufacturers. In 1999, the Company expended $143.6 million for businesses acquired and assumed $26.1 million of related debt, and invested $14.8 million in a business venture. For the year ended December 31, 1999, the Company's capital investments for property and non-revenue earning equipment were $323.2 million.

To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. From time to time, the Company files with the Securities and Exchange Commission shelf registration statements relating to debt securities to allow for the issuance of unsecured senior, senior subordinated and junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. At December 31, 1999, the Company had available $1 billion for issuance under an effective registration statement. The total amount of medium-term and long-term debt outstanding as of December 31, 1999 was $3.6 billion with maturities ranging from 2000 to 2028.

Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, fully hedged to minimize foreign exchange exposure. At December 31, 1999, total debt for the foreign operations was $973 million, of which $969 million was short-term (original maturity of less than one year) and $4 million was long-term. At December 31, 1999 total amounts outstanding (in millions of U.S. dollars) under the Australian, Irish and Canadian commercial paper programs were $117, $168 and $197, respectively.

At December 31, 1999, the Company had committed credit facilities available totaling $3.1 billion. Of this amount, $2.2 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 30 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 1999, the multi-year facilities totaling $1,128 million were renegotiated. Currently, $63 million expires on June 30, 2002, $137 million expires on June 30, 2003, and $928 million expires on June 30, 2004. The 364-day facilities, totaling $1,038 million, expire on June 21, 2000. The multi-year facilities that expire in 2004 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of the 364-day facilities totaling $963 million, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2001. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date.

The Company's decision to withdraw earnings or investments from foreign countries is, in some cases, influenced by exchange controls and the utilization of foreign tax credits, and may also be affected by fluctuations in exchange rates for foreign currencies and by revaluation of such currencies in relation to the U.S. dollar by the governments involved. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Car rental operations in foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of currency restrictions. Currency restrictions and other regulations historically have not had a material impact on the Company's operations as a whole.

Under the Company's Long-Term Equity Compensation Plan and Employee Stock Purchase Plan, 1.55 million shares of its Class A Common Stock may be repurchased to meet plan requirements. Through December 31, 1999, 1.1 million shares were repurchased under these programs.

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

The table below shows capital expenditures (net of proceeds received from the sale of revenue earning equipment) and financial results by quarter for 1999 and 1998.

                                  Capital                   Operating
                                Expenditures                 Income       Income               Earnings
                                (Net of Sale                (Pre-Tax      Before               Per Share
                                  Proceeds                Income Before   Income    Net     ---------------
                                 Received)     Revenues     Interest)     Taxes    Income   Basic   Diluted
                                ------------   --------   -------------   ------   ------   -----   -------
                                                            Dollars in millions
1999
----
  First Quarter...............    $  835.7     $1,033.0      $159.2       $ 82.0   $ 48.8   $ .45    $ .45
  Second Quarter..............     1,224.0      1,167.4       226.3        146.9     87.9     .81      .81
  Third Quarter...............       198.4      1,344.8       326.4        232.7    139.0    1.29     1.28
  Fourth Quarter..............      (220.2)     1,170.5       189.9         98.8     60.3     .56      .56
                                  --------     --------      ------       ------   ------   -----    -----
    Total Year................    $2,037.9     $4,715.7      $901.8       $560.4   $336.0   $3.11    $3.10
                                  ========     ========      ======       ======   ======   =====    =====
1998
----
  First Quarter...............    $  661.8     $  898.8      $129.4       $ 60.7   $ 35.4   $ .33    $ .33
  Second Quarter..............     1,289.4      1,048.4       200.7        127.3     75.0     .69      .69
  Third Quarter...............        63.4      1,225.1       286.2        200.3    118.7    1.10     1.09
  Fourth Quarter..............         5.3      1,066.0       155.4         77.1     47.9     .44      .44
                                  --------     --------      ------       ------   ------   -----    -----
    Total Year................    $2,019.9     $4,238.3      $771.7       $465.4   $277.0   $2.56    $2.55
                                  ========     ========      ======       ======   ======   =====    =====

MARKET RISKS
The Company is exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage the Company's exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 14 to the Notes to the Company's consolidated financial statements included in this Report.

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

YEAR 2000
The Company initiated a comprehensive year 2000 date conversion project plan in early 1997. The Company's year 2000 effort included worldwide computer-based applications, operating software, computer hardware, telecommunications systems, external data exchanges, electronic equipment and facilities systems. The Company completed all testing and remediation of its systems and all contingency plans prior to December 31, 1999.

The Company expended approximately $20.4 million from inception of the project through December 31, 1999. Approximately $7.4 million of the cost of conversion was incurred during 1999. The Company does not anticipate incurring any significant additional costs. As of the date of this filing, the Company has not been affected by any Year 2000 software or computer-related problems. The Company will continue to monitor its internal systems, major vendors and service providers.

EURO CURRENCY CONVERSION
The single European currency ("euro") was introduced on January 1, 1999 with a complete transition to this new currency by January 1, 2002. The Company is pricing its product in euros during the transition period as customers require. The conversion to the euro has not had a material effect on pricing, hedging costs, systems modification costs or exposure to changes in foreign currency exchange rates.

The Company is preparing for a conversion to the euro for internal accounting purposes at the end of the year 2001. Earlier implementation may take place in certain countries where it would be operationally feasible to do so.

The Company will continue to evaluate the impact of the euro conversion over time. Based on currently available information, the conversion to the euro is not expected to have a material effect on the Company's financial position or results of operations or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 20 to 26 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of The Hertz Corporation (a majority-owned subsidiary of Ford Motor Company) and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in Item 14(a)2, presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                           PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 18, 2000

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
                                                                Dollars in thousands
                                        ASSETS
Cash and equivalents (Note 14)..............................  $   208,652    $  188,466
Receivables, less allowance for doubtful accounts of $24,299
  (1998 -- $16,040) (Schedule II)...........................    1,092,955       893,440
Due from affiliates (Note 8)................................      698,612       430,169
Inventories, at lower of cost or market.....................       57,546        39,502
Prepaid expenses and other assets (Notes 4 and 5)...........      120,270        85,823
Revenue earning equipment, at cost (Note 8):
  Cars......................................................    5,277,472     4,980,516
    Less accumulated depreciation...........................     (515,128)     (508,008)
  Other equipment...........................................    1,953,854     1,653,941
    Less accumulated depreciation...........................     (452,420)     (344,416)
                                                              -----------    ----------
        Total revenue earning equipment.....................    6,263,778     5,782,033
                                                              -----------    ----------
Property and equipment, at cost:
  Land, buildings and leasehold improvements................      806,058       692,926
  Service equipment.........................................      775,010       662,141
                                                              -----------    ----------
                                                                1,581,068     1,355,067
    Less accumulated depreciation...........................     (673,710)     (623,259)
                                                              -----------    ----------
        Total property and equipment........................      907,358       731,808
                                                              -----------    ----------
Franchises, concessions and contract costs, net of
  amortization (Note 5).....................................       13,570        13,107
Cost in excess of net assets of purchased businesses, net of
  amortization (Note 5).....................................      773,966       708,210
                                                              -----------    ----------
        Total assets........................................  $10,136,707    $8,872,558
                                                              ===========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable (Note 8)...................................  $   546,111    $  510,441
Accrued salaries and other compensation.....................      215,310       204,208
Other accrued liabilities...................................      388,997       392,367
Accrued taxes...............................................      146,405       113,217
Debt (Notes 3 and 14).......................................    6,602,220     5,759,783
Public liability and property damage (Schedule II)..........      292,573       307,219
Deferred taxes on income (Note 9)...........................      271,100       191,500
Commitments and contingencies (Notes 10, 12 and 14)
Stockholders' equity (Notes 1 and 3):
  Class A Common Stock, $0.01 par value, 440,000,000 shares
    authorized, 40,956,858 shares issued....................          410           410
  Class B Common Stock, $0.01 par value, 140,000,000 shares
    authorized, 67,310,167 shares issued....................          673           673
  Additional capital paid-in................................      982,298       982,564
  Unamortized restricted stock grants.......................       (3,452)       (7,845)
  Retained earnings.........................................      766,513       452,110
  Accumulated other comprehensive income (Note 4)...........      (52,499)      (20,776)
  Treasury stock, at cost, 420,725 shares...................      (19,952)      (13,313)
                                                              -----------    ----------
        Total stockholders' equity..........................    1,673,991     1,393,823
                                                              -----------    ----------
        Total liabilities and stockholders' equity..........  $10,136,707    $8,872,558
                                                              ===========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     Years ended December 31,
                                                              --------------------------------------
                                                                 1999          1998          1997
                                                              ----------    ----------    ----------
                                                                       Dollars in thousands
Revenues:
  Car rental................................................  $3,728,429    $3,484,770    $3,329,858
  Industrial and construction equipment rental..............     842,932       631,338       444,508
  Car leasing...............................................      39,825        37,547        40,905
  Other (Note 5)............................................     104,480        84,678        76,049
                                                              ----------    ----------    ----------
        Total revenues......................................   4,715,666     4,238,333     3,891,320
                                                              ----------    ----------    ----------
Expenses:
  Direct operating..........................................   2,120,688     1,948,837     1,849,120
  Depreciation of revenue earning equipment (Note 8)........   1,240,818     1,078,009       979,560
  Selling, general and administrative.......................     452,408       439,821       417,158
  Interest, net of interest income of $12,157, $11,482 and
    $13,826 (Note 3)........................................     341,359       306,274       302,212
                                                              ----------    ----------    ----------
    Total expenses..........................................   4,155,273     3,772,941     3,548,050
                                                              ----------    ----------    ----------
Income before income taxes..................................     560,393       465,392       343,270
Provision for taxes on income (Note 9)......................     224,392       188,383       141,652
                                                              ----------    ----------    ----------
Net income (Notes 2 and 7)..................................  $  336,001    $  277,009    $  201,618
                                                              ==========    ==========    ==========
Earnings per share (Notes 2 and 7):
  Basic.....................................................  $     3.11    $     2.56    $     1.86
                                                              ==========    ==========    ==========
  Diluted...................................................  $     3.10    $     2.55    $     1.86
                                                              ==========    ==========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     Common                  Unamortized                Accumulated
                                       and      Additional   Restricted                    Other                      Total
                                    Preferred    Capital        Stock      Retained    Comprehensive   Treasury   Stockholders'
                                      Stock      Paid-In       Grants      Earnings       Income        Stock        Equity
                                    ---------   ----------   -----------   ---------   -------------   --------   -------------
                                                                       Dollars in thousands
BALANCES AT

DECEMBER 31, 1996.................  $ 485,901   $  59,008     $     --     $ 435,352     $  9,104      $     --    $  989,365
  Comprehensive Income
    Net income....................                                           201,618                                  201,618
    Translation adjustment
      changes.....................                                                        (39,587)                    (39,587)
    Unrealized holding gains on
      securities..................                                                             64                          64
                                                                                                                   ----------
    Total Comprehensive Income....                                                                                    162,095
                                                                                                                   ----------
  Cash dividend to Ford...........                (30,566)                  (429,434)                                (460,000)
  Issuance of Preferred Stock.....                129,000                                                             129,000
  Redemption of Preferred Stock...               (130,135)                                                           (130,135)
  Reclassify Ford-owned stock.....   (485,025)    485,025                                                                  --
  Sale of Class A Common Stock....        207     469,686      (16,825)                                               453,068
  Cash dividends on Common Stock..                                           (10,821)                                 (10,821)
  Amortization of restricted stock
    grants........................                               3,625                                                  3,625
  Forfeiture of 59,865 shares of
    restricted stock grants.......                 (1,437)       1,437                                                     --
                                    ---------   ---------     --------     ---------     --------      --------    ----------
DECEMBER 31, 1997.................      1,083     980,581      (11,763)      196,715      (30,419)           --     1,136,197
  Comprehensive Income Net
    income........................                                           277,009                                  277,009
    Translation adjustment
      changes.....................                                                          9,552                       9,552
    Unrealized holding gains on
      securities..................                                                             91                          91
                                                                                                                   ----------
    Total Comprehensive Income....                                                                                    286,652
                                                                                                                   ----------
  Cash dividends on Common Stock..                                           (21,614)                                 (21,614)
  Acquisition of Treasury Stock...                      1                                               (16,511)      (16,510)
  Exercise of stock options.......                    400                                                 2,743         3,143
  Tax benefits from stock options
    and restricted stock..........                  1,555                                                               1,555
  Issuance of 30,000 shares of
    restricted stock grants.......                    745       (1,200)                                     455            --
  Amortization of restricted stock
    grants........................                               4,400                                                  4,400
  Forfeiture of 29,930 shares of
    restricted stock grants.......                   (718)         718                                                     --
                                    ---------   ---------     --------     ---------     --------      --------    ----------
DECEMBER 31, 1998.................      1,083     982,564       (7,845)      452,110      (20,776)      (13,313)    1,393,823
  Comprehensive Income Net
    income........................                                           336,001                                  336,001
    Translation adjustment
      changes.....................                                                        (29,972)                    (29,972)
    Unrealized holding losses on
      securities..................                                                           (283)                       (283)
    Minimum pension liability
      adjustment..................                                                         (1,468)                     (1,468)
                                                                                                                   ----------
    Total Comprehensive Income....                                                                                    304,278
                                                                                                                   ----------
  Cash dividends on Common Stock..                                           (21,598)                                 (21,598)
  Acquisition of Treasury Stock...                                                                      (29,903)      (29,903)
  Exercise of stock options.......                 (6,417)                                               23,264        16,847
  Tax benefits from stock options
    and restricted stock..........                  6,151                                                               6,151
  Amortization of restricted stock
    grants........................                               4,393                                                  4,393
                                    ---------   ---------     --------     ---------     --------      --------    ----------
DECEMBER 31, 1999.................  $   1,083   $ 982,298     $ (3,452)    $ 766,513     $(52,499)     $(19,952)   $1,673,991
                                    =========   =========     ========     =========     ========      ========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Years ended December 31,
                                                              -----------------------------------------
                                                                 1999           1998           1997
                                                              -----------    -----------    -----------
                                                                        Dollars in thousands
Cash flows from operating activities:
  Net income................................................  $   336,001    $   277,009    $   201,618
  Non-cash expenses:
    Depreciation of revenue earning equipment...............    1,240,818      1,078,009        979,560
    Depreciation of property and equipment..................      112,296        108,462         88,102
    Amortization of intangibles.............................       27,623         25,775         19,961
    Amortization of restricted stock grants.................        4,393          4,400          3,625
    Provision for public liability and property damage......      123,950        114,373        122,540
    Provision for losses for doubtful accounts..............       19,824          5,051          9,623
    Deferred income taxes...................................       79,600         25,500         49,200
  Revenue earning equipment expenditures....................   (8,504,986)    (7,705,138)    (7,556,693)
  Proceeds from sales of revenue earning equipment..........    6,766,256      5,914,783      6,597,601
  Changes in assets and liabilities, net of effects from
    sale of operations:
    Receivables.............................................     (273,373)       (69,226)         1,224
    Due from affiliates.....................................     (268,443)        (6,735)        32,591
    Inventories and prepaid expenses and other assets.......      (33,058)         3,495         (5,376)
    Accounts payable........................................       45,215         (6,551)        93,410
    Accrued liabilities.....................................       23,083         49,201        (21,117)
    Accrued taxes...........................................       35,786         12,265         (7,631)
  Payments of public liability and property damage claims
    and expenses............................................     (139,008)      (117,098)      (132,807)
                                                              -----------    -----------    -----------
  Net cash flows (used in) provided by operating
    activities..............................................  $  (404,023)   $  (286,425)   $   475,431
                                                              ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Years ended December 31,
                                                              -----------------------------------------
                                                                 1999           1998           1997
                                                              -----------    -----------    -----------
                                                                        Dollars in thousands
Cash flows from investment activities:
  Property and equipment expenditures.......................  $  (323,208)   $  (246,601)   $  (172,346)
  Proceeds from sales of property and equipment.............       24,032         17,083         26,765
  Available-for-sale securities:
    Purchases...............................................       (3,876)        (2,854)        (2,448)
    Sales...................................................        3,689          2,603          2,332
  Proceeds from sale of operations, net of cash.............           --          4,341          2,079
  Investment in joint venture...............................      (14,800)            --             --
  Purchases of various operations, net of cash (see
    supplemental disclosures below).........................     (143,643)      (343,883)        (2,200)
                                                              -----------    -----------    -----------
    Net cash used in investing activities...................     (457,806)      (569,311)      (145,818)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    1,046,743        454,057        403,228
  Repayment of long-term debt...............................     (368,715)      (452,595)      (212,176)
  Short-term borrowings:
    Proceeds................................................    1,855,218      2,347,206      1,621,577
    Repayments..............................................   (2,117,979)    (1,409,263)    (1,660,299)
    Ninety-day term or less, net............................      498,031        (15,195)      (489,763)
  Cash dividend paid to Ford................................           --             --       (460,000)
  Issuance of preferred stock to Ford.......................           --             --        129,000
  Redemption of preferred stock from Ford...................           --             --       (130,135)
  Sale of common stock......................................           --             --        453,068
  Cash dividends paid on common stock.......................      (21,598)       (21,614)       (10,821)
  Purchase of treasury stock................................      (29,903)       (16,510)            --
  Exercise of stock options.................................       16,847          3,143             --
  Tax benefit from exercise of stock options................        6,151          1,555             --
                                                              -----------    -----------    -----------
    Net cash used in financing activities...................      884,795        890,784       (356,321)
                                                              -----------    -----------    -----------
Effect of foreign exchange rate changes on cash.............       (2,780)           798             17
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and equivalents during the
  period....................................................       20,186         35,846        (26,691)
Cash and equivalents at beginning of year...................      188,466        152,620        179,311
                                                              -----------    -----------    -----------
Cash and equivalents at end of year.........................  $   208,652    $   188,466    $   152,620
                                                              ===========    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amounts capitalized)...................  $   354,991    $   315,566    $   297,661
    Income taxes............................................      122,703        149,038        103,468

In connection with acquisitions made during the years 1999, 1998 and 1997, liabilities assumed were $67 million, $132 million and $5 million, respectively.

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN OWNERSHIP
The Hertz Corporation (together with its subsidiaries, referred to herein as "Hertz" or the "Company"), which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck rental and leasing business since 1918. UAL Corporation ("UAL") purchased the Company from RCA Corporation ("RCA") in August 1985. Park Ridge Corporation ("Park Ridge"), which was 80%-owned by Ford Motor Company ("Ford"), purchased the Company from UAL in December 1987. On April 29, 1994, Ford purchased all of the common stock of the Company owned by Park Ridge Limited Partnership which resulted in the Company becoming a wholly-owned subsidiary of Ford.

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

On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock in an initial public offering (the "Offering") and received net proceeds of $453 million from the sale, and redeemed its 1,290 shares of Series C Preferred Stock for $130 million. The net proceeds received from the Offering were used to pay down notes payable. At December 31, 1999, the common stock beneficially owned by Ford represents in the aggregate 94.6% of the combined voting power of all of the Company's outstanding common stock and 81.2% of the economic interest in the Company. Accordingly, Ford is able to direct the election of all of the members of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of The Hertz Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

CONSOLIDATED STATEMENT OF CASH FLOWS
For purposes of this statement, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. See Change in Ownership for non-cash investing and financing activities.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

DEPRECIABLE ASSETS
The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment:
  Cars......................................................  3 to 6 years
  Other equipment...........................................  3 to 10 years
Buildings...................................................  20 to 50 years
Leasehold improvements......................................  Term of lease
Capitalized internal use software...........................  1 to 5 years
Service cars and service equipment..........................  3 to 25 years
Franchises, concessions and contract costs..................  10 to 40 years
Cost in excess of net assets of purchased businesses........  20 to 40 years

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

ENVIRONMENTAL CONSERVATION
The use of automobiles and other vehicles is subject to various governmental controls designed to limit environmental damage, including that caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional equipment failure requiring repair by Hertz. To comply with environmental regulations, measures are taken at certain locations to reduce the loss of vapor during the fueling process and to maintain, upgrade and replace underground fuel storage tanks. Hertz is also incurring and providing for expenses for the cleanup of petroleum discharges and other alleged violations of environmental laws arising from the disposition of waste products. Hertz does not believe that it will be required to make any material capital expenditures for environmental control facilities or to make any other material expenditures to meet the requirements of governmental authorities in this area. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

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

For its international operations, the Company purchases insurance to comply with local legal requirements. Vehicle liability insurance is purchased from a wholly owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Probus underwrites the Company's Pan European motor vehicle liability program (except Switzerland) up to $1 million per occurrence. Probus reinsures this risk through Hertz International RE Limited, a wholly owned subsidiary of the Company, operating as a reinsurer in Dublin, Ireland. Excess coverage for claims that exceed $1 million per occurrence continue to be maintained with unaffiliated carriers. In foreign

                     THE HERTZ CORPORATION AND SUBSIDIARIES
operations other than Europe, the Company is self-insured at various amounts up to $150,000 per occurrence and maintains excess liability insurance coverage up to $450 million per occurrence with unaffiliated carriers.

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

INCOME TAXES
Effective April 30, 1994, the Company and its domestic subsidiaries have filed consolidated Federal income tax returns with Ford. The Company filed its own consolidated Federal income tax returns with its domestic subsidiaries after December 31, 1987; prior thereto, from September 1, 1985 to December 31, 1987 they were included in the consolidated Federal income tax return of UAL, and prior thereto in the consolidated Federal income tax return of RCA. The Company provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that under a tax sharing arrangement with Ford, the Company's right to reimbursement for foreign tax credits is determined based on the usage of such foreign tax credits by the consolidated group. The Company and its subsidiaries account for investment tax credits under the flow-through method. As of December 31, 1999, U.S. income taxes have not been provided on $278 million in undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested outside the United States or are expected to be remitted free of taxes.

ADVERTISING
Advertising and sales promotion costs are expensed as incurred. Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz' advertising programs in the United States and abroad which feature the Ford name or products. The amounts contributed by Ford for the years ended December 31, 1999, 1998 and 1997 were (in millions) $47.5, $44.3 and $45.2, respectively. This program is expected to continue in the future. The Company incurred net advertising expense for the years ended December 31, 1999, 1998 and 1997 of (in millions) $153.4, $159.6 and $148.9, respectively.

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

PENSION AND INCOME SAVING PLANS
Qualified domestic employees, after completion of specified periods of service, are eligible to participate in the Retirement Plan for the Employees of The Hertz Corporation ("Hertz Retirement Plan") and in The Hertz Corporation Income Savings Plan ("Hertz Income Savings Plan"). Payments are made to pension plans of others pursuant to various collective bargaining agreements. Under the Hertz Retirement Plan, the Company pays the entire cost and

                     THE HERTZ CORPORATION AND SUBSIDIARIES
employees are not required to contribute. For each plan year beginning January 1, 1999 and thereafter, a qualified employee's cash balance account is credited with an annual cash balance credit equal to: (a) 3% of pensionable earnings for that plan year in the case of a qualified employee who is credited with 60 or less continuous months of service from most recent date of hire, or (b) 5% of pensionable earnings for that plan year in the case of a qualified employee who is credited with 61 or more continuous months of service from most recent date of hire (6.5% of pensionable earnings for that plan year in the case of a qualified employee who is credited with more than 120 continuous months of service from the most recent hire date, effective January 1, 2000). In the case of a qualified employee who is first credited with 60 or 120 continuous months of service after January 1 of a plan year, the percentage of pensionable earnings utilized in determining the annual cash balance credit for that plan year shall be increased to 5% or 6.5%, effective as of the first day of the month coincident with or next following the completion of 60 or 120 continuous months of service, respectively. This benefit is credited with guaranteed interest rates compounded annually based on rates issued by the Pension Benefit Guaranty Corporation in effect for the preceding December. In addition, all qualified employees age 50 or over with 10 or more years of credited service as of July 1, 1987, will have an additional amount of their pensionable earnings credited to their account. Hertz' funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES
The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The Company also considers projected future operating results, trends and other circumstances in making such estimates and evaluations. In addition, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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

RECENT PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. In June 1999, the FASB delayed the effective date to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning January 1, 2001. The

                     THE HERTZ CORPORATION AND SUBSIDIARIES
adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations or cash flows.

NOTE 2 -- EARNINGS PER SHARE
The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                            Year Ended December 31,
                                                  --------------------------------------------
                                                      1999            1998            1997
                                                  ------------    ------------    ------------
Basic earnings per share:
  Net income....................................  $    336,001    $    277,009    $    201,618
                                                  ------------    ------------    ------------
  Average common shares outstanding.............   107,968,511     108,067,850     108,227,916
                                                  ------------    ------------    ------------
  Basic earnings per share......................  $       3.11    $       2.56    $       1.86
                                                  ============    ============    ============
Diluted earnings per share:
  Net income....................................  $    336,001    $    277,009    $    201,618
                                                  ------------    ------------    ------------
  Average common shares outstanding.............   107,968,511     108,067,850     108,227,916
  Dilutive effect of stock options..............       589,527         493,502         402,320
                                                  ------------    ------------    ------------
  Average diluted common shares
    outstanding.................................   108,558,038     108,561,352     108,630,236
                                                  ------------    ------------    ------------
  Diluted earnings per share....................  $       3.10    $       2.55    $       1.86
                                                  ============    ============    ============

At December 31, 1998 options to purchase 1,017,600 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the common shares.

NOTE 3 -- DEBT
Debt of the Company and its subsidiaries (in thousands of dollars) consists of the following:

                                                                    December 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Notes payable, including commercial paper, average interest
  rate: 1999, 6.0%; 1998, 5.4%..............................  $2,082,417    $2,151,792
Promissory notes, average interest rate: 1999, 6.9%; 1998,
  7.0% (effective average interest rate: 1999, 6.9%; 1998,
  7.0%); net of unamortized discount: 1999, $9,344; 1998,
  $4,157; due 2000 to 2028..................................   3,140,657     2,445,843
Junior subordinated promissory notes, average interest rate
  6.9%, net of unamortized discount: 1999, $115; 1998, $158;
  due 2000 to 2003..........................................     399,885       399,842
Subsidiaries' debt:
  Short-term borrowings --
    Banks, average interest rate: 1999, 4.2%; 1998, 4.6%; in
      foreign currencies....................................     486,838       550,365
    Commercial paper, average interest rate: 1999, 5.0%;
      1998, 5.4%; in foreign currencies.....................     482,097       206,176
    Others, average interest rate: 1998, 3.5%; in foreign
      currencies............................................          --           625
  Other borrowings, average interest rate: 1999, 8.2%; 1998,
    9.5%; in dollars and foreign currencies.................      10,326         5,140
                                                              ----------    ----------
Total.......................................................  $6,602,220    $5,759,783
                                                              ==========    ==========

                     THE HERTZ CORPORATION AND SUBSIDIARIES

The aggregate amounts of maturities of debt, in millions, are as follows: 2000, $3,301.2 (including $3,021.4 of commercial paper, demand and other short-term borrowings); 2001, $402.0; 2002, $550.8; 2003, $400.2; 2004, $250.3; after 2004,
$1,697.7. Included in these maturities at the earliest possible redemption date are $150 million of promissory notes of the Company at 6.3%, due 2006, which have put options that can be exercised by the holders of such notes at the option of the holders in 2002.

During the year ended December 31, 1999, short-term borrowings, in millions, were as follows: maximum amounts outstanding $2,903.1 commercial paper and $672.6 banks; monthly average amounts outstanding $2,448.1 commercial paper (weighted-average interest rate 5.1%) and $559.0 banks (weighted-average interest rate 3.8%).

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

The net amortized discount charged to interest expense for the years ended December 31, 1999, 1998 and 1997 relating to debt and other liabilities, in millions, was $1.3, $.9 and $1.2, respectively.

At December 31, 1999, the Company had committed credit facilities available totaling $3.1 billion. Of this amount, $2.2 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 30 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow based on a guarantee by the Company. Effective July 1, 1999, the multi-year facilities totaling $1,128 million were renegotiated. Currently, $63 million expires on June 30, 2002, $137 million expires on June 30, 2003, and $928 million expires on June 30, 2004. The 364-day facilities, totaling $1,038 million, expire on June 21, 2000. The multi-year facilities that expire in 2004 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of the 364-day facilities totaling $963 million, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which is available and currently expires June 30, 2001. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari pasu with the Company's senior debt securities. A commitment fee of .09% per annum is payable on the unused available credit.

The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc., an NASD registered broker/ dealer and an indirect, wholly-owned subsidiary of Ford ("FFS"), whereby FFS acts as the exclusive dealer for the Company's domestic commercial paper program. The Company pays fees to FFS which range from
 .035% to .05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolio. In 1999, the Company paid FFS approximately $708,000 of such fees. FFS is under no obligation to purchase any of the notes for its own account. FFS has acted as the Company's exclusive commercial paper dealer since October 1994, and the Sales Agency Agreement may not be amended or terminated without the written consent of both parties. The Company, through its subsidiary Hertz Australia Pty. Limited, has a similar agreement with Ford Credit Australia Limited, also an indirect, wholly-owned subsidiary of Ford Motor Company.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. At December 31, 1999, the total debt for the foreign operations was $973 million, of which $969 million was short-term (original maturity of less than one year) and $4 million was long-term. At December 31, 1999, the total amounts outstanding (in millions of U.S. dollars) under the Canadian, Irish and Australian commercial paper programs were $197, $168 and $117, respectively.

Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 1999, approximately $991 million of consolidated stockholders' equity was free of such limitations.

NOTE 4 -- AVAILABLE-FOR-SALE SECURITIES
As of December 31, 1999 and 1998, "Prepaid expenses and other assets" in the consolidated balance sheet include available-for-sale securities at fair value. The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations. For the years ended December 31, 1999, 1998 and 1997, proceeds, in millions, of $3.7, $2.6 and $2.3, respectively, were received from the sale of available-for-sale securities, and gross realized gains, in whole dollars, of $23,681, $74,098 and $41,626 and gross realized losses of $14,398, $0 and
$2,993, respectively, were included in earnings. Actual cost was used in computing the realized gain and loss on the sale.

The following is a summary of available-for-sale securities at December 31, 1999 and December 31, 1998 (in thousands):

                                                                Gross         Gross       Estimated
                                                              Unrealized    Unrealized      Fair
                                                     Cost       Gains         Losses        Value
                                                    ------    ----------    ----------    ---------
DECEMBER 31, 1999
Government debt obligations.......................  $2,818       $ 13         $ (86)       $2,745
Corporate debt obligations........................   3,247          1           (98)        3,150
                                                    ------       ----         -----        ------
  Total...........................................  $6,065       $ 14         $(184)       $5,895
                                                    ======       ====         =====        ======
DECEMBER 31, 1998
Government debt obligations.......................  $1,621       $ 42         $  (7)       $1,656
Corporate debt obligations........................   4,245        111            --         4,356
                                                    ------       ----         -----        ------
  Total...........................................  $5,866       $153         $  (7)       $6,012
                                                    ======       ====         =====        ======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

The amortized cost and estimated fair value of available-for-sale securities at December 31, 1999 are as follows (in thousands):

                                                                        Estimated
                                                               Cost     Fair Value
                                                              ------    ----------
Due in one year or less.....................................  $   --      $   --
Due after one year through five years.......................   4,818       4,683
Due after five years through ten years......................   1,247       1,212
                                                              ------      ------
        Total...............................................  $6,065      $5,895
                                                              ======      ======

NOTE 5 -- PURCHASES AND SALES OF OPERATIONS
During the year ended December 31, 1999, the Company acquired 11 North American and two European equipment rental and sales companies. The Company also acquired five European car and truck rental companies. The aggregate purchase price of the acquisitions was $143.6 million, net of cash acquired, plus the assumption of $26.1 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $92.1 million, which has been recognized as goodwill and is being amortized over periods from 15 to 40 years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

In June 1999, the Company entered into a limited liability company agreement with a subsidiary of Orbital Sciences Corporation ("Orbital"), whereby a limited liability company was formed to purchase NeverLost vehicle navigation systems from another subsidiary of Orbital for installation in selected vehicles in the Company's worldwide fleet. During 1999, the Company invested $14.8 million under this agreement, which represents a 40% ownership interest. The investment (included in "Prepaid expense and other assets" in the consolidated balance sheet) is accounted for using the equity method of accounting.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES

In connection with the acquisition of the Company by Park Ridge in December 1987 and UAL in August 1985, the excess of the purchase price over the consolidated equity of the Company at the time of these purchases was $658.3 million. These costs are being amortized by the Company over 40 years. The unamortized amount of such costs at December 31, 1999 was $451.9 million.

NOTE 6 -- EMPLOYEE RETIREMENT BENEFITS AND INCOME SAVINGS PLANS
The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan and other postretirement benefit plans for health care and life insurance covering its domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S.") and amounts included in the consolidated balance sheet and statement of income (in millions of dollars):

                                                          Pension Benefits
                                                 ----------------------------------    Other Benefits
                                                   U.S. Plans       Non-U.S. Plans         (U.S.)
                                                 ---------------   ----------------    ---------------
                                                  1999     1998     1999      1998      1999     1998
                                                 ------   ------   ------    ------    ------   ------
Change in Benefit Obligation
  Benefit obligation at January 1..............  $155.3   $125.2   $ 47.5    $ 44.5    $  9.1   $  8.1
  Service cost.................................    13.0     11.5      2.9       2.9        .3       .3
  Interest cost................................     9.9      8.6      3.2       3.1        .6       .5
  Amendments...................................     4.6       --       --        --        --       --
  Employee contributions.......................      --       --       .9        .9        .1       .1
  Benefits paid................................    (4.1)    (5.0)     (.8)     (1.9)      (.3)     (.2)
  Foreign exchange translation.................      --       --     (1.7)     (1.0)       --       --
  Actuarial (gain) loss........................   (37.6)    15.0      (.6)     (1.0)     (1.8)      .3
                                                 ------   ------   ------    ------    ------   ------
  Benefit obligation at December 31............  $141.1   $155.3   $ 51.4    $ 47.5    $  8.0   $  9.1
                                                 ======   ======   ======    ======    ======   ======
Change in Plan Assets
  Fair value of plan assets at January 1.......  $132.2   $120.4   $ 41.0    $ 33.0    $   --   $   --
  Actual return on plan assets.................    17.5     16.3       .5       7.0        --       --
  Company contributions........................      .4       .5      2.3       2.2        .2       .1
  Employee contributions.......................      --       --       .9        .9        .1       .1
  Benefits paid................................    (4.1)    (5.0)     (.8)     (1.9)      (.3)     (.2)
  Foreign exchange translation.................      --       --      (.5)       .3        --       --
  Other........................................      --       --      (.6)      (.5)       --       --
                                                 ------   ------   ------    ------    ------   ------
  Fair value of plan assets at December 31.....  $146.0   $132.2   $ 42.8    $ 41.0    $   --   $   --
                                                 ======   ======   ======    ======    ======   ======
Funded Status of the Plan
  Plan assets in excess of (less than) benefit
    obligation.................................  $  4.9   $(23.1)  $ (8.6)   $ (6.5)   $ (8.0)  $ (9.1)
  Unamortized:
    Transition obligation......................      .2       .5       --        --        --       --
    Prior service cost (gains).................     4.2      (.1)      --        --        --       --
    Net (gains) losses.........................   (72.2)   (25.8)      .6       (.9)     (2.9)    (1.2)
                                                 ------   ------   ------    ------    ------   ------
  Net amount recognized........................  $(62.9)  $(48.5)  $ (8.0)   $ (7.4)   $(10.9)  $(10.3)
                                                 ======   ======   ======    ======    ======   ======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                          Pension Benefits
                                                 ----------------------------------    Other Benefits
                                                   U.S. Plans       Non-U.S. Plans         (U.S.)
                                                 ---------------   ----------------    ---------------
                                                  1999     1998     1999      1998      1999     1998
                                                 ------   ------   ------    ------    ------   ------
Amounts Recognized in the Balance Sheet
  Assets/(Liabilities)
  Intangible assets (including prepaid
    assets)....................................  $  1.8   $   --   $   .1    $   --    $   --   $   --
  Accrued liabilities..........................   (64.7)   (48.5)    (9.6)     (6.5)    (10.9)   (10.3)
  Accumulated other comprehensive income.......      --       --      1.5        --        --       --
  Other........................................      --       --       --       (.9)       --       --
                                                 ------   ------   ------    ------    ------   ------
    Net amount recognized......................  $(62.9)  $(48.5)  $ (8.0)   $ (7.4)   $(10.9)  $(10.3)
                                                 ======   ======   ======    ======    ======   ======
Pension Plans in Which Accumulated Benefit
  Obligation Exceeds Plan Assets at December 31
  Projected benefit obligation.................  $  3.8   $   --   $ 10.3    $   --
  Accumulated benefit obligation...............     2.7       --      9.4        --
  Fair value of plan assets....................      --       --       --        --
Assumptions as of December 31
  Discount rate................................    7.75%    6.25%     5.5%-     5.5%-    7.75%    6.50%
                                                                     7.75%      7.5%
  Expected return on assets....................     9.0%     9.0%    6.25%-    6.25%-     N/A      N/A
                                                                      8.5%      8.5%
  Average rate of increase in compensation.....     5.5%     5.5%     3.0%-     3.0%-     N/A      N/A
                                                                      6.5%      6.5%
  Initial health care cost trend rate..........      --       --       --        --      7.25%     7.5%
  Ultimate health care cost trend rate.........      --       --       --        --       5.0%     6.0%
  Number of years to ultimate trend rate.......      --       --       --        --         9        3

Assumptions used for the non-U.S. plans vary by country and are made in accordance with local conditions, but do not vary materially from those used in the U.S. plan. Plan assets consist principally of investments in stocks, government bonds and other fixed income securities.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                              Years ended December 31,
                                   -------------------------------------------------------------------------------
                                                      Pension Benefits                       Other Benefits (U.S.)
                                   -------------------------------------------------------   ---------------------
                                         1999               1998                1997         1999    1998    1997
                                   ----------------   -----------------   ----------------   -----   -----   -----
                                   U.S.    Non-U.S.    U.S.    Non-U.S.   U.S.    Non-U.S.
                                   -----   --------   ------   --------   -----   --------
Components of net periodic
  benefit cost:
  Service cost...................  $13.0    $ 2.9     $ 11.5    $ 2.9     $ 8.0     $2.1     $ .3     $.3    $ .3
  Interest cost..................    9.9      3.2        8.6      3.1       7.6      3.1       .5      .5      .5
  Expected return on plan
    assets.......................   (9.1)    (3.5)      (8.2)    (2.8)     (7.2)    (2.4)      --      --      --
  Amortization:
    Transition...................     .3       --         .3       --        .3       --       --      --      --
    Amendments...................     .3       --         --       --        --       --       --      --      --
    Gains/(losses) and other.....    1.1       .6         .3      (.1)       .2       --       --     (.1)    (.1)
                                   -----    -----     ------    -----     -----    -----     ----     ---    ----
  Net pension/postretirement
    expense......................  $15.5    $ 3.2     $ 12.5    $ 3.1     $ 8.9     $2.8     $ .8     $.7    $ .7
                                   =====    =====     ======    =====     =====    =====     ====     ===    ====
Discount rate for expense........   6.25%     5.5%-     6.75%     6.5%-    7.25%     7.0%-    6.5%    7.0%    7.5%
                                              7.5%                7.5%               7.5%
Assumed long-term rate of return
  on assets......................    9.0%    6.25%-      9.0%     6.5%-     9.0%     7.0%-     --      --      --
                                              8.5%                8.5%               8.5%
Initial health care cost trend
  rate...........................     --       --         --       --        --       --      7.5%    7.0%    7.2%
Ultimate health care cost trend
  rate...........................     --       --         --       --        --       --      5.0%    6.4%    6.6%
Number of years to ultimate trend
  rate...........................     --       --         --       --        --       --       10       4       5

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects in whole dollars:

                                                         One Percentage    One Percentage
                                                         Point Increase    Point Decrease
                                                         --------------    --------------
Effect on total of service and interest cost
  components...........................................     $ 69,200          $ 61,700
Effect on postretirement benefit obligation............      515,200           464,400

The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis. The 1999 increase in the number of years to ultimate trend rate resulted from changes in trend assumptions.

The provisions charged to income for the years ended December 31, 1999, 1998 and 1997 for all other pension plans were approximately (in millions) $9.7, $8.1 and $7.7, respectively.

The provisions charged to income for the years ended December 31, 1999, 1998 and 1997 for the Hertz Income Savings Plan were approximately (in millions) $6.1, $5.1 and $4.2, respectively.

NOTE 7 -- STOCK-BASED COMPENSATION
The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee (the "Committee") appointed by the Board of Directors. The Company adopted the Plan effective as of April 25, 1997. Awards granted under the plan are based on shares of Class A Common Stock. The Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units ("Awards").

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

The total number of shares of Class A Common Stock that may be subject to Awards under the Plan is 8,120,000 shares. The Awards granted vest over various anniversaries of the date of grant with all Awards vesting by the fifth anniversary of the date of grant. At December 31, 1999, 4,205,841 shares were available for award under the Plan.

In 1998 and 1997, the Company granted awards of 30,000 shares and 701,025 shares of restricted stock, respectively. As of December 31, 1999, 89,795 shares of restricted stock had been forfeited. Upon issuance of the restricted shares, the unamortized value of restricted stock is charged to stockholders' equity and is amortized as compensation expense ratably over the restriction periods. Total compensation cost charged against income related to restricted stock awards was $4.4 million, $4.4 million and $3.6 million in 1999, 1998 and 1997, respectively.

On May 21, 1999, shareholders approved an employee stock purchase plan (the "ESPP"), which became effective on July 1, 1999. The ESPP allows eligible employees an opportunity to purchase shares of Class A Common Stock through accumulated payroll deductions at 85% of the closing price at the end of each quarterly offering period.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for the Company's employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant.

The following pro forma information regarding net income and net income per share is required when APB 25 accounting is elected, and was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997: risk-free interest rate of 4.86%, 5.56% and 6.75%, respectively; volatility factors of 33%, 30% and 22%, respectively; dividend yields of .48%, .41% and .83%, respectively, and an average expected life of the options of four years for 1999, 1998 and 1997. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting periods.

Had the compensation cost of the Company's stock-based compensation plans been determined based on the fair value methods of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                 1999                       1998                       1997
                       ------------------------   ------------------------   ------------------------
                       As Reported   Pro Forma*   As Reported   Pro Forma*   As Reported   Pro Forma*
                       -----------   ----------   -----------   ----------   -----------   ----------
Net income (in
  millions)..........    $336.0        $328.9       $277.0        $273.3       $201.6        $200.5
Earnings per share
  Basic..............    $ 3.11        $ 3.04       $ 2.56        $ 2.53       $ 1.86        $ 1.85
  Diluted............    $ 3.10        $ 3.03       $ 2.55        $ 2.52       $ 1.86        $ 1.85

* The pro forma effect on net income and earnings per share for 1999, 1998 and 1997 is not representative of the pro forma effect in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extend beyond the reported years. Additional awards in future years are anticipated.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

A summary of option transactions is presented below:

                                                  1999                   1998                   1997
                                          --------------------   --------------------   --------------------
                                                      Weighted               Weighted               Weighted
                                                      Average                Average                Average
                                                      Exercise               Exercise               Exercise
                                           Shares      Price      Shares      Price      Shares      Price
                                          ---------   --------   ---------   --------   ---------   --------
Outstanding at January 1................  2,066,501    $35.98    1,267,610    $24.00           --    $   --
Granted.................................  1,166,700    $41.53    1,058,400    $48.33    1,423,470    $24.00
Expired or canceled.....................    (72,731)   $41.54     (128,550)   $31.84     (155,860)   $24.00
Exercised...............................   (476,943)   $30.74     (130,959)   $24.00           --        --
                                          ---------              ---------              ---------
Outstanding at December 31..............  2,683,527    $39.17    2,066,501    $35.98    1,267,610    $24.00
                                          =========              =========              =========
Options exercisable at year-end.........    511,733    $33.61      322,842    $24.00           --        --
Weighted-average fair value of options
  granted during year...................               $13.29                 $15.16                 $ 6.47

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                      Options Outstanding at            Options Exercisable at
                                                         December 31, 1999                December 31, 1999
                                              ---------------------------------------   ----------------------
                                                              Weighted       Weighted                 Weighted
                                                              Average        Average     Number of    Average
                                              Number of      Remaining       Exercise     Shares      Exercise
Range of Exercise Prices                       Shares     Contractual Life    Price     Exercisable    Price
------------------------                      ---------   ----------------   --------   -----------   --------
$24.00......................................   689,562          7.3           $24.00      306,520      $24.00
$33.88 - $50.00.............................   855,565          8.3           $48.26      201,913      $48.08
$41.38 - $44.88.............................  1,138,400         9.1           $41.53        3,300      $41.38

NOTE 8 -- REVENUE EARNING EQUIPMENT
Revenue earning equipment is used in the rental of cars and industrial and construction equipment and the leasing of cars under closed-end leases where the disposition of the cars upon termination of the lease is for the account of Hertz. Revenue is recorded as earned under the terms of the rental or leasing contract. Revenue on open contracts is accrued to the balance sheet date based on the terms in the contracts. Expenses are recorded as incurred. Over the three years ended December 31, 1999, on a weighted-average basis, approximately 65% of the cars acquired by the Company for its U.S. rental car fleet, and approximately 24% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 1999, approximately 68% of the cars acquired by the Company domestically were manufactured by Ford. In 1999, approximately 27% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year.

Under operating leases, aggregate minimum future rental payments to be received for cars leased at December 31, 1999 are approximately as follows (in millions):
$28.1 in 2000, $17.7 in 2001, $5.8 in 2002 and $1.0 in 2003. Cars under lease at
December 31, 1999, which are owned by Hertz, amounted to $101.9 million, net of accumulated depreciation of $34.1 million.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999         1998        1997
                                                              ----------   ----------   --------
Depreciation of revenue earning equipment...................  $1,251,937   $1,077,965   $968,923
Adjustment of depreciation upon disposal of the equipment...     (29,582)     (14,452)    (3,251)
Rents paid for vehicles leased..............................      18,463       14,496     13,888
                                                              ----------   ----------   --------
  Total.....................................................  $1,240,818   $1,078,009   $979,560
                                                              ==========   ==========   ========

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

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 1999, 1998 and 1997 included (in millions) net gains of $23.9, $14.9 and $13.8, respectively, on the sale of industrial and construction equipment, and a net gain of $5.7 and net losses $.5 and $10.5, respectively, on the sale of cars used in the car rental and car leasing operations.

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

As of December 31, 1999 and 1998, Ford owed the Company and its subsidiaries $698.6 million and $430.2 million, respectively, in connection with various car repurchase and warranty programs. As of December 31, 1999 and 1998, the Company and its subsidiaries owed Ford $30.1 million and $9.7 million, respectively (which amounts are included in "Accounts payable" in the consolidated balance sheet), in connection with cars purchased. These transactions were made and are being paid in the ordinary course of business.

During the year ended December 31, 1999, the Company purchased Ford cars at a cost of approximately $4.3 billion, and sold cars to Ford or its affiliates under various repurchase programs for approximately $3.2 billion.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 9 -- TAXES ON INCOME
The provision for taxes on income consists of the following (in thousands of dollars):

                                                                 Years ended December 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Current:
  Federal..................................................  $ 95,726    $113,027    $ 56,629
  Foreign..................................................    31,799      28,389      22,203
  State and local..........................................    17,267      21,467      13,620
                                                             --------    --------    --------
    Total current..........................................   144,792     162,883      92,452
                                                             --------    --------    --------
Deferred:
  Federal..................................................    57,900      22,300      42,130
  Foreign..................................................     7,700      (2,000)      1,970
  State and local..........................................    14,000       5,200       5,100
                                                             --------    --------    --------
    Total deferred.........................................    79,600      25,500      49,200
                                                             --------    --------    --------
        Total provision....................................  $224,392    $188,383    $141,652
                                                             ========    ========    ========

The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

                                                                 Years ended December 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Difference between tax and book depreciation................  $ 95,206    $ 57,777    $17,704
Accrued and prepaid expense deducted for tax purposes when
  paid or incurred..........................................   (18,236)    (28,801)    (2,683)
Tax operating loss (carryforwards) utilized.................     1,753      (2,599)     2,763
Federal alternative minimum tax credit (carryforwards)
  utilized..................................................       877        (877)    31,416
                                                              --------    --------    -------
  Total deferred provision..................................  $ 79,600    $ 25,500    $49,200
                                                              ========    ========    =======

The principal items in the deferred tax liability at December 31, 1999 and 1998 are as follows (in thousands of dollars):

                                                                1999         1998
                                                              ---------    ---------
Difference between tax and book depreciation................  $ 480,055    $ 384,849
Accrued and prepaid expense deducted for tax purposes when
  paid or incurred..........................................   (198,246)    (180,010)
Tax operating loss carryforwards............................    (10,709)     (12,462)
Federal alternative minimum tax credit carryforwards........         --         (877)
                                                              ---------    ---------
        Total...............................................  $ 271,100    $ 191,500
                                                              =========    =========

The tax operating loss carryforwards at December 31, 1999 of $10.7 million relate to certain foreign operations and have the following expiration dates (in millions): $2.6 in 2005 and $8.1 with no expiration date. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

                                                                 Years ended December 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Computed tax at statutory rate.............................  $196,138    $162,887    $120,145
State and local income taxes, net of Federal income tax
  benefit..................................................    20,324      17,334      12,168
Tax effect on the amortization of the cost in excess of the
  Company's net assets.....................................     7,176       6,384       5,770
Income taxes on foreign earnings at effective rates
  different from the U.S. statutory rate, including the
  anticipated realization of certain foreign tax benefits
  and the effect of subsidiaries' gains and losses and
  exchange adjustments with no tax effect..................     3,790       2,254       3,118
All other items, net, none of which exceeded 5% of computed
  tax......................................................    (3,036)       (476)        451
                                                             --------    --------    --------
  Total provision..........................................  $224,392    $188,383    $141,652
                                                             ========    ========    ========

NOTE 10 -- LEASE AND CONCESSION AGREEMENTS
Hertz has various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum and real estate leases under which the following amounts were expensed (in thousands of dollars):

                                                                 Years ended December 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Rents......................................................  $ 57,362    $ 46,974    $ 45,553
Concession fees:
  Minimum fixed obligations................................   170,724     152,302     125,714
  Additional amounts, based on revenues....................   147,723     155,940     140,790
                                                             --------    --------    --------
        Total..............................................  $375,809    $355,216    $312,057
                                                             ========    ========    ========

As of December 31, 1999, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

                                                               Rents     Concessions
                                                              -------    -----------
Years ended December 31, 2000...............................  $47,706     $109,927
2001........................................................   41,283       92,679
2002........................................................   34,628       73,668
2003........................................................   28,538       41,269
2004........................................................   21,638       14,026
Years after 2004............................................   63,890       60,814

                     THE HERTZ CORPORATION AND SUBSIDIARIES

In addition to the above, Hertz has various leases on cars and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Cars........................................................  $18,463    $14,496    $13,888
Office and computer equipment...............................   19,108     17,948     18,618
                                                              -------    -------    -------
        Total...............................................  $37,571    $32,444    $32,506
                                                              =======    =======    =======

As of December 31, 1999, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): office and computer equipment 2000, $9,611; 2001, $6,571; 2002, $3,786; 2003, $632; 2004, $117; after 2004, $50.

NOTE 11 -- SEGMENT INFORMATION
The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with the year ended December 31, 1998. The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has identified two significant segments: rental and leasing of cars and light trucks ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contribution of these segments, as well as "corporate and other," for each of the three years ended December 31, 1999 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of intangibles, certain interest expense, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues
  Car rental................................................  $ 3,822    $ 3,573    $ 3,419
  Industrial and construction equipment rental..............      843        631        445
  Corporate and other.......................................       51         34         27
                                                              -------    -------    -------
    Total...................................................  $ 4,716    $ 4,238    $ 3,891
                                                              =======    =======    =======
Income (loss) before income taxes
  Car rental................................................  $   513    $   425    $   312
  Industrial and construction equipment rental..............       84         77         72
  Corporate and other.......................................      (37)       (37)       (41)
                                                              -------    -------    -------
    Total...................................................  $   560    $   465    $   343
                                                              =======    =======    =======
Depreciation of revenue earning equipment
  Car rental................................................  $ 1,029    $   924    $   881
  Industrial and construction equipment rental..............      212        154         99
  Corporate and other.......................................       --         --         --
                                                              -------    -------    -------
    Total...................................................  $ 1,241    $ 1,078    $   980
                                                              =======    =======    =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Depreciation of property and equipment
  Car rental................................................  $    85    $    80    $    73
  Industrial and construction equipment rental..............       25         26         13
  Corporate and other.......................................        2          2          2
                                                              -------    -------    -------
    Total...................................................  $   112    $   108    $    88
                                                              =======    =======    =======
Amortization of intangibles
  Car rental................................................  $     2    $     5    $     3
  Industrial and construction equipment rental..............        9          4         --
  Corporate and other.......................................       17         17         17
                                                              -------    -------    -------
    Total...................................................  $    28    $    26    $    20
                                                              =======    =======    =======
Operating income (loss) (pre-tax income before interest)
  Car rental................................................  $   752    $   656    $   550
  Industrial and construction equipment rental..............      176        143        122
  Corporate and other.......................................      (26)       (27)       (27)
                                                              -------    -------    -------
    Total...................................................  $   902    $   772    $   645
                                                              =======    =======    =======
Total assets at end of year
  Car rental................................................  $ 7,331    $ 6,691    $ 5,888
  Industrial and construction equipment rental..............    2,268      1,883      1,034
  Corporate and other.......................................      538        299        514
                                                              -------    -------    -------
    Total...................................................  $10,137    $ 8,873    $ 7,436
                                                              =======    =======    =======
Revenue earning equipment, net, at end of year
  Car rental................................................  $ 4,762    $ 4,473    $ 4,040
  Industrial and construction equipment rental..............    1,502      1,309        852
  Corporate and other.......................................       --         --         --
                                                              -------    -------    -------
    Total...................................................  $ 6,264    $ 5,782    $ 4,892
                                                              =======    =======    =======
Revenue earning equipment and property and equipment
Car rental
  Expenditures..............................................  $ 8,237    $ 7,326    $ 7,345
  Proceeds from sale........................................   (6,605)    (5,809)    (6,539)
                                                              -------    -------    -------
    Net expenditures........................................  $ 1,632    $ 1,517    $   806
                                                              =======    =======    =======
Industrial and construction equipment rental
  Expenditures..............................................  $   575    $   625    $   365
  Proceeds from sale........................................     (185)      (123)      (105)
                                                              -------    -------    -------
    Net expenditures........................................  $   390    $   502    $   260
                                                              =======    =======    =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Corporate and other
  Expenditures..............................................  $    16    $     1    $    39
  Proceeds from sale........................................       --         --         --
                                                              -------    -------    -------
    Net expenditures........................................  $    16    $     1    $    39
                                                              =======    =======    =======

The Company operates in the United States and in foreign countries. The operations within major geographic areas are summarized as follows (in millions of dollars):

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues
  United States.............................................  $ 3,639    $ 3,283    $ 2,993
  Foreign operations (substantially Europe).................    1,077        955        898
                                                              -------    -------    -------
    Total...................................................  $ 4,716    $ 4,238    $ 3,891
                                                              =======    =======    =======
Income before income taxes
  United States.............................................  $   459    $   377    $   273
  Foreign operations (substantially Europe).................      101         88         70
                                                              -------    -------    -------
    Total...................................................  $   560    $   465    $   343
                                                              =======    =======    =======
Depreciation of revenue earning equipment
  United States.............................................  $ 1,044    $   931    $   857
  Foreign operations (substantially Europe).................      197        147        123
                                                              -------    -------    -------
    Total...................................................  $ 1,241    $ 1,078    $   980
                                                              =======    =======    =======
Depreciation of property and equipment
  United States.............................................  $    89    $    85    $    69
  Foreign operations (substantially Europe).................       23         23         19
                                                              -------    -------    -------
    Total...................................................  $   112    $   108    $    88
                                                              =======    =======    =======
Amortization of intangibles
  United States.............................................  $    24    $    21    $    18
  Foreign operations (substantially Europe).................        4          5          2
                                                              -------    -------    -------
    Total...................................................  $    28    $    26    $    20
                                                              =======    =======    =======
Operating income (pre-tax income before interest)
  United States.............................................  $   763    $   648    $   540
  Foreign operations (substantially Europe).................      139        124        105
                                                              -------    -------    -------
    Total...................................................  $   902    $   772    $   645
                                                              =======    =======    =======
Total assets at end of year
  United States.............................................  $ 8,044    $ 6,916    $ 5,893
  Foreign operations (substantially Europe).................    2,093      1,957      1,543
                                                              -------    -------    -------
    Total...................................................  $10,137    $ 8,873    $ 7,436
                                                              =======    =======    =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                                                                Years ended December 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenue earning equipment, net, at end of year
  United States.............................................  $ 5,088    $ 4,749    $ 4,015
  Foreign operations (substantially Europe).................    1,176      1,033        877
                                                              -------    -------    -------
    Total...................................................  $ 6,264    $ 5,782    $ 4,892
                                                              =======    =======    =======
Revenue earning equipment and property and equipment
  United States
    Expenditures............................................  $ 6,596    $ 5,904    $ 5,723
    Proceeds from sale......................................   (4,992)    (4,192)    (4,640)
                                                              -------    -------    -------
      Net expenditures......................................  $ 1,604    $ 1,712    $ 1,083
                                                              =======    =======    =======
  Foreign operations (substantially Europe)
    Expenditures............................................  $ 2,232    $ 2,048    $ 2,026
    Proceeds from sale......................................   (1,798)    (1,740)    (2,004)
                                                              -------    -------    -------
      Net expenditures......................................  $   434    $   308    $    22
                                                              =======    =======    =======

NOTE 12 -- LITIGATION
The Company is currently a defendant in three purported class actions that have been brought in two states, in which the plaintiffs seek unspecified damages and injunctive relief arising out of the Company's allegedly improper sale of one or more optional insurance products (Liability Insurance Supplement and Personal Accident Insurance/Personal Effects Coverage) in connection with vehicle rentals. A common feature of the actions is a claim that applicable insurance laws were violated in the sale of optional insurance products because the Company's counter sales representatives were not licensed insurance salespersons. Details of those actions appear below. Other similar actions in Texas, Alabama, Wisconsin and California have been concluded and/or dismissed with no finding of liability to the Company.

On September 2, 1997, Ben C. Martin, Archie Powell, William Johnson, individually and on behalf of all others similarly situated v. The Hertz Corporation, et al. was commenced in Circuit Court of Mobile County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Southern District of Alabama (Mobile). The plaintiffs moved to remand and, after a court-imposed stay of the proceedings, the case was remanded to the Circuit Court of Mobile County, Alabama. In December of 1999, the Company filed a Motion for Judgment on the Pleadings -- similar to a motion previously filed and granted in the Leonard case (below). In February 2000, the Court dismissed the plaintiff's case with prejudice. The deadline for filing an appeal is pending. Martin purports to be a class action on behalf of all individuals in the United States who rented from the defendants and paid for optional insurance products.

On October 2, 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. Enterprise Rent A Car, The Hertz Corporation, et al. was commenced in Circuit Court of Coosa County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). As with the Martin case, Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. The Company and the other defendant car rental companies filed a series of motions which sought dismissal of the various causes of action based upon the judge's initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January of 2000 and the plaintiffs subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Eleventh Circuit in Atlanta, Georgia.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

On June 2, 1999, Fred Saffer and Jennifer Nicoletta, on behalf of themselves and all others similarly situated v. The Hertz Corporation, Enterprise Rent-A-Car, et al. was commenced in Superior Court of New Jersey, Law Division, Essex County. The initial complaint claimed that the collection by the Company of New Jersey general sales tax on certain fueling charges imposed on renters was not required by law and was an unfair trade practice. The complaint was later amended to include a claim that the Company sold optional insurance products without appropriate licensure, similar to the claims advanced in the other actions described above. The Company moved to dismiss the insurance-related components of the complaint for failure to state a claim on which relief could be granted, and that motion was granted. The undismissed portion of the action was stayed pending the resolution of a sales tax refund claim that the Company brought administratively. The plaintiff subsequently moved for reconsideration and requested permission of the court to file a second amended complaint seeking to add an additional class representative and to add requests for relief based on additional allegations of misconduct relating to fueling charges and sales taxes imposed on the sale of loss damage waiver to renter of vehicles. Those motions are pending.

The Company is also a defendant in a private attorney general action which challenges the Company's practices in offering the optional fuel and service charge. On January 20, 1998, Peter Schnall, on behalf of himself and all others similarly situated v. The Hertz Corporation was commenced in the Superior Court of California, County of San Francisco. The complaint alleged violations of the California Business and Professions Code by claiming that the optional fuel and service charge constitutes an "unlawful business practice" and that the prices charged constitute unfair liquidated damages under the rental agreement. The Company filed demurrers to the initial complaint and an amended complaint, and the trial court sustained the demurrer to the amended complaint without leave to amend. The trial court then entered judgment in the Company's favor in June of 1998. Plaintiff appealed the trial court's decision to the Court of Appeal of California, First Appellate District in San Francisco. In an opinion issued in March 2000, the Court of Appeal sustained in part and reversed in part the trial court's decision and ordered the matter remanded with respect to plaintiff's challenge of the manner in which the Company discloses and explains the fuel and service charge.

The Company believes that it has meritorious defenses in the foregoing actions and will defend itself vigorously.

In February 2000, a patent infringement suit naming the Company as a defendant was filed in the U.S. District Court for the Eastern District of Texas by an individual, Allan Konrad, who holds three patents allegedly covering intranet/internet use. Mr. Konrad also owns a fourth patent application allegedly covering e-commerce. Thirty-eight other companies, including Ford, are codefendants in this litigation. The Company procures all products and services related to this infringement allegation from suppliers and believes that it is entitled to be indemnified by these suppliers for any loss that may result from this litigation.

The technology covered in the Konrad patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents. Technology of this type is widely used in the Company and continued use is required.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 13 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
A summary of the quarterly operating results during 1999 and 1998 were as follows (in thousands):

                                                                                           Earnings
                                          Operating Income      Income                     Per Share
                                          (Pre-tax Income    Before Income     Net      ---------------
                              Revenues    Before Interest)       Taxes        Income    Basic   Diluted
                             ----------   ----------------   -------------   --------   -----   -------
1999
  First quarter............  $1,032,955       $159,189         $ 82,039      $ 48,761   $ .45   $   .45
  Second quarter...........   1,167,389        226,276          146,929        87,903     .81       .81
  Third quarter............   1,344,808        326,409          232,695       139,036    1.29      1.28
  Fourth quarter...........   1,170,514        189,878           98,730        60,301     .56       .56
                             ----------       --------         --------      --------   -----   -------
    Total Year.............  $4,715,666       $901,752         $560,393      $336,001   $3.11   $  3.10
                             ==========       ========         ========      ========   =====   =======
1998
  First quarter............  $  898,796       $129,358         $ 60,726      $ 35,407   $ .33   $   .33
  Second quarter...........   1,048,357        200,675          127,291        75,057     .69       .69
  Third quarter............   1,225,145        286,212          200,318       118,678    1.10      1.09
  Fourth quarter...........   1,066,035        155,421           77,057        47,867     .44       .44
                             ----------       --------         --------      --------   -----   -------
    Total Year.............  $4,238,333       $771,666         $465,392      $277,009   $2.56   $  2.55
                             ==========       ========         ========      ========   =====   =======

NOTE 14 -- FINANCIAL INSTRUMENTS
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. All borrowings by foreign operations are either in the foreign operation's local currency or, if in non-local currency, on a fully hedged basis to minimize foreign exchange exposure. As of December 31, 1999, the Company had no significant concentration of credit risk.

CASH AND EQUIVALENTS
Fair value approximates cost indicated on the balance sheet at December 31, 1999, because of the short-term maturity of these instruments.

DEBT
Fair value is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities. Carrying value was used as fair value for borrowings with an initial maturity of 93 days or less. The fair value of all debt at December 31, 1999 approximated $6.47 billion compared to carrying value of $6.60 billion.

FINANCIAL INSTRUMENTS
The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at December 31, 1999 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 6.33%, with 44% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.31%, with 46% of debt subject to variable interest rates

                     THE HERTZ CORPORATION AND SUBSIDIARIES
when not considering the swap agreements. At December 31, 1999, these agreements expressed in notional amounts aggregated $89.1 million swaps. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At December 31, 1999, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net receivable of $1.0 million.

The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates for certain foreign currency loans and selected marketing programs. These arrangements consist of foreign exchange forward contracts and the purchase of foreign exchange options. At December 31, 1999, the total notional amount of these instruments was $83.6 million and the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $.2 million.

The fair value of the interest rate and foreign currency instruments were estimated using market prices provided by financial institutions. The following is the estimated fair value and notional amount of the outstanding instruments at December 31, 1999 and their maturity dates (in millions):

                                                                           Fair     Notional
                                                              Maturity   Value(a)   Amount(b)
                                                              --------   --------   ---------
Interest Rate Instruments
                                                                  2000                $31.6
-  Assets...................................................                 --
-  Liabilities..............................................                 .1
                                                                  2001                 30.5
-  Assets...................................................                 .3
-  Liabilities..............................................                 --
                                                                  2002                 24.9
-  Assets...................................................                 .7
-  Liabilities..............................................                 --
                                                                  2003                  2.1
-  Assets...................................................                 .1
-  Liabilities..............................................                 --
                                                                          -----       -----
    Total...................................................              $ 1.0       $89.1
                                                                          =====       =====
Foreign Currency Instruments(c)
                                                                  2000                $75.4
-  Assets...................................................                 --
-  Liabilities..............................................                 .1
                                                                  2001                  8.2
-  Assets...................................................                 --
-  Liabilities..............................................                 .1
                                                                          -----       -----
    Total...................................................              $ (.2)      $83.6
                                                                          =====       =====

(a) Fair value is representative of the Company's obligation under the contracts, assuming the contracts were terminated at December 31, 1999.

(b) The notional amount represents the contract amount and does not represent the amount at risk.

(c) As of December 31, 1999, no one currency represented the majority of the outstanding foreign currency instruments, except for forward contracts to sell French Francs and buy United States Dollars in the amount of $70.1 million and options to sell British Pounds in the notional amount of $7.7 million and Japanese Yen in the notional amount of $3.6 million.

                                  SCHEDULE II

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   Additions           Deductions
                                    Balance at     ----------    -----------------------
                                   Beginning of    Charged to    Translation                Balance at
                                       Year          Income      Adjustments     Other      End of Year
                                   ------------    ----------    -----------    --------    -----------
                                                           Dollars in thousands
1999
  Allowance for doubtful
    accounts.....................    $ 16,040       $ 19,824       $1,297       $ 10,268(a)  $ 24,299
                                     ========       ========       ======       ========     ========
  Public liability and property
    damage.......................    $307,219       $123,950       $ (412)      $139,008(b)  $292,573
                                     ========       ========       ======       ========     ========
1998
  Allowance for doubtful
    accounts.....................    $ 13,927       $  5,051       $ (373)      $  3,311(a)  $ 16,040
                                     ========       ========       ======       ========     ========
  Public liability and property
    damage.......................    $310,475       $114,373       $  531       $117,098(b)  $307,219
                                     ========       ========       ======       ========     ========
1997
  Allowance for doubtful
    accounts.....................    $ 12,268       $  9,623       $  978       $  6,986(a)  $ 13,927
                                     ========       ========       ======       ========     ========
  Public liability and property
    damage.......................    $321,118       $122,540       $  376       $132,807(b)  $310,475
                                     ========       ========       ======       ========     ========

---------------
(a) Amounts written off, net of recoveries.

(b) Payments of claims and expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" and "Executive Officers and Compensation" in the Company's Proxy Statement for its 2000 annual meeting of stockholders.

For information concerning the Executive Officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by Item 11 is incorporated by reference from the information under the caption "Executive Officers and Compensation" in the Company's Proxy Statement for its 2000 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership" in the Company's Proxy Statement for its 2000 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2000 annual meeting of stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                            Page
                                                                            ----

(a) 1.  Financial Statements:
     The Hertz Corporation and Subsidiaries --
       Report of Independent Public Accountants.........................      27
       Consolidated Balance Sheet at December 31, 1999 and 1998.........      28
       Consolidated Statement of Income for the years ended December 31, 1999,
     1998 and 1997......................................................      29
       Consolidated Statement of Stockholders' Equity for the years ended
         December 31, 1999, 1998 and 1997...............................      30
       Consolidated Statement of Cash Flows for the years ended December 31,
     1999, 1998 and 1997.................................................  31-32
       Notes to Consolidated Financial Statements........................  33-54

    2.  Financial Statement Schedules:
       The Hertz Corporation and Subsidiaries --
       Schedule II -- Valuation and qualifying accounts for the years
         ended December 31, 1999, 1998 and 1997.........................      55

    3. Exhibits:
       (3) Articles of Incorporation and By-Laws
         (a) Restated Certificate of Incorporation of the Company.*
         (b) By-Laws of the Company, effective January 1, 2000.

        (4) Instruments defining the rights of security holders, including indentures
         (a) At December 31, 1999, the Company had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.
      (10) Material Contracts.
         (a) Car Supply Agreement between the Company and Ford.*
         (b) Joint Advertising Agreement between the Company and Ford.*
         (c) Tax-Sharing Agreement between the Company and Ford.*
         (d) The Hertz Corporation Benefit Equalization Plan.*
         (e) The Hertz Corporation Supplemental Retirement and Savings Plan, as amended.*
         (f)  The Hertz Corporation Executive Incentive Compensation Plan.*
         (g) The Hertz Corporation Long-Term Incentive Plan.*
         (h) Form of The Hertz Corporation Special Supplemental Executive Pension Benefit for Frank A.
            Olson and William Sider.*
         (i)  Employment Agreement between the Company and Frank A. Olson.*
         (j)  Employment Agreement between the Company and Craig R. Koch.*
         (k)  Employment Agreement between the Company and Brian J. Kennedy.*
         (l) Employment Agreement between the Company and Joseph R. Nothwang (filed as Exhibit (10)(n) to the
            Company's Annual Report on Form 10-K for the year ended December 31,
           1997).
         (m) Employment Agreement between the Company and Gerald A. Plescia (filed as Exhibit (10)(o) to the
            Company's Annual Report on Form 10-K for the year ended December 31,
           1997).
         (n) Employment Agreement between the Company and Paul J. Siracusa (filed as Exhibit (10)(p) to the Company's Annual Report on
            Form 10-K for the year ended December 31, 1997).
           (o) The Hertz Corporation Supplemental Executive Retirement Plan (filed as Exhibit (10)(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
      (12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 1999
      (21) Subsidiaries of the Company as of December 31, 1999
      (23) Consent of Independent Accountants
      (27) Consolidated Financial Data Schedule for the year ended December 31, 1999
---------------
* Incorporated herein by reference from the Company's Registration Statement No. 333-22517 on Form S-1.

(b) Reports on Form 8-K.

The Company filed a Form 8-K dated October 15, 1999, reporting the issuance of a press release with respect to its third quarter 1999 earnings.

The Company filed a Form 8-K dated October 25, 1999, reporting the issuance of a press release with respect to its declaration of a quarterly dividend.

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

March 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                  /s/ CRAIG R. KOCH                    President and Chief Executive Officer
-----------------------------------------------------    (Principal Executive Officer)
                    Craig R. Koch

                 /s/ FRANK A. OLSON                    Director and Chairman of the Board
-----------------------------------------------------
                   Frank A. Olson

                 /s/ W. WAYNE BOOKER                   Director
-----------------------------------------------------
                   W. Wayne Booker

                /s/ LOUIS C. BURNETT                   Director
-----------------------------------------------------
                  Louis C. Burnett

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

                                 EXHIBIT INDEX

 (3)(b)  By-Laws of the Company, effective January 1, 2000.

(12)     Computation of Consolidated Ratio of Earnings to Fixed
         Charges for each of the five years in the period ended
         December 31, 1999.
(21)     Subsidiaries of the Company as of December 31, 1999.
(23)     Consent of Independent Accountants.
(27)     Consolidated Financial Data Schedule for the year ended
         December 31, 1999.