Form 10-Q
period 2000-03-31
HERTZ CORP
filed 2000-05-12
CIK 47129

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7541

                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2000: Common Stock, $0.01 par value -- Class A, 40,443,632 shares and Class B, 67,310,167 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)
                                   UNAUDITED

                                                               MARCH 31,     DEC. 31,
                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS
Cash and equivalents........................................  $   171,592   $   208,652
Receivables, less allowance for doubtful accounts of $23,741
  and $24,299...............................................      941,470     1,092,955
Due from affiliates.........................................      333,663       698,612
Inventories, at lower of cost or market.....................       62,269        57,546
Prepaid expenses and other assets...........................      129,301       120,270
Revenue earning equipment, at cost:
  Cars......................................................    6,015,461     5,277,472
     Less accumulated depreciation..........................     (523,558)     (515,128)
  Other equipment...........................................    1,957,582     1,953,854
     Less accumulated depreciation..........................     (467,696)     (452,420)
                                                              -----------   -----------
          Total revenue earning equipment...................    6,981,789     6,263,778
                                                              -----------   -----------
Property and equipment, at cost:
  Land, buildings and leasehold improvements................      820,400       806,058
  Service equipment.........................................      794,728       775,010
                                                              -----------   -----------
                                                                1,615,128     1,581,068
     Less accumulated depreciation..........................     (683,449)     (673,710)
                                                              -----------   -----------
          Total property and equipment......................      931,679       907,358
                                                              -----------   -----------
Goodwill and other intangible assets, net of amortization
  (Note 3)..................................................      808,240       787,536
                                                              -----------   -----------
          Total assets......................................  $10,360,003   $10,136,707
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $   633,397   $   546,111
Accrued liabilities.........................................      548,359       604,307
Accrued taxes...............................................      165,052       146,405
Debt (Note 6)...............................................    6,745,593     6,602,220
Public liability and property damage........................      283,329       292,573
Deferred taxes on income....................................      278,900       271,100
Stockholders' equity:
  Class A Common Stock, $0.01 par value, 440,000,000 shares
     authorized, 40,956,858 shares issued...................          410           410
  Class B Common Stock, $0.01 par value, 140,000,000 shares
     authorized, 67,310,167 shares issued...................          673           673
  Additional capital paid-in................................      982,271       982,298
  Unamortized restricted stock grants.......................       (7,464)       (3,452)
  Retained earnings.........................................      817,417       766,513
  Accumulated other comprehensive income (Note 9)...........      (67,226)      (52,499)
  Treasury stock, at cost, 513,226 shares and 420,725
     shares.................................................      (20,708)      (19,952)
                                                              -----------   -----------
          Total stockholders' equity........................    1,705,373     1,673,991
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $10,360,003   $10,136,707
                                                              ===========   ===========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                           (IN THOUSANDS OF DOLLARS)
                                   UNAUDITED

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Revenues:
  Car rental................................................  $  898,831   $  827,253
  Industrial and construction equipment rental..............     202,031      175,533
  Car leasing...............................................      10,604        9,186
  Franchise fees and other revenue..........................      23,739       20,983
                                                              ----------   ----------
          Total revenues....................................   1,135,205    1,032,955
                                                              ----------   ----------
Expenses:
  Direct operating..........................................     539,001      488,288
  Depreciation of revenue earning equipment (Note 5)........     304,030      276,725
  Selling, general and administrative.......................     109,613      108,753
  Interest, net of interest income of $3,517 and $2,504.....      89,275       77,150
                                                              ----------   ----------
          Total expenses....................................   1,041,919      950,916
                                                              ----------   ----------
Income before income taxes..................................      93,286       82,039
Provision for taxes on income (Note 4)......................      36,986       33,278
                                                              ----------   ----------
Net income..................................................  $   56,300   $   48,761
                                                              ==========   ==========
Earnings per share (Note 2):
  Basic.....................................................  $      .52   $      .45
                                                              ==========   ==========
  Diluted...................................................  $      .52   $      .45
                                                              ==========   ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                   UNAUDITED

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Cash flows from operating activities:
  Net income................................................  $    56,300   $    48,761
  Non-cash expenses:
    Depreciation of revenue earning equipment...............      304,030       276,725
    Depreciation of property and equipment..................       31,610        30,970
    Amortization of intangibles.............................        7,441         6,678
    Amortization of restricted stock grants.................        1,000         1,098
    Provision for public liability and property damage......       25,364        25,934
    Provision for losses for doubtful accounts..............        6,639         1,907
    Deferred income taxes...................................        7,800         3,300
  Revenue earning equipment expenditures....................   (3,207,289)   (2,652,135)
  Proceeds from sales of revenue earning equipment..........    2,171,978     1,884,077
  Changes in assets and liabilities:
    Receivables.............................................      123,629        61,069
    Due from affiliates.....................................      364,949        75,789
    Inventories and prepaid expenses and other assets.......      (10,708)      (17,042)
    Accounts payable........................................       94,656        56,328
    Accrued liabilities.....................................      (47,430)        6,487
    Accrued taxes...........................................       16,663        34,454
  Payments of public liability and property damage claims
    and expenses............................................      (34,612)      (37,797)
                                                              -----------   -----------
         Net cash used in operating activities..............      (87,980)     (193,397)
                                                              -----------   -----------
Cash flows from investing activities:
  Property and equipment expenditures.......................      (60,254)      (77,767)
  Proceeds from sales of property and equipment.............        6,205        10,165
  Available-for-sale securities:
    Purchases...............................................       (2,255)       (1,294)
    Sales...................................................        2,108         1,470
  Investment in joint venture...............................       (2,700)           --
  Purchases of various operations, net of cash (see
    supplemental disclosures below).........................      (49,000)      (76,239)
                                                              -----------   -----------
         Net cash used in investing activities..............     (105,896)     (143,665)
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................        1,215       300,728
  Repayment of long-term debt...............................      (18,970)     (100,502)
  Short-term borrowings:
    Proceeds................................................       91,374       453,890
    Repayments..............................................     (403,260)     (461,943)
    Ninety day term or less, net............................      499,543       158,809
  Cash dividends paid on common stock.......................       (5,396)       (5,395)
  Purchases of treasury stock...............................      (11,276)       (2,518)
  Proceeds from sale of treasury stock......................        2,634           674
  Tax benefit from employee stock compensation plans........        2,846           378
                                                              -----------   -----------
         Net cash provided by financing activities..........      158,710       344,121
                                                              -----------   -----------
Effect of foreign exchange rate changes on cash.............       (1,894)       (1,409)
                                                              -----------   -----------
Net (decrease) increase in cash and equivalents during the
  period....................................................      (37,060)        5,650
Cash and equivalents at beginning of year...................      208,652       188,466
                                                              -----------   -----------
Cash and equivalents at end of period.......................  $   171,592   $   194,116
                                                              ===========   ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amounts capitalized)...................  $   105,203   $    90,347
    Income taxes............................................       17,809        10,001

     In connection with acquisitions made in the first quarter of 2000 and 1999, liabilities assumed were $27.8 million and $39.4 million, respectively.

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 1999, filed by the registrant (the "Company") with the Securities and Exchange Commission on March 17, 2000, has been followed in preparing the accompanying consolidated financial statements.

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

NOTE 2 -- EARNINGS PER SHARE

     The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
Basic earnings per share:
  Net income.......................................  $     56,300   $     48,761
                                                     ------------   ------------
  Average common shares outstanding................   107,848,781    107,889,681
                                                     ------------   ------------
  Basic earnings per share.........................  $       0.52   $       0.45
                                                     ============   ============
Diluted earnings per share:
  Net income.......................................  $     56,300   $     48,761
                                                     ------------   ------------
  Average common shares outstanding................   107,848,781    107,889,681
  Dilutive effect of stock options.................       253,680        507,258
                                                     ------------   ------------
  Average diluted common shares outstanding........   108,102,461    108,396,939
                                                     ------------   ------------
  Diluted earnings per share.......................  $       0.52   $       0.45
                                                     =============  ============

     For the three months ended March 31, 2000 and March 31, 1999, options to purchase 3,054,255 shares and 997,345 shares, respectively, of common stock were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 3 -- ACQUISITIONS

     During the three months ended March 31, 2000, the Company acquired one European and three U.S. equipment rental and sales companies. The aggregate purchase price of the acquisitions was $49.0 million, net of cash acquired, plus the assumption of $18.1 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $30.7 million, which has been recognized as goodwill and is being amortized over periods from 25 to 40 years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

NOTE 4 -- TAXES ON INCOME

     The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35%, due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit.

NOTE 5 -- DEPRECIATION OF REVENUE EARNING EQUIPMENT

     Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Depreciation of revenue earning equipment...................  $309,271   $279,274
Adjustment of depreciation upon disposal of the equipment...    (8,524)    (6,642)
Rents paid for vehicles leased..............................     3,283      4,093
                                                              --------   --------
          Total.............................................  $304,030   $276,725
                                                              ========   ========

     Effective January 1, 2000, certain lives being used to compute the provision for depreciation of revenue earning equipment used in the Company's domestic industrial and construction equipment rental operations were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the three months ended March 31, 2000 decreased $3.7 million. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2000 and 1999 included net gains of $5.7 million and $5.9 million, respectively, on the sale of equipment in the Company's industrial and construction equipment rental operations; and net gains of $2.8 million and $.7 million, respectively, in the car rental and car leasing operations.

     During the three months ended March 31, 2000, the Company purchased Ford vehicles at a cost of approximately $1.3 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $.8 billion.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 6 -- DEBT

     Debt at March 31, 2000 and December 31, 1999 consisted of the following (in thousands of dollars):

                                                              MARCH 31,     DEC. 31,
                                                                 2000         1999
                                                              ----------   ----------
Notes payable, including commercial paper, average interest
  rate: 6.0%................................................  $2,129,642   $2,082,417
Promissory notes, average interest rate:
  6.9%, net of unamortized discount:
  2000, $8,949; 1999, $9,344; due 2000 to 2028..............   3,141,051    3,140,657
Junior subordinated promissory notes, average interest rate
  6.9%; net of unamortized discount: 2000, $104; 1999, $115;
  due 2000 to 2003..........................................     399,896      399,885
Subsidiaries' short-term debt, in dollars and foreign
  currencies, including commercial paper in millions (2000,
  $566.5; 1999, $482.1); and other borrowings; average
  interest rate:
  2000, 4.5%; 1999, 4.6%....................................   1,075,004      979,261
                                                              ----------   ----------
          Total.............................................  $6,745,593   $6,602,220
                                                              ==========   ==========

     The aggregate amounts of maturities of debt for the twelve-month periods following March 31, 2000 are as follows (in millions): 2001, $3,594.7 (including $3,164.6 of commercial paper and short-term borrowings); 2002, $252.2; 2003, $700.3; 2004, $250.3; 2005, $250.2, after 2005, $1,697.9.

     At March 31, 2000, approximately $1,038 million of the Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

     The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at March 31, 2000 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 6.28%, with 46% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.27%, with 47% of debt subject to variable interest rates when not considering the swap agreements. At March 31, 2000, these agreements expressed in notional amounts aggregated $80.5 million. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At March 31, 2000, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net receivable of $1.0 million. The notional principal of $80.5 million matures as follows: $19.8, $30.8, $26.6, $3.0, and $.3 in 2000, 2001,
2002, 2003 and 2004, respectively.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

NOTE 7 -- STOCK-BASED COMPENSATION

     The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The total number of shares of Class A Common Stock that may be subject to awards under the Plan is 8,120,026 shares. On January 1, 2000, the Company granted an additional award of 100,000 shares of restricted stock. On February 8, 2000, the Company granted nonqualified stock options for 1,090,800 shares of Class A Common Stock. The options were granted at the closing market price on that day of $41.94 per share. As of March 31, 2000, 3,040,127 shares were available for awards under the Plan.

     The Company sponsors an Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on July 1, 1999. The ESPP allows eligible employees an opportunity to purchase shares of Class A Common Stock through accumulated payroll deductions at 85% of the closing price at the end of each quarterly offering period.

     During the three months ended March 31, 2000, the Company acquired 293,572 shares of its Class A Common Stock for requirements under the above Plans.

NOTE 8 -- SEGMENT INFORMATION

     The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income before income taxes for the three months ended March 31, 2000 and 1999 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and certain interest, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                               THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------
                                                                                  INCOME (LOSS)
                                                                                  BEFORE INCOME
                                                                REVENUES              TAXES
                                                           -------------------    -------------
                                                             2000       1999      2000    1999
                                                           --------   --------    -----   -----
Car rental and leasing...................................  $  920.6   $  848.0    $93.1   $75.6
Industrial and construction equipment rental.............     202.1      175.7      4.0     8.1
Corporate and other......................................      12.5        9.3     (3.8)   (1.7)
                                                           --------   --------    -----   -----
  Consolidated total.....................................  $1,135.2   $1,033.0    $93.3   $82.0
                                                           ========   ========    =====   =====

NOTE 9 -- COMPREHENSIVE INCOME

     Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $65,586 and $50,878 at March 31, 2000 and December 31, 1999, respectively. Comprehensive income for the three months ended March 31, 2000 and 1999 was as follows (in thousands of dollars):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net income..................................................  $56,300    $48,761
                                                              -------    -------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments..................  (14,708)   (18,342)
  Unrealized losses on available-for-sale securities........      (19)       (71)
                                                              -------    -------
     Other comprehensive loss...............................  (14,727)   (18,413)
                                                              -------    -------
Comprehensive income........................................  $41,573    $30,348
                                                              =======    =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three Months ended March 31, 2000 Compared with Three Months ended March 31, 1999

SUMMARY

     The following table sets forth for the three months ended March 31, 2000 and 1999 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                              PERCENTAGE OF REVENUES
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                               2000           1999
                                                              -------        -------
Revenues:
  Car rental................................................    79.2%          80.1%
  Industrial and construction equipment rental..............    17.8           17.0
  Car leasing...............................................      .9             .9
  Franchise fees and other revenue..........................     2.1            2.0
                                                               -----          -----
                                                               100.0          100.0
                                                               -----          -----
Expenses:
  Direct operating..........................................    47.5           47.3
  Depreciation of revenue earning equipment.................    26.8           26.8
  Selling, general and administrative.......................     9.6           10.5
  Interest, net of interest income..........................     7.9            7.5
                                                               -----          -----
                                                                91.8           92.1
                                                               -----          -----
Income before income taxes..................................     8.2            7.9
Provision for taxes on income...............................     3.2            3.2
                                                               -----          -----
Net income..................................................     5.0%           4.7%
                                                               =====          =====

     The following table sets forth certain selected operating data of the Company for the three months ended March 31, 2000 and 1999:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Car rental and other operations:
  Average number of owned cars operated during period.......     326,000       297,000
  Number of transactions of owned car rental operations
     during period..........................................   5,720,000     5,292,000
  Average revenue per transaction of owned car rental
     operations during period (in whole dollars)............  $   157.13    $   156.31
Equipment rental operations:
  Average cost of rental equipment operated during period
     (in millions)..........................................  $    1,950    $    1,685

REVENUES

     The Company achieved record revenues of $1,135.2 million in the first quarter of 2000, which increased by 9.9% from $1,033.0 million in the first quarter of 1999. Revenues from car rental operations of $898.8 million in the first quarter of 2000 increased by $71.6 million, or 8.7% from $827.3 million in the first quarter of 1999. The increase was primarily the result of a worldwide increase in transactions of 8.1% that contributed $67.2 million in increased revenue. In addition, improved revenue per transaction worldwide, resulting from longer length rentals, contributed $22.2 million. This increase was partially offset by a decrease of $17.8 million from the effects of foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

     Revenues from industrial and construction equipment rental of $202.0 million in the first quarter of 2000 increased by 15.1% from $175.5 million in the first quarter of 1999. Of this $26.5 million increase, approximately $19.7 million was due to the inclusion of businesses acquired worldwide during 1999 and the first quarter of 2000.

     Revenues from all other sources of $34.3 million in the first quarter of 2000 increased by 13.8% from $30.2 million in the first quarter of 1999, primarily due to an increase in telecommunications revenue.

EXPENSES

     Total expenses of $1,041.9 million in 2000 increased by 9.6% from $950.9 million in 1999; however, total expenses as a percentage of revenues decreased to 91.8% in 2000 from 92.1% in 1999.

     Direct operating expenses of $539.0 million in 2000 increased by 10.4% from $488.3 million in 1999. The increase was primarily due to higher wages and benefits, facility costs, fuel costs, and other equipment rental operating costs due to the expansion of the industrial and construction equipment rental business.

     Depreciation of revenue earning equipment for the car rental and car leasing operations of $254.0 million in 2000 increased by 5.8% from $240.1 million in 1999, primarily due to an increase in the number of cars operated worldwide. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $50.0 million in 2000 increased by 36.6% from $36.6 million in 1999, primarily due to acquisitions of equipment rental and sales companies and an increase in equipment operated. This increase was partly offset by a reduction in depreciation of $3.7 million, due to changes made effective January 1, 2000 to increase certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment and to reflect changes in the estimated residual values of the equipment. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

     Selling, general and administrative expenses of $109.6 million in 2000 increased by .8% from $108.8 million in 1999. The increase was primarily due to an increase in administrative and sales promotion expenses. These increases were offset by a decrease in advertising costs.

     Interest expense of $89.3 million in 2000 increased 15.7% from $77.2 million in 1999, primarily due to higher average debt levels and an increase in the weighted-average interest rate in 2000.

     The tax provision of $37.0 million in 2000 increased 11.1% from $33.3 million in 1999, primarily due to the higher income before income taxes in 2000. The effective tax rate in 2000 is 39.6% as compared to 40.6% in 1999. See Note 4 to the Notes to the Company's consolidated financial statements.

NET INCOME

     The Company achieved record first quarter net income of $56.3 million in 2000, or $.52 per share on a diluted basis, representing an increase of 15.5% from $48.8 million, or $.45 per share on a diluted basis, in the first quarter of 1999. This increase was primarily due to higher revenues and improved profit margins in worldwide car rental operations and the net effect of other contributing factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars, and industrial and construction equipment. For the three months ended March 31, 2000, the Company's expenditures for revenue earning equipment were $3.2 billion (partially offset by proceeds from the sale of such equipment of $2.2 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. In the first quarter, the Company expended $49.0 million for new businesses acquired and assumed $18.1 million of related debt and invested $2.7 million in a business venture. For the three months ended March 31, 2000, the Company's capital investments for property and non-revenue earning equipment were $60.3 million.

                     THE HERTZ CORPORATION AND SUBSIDIARIES

     To finance its domestic operations, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of March 31, 2000 was $3.6 billion with maturities ranging from 2000 to 2028. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operations' local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At March 31, 2000, the total debt for the foreign operations was $1,070 million, of which $1,065 million was short-term (original maturity of less than one year) and $5 million was long-term. At March 31, 2000, the total amounts outstanding (in millions of U.S. dollars) under the Australian, Canadian and Irish commercial paper programs were $98, $214 and $254 respectively.

     At March 31, 2000, the Company had committed credit facilities totaling $3.2 billion. Of this amount, $2.2 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective February 9, 2000, the multi-year facilities totaling $1,151 million were renegotiated. Currently, $63 million expires on June 30, 2002, $137 million expires on June 30, 2003, and $951 million expires on June 30, 2004. The 364-day facilities totaling $1,062 million expire on June 21, 2000. The multi-year facilities that expire in 2004 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of 364-day facilities totaling $987 million, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan.

     In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 2001. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

     On March 10, 2000, the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to shareholders of record as of February 15, 2000.

     On April 21, 2000, the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock, payable on June 9, 2000 to shareholders of record as of May 15, 2000.

     Car rental is a seasonal business, with decreased travel in both the business and leisure segments in the winter months and heightened activity during the spring and summer. To accommodate increased demand, the Company increases its available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including rent, insurance, and administrative overhead, remains fixed and cannot be adjusted for seasonal demand. In certain geographic markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off-seasons.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         10 Material Contracts. Employment Agreement between the Company and
            Brian J. Kennedy.

         27 Consolidated Financial Data Schedule for the three months ended
            March 31, 2000.

     (b) Reports on Form 8-K:

         The Company filed a Form 8-K dated January 20, 2000 reporting the issuance of a press release with respect to its fourth quarter and full year 1999 earnings.

         The Company filed a Form 8-K dated February 8, 2000 reporting the issuance of a press release with respect to the declaration of a quarterly dividend.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE HERTZ CORPORATION
                                          (Registrant)

                                          By:    /s/ PAUL J. SIRACUSA
                                          --------------------------------------
                                                     Paul J. Siracusa
                                               Executive Vice President and
                                                 Chief Financial Officer
                                             (principal financial officer and
                                                 duly authorized officer)

Date:  May 12, 2000

                                                   COMMISSION FILE NUMBER 1-7541
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    EXHIBITS
                                   FILED WITH

                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                 MARCH 31, 2000
                                     UNDER
                      THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                             THE HERTZ CORPORATION
                         COMMISSION FILE NUMBER 1-7541

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

 10 Material Contracts. Employment Agreement between the Company and Brian J. Kennedy.
 27 Consolidated Financial Data Schedule for the three months ended March 31, 2000.