Form 10-Q
period 2000-06-30
HERTZ CORP
filed 2000-08-11
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2000: Common Stock, $0.01 par value - Class A, 40,153,361 shares and Class B, 67,310,167 shares.


                               Page 1 of 19 pages
                        The Exhibit Index is on page 19

                         PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                  ASSETS
                                                                                     June 30,           Dec. 31,
                                                                                      2000                1999
                                                                                    --------           --------
Cash and equivalents                                                             $    127,302       $    208,652
Receivables, less allowance for
   doubtful accounts of $22,609 and $24,299                                           904,286          1,092,955
Due from affiliates                                                                   326,798            698,612
Inventories, at lower of cost or market                                                71,545             57,546
Prepaid expenses and other assets                                                     146,196            120,270
Revenue earning equipment, at cost:
   Cars                                                                             6,960,945          5,277,472
     Less accumulated depreciation                                                   (588,362)          (515,128)
   Other equipment                                                                  2,226,293          1,953,854
     Less accumulated depreciation                                                   (504,413)          (452,420)
                                                                                 ------------       ------------
           Total revenue earning equipment                                          8,094,463          6,263,778
                                                                                 ------------       ------------
Property and equipment, at cost:
   Land, buildings and leasehold improvements                                         841,578            806,058
   Service equipment                                                                  808,593            775,010
                                                                                 ------------       ------------
                                                                                    1,650,171          1,581,068
     Less accumulated depreciation                                                   (687,346)          (673,710)
                                                                                 ------------       ------------
           Total property and equipment                                               962,825            907,358
                                                                                 ------------       ------------
Goodwill and other intangible assets,
   net of amortization (Note 3)                                                       817,355            787,536
                                                                                 ------------       ------------
           Total assets                                                          $ 11,450,770       $ 10,136,707
                                                                                 ============       ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                 $    685,115       $    546,111
Accrued liabilities                                                                   570,044            604,307
Accrued taxes                                                                         182,369            146,405
Debt (Note 6)                                                                       7,616,626          6,602,220
Public liability and property damage                                                  292,307            292,573
Deferred taxes on income                                                              313,700            271,100
Stockholders' equity:
    Class A Common Stock, $0.01 par value,
        440,000,000 shares authorized,
        40,956,858 shares issued                                                          410                410
    Class B Common Stock, $0.01 par value,
        140,000,000 shares authorized,
        67,310,167 shares issued                                                          673                673
    Additional capital paid-in                                                        981,410            982,298
    Unamortized restricted stock grants                                                (6,946)            (3,452)
    Retained earnings                                                                 915,767            766,513
    Accumulated other comprehensive income (Note 9)                                   (71,764)           (52,499)
    Treasury stock, at cost, 803,497 shares and 420,725 shares                        (28,941)           (19,952)
                                                                                 ------------       ------------
           Total stockholders' equity                                               1,790,609          1,673,991
                                                                                 ------------       ------------
           Total liabilities and stockholders' equity                            $ 11,450,770       $ 10,136,707
                                                                                 ============       ============


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED




                                                                       Three Months
                                                                       Ended June 30,
                                                                  2000           1999
                                                                  ----           ----
Revenues:
   Car rental                                                 $1,021,658      $  929,325

   Industrial and construction equipment rental                  234,977         201,032

   Car leasing                                                    10,507           9,963

   Franchise fees and other revenue                               22,185          27,069
                                                              ----------      ----------

        Total revenues                                         1,289,327       1,167,389
                                                              ----------      ----------

Expenses:

   Direct operating                                              569,495         518,246

   Depreciation of revenue earning equipment (Note 5)            336,068         308,136

   Selling, general and administrative                           115,730         114,731

   Interest, net of interest income of $3,963 and $2,282          99,014          79,347
                                                              ----------      ----------

        Total expenses                                         1,120,307       1,020,460
                                                              ----------      ----------


Income before income taxes                                       169,020         146,929

Provision for taxes on income (Note 4)                            65,289          59,026
                                                              ----------      ----------

Net income                                                    $  103,731      $   87,903
                                                              ==========      ==========

Earnings per share (Note 2):
       Basic                                                  $      .96      $      .81
                                                              ==========      ==========
       Diluted                                                $      .96      $      .81
                                                              ==========      ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           (IN THOUSANDS OF DOLLARS)
                                   UNAUDITED


                                                                      Six Months
                                                                     Ended June 30,
                                                                     --------------
                                                                 2000              1999
                                                                 ----             ----
Revenues:

   Car rental                                                 $1,920,489      $1,756,578

   Industrial and construction equipment rental                  437,008         376,565

   Car leasing                                                    21,111          19,149

   Franchise fees and other revenue                               45,924          48,052
                                                              ----------      ----------

        Total revenues                                         2,424,532       2,200,344
                                                              ----------      ----------

Expenses:

   Direct operating                                            1,108,496       1,006,534

   Depreciation of revenue earning equipment (Note 5)            640,098         584,861

   Selling, general and administrative                           225,343         223,484

   Interest, net of interest income of $7,480 and $4,786         188,289         156,497
                                                              ----------      ----------

        Total expenses                                         2,162,226       1,971,376
                                                              ----------      ----------


Income before income taxes                                       262,306         228,968

Provision for taxes on income (Note 4)                           102,275          92,304
                                                              ----------      ----------

Net income                                                    $  160,031      $  136,664
                                                              ==========      ==========

Earnings per share (Note 2):
       Basic                                                  $     1.49      $     1.27
                                                              ==========      ==========
       Diluted                                                $     1.48      $     1.26
                                                              ==========      ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                          Six Months
                                                                         Ended June 30,
                                                                        --------------
                                                                   2000               1999
                                                                   ----               ----
Cash flows from operating activities:
    Net income                                                $   160,031       $   136,664
    Non-cash expenses:
        Depreciation of revenue earning equipment                 640,098           584,861
        Depreciation of property and equipment                     63,798            55,542
        Amortization of intangibles                                14,777            13,587
        Amortization of restricted stock grants                     1,518             2,197
        Provision for public liability and property damage         64,839            57,590
        Provision for losses for doubtful accounts                 10,956             6,848
        Deferred income taxes                                      42,600            11,000
    Revenue earning equipment expenditures                     (5,937,867)       (5,259,442)
    Proceeds from sales of revenue earning equipment            3,469,113         3,356,882
    Changes in assets and liabilities:
        Receivables                                               166,831            53,579
        Due from affiliates                                       371,814            97,208
        Inventories and prepaid expenses and other assets         (32,921)          (25,522)
        Accounts payable                                          136,905           194,675
        Accrued liabilities                                       (29,964)           26,928
        Accrued taxes                                              28,403              (187)
    Payments of public liability and property damage claims
        and expenses                                              (64,948)          (73,043)
                                                              -----------       -----------
           Net cash used in operating activities                 (894,017)         (760,633)
                                                              -----------       -----------

Cash flows from investing activities:
    Property and equipment expenditures                          (128,823)         (165,510)
    Proceeds from sales of property and equipment                  13,477             8,331
    Available-for-sale securities:
        Purchases                                                  (3,255)           (2,031)
        Sales                                                       3,281             1,837
    Investment in joint venture                                    (2,700)             --
    Purchases of various operations, net of cash
        (see supplemental disclosures below)                      (76,388)          (79,380)
                                                               -----------       -----------
           Net cash used in investing activities                 (194,408)         (236,753)
                                                              -----------       -----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                      496,720           549,663
    Repayment of long-term debt                                  (136,116)         (104,992)
    Short-term borrowings:
        Proceeds                                                  284,146           957,057
        Repayments                                               (442,263)         (998,049)
        Ninety day term or less, net                              832,241           592,986
    Cash dividends paid on common stock                           (10,777)          (10,802)
    Purchases of treasury stock                                   (22,426)          (14,502)
    Proceeds from sale of treasury stock                            4,243            14,336
    Tax benefit from employee stock compensation plans              3,294             6,026
                                                              -----------       -----------
           Net cash provided by financing activities            1,009,062           991,723
                                                              -----------       -----------
Effect of foreign exchange rate changes on cash                    (1,987)           (2,186)
                                                              -----------       -----------
Net decrease in cash and equivalents
    during the period                                             (81,350)           (7,849)
Cash and equivalents at beginning of year                         208,652           188,466
                                                              -----------       -----------
Cash and equivalents at end of period                         $   127,302       $   180,617
                                                              ===========       ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest (net of amounts capitalized)                 $   197,528       $   173,165
        Income taxes                                               36,390            97,176


In connection with acquisitions made in the first six months of 2000 and 1999, liabilities assumed were $58 million and $46 million, respectively.


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

NOTE 2 - EARNINGS PER SHARE

       The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                       Three Months                        Six Months
                                                       Ended June 30,                     Ended June 30,
                                                       --------------                    --------------
                                                 2000            1999               2000              1999
                                                 ----            ----               ----              ----
Basic earnings per share:
    Net income                            $    103,731      $     87,903      $    160,031      $    136,664
                                          ------------      ------------      ------------      ------------
    Average common shares
        outstanding                        107,574,249       108,089,721       107,711,182       107,987,221
                                          ------------      ------------      ------------      ------------
    Basic earnings per share              $       0.96      $       0.81      $       1.49      $       1.27
                                          ============      ============      ============      ============


Diluted earnings per share:
    Net income                            $    103,731      $     87,903      $    160,031      $    136,664
                                          ------------      ------------      ------------      ------------
    Average common shares
        outstanding                        107,574,249       108,089,721       107,711,182       107,987,221
    Dilutive effect of stock options           150,565           964,824           202,164           744,399
                                          ------------      ------------      ------------      ------------
    Average diluted common shares
        outstanding                        107,724,814       109,054,545       107,913,346       108,731,620
                                          ------------      ------------      ------------      ------------
    Diluted earnings per share            $       0.96      $       0.81      $       1.48      $       1.26
                                          ============      ============      ============      ============


       Options to purchase 3,090,706 shares of common stock for the three month period ended June 30, 2000 and 2,855,796 and 500,283 shares of common stock for the six month periods ended June 30, 2000 and 1999 respectively, were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS

       During the six months ended June 30, 2000, the Company acquired two European and four North American equipment rental and sales companies. The Company also acquired one European car rental company. The aggregate purchase price of the acquisitions was $76.4 million, net of cash acquired, plus the assumption of $28.0 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $47.5 million, which has been recognized as goodwill and is being amortized over periods from 25 to 40 years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

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

NOTE 5 - DEPRECIATION OF REVENUE EARNING EQUIPMENT

       Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                       Three Months Ended
                                                                           June 30,
                                                                     ------------------

                                                                  2000            1999
                                                               ---------       ---------

Depreciation of revenue earning equipment                      $ 343,247       $ 310,005
Adjustment of depreciation upon disposal of the equipment        (10,676)         (5,952)
Rents paid for vehicles leased                                     3,497           4,083
                                                               ---------       ---------
    Total                                                      $ 336,068       $ 308,136
                                                               =========       =========

                                                                      Six Months Ended
                                                                         June 30,
                                                                    2000            1999
                                                                    ----            ----
Depreciation of revenue earning equipment                      $ 652,518       $ 589,279
Adjustment of depreciation upon disposal of the equipment        (19,200)        (12,594)
Rents paid for vehicles leased                                     6,780           8,176
                                                               ---------       ---------
      Total                                                    $ 640,098       $ 584,861
                                                               =========       =========

        Effective January 1, 2000, certain lives being used to compute the provision for depreciation of revenue earning equipment used in the Company's domestic industrial and construction equipment rental operations were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the three and six months ended June 30, 2000 decreased $3.3 million and $7.0 million, respectively. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

       The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2000 and 1999 included net gains of $3.7 million and $6.5 million, respectively, on the sale of equipment in the Company's industrial and construction equipment rental operations; and a net gain of $7.0 million and a net loss of $0.5 million, respectively, in the car rental and car leasing operations.

       The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2000 and 1999 included net gains of $9.3 million and $12.3 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and net gains of $9.9 million and $.3 million, respectively, in the car rental and car leasing operations.

       During the six months ended June 30, 2000, the Company purchased Ford vehicles at a cost of approximately $2.8 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.4 billion.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DEBT

       Debt at June 30, 2000 and December 31, 1999 consisted of the following (in thousands of dollars):

                                                                                   June 30,       Dec. 31,
                                                                                    2000            1999

Notes payable, including commercial paper,
    average interest rate: 2000, 6.6%; 1999, 6.0%                                $2,277,563      $2,082,417
Promissory notes, average interest rate:
    2000, 7.1%; 1999, 6.9%; (effective average
    interest rate: 2000, 7.2%; 1999, 6.9%);
    net of unamortized discount: 2000, $10,389;
    1999, $9,344; due 2001 to 2028                                                3,539,608       3,140,657
Junior subordinated promissory notes,
    average interest rate 6.9%; net of unamortized
    discount:  2000, $93; 1999, $115;
    due 2000 to 2003                                                                399,906         399,885
Subsidiaries' short-term debt, in dollars and foreign
    currencies, including commercial paper in millions (2000, $737.7; 1999,
    $482.1); and other borrowings; average interest rate:
    2000, 5.3%; 1999, 4.6%                                                        1,399,549         979,261
                                                                                 ----------      ----------

           Total                                                                 $7,616,626      $6,602,220
                                                                                 ==========      ==========

       The aggregate amounts of maturities of debt for the twelve-month periods following June 30, 2000 are as follows (in millions): 2001, $4,213.1 (including $3,648.3 of commercial paper and short-term borrowings); 2002, $301.8; 2003, $400.4; 2004, $250.4; 2005, $749.4; after 2005, $1,701.5.

       At June 30, 2000, approximately $1,108 million of the Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

       The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. Because of the relationship of current market rates to historical fixed rates, the effect at June 30, 2000 of the swap agreements is to give the Company an overall effective weighted-average rate on debt of 6.64%, with 47% of debt effectively subject to variable interest rates, compared to a weighted-average interest rate on debt of 6.63%, with 48% of debt subject to variable interest rates when not considering the swap agreements. At June 30, 2000, these agreements expressed in notional amounts aggregated $87.0 million. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non-performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At June 30, 2000, the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net receivable of $.4 million. The notional principal of $87.0 million matures as follows: $12.9, $32.5, $27.2, $13.4, and $1.0 in 2000, 2001,
2002, 2003 and 2004, respectively.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK-BASED COMPENSATION

       The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The total number of shares of Class A Common Stock that may be subject to awards under the Plan is 8,120,000 shares. On January 1, 2000, the Company granted an additional award of 100,000 shares of restricted stock. On February 8, 2000, the Company granted nonqualified stock options for 1,089,400 shares of Class A Common Stock. The options were granted at the closing market price on that day of $41.94 per share. As of June 30, 2000, 3,064,858 shares were available for awards under the Plan.

       The Company sponsors an Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on July 1, 1999. The ESPP allows eligible employees an opportunity to purchase shares of Class A Common Stock through accumulated payroll deductions at 85% of the closing price at the end of each quarterly offering period.

       During the six months ended June 30, 2000, the Company acquired 651,127 shares of its Class A Common Stock for requirements under the above Plans.

NOTE 8 - SEGMENT INFORMATION

       The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income before income taxes for the three months and six months ended June 30, 2000 and 1999 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and certain interest, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                                   Three Months Ended June 30,
                                                                  ---------------------------
                                                                                     Income (Loss)
                                                           Revenues                Before Income Taxes
                                                      -------------------          -------------------

                                                      2000          1999         2000          1999

Car rental and leasing  (a)                       $  1,044.8    $    951.9    $   162.3     $   140.3
                                                  ----------    ----------    ---------     ---------
Industrial and construction equipment rental           235.0         201.1          9.8          16.5
Corporate and other                                      9.5          14.4         (3.1)         (9.9)
                                                  ----------    ----------    ---------     ---------

    Consolidated total                            $  1,289.3    $  1,167.4    $   169.0     $   146.9
                                                  ==========    ==========    =========     =========



                                                                 Six Months Ended June 30,
                                                              -------------------------
                                                                                     Income (Loss)
                                                          Revenues                Before Income Taxes
                                                      -------------------         -------------------
                                                      2000          1999         2000          1999

Car rental and leasing  (a)                       $  1,965.4    $  1,800.0    $   255.4     $   215.9
                                                  ----------    ----------    ---------     ---------
Industrial and construction equipment rental           437.1         376.7         13.8          24.6
Corporate and other                                     22.0          23.6         (6.9)        (11.5)
                                                  ----------    ----------    ---------     ---------

    Consolidated total                            $  2,424.5    $  2,200.3    $   262.3     $   229.0
                                                  ==========    ==========    =========     =========

(a) Income before income taxes includes a gain of $9.0 million in 2000 from the condemnation of a car rental and support facility in California.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMPREHENSIVE INCOME

       Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $70,145 and $50,878 at June 30, 2000 and December 31, 1999, respectively. Comprehensive income for the three months and six months ended June 30, 2000 and 1999 was as follows (in thousands of dollars):



                                                        Three Months Ended
                                                             June 30,
                                                         ----------------
                                                       2000            1999
                                                       ----            ----

Net income                                          $ 103,731       $  87,903
                                                    ---------       ---------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments          (4,559)         (6,385)
     Unrealized gains (losses) on available-for-
       sale securities                                     21            (162)
                                                    ---------       ---------
        Other comprehensive loss                       (4,538)         (6,547)
                                                    ---------       ---------

Comprehensive income                                $  99,193       $  81,356
                                                    =========       =========


                                                         Six Months Ended
                                                              June 30,
                                                         ----------------
                                                         2000            1999
                                                         ----            ----

Net income                                          $ 160,031       $ 136,664
                                                    ---------       ---------
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments         (19,267)        (24,727)
     Unrealized gains (losses) on available
       for-sale securities                                  2            (233)
                                                    ---------       ---------
              Other comprehensive loss                (19,265)        (24,960)
                                                    ---------       ---------
Comprehensive income                                $ 140,766       $ 111,704
                                                    =========       =========

                                       10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

SUMMARY

     The following table sets forth for the three months ended June 30, 2000 and 1999 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                         Percentage of Revenues
                                                          Three Months Ended
                                                               June 30,
                                                         ----------------------
                                                         2000        1999
                                                         ----        ----
Revenues:
    Car rental                                           79.2%       79.6%
    Industrial and construction equipment rental         18.2        17.2
    Car leasing                                            .8          .9
    Franchise fees and other revenue                      1.8         2.3
                                                        -----       -----
                                                        100.0       100.0
                                                        -----       -----
Expenses:
    Direct operating                                     44.2        44.4
    Depreciation of revenue earning equipment            26.0        26.4
    Selling, general and administrative                   9.0         9.8
    Interest, net of interest income                      7.7         6.8
                                                        -----       -----
                                                         86.9        87.4
                                                        -----       -----
Income before income taxes                               13.1        12.6
Provision for taxes on income                             5.1         5.1
                                                        -----       -----
Net income                                                8.0%        7.5%
                                                        =====       =====

       The following table sets forth certain selected operating data of the Company for the three months ended June 30, 2000 and 1999:

                                                                          Three Months Ended
                                                                              June 30,
                                                                          ------------------
                                                                        2000            1999
                                                                        ----            ----
 Car rental and other operations:
    Average number of owned cars operated
        during period                                                  371,000         332,000
    Number of transactions of owned car
        rental operations during period                              6,626,000       6,055,000
    Average revenue per transaction of owned
       car rental operations during period (in whole dollars)      $   154.19      $   153.48
Equipment rental operations:
    Average cost of rental equipment operated during
        period (in millions)                                        $    2,078      $    1,792

REVENUES

       The Company achieved record revenues of $1,289.3 million in the second quarter of 2000, which increased by 10.4% from $1,167.4 million in the second quarter of 1999. Revenues from car rental operations of $1,021.7 million in the second quarter of 2000 increased by $92.4 million, or 9.9% from $929.3 million in the second quarter of 1999. The increase was primarily the result of a worldwide increase in transactions of 9.4% that contributed $87.4 million in increased revenue. In addition, improved revenue per transaction worldwide, resulting from longer length rentals, contributed $27.9 million. This increase was partially offset by a decrease of $22.9 million from the effects of foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)

       Revenues from industrial and construction equipment rental of $235.0 million in the second quarter of 2000 increased by 16.9% from $201.0 million in the second quarter of 1999. Of this $34.0 million increase, approximately $24.5 million was due to the inclusion of businesses acquired worldwide since the first quarter of 1999.

       Revenues from all other sources of $32.6 million in the second quarter of 2000 decreased by 11.7% from $37.0 million in the second quarter of 1999, primarily due to a decrease in telecommunications revenue.

EXPENSES

       Total expenses of $1,120.3 million in 2000 increased by 9.8% from $1,020.5 million in 1999; however, total expenses as a percentage of revenues decreased to 86.9% in 2000 from 87.4% in 1999.

       Direct operating expenses of $569.5 million in 2000 increased by 9.9% from $518.2 million in 1999. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages, facility costs and self insurance costs in car rental operations, which correspond with the increase in transaction volume. These increases were partly offset by higher recoveries of concession fees and a gain of $9.0 million in 2000 from the condemnation of a car rental and support facility in California.

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $279.9 million in the second quarter of 2000 increased by 8.7% from $257.5 million in 1999, primarily due to an increase in the number of cars operated worldwide. This increase was partly offset by an increase of $7.5 million in the net proceeds received in excess of book value on the disposal of vehicles. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $56.2 million in 2000 increased by 11.1% from $50.6 million in 1999, primarily due to acquisitions of equipment rental and sales companies and an increase in equipment operated. This increase was partly offset by a reduction in depreciation of $3.3 million, due to changes made effective January 1, 2000 to increase certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment and to reflect changes in the estimated residual values of the equipment. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

       Selling, general and administrative expenses of $115.7 million in 2000 increased by .9% from $114.7 million in 1999. The increase was primarily due to an increase in administrative expenses. These increases were offset by a decrease in sales promotion and advertising costs.

       Interest expense of $99.0 million in 2000 increased 24.8% from $79.3 million in 1999, primarily due to higher average debt levels and an increase in the weighted-average interest rate in the second quarter of 2000.
These increases were partly offset by higher interest income in 2000.

       The tax provision of $65.3 million in 2000 increased 10.6% from $59.0 million in 1999, primarily due to the higher income before income taxes in 2000. The effective tax rate in 2000 is 38.6% as compared to 40.2% in 1999. The effective tax rate fluctuates due to changes in the expected levels of pre-tax income in countries that operate with different tax rates. See Note 4 to the Notes to the Company's consolidated financial statements.

NET INCOME

       The Company achieved record second quarter net income of $103.7 million in 2000, or $.96 per share on a diluted basis, representing an increase of 18.0% from $87.9 million, or $.81 per share on a diluted basis, in the second quarter of 1999. This increase was primarily due to higher revenues and improved profit margins in worldwide car rental operations, $5.4 million from the condemnation of a car rental facility in California, and the net effect of other contributing factors noted above.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

SUMMARY

         The following table sets forth for the six months ended June 30, 2000 and 1999 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                       Percentage of Revenues
                                                         Six Months Ended
                                                              June 30,
                                                          2000         1999
                                                         ------       ------
Revenues:
    Car rental                                            79.2%        79.8%
    Industrial and construction equipment rental          18.0         17.1
    Car leasing                                             .9           .9
    Franchise fees and other revenue                       1.9          2.2
                                                         -----        -----
                                                         100.0        100.0
                                                         -----        -----

Expenses:
    Direct operating                                      45.7         45.7
    Depreciation of revenue earning equipment             26.4         26.6
    Selling, general and administrative                    9.3         10.2
    Interest, net of interest income                       7.8          7.1
                                                         -----        -----
                                                          89.2         89.6
                                                         -----        -----

Income before income taxes                                10.8         10.4
Provision for taxes on income                              4.2          4.2
                                                         -----        -----
Net income                                                 6.6%         6.2%
                                                         =====        =====

         The following table sets forth certain selected operating data of the Company for the six months ended June 30, 2000 and 1999:


                                                                          Six Months Ended
                                                                                June 30,
                                                                            ----------------
                                                                           2000           1999
                                                                           ----           ----
Car rental and other operations:
    Average number of owned cars operated
        during period                                                   349,000          315,000
    Number of transactions of owned car
        rental operations during period                              12,347,000       11,347,000
    Average revenue per transaction of owned
        car rental operations during period (in whole dollars)      $    155.54      $    154.80
Equipment rental operations:
    Average cost of rental equipment operated
        during period (in millions)                                 $     2,022      $     1,741

REVENUES

       The Company achieved record revenues of $2,424.5 million in the first half of 2000, which increased by 10.2% from $2,200.3 million in the first half of 1999. Revenues from car rental operations of $1,920.5 million in the first half of 2000 increased by $163.9 million, or 9.3% from $1,756.6 million in the first half of 1999. The increase was primarily the result of a worldwide increase in transactions of 8.8% that contributed $154.7 million in increased revenue. In addition, improved revenue per transaction worldwide, resulting from longer length rentals, contributed $49.9 million. This increase was partially offset by a decrease of $40.7 million from the effects of foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (CONTINUED)

       Revenues from industrial and construction equipment rental of $437.0 million in the first half of 2000 increased by 16.1% from $376.6 million in the second quarter of 1999. Of this $60.4 million increase, approximately $46.2 million was due to the inclusion of businesses acquired worldwide during 1999 and the first half of 2000.

       Revenues from all other sources of $67.0 million in the second quarter of 2000 decreased by .2% from $67.2 million in the first half of 1999, primarily due to a decrease in telecommunications revenue mostly offset by an increase in car leasing revenue.

EXPENSES

       Total expenses of $2,162.2 million in 2000 increased by 9.7% from $1,971.4 million in 1999; however, total expenses as a percentage of revenues decreased to 89.2% in 2000 from 89.6% in 1999.

       Direct operating expenses of $1,108.5 million in 2000 increased by 10.1% from $1,006.5 million in 1999. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages and facility costs in car rental operations which correspond with the increase in transaction volume. These increases were partly offset by higher recoveries of concession fees and a gain of $9.0 million in 2000 from the condemnation of a car rental and support facility in California.

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $533.9 million in 2000 increased by 7.3% from $497.6 million in 1999, primarily due to an increase in the number of cars operated worldwide. This increase was partly offset by an increase of $9.6 million in the net proceeds received in excess of book value on the disposal of vehicles. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $106.2 million in 2000 increased by 21.6% from $87.3 million in 1999, primarily due to acquisitions of equipment rental and sales companies and an increase in equipment operated. This increase was partly offset by a reduction in depreciation of $7.0 million, due to changes made effective January 1, 2000 to increase certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment and to reflect changes in the estimated residual values of the equipment. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

       Selling, general and administrative expenses of $225.3 million in 2000 increased by .8% from $223.5 million in 1999. The increase was primarily due to an increase in administrative expenses. These increases were partly offset by a decrease in advertising and sales promotion costs.

       Interest expense of $188.3 million in 2000 increased 20.3% from $156.5 million in 1999, primarily due to higher average debt levels and an increase in the weighted-average interest rate in the second quarter of 2000.
These increases were partly offset by higher interest income in 2000.

       The tax provision of $102.3 million in 2000 increased 10.8% from $92.3 million in 1999, primarily due to the higher income before income taxes in 2000. The effective tax rate in 2000 is 39.0% as compared to 40.3% in 1999. The effective tax rate fluctuates due to changes in the expected levels of pre-tax income in countries that operate with different tax rates. See Note 4 to the Notes to the Company's consolidated financial statements.

NET INCOME

       The Company achieved record net income of $160.0 million in the first half of 2000, or $1.48 per share on a diluted basis, representing an increase of 17.1% from $136.7 million, or $1.26 per share on a diluted basis, in the first half of 1999. This increase was primarily due to higher revenues and improved profit margins in worldwide car rental operations, $5.4 million from the condemnation of a car rental facility in California, and the net effect of other contributing factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars, and industrial and construction equipment. For the six months ended June 30, 2000, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company's expenditures for revenue earning equipment were $5.9 billion (partially offset by proceeds from the sale of such equipment of $3.5 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. In 2000, the Company expended $76.4 million for new businesses acquired and assumed $28.0 million of related debt and invested $2.7 million in a business venture. For the six months ended June 30, 2000, the Company's capital investments for property and non-revenue earning equipment were $128.8 million.

       To finance its domestic operations, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of June 30, 2000 was $4.0 billion with maturities ranging from 2000 to 2028. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operations' local currency or, if in non-local currency, are fully hedged to minimize foreign exchange exposure. At June 30, 2000, the total debt for the foreign operations was $1,394 million, of which $1,386 million was short-term (original maturity of less than one year) and $8 million was long-term. At June 30, 2000, the total amounts outstanding (in millions of U.S. dollars) under the Australian, Canadian and Irish commercial paper programs were $95, $323 and $320, respectively.

       At June 30, 2000, the Company had committed credit facilities totaling $3.4 billion. Of this amount, $2.2 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 2000, the multi-year facilities totaling $1,162 million were renegotiated. Currently, $63 million expires on June 30, 2002, $137 million expires on June 30, 2003, $46 million expires on June 30, 2004 and $916 million expires on June 30, 2005. Effective June 22, 2000, the 364-day facilities totaling $1,050 million were renegotiated and currently expire on June 20, 2001. The multi-year facilities that expire in 2005 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of 364-day facilities totaling $975 million, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan.

       In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 2002. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

       On June 9, 2000, the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock, to shareholders of record as of May 15, 2000.

       On August 1, 2000, the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock, payable on September 11, 2000 to shareholders of record as of August 16, 2000.

       Car rental is a seasonal business, with decreased travel in both the business and leisure segments in the winter months and heightened activity during the spring and summer. To accommodate increased demand, the Company increases its available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including rent, insurance, and administrative overhead remain fixed and cannot be adjusted for seasonal demand. In certain geographic markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off-seasons.

                           PART II - OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a)    On May 19, 2000, the 2000 Annual Meeting of
                     Stockholders of the Company was held.

              (b) The Company's stockholders elected Frank A. Olson, Craig R. Koch, W. Wayne Booker, Louis C. Burnett, Michael T. Monahan, Peter J. Pestillo, John M. Rintamaki, John M. Thompson and Joseph A. Walker as directors of the Company.

              (c) The Company's stockholders voted for the election of directors listed in paragraph (b) based on the number of votes set forth opposite their respective names:


                              Nominee                     Number of Votes
                         ---------------                 ---------------
                                                   For                  Not For
                                             ---------------        ---------------

                 W. Wayne Booker             374,460,917                846,721
                 Louis C. Burnett            374,535,454                772,184
                 Craig R. Koch               374,461,724                845,914
                 Michael T. Monahan          374,535,254                772,384
                 Frank A. Olson              372,293,650              3,013,988
                 Peter J. Pestillo           374,461,685                845,953
                 John M. Rintamaki           374,460,954                846,684
                 John M. Thompson            374,536,015                771,623
                 Joseph A. Walker            374,460,704                846,934


The Company's stockholders also adopted the proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants to audit the books of account and other corporate records of the Company for 2000. The votes for this proposal were cast as follows: 375,294,848 votes cast for, 6,938 votes cast against, 5,852 votes abstained and no broker non-votes.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2000 and 1999.

                   27 Consolidated Financial Data Schedule for the six months ended June 30, 2000.

              (b)  Reports on Form 8-K:

                         The Company filed a Form 8-K dated April 17, 2000 reporting the issuance of a press release with respect to its first quarter 2000 earnings.

                         The Company filed a Form 8-K dated May 2, 2000 reporting the issuance of a press release with respect to the declaration of a quarterly dividend.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE HERTZ CORPORATION
                                             (Registrant)


Date:  August 11, 2000                       By:/s/ Paul J. Siracusa
                                               ----------------------
                                                    Paul J. Siracusa
                                                    Executive Vice
                                                    President and
                                                    Chief Financial Officer
                                                    (principal financial
                                                    officer and duly
                                                    authorized officer)

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                            -------------------------



                                    EXHIBITS


                                   FILED WITH


                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                                  JUNE 30, 2000


                                      UNDER


                       THE SECURITIES EXCHANGE ACT OF 1934


                           ---------------------------



                              THE HERTZ CORPORATION



                          COMMISSION FILE NUMBER 1-7541

                                  EXHIBIT INDEX


12   Consolidated Computation of Ratio of Earnings to Fixed
     Charges for the six months ended June 30, 2000 and 1999.

27   Consolidated Financial Data Schedule for the six months ended
     June 30, 2000.