Form 10-Q
period 2000-09-30
HERTZ CORP
filed 2000-11-14
CIK 47129

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                               ------------------

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7541
                       ------

                            THE HERTZ CORPORATION
                           -----------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                            13-1938568
--------------------------------                 --------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer Identification No.)
 incorporation or organization)

            225 BRAE BOULEVARD, PARK RIDGE, NEW JERSEY 07656-0713
            -----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (201) 307-2000
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes X   No
   ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2000: Common Stock, $0.01 par value - Class A, 40,124,418 shares and Class B, 67,310,167 shares.



                              Page 1 of 19 pages
                       The Exhibit Index is on page 19

                         PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          (IN THOUSANDS OF DOLLARS)
                                  UNAUDITED

                                    ASSETS

                                                                          Sept. 30,                Dec. 31,
                                                                              2000                    1999
                                                                         --------------          -----------
Cash and equivalents                                                     $   147,695             $   208,652
Receivables, less allowance for
   doubtful accounts of $23,069 and $24,299                                1,072,218               1,092,955
Due from affiliates                                                          394,344                 698,612
Inventories, at lower of cost or market                                       79,303                  57,546
Prepaid expenses and other assets                                            137,916                 120,270
Revenue earning equipment, at cost:
   Cars                                                                    6,421,017               5,277,472
     Less accumulated depreciation                                          (630,904)               (515,128)
   Other equipment                                                         2,323,041               1,953,854
     Less accumulated depreciation                                          (545,787)               (452,420)
                                                                         -----------             -----------
           Total revenue earning equipment                                 7,567,367               6,263,778
                                                                         -----------             -----------
Property and equipment, at cost:
   Land, buildings and leasehold improvements                                852,383                 806,058
   Service equipment                                                         832,825                 775,010
                                                                         -----------             -----------
                                                                           1,685,208               1,581,068
     Less accumulated depreciation                                          (708,967)               (673,710)
                                                                         -----------             -----------
           Total property and equipment                                      976,241                 907,358
                                                                         -----------             -----------
Goodwill and other intangible assets,
   net of amortization (Note 4)                                              816,340                 787,536
                                                                         -----------             -----------
           Total assets                                                  $11,191,424             $10,136,707
                                                                         ===========             ===========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                         $   507,350             $   546,111
Accrued liabilities                                                          562,584                 604,307
Accrued taxes                                                                155,886                 146,405
Debt (Note 7)                                                              7,345,085               6,602,220
Public liability and property damage                                         286,995                 292,573
Deferred taxes on income                                                     416,500                 271,100
Stockholders' equity:
    Class A Common Stock, $0.01 par value,
        440,000,000 shares authorized,
        40,956,858 shares issued                                                 410                     410
    Class B Common Stock, $0.01 par value,
        140,000,000 shares authorized,
        67,310,167 shares issued                                                 673                     673
    Additional capital paid-in (Note 4)                                      996,559                 982,298
    Unamortized restricted stock grants                                       (6,113)                 (3,452)
    Retained earnings                                                      1,053,159                 766,513
    Accumulated other comprehensive income (Note 10)                         (98,933)                (52,499)
    Treasury stock, at cost, 832,440 shares and 420,725 shares               (28,731)                (19,952)
                                                                         -----------             -----------
           Total stockholders' equity                                      1,917,024               1,673,991
                                                                         -----------             -----------
           Total liabilities and stockholders' equity                    $11,191,424             $10,136,707
                                                                         ===========             ===========


        The accompanying notes are an integral part of this statement.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                          (IN THOUSANDS OF DOLLARS)
                                  UNAUDITED



                                                                                      Three Months Ended
                                                                                         September 30,
                                                                             ----------------------------------
                                                                                 2000                   1999
                                                                             -------------          -----------
Revenues:

   Car rental                                                                 $1,137,089             $1,071,683

   Industrial and construction equipment rental                                  269,002                233,013

   Car leasing                                                                     7,498                 10,125

   Franchise fees and other revenue                                               24,167                 29,987
                                                                              ----------             ----------

        Total revenues                                                         1,437,756              1,344,808
                                                                              ----------             ----------

Expenses:

   Direct operating                                                              600,000                564,976

   Depreciation of revenue earning equipment (Note 6)                            367,393                336,773

   Selling, general and administrative                                           115,725                116,650

   Interest, net of interest income of $2,802 and $3,311                         119,046                 93,714
                                                                              ----------             ----------

        Total expenses                                                         1,202,164              1,112,113
                                                                              ----------             ----------


Income before income taxes                                                       235,592                232,695

Provision for taxes on income (Note 5)                                            92,829                 93,659
                                                                              ----------             ----------

Net income                                                                    $  142,763             $  139,036
                                                                              ==========             ==========

Earnings per share (Note 3):
       Basic                                                                  $     1.33             $     1.29
                                                                              ==========             ==========
       Diluted                                                                $     1.33             $     1.28
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

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                          (IN THOUSANDS OF DOLLARS)
                                  UNAUDITED




                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                             ----------------------------------
                                                                                 2000                   1999
                                                                             -------------          -----------
Revenues:

   Car rental                                                                 $3,057,578             $2,828,261

   Industrial and construction equipment rental                                  706,010                609,578

   Car leasing                                                                    28,609                 29,274

   Franchise fees and other revenue                                               70,091                 78,039
                                                                              ----------             ----------

        Total revenues                                                         3,862,288              3,545,152
                                                                              ----------             ----------

Expenses:

   Direct operating                                                            1,708,496              1,571,510

   Depreciation of revenue earning equipment (Note 6)                          1,007,491                921,634

   Selling, general and administrative                                           341,068                340,134

   Interest, net of interest income of $10,282 and $8,097                        307,335                250,211
                                                                              ----------             ----------

        Total expenses                                                         3,364,390              3,083,489
                                                                              ----------             ----------


Income before income taxes                                                       497,898                461,663

Provision for taxes on income (Note 5)                                           195,104                185,963
                                                                              ----------             ----------

Net income                                                                    $  302,794             $  275,700
                                                                              ==========             ==========

Earnings per share (Note 3):
       Basic                                                                  $     2.81             $     2.55
                                                                              ==========             ==========
       Diluted                                                                $     2.81             $     2.54
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

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS OF DOLLARS)
                                  UNAUDITED

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                           ------------------------------------
                                                                                2000                    1999
                                                                           ---------------          -----------
Cash flows from operating activities:
    Net income                                                             $   302,794              $   275,700
    Non-cash expenses:
        Depreciation of revenue earning equipment                            1,007,491                  921,634
        Depreciation of property and equipment                                 100,600                   81,715
        Amortization of intangibles                                             22,318                   20,339
        Amortization of restricted stock grants                                  2,114                    3,294
        Provision for public liability and property damage                      98,458                   95,393
        Provision for losses for doubtful accounts                              16,305                    9,785
        Tax benefit from employee stock compensation plans                       3,398                    6,103
        Deferred income taxes                                                  145,400                   51,700
    Revenue earning equipment expenditures                                  (7,377,337)              (6,684,599)
    Proceeds from sales of revenue earning equipment                         4,894,963                4,659,855
    Changes in assets and liabilities:
        Receivables                                                           (102,950)                (125,520)
        Due from affiliates                                                    304,268                  186,146
        Inventories and prepaid expenses and other assets                      (39,786)                 (30,489)
        Accounts payable                                                        (6,432)                  99,793
        Accrued liabilities                                                    (14,540)                  36,461
        Accrued taxes                                                            6,741                   52,434
    Payments of public liability and property damage claims
        and expenses                                                          (103,768)                (102,631)
                                                                           -----------              -----------
           Net cash used in operating activities                              (739,963)                (442,887)
                                                                           -----------              -----------

Cash flows from investing activities:
    Property and equipment expenditures                                       (198,746)                (257,843)
    Proceeds from sales of property and equipment                               23,194                   24,468
    Available-for-sale securities:
        Purchases                                                               (4,921)                  (3,136)
        Sales                                                                    4,637                    2,694
    Investment in joint venture                                                 (2,033)                  (9,200)
    Transfer of leasing operations to affiliated company,
        net of cash (Note 4)                                                    99,167                     -
    Purchases of various operations, net of cash
        (see supplemental disclosures below)                                   (86,726)                (104,066)
                                                                           -----------              -----------
           Net cash used in investing activities                              (165,428)                (347,083)
                                                                           -----------              -----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                   511,877                1,046,376
    Repayment of long-term debt                                               (298,155)                (108,726)
    Short-term borrowings:
        Proceeds                                                               551,004                1,698,915
        Repayments                                                            (630,084)              (1,706,303)
        Ninety day term or less, net                                           748,551                  (98,620)
    Cash dividends paid on common stock                                        (16,148)                 (16,205)
    Purchases of treasury stock                                                (25,124)                 (25,058)
    Proceeds from sale of treasury stock                                         5,987                   15,568
                                                                           -----------              -----------
           Net cash provided by financing activities                           847,908                  805,947
                                                                           -----------              -----------
Effect of foreign exchange rate changes on cash                                 (3,474)                  (1,456)
                                                                           -----------              -----------
Net (decrease) increase in cash and equivalents
    during the period                                                          (60,957)                  14,521
Cash and equivalents at beginning of year                                      208,652                  188,466
                                                                           -----------              -----------
Cash and equivalents at end of period                                      $   147,695              $   202,987
                                                                           ===========              ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amounts capitalized)                              $   325,001              $   264,343
        Income taxes                                                            61,120                  106,748


In connection with acquisitions made in the first nine months of 2000 and 1999, liabilities assumed were $67 million and $53 million, respectively.

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

NOTE 2 - PROPOSAL TO ACQUIRE SHARES OWNED BY PUBLIC STOCKHOLDERS

           On September 21, 2000, Ford Motor Company ("Ford") announced a proposal to acquire the 18.5 percent of the Company's outstanding stock it does not already own through a merger transaction. Under the proposed merger, the Company's public stockholders would receive $30 for each share of the Company's Class A Common Stock owned. The Company's Board of Directors has formed a Special Committee, consisting of three independent members of the Board of Directors, to consider the proposal. If the proposed transaction is consummated, the Company's Class A Common Stock will cease to be listed on the New York Stock Exchange and will be deregistered under the Securities Exchange Act of 1934, as amended.

NOTE 3 - EARNINGS PER SHARE

       The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                    Three Months Ended                        Nine Months Ended
                                                      September 30,                              September 30,
                                           -------------------------------------      -------------------------------------
                                                 2000                 1999                  2000                 1999
                                           -----------------    ----------------      ----------------   ------------------
Basic earnings per share:
    Net income                                $       142,763   $        139,036       $        302,794    $       275,700
                                              ---------------   ----------------       ----------------    ---------------
    Average common shares
        outstanding                               107,427,227        108,032,375            107,616,838        108,005,161
                                              ---------------   ----------------       ----------------    ---------------
    Basic earnings per share                  $          1.33   $           1.29       $           2.81    $          2.55
                                              ===============   ================       ================    ===============


Diluted earnings per share:
    Net income                                $       142,763   $        139,036       $        302,794    $       275,700
                                              ---------------   ----------------       ----------------    ---------------
    Average common shares
        outstanding                               107,427,227        108,032,375            107,616,838        108,005,161
    Dilutive effect of stock options                  117,140            518,789                173,590            680,444
                                              ---------------   ----------------       ----------------    ---------------
    Average diluted common shares
        outstanding                               107,544,367        108,551,164            107,790,428        108,685,605
                                              ---------------   ----------------       ----------------    ---------------
    Diluted earnings per share                $          1.33   $           1.28       $           2.81    $          2.54
                                              ===============   ================       ================    ===============

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Options to purchase 3,024,121 and 832,000 shares of common stock for the three month periods ended September 30, 2000 and 1999, respectively, and 2,561,093 and 609,633 shares of common stock for the nine month periods ended September 30, 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

       During the nine months ended September 30, 2000, the Company acquired three European and four North American equipment rental and sales companies. The Company also acquired one European car rental company. The aggregate purchase price of the acquisitions was $86.7 million, net of cash acquired, plus the assumption of $34.1 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $55.7 million, which has been recognized as goodwill and is being amortized over periods from 20 to 40 years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

       On August 31, 2000, the Company transferred substantially all of the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus International, Inc., a wholly-owned subsidiary of Ford Motor Credit Corporation for $99.2 million. The transfer was considered a transfer of net assets between companies under common control, and as such, the excess proceeds received over the net book value of $16.4 million were recorded as an adjustment to "Additional capital paid-in."

NOTE 5 - TAXES ON INCOME

       The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate is higher than the U.S. statutory rate of 35%, due to higher tax rates relating to foreign operations and adjustment for state taxes net of federal benefit.

NOTE 6 - DEPRECIATION OF REVENUE EARNING EQUIPMENT

       Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                             -------------------------------
                                                                                2000                  1999
                                                                             ---------             ---------
Depreciation of revenue earning equipment                                     $376,855              $340,564
Adjustment of depreciation upon disposal of the equipment                      (12,680)               (8,556)
Rents paid for vehicles leased                                                   3,218                 4,765
                                                                             ---------             ---------
    Total                                                                     $367,393              $336,773
                                                                             =========             =========

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                             -------------------------------
                                                                                2000                  1999
                                                                            ----------              --------
Depreciation of revenue earning equipment                                   $1,029,373              $929,843
Adjustment of depreciation upon disposal of the equipment                      (31,880)              (21,150)
Rents paid for vehicles leased                                                   9,998                12,941
                                                                            ----------              --------
      Total                                                                 $1,007,491              $921,634
                                                                            ==========              ========


        Effective January 1, 2000, certain lives being used to compute the provision for depreciation of revenue earning equipment used in the Company's domestic industrial and construction equipment rental operations were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the three and nine months ended September 30, 2000 decreased $3.2 million and $10.2 million, respectively. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2000 and 1999 included net gains of $2.6 million and $5.6 million, respectively, on the sale of equipment in the Company's industrial and construction equipment rental operations; and net gains of $10.1 million and $3.0 million, respectively, in the car rental and car leasing operations.

        The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2000 and 1999 included net gains of $11.9 million and $17.9 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and net gains of $20.0 million and $3.3 million, respectively, in the car rental and car leasing operations.

       During the nine months ended September 30, 2000, the Company purchased Ford vehicles at a cost of approximately $3.6 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.0 billion.


NOTE 7 - DEBT

       Debt at September 30, 2000 and December 31, 1999 consisted of the following (in thousands of dollars):

                                                                            Sept. 30,                Dec 31,
                                                                              2000                    1999
                                                                           -----------            ------------
Notes payable, including commercial paper,
    average interest rate: 2000, 6.6%; 1999, 6.0%                           $2,123,655             $2,082,417
Promissory notes, average interest rate:
    2000, 7.1%; 1999, 6.9%; (effective average
    interest rate: 2000, 7.2%; 1999, 6.9%);
    net of unamortized discount: 2000, $9,921;
    1999, $9,344; due 2001 to 2028                                           3,540,078              3,140,657
Junior subordinated promissory notes,
    average interest rate: 2000, 7.0%; 1999, 6.9%;
    net of unamortized discount: 2000, $85; 1999, $115;
    due 2003                                                                   249,915                399,885
Subsidiaries'  short-term debt, in dollars and foreign
    currencies, including commercial paper in millions
    (2000, $763.6; 1999, $482.1); and other borrowings;
    average interest rate: 2000, 5.4%; 1999, 4.6%                            1,431,437                979,261
                                                                            ----------            -----------

    Total                                                                   $7,345,085             $6,602,220
                                                                            ==========            ===========

       The aggregate amounts of maturities of debt for the twelve-month periods following September 30, 2000 are as follows (in millions): 2001, $3,935.0 (including $3,524.7 of commercial paper and short-term borrowings); 2002, $406.4; 2003, $553.2; 2004, $252.1; 2005, $504.2; after 2005, $1,694.2.

       At September 30, 2000, approximately $1,225 million of the Company's consolidated stockholders' equity was free of dividend limitations pursuant to its existing debt agreements.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCK-BASED COMPENSATION

       The Company sponsors a stock-based incentive plan (the "Plan") covering certain officers and other executives of the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The total number of shares of Class A Common Stock that may be subject to awards under the Plan is 8,120,000 shares. On January 1, 2000, the Company granted an additional award of 100,000 shares of restricted stock. On February 8, 2000, the Company granted nonqualified stock options for 1,089,900 shares of Class A Common Stock. The options were granted at the closing market price on that day of $41.94 per share. As of September 30, 2000, 3,155,038 shares were available for awards under the Plan.

       The Company sponsors an Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on July 1, 1999. The ESPP allows eligible employees an opportunity to purchase shares of Class A Common Stock through accumulated payroll deductions at 85% of the closing price at the end of each quarterly offering period.

       During the nine months ended September 30, 2000, the Company acquired 747,727 shares of its Class A Common Stock for requirements under the above Plans.


NOTE 9 - SEGMENT INFORMATION

       The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income before income taxes for the three months and nine months ended September 30, 2000 and 1999 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and certain interest, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                                      Three Months Ended September 30,
                                                          ------------------------------------------------------
                                                                                             Income (Loss)
                                                                    Revenues              Before Income Taxes
                                                          -------------------------      -----------------------
                                                             2000            1999          2000            1999
                                                          -----------     ---------      --------        -------
Car rental and leasing                                      $1,159.7      $1,097.4         $219.1        $207.7
Industrial and construction equipment rental (a)               269.1         233.1           22.1          32.5
Corporate and other                                              9.0          14.3           (5.6)         (7.5)
                                                           ---------      --------        -------        ------

    Consolidated total                                      $1,437.8      $1,344.8         $235.6        $232.7
                                                            ========      ========        =======        ======


                                                                      Nine Months Ended September 30,
                                                          ------------------------------------------------------
                                                                                              Income (Loss)
                                                                  Revenues                 Before Income Taxes
                                                          ------------------------       -----------------------
                                                             2000          1999            2000            1999
                                                          ----------    ----------       ---------      --------
Car rental and leasing  (b)                               $3,125.0      $2,897.4           $474.5        $423.7
Industrial and construction equipment rental (a)             706.2         609.9             35.9          57.0
Corporate and other                                           31.1          37.9            (12.5)        (19.0)
                                                          --------      --------           ------        ------

    Consolidated total                                    $3,862.3      $3,545.2           $497.9        $461.7
                                                          ========      ========           ======        ======


(a) Income before income taxes includes the effect of a change in certain estimated lives being used to compute depreciation of revenue earning equipment. See Note 6.

(b) Income before income taxes includes a gain of $9.0 million in 2000 from the condemnation of a car rental and support facility in California.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Total assets, by segment, as of September 30, 2000 and December 31, 1999 are as follows (in millions of dollars):

                                                                        Sept. 30, 2000        Dec. 31, 1999
                                                                        --------------        -------------
Total assets
    Car rental and leasing                                                 $ 7,967.5            $ 7,330.9
    Industrial and construction equipment rental                             2,661.9              2,268.2
    Corporate and other                                                        562.0                537.6
                                                                           ----------           ---------

        Consolidated total                                                 $11,191.4            $10,136.7
                                                                           =========            =========



NOTE 10 - COMPREHENSIVE INCOME

       Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $97,403 and $50,878 at September 30, 2000 and December 31, 1999, respectively. Comprehensive income for the three months and nine months ended September 30, 2000 and 1999 was as follows (in thousands of dollars):

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                          ------------------------------------
                                                                              2000                      1999
                                                                           -----------               ----------
Net income                                                                 $142,763                  $139,036
                                                                            -------                   -------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                               (27,258)                    8,406
     Unrealized gains on available-for-sale securities                           89                        34
                                                                            -------                   --------
           Other comprehensive (loss) income                                (27,169)                    8,440
                                                                            -------                   --------

Comprehensive income                                                       $115,594                  $147,476
                                                                           ========                  =========

                                                                                      Nine Months Ended
                                                                                       September 30,
                                                                          -----------------------------------
                                                                             2000                      1999
                                                                          -----------                ---------
Net income                                                                 $302,794                  $275,700
                                                                           --------                  --------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                               (46,525)                  (16,321)
     Unrealized gains (losses) on available-for-sale securities                  91                      (199)
                                                                            -------                  --------
           Other comprehensive loss                                         (46,434)                  (16,520)
                                                                            -------                  --------

Comprehensive income                                                       $256,360                  $259,180
                                                                           ========                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

SUMMARY

     The following table sets forth for the three months ended September 30, 2000 and 1999 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                                                Percentage of Revenues
                                                                                  Three Months Ended
                                                                                     September 30,
                                                                           ---------------------------------
                                                                              2000                    1999
                                                                           ----------              ---------
Revenues:
    Car rental                                                                79.1%                     79.7%
    Industrial and construction equipment rental                              18.7                      17.3
    Car leasing                                                                 .5                        .8
    Franchise fees and other revenue                                           1.7                       2.2
                                                                             -----                     -----
                                                                             100.0                     100.0
                                                                             -----                     -----
Expenses:
    Direct operating                                                          41.7                      42.0
    Depreciation of revenue earning equipment                                 25.6                      25.0
    Selling, general and administrative                                        8.0                       8.7
    Interest, net of interest income                                           8.3                       7.0
                                                                             -----                     -----
                                                                              83.6                      82.7
                                                                             -----                     -----

Income before income taxes                                                    16.4                      17.3
Provision for taxes on income                                                  6.5                       7.0
                                                                             -----                     -----
Net income                                                                     9.9%                     10.3%
                                                                             =====                     =====


       The following table sets forth certain selected operating data of the Company for the three months ended September 30, 2000 and 1999:


                                                                                  Three Months Ended
                                                                                      September 30,
                                                                           -----------------------------------
                                                                               2000                    1999
                                                                           ------------             ----------
Car rental and other operations:
    Average number of owned cars operated
        during period                                                         406,000                  367,000
    Number of transactions of owned car
        rental operations during period                                     6,736,000                6,287,000
    Average revenue per transaction of owned
        car rental operations during period (in whole dollars)            $    168.81             $     170.46
Equipment rental operations:
    Average cost of rental equipment operated during
        period (in millions)                                              $     2,291             $      1,963

REVENUES

       The Company achieved record revenues of $1,437.8 million in the third quarter of 2000, which increased by 6.9% from $1,344.8 million in the third quarter of 1999. Revenues from car rental operations of $1,137.1 million in the third quarter of 2000 increased by $65.4 million, or 6.1% from $1,071.7 million in the third quarter of 1999. The increase was primarily the result of a worldwide increase in transactions of 7.1% that contributed $76.0 million in increased revenue. In addition, improved revenue per transaction worldwide, before the effects of foreign currency translation, contributed $21.3 million which resulted from longer length rentals partly offset by lower revenue per day. These increases were partially offset by a decrease of $31.9 million from the effects of foreign currency translation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Revenues from industrial and construction equipment rental of $269.0 million in the third quarter of 2000 increased by 15.4% from $233.0 million in the third quarter of 1999. Of this $36.0 million increase, approximately $29.2 million was due to the inclusion of businesses acquired worldwide since the second quarter of 1999.

       Revenues from all other sources of $31.7 million in the third quarter of 2000 decreased by 21.1% from $40.1 million in the third quarter of 1999, primarily due to a decrease in telecommunications revenue and a decrease in car leasing revenue due to the transfer of certain foreign operations to an affiliated company on August 31, 2000.

EXPENSES

       Total expenses of $1,202.2 million in 2000 increased by 8.1% from $1,112.1 million in 1999, and total expenses as a percentage of revenues increased to 83.6% in 2000 from 82.7% in 1999.

       Direct operating expenses of $600.0 million in 2000 increased by 6.2% from $565.0 million in 1999. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages, facility costs and vehicle damage costs in car rental operations, which correspond with the increase in transaction volume. These increases were partly offset by higher recovery of concession fees.

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $303.0 million in the third quarter of 2000 increased by 10.1% from $275.1 million in 1999, primarily due to an increase in the number of cars operated worldwide. This increase was partly offset by an increase of $7.1 million in the net proceeds received in excess of book value on the disposal of vehicles. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $64.4 million in 2000 increased by 4.4% from $61.7 million in 1999, primarily due to acquisitions of equipment rental and sales companies, an increase in equipment operated and a decrease of $3.0 million in the net proceeds received in excess of book value on the disposal of equipment. This increase was partly offset by a reduction in depreciation of $3.2 million, due to changes made effective January 1, 2000 to increase certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment and to reflect changes in the estimated residual values of the equipment. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

       Selling, general and administrative expenses of $115.7 million in 2000 decreased by 0.8% from $116.7 million in 1999. The decrease was primarily due to lower advertising costs and the effects of foreign currency translation, partially offset by increases in administrative and sales promotion expenses.

       Interest expense of $119.0 million in 2000 increased 27.0% from $93.7 million in 1999 due to an increase in the weighted-average interest rate and higher average debt levels in the third quarter of 2000.

       The tax provision of $92.8 million in 2000 decreased 0.9% from $93.7 million in 1999, due to a decrease in the effective tax rate. The effective tax rate in 2000 is 39.4% as compared to 40.2% in 1999. The effective tax rate fluctuates due to changes in the expected levels of pre-tax income in countries that operate under different tax rates. See Note 5 to the Notes to the Company's consolidated financial statements.

NET INCOME

       The Company achieved record third quarter net income of $142.8 million in 2000, or $1.33 per share on a diluted basis, representing an increase of 2.7% from $139.0 million, or $1.28 per share on a diluted basis, in the third quarter of 1999. This increase was primarily due to strong volume-related performance, partially offset by downward pricing pressure, and the net effect of other contributing factors noted above.

       The Company believes that continued competitive pricing in the car rental industry and excess fleet in the North American equipment rental market will adversely impact operating results for the remainder of 2000 and the first quarter 2001, when compared to the comparable periods in 1999 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

SUMMARY

       The following table sets forth for the nine months ended September 30, 2000 and 1999 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                                                    Percentage of Revenues
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                            ----------------------------------
                                                                               2000                    1999
                                                                            ----------               --------
Revenues:
    Car rental                                                                79.2%                     79.8%
    Industrial and construction equipment rental                              18.3                      17.2
    Car leasing                                                                 .7                        .8
    Franchise fees and other revenue                                           1.8                       2.2
                                                                             -----                     -----
                                                                             100.0                     100.0
                                                                             -----                     -----
Expenses:
    Direct operating                                                          44.2                      44.3
    Depreciation of revenue earning equipment                                 26.1                      26.0
    Selling, general and administrative                                        8.8                       9.6
    Interest, net of interest income                                           8.0                       7.1
                                                                             -----                     -----
                                                                              87.1                      87.0
                                                                             -----                     -----

Income before income taxes                                                    12.9                      13.0
Provision for taxes on income                                                  5.1                       5.2
                                                                             -----                     -----
Net income                                                                     7.8%                      7.8%
                                                                             =====                     =====


       The following table sets forth certain selected operating data of the Company for the nine months ended September 30, 2000 and 1999:

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                     -------------------------------------------
                                                                           2000                         1999
                                                                     ---------------                 -----------
Car rental and other operations:
    Average number of owned cars operated
        during period                                                        368,000                       332,000
    Number of transactions of owned car
        rental operations during period                                   19,083,000                    17,634,000
    Average revenue per transaction of owned
        car rental operations during period (in whole dollars)       $        160.23               $        160.39
Equipment rental operations:
    Average cost of rental equipment operated
        during period (in millions)                                  $         2,109               $         1,813


REVENUES

       The Company achieved record revenues of $3,862.3 million in the first nine months of 2000, which increased by 8.9% from $3,545.2 million in the first nine months of 1999. Revenues from car rental operations of $3,057.6 million in the first nine months of 2000 increased by $229.3 million, or 8.1% from $2,828.3 million in the first nine months of 1999. The increase was primarily the result of a worldwide increase in transactions of 8.2% that contributed $231.9 million in increased revenue. In addition, improved revenue per transaction worldwide, before the effects of foreign currency translation, contributed $69.9 million which resulted from longer length rentals partly offset by lower revenue per day. These increases were partially offset by a decrease of $72.5 million from the effects of foreign currency translation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Revenues from industrial and construction equipment rental of $706.0 million in the first nine months of 2000 increased by 15.8% from $609.6 million in the first nine months of 1999. Of this $96.4 million increase, approximately $77.9 million was due to the inclusion of 20 acquired businesses worldwide.

       Revenues from all other sources of $98.7 million in the first nine months of 2000 decreased by 8.0% from $107.3 million in the first nine months of 1999, primarily due to a decrease in telecommunications revenue.

EXPENSES

       Total expenses of $3,364.4 million in 2000 increased by 9.1% from $3,083.5 million in 1999, and total expenses as a percentage of revenues increased to 87.1% in 2000 from 87.0% in 1999.

       Direct operating expenses of $1,708.5 million in 2000 increased by 8.7% from $1,571.5 million in 1999. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages, vehicle damage and facility costs in car rental operations which corresponds with the increase in transaction volume. These increases were partly offset by higher recovery of concession fees and a gain of $9.0 million in 2000 from the condemnation of a car rental and support facility in California.

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $837.1 million in 2000 increased by 8.3% from $772.6 million in 1999, primarily due to an increase in the number of cars operated worldwide. This increase was partly offset by an increase of $16.7 million in the net proceeds received in excess of book value on the disposal of vehicles. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $170.4 million in 2000 increased by 14.4% from $149.0 million in 1999, primarily due to acquisitions of equipment rental and sales companies, an increase in equipment operated and a decrease of $6.0 million in the net proceeds received in excess of book value on the disposal of equipment. This increase was partly offset by a reduction in depreciation of $10.2 million, due to changes made effective January 1, 2000 to increase certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment and to reflect changes in the estimated residual values of the equipment. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

       Selling, general and administrative expenses of $341.1 million in 2000 increased by 0.3% from $340.1 million in 1999. The increase was primarily due to increases in administrative expenses. These increases were partly offset by a decrease in advertising costs and the effects of foreign currency translation.

       Interest expense of $307.3 million in 2000 increased 22.8% from $250.2 million in 1999 due to higher average debt levels and an increase in the weighted-average interest rate in 2000. These increases were partly offset by higher interest income in 2000.

       The tax provision of $195.1 million in 2000 increased 4.9% from $186.0 million in 1999, due to the higher income before income taxes in 2000. The effective tax rate in 2000 is 39.2% as compared to 40.3% in 1999. The effective tax rate fluctuates due to changes in the expected levels of pre-tax income in countries that operate under different tax rates. See Note 5 to the Notes to the Company's consolidated financial statements.

NET INCOME

       The Company achieved record net income of $302.8 million in the first nine months of 2000, or $2.81 per share on a diluted basis, representing an increase of 9.8% from $275.7 million, or $2.54 per share on a diluted basis, in the first nine months of 1999. This increase was primarily due to strong volume-related performance, partially offset by downward pricing pressure, and the net effect of other contributing factors noted above.

       The Company believes that continued competitive pricing in the car rental industry and excess fleet in the North American equipment rental market will adversely impact operating results for the remainder of 2000 and the first quarter 2001, when compared to the comparable periods in 1999 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

       The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars, and industrial and construction equipment. For the nine months ended September 30, 2000, the Company's expenditures for revenue earning equipment were $7.4 billion (partially offset by proceeds from the sale of such equipment of $4.9 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. In 2000, the Company expended $86.7 million for new businesses acquired and assumed $34.1 million of related debt and invested $2.0 million in a business venture. The Company also received $99.2 million for the transfer of its leasing operations in Australia, New Zealand and the United Kingdom to Axus International, Inc., an affiliated company. For the nine months ended September 30, 2000, the Company's capital investments for property and non-revenue earning equipment were $198.7 million.

       To finance its domestic operations, the Company maintains an active commercial paper program. The Company is also active in the U.S. domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of September 30, 2000 was $3.8 billion with maturities ranging from 2000 to 2028. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada and Ireland. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada and Ireland, which consist principally of commercial paper and short-term bank loans. At September 30, 2000, the total debt for the foreign operations was $1,427 million, of which $1,406 million was short-term (original maturity of less than one year) and $21 million was long-term. At September 30, 2000, the total amounts outstanding (in millions of U.S. dollars) under the Australian, Canadian and Irish commercial paper programs were $88, $346 and $330, respectively.

       At September 30, 2000, the Company had committed credit facilities totaling $3.4 billion. Of this amount, $2.2 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 2000, the multi-year facilities totaling $1,162 million were renegotiated. Currently, $63 million expires on June 30, 2002, $137 million expires on June 30, 2003, $46 million expires on June 30, 2004 and $916 million expires on June 30, 2005. Effective June 22, 2000, the 364-day facilities totaling $1,050 million were renegotiated and currently expire on June 20, 2001. The multi-year facilities that expire in 2005 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of 364-day facilities totaling $975 million, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan.

       In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 2002. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

       On March 10, 2000 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to stockholders of record as of February 15, 2000.

       On June 9, 2000 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to stockholders of record as of May 15, 2000.

       On September 11, 2000 the Company paid a quarterly dividend of $.05 per share on its Class A and Class B Common Stock to stockholders of record as of August 16, 2000.

       On November 6, 2000 the Board of Directors declared a quarterly dividend of $.05 per share on its Class A and Class B Common Stock, payable on December 11, 2000 to stockholders of record as of November 15, 2000.

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


FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, forecasts and assumptions and involve risks and uncertainties, some of which are outside of the Company's control, that could cause actual outcomes and results to differ materially from current expectations. These risks and uncertainties include, among other things, price and product competition, changes in general economic and business conditions, wage inflation, economic and competitive conditions in markets and countries where the Company's customers reside and where the Company and its licensees operate, changes in capital availability or cost, costs and other terms related to the acquisition and disposition of automobiles and equipment, and certain regulatory and environmental matters. These forward-looking statements represent the Company's judgments as of the date of this filing. The company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                         PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              Hertz Minority Stockholder Class Actions. Twelve class actions have been filed in Delaware State court on behalf of minority stockholders of the Company against the Ford Motor Company ("Ford"), the Company and its directors, alleging that the defendants breached their fiduciary duties to the minority stockholders of Hertz by Ford proposing, on September 20, 2000, a merger transaction under which the minority stockholders would receive $30 per share for the shares of Hertz stock they own. The plaintiffs allege that the consideration offered is unfair and inadequate, was not negotiated at arms length and was designed to benefit Ford by "capping" the value of the stock, and would deny them the full value of their stock. They seek to enjoin or rescind the transaction, recover damages and profits, and an award of attorney's fees. All of these actions have been consolidated into a single court proceeding.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2000 and 1999.

                   27 Consolidated Financial Data Schedule for the nine months ended September 30, 2000.

              (b)  Reports on Form 8-K:

                         The Company filed a Form 8-K dated July 17, 2000 reporting the issuance of a press release with respect to its second quarter 2000 earnings.

                         The Company filed a Form 8-K dated August 7, 2000 reporting the issuance of a press release with respect to the declaration of a quarterly dividend.

                         The Company filed a Form 8-K dated September 21, 2000 reporting the issuance of a press release with respect to a proposal from Ford Motor Company ("Ford") to acquire the outstanding shares of the Company's Class A Common Stock not currently owned by Ford.





                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE HERTZ CORPORATION
                                             (Registrant)


Date:  November 14, 2000                     By:    /s/ Paul J. Siracusa
                                                    ----------------------
                                                    Paul J. Siracusa
                                                    Executive Vice
                                                    President and
                                                    Chief Financial Officer
                                                    (principal financial
                                                    officer and duly
                                                    authorized officer)

                      SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                          -------------------------



                                   EXHIBITS


                                  FILED WITH


                                  FORM 10-Q


                            FOR THE QUARTER ENDED


                              SEPTEMBER 30, 2000


                                    UNDER


                     THE SECURITIES EXCHANGE ACT OF 1934


                         ---------------------------



                            THE HERTZ CORPORATION



                        COMMISSION FILE NUMBER 1-7541

                                  EXHIBIT INDEX






12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2000 and 1999.

27 Consolidated Financial Data Schedule for the nine months ended September 30, 2000.