Form 10-K405
period 2000-12-31
HERTZ CORP
filed 2001-03-30
CIK 47129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                   On Which Registered
-------------------                                   -------------------
7% Junior Subordinated Notes due July 15, 2003        New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

The Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format as permitted.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: None (As of March 9, 2001, all of the voting stock of the Registrant is owned by Ford FSG, Inc.).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: As of March 9, 2001 - $0.01 par value per share - Class A, 100 shares.

                       Documents Incorporated By Reference
                                      NONE

                                     PART I

ITEM 1. BUSINESS.

GENERAL

The Hertz Corporation (together with its subsidiaries, referred to herein as "Hertz" or the "Company") is an indirect wholly owned subsidiary of Ford Motor Company ("Ford"). Ford first acquired an ownership interest in the Company in 1987. Hertz became a wholly owned subsidiary of Ford as a result of a series of transactions in 1993 and 1994. Hertz continued as a wholly owned subsidiary of Ford until April 1997. On April 30, 1997, Hertz completed a public offering of approximately 50.6% of its Class A Common Stock (the "Class A Common Stock"), which represented approximately 19.1% of the economic interest in Hertz.

On March 9, 2001, Ford FSG, Inc. ("FSG"), an indirect wholly owned subsidiary of Ford that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company's outstanding Class A Common Stock that FSG did not already own for $35.50 per share, or approximately $722 million. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger. After the merger, all outstanding shares of Class A Common Stock of the Company are owned by FSG, and all shares of Class A Common Stock of the Company previously held by Hertz as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG (the "Class B Common Stock"), have been cancelled. The merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of Hertz.

As a result of FSG's acquisition, the Company's Class A Common Stock is no longer traded on the New York Stock Exchange. However, because certain of the Company's debt securities were sold through public offerings, the Company will continue to file periodic reports under the Securities Exchange Act of 1934.

The Company and its affiliates, associates and independent licensees operate what the Company believes is the largest car rental business in the world based upon revenues and one of the largest industrial and construction equipment rental businesses in North America based upon revenues. The Company's Hertz brand name is recognized worldwide as a leader in quality rental and leasing services and products. The Company, together with its affiliates, associates and independent licensees, currently rents and leases cars and light trucks, rents industrial and construction equipment and operates its other businesses from approximately 7,000 locations throughout the United States and in over 140 foreign countries and jurisdictions. For the year ended December 31, 2000, the Company generated record revenues, income before income taxes and net income of $5.1 billion, $580.9 million and $358.4 million, respectively. The Company and its predecessors have been profitable in every year since 1952, when one of the Company's predecessors first became a public company.

The Company, which was incorporated in Delaware in 1967, is a successor to corporations that have been engaged in the automobile and truck leasing and rental business since 1918. Prior to December 1987, when Ford first acquired an ownership interest in the Company, the Company had been a subsidiary of UAL Corporation (formerly Allegis Corporation) ("UAL"), which had acquired the Company's outstanding capital stock from RCA Corporation ("RCA") in 1985. See Notes 1 and 15 to the Notes to the Company's consolidated financial statements included in this Report.

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

CAR RENTAL
The Company maintains a substantial network of company-owned car rental locations both in the United States and in Europe, and what it believes to be the largest number of on-airport car rental locations in the world, enabling the Company to provide consistent quality, pricing and service worldwide. The Company derives approximately 81% of its car rental revenues from on-airport locations.

The Company's Hertz #1 Club Gold service provides an expedited rental service to members worldwide. Through its many travel industry relationships with airlines and hotels, the Company has targeted the most frequent travelers to become Hertz #1 Club Gold members.

The Company's worldwide car rental operations and certain other related activities generated $4.1 billion in revenue and $554 million in income before income taxes during 2000.

INDUSTRIAL AND CONSTRUCTION EQUIPMENT RENTAL
The Company, through its wholly owned subsidiary, Hertz Equipment Rental Corporation ("HERC"), maintains a significant market share in the North American industrial and construction equipment rental market. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, small tools, compaction equipment and construction-related trucks.

During the past two years the Company has expanded its equipment rental operations in Europe. Principally through acquisitions, the Company currently operates what it believes to be the largest equipment rental business in Spain and the second largest in France based upon revenues.

The Company's worldwide industrial and construction equipment rental operations generated $970 million in revenue and $47 million in income before income taxes during 2000.

OTHER ACTIVITIES
Other activities of the Company include self-insurance operations for both its car rental and industrial and construction equipment rental businesses, the sale of its used cars and equipment, third-party claim management services and telecommunications services in the United States.

BUSINESS SEGMENTS

The Company's business consists of two significant segments, rental and leasing of cars and light trucks ("car rental"), and the rental of industrial, construction and material handling equipment ("industrial and construction equipment rental"). Set forth below is certain information with respect to these segments, as well as "corporate and other," for the year ended December 31, 2000. Corporate and other includes general corporate expenses, as well as other business activities, such as claim management and telecommunications services. See Note 11 to the Notes to the Company's consolidated financial statements included in this Report.

                                                                   Year Ended December 31, 2000
                                                   ---------------------------------------------------------
                                                                   Industrial and
                                                                    Construction
                                                                      Equipment       Corporate
                                                    Car Rental         Rental         and Other
                                                   ------------    --------------    ------------

                                                   Amount     %    Amount       %    Amount     %      Total
                                                   ------    --    ------      --    ------    --     ------
                                                                       Dollars in millions
Revenues                                           $4,062    80    $  970      19    $   42     1     $5,074
Amortization of intangibles                             3    10        11      37        16    53         30
Operating income (loss) (pre-tax income before
  interest)                                           841    85       164      16        (9)   (1)       996
Income (loss) before income taxes                     554    95        47       8       (20)   (3)       581
Revenue earning equipment, net, at end of year      5,187    75     1,736      25        --    --      6,923

Set forth below is certain information with respect to the Company's U.S. and foreign operations for the year ended December 31, 2000 (substantially all of the Company's foreign operations consist of car rental and industrial and construction equipment rental operations).

                                                                   Year Ended December 31, 2000
                                                             --------------------------------------
                                                                 U.S.          Foreign
                                                             ------------    ------------
                                                             Amount     %    Amount     %     Total
                                                             ------    --    ------    --     -----
Revenues...................................................  $3,922    77    $1,152    23    $5,074
Amortization of intangibles................................      25    83         5    17        30
Operating income (pre-tax income before interest)..........     821    82       175    18       996
Income before income taxes.................................     462    80       119    20       581
Revenue earning equipment, net, at end of year.............   5,648    82     1,275    18     6,923

WORLDWIDE CAR RENTAL

U.S. OPERATIONS
CAR RENTAL. The Company provides car rental services throughout the United States in or around all major U.S. cities and operates a nationwide, toll-free reservations system. Car rental facilities are operated at all major airports and in the central business districts and key suburban commercial centers in major U.S. cities.

The Company uses a wide variety of makes and models of cars for daily rental purposes, nearly all of which are current year or the previous year's models. The Company rents cars on a daily, weekend, weekly or monthly basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. The Company's rates vary at different locations depending on local market, competitive and cost factors, and virtually all rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. In addition to car rentals and licensee fees, the Company generates revenues from providing customers with ancillary products and services such as Hertz #1 Club Gold, the Company's Rent It Here - Leave It There program, supplemental equipment (child seats, ski racks and portable cellular phones), loss or collision damage waiver, liability insurance and personal effects coverage, Hertz NeverLost navigational system and gasoline payment options.

The Company conducts operations in the United States through company-owned and licensee operated locations. Company-owned locations are those locations through which the Company rents cars that it owns, as compared to licensee locations through which licensees rent cars that they own. The Company believes that its extensive worldwide ownership of its operations contributes to the consistency of its high-quality service, strict cost control, fleet utilization, yield management, competitive pricing and the Company's ability to offer one-way rentals through its Rent It Here - Leave It There program. However, in certain smaller domestic markets, the Company has found it more efficient to operate through licensees. At December 31, 2000, the Company owned 95% of all the cars in the combined Company-owned and licensee fleet.

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

AIRPORT OPERATIONS. The Company estimates that airport revenues accounted for approximately 88% of its car rental revenues in the United States in 2000. The Company has concession agreements at 328 airports in the United States. These agreements are entered into with airport authorities, through either negotiation or a bidding process, for a fixed number of car rental counter positions. The agreements typically provide for concession payments based upon a specified percentage of revenue generated at the airport, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

SUBURBAN OPERATIONS. The Company's suburban locations offer insurance replacement and automobile dealer service loaner programs and are marketed under the Hertz Local Edition ("HLE") brand name. HLE provides local use commercial, leisure and replacement car rental services in major commercial centers and other suburban areas in the United States. The services provided at HLE locations include providing replacement vehicles when customers' personal vehicles are out of service, generally due to an accident, theft or mechanical problem. A significant percentage of these rentals are referrals from insurance companies and car dealerships, which generally pay for all or a significant portion of the costs of such rentals.

INTERNATIONAL OPERATIONS
At December 31, 2000, the Company and its affiliates, associates and licensees, operated in over 140 foreign countries and jurisdictions. In general, international operations are conducted similarly to those of the Company in the United States. Although the Company has found it more efficient to conduct a greater proportion of its international operations through licensees as compared to the Company's U.S. operations, it continues to conduct its operations primarily through Company-owned locations in the major European markets. The international car rental operations of the Company that generated the highest volumes of business in 2000 were those conducted in France, Germany, Italy, the United Kingdom, Canada, Australia, Spain and Switzerland. In addition, the Company owns operations in Puerto Rico, St. Thomas (USVI), New Zealand, Brazil, Belgium, Luxembourg and The Netherlands. See Note 5 to the Notes to the Company's consolidated financial statements included in this Report.

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

CAR ACQUISITION
The Company believes it is one of the largest private purchasers of new cars in the world. Consequently, the acquisition and disposition of cars are important activities for the Company and have a significant impact on profitability. The Company acquires, subject to availability, a majority of its cars pursuant to various fleet repurchase programs established by automobile manufacturers. Under these programs, automobile manufacturers agree to repurchase cars at a specified price during established repurchase periods, subject to certain car condition and mileage requirements. Repurchase prices under the repurchase programs are based on either (i) a predetermined percentage of original car cost and the month in which the car is returned or (ii) the original capitalization cost less a set daily depreciation amount. These repurchase programs limit the Company's residual risk with respect to cars purchased under the programs. For this reason, cars purchased by car rental companies under repurchase programs are sometimes referred to by industry participants as "non-risk" cars. Conversely, those cars not purchased under repurchase programs for which the car rental company is exposed to residual risk are sometimes referred to as "at-risk" cars. During 2000, non-risk cars as a percentage of all cars purchased by the Company's U.S. operations and international operations were approximately 81% and 74%, respectively.

Over the five years ended December 31, 2000, on a weighted-average basis, approximately 65% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 26% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 2000, approximately 64% of the cars acquired by the Company domestically were manufactured by Ford and approximately 28% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year.

Purchases of cars are financed through funds provided from operations and by active and ongoing global borrowing programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LICENSEES
While the Company believes that its extensive worldwide ownership of its operations provides an important competitive advantage, the Company has found it more efficient to operate through licensees in certain markets. The Company's licensees operate in over 140 countries and jurisdictions worldwide. The Company believes that its licensee arrangements are important to the Company's business because they enable the Company to offer expanded national and international service and a broader Rent It Here - Leave It There program. The Company's wholly owned subsidiaries, Hertz System, Inc. ("System") and Hertz International, Ltd. ("Hertz International"), issue licenses under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many foreign countries and jurisdictions.

Licensees generally pay fees based on the number of cars they operate and/or on revenues. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensee with the Company having no investment interest in the licensee or in the licensee's fleet. Licensees also share in the cost of the Company's advertising program, reservations system, sales force and certain other services. In return, licensees are provided with the use of the Hertz brand name, management and administrative assistance, training, the availability of the Company's charge cards, The Hertz #1 Club reservations service, the Rent It Here - Leave It There program and other services. System, which owns the Company's service marks and trademarks and certain proprietary know-how used by licensees, establishes the uniform standards and procedures under which all such licensees operate.

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

CAR LEASING
On August 31, 2000, the Company transferred substantially all of the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus International, Inc., a wholly owned subsidiary of Ford Motor Credit Company for $99.2 million. Effective January 1, 2000, Hertz International entered into a license agreement and management services agreement with Axus International, Inc. ("Axus"), a car leasing company wholly owned by Ford Motor Credit Corporation, whereby Hertz International has licensed the Hertz name and will provide management services to Axus under a five-year contract covering select international markets. Axus operates throughout Europe and in New Zealand and Australia with total revenues in 2000 of approximately $750 million. During 2000, fees earned from these agreements were approximately $6.9 million.

INDUSTRIAL AND CONSTRUCTION EQUIPMENT RENTAL

OPERATIONS
HERC's principal business is the rental of industrial and construction equipment. HERC rents a broad range of equipment; major categories include earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, compaction equipment and construction-related trucks.

HERC is one of the largest sellers of used industrial and construction equipment in the United States. It has developed an extensive used equipment sales program. HERC has a dedicated used equipment sales force and has also developed an export market through its overseas contacts. Additionally, HERC in the past has employed and may, from time to time in the future, employ a broker network in the United States to dispose of its used equipment.

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

HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as railroad, automobile manufacturing, petrochemicals, movie production, shipbuilding and construction. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business. HERC primarily targets customers in medium to large metropolitan markets.

EXPANSION AND ACQUISITIONS
The equipment rental industry in the United States is a large, fragmented market that has been undergoing a major consolidation process. HERC has been pursuing an acquisition strategy to capitalize on its size, purchasing power, experience in operating an established national network and strong, existing management team. This strategy is designed to provide controlled growth and to augment the Company's geographic coverage, customer base and product lines. In 2000, HERC acquired four equipment rental and sales companies and opened 11 new rental branches in the United States and Canada. Also, in 2000, HERC opened two new branches in Spain, four in France and acquired two businesses in France and one in Spain. See Note 5 to the Notes to the Company's consolidated financial statements included in this Report.

OTHER OPERATIONS OF THE COMPANY

CLAIM MANAGEMENT
The Company's wholly owned subsidiary, Hertz Claim Management Corporation ("HCM"), provides claim administration services to the Company and to outside customers. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third party, first party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks.

TELECOMMUNICATIONS
The Company purchases and resells telecommunications services through its subsidiary, Hertz Technologies, Inc. ("HTI"). HTI takes advantage of the Company's negotiated rates with its telecommunications carriers to market custom designed rate packages and services to small and medium size businesses throughout the United States. Over the past year, the customer base has been expanded to include services to several larger wholesale customers. Available services include call detail and management reports, inbound/outbound call packages and travel calling card services that include voice mail and fax options.

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

INSURANCE

For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states where its vehicles are registered. The Company also self-insures general public liability and property damage for all domestic operations. Since July 1, 1987, all claims have been retained and borne by the Company up to a limit of $5 million for each occurrence, and the Company maintains insurance with unaffiliated carriers in excess of $5 million up to $450 million per occurrence. HCM administers this public liability and property damage program through a network of eight regional offices throughout the United States.

For its international operations, the Company purchases insurance to comply with local legal requirements. Vehicle liability insurance is purchased from a wholly owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Probus underwrites the Company's Pan European motor vehicle liability program up to $1 million per occurrence. Probus reinsures this risk through Hertz International RE Limited, a wholly owned subsidiary of the Company, operating as a reinsurer in Dublin, Ireland. Excess coverage for claims that exceed $1 million per occurrence is maintained with unaffiliated carriers. In foreign operations outside Europe, the Company is self-insured at various amounts up to $250,000 per occurrence and maintains excess liability insurance coverage up to $450 million per occurrence with unaffiliated carriers.

Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 2000, this liability was estimated at $272.8 million for combined domestic and foreign operations.

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

COMPETITION

The markets in which the Company operates are highly competitive. In any given location, the Company may encounter competition from national, regional and local companies. In the United States, the Company's principal competitors in the car rental business market are Avis Rent A Car Systems, Inc. and National Car Rental System, Inc. ("National"), and in the leisure market, the Company's principal competitors are Alamo Rent-a-Car Inc. ("Alamo") and Budget Group, Inc. National and Alamo are owned by ANC Rental Corporation. In Europe, the Company's principal competitors in the car rental market are Avis Europe plc, Europcar, Sixt and National Car Rental. The Company competes primarily on the basis of customer service and price. In addition, the Company believes extensive worldwide ownership of its operations and its access to the global capital markets provide it with an advantage over its competitors.

The Company is expanding its presence in the suburban local use and insurance replacement markets in the United States where Enterprise Rent-A-Car Company is currently the Company's major competitor.

The Company believes that HERC is one of the largest equipment rental businesses in North America based on revenues. HERC's competitors range from other large national companies, such as United Rentals, Inc. and the Rental Service Division of Atlas Copco Inc., to many small regional businesses. HERC's competitive success is, in part, due to its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet and its established national accounts program.

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

EMPLOYEES

On December 31, 2000, the Company employed approximately 31,300 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 6,200 employees in the United States are presently in effect under 152 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts covering approximately 1,600 of these employees will expire during 2001. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and an income savings plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. The Company has had no material work stoppage as a result of labor problems during the last 10 years. The Company believes its labor relations to be good.

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

The Company's operations, as well as those of its competitors, could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies, the operations of all car and industrial and construction equipment renting and leasing companies could be adversely affected. Historically, there has been no material disruption of operations resulting from lack of fuel availability.

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

The use of automobiles and other vehicles is subject to various governmental requirements designed to limit environmental damage, including those caused by emissions and noise. Generally, these requirements are met by the manufacturer, except in the case of occasional equipment failure requiring repair by the Company. Measures are being taken at certain locations in states that require the installation of Stage II Vapor Recovery equipment to reduce the loss of vapor during the fueling process.

The Company operates approximately 400 underground tanks in the U.S. to store petroleum products, and the Company believes its tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. The Company has established a compliance program for its tanks to ensure that (i) the tanks are properly registered with the state in which the tanks are located; and (ii) the tanks have been either upgraded or replaced to meet federal and state leak detection and spill, overfill and corrosion protection requirements. The Company spent approximately $1.3 million in 2000 to register, upgrade or replace tanks requiring such action.

The Company is also incurring and providing for expenses for the cleanup of contamination from the discharge of petroleum substances at its owned and leased properties, as well as contamination at other locations at which the Company's wastes have reportedly been identified. With respect to cleanup expenditures for the discharge of petroleum substances at the Company's owned or leased properties, the Company has received reimbursement, in whole or in part, from certain states that maintain underground storage tank petroleum cleanup reimbursement funds. Such funds have been established to assist tank owners in the payment of cleanup costs associated with releases from registered tanks. The Company expects to continue to receive reimbursement for cleanup costs incurred due to releases from certain of its tanks. With respect to off-site locations at which the Company's wastes have reportedly been identified, the Company has been and continues to be required to contribute to cleanup costs due to strict joint and several cleanup liability imposed by the federal Comprehensive Environmental Response,

Compensation and Liability Act of 1980 and comparable state superfund statutes. The Company has recovered a substantial amount of such costs incurred through settlements with its insurance carriers.

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


ITEM 2. PROPERTIES.

The Company's owned operations are carried on at 2,961 locations worldwide, including rental and sales offices, car sales locations and service facilities located on or near airports and in central business districts in major U.S. cities and suburban areas. Most of these premises are leased, except for 163 that are owned. The Company has various concession agreements with governmental authorities and private companies charged with the operation of airports under arrangements generally providing for payment of rents and a percentage of revenues with a guaranteed annual minimum fee. See Note 10 to the Notes to the Company's consolidated financial statements included in this Report.

The Company owns three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for its worldwide car rental operations are processed, global strategic information systems are serviced and major domestic and international accounting functions are performed. The Company maintains its executive offices in an owned facility in Park Ridge, New Jersey. The Company also has an owned reservation center and leased financial center near Dublin, Ireland, for centralized European reservation operations and accounting functions. In 2000, the Company opened a leased reservation center in Mobile, Alabama to supplement the capacity of its Oklahoma City reservation center.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

The Company is currently a defendant in two purported class actions that have been brought in two states, in which the plaintiffs seek unspecified damages and injunctive relief arising out of the Company's allegedly improper sale of one or more optional insurance products (Liability Insurance Supplement and Personal Accident Insurance/Personal Effects Coverage) in connection with vehicle rentals. A common feature of the actions is a claim that applicable insurance laws were violated in the sale of optional insurance products because the Company's counter sales representatives were not licensed insurance salespersons. Details of those actions appear below. Other similar actions in Texas, Alabama, Wisconsin and California have been concluded and/or dismissed with no finding of liability to the Company.

On October 2, 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. Enterprise Rent A Car, The Hertz Corporation, et al. was commenced in Circuit Court of Coosa County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. The Company and the other defendant car rental companies filed a series of motions which sought dismissal of the various causes of action based upon the judge's initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January 2000 and the plaintiffs subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. That court subsequently heard oral argument of the appeal but has not rendered a decision.

On June 2, 1999, Fred Saffer and Jennifer Nicoletta, on behalf of themselves and all others similarly situated v. The Hertz Corporation, Enterprise Rent-A-Car, et al. was commenced in Superior Court of New Jersey, Law Division, Essex County. The initial complaint claimed that the collection by the Company of New Jersey general sales tax on certain fueling charges imposed on renters was not required by law and was an unfair trade practice. The complaint was later amended to include a claim that the Company sold optional insurance products without appropriate licensure, similar to the claims advanced in the other actions described above. The Company moved to dismiss the insurance-related components of the complaint for failure to state a claim on which relief could be granted, and that motion was granted. The undismissed portion of the action was stayed pending the resolution of a sales tax refund claim that the Company brought administratively. The plaintiff appealed the foregoing rulings to the Appellate Division of the Superior Court. The Appellate Division denied the plaintiff's appeal in June 2000. In the tax refund proceeding, the New Jersey Division of Taxation rendered a Final Determination in a letter dated February 14, 2001, concluding that the Company's collection of general sales tax on fueling charges was not erroneous, illegal or unconstitutional. The Company will seek to have the undismissed claims in this litigation dismissed based on that administrative determination.

The Company is also a defendant in a private attorney general action which challenges the Company's practices in offering the optional fuel and service charge. On January 20, 1998, Peter Schnall, on behalf of himself and all others similarly situated v. The Hertz Corporation was commenced in the Superior Court of California, County of San Francisco. The complaint alleged violations of the California Business and Professions Code by claiming that the optional fuel and service charge constitutes an "unlawful business practice" and that the prices charged constitute unfair liquidated damages under the rental agreement. The Company filed demurrers to the initial complaint and an amended complaint, and the trial court sustained the demurrer to the amended complaint without leave to amend. The trial court then entered judgment in the Company's favor in June of 1998. Plaintiff appealed the trial court's decision to the Court of Appeal of California, First Appellate District in San Francisco. In an opinion issued in March 2000, the Court of Appeal sustained in part and reversed in part the trial court's decision and ordered the matter remanded with respect to plaintiff's challenge of the manner in which the Company discloses and explains the fuel and service charge. The Supreme Court of California subsequently denied the Company's petition for review of the Court of Appeal's decision and remitted the matter to the Superior Court. As the result of subsequent motion practice in the Superior Court, large portions of the plaintiff's original complaint were stricken, and the plaintiff has now filed a second amended complaint.

The Company is similarly a defendant in a purported class action which involves the Company's practices in offering Loss Damage Waiver to California renters. On November 3, 2000, Sanchez et al. v. Avis Rent A Car Systems, Inc., et al. was commenced against the Company and a number of other car rental companies in the Superior Court of the State of California, County of Los Angeles, by four individuals on behalf of themselves, one or more classes of persons similarly situated and the general public. The complaint alleged that the defendant companies violated California Civil Code Section 1936(h), California Business and Professions Code Section 22325 and other California statutes by failing to provide statutorily mandated disclosures or notices in connection with the companies' sale of loss damage waivers to renters of their vehicles. The Company has not yet filed an answer to the complaint.

On February 8, 2000, a patent infringement suit naming the Company and 38 other companies, including Ford, as defendants was filed in the U.S. District Court for the Eastern District of Texas by an individual, Allan Konrad, who holds three patents allegedly covering intranet/internet use. Mr. Konrad also owns a fourth patent application allegedly covering e-commerce. The Company procures all products and services related to this infringement allegation from suppliers and believes that it is entitled to be indemnified by these suppliers for any loss that may result from this litigation. The technology covered in the Konrad patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents.

Starting on September 21, 2000, twelve class actions were filed in Delaware Chancery Court on behalf of minority stockholders of the Company against Ford, the Company and its directors, alleging that the defendants breached their fiduciary duties to the minority stockholders of the Company by Ford proposing, on September 20, 2000, a merger transaction under which the minority stockholders would receive $30 per share in cash for the shares of Company Common Stock they own. The plaintiffs allege that the consideration offered is unfair and inadequate, was not negotiated at arms length and was designed to benefit Ford by "capping" the value of the stock, and would deny them the full value of their stock. They seek to enjoin or rescind the transaction, recover damages and profits and an award of attorney's fees. All of these actions have been consolidated into a single court proceeding entitled In Re The Hertz Corporation Shareholders Litigation and, at the plaintiffs' request, these actions were stayed. In January 2001, Ford agreed with a special committee of the Company's Board of Directors to increase its offer to $35.50 per share. In March 2001, through a cash tender offer and merger transaction, Ford acquired the publicly held shares of Hertz.

The Company believes it has meritorious defenses in the foregoing actions and will defend itself vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of March 12, 2001, the Company was no longer listed on the New York Stock Exchange. The Company became an indirect wholly owned subsidiary of Ford and, as such, there is no market for the Company's Class A Common Stock.

The Company paid cash dividends in the aggregate of $21.5 million on its Class A Common Stock and Class B Common Stock in 2000 and $21.6 million in 1999. On March 9, 2001, the Company paid a cash dividend of $.05 per share totaling $5.4 million to shareholders of record as of February 15, 2001.

Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 2000, approximately $1,261 million of consolidated stockholders' equity was free of such limitations.

ITEM 6. SELECTED FINANCIAL DATA.

               SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

The selected consolidated income statement data for each of the years in the three-year period ended December 31, 2000, and consolidated balance sheet data as of December 31, 2000 and 1999 presented below were derived from the audited consolidated financial statements of the Company and the related notes thereto included in this Report. The selected consolidated income statement data for each of the years in the two-year period ended December 31, 1997, and consolidated balance sheet data as of December 31, 1998, 1997 and 1996 presented below were derived from audited consolidated financial statements of the Company and the related notes thereto not included in this Report. The financial data presented below and the related notes thereto should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in this Report.

                                                                        Years ended at December 31,
                                                         ------------------------------------------------------
                                                           2000          1999       1998       1997       1996
                                                         ---------   ---------   --------   --------   --------
                                                                          Dollars in millions
INCOME STATEMENT DATA
 Revenues
   Car rental ......................................     $ 3,980.6   $ 3,728.5   $3,484.8   $3,329.9   $3,161.6
   Industrial and construction equipment rental ....         969.6       842.9      631.3      444.5      392.3
   Car leasing .....................................          30.0        39.8       37.5       40.9       35.4
   Other(a) ........................................          93.3       104.5       84.7       76.0       79.0
                                                         ---------   ---------   --------   --------   --------
     Total revenues ................................       5,073.5     4,715.7    4,238.3    3,891.3    3,668.3
                                                         ---------   ---------   --------   --------   --------
 Expenses(b)
   Direct operating ................................       2,290.6     2,120.7    1,948.8    1,849.1    1,812.6
   Depreciation of revenue earning equipment(c) ....       1,336.2     1,240.8    1,078.0      979.6      892.7
   Selling, general and administrative .............         451.0       452.4      439.8      471.1      407.7
   Interest, net of interest income of $13.5, $12.2,
    $11.5, $13.8 and $10.4 .........................         414.8       341.4      306.3      302.2      298.8
                                                         ---------   ---------   --------   --------   --------
      Total expenses ...............................       4,492.6     4,155.3    3,772.9    3,548.0    3,411.8
                                                         ---------   ---------   --------   --------   --------
 Income before income taxes ........................         580.9       560.4      465.4      343.3      256.5
 Provision for taxes on income(d) ..................         222.5       224.4      188.4      141.7       97.9
                                                         ---------   ---------   --------   --------   --------
 Net income ........................................     $   358.4   $   336.0   $  277.0   $  201.6   $  158.6
                                                         =========   =========   ========   ========   ========

 Ratio of earnings to fixed charges(e) .............           2.1         2.3        2.2        1.9        1.7
                                                         =========   =========   ========   ========   ========
BALANCE SHEET DATA
 Revenue earning equipment, net
   Cars ............................................     $ 5,186.2   $ 4,762.3   $4,472.5   $4,039.8   $4,318.3
   Other equipment .................................       1,736.3     1,501.4    1,309.5      852.0      717.4
 Total assets ......................................      10,620.0    10,136.7    8,872.6    7,435.5    7,649.2
 Total debt ........................................       6,676.0     6,602.2    5,759.8    4,715.7    5,091.8
 Stockholders' equity ..............................       1,984.1     1,674.0    1,393.8    1,136.2      989.4


----------
See page 12 for notes.

(a) Includes fees from licensees (other than expense reimbursement from licensees) and revenue from claim management and telecommunications services.

(b) Certain prior year amounts have been reclassified to conform to the current year presentation.

(c) For 2000, 1999, 1998, 1997 and 1996 includes net credits of $41.8 million, $29.5 million, $14.5 million, $3.3 million and $23.2 million, respectively, primarily from net proceeds received in excess of book value on the disposal of revenue earning equipment. Effective January 1, 2000 and January 1, 1997, certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment used in the industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized upon disposal of the equipment. As a result of this change, depreciation of revenue earning equipment for the years 2000 and 1997 decreased by $12.9 million and $10.4 million, respectively.

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

The Company's revenues principally are derived from rental and related charges and consist of:

     - Car rental revenues (revenues from all owned car and truck operations, including loss or collision damage waivers, liability insurance and other products);

     -    Industrial and construction equipment rental revenues;

     -    Car leasing revenues; and

     - Other revenues (fees from the Company's licensees, revenues from the Company's claim management and telecommunications services).

The Company's expenses consist of:

     - Direct operating expenses (primarily wages and related benefits; concessions and commissions paid to airport authorities, travel agents and others; and other costs relating to the operation and rental of the revenue earning equipment, such as maintenance and reservations);

     - Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars, trucks and industrial and construction equipment;

     -    Selling, general and administrative expenses (including advertising);
          and

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

At December 31, 2000, 73% of the cars in the Company's car rental fleet were subject to repurchase by automobile manufacturers under guaranteed repurchase programs pursuant to which automobile manufacturers agree to repurchase cars, subject to certain car conditions and mileage requirements, at a specified price after a minimum period of service. See "Business -- Worldwide Car Rental -- Car Acquisition." The Company's industrial and construction equipment is not subject to such guaranteed repurchase programs.

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

RESULTS OF OPERATIONS

The following table sets forth for each of the years indicated, the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                        Percentage of Revenues
                                                   --------------------------------
                                                              Years Ended
                                                              December 31,
                                                   --------------------------------
                                                     2000        1999        1998
                                                   --------    --------    --------
Revenues:
  Car rental .................................         78.5%       79.1%       82.2%
  Industrial and construction equipment rental         19.1        17.9        14.9
  Car leasing ................................           .6          .8          .9
  Other ......................................          1.8         2.2         2.0
                                                   --------    --------    --------
                                                      100.0       100.0       100.0
                                                   --------    --------    --------
Expenses:
  Direct operating ...........................         45.2        45.0        46.0
  Depreciation of revenue earning equipment ..         26.3        26.3        25.4
  Selling, general and administrative ........          8.9         9.6        10.4
  Interest, net of interest income ...........          8.2         7.2         7.2
                                                   --------    --------    --------
                                                       88.6        88.1        89.0
                                                   --------    --------    --------

Income before income taxes ...................         11.4        11.9        11.0
Provision for taxes on income ................          4.3         4.8         4.5
                                                   --------    --------    --------

Net income ...................................          7.1%        7.1%        6.5%
                                                   ========    ========    ========

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

REVENUES
The Company achieved record revenues of $5,073.5 million in 2000, which increased by 7.6% from $4,715.7 million in 1999.

Revenues from car rental operations of $3,980.6 million in 2000 increased by 6.8% from $3,728.5 million in 1999. This increase of $252.1 million was primarily the result of a worldwide increase in transactions of 7.6% that contributed $282.2 million in increased revenue. In addition, improved revenue per transaction worldwide, before the effects of foreign currency translation, contributed $75.7 million which resulted from longer rental lengths, partially offset by lower revenue per day. These increases were partially offset by a decrease of $105.8 million from the effects of foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

Revenues from industrial and construction equipment rental operations of $969.6 million in 2000 increased by 15.0% from $842.9 million in 1999. Of this $126.7 million increase, approximately $99.4 million was due to an increase in volume resulting from the inclusion of 20 acquired businesses worldwide, and approximately $27.3 million was due to increased activity from existing and greenfield locations which grew 3.4%.

Revenues from all other sources of $123.2 million in 2000 decreased by 14.6% from $144.3 million in 1999, primarily due to a decrease in telecommunications revenues and a decrease in car leasing revenue due to the transfer of certain foreign operations to an affiliated company on August 31, 2000.

EXPENSES
Total expenses of $4,492.6 million in 2000 increased by 8.1% from $4,155.3 million in 1999, and total expenses as a percentage of revenues increased to 88.6% in 2000 from 88.1% in 1999.

Direct operating expenses of $2,290.6 million in 2000 increased by 8.0% from $2,120.7 million in 1999. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages, facility costs and vehicle damage costs in car rental operations, which corresponds with the increase in transaction volume. These increases were partly offset by foreign currency translation changes, higher recoveries of concession fees and a gain of $9 million in 2000 from the condemnation of a car rental and support facility in California.

Depreciation of revenue earning equipment for the car rental and car leasing operations of $1,099.4 million in 2000 increased by 6.8% from $1,029.3 million in 1999, primarily due to an increase in the number of cars operated worldwide. This increase was partly offset by an increase of $21.3 million in the net proceeds received in excess of book value on the disposal of vehicles.

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $236.8 million in 2000 increased by 12.0% from $211.5 million in 1999, primarily due to acquisitions of equipment rental and sales companies, an increase in both the volume and cost of equipment operated and a decrease of $9.0 million in the net proceeds received in excess of book value on the disposal of equipment. This increase was partly offset by a reduction in depreciation of $12.9 million, due to changes made effective January 1, 2000 to increase certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment and to reflect changes in the estimated residual values of the equipment. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

Selling, general and administrative expenses of $451.0 million in 2000 decreased by 0.3% from $452.4 million in 1999, and decreased as a percentage of revenue to 8.9% in 2000 from 9.6% in 1999. The decrease in 2000 resulted from lower advertising costs and foreign currency translation changes which were mostly offset by increases in sales promotion and administrative expenses.

Interest expense of $414.8 million in 2000 increased 21.5% from $341.4 million in 1999, primarily due to higher average debt levels in 2000 and an increase in the weighted-average interest rate in 2000. These increases were partially offset by higher interest income in 2000.

The tax provision of $222.5 million in 2000 decreased 0.9% from $224.4 million in 1999. The effective tax rate in 2000 was 38.3% as compared to 40.0% in 1999. The decrease in the effective tax rate was due to changes in the mix of pretax income between countries that operate under different tax rates and greater utilization of foreign tax credits in 2000. This decrease was partly offset by higher income before income taxes in 2000. See Notes 1 and 9 to the Notes to the Company's consolidated financial statements included in this Report.

NET INCOME
The Company achieved record net income of $358.4 million in 2000, or $3.33 per share, on a diluted basis, representing an increase of 6.7% from $336.0 million, or $3.10 per share on a diluted basis, in 1999. This increase was primarily due to strong volume-related performance, partially offset by downward pricing pressures and the net effect of other contributing factors noted above.

The Company believes that continued competitive pricing in the car rental industry, excess fleet in the North American equipment rental market and a slowing economy will adversely impact operating results for the first quarter and full year 2001 when compared to the comparable periods in 2000.

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

Revenues from industrial and construction equipment rental of $842.9 million in 1999 increased by 33.5% from $631.3 million in 1998. Of this $211.6 million increase, approximately $146.1 million was due to an increase in volume resulting from the inclusion of 26 acquired businesses worldwide, and approximately $65.5 million was due to increased activity from existing and greenfield locations which grew 12.4%.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company primarily uses funds for the acquisition of revenue earning equipment which consists of cars and industrial and construction equipment. For the year ended December 31, 2000, the Company's expenditures for revenue earning equipment were $9,066.8 million (offset by proceeds from the sale of such equipment of $6,960.3 million). These assets are purchased by the Company in accordance with the terms of agreements negotiated with automobile and equipment manufacturers. In 2000, the Company expended $111.9 million for businesses acquired and assumed $33.5 million of related debt, and invested $1.2 million in a business venture. The Company also received $99.2 million for the transfer of its leasing operations in Australia, New Zealand and the United Kingdom to Axus International, Inc., an affiliate. For the year ended December 31, 2000, the Company's capital investments for property and non-revenue earning equipment were $255.9 million.

To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. From time to time, the Company files with the Securities and Exchange Commission shelf registration statements relating to debt securities to allow for the issuance of unsecured senior, senior subordinated and junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of December 31, 2000 was $3.8 billion with maturities ranging from 2001 to 2028. On February 28, 2001, the Company issued the remaining $500 million senior debt securities available under its effective registration statement. On March 16, 2001, the Company filed a new shelf registration statement registering up to $2.5 billion of its debt securities.

Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Ireland and the Netherlands. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada, Ireland and the Netherlands, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At December 31, 2000, total debt for the foreign operations was $1,301 million, of which $1,282 million was short-term (original maturity of less than one year) and $19 million was long-term. At December 31, 2000, total amounts outstanding (in millions of U.S. dollars) under the Australian, Canadian, Irish and the Netherlands commercial paper programs were $83, $265, $389 and $28, respectively.

At December 31, 2000, the Company had committed credit facilities available totaling $3.2 billion. Of this amount, $2.2 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 2000, the multi-year facilities totaling $1,162 million were renegotiated. Currently, $63 million expires on June 30, 2002, $137 million expires on June 30, 2003, $46 million expires on June 30, 2004 and $916 million expires on June 30, 2005. Effective June 22, 2000, the 364-day facilities, totaling $1,050, million were renegotiated and currently expire on June 20, 2001. The multi-year facilities that expire in 2005 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of certain 364-day facilities totaling $975 million, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2002. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date.

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

The table below shows capital expenditures (net of proceeds received from the sale of revenue earning equipment) and financial results by quarter for 2000 and 1999.

                              Capital                     Operating
                           Expenditures                    Income         Income
                           (Net of Sale                   (Pre-Tax        Before
                             Proceeds                   Income Before     Income        Net
                             Received)      Revenues    Interest)(1)     Taxes(1)    Income(2)
                             ---------      --------    ------------     --------    ---------
                                                      Dollars in millions
2000
  First Quarter              $1,089.4       $1,135.2        $182.6         $ 93.3     $ 56.3
  Second Quarter              1,494.7        1,289.3         268.0          169.0      103.7
  Third Quarter                  73.8        1,437.8         354.6          235.6      142.8
  Fourth Quarter               (320.2)       1,211.2         190.5           83.0       55.6
                             --------       --------        ------         ------     ------
    Total Year               $2,337.7       $5,073.5        $995.7         $580.9     $358.4
                             ========       ========        ======         ======     ======

1999
  First Quarter              $  835.7       $1,033.0        $159.2         $ 82.0     $ 48.8
  Second Quarter              1,224.0        1,167.4         226.3          146.9       87.9
  Third Quarter                 198.4        1,344.8         326.4          232.7      139.0
  Fourth Quarter               (220.2)       1,170.5         189.9           98.8       60.3
                             --------       --------        ------         ------     ------
    Total Year               $2,037.9       $4,715.7        $901.8         $560.4     $336.0
                             ========       ========        ======         ======     ======

(1) Includes a gain of $9.0 million in the second quarter of 2000 from the condemnation of a car rental and support facility in California.

(2) Includes a reduction in the "Provision of taxes on income" of $2.9 million in the fourth quarter of 2000 from the utilization of certain additional foreign tax credits.

PLANS OF FORD
Ford has stated that is has no current plans or proposals which would result in a merger, reorganization or liquidation involving the Company, any purchase, sale or transfer of a material amount of assets of the Company or any other material change in the Company's corporate structure or business; however, Ford has expressly reserved the right to make any changes that it deems necessary or appropriate in light of future developments.

Ford may consider material changes in the present dividend rate and policy, indebtedness and capitalization of the Company and may consider pursuing acquisition opportunities through the Company. Ford may also seek to improve operating flexibility by transferring ownership and management responsibility of a fleet leasing business to the Company.

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

INTEREST RATE RISK
The Company and its subsidiaries have entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to its earnings assuming various changes in market interest rates. Assuming an instantaneous increase of one percentage point in interest rates on the existing debt portfolio, the Company's net income would decline by approximately $20 million over a 12-month period.

FOREIGN CURRENCY RISK
The Company and its subsidiaries have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

The Company will continue to evaluate the impact of the euro conversion over time. Based on currently available information, the conversion to the euro is not expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company adopted SFAS No. 133, as amended, beginning January 1, 2001. The initial adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 13 to 19 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 46 present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 46, presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






                                     PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 16, 2001,
except for Note 15,
as to which the date is
March 23, 2001

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                     December 31,
                                                                            ------------------------------
                                                                                2000              1999
                                                                            ------------      ------------
                                                                                 Dollars in thousands
                                     ASSETS
Cash and equivalents (Note 14) ........................................     $   206,477      $   208,652
Receivables, less allowance for doubtful accounts of $34,788 and
  $24,299 (Schedule II) ...............................................       1,115,509        1,092,955
Due from affiliates (Note 8) ..........................................         343,568          698,612
Inventories, at lower of cost or market ...............................          78,942           57,546
Prepaid expenses and other assets (Notes 4 and 5) .....................         129,115          120,270
Revenue earning equipment, at cost (Note 8):
  Cars ................................................................       5,757,090        5,277,472
    Less accumulated depreciation .....................................        (570,855)        (515,128)
  Other equipment .....................................................       2,310,118        1,953,854
    Less accumulated depreciation .....................................        (573,837)        (452,420)
                                                                            -----------      -----------
        Total revenue earning equipment ...............................       6,922,516        6,263,778
                                                                            -----------      -----------
Property and equipment, at cost:
  Land, buildings and leasehold improvements ..........................         876,123          806,058
  Service equipment ...................................................         863,708          775,010
                                                                            -----------      -----------
                                                                              1,739,831        1,581,068
    Less accumulated depreciation .....................................        (739,670)        (673,710)
                                                                            -----------      -----------
        Total property and equipment ..................................       1,000,161          907,358
                                                                            -----------      -----------
Goodwill and other intangible assets, net of
  amortization (Note 5) ...............................................         823,693          787,536
                                                                            -----------      -----------
        Total assets ..................................................     $10,619,981      $10,136,707
                                                                            ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable (Note 8) .............................................     $   546,082      $   546,111
Accrued salaries and other compensation ...............................         221,063          215,310
Other accrued liabilities .............................................         352,599          388,997
Accrued taxes .........................................................         160,901          146,405
Debt (Notes 3 and 14) .................................................       6,675,988        6,602,220
Public liability and property damage (Schedule II) ....................         272,779          292,573
Deferred taxes on income (Note 9) .....................................         406,500          271,100
Commitments and contingencies (Notes 10, 12 and 14)
Stockholders' equity (Notes 1, 3, 5 and 15):
  Class A Common Stock, $0.01 par value, 440,000,000 shares authorized,
    40,956,858 shares issued ..........................................             410              410
  Class B Common Stock, $0.01 par value, 140,000,000 shares authorized,
    67,310,167 shares issued ..........................................             673              673
  Additional capital paid-in ..........................................         995,871          982,298
  Unamortized restricted stock grants .................................          (5,518)          (3,452)
  Retained earnings ...................................................       1,103,401          766,513
  Accumulated other comprehensive loss (Note 4) .......................         (84,270)         (52,499)
  Treasury stock, at cost, 779,534 shares and 420,725 shares ..........         (26,498)         (19,952)
                                                                            -----------      -----------
        Total stockholders' equity ....................................       1,984,069        1,673,991
                                                                            -----------      -----------

        Total liabilities and stockholders' equity ....................     $10,619,981      $10,136,707
                                                                            ===========      ===========


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                               Years ended December 31,
                                                                       ----------------------------------------
                                                                          2000           1999           1998
                                                                       ----------     ----------     ----------
                                                                                 Dollars in thousands
Revenues:
  Car rental .....................................................     $3,980,627     $3,728,429     $3,484,770
  Industrial and construction equipment rental ...................        969,642        842,932        631,338
  Car leasing (Note 5) ...........................................         29,955         39,825         37,547
  Other ..........................................................         93,294        104,480         84,678
                                                                       ----------     ----------     ----------
        Total revenues ...........................................      5,073,518      4,715,666      4,238,333
                                                                       ----------     ----------     ----------

Expenses:
  Direct operating ...............................................      2,290,594      2,120,688      1,948,837
  Depreciation of revenue earning equipment (Note 8) .............      1,336,223      1,240,818      1,078,009
  Selling, general and administrative ............................        450,970        452,408        439,821
  Interest, net of interest income of $13,520, $12,157 and $11,482
     (Note 3) ....................................................        414,867        341,359        306,274
                                                                       ----------     ----------     ----------
        Total expenses ...........................................      4,492,654      4,155,273      3,772,941
                                                                       ----------     ----------     ----------
Income before income taxes .......................................        580,864        560,393        465,392
Provision for taxes on income (Note 9) ...........................        222,456        224,392        188,383
                                                                       ----------     ----------     ----------
Net income (Notes 2 and 7) .......................................     $  358,408     $  336,001     $  277,009
                                                                       ==========     ==========     ==========
Earnings per share (Notes 2 and 7):
  Basic ..........................................................     $     3.33     $     3.11     $     2.56
                                                                       ==========     ==========     ==========
  Diluted ........................................................     $     3.33     $     3.10     $     2.55
                                                                       ==========     ==========     ==========



         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Unamortized                  Accumulated
                                                 Additional    Restricted                      Other                     Total
                                       Common      Capital        Stock       Retained     Comprehensive   Treasury   Stockholders
                                        Stock      Paid-In       Grants       Earnings         Loss          Stock      Equity
                                       ------    ----------    -----------    --------     -------------   --------   ------------
                                                                         Dollars in thousands
Balances at
DECEMBER 31, 1997...................   $1,083    $980,581        $(11,763)  $   196,715      $(30,419)     $     --    $1,136,197
  Comprehensive Income
    Net income......................                                            277,009                                   277,009
    Translation adjustment
      changes.......................                                                            9,552                       9,552
    Unrealized holding gains on
      securities....................                                                               91                          91
                                                                                                                       ----------
        Total Comprehensive Income                                                                                        286,652
                                                                                                                       ----------
  Cash dividends on Common Stock....                                            (21,614)                                  (21,614)
  Acquisition of Treasury Stock.....                    1                                                   (16,511)      (16,510)
  Exercise of stock options.........                  400                                                     2,743         3,143
  Tax benefits from stock options                   1,555                                                                   1,555
    and restricted stock............
Issuance of 30,000 shares of
    restricted stock grants.........                  745          (1,200)                                      455            --
  Amortization of restricted
    stock grants....................                                4,400                                                   4,400
  Forfeiture of 29,930 shares of
    restricted stock grants.........                 (718)            718                                                      --
                                       ------    ---------       --------     ---------     ---------      --------    ----------
DECEMBER 31, 1998...................    1,083     982,564          (7,845)      452,110       (20,776)      (13,313)    1,393,823
  Comprehensive Income
    Net income......................                                            336,001                                   336,001
    Translation adjustment
      changes.......................                                                          (29,972)                    (29,972)
    Unrealized holding losses on
      securities....................                                                             (283)                       (283)
    Minimum pension liability
      Adjustment, net of tax of $0..                                                           (1,468)                     (1,468)
                                                                                                                       ----------
        Total Comprehensive Income                                                                                        304,278
                                                                                                                       ----------
  Cash dividends on Common Stock....                                            (21,598)                                  (21,598)
  Acquisition of Treasury Stock.....                                                                        (29,903)      (29,903)
  Exercise of stock options.........               (6,417)                                                   23,264        16,847
  Tax benefits from stock options
    and restricted stock............                6,151                                                                   6,151
  Amortization of restricted
    stock grants....................                                4,393                                                   4,393
                                       ------    ---------       --------    ----------     ---------      --------    ----------
DECEMBER 31, 1999...................    1,083     982,298          (3,452)      766,513       (52,499)      (19,952)    1,673,991
  Comprehensive Income
    Net income......................                                            358,408                                   358,408
    Translation adjustment
      changes.......................                                                          (32,179)                    (32,179)
    Unrealized holding gains on
      securities....................                                                              307                         307
    Minimum pension liability
      adjustment, net of tax of $527                                                              101                         101
                                                                                                                       ----------
        Total Comprehensive Income                                                                                        326,637
                                                                                                                       ----------
  Adjustment for transfer of
    leasing operations to company
    under common control............               16,444                                                                  16,444
  Cash dividends on Common Stock....                                            (21,520)                                  (21,520)
  Acquisition of Treasury Stock.....                                                                        (25,124)      (25,124)
  Exercise of stock options.........               (5,559)                                                   13,010         7,451
  Tax benefits from stock options
    and restricted stock............                3,480                                                                   3,480
  Issuance of 100,000 shares of
     restricted stock grants........                 (556)         (5,012)                                    5,568            --
  Amortization of restricted
    stock grants....................                                2,710                                                   2,710
  Forfeiture of 9,862 shares of
    restricted stock grants.........                 (236)            236                                                      --
                                       ------    ---------       --------     ----------      --------      --------    ----------
DECEMBER 31, 2000...................   $1,083     $995,871        $(5,518)    $1,103,401      $(84,270)     $(26,498)   $1,984,069
                                       ======    =========       ========     ==========      ========      ========    ==========


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  Years ended December 31,
                                                                        ---------------------------------------------
                                                                            2000             1999             1998
                                                                        -----------      -----------      -----------
                                                                                     Dollars in thousands
Cash flows from operating activities:
  Net income ......................................................     $   358,408      $   336,001      $   277,009
  Non-cash expenses:
      Depreciation of revenue earning equipment ...................       1,336,223        1,240,818        1,078,009
      Depreciation of property and equipment ......................         137,882          112,296          108,462
      Amortization of intangibles .................................          29,842           27,623           25,775
      Amortization of restricted stock grants .....................           2,710            4,393            4,400
      Provision for public liability and property damage ..........         108,681          123,950          114,373
      Provision for losses for doubtful accounts ..................          31,893           19,824            5,051
      Tax benefit from exercise of stock options ..................           3,480            6,151            1,555
      Deferred income taxes .......................................         135,400           79,600           25,500
  Revenue earning equipment expenditures ..........................      (9,066,826)      (8,504,986)      (7,705,138)
  Proceeds from sales of revenue earning equipment ................       6,960,270        6,766,256        5,914,783
  Changes in assets and liabilities, net of effects of purchase and sale of operations:
      Receivables .................................................        (123,632)        (273,373)         (69,226)
      Due from affiliates .........................................         355,044         (268,443)          (6,735)
      Inventories and prepaid expenses and other assets ...........         (29,164)         (33,058)           3,495
      Accounts payable ............................................          17,326           45,215           (6,551)
      Accrued liabilities .........................................         (13,577)          23,083           49,201
      Accrued taxes ...............................................           9,585           35,786           12,265
  Payments of public liability and property damage claims and
    expenses ......................................................        (125,272)        (139,008)        (117,098)
                                                                        -----------      -----------      -----------
    Net cash flows provided by (used in) operating activities .....     $   128,273      $  (397,872)     $  (284,870)
                                                                        -----------      -----------      -----------

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Years ended December 31,
                                                                        ---------------------------------------------
                                                                            2000             1999             1998
                                                                        -----------      -----------      -----------
                                                                                     Dollars in thousands
Cash flows from investing activities:
  Property and equipment expenditures .............................     $  (255,906)     $  (323,208)     $  (246,601)
  Proceeds from sales of property and equipment ...................          24,735           24,032           17,083
  Available-for-sale securities:
    Purchases .....................................................          (6,584)          (3,876)          (2,854)
    Sales .........................................................           6,278            3,689            2,603
  Proceeds from sale of operations, net of cash ...................              --               --            4,341
  Transfer of leasing operations to affiliated company, net of cash          99,167               --               --
  Investment in joint venture .....................................          (1,233)         (14,800)              --
  Purchases of various operations, net of cash (see
    supplemental disclosures below) ...............................        (111,888)        (143,643)        (343,883)
                                                                        -----------      -----------      -----------
     Net cash used in investing activities ........................        (245,431)        (457,806)        (569,311)
                                                                        -----------      -----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ........................         514,734        1,046,743          454,057
  Repayment of long-term debt .....................................        (303,295)        (368,715)        (452,595)
  Short-term borrowings:
    Proceeds ......................................................         726,683        1,855,218        2,347,206
    Repayments ....................................................        (833,524)      (2,117,979)      (1,409,263)
    Ninety-day term or less, net ..................................          53,695          498,031          (15,195)
  Cash dividends paid on common stock .............................         (21,520)         (21,598)         (21,614)
  Purchase of treasury stock ......................................         (25,124)         (29,903)         (16,510)
  Exercise of stock options .......................................           7,451           16,847            3,143
                                                                        -----------      -----------      -----------
      Net cash provided by financing activities ...................         119,100          878,644          889,229
                                                                        -----------      -----------      -----------
Effect of foreign exchange rate changes on cash ...................          (4,117)          (2,780)             798
                                                                        -----------      -----------      -----------
Net (decrease) increase in cash and equivalents during the
  year ............................................................          (2,175)          20,186           35,846
Cash and equivalents at beginning of year .........................         208,652          188,466          152,620
                                                                        -----------      -----------      -----------
Cash and equivalents at end of year ...............................     $   206,477      $   208,652      $   188,466
                                                                        ===========      ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amounts capitalized) .........................     $   436,598      $   354,991      $   315,566
    Income taxes ..................................................          69,270          122,703          149,038

In connection with acquisitions made during the years 2000, 1999, and 1998, liabilities assumed were $66 million, $67 million and $132 million, respectively.


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN OWNERSHIP
The Hertz Corporation (together with its subsidiaries, referred to herein as "Hertz" or the "Company"), which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck rental and leasing business since 1918. UAL Corporation ("UAL") purchased the Company from RCA Corporation ("RCA") in August 1985. Park Ridge Corporation ("Park Ridge"), which was 80%-owned by Ford Motor Company ("Ford"), purchased the Company from UAL in December 1987. On April 29, 1994, Ford purchased all of the common stock of the Company owned by Park Ridge Limited Partnership which resulted in the Company becoming a wholly owned subsidiary of Ford.

On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock in an initial public offering (the "Offering") and received net proceeds of $453 million from the sale, and redeemed its 1,290 shares of Series C Preferred Stock for $130 million. The net proceeds received from the Offering were used to pay down notes payable. At December 31, 2000, the common stock beneficially owned by Ford represented in the aggregate 94.7% of the combined voting power of all of the Company's outstanding common stock and 81.5% of the economic interest in the Company.

On March 9, 2001, Ford, through an indirect wholly owned subsidiary, acquired all the Company's outstanding common stock it did not already own. As a result, the Company became an indirect wholly owned subsidiary of Ford. See Note 15 - Subsequent Event.

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

DEPRECIABLE ASSETS
The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

       Revenue Earning Equipment:
         Cars...........................................      3 to 6 years
         Other equipment................................      3 to 10 years
       Buildings........................................      20 to 50 years
       Leasehold improvements...........................      Term of lease
       Capitalized internal use software................      1 to 5 years
       Service cars and service equipment...............      3 to 25 years
       Goodwill and other intangible assets.............      10 to 40 years

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

For its international operations, the Company purchases insurance to comply with local legal requirements. Vehicle liability insurance is purchased from a wholly owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Probus underwrites the Company's Pan European motor vehicle liability program (except Switzerland) up to $1 million per occurrence. Probus reinsures this risk through Hertz International RE Limited, a wholly owned subsidiary of the Company, operating as a reinsurer in Dublin, Ireland. Excess coverage for claims that exceed $1 million per occurrence is maintained with unaffiliated carriers. In foreign operations outside Europe, the Company is self-insured at various amounts up to $250,000 per occurrence and maintains excess liability insurance coverage up to $450 million per occurrence with unaffiliated carriers.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in "Accumulated other comprehensive loss" in the stockholders' equity section of the consolidated balance sheet. At December 31, 2000 and 1999, the accumulated foreign currency translation losses were (in millions) $83.1 and $50.9, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

INCOME TAXES
Effective April 30, 1994, the Company and its domestic subsidiaries have filed consolidated Federal income tax returns with Ford. The Company filed its own consolidated Federal income tax returns with its domestic subsidiaries after December 31, 1987; prior thereto, from September 1, 1985 to December 31, 1987 they were included in the consolidated Federal income tax return of UAL; and prior thereto in the consolidated Federal income tax return of RCA. The Company provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that under a tax sharing arrangement with Ford, the Company's right to reimbursement for foreign tax credits is determined based on the usage of such foreign tax credits by the consolidated group. The Company and its subsidiaries account for investment tax credits under the flow-through method. As of December 31, 2000, U.S. income taxes have not been provided on $312 million in undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested outside the United States or are expected to be remitted free of taxes.

ADVERTISING
Advertising and sales promotion costs are expensed as incurred. Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz' advertising programs in the United States and abroad which feature the Ford name or products. The amounts contributed by Ford for the years ended December 31, 2000, 1999 and 1998 were (in millions) $43.2, $47.5 and $44.3, respectively. This program is expected to continue in the future. The Company incurred net advertising expense for the years ended December 31, 2000, 1999 and 1998 of (in millions) $140.3, $153.4 and $159.6, respectively.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

PENSION AND INCOME SAVING PLANS
Qualified domestic employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan ("Hertz Retirement Plan") and in The Hertz Corporation Income Savings Plan ("Hertz Income Savings Plan"). Payments are made to pension plans of others pursuant to various collective bargaining agreements.

Under the Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute. For each plan year beginning January 1, 1998 and thereafter, a qualified employee's cash balance account is credited with an annual cash balance credit equal to: (a) 3% of pensionable earnings for that plan year in the case of a qualified employee who is credited with 60 or less continuous months of service from most recent date of hire, or (b) 5% of pensionable earnings for that plan year in the case of a qualified employee who is credited with more than 60 continuous months of service from most recent date of hire (6.5% of pensionable earnings for that plan year in the case of a qualified employee who is credited with more than 120 continuous months of service from the most recent date of hire, effective January 1, 2000). This benefit is credited with guaranteed interest rates compounded annually based on rates issued by the Pension Benefit Guaranty Corporation in effect for the preceding December. In addition, all qualified employees age 50 or over with 10 or more years of credited service as of July 1, 1987, have an additional amount of their pensionable earnings credited to their account. The Company's funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

Under the Hertz Income Savings Plan, the Company contributes 50% of the first 6% of the employee's contribution for a maximum match contribution by the Company of 3% of the employee's eligible compensation.

Most of the Company's foreign subsidiaries have defined benefit retirement plans or are required to participate in government plans. These plans are all funded, except in Germany, where an unfunded liability is recorded. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES
The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. When appropriate, the Company also periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. The Company considers projected future operating results, cash flows, trends, and other circumstances in making such estimates and evaluations.

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

RECENT PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company adopted SFAS No. 133, as amended, beginning January 1, 2001. The initial adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 -- EARNINGS PER SHARE
The following table sets forth the computations of basic earnings per share and diluted earnings per share (in thousands of dollars, except per share amounts):

                                                                            Year Ended December 31,
                                                                  -------------------------------------------
                                                                      2000           1999          1998
                                                                  ------------- --------------  -------------
   Basic earnings per share:
       Net income............................................     $    358,408  $    336,001     $    277,009
                                                                  ------------  ------------     ------------
       Average common shares outstanding.....................      107,573,184   107,968,511      108,067,850
                                                                  ------------  ------------     ------------
       Basic earnings per share..............................     $       3.33  $       3.11     $       2.56
                                                                  ============  ============     ============

   Diluted earnings per share:
       Net income............................................     $    358,408  $    336,001     $    277,009
                                                                  ------------  ------------     ------------

       Average common shares outstanding.....................      107,573,184   107,968,511      108,067,850
       Dilutive effect of stock options......................          170,097       589,527          493,502
                                                                  ------------  ------------     ------------
       Average diluted common shares outstanding.............      107,743,281   108,558,038      108,561,352
                                                                  ------------  ------------     ------------
       Diluted earnings per share............................     $       3.33  $       3.10     $       2.55
                                                                  ============  ============     ============

For the years ended December 31, 2000, 1999 and 1998, options to purchase 2,652,785, 669,746 and 629,046 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. See Note 15 - Subsequent Event.

NOTE 3 -- DEBT
Debt of the Company and its subsidiaries (in thousands of dollars) consists of the following:

                                                                                           December 31,
                                                                                  ----------------------------
                                                                                      2000            1999
                                                                                  ----------        ----------

   Notes payable, including commercial paper, average interest
        rate: 2000, 6.6%; 1999, 6.0%.........................................     $1,580,391        $2,082,417
   Promissory notes, average interest rate: 2000, 7.1%; 1999, 6.9%
       (effective average interest rate: 2000, 7.2%; 1999, 6.9%);
       net of unamortized discount: 2000, $9,448; 1999, $9,344;
       due 2001 to 2028......................................................      3,540,550         3,140,657
   Junior subordinated promissory notes, average interest rate: 2000,
       7.0%; 1999, 6.9%; net of unamortized discount: 2000, $78;
       1999, $115; due 2003.................................................         249,922           399,885
   Subsidiaries' debt:
       Short-term borrowings:
          Banks, average interest rate: 2000, 4.9%; 1999, 4.2%;
            in foreign currencies............................................        516,688           486,838
          Commercial paper, average interest rate: 2000, 5.5%;
            1999, 5.0%; in foreign currencies................................        765,467           482,097
       Other borrowings, average interest rate: 2000, 7.7%; 1999, 8.2%;
            in dollars and foreign currencies................................         22,970            10,326
                                                                                  ----------        ----------
   Total.....................................................................     $6,675,988        $6,602,220
                                                                                  ==========        ==========

The aggregate amounts of maturities of debt, in millions, are as follows: 2001, $3,267.1 (including $2,857.5 of commercial paper, demand and other short-term borrowings); 2002, $555.6; 2003, $403.2; 2004, $252.0; 2005, $604.1; after 2005,
$1,594.0. Included in these maturities at the earliest possible redemption date are $150 million of promissory notes of the Company at 6.3%, due 2006, which have put options that can be exercised by the holders of such notes at the option of the holders in 2002.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the year ended December 31, 2000, short-term borrowings, in millions, were as follows: maximum amounts outstanding $3,219.2 commercial paper and $718.2 banks; monthly average amounts outstanding $2,721.4 commercial paper (weighted-average interest rate 6.1%) and $565.1 banks (weighted-average interest rate 4.3%).

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

The net amortized discount charged to interest expense for the years ended December 31, 2000, 1999 and 1998 relating to debt and other liabilities, in millions, was $1.8, $1.3 and $.9, respectively.

At December 31, 2000, the Company had committed credit facilities available totaling $3.2 billion. Of this amount, $2.2 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow based on a guarantee by the Company. Effective July 1, 2000, the multi-year facilities totaling $1,162 million were renegotiated. Currently, $63 million expires on June 30, 2002, $137 million expires on June 30, 2003, $46 million expires on June 30, 2004, and $916 million expires on June 30, 2005. Effective June 22, 2000, the 364-day facilities, totaling $1,050 million were renegotiated and currently expire on June 20, 2001. The multi-year facilities that expire in 2005 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of certain 364-day facilities totaling $975 million, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which is available and currently expires June 30, 2002. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari pasu with the Company's senior debt securities. A commitment fee of .09% per annum is payable on the unused available credit.

The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc., ("FFS") an NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as the exclusive dealer for the Company's domestic commercial paper program. The Company pays fees to FFS which range from
 .035% to .05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolio. In 2000, the Company paid FFS approximately $742,000 of such fees. FFS is under no obligation to purchase any of the notes for its own account. FFS has acted as the Company's exclusive commercial paper dealer since October 1994, and the Sales Agency Agreement may not be amended or terminated without the written consent of both parties. The Company, through its subsidiary Hertz Australia Pty. Limited, has a similar agreement with Ford Credit Australia Limited, also an indirect, wholly owned subsidiary of Ford.

Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, are hedged to minimize foreign exchange exposure. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada, Ireland and the Netherlands, which consist principally of commercial paper and short-term bank loans. At December 31, 2000, the total debt for the foreign operations was $1,301 million, of which $1,282 million was short-term (original maturity of less than one year) and $19 million was long-term. At December 31, 2000, the total amounts outstanding (in millions of U.S. dollars) under the Australian, Canadian, Irish and Netherlands commercial paper programs were $83, $265, $389 and $28, respectively.

Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 2000, approximately $1,261 million of consolidated stockholders' equity was free of such limitations.

NOTE 4 -- AVAILABLE-FOR-SALE SECURITIES
As of December 31, 2000 and 1999, "Prepaid expenses and other assets" in the consolidated balance sheet include available-for-sale securities at fair value. The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations. For the years ended December 31, 2000, 1999 and 1998, proceeds, in millions, of $6.3, $3.7 and $2.6, respectively, were received from the sale of available-for-sale securities, and gross realized gains, in whole dollars, of $61,192, $23,681 and $74,098 and gross realized losses of $36,953, $14,398 and
$0, respectively, were included in earnings. Actual cost was used in computing the realized gain and loss on the sale.

The following is a summary of available-for-sale securities at December 31, 2000 and December 31, 1999 (in thousands):

                                                                      Gross          Gross       Estimated
                                                                   Unrealized     Unrealized       Fair
                                                          Cost        Gains          Losses       Value
                                                         ------    ----------     ----------     ---------
        DECEMBER 31, 2000
        Government debt obligations...............       $1,731        $ 49           $ (18)       $1,762
        Corporate debt obligations................        4,681         151             (11)        4,821
                                                         ------        ----           -----        ------
                Total.............................       $6,412        $200           $ (29)       $6,583
                                                         ======        ====           =====        ======
        DECEMBER 31, 1999
        Government debt obligations...............       $2,818        $ 13           $ (86)       $2,745
        Corporate debt obligations................        3,247           1             (98)        3,150
                                                         ------        ----           -----        ------
                Total.............................       $6,065        $ 14           $(184)       $5,895
                                                         ======        ====           =====        ======

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2000 are as follows (in thousands):

                                                                                                 Estimated
                                                                                      Cost      Fair Value
                                                                                    -------     ----------
        Due in one year or less...........................................           $   --        $   --
        Due after one year through five years.............................            3,303         3,313
        Due after five years through ten years............................            3,109         3,270
                                                                                     ------        ------
                Total.....................................................           $6,412        $6,583
                                                                                     ======        ======

NOTE 5 -- PURCHASES AND SALES OF OPERATIONS
During the year ended December 31, 2000, the Company acquired four North American and three European equipment rental and sales companies. The Company also acquired one North American, one Australian and two European car rental companies. The aggregate purchase price of the acquisitions was $111.9 million, net of cash acquired, plus the assumption of $33.5 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $56.7 million, which has been recognized as goodwill and is being amortized over periods from 20 to 40 years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On August 31, 2000, the Company transferred substantially all of the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus International, Inc., a wholly owned subsidiary of Ford Motor Credit Company for $99.2 million net of cash. The transfer was considered a transfer of net assets between companies under common control, and as such, the excess proceeds received over the net book value of $16.4 million were recorded as an adjustment to "Additional capital paid-in" in the consolidated balance sheet.

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

In June 1999, the Company entered into a limited liability company agreement with a subsidiary of Orbital Sciences Corporation ("Orbital"), whereby a limited liability company was formed to purchase NeverLost vehicle navigation systems from another subsidiary of Orbital for installation in selected vehicles in the Company's worldwide fleet. During 2000 and 1999, the Company invested $1.2 million and $14.8 million, respectively, under this agreement, which represents a 40% ownership interest. The investment (included in "Prepaid expense and other assets" in the consolidated balance sheet) is accounted for using the equity method of accounting.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 -- EMPLOYEE RETIREMENT BENEFITS AND INCOME SAVINGS PLANS
The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans for health care and life insurance covering domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S."), together with amounts included in the consolidated balance sheet and statement of income (in millions of dollars):

                                                                      Pension Benefits
                                                        --------------------------------------         Other
                                                              U.S. Plans        Non-U.S. Plans      Benefits (U.S.)
                                                        -----------------    -----------------   -------------------
                                                         2000        1999     2000       1999     2000        1999
                                                        ------   --------    ------     ------   -------    --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1................       $141.1     $155.3    $ 51.4      $47.5    $  8.0     $   9.1
  Service cost...................................         13.7       13.0       2.8        2.9        .1          .3
  Interest cost..................................         11.0        9.9       3.4        3.2        .5          .6
  Amendments.....................................           .3        4.6        --         --        --          --
  Employee contributions.........................           --         --        .8         .9        .1          .1
  Benefits paid..................................         (5.0)      (4.1)     (1.4)       (.8)      (.3)        (.3)
  Foreign exchange translation...................           --         --      (3.8)      (1.7)       --          --
  Actuarial loss (gain)..........................          9.4      (37.6)     (8.4)       (.6)     (1.6)       (1.8)
                                                        ------     ------    ------      -----    ------     -------
  Benefit obligation at December 31..............       $170.5     $141.1    $ 44.8      $51.4    $  6.8     $   8.0
                                                        ======     ======    ======      =====    ======     =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1.........       $146.0     $132.2    $ 42.8      $41.0    $   --     $    --
  Actual return on plan assets...................         (3.2)      17.5      (1.6)        .5        --          --
  Company contributions..........................          1.3         .4       1.9        2.3        .2          .2
  Employee contributions.........................           --         --        .8         .9        .1          .1
  Benefits paid..................................         (5.0)      (4.1)     (1.3)       (.8)      (.3)        (.3)
  Foreign exchange translation...................           --         --      (3.2)       (.5)       --          --
  Other..........................................           --         --       2.0        (.6)       --          --
                                                        ------     ------    ------      -----    ------     -------
  Fair value of plan assets at December 31.......       $139.1     $146.0    $ 41.4      $42.8    $   --     $    --
                                                        ======     ======    ======      =====    ======     =======
FUNDED STATUS OF THE PLAN
  Plan assets (less than) in excess of benefit
  obligation.....................................       $(31.4)    $  4.9    $ (3.4)     $(8.6)   $ (6.8)    $ (8.0)
  Unamortized:
    Transition obligation........................           --         .2        .1         --        --         --
    Prior service cost ..........................          4.1        4.2        --         --        --         --
    Net (gains) losses...........................        (44.1)     (72.2)     (7.1)        .6      (3.5)      (2.9)
                                                        ------     ------    ------      -----    ------     ------
  Net amount recognized..........................       $(71.4)    $(62.9)   $(10.4)     $(8.0)   $(10.3)    $(10.9)
                                                        ======     ======    ======      =====    ======     ======
AMOUNTS RECOGNIZED IN THE BALANCE SHEET
  ASSETS/(LIABILITIES)
  Intangible assets (including prepaid assets)          $  1.9     $  1.8    $   --      $  .1    $   --     $   --
  Accrued liabilities                                    (74.6)     (64.7)    (11.0)      (9.6)    (10.3)     (10.9)
  Deferred Income Tax                                       .5         --        .1         --        --         --
  Accumulated other comprehensive income                    .8         --        .5        1.5        --         --
                                                        ------     ------    ------      -----    ------     -------
     Net amount recognized                              $(71.4)    $(62.9)   $(10.4)     $(8.0)   $(10.3)    $(10.9)
                                                        ======     ======    ======      =====    ======     =======
 PENSION PLANS IN WHICH ACCUMULATED BENEFIT
  OBLIGATION EXCEEDS PLAN ASSETS AT DECEMBER 31
  Projected benefit obligation...................       $ 27.3     $  3.8    $ 11.3      $10.3
  Accumulated benefit obligation.................         21.9        2.7      10.1        9.4
  Fair value of plan assets......................           --         --       1.2         --
ASSUMPTIONS AS OF DECEMBER 31
  Discount rate..................................         7.5%       7.75%      5.5%-     5.5%-      7.5%       7.75%
                                                                                7.5%      7.75%
  Expected return on assets......................         9.5%        9.0%      7.0%-     6.25%-     N/A        N/A
                                                                                8.0%      8.5%
  Average rate of increase in compensation.......         5.5%        5.5%      3.0%-     3.0%-      N/A        N/A
                                                                                5.0%      6.5%
  Initial health care cost trend rate............           --         --        --         --       7.0%       7.25%
  Ultimate health care cost trend rate...........           --         --        --         --       5.0%       5.0%
  Number of years to ultimate trend rate.........           --         --        --         --         8          9

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Assumptions used for the non-U.S. plans vary by country and are made in accordance with local conditions, but do not vary materially from those used in the U.S. plan. Pension expense for the U.S. Domestic plan reflects a change in the market - related value of asset methodology made as of January 1, 2000, the effect of which was not considered material. Plan assets consist principally of investments in stocks, government bonds and other fixed income securities.

                                                                    Years ended December 31,
                                     ---------------------------------------------------------------------------------
                                                            Pension Benefits                     Other Benefits (U.S.)
                                     ---------------------------------------------------------------------------------
                                            2000              1999               1998         2000     1999     1998
                                     ----------------   ----------------  ----------------- -------- -------- --------
                                       U.S.  Non-U.S.    U.S.   Non-U.S.    U.S.   Non-U.S.
                                     ------- --------   ------  --------  -------- --------
Components of net periodic benefit
  cost:
  Service cost.................        $13.7   $ 2.8     $13.0    $ 2.9     $11.5    $ 2.9    $  .1    $  .3      .3
  Interest cost................         11.0     3.3       9.9      3.2       8.6      3.1       .5       .5      .5
  Expected return on plan assets       (11.0)   (3.5)     (9.1)    (3.5)     (8.2)    (2.8)      --       --      --
  Amortization:
    Transition.................           .2      --        .3       --        .3       --       --       --      --
    Amendments.................           .3      --        .3       --        --       --       --       --      --
    (Gains) losses and other...         (3.3)     --       1.1       .6        .3      (.1)    (1.0)      --     (.1)
                                       -----   -----     -----    -----     -----    -----    -----    -----    ----


  Net pension/post-retirement
    expense(income)............        $10.9   $ 2.6     $15.5    $ 3.2     $12.5    $ 3.1    $  (.4)  $   .8   $ .7
                                       =====   =====     =====    =====     =====    =====    =======  ======   ====

Discount rate for expense......         7.75%    5.5%-    6.25%     5.5%-    6.75%     6.5%-    7.75%     6.5%   7.0%
                                                 7.75%              7.5%               7.5%
Assumed long-term rate of return on
  assets.......................          9.0%    7.0%-     9.0%    6.25%-     9.0%     6.5%-      --       --     --
                                                 8.0%               8.5%               8.5%
Initial health care cost trend rate       --      --        --       --       --        --      7.25%     7.5%   7.0%
Ultimate health care cost trend
  rate.........................           --      --        --       --       --        --       5.0%     5.0%   6.4%
Number of years to ultimate trend
  rate.........................           --      --        --       --       --        --         9       10      4

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects in whole dollars:

                                                                       One Percentage     One Percentage
                                                                        Point Increase    Point Decrease
                                                                      ---------------    ---------------
    Effect on total of service and interest cost components..........     $  40,000          $  35,700
    Effect on postretirement benefit obligation......................       333,700            300,800

The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis. The participation assumption was changed in 2000 to reflect historical experience, the effect of which was not considered material. The 1999 increase in the number of years to ultimate trend rate resulted from changes in trend assumptions.

The provisions charged to income for the years ended December 31, 2000, 1999 and 1998 for all other pension plans were approximately (in millions) $10.1, $9.7 and $8.1, respectively.

The provisions charged to income for the years ended December 31, 2000, 1999 and 1998 for the Hertz Income Savings Plan were approximately (in millions) $6.6, $6.1 and $5.1, respectively.

NOTE 7 -- STOCK-BASED COMPENSATION
The Company sponsors a long-term equity compensation plan (the "LTECP") covering certain officers and other executives of the Company. The LTECP is administered by the Compensation Committee (the "Committee") appointed by the Board of Directors. The Company adopted the LTECP effective as of April 25, 1997. The LTECP provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units ("Awards"). Through December 31, 2000, awards granted under the LTECP were options on, and restricted shares of, the Company's Class A Common Stock. See
Note 15 - Subsequent Event.

Officers and certain key salaried employees of the Company with potential to contribute to the future success of the Company or its subsidiaries are eligible to receive Awards under the LTECP. Each option granted shall expire at such time the Committee shall determine at the time of grant; provided, that no option shall be exercisable later than the tenth anniversary date of its grant.

                        THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In 2000 and 1998, the Company granted awards of 100,000 shares and 30,000 shares of restricted stock, respectively. During the years ended December 31, 2000 and 1998, 9,862 shares and 29,930 shares, respectively, of restricted stock were forfeited. Upon issuance of the restricted shares, the unamortized value of restricted stock is charged to stockholders' equity and is amortized as compensation expense ratably over the restriction periods. Total compensation cost charged against income related to restricted stock awards was $2.7 million, $4.4 million and $4.4 million in 2000, 1999 and 1998, respectively. See Note 15
- Subsequent Event.

On May 21, 1999, shareholders approved an employee stock purchase plan (the "ESPP"), which became effective on July 1, 1999 and was subsequently terminated on March 9, 2001. See Note 15 - Subsequent Event. The ESPP allowed eligible employees an opportunity to purchase shares of Class A Common Stock through accumulated payroll deductions at 85% of the closing price at the end of each quarterly offering period. Under the Plan, the company sold 165,969 shares and 54,829 shares to employees in 2000 and 1999 at an average price of $26.97 and $39.91, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees " ("APB 25"). Under APB 25, no compensation expense is recognized for the Company's employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant.

The following pro forma information regarding net income and net income per share is required when APB 25 accounting is elected, and was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998: risk-free interest rate of 6.77%, 4.86% and 5.56%, respectively; volatility factors of 42%, 33% and 30%, respectively; dividend yields of .48%, .48% and .41%, respectively; and an average expected life of the options of five years for 2000 and four years for 1999 and 1998. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting periods.

Had the compensation cost of the Company's stock-based compensation plans been determined based on the fair value methods of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                           2000                                  1999                              1998
                               ------------------------            ------------------------            ------------------------
                               As Reported    Pro Forma              As Reported  Pro Forma              As Reported  Pro Forma
                               -----------    ---------            -------------  ---------            -------------  ---------
Net income (in millions)..         $358.4       $348.2                  $336.0       $328.9                $277.0     $273.3
Earnings per share
  Basic...................         $ 3.33       $ 3.24                  $ 3.11       $ 3.04                $ 2.56     $ 2.53
  Diluted.................         $ 3.33       $ 3.24                  $ 3.10       $ 3.03                $ 2.55     $ 2.52

A summary of option transactions is presented below:

                                                       2000                          1999                          1998
                                            ---------------------         ---------------------      ------------------------
                                                         Weighted                      Weighted                     Weighted
                                                         Average                       Average                      Average
                                            Number of    Exercise          Number of   Exercise       Number of      Exercise
                                             Shares       Price            Shares       Price          Shares        Price
                                            ---------   ---------         -----------  --------      ------------  ----------
Outstanding at January 1................... 2,683,527     $39.17          2,066,501     $35.98         1,267,610     $24.00
Granted.................................... 1,107,400     $41.75          1,166,700     $41.53         1,058,400     $48.33
Expired or canceled........................  (221,352)    $41.42            (72,731)    $41.54          (128,550)    $31.84
Exercised..................................  (122,954)    $24.18           (476,943)    $30.74          (130,959)    $24.00
                                            ---------                     ---------                   ----------
Outstanding at December 31................. 3,446,621     $40.39          2,683,527     $39.17         2,066,501     $35.98
                                            =========                     =========                   ==========

Options exercisable at year-end............ 1,542,747     $37.78            511,733     $33.61           322,842     $24.00
Weighted-average fair value of options
   granted during year.....................               $18.89                        $13.29                       $15.16


                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                    Options Outstanding at                    Options Exercisable at
                                                       December 31, 2000                        December 31, 2000
                                        ----------------------------------------------       -------------------------
                                                         Weighted Average     Average          Number of       Average
                                          Number of         Remaining         Exercise          Shares        Exercise
Range of Exercise Prices                   Shares       Contractual Life       Price          Exercisable       Price
------------------------                -----------     ----------------     ---------       ------------     --------
$24.00............................          543,713            6.3             $24.00           543,713         $24.00
$33.88 -- $50.00..................          799,837            7.3             $48.24           541,981         $48.25
$41.38 -- $44.88..................        1,056,671            8.1             $41.54           456,753         $41.76
$24.88 -- $42.06..................        1,046,400            9.1             $41.74               300         $41.94

NOTE 8 -- REVENUE EARNING EQUIPMENT
Revenue earning equipment is used in the rental of cars and industrial and construction equipment and the leasing of cars under closed-end leases where the disposition of the cars upon termination of the lease is for the account of Hertz. Revenue is recorded as earned under the terms of the rental or leasing contract. Revenue on open contracts is accrued to the balance sheet date based on the terms in the contracts. Expenses are recorded as incurred. Over the three years ended December 31, 2000, on a weighted-average basis, approximately 65% of approximately 27% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 2000, approximately 64% of the cars acquired by the Company domestically were manufactured by Ford. In 2000, approximately 28% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year.

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                                              Years ended December 31,
                                                                                     --------------------------------------------
                                                                                        2000             1999             1998
                                                                                     ----------       ----------       ----------
Depreciation of revenue earning equipment...................................         $1,364,935       $1,251,891       $1,077,965
Adjustment of depreciation upon disposal of the equipment...................            (41,824)         (29,536)         (14,452)
Rents paid for vehicles leased..............................................             13,112           18,463           14,496
                                                                                      ---------        ---------        ---------
        Total...............................................................         $1,336,223       $1,240,818       $1,078,009
                                                                                      =========        =========        =========

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2000, 1999 and 1998 included (in millions) net gains of $14.9, $23.8 and $14.9, respectively, on the sale of industrial and construction equipment, and net gains of $26.9, $5.7 and a net loss of $.5, respectively, on the sale of cars used in the car rental and car leasing operations.

Effective January 1, 2000, certain lives being used to compute the provision for depreciation of revenue earning equipment used in the Company's domestic industrial and construction equipment rental operations were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the year ended December 31, 2000 decreased $12.9 million. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

conditions that are no less favorable than those offered by Ford to other daily car rental companies, excluding franchised Ford vehicle dealers who rent cars.

As of December 31, 2000 and 1999, Ford owed the Company and its subsidiaries $343.6 million and $698.6 million, respectively, in connection with various car repurchase and warranty programs. As of December 31, 2000 and 1999, the Company and its subsidiaries owed Ford $75.6 million and $30.1 million, respectively (which amounts are included in "Accounts payable" in the consolidated balance sheet), in connection with cars purchased. These transactions were made and are being paid in the ordinary course of business.

During the years ended December 31, 2000, 1999 and 1998, the Company purchased Ford cars at a cost of approximately (in billions) $4.6, $4.3 and $3.6, respectively and sold cars to Ford or its affiliates under various repurchase programs for approximately $3.2, $3.2 and $2.1, respectively.

NOTE 9 -- TAXES ON INCOME
The provision for taxes on income consists of the following (in thousands of dollars):

                                                                                               Years ended December 31,
                                                                                      ---------------------------------------
                                                                                       2000               1999          1998
                                                                                      --------         ---------     --------
       Current:
         Federal.............................................................         $ 55,642         $ 95,726      $113,027
         Foreign.............................................................           18,475           31,799        28,389
         State and local.....................................................           12,939           17,267        21,467
                                                                                       -------          -------       -------
           Total current.....................................................           87,056          144,792       162,883
                                                                                       -------          -------       -------
       Deferred:
         Federal.............................................................          100,100           57,900        22,300
         Foreign.............................................................           18,500            7,700        (2,000)
         State and local.....................................................           16,800           14,000         5,200
                                                                                       -------          -------       -------
           Total deferred....................................................          135,400           79,600        25,500
                                                                                       -------          -------       -------
               Total provision                                                        $222,456         $224,392      $188,383
                                                                                       =======          =======       =======

The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

                                                                                                Years ended December 31,
                                                                                        -------------------------------------
                                                                                          2000           1999          1998
                                                                                        ---------      --------      --------
       Difference between tax and book depreciation..........................           $111,190       $ 95,206      $ 57,777
       Accrued and prepaid expense deducted for tax purposes
         when paid or incurred...............................................             30,392        (18,236)      (28,801)
       Tax operating loss (carryforwards) utilized...........................             (1,616)         1,753        (2,599)
       Foreign tax credit carryforwards......................................             (4,566)            --            --
       Federal alternative minimum tax credit utilized (carryforwards)..                      --            877          (877)
                                                                                         -------        -------       -------
               Total deferred provision......................................           $135,400       $ 79,600      $ 25,500
                                                                                         =======        =======       =======


The principal items in the deferred tax liability at December 31, 2000 and 1999 are as follows (in thousands of dollars):

                                                                                                         2000          1999
                                                                                                       --------      --------

       Difference between tax and book depreciation...........................................         $591,245      $480,055
       Accrued and prepaid expense deducted for tax purposes when
         paid or incurred.....................................................................         (167,854)     (198,246)
       Tax operating loss carryforwards.......................................................          (12,325)      (10,709)
       Foreign tax credit carryforwards.......................................................           (4,566)           --
                                                                                                        -------       -------

               Total..........................................................................         $406,500      $271,100
                                                                                                        =======       =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The tax operating loss carryforwards at December 31, 2000 of $12.3 million relate to certain foreign operations and have the following expiration dates (in millions): $.1 in 2003, $2.5 in 2005, $1.2 in 2006 and $8.5 with no expiration date. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized. The foreign tax credit carryforwards at December 31, 2000 of $4.6 million expire in 2004.

The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

                                                                                        Years ended December 31,
                                                                                 ------------------------------------
                                                                                   2000           1999         1998
                                                                                 --------       --------     --------

Computed tax at statutory rate.............................................      $203,302       $196,138     $162,887
State and local income taxes, net of Federal income tax benefit............        19,330         20,324       17,334
Tax effect on the amortization of goodwill.................................         6,881          7,176        6,384
Income taxes on foreign earnings at effective rates different from the
    U.S. statutory rate, including the anticipated realization of certain foreign tax benefits and the effect of subsidiaries' gains and losses
    and exchange adjustments with no tax effect............................                                      2,254
                                                                                   (5,948)         3,790
All other items, net, none of which exceeded 5% of computed tax............        (1,109)        (3,036)         (476)
                                                                                 --------       --------      --------
        Total provision....................................................      $222,456       $224,392      $188,383
                                                                                 ========       ========      ========


NOTE 10 -- LEASE AND CONCESSION AGREEMENTS
Hertz has various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in thousands of dollars):

                                                                                     Years ended December 31,
                                                                                 -------------------------------------
                                                                                   2000          1999           1998
                                                                                 --------      --------       --------

         Rents.............................................................      $ 76,495       $ 57,362      $ 46,974
         Concession fees:
             Minimum fixed obligations.....................................       202,685        170,724       152,302
             Additional amounts, based on revenues.........................       131,630        147,723       155,940
                                                                                 --------       --------      --------
                 Total.....................................................      $410,810       $375,809      $355,216
                                                                                 ========       ========      ========


As of December 31, 2000, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

                                                                                  Rents         Concessions
                                                                                  -----         -----------
         Years ended December 31,
         2001..............................................................      $61,386          $139,798
         2002..............................................................       51,867           112,650
         2003..............................................................       44,703            79,672
         2004..............................................................       36,266            49,349
         2005..............................................................       24,669            39,370
         Years after 2005..................................................       91,783           271,595


                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In addition to the above, Hertz has various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

                                                                                Years ended December 31,
                                                                         ---------------------------------------
                                                                           2000            1999            1998
                                                                         -------         -------         -------
         Revenue earning equipment....................................   $13,112         $18,463         $14,496
         Office and computer equipment................................    18,006          19,108          17,948
                                                                         -------         -------         -------
                 Total................................................   $31,118         $37,571         $32,444
                                                                         =======         =======         =======

As of December 31, 2000, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): 2001, $22,361; 2002, $9,663; 2003, $3,126; 2004, $525; 2005, $88.

NOTE 11 -- SEGMENT INFORMATION
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with the year ended December 31, 1998. The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has identified two significant segments: rental and leasing of cars and light trucks ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contribution of these segments, as well as "corporate and other," for each of the three years ended December 31, 2000 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of intangibles, certain interest expense, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                                                Years ended December 31,
                                                                         --------------------------------------
                                                                          2000            1999            1998
                                                                         ------          ------          ------
Revenues
      Car rental......................................................   $4,062          $3,822          $3,573
      Industrial and construction equipment rental....................      970             843             631
      Corporate and other.............................................       42              51              34
                                                                         ------          ------          ------
         Total........................................................   $5,074          $4,716          $4,238
                                                                         ======          ======          ======

Income (loss) before income taxes
      Car rental......................................................   $  554          $  513          $  425
      Industrial and construction equipment rental....................       47              84              77
      Corporate and other.............................................      (20)            (37)            (37)
                                                                         ------          ------          ------
         Total........................................................   $  581          $  560          $  465
                                                                         ======          ======          ======

Depreciation of revenue earning equipment
      Car rental......................................................   $1,099          $1,029          $  924
      Industrial and construction equipment rental....................      237             212             154
      Corporate and other.............................................      --              --               --
                                                                         ------          ------          ------
         Total........................................................   $1,336          $1,241          $1,078
                                                                         ======          ======          ======

Depreciation of property and equipment
      Car rental......................................................   $   99          $   85          $   80
      Industrial and construction equipment rental....................       35              25              26
      Corporate and other.............................................        4               2               2
                                                                         ------          ------          ------
         Total........................................................   $  138          $  112          $  108
                                                                         ======          ======          ======

Amortization of intangibles
      Car rental......................................................   $    3          $    2          $    5
      Industrial and construction equipment rental....................       11               9               4
      Corporate and other.............................................       16              17              17
                                                                         ------          ------          ------
         Total........................................................   $   30          $   28          $   26
                                                                         ======          ======          ======




                                               THE HERTZ CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                           Years ended December 31,
                                                                                 ------------------------------------
                                                                                   2000           1999         1998
                                                                                 -------         ------      -------
Operating income (loss) (pre-tax income before interest)
      Car rental.............................................................    $   841        $   752      $   656
      Industrial and construction equipment rental...........................        164            176          143
      Corporate and other....................................................         (9)           (26)         (27)
                                                                                 -------        -------      -------
         Total...............................................................    $   996        $   902      $   772
                                                                                 =======        =======      =======

Total assets at end of year
      Car rental.............................................................    $ 7,425        $ 7,331      $ 6,691
      Industrial and construction equipment rental...........................      2,651          2,268        1,883
      Corporate and other....................................................        544            538          299
                                                                                 -------        -------      -------
         Total...............................................................    $10,620        $10,137      $ 8,873
                                                                                 =======        =======      =======

Revenue earning equipment, net, at end of year
      Car rental.............................................................    $ 5,187        $ 4,762      $ 4,473
      Industrial and construction equipment rental...........................      1,736          1,502        1,309
      Corporate and other....................................................        --             --            --
                                                                                 -------        -------      -------
         Total...............................................................    $ 6,923        $ 6,264      $ 5,782
                                                                                 =======        =======      =======

Revenue earning equipment and property and equipment
      Car rental
         Expenditures........................................................    $ 8,643        $ 8,237      $ 7,326
         Proceeds from sale..................................................     (6,794)        (6,605)      (5,809)
                                                                                 -------        -------      -------
             Net expenditures................................................    $ 1,849        $ 1,632      $ 1,517
                                                                                 =======        =======      =======

      Industrial and construction equipment rental
         Expenditures........................................................    $   675        $   575      $   625
         Proceeds from sale..................................................       (191)          (185)        (123)
                                                                                 -------        -------      -------
             Net expenditures................................................    $   484        $   390      $   502
                                                                                 =======        =======      =======

      Corporate and other
         Expenditures........................................................    $     5        $    16      $      1
         Proceeds from sale..................................................         --             --            --
                                                                                 -------        -------      --------
             Net expenditures................................................    $     5        $    16      $      1
                                                                                 =======        =======      ========

The Company operates in the United States and in foreign countries. The operations within major geographic areas are summarized as follows (in millions of dollars):

                                                                                        Years ended December 31,
                                                                                 ----------------------------------
                                                                                  2000         1999           1998
                                                                                 ------       ------        -------
Revenues
      United States..........................................................    $3,922       $3,639         $3,283
      Foreign operations (substantially Europe)..............................     1,152        1,077            955
                                                                                 ------       ------         ------
         Total...............................................................    $5,074       $4,716         $4,238
                                                                                 ======       ======         ======

Income before income taxes
      United States..........................................................    $  462       $  459         $  377
      Foreign operations (substantially Europe)..............................       119          101             88
                                                                                 ------       ------         ------
         Total...............................................................    $  581       $  560         $  465
                                                                                 ======       ======         ======

Depreciation of revenue earning equipment
      United States..........................................................    $1,129       $1,044         $  931
      Foreign operations (substantially Europe)..............................       207          197            147
                                                                                 ------       ------         ------
         Total...............................................................    $1,336       $1,241         $1,078
                                                                                 ======       ======         ======

Depreciation of property and equipment
      United States..........................................................    $  114       $   89         $   85
      Foreign operations (substantially Europe)..............................        24           23             23
                                                                                 ------       ------         ------
         Total...............................................................    $  138       $  112         $  108
                                                                                 ======       ======         ======



                                               THE HERTZ CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                Years ended December 31,
                                                                     ---------------------------------------
                                                                         2000            1999          1998
                                                                     ----------       ---------      -------
Amortization of intangibles
      United States................................................. $      25        $      24     $     21
      Foreign operations (substantially Europe).....................         5                4            5
                                                                     ---------        ---------     --------
         Total...................................................... $      30        $      28     $     26
                                                                     =========        =========     ========

Operating income (pre-tax income before interest)
      United States................................................. $     821        $     763     $    648
      Foreign operations (substantially Europe).....................       175              139          124
                                                                     ---------        ---------     --------
         Total...................................................... $     996        $     902     $    772
                                                                     =========        =========     ========

Total assets at end of year
      United States................................................. $   8,257        $   8,044     $  6,916
      Foreign operations (substantially Europe).....................     2,363            2,093        1,957
                                                                     ---------        ---------     --------
         Total...................................................... $  10,620        $  10,137     $  8,873
                                                                     =========        =========     ========

Revenue earning equipment, net, at end of year
      United States................................................. $   5,648        $   5,088     $  4,749
      Foreign operations (substantially Europe).....................     1,275            1,176        1,033
                                                                     ---------        ---------     --------
         Total...................................................... $   6,923        $   6,264     $  5,782
                                                                     =========        =========     ========

Revenue earning equipment and property and equipment
      United States
         Expenditures............................................... $   7,093        $   6,596     $  5,904
         Proceeds from sale.........................................    (5,248)          (4,992)      (4,192)
                                                                     ---------        ---------     --------
             Net expenditures....................................... $   1,845        $   1,604     $  1,712
                                                                     =========        =========     ========

      Foreign operations (substantially Europe)
         Expenditures............................................... $   2,230        $   2,232     $  2,048
         Proceeds from sale.........................................    (1,737)          (1,798)      (1,740)
                                                                     ---------        ---------     --------
             Net expenditures....................................... $     493        $     434     $    308
                                                                     =========        =========     ========


NOTE 12 -- LITIGATION
The Company is currently a defendant in two purported class actions that have been brought in two states, in which the plaintiffs seek unspecified damages and injunctive relief arising out of the Company's allegedly improper sale of one or more optional insurance products (Liability Insurance Supplement and Personal Accident Insurance/Personal Effects Coverage) in connection with vehicle rentals. A common feature of the actions is a claim that applicable insurance laws were violated in the sale of optional insurance products because the Company's counter sales representatives were not licensed insurance salespersons. Details of those actions appear below. Other similar actions in Texas, Alabama, Wisconsin and California have been concluded and/or dismissed with no finding of liability to the Company.

On October 2, 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. Enterprise Rent A Car, The Hertz Corporation, et al. was commenced in Circuit Court of Coosa County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. The Company and the other defendant car rental companies filed a series of motions which sought dismissal of the various causes of action based upon the judge's initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January 2000 and the plaintiffs subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. That court subsequently heard oral argument of the appeal but has not rendered a decision.

On June 2, 1999, Fred Saffer and Jennifer Nicoletta, on behalf of themselves and all others similarly situated v. The Hertz Corporation, Enterprise Rent-A-Car, et al. was commenced in Superior Court of New Jersey, Law Division, Essex County. The initial complaint claimed that the collection by the Company of New Jersey general sales tax on certain fueling charges imposed on renters was not required by law and was an unfair trade practice. The complaint was later amended to include a claim that the Company sold optional insurance products without appropriate licensure, similar to the claims advanced in the other actions described above. The Company moved to dismiss the

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

insurance-related components of the complaint for failure to state a claim on which relief could be granted, and that motion was granted. The undismissed portion of the action was stayed pending the resolution of a sales tax refund claim that the Company brought administratively. The plaintiff appealed the foregoing rulings to the Appellate Division of the Superior Court. The Appellate Division denied the plaintiff's appeal in June 2000. In the tax refund proceeding, the New Jersey Division of Taxation rendered a Final Determination in a letter dated February 14, 2001, concluding that the Company's collection of general sales tax on fueling charges was not erroneous, illegal or unconstitutional. The Company will seek to have the undismissed claims in this litigation dismissed based on that administrative determination.

The Company is also a defendant in a private attorney general action which challenges the Company's practices in offering the optional fuel and service charge. On January 20, 1998, Peter Schnall, on behalf of himself and all others similarly situated v. The Hertz Corporation was commenced in the Superior Court of California, County of San Francisco. The complaint alleged violations of the California Business and Professions Code by claiming that the optional fuel and service charge constitutes an "unlawful business practice" and that the prices charged constitute unfair liquidated damages under the rental agreement. The Company filed demurrers to the initial complaint and an amended complaint, and the trial court sustained the demurrer to the amended complaint without leave to amend. The trial court then entered judgment in the Company's favor in June of 1998. Plaintiff appealed the trial court's decision to the Court of Appeal of California, First Appellate District in San Francisco. In an opinion issued in March 2000, the Court of Appeal sustained in part and reversed in part the trial court's decision and ordered the matter remanded with respect to plaintiff's challenge of the manner in which the Company discloses and explains the fuel and service charge. The Supreme Court of California subsequently denied the Company's petition for review of the Court of Appeal's decision and remitted the matter to the Superior Court. As the result of subsequent motion practice in the Superior Court, large portions of the plaintiff's original complaint were stricken, and the plaintiff has now filed a second amended complaint.

The Company is similarly a defendant in a purported class action which involves the Company's practices in offering Loss Damage Waiver to California renters. On November 3, 2000, Sanchez et al. v. Avis Rent A Car Systems, Inc., et al. was commenced against the Company and a number of other car rental companies in the Superior Court of the State of California, County of Los Angeles, by four individuals on behalf of themselves, one or more classes of persons similarly situated and the general public. The complaint alleged that the defendant companies violated California Civil Code Section 1936(h), California Business and Professions Code Section 22325 and other California statutes by failing to provide statutorily mandated disclosures or notices in connection with the companies' sale of loss damage waivers to renters of their vehicles. The Company has not yet filed an answer to the complaint.

On February 8, 2000, a patent infringement suit naming the Company and 38 other companies, including Ford, as defendants was filed in the U.S. District Court for the Eastern District of Texas by an individual, Allan Konrad, who holds three patents allegedly covering Intranet/Internet use. Mr. Konrad also owns a fourth patent application allegedly covering e-commerce. The Company procures all products and services related to this infringement allegation from suppliers and believes that it is entitled to be indemnified by these suppliers for any loss that may result from this litigation. The technology covered in the Konrad patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents.

Starting on September 21, 2000, twelve class actions were filed in Delaware Chancery Court on behalf of minority stockholders of the Company against Ford, the Company and its directors, alleging that the defendants breached their fiduciary duties to the minority stockholders of the Company by Ford proposing, on September 20, 2000, a merger transaction under which the minority stockholders would receive $30 per share in cash for the shares of Company Common Stock they own. The plaintiffs allege that the consideration offered is unfair and inadequate, was not negotiated at arms length and was designed to benefit Ford by "capping" the value of the stock, and would deny them the full value of their stock. They seek to enjoin or rescind the transaction, recover damages and profits and an award of attorney's fees. All of these actions have been consolidated into a single court proceeding entitled In Re The Hertz Corporation Shareholders Litigation and, at the plaintiffs' request, these actions were stayed. In January 2001, Ford agreed with a special committee of the Company's Board of Directors to increase its offer to $35.50 per share. In March 2001, through a cash tender offer and merger transaction, Ford acquired the publicly held shares of Hertz.

The Company believes it has meritorious defenses in the foregoing actions and will defend itself vigorously.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

NOTE 13 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
A summary of the quarterly operating results during 2000 and 1999 were as follows (in thousands):

                                                                                                                 Earnings
                                                 Operating Income           Income                               Per Share
                                                  (Pre-tax Income        Before Income          Net         ------------------
                                 Revenues       Before Interest)(1)        Taxes(1)           Income(2)      Basic     Diluted
                                ----------      -------------------      -------------        ---------     --------  --------
2000
  First quarter..............    $1,135,205            $182,561              $93,286            $56,300         $.52      $.52
  Second quarter.............     1,289,327             268,034              169,020            103,731          .96       .96
  Third quarter..............     1,437,756             354,638              235,592            142,763         1.33      1.33
  Fourth quarter.............     1,211,230             190,498               82,966             55,614          .52       .52
                                 ----------             -------             --------           --------        -----     -----
    Total Year...............    $5,073,518            $995,731             $580,864           $358,408        $3.33     $3.33
                                 ==========            ========             ========           ========        =====     =====

1999
  First quarter..............    $1,032,955            $159,189             $ 82,039          $  48,761        $ .45    $  .45
  Second quarter.............     1,167,389             226,276              146,929             87,903          .81       .81
  Third quarter..............     1,344,808             326,409              232,695            139,036         1.29      1.28
  Fourth quarter.............     1,170,514             189,878               98,730             60,301          .56       .56
                                 ----------            --------             --------           --------        -----     -----
    Total Year...............    $4,715,666            $901,752             $560,393           $336,001        $3.11     $3.10
                                 ==========            ========             ========           ========        =====     =====

(1) Includes a gain of $9.0 million in the second quarter of 2000 from the condemnation of a car rental and support facility in California.

(2) Includes a reduction in the "Provision for taxes on income" of $2.9 million in the fourth quarter of 2000 from the utilization of certain additional foreign tax credits.

NOTE 14 -- FINANCIAL INSTRUMENTS
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2000, the Company had no significant concentration of credit risk.

CASH AND EQUIVALENTS
Fair value approximates cost indicated on the balance sheet at December 31, 2000, because of the short-term maturity of these instruments.

DEBT
For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of all debt at December 31, 2000 approximated $6.68 billion compared to carrying value of $6.67 billion.

DERIVATIVE FINANCIAL INSTRUMENTS
From time to time, the Company and its subsidiaries enter into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. At December 31,

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2000, the Company was party to interest rate swap agreements, maturing at various dates in 2001, with an aggregate notional principal of $11.1 million related to existing debt. Notional amounts are not reflective of the Company's obligations under these agreements because the Company is only obligated to pay the net amount of interest rate differential between the fixed and variable rates specified in the contracts. The Company's exposure to any credit loss in the event of non- performance by the counterparties is further mitigated by the fact that all of these financial instruments are with significant financial institutions that are rated "A" or better by the major credit rating agencies. At December 31, 2000, the difference between the contract amounts and fair values was not material. The fair value of the interest rate instruments were estimated using market prices provided by financial institutions.

The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. These arrangements consist of the purchase of foreign exchange options. At December 31, 2000, the total notional amount of these instruments was $14.8 million, maturing at various dates in 2001, and the fair value of all outstanding contracts, which is representative of the Company's obligations under these contracts, assuming the contracts were terminated at that date, was approximately a net payable of $.1 million. The fair value of the foreign currency instruments was estimated using market prices provided by financial institutions. The total notional amount included options to sell British Pounds, Euro's, and Yen in the notional amounts of $8.8 million, $5.0 million and $1.0 million, respectively. All borrowings by foreign operations are either in the foreign operation's local currency or, if in non-local currency, are hedged to minimize foreign exchange exposure.

NOTE 15 - SUBSEQUENT EVENT
On March 9, 2001, Ford FSG, Inc., ("FSG"), an indirect wholly owned subsidiary of Ford that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company's outstanding Class A Common Stock that FSG did not already own for $35.50 per share, or approximately $722 million. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger. After the merger, all outstanding shares of Class A Common Stock of the Company are owned by FSG, and all shares of Class A Common Stock of the Company previously held by the Company as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG, have been canceled. The merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of Hertz.

As a result of FSG's acquisition, the Company's Class A Common Stock is no longer traded on the New York Stock Exchange. However, because certain of the Company's debt securities were sold through public offerings, the Company will continue to file periodic reports under the Securities Exchange Act of 1934.

At the time FSG completed its acquisition, the ESPP was terminated, and all accumulated after-tax payroll deductions that had not been used to purchase shares of the Company's Class A Common Stock were returned to the participants, without interest, in accordance with terms of the ESPP. Outstanding employee stock options to purchase Company stock under the LTECP (other than options held by non-employee Directors of the Company) were converted into options to purchase shares of common stock of Ford, as determined and approved by the Company and Ford. In addition, holders of restricted stock awarded under the LTECP received the same consideration as all other holders of the Company's Class A Common Stock received in the merger. The Company will recognize approximately $9.7 million of expenses associated with the merger in the first quarter of 2001.

                                   SCHEDULE II

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                            Additions              Deductions
                                           Balance at      ----------     --------------------------
                                          Beginning of     Charged to     Translation                          Balance at
                                              Year           Income       Adjustments          Other          End of Year
                                          ------------     ----------     -----------          -----          -----------
                                                               Dollars in thousands
2000

   Allowance for doubtful accounts...       $ 24,299        $ 31,893        $    935         $ 20,469(a)        $ 34,788
                                            ========        ========        ========         ========           ========

   Public liability and property
    damage...........................       $292,573        $108,681        $  3,203         $125,272(b)        $272,779
                                            ========        ========        ========         ========           ========

1999

   Allowance for doubtful accounts ..       $ 16,040        $ 19,824        $  1,297         $ 10,268(a)        $ 24,299
                                            ========        ========        ========         ========           ========

   Public liability and property
   damage...........................        $307,219        $123,950        $   (412)        $139,008(b)        $292,573
                                            ========        ========        ========         ========           ========

1998

   Allowance for doubtful accounts ..       $ 13,927        $  5,051        $   (373)        $  3,311(a)        $ 16,040
                                            ========        ========        ========         ========           ========

   Public liability and property
    damage...........................       $310,475        $114,373        $    531         $117,098(b)        $307,219
                                            ========        ========        ========         ========           ========


----------
(a)  Amounts written off, net of recoveries.

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

       Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Omitted.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                               Page
(a) 1.    Financial Statements:
          The Hertz Corporation and Subsidiaries  --
          Report of Independent Accountants...............................................................       20
              Consolidated Balance Sheet at December 31, 2000 and 1999....................................       21
              Consolidated Statement of Income for the years ended December 31, 2000, 1999 and 1998.......       22
              Consolidated Statement of Stockholders' Equity for the years ended
                  December 31, 2000, 1999 and 1998........................................................       23
              Consolidated Statement of Cash Flows for the years ended
                  December 31, 2000, 1999 and 1998........................................................     24-25
              Notes to Consolidated Financial Statements..................................................     26-44

    2.    Financial Statement Schedules:
              The Hertz Corporation and Subsidiaries  --
              Schedule II -- Valuation and qualifying accounts for the years
                   ended December 31, 2000, 1999 and 1998.................................................       45

    3.    Exhibits:
                (3)  Articles of Incorporation and By-Laws
                     (a) Restated Certificate of Incorporation of the Company.*
                     (b) By-Laws of the Company, effective January 1, 2000.
                         (filed as Exhibit (3) (b) to the Company's Annual
                         Report on Form 10-K for the year ended December 31,
                         1999).
                (4) Instruments defining the rights of security holders, including indentures
                     (a) At December 31, 2000, the Company
                         had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of the Company on a consolidated basis.
                         The Company agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

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

                   (g) The Hertz Corporation Long-Term Incentive Plan.*
                   (h) Form of The Hertz Corporation Special Supplemental Executive
                       Pension Benefit for Frank A. Olson and William Sider.*
                   (i) Employment Agreement between the Company and Frank A. Olson.*
                   (j) Employment Agreement between the Company and Craig R. Koch.*
                   (k) Employment Agreement between the Company and Brian J. Kennedy.*
                   (l) Employment Agreement between the Company and Joseph R. Nothwang
                       (filed as Exhibit (10)(n) to the Company's Annual Report
                       on Form 10-K for the year ended December 31, 1997).
                   (m) Employment Agreement between the Company and Gerald A.
                       Plescia (filed as Exhibit (10)(o) to the Company's Annual
                       Report on Form 10-K for the year ended December 31,
                       1997).
                   (n) Employment Agreement between the Company and Paul J.
                       Siracusa (filed as Exhibit (10)(p) to the Company's
                       Annual Report on Form 10-K for the year ended December
                       31, 1997).
                   (o) The Hertz Corporation Supplemental Executive Retirement
                       Plan (filed as Exhibit (10)(o) to the Company's Annual
                       Report on Form 10-K for the year ended December 31,
                       1998).
                   (p) The Hertz Corporation Long-Term Equity Compensation Plan
                       (incorporated herein by reference from the Company's Registration
                       Statement No. 333-32543 on Form S-8, as amended on August 28, 1997).
                   (q) Amendments to The Hertz Corporation Long-Term Equity
                       Compensation Plan adopted by the Board of Directors on
                       February 9, 2001.
               (12)  Computation of Consolidated Ratio of Earnings to Fixed
                     Charges for each of the five years in the period ended
                     December 31, 2000
               (23)  Consent of Independent Accountants

----------
* Incorporated herein by reference from the Company's Registration Statement No. 333-22517 on Form S-1.

(b)    Reports on Form 8-K.

The Company filed a Form 8-K dated October 16, 2000, reporting the issuance of a press release with respect to its third quarter 2000 earnings.

The Company filed a Form 8-K dated November 7, 2000, reporting the issuance of a press release with respect to its declaration of a quarterly dividend.

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

                                              THE HERTZ CORPORATION
                                              (Registrant)

                                              By:  /s/ PAUL J. SIRACUSA
                                                 ------------------------------
                                                  Paul J. Siracusa
                                                  Executive Vice President and
                                                  Chief Financial Officer

March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                 /s/ CRAIG R. KOCH                    Director, President and Chief Executive Officer
-------------------------------------------------       (Principal Executive Officer)
                   Craig R. Koch

                 /s/ FRANK A. OLSON                   Director and Chairman of the Board
-------------------------------------------------
                   Frank A. Olson

                /s/ W. WAYNE BOOKER                   Director
-------------------------------------------------
                  W. Wayne Booker

               /s/ JOHN M. RINTAMAKI                  Director
-------------------------------------------------
                 John M. Rintamaki

                /s/ PAUL J. SIRACUSA                  Executive Vice President and Chief Financial Officer
-------------------------------------------------        (Principal Financial Officer)
                  Paul J. Siracusa

                /s/ RICHARD J. FOTI                   Staff Vice President and Controller
-------------------------------------------------       (Principal Accounting Officer)
                  Richard J. Foti

                                  EXHIBIT INDEX

(10)(q) Amendments to The Hertz Corporation Long-Term Equity Compensation
        Plan adopted by the Board of Directors on February 9, 2001.
(12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 2000.
(23)    Consent of Independent Accountants.