Form 10-Q
period 2001-03-31
HERTZ CORP
filed 2001-05-11
CIK 47129

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                               --------------

                                      OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7541
                       ------

                            THE HERTZ CORPORATION
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         DELAWARE                                       13-1938568
-------------------------------           -----------------------------------
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

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED.

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2001: Class A Common Stock, $0.01 par value - 100 shares.







                              Page 1 of 13 pages

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                                    INDEX

                                                                                  Page
                                                                                  ----
PART I.     FINANCIAL INFORMATION

   ITEM 1.    Condensed Consolidated Financial Statements

              Consolidated Balance Sheet as of March 31, 2001
                and December 31, 2000...........................................      3

              Consolidated Statement of Operations for the
                three months ended March 31, 2001 and 2000......................      4

              Consolidated Statement of Cash Flows for the
                three months ended March 31, 2001 and 2000......................      5

              Notes to Condensed Consolidated Financial Statements..............    6 - 8


   ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................    9 - 11



PART II.    OTHER INFORMATION


   ITEM 6.    Exhibits and Reports on Form 8-K..................................      12


SIGNATURES......................................................................      12


EXHIBIT INDEX...................................................................      13


                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          (IN THOUSANDS OF DOLLARS)
                                  UNAUDITED

                                    ASSETS

                                                                                 March 31,           Dec. 31,
                                                                                   2001                2000
                                                                               ----------          ----------
Cash and equivalents                                                          $   138,832         $   206,477
Receivables, less allowance for
  doubtful accounts of $33,199 and $34,788                                        949,434           1,115,509
Due from affiliates                                                               190,895             343,568
Inventories, at lower of cost or market                                            80,362              78,942
Prepaid expenses and other assets                                                 135,175             129,115
Revenue earning equipment, at cost:
  Cars                                                                          6,523,824           5,757,090
    Less accumulated depreciation                                                (544,531)           (570,855)
  Other equipment                                                               2,291,921           2,310,118
    Less accumulated depreciation                                                (633,384)           (573,837)
                                                                               ----------          ----------
       Total revenue earning equipment                                          7,637,830           6,922,516
                                                                               ----------          ----------
Property and equipment, at cost:
  Land, buildings and leasehold improvements                                      902,455             876,123
  Service equipment                                                               877,478             863,708
                                                                               ----------          ----------
                                                                                1,779,933           1,739,831
    Less accumulated depreciation                                                (768,425)           (739,670)
                                                                               ----------          ----------
       Total property and equipment                                             1,011,508           1,000,161
                                                                               ----------          ----------
Goodwill and other intangible assets, net of amortization (Note 3)                825,602             823,693
                                                                               ----------          ----------
    Total assets                                                              $10,969,638         $10,619,981
                                                                               ==========          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                              $   652,880         $   546,082
Accrued liabilities                                                               567,791             573,662
Accrued taxes                                                                     159,196             160,901
Debt (Note 6)                                                                   6,932,829           6,675,988
Public liability and property damage                                              279,752             272,779
Deferred taxes on income                                                          410,600             406,500
Stockholders' equity (Note 2):
  Preferred Stock, $0.01 par value,
    40,000,000 shares authorized, none issued                                           -                   -
  Class A Common Stock, $0.01 par value,
    440,000,000 shares authorized,
    100 shares issued at March 31, 2001
    and 40,956,858 shares issued at December 31, 2000                                   -                 410
  Class B Common Stock, $0.01 par value,
    140,000,000 shares authorized,
    67,310,167 shares issued at December 31, 2000                                       -                 673
  Additional capital paid-in                                                      982,758             995,871
  Unamortized restricted stock grants                                                   -              (5,518)
  Retained earnings                                                             1,094,079           1,103,401
  Accumulated other comprehensive loss (Note 8)                                  (110,247)            (84,270)
  Treasury stock, at cost, 779,534 shares at December 31, 2000                          -             (26,498)
                                                                               ----------          ----------
      Total stockholders' equity                                                1,966,590           1,984,069
                                                                               ----------          ----------
      Total liabilities and stockholders' equity                              $10,969,638         $10,619,981
                                                                               ==========          ==========



        The accompanying notes are an integral part of this statement.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                          (IN THOUSANDS OF DOLLARS)
                                  UNAUDITED



                                                                        Three Months
                                                                       Ended March 31,
                                                               ----------------------------
                                                                  2001              2000
                                                               ---------          ---------
Revenues:

  Car rental                                                  $  928,282         $  898,831

  Industrial and construction equipment rental                   228,729            202,031

  Car leasing                                                      1,416             10,604

  Franchise fees and other revenue                                22,444             23,739
                                                               ---------          ---------

       Total revenues                                          1,180,871          1,135,205
                                                               ---------          ---------

Expenses:

  Direct operating                                               618,145            539,001

  Depreciation of revenue earning equipment (Note 5)             337,442            304,030

  Selling, general and administrative                            129,252            109,613

  Interest, net of interest income of $2,782 and $3,517          101,837             89,275
                                                               ---------          ---------

       Total expenses                                          1,186,676          1,041,919
                                                               ---------          ---------


Income (loss) before income taxes                                 (5,805)            93,286

Provision (benefit) for taxes on income (Note 4)                  (1,868)            36,986
                                                               ---------          ---------

Net income (loss)                                             $   (3,937)        $   56,300
                                                               =========          =========








        The accompanying notes are an integral part of this statement.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS OF DOLLARS)
                                  UNAUDITED

                                                                       Three Months
                                                                      Ended March 31,
                                                            -------------------------------
                                                                2001                2000
                                                            -----------         -----------
Cash flows from operating activities:

   Net income (loss)                                       $     (3,937)       $     56,300
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities                 (318,185)           (141,434)
                                                            -----------         -----------

         Net cash used in operating activities                 (322,122)            (85,134)
                                                            -----------         -----------

Cash flows from investing activities:

   Property and equipment expenditures                          (62,883)            (60,254)
   Proceeds from sales of property and equipment                  4,598               6,205
   Available-for-sale securities:
      Purchases                                                  (1,861)             (2,255)
      Sales                                                       1,700               2,108
   Investment in joint venture                                        -              (2,700)
   Purchases of various operations, net of cash
      (see supplemental disclosures below)                       (2,618)            (49,000)
                                                            -----------         -----------

         Net cash used in investing activities                  (61,064)           (105,896)
                                                            -----------         -----------

Cash flows from financing activities:

   Proceeds from issuance of long-term debt                     486,733               1,215
   Repayment of long-term debt                                 (155,227)            (18,970)
   Short-term borrowings:
      Proceeds                                                  301,185              91,374
      Repayments                                               (140,989)           (403,260)
      Ninety day term or less, net                             (179,682)            499,543
   Cash dividends paid on common stock                           (5,385)             (5,396)
   Purchases of treasury stock                                        -             (11,276)
   Proceeds from sale of treasury stock                           9,995               2,634
                                                            -----------         -----------

         Net cash provided by financing activities              316,630             155,864
                                                            -----------         -----------

Effect of foreign exchange rate changes on cash                  (1,089)             (1,894)
                                                            -----------         -----------

Net decrease in cash and equivalents during the period          (67,645)            (37,060)

Cash and equivalents at beginning of year                       206,477             208,652
                                                            -----------         -----------

Cash and equivalents at end of period                      $    138,832        $    171,592
                                                            ===========         ===========




Supplemental disclosures of cash flow information:

   Cash paid during the period for:
      Interest (net of amounts capitalized)                $    107,885        $    105,203
      Income taxes                                                7,897              17,809

In connection with acquisitions made in the first quarter of 2001 and 2000, liabilities assumed were $12.5 million and $27.8 million, respectively.

        The accompanying notes are an integral part of this statement.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

     The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2000, filed by the registrant (the "Company") with the Securities and Exchange Commission on March 30, 2001, has been followed in preparing the accompanying consolidated financial statements.

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

NOTE 2 - ACQUISITION OF SHARES OWNED BY PUBLIC STOCKHOLDERS

     On March 9, 2001, Ford FSG, Inc., ("FSG"), an indirect wholly owned subsidiary of Ford Motor Company ("Ford") that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company's outstanding Class A Common Stock that FSG did not already own for $35.50 per share. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger. After the merger, all outstanding shares of Class A Common Stock of the Company are owned by FSG, and all shares of Class A Common Stock of the Company previously held by the Company as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG, have been cancelled. The merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of the Company. As a result of FSG's acquisition, the Company's Class A Common Stock is no longer traded on the New York Stock Exchange.

     At the time FSG completed its acquisition, the Employee Stock Purchase Plan (the "ESPP) was terminated, and all accumulated after-tax payroll deductions that had not been used to purchase shares of the Company's Class A Common Stock were returned to the participants, without interest, in accordance with terms of the ESPP. Outstanding employee stock options to purchase Company stock under the Long Term Equity Compensation Plan (the "LTECP") (other than options held by non-employee Directors of the Company) were converted into options to purchase shares of common stock of Ford, as determined and approved by the Company and Ford. In addition, holders of restricted stock awarded under the LTECP received the same consideration as all other holders of the Company's Class A Common Stock received in the merger. The Company recognized $9.7 million of expenses associated with the merger in the first quarter of 2001. FSG's cost of acquiring the Company's minority interest has not been reflected in the accompanying condensed consolidated financial statements.

NOTE 3 - ACQUISITIONS

     During the three months ended March 31, 2001, the Company acquired one European equipment rental and sales company and one North American car rental company. The aggregate purchase price of the acquisitions was $2.6 million, net of cash acquired, plus the assumption of $9.1 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $4.1 million, which has been recognized as goodwill and is being amortized over periods from 25 to 40 years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's condensed consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

NOTE 4 - TAXES ON INCOME

   The income tax provision is based upon the expected effective tax rate applicable to the full year. The effective tax rate in 2001 is lower than the U.S. statutory rate of 35% primarily due to the anticipated effects of foreign tax credits on U.S. income taxes.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  UNAUDITED


NOTE 5 - DEPRECIATION OF REVENUE EARNING EQUIPMENT

     Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                      Three Months Ended
                                                                           March 31,
                                                                 ---------------------------
                                                                   2001                2000
                                                                 -------             -------
Depreciation of revenue earning equipment                       $337,687            $309,271
Adjustment of depreciation upon disposal of the equipment         (3,713)             (8,524)
Rents paid for vehicles leased                                     3,468               3,283
                                                                 -------             -------

        Total                                                   $337,442            $304,030
                                                                 =======             =======

     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2001 and 2000 included net gains of $2.9 million and $5.7 million, respectively, on the sale of equipment in the Company's industrial and construction equipment rental operations; and net gains of $.8 million and $2.8 million, respectively, in the car rental and car leasing operations.

     During the three months ended March 31, 2001, the Company purchased Ford vehicles at a cost of approximately $1.4 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $.9 billion.

NOTE 6 - DEBT

     Debt at March 31, 2001 and December 31, 2000 consisted of the following (in thousands of dollars):

                                                                       March 31,        Dec. 31,
                                                                         2001             2000
                                                                      ------------    -----------
Notes payable, including commercial paper,
   average interest rate: 2001, 5.1%; 2000, 6.6%                       $1,666,519      $1,580,391
Promissory notes, average interest rate:
   2001, 7.2%; 2000, 7.1% (effective average interest rate: 7.2%);
   net of unamortized discount: 2001, $11,255; 2000, $9,448;
   due 2001 to 2028                                                     3,888,743       3,540,550
Junior subordinated promissory notes,
   average interest rate 7.0%; net of unamortized
   discount:  2001, $70; 2000, $78; due 2003                              249,930         249,922
Subsidiaries' short-term debt, in dollars and foreign
   currencies, including commercial paper
   in millions (2001, $687.8; 2000, $765.5);
   and other borrowings; average interest rate:
   2001, 5.2%; 2000, 5.3%                                               1,127,637       1,305,125
                                                                        ---------       ---------

         Total                                                         $6,932,829      $6,675,988
                                                                        =========       =========

     The aggregate amounts of maturities of debt for the twelve-month periods following March 31, 2001 are as follows (in millions): 2002, $3,020.4 (including $2,764.8 of commercial paper and short-term borrowings); 2003, $700.2; 2004, $250.0; 2005, $265.5; 2006, $604.2, after 2006, $2,092.5.

   At March 31, 2001, approximately $1,276 million of the Company's consolidated stockholder's equity was free of dividend limitations pursuant to its existing debt agreements.

                    THE HERTZ CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  UNAUDITED


NOTE 7 - SEGMENT INFORMATION

     The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income (loss) before income taxes for the three months ended March 31, 2001 and 2000 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and certain interest, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

                                                        Three Months Ended March 31,
                                                 -----------------------------------------
                                                                           Income (Loss)
                                                      Revenues         Before Income Taxes
                                                 ----------------      -------------------
                                                   2001     2000        2001         2000
                                                 -------  -------      ------       ------
Car rental and leasing                          $  941.1 $  920.6     $  21.8        $93.1
Industrial and construction equipment rental       228.8    202.1       (11.1)         4.0
Corporate and other                                 11.0     12.5       (16.5)(a)     (3.8)
                                                 -------  -------      ------         ----

   Consolidated total                           $1,180.9 $1,135.2     $  (5.8)       $93.3
                                                 =======  =======      ======         ====

(a) Includes $9.7 million of expenses associated with the merger, as described in Note 2 to the condensed consolidated financials statements.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) includes an accumulated translation loss (in thousands of dollars) of $109,045 and $83,057 at March 31, 2001 and December 31, 2000, respectively. Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was as follows (in thousands of dollars):

                                                                      Three Months Ended
                                                                            March 31,
                                                                -------------------------------
                                                                   2001                  2000
                                                                ---------               -------
Net income (loss)                                               $  (3,937)             $ 56,300
                                                                ---------               -------

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                      (25,988)              (14,708)
    Unrealized gain (loss) on available-for-sale securities            11                   (19)
                                                                ---------               -------
    Other comprehensive loss                                      (25,977)              (14,727)
                                                                ---------               -------

Comprehensive income (loss)                                     $ (29,914)             $ 41,573
                                                                =========               =======

NOTE 9 - DERIVATIVE INSTRUMENTS

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

SUMMARY

    The following table sets forth for the three months ended March 31, 2001 and 2000 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                                Percentage of Revenues
                                                                  Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                               2001                2000
                                                              -------             ------
Revenues:
   Car rental                                                  78.6%               79.2%
   Industrial and construction equipment rental                19.4                17.8
   Car leasing                                                   .1                  .9
   Franchise fees and other revenue                             1.9                 2.1
                                                              -----               -----
                                                              100.0               100.0
                                                              -----               -----
Expenses:
   Direct operating                                            52.4                47.5
   Depreciation of revenue earning equipment                   28.6                26.8
   Selling, general and administrative                         10.9                 9.6
   Interest, net of interest income                             8.6                 7.9
                                                              -----               -----
                                                              100.5                91.8
                                                              -----               -----

Income (loss) before income taxes                              (0.5)                8.2
Provision (benefit) for taxes on income                        (0.2)                3.2
                                                              -----               -----
Net income (loss)                                              (0.3)%               5.0%
                                                              =====               =====

REVENUES

      Total revenues in the first quarter of 2001 of $1,180.9 million increased by 4.0% from $1,135.2 million in the first quarter of 2000. Revenues from car rental operations of $928.3 million in the first quarter of 2001 increased by $29.5 million, or 3.3% from $898.8 million in the first quarter of 2000. The increase was primarily the result of a worldwide increase in volume (transaction days) of 7.6%, partly offset by a 2.5% decrease in pricing worldwide, which resulted in a net increase in revenues of $45.0 million. This increase was partly offset by a decrease of $15.5 million from the effects of foreign currency translation.

      Revenues from industrial and construction equipment rental of $228.7 million in the first quarter of 2001 increased by 13.2% from $202.0 million in the first quarter of 2000. Of this $26.7 million increase, approximately $12.5 million was due to the inclusion of businesses acquired worldwide during 2000 and the first quarter of 2001.

      Revenues from all other sources of $23.9 million in the first quarter of 2001 decreased by 30.5% from $34.3 million in the first quarter of 2000, primarily due to the transfer of certain foreign car leasing operations to an affiliated company on August 31, 2000.

EXPENSES

      Total expenses of $1,186.7 million in 2001 increased by 13.9% from $1,041.9 million in 2000, and total expenses as a percentage of revenues increased to 100.5% in 2001 from 91.8% in 2000.

      Direct operating expenses of $618.1 million in 2001 increased by 14.7% from $539.0 million in 2000. The increase was primarily the result of the expansion of the industrial and construction equipment rental business and higher wages, facility costs and self-insurance costs in car rental operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Depreciation of revenue earning equipment for the car rental and car leasing operations of $273.1 million in 2001 increased by 7.5% from $254.0 million in 2000, primarily due to an increase in the number of cars operated in the United States and higher vehicle costs worldwide. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $64.3 million in 2001 increased by 28.6% from $50.0 million in 2000, primarily due to acquisitions of equipment rental and sales companies and an increase in equipment operated. Total depreciation also increased due to lower net proceeds received in excess of book value on the disposal of used vehicles and equipment.

      Selling, general and administrative expenses of $129.3 million in 2001 increased by 17.9% from $109.6 million in 2000. The increase was primarily due to an increase in administrative and sales promotion expenses and includes $9.7 million of expenses related to the merger of the Company with a wholly-owned subsidiary of Ford. See Note 2 to the Notes to the Company's condensed consolidated financial statements. These increases were partly offset by a decrease in advertising costs.

      Interest expense of $101.8 million in 2001 increased 14.1% from $89.3 million in 2000, primarily due to an increase in the weighted-average interest rate and higher average debt levels in 2001.

      The tax benefit of $1.9 million in 2001 was due to the loss before income taxes in the first quarter of 2001. This benefit compares to tax expense of $37.0 million in 2000. The effective tax rate in 2001 is 32.2% as compared to 39.6% in 2000. The decrease in the effective tax rate is due primarily to greater anticipated utilization of foreign tax credits in 2001.

NET INCOME (LOSS)

      The Company had a net loss of $3.9 million in the first quarter of 2001, compared with net income of $56.3 million in 2000. This decrease was primarily due to downward pricing pressure and lower profit margins and the net effect of the other contributing factors noted above.

      The Company believes that continued competitive pricing in the car rental industry and a slowing economy will adversely impact operating results for 2001 when compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars, and industrial and construction equipment. Net cash used in operating activities during the first quarter of 2001 increased approximately $237 million from the first quarter of 2000 primarily due to the increase in the number of vehicles operated. For the three months ended March 31, 2001, the Company's expenditures for revenue earning equipment were $3.6 billion (partially offset by proceeds from the sale of such equipment of $2.5 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. In the first quarter, the Company expended $2.6 million for new businesses acquired and assumed $9.1 million of related debt. For the three months ended March 31, 2001, the Company's capital investments for property and non-revenue earning equipment were $62.9 million.

      To finance its domestic operations, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of March 31, 2001 was $4.2 billion with maturities ranging from 2001 to 2028. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Ireland and the Netherlands. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada, Ireland and the Netherlands, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operations' local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At March 31, 2001, the total debt for the foreign operations was $1,126 million, of which $1,103 million was short-term (original maturity of less than one year) and $23 million was long-term. At March 31, 2001, the total amounts outstanding (in millions of U.S. dollars) under the Australian, Canadian, Irish and the Netherlands commercial paper programs were $18, $277, $327 and $66, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      At March 31, 2001, the Company had committed credit facilities totaling $3.2 billion. Of this amount, $2.2 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 31 relationship banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 2000, the multi-year facilities totaling $1,162 million were renegotiated. Currently, $63 million expires on June 30, 2002, $137 million expires on June 30, 2003, $46 million expires on June 30, 2004 and $916 million expires on June 30, 2005. Effective June 22, 2000, the 364-day facilities totaling $1,050 million were renegotiated and currently expire on June 20, 2001. The multi-year facilities that expire in 2005 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of 364-day facilities totaling $975 million, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan. In addition to the bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 2002. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

      On March 9, 2001, the Company paid a quarterly dividend totaling $5.4 million on its Class A and Class B Common Stock to shareholders of record as of February 15, 2001, which was prior to the acquisition by a subsidiary of Ford of the stock owned by public shareholders. See Note 2 to the Notes to the Company's condensed consolidated financial statements.

      Ford has stated that it has no current plans or proposals which would result in a merger, reorganization or liquidation involving the Company, any purchase, sale or transfer of a material amount of assets of the Company or any other material change in the Company's corporate structure or business; however, by virtue of its 100% ownership interest in the Company, Ford may make any changes that it deems necessary or appropriate in light of future developments. Ford may consider material changes in the present dividend rate and policy, indebtedness and capitalization of the Company and may consider pursuing acquisition opportunities through the Company.

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

                         PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:

                12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2001 and 2000.

           (b)  Reports on Form 8-K:

                    The Company filed a Form 8-K dated January 17, 2001 reporting under Item 5 thereof, the Agreement and Plan of Merger by and among the Company, Ford, Ford FSG, Inc. and Ford FSG II, Inc. which resulted in the acquisition by Ford FSG, Inc. of the outstanding shares of the Company's Class A Common Stock which it did not already own.

                    The Company filed a Form 8-K dated January 31, 2001 reporting the issuance of a press release with respect to the declaration of a quarterly dividend.

                    The Company filed a Form 8-K dated March 2, 2001, reporting under Item 5 thereof, instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 333-80545) filed by the Company with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of December 1, 1994.



                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE HERTZ CORPORATION
                                       (Registrant)


Date:  May 11, 2001               By:  /s/ Paul J. Siracusa
                                       -------------------------------------
                                       Paul J. Siracusa
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer and duly
                                       authorized officer)

                                EXHIBIT INDEX






12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2001 and 2000.