Form 10-Q
period 2001-06-30
HERTZ CORP
filed 2001-08-07
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                  (201)307-2000
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 2001: Common Stock, $0.01 par value - 100 shares.


                               Page 1 of 17 pages

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.        FINANCIAL INFORMATION

    ITEM 1.      Condensed Consolidated Financial Statements

                 Consolidated Balance Sheet as of June 30, 2001
                   and December 31, 2000...................................................             3

                 Consolidated Statement of Income for the
                   three months ended June 30, 2001 and 2000...............................             4

                 Consolidated Statement of Income for the
                   six months ended June 30, 2001 and 2000.................................             5

                 Consolidated Statement of Cash Flows for the
                   six months ended June 30, 2001 and 2000.................................             6

                 Notes to Condensed Consolidated Financial Statements......................        7 - 10

    ITEM 2.      Management's discussion and Analysis of Financial
                   Condition and Results of Operations.....................................       11 - 15

PART II.       OTHER INFORMATION

    ITEM 6.      Exhibits and Reports on Form 8-K..........................................            16

SIGNATURES.................................................................................            16

EXHIBIT INDEX..............................................................................            17

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                     ASSETS

                                                                              June 30,               Dec. 31,
                                                                                2001                   2000
                                                                            ------------           ------------
Cash and equivalents                                                        $    149,902           $    206,477
Receivables, less allowance for
   doubtful accounts of $31,456 and $34,788                                      982,733              1,115,509
Due from affiliates                                                              120,044                343,568
Inventories, at lower of cost or market                                           81,495                 78,942
Prepaid expenses and other assets                                                152,183                129,115
Revenue earning equipment, at cost:
   Cars                                                                        7,288,171              5,757,090
     Less accumulated depreciation                                              (543,799)              (570,855)
   Other equipment                                                             2,417,430              2,310,118
     Less accumulated depreciation                                              (671,226)              (573,837)
                                                                            ------------           ------------
        Total revenue earning equipment                                        8,490,576              6,922,516
                                                                            ------------           ------------
Property and equipment, at cost:
   Land, buildings and leasehold improvements                                    926,107                876,123
   Service equipment                                                             903,850                863,708
                                                                            ------------           ------------
                                                                               1,829,957              1,739,831
     Less accumulated depreciation                                              (797,570)              (739,670)
                                                                            ------------           ------------
        Total property and equipment                                           1,032,387              1,000,161
                                                                            ------------           ------------
Goodwill and other intangible assets, net of amortization (Note 3)               820,636                823,693
                                                                            ------------           ------------
     Total assets                                                           $ 11,829,956           $ 10,619,981
                                                                            ============           ============


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                                            $    828,738           $    546,082
Accrued liabilities                                                              597,649                573,662
Accrued taxes                                                                    173,594                160,901
Debt (Note 6)                                                                  7,520,238              6,675,988
Public liability and property damage                                             283,695                272,779
Deferred taxes on income                                                         410,600                406,500
Stockholder's equity (Note 2):
   Common Stock, $0.01 par value, 3,000 shares authorized,
     100 shares issued at June 30, 2001                                               --                     --
   Preferred Stock, $0.01 par value,
     none issued at December 31, 2000                                                 --                     --
   Class A Common Stock, $0.01 par value,
     40,956,858 shares issued at December 31, 2000                                    --                    410
   Class B Common Stock, $0.01 par value,
     67,310,167 shares issued at December 31, 2000                                    --                    673
   Additional capital paid-in                                                    983,132                995,871
   Unamortized restricted stock grants                                                --                 (5,518)
   Retained earnings                                                           1,153,283              1,103,401
   Accumulated other comprehensive loss (Note 8)                                (120,973)               (84,270)
   Treasury stock, at cost, 779,534 shares at December 31, 2000                       --                (26,498)
                                                                            ------------           ------------
       Total stockholder's equity                                              2,015,442              1,984,069
                                                                            ------------           ------------
       Total liabilities and stockholder's equity                           $ 11,829,956           $ 10,619,981
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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED


                                                                           Three Months
                                                                          Ended June 30,
                                                                  ------------------------------
                                                                     2001                2000
                                                                  ----------          ----------
Revenues:

   Car rental                                                     $1,003,059          $1,021,658

   Industrial and construction equipment rental                      256,515             234,977

   Car leasing                                                         1,227              10,507

   Franchise fees and other revenue                                   24,695              22,185
                                                                  ----------          ----------
        Total revenues                                             1,285,496           1,289,327
                                                                  ----------          ----------
Expenses:

   Direct operating                                                  615,202             569,495

   Depreciation of revenue earning equipment (Note 5)                363,688             336,068

   Selling, general and administrative                               117,932             115,730

   Interest, net of interest income of $2,312 and $3,963             102,868              99,014
                                                                  ----------          ----------
        Total expenses                                             1,199,690           1,120,307
                                                                  ----------          ----------

Income before income taxes                                            85,806             169,020

Provision for taxes on income (Note 4)                                26,602              65,289
                                                                  ----------          ----------
Net income                                                        $   59,204          $  103,731
                                                                  ==========          ==========


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED


                                                                            Six Months
                                                                          Ended June 30,
                                                                  ------------------------------
                                                                     2001                2000
                                                                  ----------          ----------
Revenues:

   Car rental                                                     $1,931,341          $1,920,489

   Industrial and construction equipment rental                      485,244             437,008

   Car leasing                                                         2,643              21,111

   Franchise fees and other revenue                                   47,139              45,924
                                                                  ----------          ----------
        Total revenues                                             2,466,367           2,424,532
                                                                  ----------          ----------
Expenses:

   Direct operating                                                1,233,347           1,108,496

   Depreciation of revenue earning equipment (Note 5)                701,130             640,098

   Selling, general and administrative                               247,184             225,343

   Interest, net of interest income of $5,094 and $7,480             204,705             188,289
                                                                  ----------          ----------
        Total expenses                                             2,386,366           2,162,226
                                                                  ----------          ----------

Income before income taxes                                            80,001             262,306

Provision for taxes on income (Note 4)                                24,734             102,275
                                                                  ----------          ----------
Net income                                                        $   55,267          $  160,031
                                                                  ==========          ==========


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                         Six Months
                                                                        Ended June 30,
                                                                -------------------------------
                                                                   2001                2000
                                                                ---------           -----------
Cash flows from operating activities:

    Net income                                                  $  55,267           $   160,031
    Adjustments to reconcile net income
        to net cash used in operating activities                 (918,762)           (1,050,754)
                                                                ---------           -----------
           Net cash used in operating activities                 (863,495)             (890,723)
                                                                ---------           -----------
Cash flows from investing activities:

    Property and equipment expenditures                          (134,857)             (128,823)
    Proceeds from sales of property and equipment                  12,994                13,477
    Available-for-sale securities:
        Purchases                                                  (5,607)               (3,255)
        Sales                                                       5,062                 3,281
    Decrease (Increase) in investment in joint venture                480                (2,700)
    Purchases of various operations, net of cash
        (see supplemental disclosures below)                       (2,661)              (76,388)
                                                                ---------           -----------
           Net cash used in investing activities                 (124,589)             (194,408)
                                                                ---------           -----------
Cash flows from financing activities:

    Proceeds from issuance of long-term debt                      809,088               496,720
    Repayment of long-term debt                                  (408,931)             (136,116)
    Short-term borrowings:
        Proceeds                                                  566,915               284,146
        Repayments                                               (369,356)             (442,263)
        Ninety day term or less, net                              332,877               832,241
    Cash dividends paid on common stock                            (5,385)              (10,777)
    Purchases of treasury stock                                        --               (22,426)
    Proceeds from sale of treasury stock                            9,995                 4,243
                                                                ---------           -----------
           Net cash provided by financing activities              935,203             1,005,768
                                                                ---------           -----------
Effect of foreign exchange rate changes on cash                    (3,694)               (1,987)
                                                                ---------           -----------

Net decrease in cash and equivalents during the period            (56,575)              (81,350)

Cash and equivalents at beginning of year                         206,477               208,652
                                                                ---------           -----------
Cash and equivalents at end of period                           $ 149,902           $   127,302
                                                                =========           ===========


Supplemental disclosures of cash flow information:

    Cash paid during the period for:
        Interest (net of amounts capitalized)                   $ 211,934           $   197,528
        Income taxes                                               28,507                36,390


In connection with acquisitions made in the first six months of 2001 and 2000, liabilities assumed were $13 million and $58 million, respectively.


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

NOTE 2 - ACQUISITION OF SHARES OWNED BY PUBLIC STOCKHOLDERS

       On March 9, 2001, Ford FSG, Inc., ("FSG"), an indirect wholly owned subsidiary of Ford Motor Company ("Ford") that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company's outstanding Class A Common Stock that FSG did not already own for $35.50 per share. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger. After the merger, all outstanding shares of Class A Common Stock of the Company were owned by FSG, and all shares of Class A Common Stock of the Company, including those shares previously held by the Company as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG, were cancelled. The merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of the Company. As a result of FSG's acquisition, the Company's Class A Common Stock is no longer traded on the New York Stock Exchange. On May 3, 2001, the Company's restated Certificate of Incorporation was amended to change the authorized capital stock of the Company to 3,000 shares, par value $.01 per share, of common stock, of which 100 shares have been issued to the Company's sole shareholder, FSG.

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

NOTE 3 - ACQUISITIONS

       During the six months ended June 30, 2001, the Company acquired one European equipment rental and sales company and one North American car rental company. The aggregate purchase price of the acquisitions was $2.7 million, net of cash acquired, plus the assumption of $9.1 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $4.2 million, which has been recognized as goodwill and is being amortized over periods from 25 to 40 years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's condensed consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 5 - DEPRECIATION OF REVENUE EARNING EQUIPMENT

       Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                        Three Months Ended
                                                                             June 30,
                                                                   -----------------------------
                                                                      2001                2000
                                                                   ---------           ---------
Depreciation of revenue earning equipment                          $ 360,466           $ 343,247
Adjustment of depreciation upon disposal of the equipment               (791)            (10,676)
Rents paid for vehicles leased                                         4,013               3,497
                                                                   ---------           ---------
          Total                                                    $ 363,688           $ 336,068
                                                                   =========           =========

                                                                         Six Months Ended
                                                                             June 30,
                                                                   -----------------------------
                                                                     2001                2000
                                                                   ---------           ---------
Depreciation of revenue earning equipment                          $ 698,153           $ 652,518
Adjustment of depreciation upon disposal of the equipment             (4,504)            (19,200)
Rents paid for vehicles leased                                         7,481               6,780
                                                                   ---------           ---------
          Total                                                    $ 701,130           $ 640,098
                                                                   =========           =========

       The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2001 and 2000 included net gains of $4.0 million and $3.7 million, respectively, on the sale of equipment in the Company's industrial and construction equipment rental operations; and a net loss of $3.2 million and a net gain of $7.0 million, respectively, in the car rental and car leasing operations.

       The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2001 and 2000 included net gains of $6.9 million and $9.3 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and a net loss of $2.4 million and a net gain of $9.9 million, respectively, in the car rental and car leasing operations.

       During the six months ended June 30, 2001, the Company purchased Ford vehicles at a cost of approximately $2.9 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.8 billion.

NOTE 6 - DEBT

       Debt at June 30, 2001 and December 31, 2000 consisted of the following (in thousands of dollars):

                                                                  June 30,            Dec. 31,
                                                                    2001                2000
                                                                 ----------          ----------
Notes payable, including commercial paper,
    average interest rate: 2001, 3.9%; 2000, 6.6%                $2,134,163          $1,580,391
Promissory notes, average interest rate:
    2001, 7.0%; 2000, 7.1% (effective average
    interest rate: 2001, 7.0%; 2000, 7.2%);
    net of unamortized discount: 2001, $10,788;
    2000, $9,448; due 2002 to 2028                                3,939,210           3,540,550
Junior subordinated promissory notes,
    average interest rate 7.0%; net of unamortized
    discount:  2001, $63; 2000, $78; due 2003                       249,937             249,922
Subsidiaries' short-term debt, in dollars and foreign
    currencies, including commercial paper in millions
    (2001, $708.7; 2000, $765.5); and other borrowings;
    average interest rate: 2001, 4.8%; 2000, 5.3%                 1,196,928           1,305,125
                                                                 ----------          ----------
           Total                                                 $7,520,238          $6,675,988
                                                                 ==========          ==========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


       The aggregate amounts of maturities of debt for the twelve-month periods following June 30, 2001 are as follows (in millions): 2002, $3,608.0 (including $3,302.6 of commercial paper and short-term borrowings); 2003, $701.6; 2004, $250.7; 2005, $762.2; 2006, $355.2, after 2006, $1,842.5.

       At June 30, 2001, Notes payable included a $300 million loan outstanding with Ford Motor Credit Company, a wholly-owned subsidiary of Ford.

       At June 30, 2001, approximately $1,323 million of the Company's consolidated stockholder's equity was free of dividend limitations pursuant to its existing debt agreements.

NOTE 7 - SEGMENT INFORMATION

       The Company's business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees ("car rental and leasing"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income (loss) before income taxes for the three months and six months ended June 30, 2001 and 2000 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and certain interest, as well as other business activities, such as claim management and telecommunication services.

                                                              Three Months Ended June 30,
                                                  ---------------------------------------------------
                                                                                   Income (Loss)
                                                         Revenues               Before Income Taxes
                                                  ----------------------      -----------------------
                                                    2001          2000          2001           2000
                                                  --------      --------      --------       --------
Car rental and leasing                            $1,017.9      $1,044.8      $   85.8       $  162.3(a)
Industrial and construction equipment rental         256.5         235.0           7.4            9.8
Corporate and other                                   11.1           9.5          (7.4)          (3.1)
                                                  --------      --------      --------       --------
     Consolidated total                           $1,285.5      $1,289.3      $   85.8       $  169.0
                                                  ========      ========      ========       ========


                                                               Six Months Ended June 30,
                                                  ---------------------------------------------------
                                                                                   Income (Loss)
                                                         Revenues               Before Income Taxes
                                                  ----------------------      -----------------------
                                                    2001          2000          2001           2000
                                                  --------      --------      --------       --------
Car rental and leasing                            $1,959.0      $1,965.4      $  107.6       $  255.4(a)
Industrial and construction equipment rental         485.3         437.1          (3.7)          13.8
Corporate and other                                   22.1          22.0         (23.9)(b)       (6.9)
                                                  --------      --------      --------       --------
     Consolidated total                           $2,466.4      $2,424.5      $   80.0       $  262.3
                                                  ========      ========      ========       ========

(a) Includes a gain of $9.0 million from the condemnation of a car rental and support facility in California.

(b) Includes $9.7 million of expenses associated with the merger, as described in Note 2 to the condensed consolidated financial statements.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 8 - COMPREHENSIVE INCOME

       Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $119,721 and $83,057 at June 30, 2001 and December 31, 2000, respectively. Comprehensive income for the three months and six months ended June 30, 2001 and 2000 was as follows (in thousands of dollars):

                                                                    Three Months Ended
                                                                         June 30,
                                                                  ------------------------
                                                                    2001            2000
                                                                  --------       ---------
Net income                                                        $ 59,204       $ 103,731
                                                                  --------       ---------
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                      (10,676)         (4,559)
     Unrealized (loss) gain on available-for-sale securities           (50)             21
                                                                  --------       ---------
Other comprehensive loss                                           (10,726)         (4,538)
                                                                  --------       ---------
Comprehensive income                                              $ 48,478       $  99,193
                                                                  ========       =========


                                                                     Six Months Ended
                                                                         June 30,
                                                                  ------------------------
                                                                    2001            2000
                                                                  --------       ---------
Net income                                                        $ 55,267       $ 160,031
                                                                  --------       ---------
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                      (36,664)        (19,267)
     Unrealized (loss) gain on available-for-sale securities           (39)              2
                                                                  --------       ---------
     Other comprehensive loss                                      (36,703)        (19,265)
                                                                  --------       ---------
Comprehensive income                                              $ 18,564       $ 140,766
                                                                  ========       =========


NOTE 9 - RECENT PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 141 and No. 142 beginning January 1, 2002. The Company is currently evaluating the impact of these pronouncements to determine the effect they will have on the Company's consolidated financial position and results of operations.

       Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

SUMMARY

       The following table sets forth for the three months ended June 30, 2001 and 2000 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                    Percentage of Revenues
                                                      Three Months Ended
                                                            June 30,
                                                      -------------------
                                                       2001         2000
                                                      ------       ------
Revenues:
    Car rental                                          78.0%        79.2%
    Industrial and construction equipment rental        20.0         18.2
    Car leasing                                           .1           .8
    Franchise fees and other revenue                     1.9          1.8
                                                      ------       ------
                                                       100.0        100.0
                                                      ------       ------
Expenses:
    Direct operating                                    47.8         44.2
    Depreciation of revenue earning equipment           28.3         26.0
    Selling, general and administrative                  9.2          9.0
    Interest, net of interest income                     8.0          7.7
                                                      ------       ------
                                                        93.3         86.9
                                                      ------       ------

Income before income taxes                               6.7         13.1
Provision for taxes on income                            2.1          5.1
                                                      ------       ------
Net income                                               4.6%         8.0%
                                                      ======       ======

REVENUES

       Total revenues in the second quarter of 2001 of $1,285.5 million decreased by 0.3% from $1,289.3 million in the second quarter of 2000. Revenues from car rental operations of $1,003.1 million in the second quarter of 2001 decreased by $18.6 million, or 1.8% from $1,021.7 million in the second quarter of 2000. This decrease was primarily due to $18.0 million from the effects of foreign currency translation. The remaining decrease resulted from a 4.7% decrease in pricing in the United States, which was mostly offset by an increase in volume worldwide (transaction days) of 3.6%. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currency.

       Revenues from industrial and construction equipment rental of $256.5 million in the second quarter of 2001 increased by 9.1% from $235.0 million in the second quarter of 2000. Of this $21.5 million increase, approximately $4.3 million was due to the inclusion of businesses acquired worldwide since the first quarter of 2000.

       Revenues from all other sources of $25.9 million in the second quarter of 2001 decreased by 20.8% from $32.7 million in the second quarter of 2000, primarily due to the transfer of certain foreign car leasing operations to an affiliated company on August 31, 2000.

EXPENSES

       Total expenses of $1,199.7 million in 2001 increased by 7.1% from $1,120.3 million in 2000, and total expenses as a percentage of revenues increased to 93.3% in 2001 from 86.9% in 2000.

       Direct operating expenses of $615.2 million in 2001 increased by 8.0% from $569.5 million in 2000. The increase was due primarily to higher wages, facility costs and vehicle damage costs in car rental operations, and the expansion of the industrial and construction equipment rental business. The increase was also due to the inclusion of a gain of $9.0 million in the second quarter of 2000 from the condemnation of a car rental and support facility in California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $298.7 million in 2001 increased by 6.7% from $279.9 million in 2000, primarily due to an increase in the number of cars operated in the United States, higher vehicle costs worldwide and a decrease of $10.2 million in the net proceeds received in excess of book value on the disposal of used vehicles, primarily in the United States. These increases were partly offset by a decrease due to the transfer of the car leasing operations to an affiliated company in August of 2000. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $65.0 million in 2001 increased by 15.7% from $56.2 million in 2000, primarily due to acquisitions of equipment rental and sales companies and an increase in equipment operated.

       Selling, general and administrative expenses of $117.9 million in 2001 increased by 1.9% from $115.7 million in 2000. The increase was primarily due to an increase in sales promotion expenses, partly offset by a decrease in advertising expenses.

       Interest expense of $102.9 million in 2001 increased 3.9% from $99.0 million in 2000, primarily due to higher average debt levels and lower interest income in the second quarter of 2001.

       The tax provision of $26.6 million in 2001 decreased 59.3% from $65.3 million in 2000, primarily due to the lower income before income taxes in 2001. The effective tax rate in 2001 is 31.0% as compared to 38.6% in 2000. The decrease in the effective tax rate is primarily due to greater anticipated utilization of foreign tax credits in 2001. See Note 4 to the Notes to the Company's condensed consolidated financial statements.

NET INCOME

       The Company had net income of $59.2 million in the second quarter of 2001, representing a decrease of 42.9% from $103.7 million in 2000. This decrease was primarily due to a slowdown in the economy and its impact on pricing, reduced business travel transaction volume and cost coverage, higher 2001 model year vehicle costs, lower proceeds received on the disposal of vehicles, and the net effect of the other contributing factors noted above.

       The Company believes that continued competitive pricing in the car rental industry and a slowing economy will adversely impact operating results for 2001 when compared to 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

SUMMARY

       The following table sets forth for the six months ended June 30, 2001 and 2000 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                        Percentage of Revenues
                                                           Six Months Ended
                                                              June 30,
                                                         -------------------
                                                          2001         2000
                                                         ------       ------
    Revenues:
       Car rental                                          78.3%        79.2%
       Industrial and construction equipment rental        19.7         18.0
       Car leasing                                           .1           .9
       Franchise fees and other revenue                     1.9          1.9
                                                         ------       ------
                                                          100.0        100.0
                                                         ------       ------
    Expenses:
       Direct operating                                    50.0         45.7
       Depreciation of revenue earning equipment           28.5         26.4
       Selling, general and administrative                 10.0          9.3
       Interest, net of interest income                     8.3          7.8
                                                         ------       ------
                                                           96.8         89.2
                                                         ------       ------

    Income before income taxes                              3.2         10.8
    Provision for taxes on income                           1.0          4.2
                                                         ------       ------
    Net income                                              2.2%         6.6%
                                                         ======       ======

REVENUES

       Total revenues of $2,466.4 million in the first half of 2001, increased by 1.7% from $2,424.5 million in the first half of 2000. Revenues from car rental operations of $1,931.4 million in the first half of 2001 increased by $10.9 million, or 0.6% from $1,920.5 million in the first half of 2000. The increase was primarily the result of a worldwide increase in volume (transaction days) of 5.5%, partly offset by a 3.9% decrease in pricing in the United States. These factors contributed to a net increase in revenues of $44.2 million, partly offset by a decrease of $33.3 million from the effects of foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currencies.

       Revenues from industrial and construction equipment rental of $485.2 million in the first half of 2001 increased by 11.0% from $437.0 million in the second quarter of 2000. Of this $48.2 million increase, approximately $16.1 million was due to the inclusion of businesses acquired worldwide during 2000 and the first half of 2001.

       Revenues from all other sources of $49.8 million in the first half of 2001 decreased by 25.7% from $67.0 million in the first half of 2000, primarily due to the transfer of certain foreign car leasing operations to an affiliated company on August 31, 2000.

EXPENSES

       Total expenses of $2,386.4 million in 2001 increased by 10.4% from $2,162.2 million in 2000; and total expenses as a percentage of revenues increased to 96.8% in 2001 from 89.2% in 2000.

       Direct operating expenses of $1,233.4 million in 2001 increased by 11.3% from $1,108.5 million in 2000. The increase was primarily the result of an increase in wages, facility costs and vehicle damage costs in car rental operations and the expansion of the industrial and construction equipment rental business. The increase also was due to the recognition of a gain of $9.0 million in 2000 from the condemnation of a car rental and support facility in California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Depreciation of revenue earning equipment for the car rental and car leasing operations of $571.7 million in 2001 increased by 7.1% from $533.9 million in 2000, primarily due to a worldwide increase in the number of cars operated and higher vehicle costs. The increase also includes a decrease of $12.3 million in the net proceeds received in excess of book value on the disposal of used vehicles. These increases were partly offset by a decrease due to the transfer of certain foreign car leasing operations to an affiliated company in August of 2000. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $129.4 million in 2001 increased by 21.8% from $106.2 million in 2000, primarily due to acquisitions of equipment rental and sales companies, an increase in equipment operated and a decrease in the net proceeds received in excess of book value on the disposal of used equipment.

       Selling, general and administrative expenses of $247.2 million in 2001 increased by 9.7% from $225.3 million in 2000. The increase was primarily due to an increase in administrative and sales promotion expenses and includes $9.7 million of expenses related to the merger of the Company with a wholly-owned subsidiary of Ford. See Note 2 to the Notes to the Company's condensed consolidated financial statements. These increases were partly offset by a decrease in advertising costs.

       Interest expense of $204.7 million in 2001 increased 8.7% from $188.3 million in 2000, primarily due to higher average debt levels and lower interest income in 2001.

       The tax provision of $24.7 million in 2001 decreased 75.9% from $102.3 million in 2000, primarily due to the lower income before income taxes in 2001. The effective tax rate in 2001 is 30.9% as compared to 39.0% in 2000. The decrease in the effective tax rate is primarily due to greater anticipated utilization of foreign tax credits in 2001. See Note 4 to the Notes to the Company's condensed consolidated financial statements.

NET INCOME

         The Company had net income of $55.3 million in the first half of 2001, representing a decrease of 65.5% from $160.0 million in 2000. This decrease was primarily due to a slowdown in the economy and its impact on pricing, reduced business travel transaction volume and cost coverage, higher 2001 model year vehicle costs, lower proceeds received on the disposal of vehicles and equipment, and the net effect of other contributing factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars, and industrial and construction equipment. For the six months ended June 30, 2001, the Company's expenditures for revenue earning equipment were $6.6 billion (partially offset by proceeds from the sale of such equipment of $4.9 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. In the first half of 2001, the Company expended $2.7 million for new businesses acquired and assumed $9.1 million of related debt. For the six months ended June 30, 2001, the Company's capital investments for property and non-revenue earning equipment were $134.9 million.

       To finance its domestic operations, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of June 30, 2001 was $4.2 billion with maturities ranging from 2002 to 2028. Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Ireland and the Netherlands. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada, Ireland and the Netherlands, which consist principally of commercial paper and short-term bank loans. At June 30, 2001, the total debt for the foreign operations was $1,196 million, of which $1,173 million was short-term (original maturity of less than one year) and $23 million was long-term. At June 30, 2001, the total amounts outstanding (in millions of U.S. dollars) under the Australian, Canadian, Irish and the Netherlands commercial paper programs were $17, $373, $242 and $77, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       At June 30, 2001, the Company had committed credit facilities totaling $3.3 billion. Of this amount, $2.6 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 31 relationship banks and seasonal facilities from three banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 2001, the multi-year facilities totaling $1,401 million were renegotiated and currently expire as follows: $63 million on June 30, 2002, $137 million on June 30, 2003, $46 million on June 30, 2004, $69 million on June 30, 2005 and $1,086 million on June 30, 2006. Effective June 21, 2001, the 364-day facilities totaling $1,172 million were renegotiated and currently expire on June 19, 2002. The multi-year facilities that expire in 2006 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan. The $300 million of seasonal facilities currently expire as follows: $100 million on April 30, 2002, $100 million on June 19, 2002 and $100 million on October 15, 2002. In addition to the bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 2003. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

       On March 9, 2001, the Company paid a quarterly dividend totaling $5.4 million on its Class A and Class B Common Stock to shareholders of record as of February 15, 2001, which was prior to the acquisition of the Company by a subsidiary of Ford of the Company's stock owned by public shareholders. See Note 2 to the Notes to the Company's condensed consolidated financial statements.

       Ford has stated that it has no current plans or proposals which would result in a merger, reorganization or liquidation involving the Company, any purchase, sale or transfer of a material amount of assets of the Company or any other material change in the Company's corporate structure or business; however, by virtue of its 100% ownership interest in the Company, Ford may make any changes that it deems necessary or appropriate in light of future developments. Ford may consider material changes in the dividend policy, indebtedness and capitalization of the Company and may consider pursuing acquisition opportunities through the Company.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  3(i) Certificate of Amendment of Restated Certificate of Incorporation of The Hertz Corporation.

                  12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2001 and 2000.

         (b)      Reports on Form 8-K:

                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE HERTZ CORPORATION
                                      (Registrant)


Date:  August 7, 2001                 By:  /s/ Paul J. Siracusa
                                           -------------------------------------
                                           Paul J. Siracusa
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal financial officer and duly
                                           authorized officer)

                                  EXHIBIT INDEX



3(i) Certificate of Amendment of Restated Certificate of Incorporation of The Hertz Corporation.

12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2001 and 2000.