Form 10-Q
period 2001-09-30
HERTZ CORP
filed 2001-11-02
CIK 47129

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7541

THE HERTZ CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-1938568

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Brae Boulevard, Park Ridge, New Jersey 07656-0713
(Address of principal executive offices)
(Zip Code)

(201) 307-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report.)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of September 30, 2001: Common Stock, $0.01 par value — 100 shares.

Page 1 of 17 pages

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

	Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000	3

	Consolidated Statement of Income for the three months ended September 30, 2001 and 2000	4

	Consolidated Statement of Income for the nine months ended September 30, 2001 and 2000	5

	Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and 2000	6

	Notes to Condensed Consolidated Financial Statements	7 – 10

ITEM 2.	Management’s discussion and Analysis of Financial Condition and Results of Operations	11 – 15

PART II	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		16

EXHIBIT INDEX		17

PART I — FINANCIAL INFORMATION

ITEM l. Condensed Consolidated Financial Statements

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
Unaudited

ASSETS

	Sept. 30,	Dec. 31,
	2001	2000

Cash and equivalents	$245,532	$206,477

Receivables, less allowance for doubtful accounts of $34,760 and $34,788	1,129,944	1,115,509

Due from affiliates	305,329	343,568

Inventories, at lower of cost or market	74,268	78,942

Prepaid expenses and other assets	135,827	129,115

Revenue earning equipment, at cost:

Cars	6,562,904	5,757,090

Less accumulated depreciation	(603,275)	(570,855)

Other equipment	2,456,518	2,310,118

Less accumulated depreciation	(727,364)	(573,837)

Total revenue earning equipment	7,688,783	6,922,516

Property and equipment, at cost:

Land, buildings and leasehold improvements	973,540	876,123

Service equipment	914,058	863,708

	1,887,598	1,739,831

Less accumulated depreciation	(837,778)	(739,670)

Total property and equipment	1,049,820	1,000,161

Goodwill and other intangible assets, net of amortization (Note 4)	814,143	823,693

Total assets	$11,443,646	$10,619,981

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable	$553,394	$546,082

Accrued liabilities	674,807	573,662

Accrued taxes	109,587	160,901

Debt (Note 7)	7,335,882	6,675,988

Public liability and property damage	297,527	272,779

Deferred taxes on income	410,600	406,500

Stockholder’s equity (Note 2):

Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued at September 30, 2001	—	—

Preferred Stock, $0.01 par value, none issued at December 31, 2000	—	—

Class A Common Stock, $0.01 par value, 40,956,858 shares issued at December 31, 2000	—	410

Class B Common Stock, $0.01 par value, 67,310,167 shares issued at December 31, 2000	—	673

Additional capital paid-in	983,132	995,871

Unamortized restricted stock grants	—	(5,518)

Retained earnings	1,168,002	1,103,401

Accumulated other comprehensive loss (Note 9)	(89,285)	(84,270)

Treasury stock, at cost, 779,534 shares at December 31, 2000	—	(26,498)

Total stockholder’s equity	2,061,849	1,984,069

Total liabilities and stockholder’s equity	$11,443,646	$10,619,981

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended September 30,

	2001	2000

Revenues:

Car rental	$1,077,526	$1,137,089

Industrial and construction equipment rental	270,010	269,002

Car leasing	1,091	7,498

Franchise fees and other revenue	20,599	24,167

Total revenues	1,369,226	1,437,756

Expenses:

Direct operating	685,572	600,000

Depreciation of revenue earning equipment (Note 6)	403,975	367,393

Selling, general and administrative	118,322	115,725

Interest, net of interest income of $1,503 and $2,802	107,171	119,046

Total expenses	1,315,040	1,202,164

Income before income taxes	54,186	235,592

Provision for taxes on income (Note 5)	28,667	92,829

Net income	$25,519	$142,763

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In Thousands of Dollars)
Unaudited

	Nine Months
	Ended September 30,

	2001	2000

Revenues:

Car rental	$3,008,867	$3,057,578

Industrial and construction equipment rental	755,254	706,010

Car leasing	3,734	28,609

Franchise fees and other revenue	67,738	70,091

Total revenues	3,835,593	3,862,288

Expenses:

Direct operating	1,918,919	1,708,496

Depreciation of revenue earning equipment (Note 6)	1,105,105	1,007,491

Selling, general and administrative	365,506	341,068

Interest, net of interest income of $6,597 and $10,282	311,876	307,335

Total expenses	3,701,406	3,364,390

Income before income taxes	134,187	497,898

Provision for taxes on income (Note 5)	53,401	195,104

Net income	$80,786	$302,794

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Nine Months
	Ended September 30,

	2001	2000

Cash flows from operating activities:

Net income	$80,786	$302,794

Adjustments to reconcile net income to net cash used in operating activities	(530,756)	(1,042,757)

Net cash used in operating activities	(449,970)	(739,963)

Cash flows from investing activities:

Property and equipment expenditures	(202,695)	(198,746)

Proceeds from sales of property and equipment	25,892	23,194

Available-for-sale securities:

Purchases	(6,392)	(4,921)

Sales	5,861	4,637

Decrease (Increase) in investment in joint venture	1,160	(2,033)

Transfer of leasing operations to affiliated company, net of cash	—	99,167

Purchases of various operations, net of cash (see supplemental disclosures below)	(3,026)	(86,726)

Net cash used in investing activities	(179,200)	(165,428)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	1,461,669	511,877

Repayment of long-term debt	(415,053)	(298,155)

Short-term borrowings:

Proceeds	786,332	551,004

Repayments	(606,032)	(630,084)

Ninety day term or less, net	(552,440)	748,551

Cash dividends paid on common stock	(16,185)	(16,148)

Purchases of treasury stock	—	(25,124)

Proceeds from sale of treasury stock	9,995	5,987

Net cash provided by financing activities	668,286	847,908

Effect of foreign exchange rate changes on cash	(61)	(3,474)

Net increase (decrease) in cash and equivalents during the period	39,055	(60,957)

Cash and equivalents at beginning of year	206,477	208,652

Cash and equivalents at end of period	$245,532	$147,695

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest (net of amounts capitalized)	$330,457	$325,001

Income taxes	120,071	61,120

In connection with acquisitions made in the first nine months of 2001 and 2000, liabilities assumed were $13 million and $67 million, respectively.

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 – Basis of Presentation

         The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2000, filed by the registrant (the “Company”) with the Securities and Exchange Commission on March 30, 2001, has been followed in preparing the accompanying consolidated financial statements.

         The condensed consolidated financial statements for interim periods included herein have not been audited by independent public accountants. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

Note 2 – Acquisition of Shares Owned by Public Stockholders

         On March 9, 2001, Ford FSG, Inc., (“FSG”), an indirect wholly owned subsidiary of Ford Motor Company (“Ford”) that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company’s outstanding Class A Common Stock that FSG did not already own for $35.50 per share. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger. The merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of the Company. In connection with the merger, all shares of Class A Common Stock of the Company, including those shares previously held by the Company as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG, were cancelled, and the outstanding shares of the wholly owned subsidiary of FSG that was merged with and into the Company were converted into Class A Common Stock of the Company. As a result, the Company became a wholly owned subsidiary of FSG and the Company’s Class A Common Stock was no longer traded on the New York Stock Exchange. On May 3, 2001, the Company’s Restated Certificate of Incorporation was amended to change the authorized capital stock of the Company to 3,000 shares, par value $.01 per share, of common stock, of which 100 shares have been issued to the Company’s sole shareholder, FSG.

         At the time FSG completed its acquisition, the Employee Stock Purchase Plan (the “ESPP”) was terminated, and all accumulated after-tax payroll deductions that had not been used to purchase shares of the Company’s Class A Common Stock were returned to the participants, without interest, in accordance with terms of the ESPP. Outstanding employee stock options to purchase Company stock under the Long Term Equity Compensation Plan (the “LTECP”) (other than options held by non-employee directors of the Company) were converted into options to purchase shares of common stock of Ford, as determined and approved by the Company and Ford. In addition, holders of restricted stock awarded under the LTECP received the same consideration as all other holders of the Company’s Class A Common Stock received in the merger. The Company recognized $9.7 million of expenses associated with the merger in the first quarter of 2001. FSG’s cost of acquiring the Company’s minority interest has not been reflected in the accompanying condensed consolidated financial statements.

Note 3 – Recent Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations initiated after June 30, 2001 to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill will no longer be amortized, but instead, will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt SFAS No. 141 and No. 142 beginning January 1, 2002. Application of the non-amortization provision of SFAS No. 142 is currently expected to result in an increase in Income before income taxes of approximately $29 million per year. During 2002, the Company will perform the transitional impairment test of its goodwill as of January 1, 2002. The Company has not yet determined the effect these tests will have on the Company’s consolidated financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. Management is evaluating the impact, if any, the standard may have on the Company’s financial position and results of operations.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 3 – Recent Pronouncements (continued)

         Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The adoption of SFAS No. 133 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 4 – Acquisitions

         During the nine months ended September 30, 2001, the Company acquired one European equipment rental and sales company, one North American car rental company and one Australian car rental company. The aggregate purchase price of the acquisitions was $3.0 million, net of cash acquired, plus the assumption of $9.0 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $4.7 million, which has been recognized as goodwill. The goodwill relating to acquisitions made prior to July 1, 2001 is being amortized over periods from 25 to 40 years. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company’s condensed consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

Note 5 — Taxes on Income

         The income tax provision for the nine months ended September 30, 2001 was based on taxable income for the nine months, as opposed to an estimate of the full year effective tax rate. A reliable estimate of the full year effective tax rate could not be made due to uncertainty with regard to the full year estimated results and potential uncertainty in utilizing various foreign tax credits in 2001, which were previously thought to be available. The effective tax rate for the nine months ended September 30, 2001 is higher than the U.S. statutory rate of 35% primarily due to state income taxes, the mix of the Company’s Income before income taxes in various tax jurisdictions throughout the world and the effect of non-deductible goodwill amortization.

Note 6 — Depreciation of Revenue Earning Equipment

         Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended
	September 30,

	2001	2000

Depreciation of revenue earning equipment	$390,431	$376,855

Adjustment of depreciation upon disposal of the equipment	9,681	(12,680)

Rents paid for vehicles leased	3,863	3,218

Total	$403,975	$367,393

	Nine Months Ended
	September 30,

	2001	2000

Depreciation of revenue earning equipment	$1,088,584	$1,029,373

Adjustment of depreciation upon disposal of the equipment	5,177	(31,880)

Rents paid for vehicles leased	11,344	9,998

Total	$1,105,105	$1,007,491

         The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2001 and 2000 included a net loss of $11.1 million and a net gain of $10.1 million, respectively, on the sale of vehicles in the Company’s car rental and leasing operations; and net gains of $1.4 million and $2.6 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 6 — Depreciation of Revenue Earning Equipment (continued)

         The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2001 and 2000 included a net loss of $13.5 million and a net gain of $20.0 million, respectively, on the sale of vehicles in the Company’s car rental and leasing operations; and net gains of $8.3 million and $11.9 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations.

         During the nine months ended September 30, 2001, the Company purchased Ford vehicles at a cost of approximately $3.6 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.5 billion.

Note 7 — Debt

         Debt at September 30, 2001 and December 31, 2000 consisted of the following (in thousands of dollars):

	Sept. 30,	Dec. 31,
	2001	2000

Notes payable, including commercial paper, average interest rate: 2001, 3.5%; 2000, 6.6%	$1,094,040	$1,580,391

Promissory notes, average interest rate:

2001, 6.5%; 2000, 7.1% (effective average interest rate: 2001, 6.5%; 2000, 7.2%); net of unamortized discount: 2001, $10,331; 2000, $9,448; due 2002 to 2028	4,589,669	3,540,550

Junior subordinated promissory notes, average interest rate 7.0%; net of unamortized discount: 2001, $55; 2000, $78; due 2003	249,945	249,922

Subsidiaries’ short-term debt, in dollars and foreign currencies, including commercial paper in millions (2001, $759.7; 2000, $765.5); and other borrowings; average interest rate:

2001, 4.3%; 2000, 5.3%	1,402,228	1,305,125

Total	$7,335,882	$6,675,988

         The aggregate amounts of maturities of debt for the twelve-month periods following September 30, 2001 are as follows (in millions): 2002, $2,875.8 (including $2,470.7 of commercial paper and short-term borrowings); 2003, $851.4; 2004, $900.3; 2005, $515.4; 2006, $350.2, after 2006, $1,842.8.

         At September 30, 2001, Notes payable included a $300 million loan outstanding with Ford Motor Credit Company, a wholly-owned subsidiary of Ford.

         At September 30, 2001, approximately $1,314 million of the Company’s consolidated stockholder’s equity was free of dividend limitations pursuant to its existing debt agreements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 8 — Segment Information

         The Company’s business principally consists of two significant segments: rental and leasing of cars and light trucks and related franchise fees (“car rental and leasing”); and rental of industrial, construction and materials handling equipment (“industrial and construction equipment rental”). The contributions of these segments, as well as “corporate and other,” to revenues and income (loss) before income taxes for the three months and nine months ended September 30, 2001 and 2000 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain intangibles and certain interest, as well as other business activities, such as claim management and telecommunication services.

	Three Months Ended September 30,

			Income (Loss)
	Revenues		Before Income Taxes

	2001	2000	2001	2000

Car rental and leasing	$1,095.0	$1,159.7	$48.1	$219.1

Industrial and construction equipment rental	270.1	269.1	13.0	22.1

Corporate and other	4.1	9.0	(6.9)	(5.6)

Consolidated total	$1,369.2	$1,437.8	$54.2	$235.6

	Nine Months Ended September 30,

			Income (Loss)
	Revenues		Before Income Taxes

	2001	2000	2001		2000

Car rental and leasing	$3,053.9	$3,125.0	$155.7		$474.5	(a)

Industrial and construction equipment rental	755.4	706.2	9.3		35.9

Corporate and other	26.3	31.1	(30.8	) (b)	(12.5)

Consolidated total	$3,835.6	$3,862.3	$134.2		$497.9

(a)	Includes a gain of $9.0 million from the condemnation of a car rental and support facility in California.

(b)	Includes $9.7 million of expenses associated with the merger, as described in Note 2 to the condensed consolidated financial statements.

Note 9 — Comprehensive Income

         Accumulated other comprehensive income includes an accumulated translation loss (in thousands of dollars) of $88,206 and $83,057 at September 30, 2001 and December 31, 2000, respectively. Comprehensive income for the three months and nine months ended September 30, 2001 and 2000 was as follows (in thousands of dollars):

	Three Months Ended September 30,

	2001	2000

Net income	$25,519	$142,763

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	31,515	(27,258)

Unrealized gain on available-for-sale securities	173	89

Other comprehensive gain (loss)	31,688	(27,169)

Comprehensive income	$57,207	$115,594

	Nine Months Ended September 30,

	2001	2000

Net income	$80,786	$302,794

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(5,149)	(46,525)

Unrealized gain on available-for-sale securities	134	91

Other comprehensive loss	(5,015)	(46,434)

Comprehensive income	$75,771	$256,360

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months ended September 30, 2001 Compared with Three Months ended September 30, 2000

Summary

         The following table sets forth for the three months ended September 30, 2001 and 2000 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of income:

	Percentage of Revenues
	Three Months Ended
	September 30,

	2001	2000

Revenues:

Car rental	78.7%	79.1%

Industrial and construction equipment rental	19.7	18.7

Car leasing	.1	.5

Franchise fees and other revenue	1.5	1.7

	100.0	100.0

Expenses:

Direct operating	50.1	41.7

Depreciation of revenue earning equipment	29.5	25.6

Selling, general and administrative	8.6	8.0

Interest, net of interest income	7.8	8.3

	96.0	83.6

Income before income taxes	4.0	16.4

Provision for taxes on income	2.1	6.5

Net income	1.9%	9.9%

Revenues

         Total revenues in the third quarter of 2001 of $1,369.2 million decreased by 4.8% from $1,437.8 million in the third quarter of 2000. Revenues from car rental operations of $1,077.5 million in the third quarter of 2001 decreased by $59.6 million, or 5.2% from $1,137.1 million in the third quarter of 2000. The decrease was due primarily to an 8.6% decrease in transactions and a 4.6% decrease in pricing in the United States, and a decrease of $10.1 million from the effects of foreign currency translation. These decreases were partly offset by longer length rentals, primarily in the United States, and an increase in the number of transactions outside the United States. The decrease in transactions and pricing in the United States was primarily due to a decrease in demand resulting from the interruption and significant decline in air travel after the terrorist attacks of September 11, 2001 and a decrease in business travel during the quarter. The translation impact of exchange rates on net income is not significant because the majority of the Company’s foreign expenses are also incurred in local currency.

         Revenues from industrial and construction equipment rental of $270.0 million in the third quarter of 2001 increased by 0.4% from $269.0 million in the third quarter of 2000. Of this $1.0 million increase, approximately $.7 million was due to the inclusion of businesses acquired worldwide since the second quarter of 2000.

         Revenues from all other sources of $21.7 million in the third quarter of 2001 decreased by 31.5% from $31.7 million in the third quarter of 2000, primarily due to the transfer of certain foreign car leasing operations to an affiliated company on August 31, 2000 and a decrease in telecommunications revenue.

Expenses

         Total expenses of $1,315.0 million in 2001 increased by 9.4% from $1,202.2 million in 2000. Total expenses as a percentage of revenues increased to 96.0% in 2001 from 83.6% in 2000 principally due to a precipitous decline in business in the United States as the result of the terrorist attacks of September 11, 2001, an increase in lower margin leisure business, and inflationary cost factors.

         Direct operating expenses of $685.6 million in 2001 increased by 14.3% from $600.0 million in 2000. The increase was primarily due to higher wages, facility costs, vehicle damage costs and self insurance costs in car rental operations, and the expansion of the industrial and construction equipment rental business.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Depreciation of revenue earning equipment for the car rental and car leasing operations of $332.6 million in 2001 increased by 9.8% from $303.0 million in 2000, primarily due to an increase in the number of cars operated worldwide, higher vehicle costs worldwide and a decrease of $21.2 million in the net proceeds received in excess of book value on the disposal of used vehicles, primarily in the United States. These increases were partly offset by a decrease due to the transfer of the car leasing operations to an affiliated company in August of 2000. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $71.4 million in 2001 increased by 10.9% from $64.4 million in 2000, primarily due to acquisitions of equipment rental and sales companies and an increase in equipment operated.

         Selling, general and administrative expenses of $118.3 million in 2001 increased by 2.2% from $115.7 million in 2000. The increase was primarily due to an increase in administrative expenses, partly offset by a decrease in advertising expenses.

         Interest expense of $107.2 million in 2001 decreased 10.0% from $119.0 million in 2000, primarily due to a decrease in the weighted-average interest rate, partly offset by higher average debt levels and lower interest income in the third quarter of 2001.

         The tax provision of $28.7 million in 2001 decreased 69.1% from $92.8 million in 2000, primarily due to the lower income before income taxes in 2001. The effective tax rate in the third quarter of 2001 was 52.9% as compared to 39.4% in 2000. The increase in the effective tax rate is primarily due to the adjustment in the third quarter to reflect the Company’s year-to-date effective tax rate. See Note 5 to the Notes to the Company’s condensed consolidated financial statements.

Net Income

         The Company had net income of $25.5 million in the third quarter of 2001, representing a decrease of 82.1% from $142.8 million in 2000. This decrease was primarily due to the lower car rental volume in the United States, principally due to the terrorist attacks of September 11, 2001, and the slowdown in the economy and its adverse impact on business travel and pricing, higher 2001 model year vehicle costs, lower proceeds received on the disposal of vehicles, and the net effect of the other contributing factors noted above.

         The Company believes that reduced volume due to the effects of the terrorist attacks of September 11, 2001 and a slowing economy will have a significant adverse impact on the operating results for 2001 when compared to 2000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine Months ended September 30, 2001 Compared with Nine Months ended September 30, 2000

Summary

         The following table sets forth for the nine months ended September 30, 2001 and 2000 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of income:

	Percentage of Revenues
	Nine Months Ended
	September 30,

	2001	2000

Revenues:

Car rental	78.4%	79.2%

Industrial and construction equipment rental	19.7	18.3

Car leasing	.1	.7

Franchise fees and other revenue	1.8	1.8

	100.0	100.0

Expenses:

Direct operating	50.0	44.2

Depreciation of revenue earning equipment	28.8	26.1

Selling, general and administrative	9.5	8.8

Interest, net of interest income	8.2	8.0

	96.5	87.1

Income before income taxes	3.5	12.9

Provision for taxes on income	1.4	5.1

Net income	2.1%	7.8%

Revenues

         Total revenues of $3,835.6 million in the first nine months of 2001 decreased by 0.7% from $3,862.3 million in the first nine months of 2000. Revenues from car rental operations of $3,008.9 million in the first nine months of 2001 decreased by $48.7 million, or 1.6% from $3,057.6 million in the first nine months of 2000. The decrease was primarily due to a 2.7% decrease in transactions and a 4.1% decrease in pricing in the United States, and a decrease of $43.3 million from the effects of foreign currency translation. These decreases were partly offset by longer length rentals, primarily in the United States, and an increase in the number of transactions outside the United States. The decrease in transactions and pricing in the United States was primarily due to a decrease in demand resulting from the slowdown in the economy and its adverse impact on business travel as well as the interruption and significant decline in air travel after the terrorist attacks of September 11, 2001. The translation impact of exchange rates on net income is not significant because the majority of the Company’s foreign expenses are also incurred in local currencies.

         Revenues from industrial and construction equipment rental of $755.3 million in the first nine months of 2001 increased by 7.0% from $706.0 million in the first nine months of 2000. Of this $49.2 million increase, approximately $14.0 million was due to the inclusion of businesses acquired worldwide during 2000 and the first nine months of 2001.

         Revenues from all other sources of $71.5 million in the first nine months of 2001 decreased by 27.6% from $98.7 million in the first nine months of 2000, primarily due to the transfer of certain foreign car leasing operations to an affiliated company on August 31, 2000.

Expenses

         Total expenses of $3,701.4 million in 2001 increased by 10.0% from $3,364.4 million in 2000; and total expenses as a percentage of revenues increased to 96.5% in 2001 from 87.1% in 2000 principally due to an increase in the United States of lower margin leisure business, inflationary cost factors and a precipitous decline in business as a result of the terrorist attacks of September 11, 2001.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Direct operating expenses of $1,918.9 million in 2001 increased by 12.3% from $1,708.5 million in 2000. The increase was primarily the result of an increase in wages, facility costs and vehicle damage costs in car rental operations and the expansion of the industrial and construction equipment rental business. The increase also was due to the recognition of a gain of $9.0 million in 2000 from the condemnation of a car rental and support facility in California.

         Depreciation of revenue earning equipment for the car rental and car leasing operations of $904.3 million in 2001 increased by 8.0% from $837.1 million in 2000, primarily due to a worldwide increase in the number of cars operated and higher vehicle costs. The increase also includes a decrease of $33.5 million in the net proceeds received in excess of book value on the disposal of used vehicles. These increases were partly offset by a decrease due to the transfer of certain foreign car leasing operations to an affiliated company in August of 2000. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $200.8 million in 2001 increased by 17.8% from $170.4 million in 2000, primarily due to acquisitions of equipment rental and sales companies, an increase in equipment operated and a decrease in the net proceeds received in excess of book value on the disposal of used equipment.

         Selling, general and administrative expenses of $365.5 million in 2001 increased by 7.2% from $341.1 million in 2000. The increase was primarily due to an increase in administrative and sales promotion expenses and includes $9.7 million of expenses related to the merger of the Company with a wholly-owned subsidiary of Ford. See Note 2 to the Notes to the Company’s condensed consolidated financial statements. These increases were partly offset by a decrease in advertising costs.

         Interest expense of $311.9 million in 2001 increased 1.5% from $307.3 million in 2000, primarily due to higher average debt levels and lower interest income in 2001. This increase was mostly offset by a decrease in the weighted-average interest rate in 2001.

         The tax provision of $53.4 million in 2001 decreased 72.6% from $195.1 million in 2000, primarily due to the lower income before income taxes in 2001. The effective tax rate for the nine months ended September 30, 2001 is 39.8% as compared to 39.2% in 2000. See Note 5 to the Notes to the Company’s condensed consolidated financial statements.

Net Income

         The Company had net income of $80.8 million in the first nine months of 2001, representing a decrease of 73.3% from $302.8 million in 2000. This decrease was primarily due to lower car rental volume in the United States, principally due to the slowdown in the economy and its adverse impact on business travel and pricing, the terrorist attacks of September 11, 2001, higher 2001 model year vehicle costs, lower proceeds received on the disposal of vehicles, and the net effect of other contributing factors noted above.

Liquidity and Capital Resources

         The Company’s domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company’s primary use of funds is for the acquisition of revenue earning equipment, which consists of cars, and industrial and construction equipment. For the nine months ended September 30, 2001, the Company’s expenditures for revenue earning equipment were $7.9 billion (partially offset by proceeds from the sale of such equipment of $6.0 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the nine months ended September 30, 2001, the Company’s capital investments for property and non-revenue earning equipment were $202.7 million.

         To finance its domestic operations, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. As the need arises, it is the Company’s intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of September 30, 2001 was $4.9 billion with maturities ranging from 2002 to 2028. Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Ireland and the Netherlands. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada, Ireland and the Netherlands, which consist principally of commercial paper and short-term bank loans. At September 30, 2001, the total debt for the foreign operations was $1,402 million, of which $1,382 million was short-term (original maturity of less than one year) and $20 million was long-term. At September 30, 2001, the total amounts outstanding (in millions of U.S. dollars) under the Australian, Canadian, Irish and the Netherlands commercial paper programs were $12, $411, $255 and $81, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         At September 30, 2001, the Company had committed credit facilities totaling $3.5 billion. Of this amount, $2.6 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 29 relationship banks and seasonal committed facilities from three banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 2001, the multi-year facilities totaling $1,401 million were renegotiated and currently expire as follows: $63 million on June 30, 2002, $137 million on June 30, 2003, $46 million on June 30, 2004, $69 million on June 30, 2005 and $1,086 million on June 30, 2006. Effective June 21, 2001, the 364-day facilities totaling $1,172 million were renegotiated and currently expire on June 19, 2002. The multi-year facilities that expire in 2006 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan. The $300 million of seasonal facilities currently expire as follows: $100 million on October 15, 2001, $100 million on April 30, 2002 and $100 million on June 19, 2002. In addition to the bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 2003. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date.

         On October 18, 2001, Moody's Investors Service ("Moody's") lowered the Company's long-term debt rating from A3 to Baa1 and the Company's short-term debt rating from Prime-1 to Prime-2. Moody's stated that the outlook for the ratings is negative. On October 15, 2001, Standard & Poors lowered the Company's long-term debt rating from A- to BBB, negative outlook, and the short-term debt rating from A-1 to A-2. On September 26, 2001, Fitch, Inc. announced that it had downgraded the long-term credit rating of the Company from A+ to A- and their short-term debt rating from F1 to F2, negative outlook.

         On September 28, 2001, the Company paid a dividend totaling $10.8 million to Ford FSG, Inc. for the second and third quarters of 2001.

         On March 9, 2001, the Company paid a quarterly dividend totaling $5.4 million on its Class A and Class B Common Stock to shareholders of record as of February 15, 2001, which was prior to the acquisition, by a subsidiary of Ford, of the Company’s stock owned by public shareholders. See Note 2 to the Notes to the Company’s condensed consolidated financial statements.

         By virtue of its indirect, 100% ownership interest in the Company, Ford has the right to make any changes that it deems appropriate in the Company’s assets, corporate structure, capitalization, operations, properties and policies (including dividend policies).

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

PART II — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2001 and 2000.

         (b)   Reports on Form 8-K:

The Company filed a Form 8-K dated August 14, 2001, reporting under Item 5 thereof, instruments defining the rights of security holders, including indentures, in connection with the Registration Statement on Form S-3 (File No. 333-57138) filed by the Company with the Securities and Exchange Commission covering Senior Debt Securities issuable under an Indenture dated as of March 16, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION (Registrant)

Date: November 2, 2001	By:	/s/ Paul J. Siracusa

Paul J. Siracusa Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2001 and 2000.