Form 10-K405
period 2001-12-31
HERTZ CORP
filed 2002-03-27
CIK 47129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7541

THE HERTZ CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-1938568

(State of Incorporation)	(I.R.S. Employer Identification No.)

225 Brae Boulevard,

Park Ridge, New Jersey	07656-0713

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 201-307-2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant: None (As of March 25, 2002, all of the voting stock of the Registrant is owned by an affiliate, Ford FSG, Inc.).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 25, 2002: Common Stock, $0.01 par value per share – 100 shares.

Documents Incorporated By Reference
None

PART I

ITEM 1. Business.

General

The Hertz Corporation (together with its subsidiaries, referred to herein as “Hertz” or the “Company”) is an indirect wholly owned subsidiary of Ford Motor Company (“Ford”). Ford first acquired an ownership interest in the Company in 1987. Hertz became a wholly owned subsidiary of Ford as a result of a series of transactions in 1993 and 1994. Hertz continued as a wholly owned subsidiary of Ford until April 1997. On April 30, 1997, Hertz completed a public offering of approximately 50.6% of its Class A Common Stock (the “Class A Common Stock”), which represented approximately 19.1% of the economic interest in Hertz.

On March 9, 2001, Ford FSG, Inc. (“FSG”), an indirect wholly owned subsidiary of Ford that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company’s outstanding Class A Common Stock that FSG did not already own for $35.50 per share, or approximately $735 million. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger (the “Merger”). After the Merger, all outstanding shares of Class A Common Stock of the Company were owned by FSG, and all shares of Class A Common Stock of the Company previously held by Hertz as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG (the “Class B Common Stock”), were cancelled. The Merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of Hertz.

As a result of FSG’s acquisition, the Company’s Class A Common Stock was no longer traded on the New York Stock Exchange. However, because certain of the Company’s debt securities were sold through public offerings, the Company will continue to file periodic reports under the Securities Exchange Act of 1934.

In May 2001, the Company amended its certificate of incorporation to change the shares of stock it is authorized to issue to a single class of common stock and changed the outstanding shares of Class A Common Stock into an equal number of shares of the newly authorized common stock.

The Company and its affiliates, associates and independent licensees operate what the Company believes is the largest worldwide car rental business based upon revenues and one of the largest industrial and construction equipment rental businesses in North America based upon revenues. The Company’s Hertz brand name is recognized worldwide as a leader in quality rental and leasing services and products. The Company, together with its affiliates, associates and independent licensees, currently rents and leases cars, rents industrial and construction equipment and operates its other businesses from approximately 7,000 locations throughout the United States and in over 140 foreign countries and jurisdictions. For the year ended December 31, 2001, the Company generated revenues, income before income taxes and net income of $4.9 billion, $2.7 million and $23.3 million, respectively. The Company and its predecessors have been profitable in every year since 1952, when one of the Company’s predecessors first became a public company.

The Company, which was incorporated in Delaware in 1967, is a successor to corporations that have been engaged in the automobile and truck leasing and rental business since 1918. Prior to December 1987, when Ford first acquired an ownership interest in the Company, the Company had been a subsidiary of UAL Corporation (formerly Allegis Corporation) (“UAL”), which had acquired the Company’s outstanding capital stock from RCA Corporation (“RCA”) in 1985. See Note 1 to the Notes to the Company’s consolidated financial statements included in this Report.

The Company’s principal executive offices are located at 225 Brae Boulevard, Park Ridge, New Jersey 07656. The Company’s telephone number is (201) 307-2000 and its web site is www.hertz.com.

“Hertz,” “HERC,” “The Source,” “Hertz Local Edition,” “Hertz #1 Club Gold,” “The Hertz #1 Club,” and “Hertz NeverLost” are trademarks or service marks of the Company. All other trademarks, service marks or brand names appearing in this Report are the property of their respective holders.

Certain statements contained in this Report under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including, without limitation, those concerning (i) the Company’s outlook, (ii) the Company’s expansion plans for its various businesses, (iii) the Company’s liquidity and capital expenditures, (iv) the terms upon which cars will be acquired and (v) the effects on the Company of certain legal proceedings, contain certain forward-looking statements concerning the Company’s operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, economic downturn; competition; the Company’s dependence on air travel; limitations upon the Company’s liquidity and capital raising ability (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”); increases in the cost of cars and limitations on the supply of competitively priced cars; Ford’s continued control of the Company; and seasonality in the Company’s businesses.

Car Rental
 The Company maintains a substantial network of company-owned car rental locations both in the United States and in Europe, and what it believes to be the largest number of on-airport car rental locations in the world, enabling the Company to provide consistent quality, pricing and service worldwide. The Company derives approximately 79% of its car rental revenues from on-airport locations.

The Company’s Hertz #1 Club Gold service provides an expedited rental service to members worldwide. Through its many travel industry relationships with airlines and hotels, the Company has targeted the most frequent travelers to become Hertz #1 Club Gold members.

The Company’s worldwide car rental operations and certain other related activities generated $3.9 billion in revenue and $45 million in income before income taxes during 2001.

Industrial and Construction Equipment Rental
 The Company, through its wholly owned subsidiary, Hertz Equipment Rental Corporation (“HERC”), maintains a significant market share in the North American industrial and construction equipment rental market. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, pumps, small tools, compaction equipment and construction-related trucks.

During the last several years the Company has expanded its equipment rental operations in Europe principally through acquisitions. The Company currently operates what it believes to be the largest equipment rental business in Spain and the third largest in France based upon revenues.

The Company’s worldwide industrial and construction equipment rental operations generated $1.0 billion in revenue and $9 million in losses before income taxes during 2001.

Other Activities
 Other activities of the Company include self-insurance operations for both its car rental and industrial and construction equipment rental businesses, the sale of its used cars and equipment and third-party claim management services.

Business Segments
 The Company’s business consists of two significant segments, rental and leasing of cars and light trucks (“car rental”), and the rental of industrial, construction and material handling equipment (“industrial and construction equipment rental”). Set forth below is certain information with respect to these segments, as well as “corporate and other,” for the year ended December 31, 2001. Corporate and other includes general corporate expenses, as well as other business activities, such as claim management and telecommunications services. See Note 10 to the Notes to the Company’s consolidated financial statements included in this Report.

	Year Ended December 31, 2001

		Industrial and
		Construction	Corporate
	Car Rental	Equipment Rental	and Other	Total

	Dollars in millions
Revenues	$3,883	$1,004	$29	$4,916

Amortization of intangibles	3	5	23	31

Operating income (loss) (pre-tax income before interest)	334	95	(22)	407

Income (loss) before income taxes	45	(9)	(33)	3

Revenue earning equipment, net, at end of year	5,221	1,631	—	6,852

Set forth below is certain information with respect to the Company’s U.S. and foreign operations for the year ended December 31, 2001 (substantially all of the Company’s foreign operations consist of car rental and industrial and construction equipment rental operations).

	Year Ended December 31, 2001

	U.S.	Foreign	Total

	Dollars in millions
Revenues	$3,765	$1,151	$4,916

Amortization of intangibles	26	5	31

Operating income (pre-tax income before interest)	306	101	407

Income (loss) before income taxes	(47)	50	3

Revenue earning equipment, net, at end of year	5,586	1,266	6,852

Worldwide Car Rental
 U.S. Operations
 Car Rental. The Company provides car rental services throughout the United States in or around all major U.S. cities and operates a nationwide, toll-free reservations system. Car rental facilities are operated at all major airports and in the central business districts and key suburban commercial centers in major U.S. cities.

The Company uses a wide variety of makes and models of cars for daily rental purposes, nearly all of which are current year or the previous year’s models. The Company rents cars on a daily, weekend, weekly or monthly basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. The Company’s rates vary at different locations depending on local market, competitive and cost factors, and virtually all rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. In addition to car rentals and licensee fees, the Company generates revenues from providing customers with ancillary products and services such as Hertz #1 Club Gold, the Company’s Rent It Here - Leave It There program, supplemental equipment (child seats and ski racks), loss or collision damage waiver, liability insurance and personal effects coverage, Hertz NeverLost navigational system and gasoline payment options.

The Company conducts operations in the United States through company-owned and licensee operated locations. Company-owned locations are those locations through which the Company rents cars that it owns, as compared to licensee locations through which licensees rent cars that they own. The Company believes that its extensive worldwide ownership of its operations contributes to the consistency of its high-quality service, strict cost control, fleet utilization, yield management, competitive pricing and the Company’s ability to offer one-way rentals through its Rent It Here — Leave It There program. However, in certain smaller domestic markets, the Company has found it more efficient to operate through licensees. At December 31, 2001, the Company owned 95% of all the cars in the combined Company-owned and licensee fleet.

The Company maintains automobile maintenance centers at certain airports and in certain urban and suburban areas, providing maintenance facilities for the Company’s rental fleet. Many of these facilities, which include sophisticated car diagnostic and repair equipment, are accepted by automobile manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors.

Airport Operations. The Company estimates that airport revenues accounted for approximately 87% of its car rental revenues in the United States in 2001. The Company has concession agreements at 349 airports in the United States. These agreements are entered into with airport authorities, through either negotiation or a bidding process, for a fixed number of car rental counter positions. The agreements typically provide for concession payments based upon a specified percentage of revenue generated at the airport, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

Suburban Operations. The Company’s suburban locations offer a range of services, which may include customer pickup and delivery, insurance replacement, automobile dealer service loaner programs and local use commercial and leisure car rental services. These services are available in major commercial centers and other suburban communities in the United States. The services provided include renting replacement vehicles when customers’ personal vehicles are out of service, generally due to an accident, theft or mechanical problem. A significant percentage of these rentals are referrals from insurance companies and car dealerships, which generally pay for all or a significant portion of the costs of such rentals.

International Operations
 At December 31, 2001, the Company and its affiliates, associates and licensees, operated in over 140 foreign countries and jurisdictions. In general, international operations are conducted similarly to those of the Company in the United States. Although the Company has found it more efficient to conduct a greater proportion of its international operations through licensees as compared to the Company’s U.S. operations, it continues to conduct its operations primarily through Company-owned locations in the major European markets. The international car rental operations of the Company that generated the highest volumes of business in 2001 were those conducted in France, Germany, Italy, the United Kingdom, Canada, Australia, Spain, The Netherlands and Switzerland. In addition, the Company owns operations in Brazil, Puerto Rico, St. Thomas (USVI), New Zealand, Belgium and Luxembourg. See Note 4 to the Notes to the Company’s consolidated financial statements included in this Report.

As in the United States, the Company offers Hertz #1 Club Gold service at most major airport locations within Europe, Canada, Australia and New Zealand. The Company’s global reservations system allows customers worldwide to book reservations in any of the Company’s worldwide markets. Additionally, a local or toll-free telephone number is offered in all major foreign countries which provides access to the Company’s global car rental reservations system.

Car Acquisition
 The Company believes it is one of the largest private purchasers of new cars in the world. Consequently, the acquisition and disposition of cars are important activities for the Company and have a significant impact on profitability. The Company acquires, subject to availability, a majority of its cars pursuant to various fleet repurchase programs established by automobile manufacturers. Under these programs, automobile manufacturers agree to repurchase cars at a specified price during established repurchase periods, subject to certain car condition and mileage requirements. Repurchase prices under the repurchase programs are based on either (i) a predetermined percentage of original car cost and the month in which the car is returned or (ii) the original capitalization cost less a set daily depreciation amount. These repurchase programs limit the Company’s residual risk with respect to cars purchased under the programs. For this reason, cars purchased by car rental companies under repurchase programs are sometimes referred to by industry participants as “non-risk” cars. Conversely, those cars not purchased under repurchase programs for which the car rental company is exposed to residual risk are sometimes referred to as “at-risk” cars. During 2001, non-risk cars as a percentage of all cars purchased by the Company’s U.S. operations and international operations were approximately 78% and 72%, respectively.

Over the five years ended December 31, 2001, on a weighted-average basis, approximately 65% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 25% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 2001, approximately 58% of the cars acquired by the Company domestically were manufactured by Ford and approximately 24% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year.

Purchases of cars are financed through funds provided from operations and by active and ongoing global borrowing programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Licensees
 While the Company believes that its extensive worldwide ownership of its operations provides an important competitive advantage, the Company has found it more efficient to operate through licensees in certain markets. The Company’s licensees operate in over 140 countries and jurisdictions worldwide. The Company believes that its licensee arrangements are important to the Company’s business because they enable the Company to offer expanded national and international service and a broader Rent It Here — Leave It There program. The Company’s wholly owned subsidiaries, Hertz System, Inc. (“System”) and Hertz International, Ltd. (“Hertz International”), issue licenses under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many foreign countries and jurisdictions.

Licensees generally pay fees based on the number of cars they operate and/or on revenues. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensee with the Company having no investment interest in the licensee or in the licensee’s fleet. Licensees also share in the cost of the Company’s advertising program, reservations system, sales force and certain other services. In return, licensees are provided with the use of the Hertz brand name, management and administrative assistance, training, the availability of the Company’s charge cards, The Hertz #1 Club reservations service, the Rent It Here — Leave It There program and other services. System, which owns the Company’s service marks and trademarks and certain proprietary know-how used by licensees, establishes the uniform standards and procedures under which all such licensees operate.

System licenses ordinarily are limited as to transferability without the Company’s consent and are terminable by the Company only for cause or after a fixed term. Licensees may generally terminate for any reason on 90 days’ notice to System. Initial license fees or the price for the sale to a licensee of a corporate location may be payable over a term of several years. New licenses continue to be issued and, from time to time, licensee businesses are purchased by the Company.

Car Leasing
 On August 31, 2000, the Company transferred substantially all of the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus International, Inc., (“Axus”) a wholly owned subsidiary of Ford Motor Credit Company for $99.2 million. Effective January 1, 2000, Hertz International entered into a license agreement and management services agreement with Axus, a car leasing company, whereby Hertz International has licensed the Hertz name and provides management services to Axus under a five-year contract covering select international markets. Axus operates throughout Europe and in New Zealand and Australia with total revenues in 2001 of approximately $770 million. During 2001, fees earned from these agreements were approximately $8.7 million.

Industrial and Construction Equipment Rental
 HERC’s principal business is the rental of industrial and construction equipment. HERC rents a broad range of equipment; major categories include earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, pumps, compaction equipment and construction-related trucks. During the last several years HERC has expanded its operations, principally through acquisitions. See Note 4 to the Notes to the Company’s consolidated financial statements included in this Report.

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

HERC’s comprehensive line of equipment enables HERC to supply equipment to a wide range of customers from the local contractor to large industrial plants. Also, larger companies, particularly those with industrial plant operations, are requiring single source vendors, not only for equipment rental, but also for management of their total equipment needs. This includes maintenance of their owned equipment, tools and supplies for their labor force, and custom management reports. HERC supports this through its dedicated in-plant operations, tool trailers, and plant management systems.

HERC’s rental locations generally are situated in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The average location is two acres in size and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conformed to the specifications of the HERC prototype branch, which stresses efficiency, safety and environmental compliance. Each branch has stand-alone maintenance and fueling facilities and showrooms.

HERC’s customers consist predominantly of commercial accounts and represent a wide variety of industries, such as railroad, automobile manufacturing, petrochemicals, movie production, shipbuilding and construction. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business. HERC primarily targets customers in medium to large metropolitan markets.

Other Operations of the Company

Claim Management
 The Company’s wholly owned subsidiary, Hertz Claim Management Corporation (“HCM”), provides claim administration services to the Company and to outside customers. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third party, first party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks.

Telecommunications
 Through the fourth quarter of 2001, the Company purchased and resold telecommunications services through its subsidiary, Hertz Technologies, Inc. (“HTI”). HTI benefited from the Company’s negotiated rates with its telecommunications carriers to market telecommunication services throughout the United States. Over the past year, changes in the telecommunications business environment have led HTI to leave the telecommunications business as the Company believes it can no longer offer its customers a clear advantage over other carriers.

Insurance
 For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states where its vehicles are registered. The Company also self-insures general public liability and property damage for all domestic operations. Since July 1, 1987, all claims have been retained and borne by the Company up to a limit of $5 million for each occurrence, and the Company maintains insurance with unaffiliated carriers in excess of $5 million up to $725 million ($450 million prior to 2001) per occurrence. HCM administers this public liability and property damage program through a network of eight regional offices throughout the United States.

For its international operations, the Company purchases insurance to comply with local legal requirements. Vehicle liability insurance is purchased from a wholly owned subsidiary, Probus Insurance Company Europe Limited (“Probus”), a direct writer domiciled in Dublin, Ireland. Probus underwrites the Company’s Pan European motor vehicle liability program up to $1 million per occurrence. Probus reinsures this risk through Hertz International RE Limited, a wholly owned subsidiary of the Company, operating as a reinsurer in Dublin, Ireland. Excess coverage for claims that exceed $1 million per occurrence is maintained with unaffiliated carriers. In foreign operations outside Europe, the Company is self-insured at various amounts up to $250,000 per occurrence and maintains excess liability insurance coverage up to $725 million ($450 million prior to 2001) per occurrence with unaffiliated carriers.

Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 2001, this liability was estimated at $315.8 million for combined domestic and foreign operations.

Ordinarily, collision damage costs and the costs of stolen or unaccounted for cars are carried on a self-insured basis, with such costs being charged to expense as incurred. HERC generally requires its customers to provide their own liability insurance on rented equipment with HERC held harmless under various agreements.

Other types of insurance usually carried by business organizations, such as worker’s compensation (i.e., on a fronted basis up to $5 million per occurrence), property (including boiler and machinery and business interruption), commercial crime and fidelity, performance bonds and directors’ and officers’ liability insurance, are purchased from various insurance companies in amounts deemed adequate by the Company for the respective hazards. The Company and its directors and officers participate as additional insureds in certain insurance policies maintained by Ford.

Competition
 The markets in which the Company operates are highly competitive. In any given location, the Company may encounter competition from national, regional and local companies. In the United States, the Company’s principal competitors in the car rental business market are Avis Rent A Car Systems, Inc. and National Car Rental System, Inc. (“National”), and in the leisure market, the Company’s principal competitors are Dollar Thrifty Automotive Group, Inc., Alamo Rent-a-Car, LLC (“Alamo”) and Budget Group, Inc. National and Alamo are subsidiaries of ANC Rental Corporation (“ANC”). ANC and certain of its subsidiaries in the U.S., including National and Alamo, commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code on November 13, 2001. In Europe, the Company’s principal competitors in the car rental market are Avis Europe plc, Europcar, Sixt and National Car Rental. The Company competes primarily on the basis of customer service and price. In addition, the Company believes extensive worldwide ownership of its operations and its access to the global capital markets provide it with an advantage over its competitors.

The Company is expanding its presence in the suburban local use and insurance replacement markets in the United States where Enterprise Rent-A-Car Company is currently the Company’s major competitor.

The Company believes that HERC is one of the largest equipment rental businesses in North America based on revenues. HERC’s competitors range from other large national companies, such as United Rentals, Inc. and the Rental Service Division of Atlas Copco Inc., to many small regional businesses. HERC’s competitive success is, in part, due to its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet and its established national accounts program.

The Company believes that price is one of the primary competitive factors in the car and industrial and construction equipment rental markets. Competitors of the Company, some of which have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that the Company matches downward competitor pricing, it could have an adverse impact on the Company’s results of operations. To the extent that the Company is not willing to match competitor pricing, it could also have an adverse impact on the Company’s results of operations as the Company may lose market share.

Employees
 On December 31, 2001, the Company employed approximately 29,800 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 6,200 employees in the United States are presently in effect under 152 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts covering approximately 2,100 of these employees will expire during 2002. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and an income savings plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. The Company has had no material work stoppage as a result of labor problems during the last 10 years. The Company believes its labor relations to be good.

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

The Company’s operations, as well as those of its competitors, could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies, the operations of all car and industrial and construction equipment renting and leasing companies could be adversely affected. Historically, there has been no material disruption of operations resulting from lack of fuel availability.

The environmental legal and regulatory requirements applicable to the Company’s operations pertain to (i) the operation and maintenance of automobiles, trucks and other vehicles, such as heavy equipment, buses and vans; (ii) the ownership and operation of tanks for the storage of petroleum products, including gasoline, diesel fuel and used oil; and (iii) the generation, storage, transportation and disposal of waste materials, including used oil, vehicle wash sludge and waste water. The Company has made, and will continue to make, expenditures to comply with applicable environmental laws and regulations.

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

The Company operates approximately 400 underground tanks and 1,600 aboveground tanks in the U.S. to store petroleum products, and the Company believes its tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. The Company has established a compliance program for its tanks to ensure that (i) the tanks are properly registered with the state in which the tanks are located; and (ii) the tanks have been either upgraded or replaced to meet federal and state leak detection and spill, overfill and corrosion protection requirements. The Company spent approximately $1.4 million in 2001 to register, upgrade or replace tanks requiring such action.

The Company is also incurring and providing for expenses for the cleanup of contamination from the discharge of petroleum substances at its owned and leased properties, as well as contamination at other locations at which the Company’s wastes have reportedly been identified. With respect to cleanup expenditures for the discharge of petroleum substances at the Company’s owned or leased properties, the Company has received reimbursement, in whole or in part, from certain states that maintain underground storage tank petroleum cleanup reimbursement funds. Such funds have been established to assist tank owners in the payment of cleanup costs associated with releases from registered tanks. The Company expects to continue to receive reimbursement for cleanup costs incurred due to releases from certain of its tanks. With respect to off-site locations at which the Company’s wastes have reportedly been identified, the Company has been and continues to be required to contribute to cleanup costs due to strict joint and several cleanup liability imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state superfund statutes. The Company has recovered a substantial amount of such costs incurred through settlements with its insurance carriers.

Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of cleanup for which the Company may be liable, in whole or part. Accordingly, while the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that the Company’s future environmental liabilities will not be material to the Company’s consolidated financial position or results of operations or cash flows.

ITEM 2. Properties.

The Company’s owned operations are carried on at 2,773 locations worldwide, including rental and sales offices, car sales locations and service facilities located on or near airports and in central business districts in major U.S. cities and suburban areas. Most of these premises are leased, except for 180 that are owned. The Company has various concession agreements with governmental authorities and private companies charged with the operation of airports under arrangements generally providing for payment of rents and a percentage of revenues with a guaranteed annual minimum fee. See Note 9 to the Notes to the Company’s consolidated financial statements included in this Report.

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

The Company is currently a defendant in two purported class actions that have been brought in two states, in which the plaintiffs seek unspecified damages and injunctive relief arising out of the Company’s allegedly improper sale of one or more optional insurance products (Liability Insurance Supplement and Personal Accident Insurance/Personal Effects Coverage) in connection with vehicle rentals. A common feature of the actions is a claim that applicable insurance laws were violated in the sale of optional insurance products because the Company’s counter sales representatives were not licensed insurance salespersons. Details of those actions appear below. Other similar actions in Texas, Alabama, Wisconsin and California have been concluded and/or dismissed with no finding of liability to the Company.

On October 3, 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. Enterprise Rent A Car, The Hertz Corporation, et al. was commenced in Circuit Court of Coosa County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. The Company and the other defendant car rental companies filed a series of motions which sought dismissal of the various causes of action based upon the judge’s initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January 2000 and the plaintiffs subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. On January 18, 2002, the U.S. Court of Appeals concluded that District Court should have dismissed the case for lack of subject matter jurisdiction because the amount in controversy does not exceed $75,000 as statutorily required. For that reason, the U.S. Court of Appeals vacated the District Court’s judgment and directed that the District Court remand the case to the state court.

On June 2, 1999, Fred Saffer and Jennifer Nicoletta, on behalf of themselves and all others similarly situated v. The Hertz Corporation, Enterprise Rent-A-Car, et al. was commenced in Superior Court of New Jersey, Law Division, Essex County. The initial complaint claimed that the collection by the Company of New Jersey general sales tax on certain fueling charges imposed on renters was not required by law and was an unfair trade practice. The complaint was later amended to include a claim that the Company sold optional insurance products without appropriate licensure, similar to the claims advanced in the other actions described above. The Company moved to dismiss the insurance-related components of the complaint for failure to state a claim on which relief could be granted, and that motion was granted. The undismissed portion of the action was stayed pending the resolution of a sales tax refund claim that the Company brought administratively. The plaintiff appealed the foregoing rulings to the Appellate Division of the Superior Court. The Appellate Division denied the plaintiff’s appeal in June 2000. In the tax refund proceeding, the New Jersey Division of Taxation rendered a Final Determination in a letter dated February 14, 2001, concluding that the Company’s collection of general sales tax on fueling charges was not erroneous, illegal or unconstitutional. By an Order, dated April 18, 2001, the Superior Court granted the Company’s Summary Judgment Motion and dismissed all of the plaintiff’s claims. Plaintiff subsequently filed an appeal with the Appellate Division of the Superior Court. The appeal is pending.

The Company is also a defendant in a private attorney general action which challenges the Company’s practices in offering the optional fuel and service charge. On January 20, 1998, Peter Schnall, on behalf of himself and all others similarly situated v. The Hertz Corporation was commenced in the Superior Court of California, County of San Francisco. The complaint alleged violations of the California Business and Professions Code by claiming that the optional fuel and service charge constitutes an “unlawful business practice” and that the prices charged constitute unfair liquidated damages under the rental agreement. The Company responded by challenging the sufficiency of the initial complaint and a subsequent amended complaint. The trial court then entered judgment in the Company’s favor in June of 1998. Plaintiff appealed the trial court’s decision to the Court of Appeal of California, First Appellate District in San Francisco. In an opinion issued in March 2000, the Court of Appeal sustained in part and reversed in part the trial court’s decision and ordered the matter remanded with respect to plaintiff’s challenge of the manner in which the Company discloses and explains the fuel and service charge. Following further amendments to the complaint and discovery taken by the Company and the plaintiff, the parties agreed to mediate the dispute, and after extensive negotiations, reached a settlement. The settlement – under which the Company admits no liability and agrees to certain injunctive relief, to discount coupon relief for qualifying class members and to the payment of attorneys fees – was preliminarily approved by the Court on March 20, 2002.

On February 8, 2000, a patent infringement suit naming the Company and 38 other companies, including Ford, as defendants was filed in the U.S. District Court for the Eastern District of Texas by an individual, Allan Konrad, the plaintiff, who holds three patents allegedly covering intranet/internet use. The plaintiff also owns a fourth patent application allegedly covering e-commerce. The Company procures all products and services related to this infringement allegation from suppliers and believes that it is entitled to be indemnified by these suppliers for any loss that may result from this litigation. The technology covered in the plaintiff’s patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents. Following a Markman hearing before a Special Master to hear evidence, argument and expert testimony offered by the parties, the Special Master filed a report, which the District Court adopted in its entirety. Thereafter, the parties agreed to a stipulated judgment of non-infringement. The plaintiff has appealed from the stipulated judgment to the U. S. Court of Appeals for the Federal Circuit.

On March 1, 2002, Bowdoin Square, L.L.C. v. Winn-Dixie Montgomery, Inc., Wal-Mart Stores East, Inc., The Hertz Corporation, et al. was commenced in the Circuit Court for Madison County, Alabama. The complaint alleges that the Company, Wal-Mart Stores East, Inc. and other defendants violated certain private land use restrictions and intentionally interfered with plaintiff’s contractual relationship with its tenant, Winn-Dixie Montgomery, Inc., when the Company and Wal-Mart Stores East, Inc. entered into a sublease for a reservation call center in a former Wal-Mart store located in a shopping center in Saraland (Mobile County), Alabama. The complaint also alleges that the Company and other defendants negligently and wantonly injured the value of plaintiff’s interest in the shopping center. The Company has not yet filed a response to the complaint.

The Company believes it has meritorious defenses in the foregoing actions and will defend itself vigorously.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

         Omitted.

PART II

ITEM 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

All shares of the Company’s Common Stock at December 31, 2001 were owned by Ford FSG, Inc., a wholly owned subsidiary of Ford and, as such, there is no market for the Company’s Common Stock.

The Company paid cash dividends in the aggregate of $21.6 million in 2001 and $21.5 million in 2000.

Certain debt instruments under which the Company has issued debt securities restrict the Company’s ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company (“Restricted Subsidiaries”) in the Company’s shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 2001, approximately $1,229 million of consolidated stockholder’s equity was free of such limitations.

ITEM 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

The selected consolidated income statement data for each of the years in the three-year period ended December 31, 2001, and consolidated balance sheet data as of December 31, 2001 and 2000 presented below (other than the ratio of earnings to fixed charges) were derived from the audited consolidated financial statements of the Company and the related notes thereto included in this Report. The selected consolidated income statement data for each of the years in the two-year period ended December 31, 1998, and consolidated balance sheet data as of December 31, 1999, 1998 and 1997 presented below (other than the ratio of earnings to fixed charges) were derived from audited consolidated financial statements of the Company and the related notes thereto not included in this Report. The financial data presented below and the related notes thereto should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in this Report.

	Years ended at December 31,

	2001	2000	1999	1998	1997

	Dollars in millions
Income Statement Data

Revenues

Car rental	$3,823.9	$3,980.6	$3,728.5	$3,484.8	$3,329.9

Industrial and construction equipment rental	1,003.4	969.6	842.9	631.3	444.5

Other(a)	88.5	123.3	144.3	122.2	116.9

Total revenues	4,915.8	5,073.5	4,715.7	4,238.3	3,891.3

Expenses(b)

Direct operating	2,574.1	2,303.3	2,133.5	1,958.4	1,857.5

Depreciation of revenue earning equipment(c)	1,462.3	1,323.5	1,228.0	1,068.4	971.2

Selling, general and administrative	472.0	451.0	452.4	439.8	417.1

Interest, net of interest income of $9.0, $13.5, $12.2, $11.5 and $13.8	404.7	414.8	341.4	306.3	302.2

Total expenses	4,913.1	4,492.6	4,155.3	3,772.9	3,548.0

Income before income taxes	2.7	580.9	560.4	465.4	343.3

Provision (benefit) for taxes on income(d)	(20.6)	222.5	224.4	188.4	141.7

Net income	$23.3	$358.4	$336.0	$277.0	$201.6

Ratio of earnings to fixed charges(e)	1.0	2.1	2.3	2.2	1.9

Balance Sheet Data

Revenue earning equipment, net

Cars	$5,220.4	$5,186.2	$4,762.3	$4,472.5	$4,039.8

Other equipment	1,631.3	1,736.3	1,501.4	1,309.5	852.0

Total assets	10,158.4	10,620.0	10,136.7	8,872.6	7,435.5

Total debt	6,314.0	6,676.0	6,602.2	5,759.8	4,715.7

Stockholder’s equity	1,984.4	1,984.1	1,674.0	1,393.8	1,136.2

(a)	Includes fees from licensees (other than expense reimbursement from licensees) and revenues from car leasing operations, claim management and telecommunications services. Certain foreign car leasing operations were transferred to an affiliated company on August 31, 2000.

(b)	Certain prior year amounts have been reclassified to conform to the current year presentation.

(c)	For 2001, 2000, 1999, 1998 and 1997, depreciation of revenue earning equipment includes a net loss of $1.6 million, and net gains of $54.5 million, $42.3 million, $24.0 million and $11.6 million, respectively, from the disposal of revenue earning equipment. Effective January 1, 2000, certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment used in the industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized upon disposal of the equipment. As a result of this change, depreciation of revenue earning equipment for the year 2000 decreased by $12.9 million.

(d)	Includes benefits of $30.2 million in 2001 and $3.8 million in 2000 from certain additional foreign tax credits.

(e)	Earnings have been calculated by adding interest expense and the portion of rentals estimated to represent the interest factor to income before income taxes. Fixed charges include interest charges (including capitalized interest) and the portion of rentals estimated to represent the interest factor.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

General
 The Company is engaged principally in the business of renting and leasing cars and renting industrial and construction equipment.

The Company’s revenues principally are derived from rental and related charges and consist of:

•	Car rental revenues (revenues from all owned car operations, including loss or collision damage waivers, liability insurance and other products);

•	Industrial and construction equipment rental revenues; and

•	Other revenues (fees from the Company’s licensees, revenues from the Company’s car leasing operations, claim management and telecommunications services).

The Company’s expenses consist of:

•	Direct operating expenses (primarily wages and related benefits; concessions and commissions paid to airport authorities, travel agents and others; and other costs relating to the operation and rental of the revenue earning equipment, such as maintenance and reservations);

•	Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and industrial and construction equipment;

•	Selling, general and administrative expenses (including advertising); and

•	Interest expense relating primarily to the funding of the acquisition of revenue earning equipment.

The Company’s profitability is primarily a function of the volume and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on the Company’s profitability depending on the ability of the Company to adjust pricing for these changes. The Company’s business requires significant expenditures for cars and equipment and the Company consequently requires substantial liquidity to finance such expenditures.

The following discussion and analysis provides information that management believes to be relevant to understanding the Company’s consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in the Company’s consolidated financial statements included in this Report.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For additional discussion of the Company’s accounting policies, see Note 1 to the Notes to the Company’s consolidated financial statements included in this Report.

Revenue Earning Equipment
 The Company’s principal assets are Revenue Earning Equipment (“REE”), which represent 67% of total assets at December 31, 2001. REE consists of vehicles utilized in car rental operations and industrial and construction equipment rented by HERC. At December 31, 2001, 68% of the vehicles in the Company’s car rental fleet were subject to repurchase by automobile manufacturers under contractual guaranteed repurchase programs, subject to certain manufacturers’ car condition and mileage requirements, at a specific price during a specified time period. These programs limit the Company’s residual risk with respect to vehicles purchased under the programs. For all other vehicles, as well as equipment acquired by HERC, the Company uses historical experience and monitors market conditions to set depreciation rates. When REE is acquired, the Company estimates the period it will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the REE. Upon disposal of the REE, depreciation expense is adjusted for the difference between the net proceeds from the sale and the remaining book value. As market conditions change, the Company adjusts its depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions. See Note 7 to the Notes to the Company’s consolidated financial statements included in this Report.

Public Liability and Property Damage
 The obligation for public liability and property damage on self-insured domestic and foreign vehicles and equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is constantly monitored based on evolving accident claim history and projected rental volume. If actual results differ from these assumptions, the amount of the Company’s recorded liability is adjusted to reflect these results.

Pensions
 The Company’s employee pension costs and obligations are dependent on the Company’s assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the Company’s pension costs and obligations. See Note 5 to the Notes to the Company’s consolidated financial statements included in this Report.

Results of Operations
 The following table sets forth for each of the years indicated, the percentage of operating revenues represented by certain items in the Company’s consolidated statement of income:

	Percentage of Revenues

	Years Ended
	December 31,

	2001	2000	1999

Revenues:

Car rental	77.8%	78.5%	79.1%

Industrial and construction equipment rental	20.4	19.1	17.9

Other	1.8	2.4	3.0

	100.0	100.0	100.0

Expenses:

Direct operating	52.4	45.4	45.3

Depreciation of revenue earning equipment	29.7	26.1	26.0

Selling, general and administrative	9.6	8.9	9.6

Interest, net of interest income	8.2	8.2	7.2

	99.9	88.6	88.1

Income before income taxes	0.1	11.4	11.9

Provision (benefit) for taxes on income	(0.4)	4.3	4.8

Net income	0.5%	7.1%	7.1%

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Revenues
 Total revenues of $4,915.8 million in 2001, decreased by 3.1% from $5,073.5 million in 2000.

Revenues from car rental operations of $3,823.9 million in 2001 decreased by 3.9% from $3,980.6 million in 2000. This decrease of $156.7 million was primarily the result of a 5.1% decrease in transactions and a 4.4% decrease in pricing in the United States, and a decrease of $39.1 million from the effects of foreign currency translation. These decreases were partially offset by longer length rentals primarily in the United States, and an increase in the number of transactions outside the United States. The decrease in transactions and pricing in the United States was primarily due to a decrease in demand resulting from the slowdown in the economy and its adverse impact on business travel, as well as the interruption and significant decline in air travel after the terrorist attacks of September 11, 2001. The translation impact of exchange rates on net income is not significant because the majority of the Company’s foreign expenses are also incurred in local currencies.

Revenues from industrial and construction equipment rental operations of $1,003.4 million in 2001 increased by 3.5% from $969.6 million in 2000. Of this $33.8 million increase, approximately $18.6 million was due to an increase in volume resulting from the inclusion of seven acquired businesses worldwide, and approximately $15.2 million was due to increased activity from existing and greenfield locations which grew 1.7%.

Revenues from all other sources of $88.5 million in 2001 decreased by 28.2% from $123.3 million in 2000, primarily due to a decline in telecommunications revenues and a decrease in car leasing revenue due to the transfer of certain foreign operations to an affiliated company on August 31, 2000.

Expenses
 Total expenses of $4,913.1 million in 2001 increased by 9.4% from $4,492.6 million in 2000, and total expenses as a percentage of revenues increased to 99.9% in 2001, from 88.6% in 2000, principally due to an increase in the United States of lower margin leisure business, inflationary cost factors and a precipitous decline in business as a result of the terrorist attacks of September 11, 2001.

Direct operating expenses of $2,574.1 million in 2001 increased by 11.8% from $2,303.3 million in 2000. The increase was primarily due to higher wages, facility costs, self-insurance costs and vehicle damage costs in car rental operations and the expansion of suburban car rental operations and the industrial and construction equipment rental business. These increases were partly offset by foreign currency translation changes and lower commissions. The increase was also due to the recognition of a gain of $9 million in 2000 from the condemnation of a car rental and support facility in California.

Depreciation of revenue earning equipment for the car rental and car leasing operations of $1,190.9 million in 2001 increased by 9.6% from $1,086.7 million in 2000, primarily due to an increase in the number of cars operated worldwide, and a decrease of $54.3 million in the net proceeds received in excess of book value on the disposal of vehicles. These increases were partly offset by a decrease due to the transfer of certain foreign car leasing operations to an affiliated company on August 31, 2000.

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $271.4 million in 2001 increased by 14.6% from $236.8 million in 2000, primarily due to acquisitions of equipment rental and sales companies, an increase in the volume of equipment operated and a decrease in the net proceeds received in excess of book value on the disposal of equipment.

Selling, general and administrative expenses of $472.0 million in 2001 increased by 4.7% from $451.0 million in 2000, and increased as a percentage of revenue to 9.6% in 2001 from 8.9% in 2000. The increase in 2001 resulted from higher administrative expenses and sales promotion, including $9.7 million of expenses related to the merger of the Company with a wholly owned subsidiary of Ford. These increases were partly offset by lower advertising costs and foreign currency translation changes.

Interest expense of $404.7 million in 2001 decreased 2.4% from $414.8 million in 2000, primarily due a decrease in the weighted-average interest rate in 2001. These decreases were partially offset by lower interest income in 2001.

A tax benefit of $20.6 million was recognized in 2001, as compared to tax expense of $222.5 million in 2000. The decrease in income taxes was due primarily to the decrease in income before income taxes and the benefit of foreign tax credits in 2001. The effective tax rate in 2001 was 31.5% after adjusting for the effects of foreign tax credits, non-deductible goodwill amortization and an increase in the valuation allowance. The effective tax rate in 2000 was 38.3%. The decrease in the effective tax rate as adjusted was primarily due to restrictions on the carryforward of state tax losses incurred in 2001 and the mix of pretax income between countries with different tax rates. See Notes 1 and 8 to the Notes to the Company’s consolidated financial statements included in this Report.

Net Income
 The Company had net income of $23.3 million in 2001, representing a decrease of 93.5% from $358.4 million in 2000. This decrease was primarily due to lower car rental volume in the United States, principally due to the slowdown in the economy and its adverse impact on business travel and pricing, the terrorist attacks of September 11, 2001, higher 2001 model year vehicle costs, lower proceeds received on the disposal of vehicles, and the net effect of the other contributing factors noted above.

Outlook
 The Company believes that business travel and equipment rentals will remain at diminished levels, reflecting reduced corporate spending in the United States throughout 2002. The Company anticipates substantial declines in first and second quarter earnings compared with comparable periods in 2001 due to the residual effects of the terrorist attacks on the travel industry and reduced corporate travel spending. The Company anticipates improvement in the third and fourth quarters of 2002 when compared to the comparable periods in 2001, which were negatively impacted by the significant declines in travel after the terrorist attacks of September 11, 2001. While full year 2002 pre-tax income is expected to exceed 2001 levels as the economy gradually improves, the Company’s 2002 annual earnings performance is expected to be substantially below recent historical levels.

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

Revenues from all other sources of $123.3 million in 2000 decreased by 14.6% from $144.3 million in 1999, primarily due to a decrease in telecommunications revenues and a decrease in car leasing revenue due to the transfer of certain foreign operations to an affiliated company on August 31, 2000.

Expenses
 Total expenses of $4,492.6 million in 2000 increased by 8.1% from $4,155.3 million in 1999, and total expenses as a percentage of revenues increased to 88.6% in 2000 from 88.1% in 1999.

Direct operating expenses of $2,303.3 million in 2000 increased by 8.0% from $2,133.5 million in 1999. The increase was primarily the result of the expansion of the industrial and construction equipment rental business, expansion of suburban car rental operations, and higher wages, facility costs and vehicle damage costs in car rental operations, which corresponds with the increase in transaction volume. These increases were partly offset by foreign currency translation changes, higher recoveries of concession fees and a gain of $9 million in 2000 from the condemnation of a car rental and support facility in California.

Depreciation of revenue earning equipment for the car rental and car leasing operations of $1,086.7 million in 2000 increased by 6.9% from $1,016.5 million in 1999, primarily due to an increase in the number of cars operated worldwide. This increase was partly offset by an increase of $21.3 million in the net proceeds received in excess of book value on the disposal of vehicles.

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $236.8 million in 2000 increased by 12.0% from $211.5 million in 1999, primarily due to acquisitions of equipment rental and sales companies, an increase in both the volume and cost of equipment operated and a decrease of $9.1 million in the net proceeds received in excess of book value on the disposal of equipment. This increase was partly offset by a reduction in depreciation of $12.9 million, due to changes made effective January 1, 2000 to increase certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment and to reflect changes in the estimated residual values of the equipment. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

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

The tax provision of $222.5 million in 2000 decreased 0.9% from $224.4 million in 1999. The effective tax rate in 2000 was 38.3% as compared to 40.0% in 1999. The decrease in the effective tax rate was due to changes in the mix of pretax income between countries that operate under different tax rates and greater utilization of foreign tax credits in 2000. This decrease was partly offset by higher income before income taxes in 2000. See Notes 1 and 8 to the Notes to the Company’s consolidated financial statements included in this Report.

Net Income
 The Company achieved record net income of $358.4 million in 2000, representing an increase of 6.7% from $336.0 million in 1999. This increase was primarily due to strong volume-related performance, partially offset by downward pricing pressures and the net effect of other contributing factors noted above.

Liquidity and Capital Resources
 The Company’s domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company’s investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company primarily uses funds for the acquisition of revenue earning equipment which consists of cars and industrial and construction equipment. For the year ended December 31, 2001, the Company’s expenditures for revenue earning equipment were $9,284.0 million (offset by proceeds from the sale of such equipment of $7,839.4 million). These assets are purchased by the Company in accordance with the terms of agreements negotiated with automobile and equipment manufacturers. For the year ended December 31, 2001, the Company’s capital expenditures for property and non-revenue earning equipment were $266.6 million.

To finance its domestic requirements, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. From time to time, the Company files with the Securities and Exchange Commission shelf registration statements relating to debt securities to allow for the issuance of unsecured senior, senior subordinated and junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. In 2001, the Company reduced its reliance on commercial paper and increased its use of long-term funding sources to improve its liquidity. The total amount of medium-term and long-term debt outstanding as of December 31, 2001 was $4.9 billion with maturities ranging from 2002 to 2028. At December 31, 2001, the Company had $1.85 billion available for issuance of debt securities under an effective registration statement. The Company is currently planning to launch an asset-backed securitization program during the second quarter of 2002.

Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Ireland and the Netherlands. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada, Ireland and the Netherlands, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At December 31, 2001, total debt for the foreign operations was $1,021 million, of which $1,009 million was short-term (original maturity of less than one year) and $12 million was long-term. At December 31, 2001, total amounts outstanding (in millions of U.S. dollars) under the Australian, Canadian, Irish and the Netherlands commercial paper programs were $13, $283, $231 and $45, respectively.

At December 31, 2001, the Company’s contractual cash obligations relating to existing debt, operating leases and concession agreements, in millions, are as follows: 2002, $2,228.7; 2003, $872.6; 2004, $1,025.0; 2005, $699.2; 2006, $315.4; after 2006, $2,196.8.

At December 31, 2001, the Company had committed credit facilities totaling $3.4 billion. Of this amount, $2.6 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 29 relationship banks and $200 million of seasonal committed facilities from two banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 2001, the multi-year facilities totaling $1,403 million were renegotiated and currently expire as follows: $63 million on June 30, 2002, $137 million on June 30, 2003, $46 million on June 30, 2004, $69 million on June 30, 2005 and $1,088 million on June 30, 2006. Effective June 21, 2001, the 364-day facilities totaling $1,170 million were renegotiated and currently expire on June 19, 2002. The multi-year facilities that expire in 2006 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan. The $200 million of seasonal facilities currently expire as follows: $100 million on April 30, 2002 and $100 million on June 19, 2002.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2003. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of .10% per annum is payable on the unused available credit.

The Company’s decision to withdraw earnings or investments from foreign countries is, in some cases, influenced by exchange controls and the utilization of foreign tax credits, and may also be affected by fluctuations in exchange rates for foreign currencies and by revaluation of such currencies in relation to the U.S. dollar by the governments involved. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Car rental operations in foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of currency restrictions. Currency restrictions and other regulations historically have not had a material impact on the Company’s operations as a whole.

By virtue of its indirect, 100% ownership interest in the Company, Ford has the right to make any changes that it deems appropriate in the Company’s assets, corporate structure, capitalization, operations, properties and policies (including dividend policies).

On September 26, 2001, Fitch Ratings (“Fitch”) lowered the Company’s long-term debt rating from A+ to A- and short-term debt rating from F1 to F2. On January 11, 2002, Fitch lowered the Company’s long-term debt rating from A- to BBB+ and confirmed the Company’s short-term debt rating of F2. Fitch stated that the ratings outlook is negative. On October 15, 2001, Standard & Poors (“S&P”) lowered the Company’s long-term debt rating from A- to BBB and short-term debt rating from A-1 to A-2, and changed the ratings outlook from negative to stable. On January 11, 2002, S&P changed the ratings outlook to negative. On October 18, 2001, Moody’s Investors Service (“Moody’s”) lowered the Company’s long-term debt rating from A3 to Baa1 and short-term debt rating from Prime-1 to Prime-2, respectively. On January 16, 2002, Moody’s lowered the Company’s long-term debt rating from Baa1 to Baa2 and confirmed the short-term debt rating of Prime-2. Moody’s stated that the ratings outlook is negative.

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

The table below shows capital expenditures (net of proceeds received from the sale of revenue earning equipment) and financial results by quarter for 2001 and 2000.

			Operating
	Capital		Income (Loss)	Income
	Expenditures		(Pre-Tax	(Loss)
	(Net of Sale		Income (Loss)	Before	Net
	Proceeds		Before	Income	Income
	Received)	Revenues	Interest)(1)(2)	Taxes(1)(2)	(Loss)(3)

	Dollars in millions
2001

First Quarter	$1,177.6	$1,180.9	$96.0	$(5.8)	$(3.9)

Second Quarter	1,309.4	1,285.5	188.7	85.8	59.2

Third Quarter	(414.1)	1,369.2	161.4	54.2	25.5

Fourth Quarter	(397.4)	1,080.2	(38.7)	(131.5)	(57.5)

Total Year	$1,675.5	$4,915.8	$407.4	$2.7	$23.3

2000

First Quarter	$1,090.7	$1,135.2	$182.6	$93.3	$56.3

Second Quarter	1,496.4	1,289.3	268.0	169.0	103.7

Third Quarter	75.5	1,437.8	354.6	235.6	142.8

Fourth Quarter	(337.6)	1,211.2	190.5	83.0	55.6

Total Year	$2,325.0	$5,073.5	$995.7	$580.9	$358.4

(1)	Includes a gain of $9.0 million in the second quarter of 2000 from the condemnation of a car rental and support facility in California.

(2)	Includes $9.7 million in the first quarter of 2001 for expenses associated with the Merger.

(3)	Includes credits to the “Provision (benefit) for taxes on income” of $30.2 million and $3.8 million in the fourth quarter of 2001 and 2000, respectively, from the benefit of certain additional foreign tax credits.

Market Risks
 The Company is exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage the Company’s exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 13 to the Notes to the Company’s consolidated financial statements included in this Report.

Interest Rate Risk
 From time to time, the Company and its subsidiaries enter into interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to its earnings assuming various changes in market interest rates. Assuming an instantaneous increase of one percentage point in interest rates on the existing debt portfolio, the Company’s net income would decline by approximately $13 million over a 12-month period.

Foreign Currency Risk
 The Company and its subsidiaries have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates, principally for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect the consolidated financial position, results of operations or cash flows of the Company. The Company’s risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at December 31, 2001, were approximately $1.3 million.

Euro Currency Conversion
 The single European currency (“euro”) was introduced on January 1, 1999 with a complete transition to this new currency on January 1, 2002 for the 11 participating countries. The conversion to the euro has not had a material effect on pricing, hedging costs, systems modification costs or exposure to changes in foreign currency exchange rates.

Recent Pronouncements
 In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations initiated after June 30, 2001 to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill will no longer be amortized, but instead, will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 and No. 142 beginning January 1, 2002. Application of the non-amortization provision of SFAS No. 142 is currently expected to result in an increase in Income before income taxes of approximately $29 million per year. Goodwill, net of cumulative amortization at December 31, 2001 was $802 million. During 2002, the Company will perform the transitional impairment test of its goodwill as of January 1, 2002. The Company is currently evaluating the effect that the adoption may have on its consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is evaluating the impact, if any, the standard may have on the Company’s financial position and results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 12 to 18 of this Report.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 45 present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 45, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

January 14, 2002

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2001	2000

	Dollars in thousands
ASSETS

Cash and equivalents (Note 13)	$213,997	$206,477

Receivables, less allowance for doubtful accounts of $38,886 and $34,788 (Schedule II)	919,041	1,115,509

Due from affiliates (Note 7)	143,302	343,568

Inventories, at lower of cost or market	65,881	78,942

Prepaid expenses and other assets (Notes 3 and 4)	103,727	129,115

Revenue earning equipment, at cost (Note 7):

Cars	5,821,722	5,757,090

Less accumulated depreciation	(601,318)	(570,855)

Other equipment	2,396,295	2,310,118

Less accumulated depreciation	(764,975)	(573,837)

Total revenue earning equipment	6,851,724	6,922,516

Property and equipment, at cost:

Land, buildings and leasehold improvements	1,013,376	876,123

Service equipment	917,118	863,708

	1,930,494	1,739,831

Less accumulated depreciation	(874,593)	(739,670)

Total property and equipment	1,055,901	1,000,161

Goodwill and other intangible assets, net of amortization (Note 4)	804,840	823,693

Total assets	$10,158,413	$10,619,981

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable (Note 7)	$457,991	$546,082

Accrued salaries and other compensation	247,824	221,063

Other accrued liabilities	407,464	352,599

Accrued taxes	72,077	160,901

Debt (Notes 2 and 13)	6,314,032	6,675,988

Public liability and property damage (Schedule II)	315,845	272,779

Deferred taxes on income (Note 8)	358,800	406,500

Commitments and contingencies (Notes 9, 11 and 13)

Stockholder’s equity (Notes 1, 2 and 4):

Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued at December 31, 2001	—	—

Preferred Stock, $0.01 par value, none issued at December 31, 2000	—	—

Class A Common Stock, $0.01 par value, 40,956,858 shares issued at December 31, 2000	—	410

Class B Common Stock, $0.01 par value, 67,310,167 shares issued at December 31, 2000	—	673

Additional capital paid-in	983,132	995,871

Unamortized restricted stock grants	—	(5,518)

Retained earnings	1,105,083	1,103,401

Accumulated other comprehensive loss (Note 3)	(103,835)	(84,270)

Treasury stock, at cost, 779,534 shares at December 31, 2000	—	(26,498)

Total stockholder’s equity	1,984,380	1,984,069

Total liabilities and stockholder’s equity	$10,158,413	$10,619,981

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,

	2001	2000	1999

	Dollars in thousands
Revenues:

Car rental	$3,823,946	$3,980,627	$3,728,429

Industrial and construction equipment rental	1,003,379	969,642	842,932

Other (Note 4)	88,466	123,249	144,305

Total revenues	4,915,791	5,073,518	4,715,666

Expenses:

Direct operating	2,574,063	2,303,316	2,133,453

Depreciation of revenue earning equipment (Note 7)	1,462,310	1,323,501	1,228,053

Selling, general and administrative	472,018	450,970	452,408

Interest, net of interest income of $9,034, $13,520 and $12,157 (Note 2)	404,677	414,867	341,359

Total expenses	4,913,068	4,492,654	4,155,273

Income before income taxes	2,723	580,864	560,393

Provision (benefit) for taxes on income (Note 8)	(20,544)	222,456	224,392

Net income (Note 6)	$23,267	$358,408	$336,001

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

			Unamortized		Accumulated
		Additional	Restricted		Other		Total
	Common	Capital	Stock	Retained	Comprehensive	Treasury	Stockholder's
	Stock	Paid-In	Grants	Earnings	Loss	Stock	Equity

	Dollars in thousands
Balances at

DECEMBER 31, 1998	$1,083	$982,564	$(7,845)	$452,110	$(20,776)	$(13,313)	$1,393,823

Comprehensive Income

Net income				336,001			336,001

Translation adjustment changes					(29,972)		(29,972)

Unrealized holding losses on securities					(283)		(283)

Minimum pension liability adjustment, net of tax of $0					(1,468)		(1,468)

Total Comprehensive Income							304,278

Cash dividends on Common Stock				(21,598)			(21,598)

Acquisition of Treasury Stock						(29,903)	(29,903)

Exercise of stock options		(6,417)				23,264	16,847

Tax benefits from stock options and restricted stock		6,151					6,151

Amortization of restricted stock grants			4,393				4,393

DECEMBER 31, 1999	1,083	982,298	(3,452)	766,513	(52,499)	(19,952)	1,673,991

Comprehensive Income Net income				358,408			358,408

Translation adjustment changes					(32,179)		(32,179)

Unrealized holding gains on securities					307		307

Minimum pension liability adjustment, net of tax of $527					101		101

Total Comprehensive Income							326,637

Adjustment for transfer of leasing operations to company under common control		16,444					16,444

Cash dividends on Common Stock				(21,520)			(21,520)

Acquisition of Treasury Stock						(25,124)	(25,124)

Exercise of stock options		(5,559)				13,010	7,451

Tax benefits from stock options and restricted stock		3,480					3,480

Issuance of 100,000 shares of restricted stock grants		(556)	(5,012)			5,568	—

Amortization of restricted stock grants			2,710				2,710

Forfeiture of 9,862 shares of restricted stock grants		(236)	236				—

DECEMBER 31, 2000	1,083	995,871	(5,518)	1,103,401	(84,270)	(26,498)	1,984,069

Comprehensive Income
Net income				23,267			23,267

Translation adjustment changes					(19,919)		(19,919)

Unrealized holding losses on securities					(5)		(5)

Minimum pension liability adjustment, net of tax of $16					359		359

Total Comprehensive Income							3,702

Cash dividends on Common Stock				(21,585)			(21,585)

Exercise of stock options		(5,609)				15,602	9,993

Tax benefits from stock options and restricted stock		2,683					2,683

Amortization of restricted stock grants			5,518				5,518

Ford acquisition of minority interest	(1,083)	(9,813)				10,896	—

DECEMBER 31, 2001	$—	$983,132	$—	$1,105,083	$(103,835)	$—	$1,984,380

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,

	2001	2000	1999

	Dollars in thousands
Cash flows from operating activities:

Net income	$23,267	$358,408	$336,001

Non-cash expenses:

Depreciation of revenue earning equipment	1,462,310	1,323,501	1,228,053

Depreciation of property and equipment	166,526	137,882	112,296

Amortization of intangibles	30,697	29,842	27,623

Amortization of restricted stock grants	5,518	2,710	4,393

Provision for public liability and property damage	136,772	108,681	123,950

Provision for losses for doubtful accounts	44,316	31,893	19,824

Tax benefit from exercise of stock options	2,683	3,480	6,151

Deferred income taxes	(47,700)	135,400	79,600

Revenue earning equipment expenditures	(9,284,021)	(9,066,826)	(8,504,986)

Proceeds from sales of revenue earning equipment	7,839,440	6,972,992	6,779,021

Changes in assets and liabilities, net of effects of purchase and sale of operations:

Receivables	128,837	(123,632)	(273,373)

Due from affiliates	200,266	355,044	(268,443)

Inventories and prepaid expenses and other assets	35,869	(29,164)	(33,058)

Accounts payable	(77,781)	17,326	45,215

Accrued liabilities	80,563	(13,577)	23,083

Accrued taxes	(82,786)	9,585	35,786

Payments of public liability and property damage claims and expenses	(90,996)	(125,272)	(139,008)

Net cash flows provided by (used in) operating activities	$573,780	$128,273	$(397,872)

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,

	2001	2000	1999

	Dollars in thousands
Cash flows from investing activities:

Property and equipment expenditures	$(266,625)	$(255,906)	$(323,208)

Proceeds from sales of property and equipment	35,744	24,735	24,032

Available-for-sale securities:

Purchases	(7,755)	(6,584)	(3,876)

Sales	6,332	6,278	3,689

Transfer of leasing operations to affiliated company, net of cash	—	99,167	—

Changes in investment in joint venture	2,160	(1,233)	(14,800)

Purchases of various operations, net of cash (see supplemental disclosures below)	(3,026)	(111,888)	(143,643)

Net cash used in investing activities	(233,170)	(245,431)	(457,806)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	1,466,614	514,734	1,046,743

Repayment of long-term debt	(430,890)	(303,295)	(368,715)

Short-term borrowings:

Proceeds	871,272	726,683	1,855,218

Repayments	(865,037)	(833,524)	(2,117,979)

Ninety-day term or less, net	(1,361,041)	53,695	498,031

Cash dividends paid on common stock	(21,585)	(21,520)	(21,598)

Purchase of treasury stock	—	(25,124)	(29,903)

Exercise of stock options	9,993	7,451	16,847

Net cash (used in) provided by financing activities	(330,674)	119,100	878,644

Effect of foreign exchange rate changes on cash	(2,416)	(4,117)	(2,780)

Net increase (decrease) in cash and equivalents during the year	7,520	(2,175)	20,186

Cash and equivalents at beginning of year	206,477	208,652	188,466

Cash and equivalents at end of year	$213,997	$206,477	$208,652

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest (net of amounts capitalized)	$420,026	$436,598	$354,991

Income taxes	121,828	69,270	122,703

In connection with acquisitions made during the years 2001, 2000 and 1999, liabilities assumed were $13 million, $66 million and $67 million, respectively.

The accompanying notes are an integral part of this statement.

\

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies
Change in Ownership
The Hertz Corporation (together with its subsidiaries, referred to herein as “Hertz” or the “Company”), which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck rental and leasing business since 1918. UAL Corporation (“UAL”) purchased the Company from RCA Corporation (“RCA”) in August 1985. Park Ridge Corporation (“Park Ridge”), which was 80%-owned by Ford Motor Company (“Ford”), purchased the Company from UAL in December 1987. On April 29, 1994, Ford purchased all of the common stock of the Company owned by Park Ridge Limited Partnership which resulted in the Company becoming a wholly owned subsidiary of Ford.

On April 30, 1997, the Company issued and sold 20,010,000 shares of its Class A Common Stock in an initial public offering (the “Offering”) and received net proceeds of $453 million from the sale, and redeemed its 1,290 shares of Series C Preferred Stock for $130 million. The net proceeds received from the Offering were used to pay down notes payable.

On March 9, 2001, Ford FSG, Inc., (“FSG”), an indirect wholly owned subsidiary of Ford that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company’s outstanding Class A Common Stock that FSG did not already own for $35.50 per share, or approximately $735 million. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger (“the Merger”). The Company recognized $9.7 million of expenses associated with the Merger in 2001. FSG’s cost of acquiring the Company’s minority interest is not reflected in the accompanying consolidated financial statements. After the Merger, all outstanding shares of Class A Common Stock of the Company were owned by FSG, and all shares of Class A Common Stock of the Company previously held by the Company as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG, were canceled. The Merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of the Company.

As a result of the Merger, the Company became an indirect wholly owned subsidiary of Ford and the Company’s Class A Common Stock was no longer traded on the New York Stock Exchange. However, because certain of the Company’s debt securities were sold through public offerings, the Company continues to file periodic reports under Securities Exchange Act of 1934.

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

Depreciable Assets
The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment:

Cars	3 to 6 years

Other equipment	3 to 10 years

Buildings	20 to 50 years

Leasehold improvements	Term of lease

Capitalized internal use software	1 to 10 years

Service cars and service equipment	3 to 25 years

Goodwill and other intangible assets	10 to 40 years

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Conservation
The use of automobiles and other vehicles is subject to various governmental controls designed to limit environmental damage, including that caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional equipment failure requiring repair by Hertz. To comply with environmental regulations, measures are taken at certain locations to reduce the loss of vapor during the fueling process and to maintain, upgrade and replace underground fuel storage tanks. Hertz also incurs and provides for expenses for the cleanup of petroleum discharges and other alleged violations of environmental laws arising from the disposition of waste products. Hertz does not believe that it will be required to make any material capital expenditures for environmental control facilities or to make any other material expenditures to meet the requirements of governmental authorities in this area. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

Public Liability and Property Damage
Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states wherein its vehicles are registered. The Company also self-insures general public liability and property damage for all domestic operations. Since July 1, 1987, all claims have been retained and borne by the Company up to a limit of $5 million for each occurrence, and the Company maintains insurance with unaffiliated carriers in excess of $5 million up to $725 million per occurrence.

For its international operations, the Company purchases insurance to comply with local legal requirements. Vehicle liability insurance is purchased from a wholly owned subsidiary, Probus Insurance Company Europe Limited (“Probus”), a direct writer domiciled in Dublin, Ireland. Probus underwrites the Company’s Pan European motor vehicle liability program (except Switzerland) up to $1 million per occurrence. Probus reinsures this risk through Hertz International RE Limited, a wholly owned subsidiary of the Company, operating as a reinsurer in Dublin, Ireland. Excess coverage for claims that exceed $1 million per occurrence is maintained with unaffiliated carriers. In foreign operations outside Europe, the Company is self-insured at various amounts up to $250,000 per occurrence and maintains excess liability insurance coverage up to $725 million ($450 million prior to 2001) per occurrence with unaffiliated carriers.

Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in “Accumulated other comprehensive loss” in the stockholder’s equity section of the consolidated balance sheet. At December 31, 2001 and 2000, the accumulated foreign currency translation losses were (in millions) $103.0 and $83.1, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

Income Taxes
Effective April 30, 1994, the Company and its domestic subsidiaries have filed consolidated Federal income tax returns with Ford. The Company filed its own consolidated Federal income tax returns with its domestic subsidiaries after December 31, 1987; prior thereto, from September 1, 1985 to December 31, 1987 they were included in the consolidated Federal income tax return of UAL; and prior thereto in the consolidated Federal income tax return of RCA. The Company provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that under a tax sharing arrangement with Ford, the Company’s right to reimbursement for foreign tax credits is determined based on the usage of such foreign tax credits by the consolidated group. As of December 31, 2001, U.S. income taxes have not been provided on $335 million in undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested outside the United States or are expected to be remitted free of taxes.

Advertising
Advertising and sales promotion costs are expensed as incurred. Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz’ advertising programs in the United States and abroad which feature the Ford name or products. The amounts contributed by Ford for the years ended December 31, 2001, 2000 and 1999 were (in millions) $43.2, $43.2 and $47.5, respectively. This program is expected to continue in the future. The Company incurred net advertising expense for the years ended December 31, 2001, 2000 and 1999 of (in millions) $138.1, $140.3 and $153.4, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and Ford have entered into a Joint Advertising Agreement, which commenced on September 1, 1997 for a period of ten years. Under the Joint Advertising Agreement, Ford has agreed to pay to the Company one-half of the Company’s advertising costs, up to a limit of $39 million for the first fiscal year and, for each fiscal year thereafter, a limit equal to the prior year’s limit adjusted for inflation, subject to a ceiling. In addition, if for any fiscal year, one-half of the Company’s advertising costs exceed such limit and the Company has purchased from Ford a percentage of its car fleet requirements for its car rental business conducted in the United States for the corresponding model year (the “Ford Vehicle Share”) equal to 58% or more, then Ford will pay to the Company additional amounts for such excess advertising costs. To be eligible for cost reimbursement under the Joint Advertising Agreement, the advertising must meet certain conditions, including the condition that it indicates that the Company features Ford vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. The Joint Advertising Agreement further provides that if the Ford Vehicle Share for any model year is less than 55%, Ford will not be obligated to pay the Company any amount for its advertising costs for that fiscal year, except to the extent that the Company’s failure to achieve a 55% Ford Vehicle Share is attributable to (a) Ford’s failure to supply a sufficient quantity of cars for the Company to achieve a 55% Ford Vehicle Share or (b) the fact that the terms and conditions of Ford’s car fleet programs offered to the Company were not competitive with the terms and conditions for the supply of cars offered by other automobile manufacturers to the Company and other daily car rental companies. In no event, however, will Ford be required to pay any amount for the Company’s advertising costs for any year if the Ford Vehicle Share for the corresponding model year is less than 40%.

Pension and Income Saving Plans
Qualified domestic employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan (“Hertz Retirement Plan”) and in The Hertz Corporation Income Savings Plan (“Hertz Income Savings Plan”). Payments are made to various other pension and savings plans of others pursuant to collective bargaining agreements.

Under the Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute. For each plan year beginning January 1, 1998 and thereafter, a qualified employee’s cash balance account is credited with an annual cash balance credit equal to: (a) 3% of pensionable earnings for that plan year in the case of a qualified employee who is credited with 60 or less continuous months of service from most recent date of hire, or (b) 5% of pensionable earnings for that plan year in the case of a qualified employee who is credited with more than 60 continuous months of service from most recent date of hire (6.5% of pensionable earnings for that plan year in the case of a qualified employee who is credited with more than 120 continuous months of service from the most recent date of hire, effective January 1, 2000). This benefit is credited with guaranteed interest rates compounded annually based on rates issued by the Pension Benefit Guaranty Corporation in effect for the preceding December. In addition, all qualified employees age 50 or over with 10 or more years of credited service as of July 1, 1987, have an additional amount of their pensionable earnings credited to their account. The Company’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

Under the Hertz Income Savings Plan, the Company contributes 50% of the first 6% of the employee’s contribution for a maximum match contribution by the Company of 3% of the employee’s eligible compensation.

Most of the Company’s foreign subsidiaries have defined benefit retirement plans or are required to participate in government plans. These plans are all funded, except in Germany, where an unfunded liability is recorded. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Pronouncements
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations initiated after June 30, 2001 to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill will no longer be amortized, but instead, will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 and No. 142 beginning January 1, 2002. Application of the non-amortization provision of SFAS No. 142 is currently expected to result in an increase in Income before income taxes of approximately $29 million per year. Goodwill, net of cumulative amortization at December 31, 2001 was $802 million. During 2002, the Company will perform the transitional impairment test of its goodwill as of January 1, 2002. The Company is currently evaluating the effect that the adoption may have on its consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is evaluating the impact, if any, the standard may have on the Company’s financial position and results of operations.

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established a new model for accounting for derivatives and hedging activities. The Company adopted SFAS No. 133, as amended, beginning January 1, 2001. The initial adoption of SFAS No. 133 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 — Debt
Debt of the Company and its subsidiaries (in thousands of dollars) consists of the following:

	December 31,

	2001	2000

Notes payable, including commercial paper, average interest rate: 2001, 2.9%; 2000, 6.6%	$452,497	$1,580,391

Promissory notes, average interest rate: 2001, 6.2%; 2000, 7.1% (effective average interest rate: 2001, 6.3%; 2000, 7.2%); net of unamortized discount: 2001, $9,868; 2000, $9,448; due 2002 to 2028	4,590,130	3,540,550

Junior subordinated promissory notes, average interest rate 7.0%; net of unamortized discount: 2001, $47; 2000, $78; due 2003	249,953	249,922

Subsidiaries’ debt:

Short-term borrowings:

Banks, average interest rate: 2001, 4.1%; 2000, 4.9%; in foreign currencies	437,520	516,688

Commercial paper, average interest rate: 2001, 3.2%; 2000, 5.5%; in foreign currencies	571,586	765,467

Other borrowings, average interest rate: 2001, 9.1%; 2000, 7.7%; in dollars and foreign currencies	12,346	22,970

Total	$6,314,032	$6,675,988

The aggregate amounts of maturities of debt, in millions, are as follows: 2002, $2,009.6 (including $1,456.6 of commercial paper, demand and other short-term borrowings); 2003, $701.4; 2004, $900.2; 2005, $609.5; 2006, $250.3; after 2006, $1,843.0. Included in these maturities at the earliest possible redemption date are $150 million of promissory notes of the Company at 6.3%, due 2006, which have a put option that can be exercised by the holders of such notes in 2002.

At December 31, 2001, Notes payable included a $300 million floating rate loan outstanding with Ford Motor Credit Company, a wholly owned subsidiary of Ford. Interest incurred on this loan during 2001 was $5.9 million.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2001, short-term borrowings, in millions, were as follows: maximum amounts outstanding $3,119.0 commercial paper and $647.5 banks; monthly average amounts outstanding $2,187.1 commercial paper (weighted-average interest rate 4.3%) and $472.7 banks (weighted-average interest rate 5.3%).

The Company and its subsidiaries have entered into arrangements to manage exposures to fluctuations in interest rates. See Note 13 — Financial Instruments.

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

The net amortized discount charged to interest expense for the years ended December 31, 2001, 2000 and 1999 relating to debt and other liabilities, in millions, was $1.9, $1.8 and $1.3, respectively.

At December 31, 2001, the Company had committed credit facilities totaling $3.4 billion. Of this amount, $2.6 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 29 relationship banks and $200 million of seasonal committed facilities from two banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 2001, the multi-year facilities totaling $1,403 million were renegotiated and currently expire as follows: $63 million on June 30, 2002, $137 million on June 30, 2003, $46 million on June 30, 2004, $69 million on June 30, 2005 and $1,088 million on June 30, 2006. Effective June 21, 2001, the 364-day facilities totaling $1,170 million were renegotiated and currently expire on June 19, 2002. The multi-year facilities that expire in 2006 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan. The $200 million of seasonal facilities currently expire as follows: $100 million on April 30, 2002 and $100 million on June 19, 2002.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2003. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of .10% per annum is payable on the unused available credit.

The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc. (“FFS”), a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as the exclusive dealer for the Company’s domestic commercial paper program. The Company pays fees to FFS which range from .035% to .05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolio. In 2001, the Company paid FFS approximately $598,000 of such fees. FFS is under no obligation to purchase any of the notes for its own account. FFS has acted as the Company’s exclusive commercial paper dealer since October 1994, and the Sales Agency Agreement may not be amended or terminated without the written consent of both parties. The Company, through its subsidiary Hertz Australia Pty. Limited, has a similar agreement with Ford Credit Australia Limited, also an indirect, wholly owned subsidiary of Ford.

Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Ireland and the Netherlands. The Company guarantees only the borrowings of its subsidiaries in Australia, Canada, Ireland and the Netherlands, which consist principally of commercial paper and short-term bank loans. All borrowings by international operations either are in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At December 31, 2001, total debt for the foreign operations was $1,021 million, of which $1,009 million was short-term (original maturity of less than one year) and $12 million was long-term. At December 31, 2001, total amounts outstanding (in millions of U.S. dollars) under the Australian, Canadian, Irish and the Netherlands commercial paper programs were $13, $283, $231 and $45, respectively.

Certain debt instruments under which the Company has issued debt securities restrict the Company’s ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company (“Restricted Subsidiaries”) in the Company’s shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 2001, approximately $1,229 million of consolidated stockholder’s equity was free of such limitations.

Note 3 — Available-for-Sale Securities
As of December 31, 2001 and 2000, “Prepaid expenses and other assets” in the consolidated balance sheet include available-for-sale securities at fair value. The fair value is calculated using information provided by outside quotation services. These securities include various governmental and corporate debt obligations. For the years ended December 31, 2001, 2000 and 1999, proceeds, in millions, of $6.3, $6.3 and $3.7, respectively, were received from the sale of available-for-sale securities, and gross realized gains, in whole dollars, of $218,538, $61,192 and $23,681 and gross realized losses of $62,162, $36,953 and $14,398, respectively, were included in earnings. Actual cost was used in computing the realized gain and loss on the sale. Unrealized gains and losses are included in “Accumulated other comprehensive loss” in the consolidated balance sheet.

The following is a summary of available-for-sale securities at December 31, 2001 and December 31, 2000 (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2001

Government debt obligations	$3,122	$18	$(30)	$3,110

Corporate debt obligations	4,498	177	—	4,675

Total	$7,620	$195	$(30)	$7,785

December 31, 2000

Government debt obligations	$1,731	$49	$(18)	$1,762

Corporate debt obligations	4,681	151	(11)	4,821

Total	$6,412	$200	$(29)	$6,583

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2001 are as follows (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$60	$60

Due after one year through five years	4,981	5,099

Due after five years through ten years	1,160	1,186

Due after ten years	1,419	1,440

Total	$7,620	$7,785

Note 4 — Purchases and Sales of Operations
During the year ended December 31, 2001, the Company acquired one European equipment rental and sales company, one North American car rental company and one Australian car rental company. The aggregate purchase price of the acquisitions was $3.0 million, net of cash acquired, plus the assumption of $9.0 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $4.7 million, which has been recognized as goodwill. The goodwill relating to acquisitions made prior to July 1, 2001 has been amortized over periods from 25 to 40 years through December 31, 2001. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company’s consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2000, the Company acquired four North American and three European equipment rental and sales companies. The Company also acquired one North American, one Australian and two European car rental companies. The aggregate purchase price of the acquisitions was $111.9 million, net of cash acquired, plus the assumption of $33.5 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $56.7 million, which has been recognized as goodwill and has been amortized over periods from 20 to 40 years through December 31, 2001. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company’s consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year of acquisition, the effect of including their results would not be material to the results of operations of the Company.

On August 31, 2000, the Company transferred substantially all of the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus International, Inc., a wholly owned subsidiary of Ford Motor Credit Company for $99.2 million net of cash. The transfer was considered a transfer of net assets between companies under common control, and as such, the excess proceeds received over the net book value of $16.4 million were recorded as an adjustment to “Additional capital paid-in” in the consolidated balance sheet.

During the year ended December 31, 1999, the Company acquired 11 North American and two European equipment rental and sales companies. The Company also acquired five European car and truck rental companies. The aggregate purchase price of the acquisitions was $143.6 million, net of cash acquired, plus the assumption of $26.1 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $92.1 million, which has been recognized as goodwill and has been amortized over periods from 15 to 40 years through December 31, 2001. The acquisitions were accounted for as purchases, and the results of operations have been included in the Company’s consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year of acquisition the effect of including their results would not be material to the results of operations of the Company.

In June 1999, the Company entered into a limited liability company agreement with a subsidiary of Orbital Sciences Corporation (“Orbital”), whereby a limited liability company was formed to purchase NeverLost vehicle navigation systems from another subsidiary of Orbital for installation in selected vehicles in the Company’s worldwide fleet. During 2001, 2000 and 1999, the Company received distributions of $2.2 million, invested $1.2 million and $14.8 million, respectively, under this agreement, which represents a 40% ownership interest. The investment (included in “Prepaid expense and other assets” in the consolidated balance sheet) is accounted for using the equity method of accounting. In July 2001, Orbital’s subsidiary sold its interest in the limited liability company to a subsidiary of Thales North America, Inc., which also acquired the Orbital subsidiary from whom the NeverLost vehicle navigation systems are purchased.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Employee Retirement Benefits and Income Savings Plans
The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans for health care and life insurance covering domestic (“U.S.”) employees and the retirement plans for foreign operations (“Non-U.S.”), together with amounts included in the consolidated balance sheet and statement of income (in millions of dollars):

	Pension Benefits
							Health Care &
	U.S. Plans		Non-U.S. Plans				Life Insurance (U.S.)

	2001	2000	2001		2000		2001	2000

Change in Benefit Obligation

Benefit obligation at January 1	$170.5	$141.1	$44.8		$51.4		$6.8	$8.0

Service cost	15.8	13.7	2.3		2.8		.2	.1

Interest cost	12.5	11.0	3.1		3.4		.6	.5

Amendments	—	.3	.2		—		—	—

Employee contributions	—	—	.9		.8		.1	.1

Benefits paid	(5.6)	(5.0)	(1.4)		(1.4)		(.4)	(.3)

Foreign exchange translation	—	—	(1.1)		(3.8)		—	—

Actuarial loss (gain)	4.4	9.4	7.5		(8.4)		1.0	(1.6)

Benefit obligation at December 31	$197.6	$170.5	$56.3		$44.8		$8.3	$6.8

Change in Plan Assets

Fair value of plan assets at January 1	$139.1	$146.0	$41.4		$42.8		$—	$—

Actual return on plan assets	(5.9)	(3.2)	(5.3)		(1.6)		—	—

Company contributions	1.5	1.3	2.8		1.9		.3	.2

Employee contributions	—	—	1.0		.8		.1	.1

Benefits paid	(5.6)	(5.0)	(1.3)		(1.3)		(.4)	(.3)

Foreign exchange translation	—	—	(1.1)		(3.2)		—	—

Other	(.4)	—	1.0		2.0		—	—

Fair value of plan assets at December 31	$128.7	$139.1	$38.5		$41.4		$—	$—

Funded Status of the Plan

Plan assets less than benefit obligation	$(68.9)	$(31.4)	$(17.8)		$(3.4)		$(8.3)	$(6.8)

Unamortized:

Transition obligation	—	—	.1		.1		—	—

Prior service cost	4.2	4.1	.1		—		—	—

Net (gains) losses	(22.7)	(44.1)	8.4		(7.1)		(2.2)	(3.5)

Net amount recognized	$(87.4)	$(71.4)	$(9.2)		$(10.4)		$(10.5)	$(10.3)

Amounts Recognized in the Balance Sheet

Assets/(Liabilities)

Intangible assets (including prepaid assets)	$1.8	$1.9	$.3		$—		$—	$—

Accrued liabilities	(90.6)	(74.6)	(9.8)		(11.0)		(10.5)	(10.3)

Deferred Income Tax	.5	.5	.1		.1		—	—

Accumulated other comprehensive income	.9	.8	.2		.5		—	—

Net amount recognized	$(87.4)	$(71.4)	$(9.2)		$(10.4)		$(10.5)	$(10.3)

Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31

Projected benefit obligation	$197.6	$27.3	$11.6		$11.3

Accumulated benefit obligation	157.2	21.9	10.2		10.1

Fair value of plan assets	128.7	—	1.5		1.2

Assumptions as of December 31

Discount rate	7.25%	7.5%	5.5	%-	5.5	%-	7.25%	7.5%

			7.25%		7.5%

Expected return on assets	9.5%	9.5%	5.5	%-	7.0	%-	N/A	N/A

			7.5%		8.0%

Average rate of increase in compensation	5.5%	5.5%	2.5	%-	3.0	%-	N/A	N/A

			4.5%		5.0%

Initial health care cost trend rate	—	—	—		—		8.5%	7.0%

Ultimate health care cost trend rate	—	—	—		—		5.0%	5.0%

Number of years to ultimate trend rate	—	—	—		—		5	8

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used for the non-U.S. plans vary by country and are made in accordance with local conditions, but do not vary materially from those used in the U.S. plan. Pension expense for the U.S. Domestic plan reflects a change in the market–related value of asset methodology made as of January 1, 2000, the effect of which was not considered material. Plan assets consist principally of investments in stocks, government bonds and other fixed income securities.

	Years ended December 31,

										Health Care & Life
	Pension Benefits									Insurance (U.S.)

	2001			2000			1999			2001	2000	1999

	U.S.	Non-U.S.		U.S.	Non-U.S.		U.S.	Non-U.S.

Components of net periodic benefit cost:

Service cost	$15.8	$2.3		$13.7	$2.8		$13.0	$2.9		$.2	$.1	$.3

Interest cost	12.5	3.0		11.0	3.3		9.9	3.2		.6	.5	.5

Expected return on plan assets	(12.7)	(3.3)		(11.0)	(3.5)		(9.1)	(3.5)		—	—	—

Amortization:

Transition	—	—		.2	—		.3	—		—	—	—

Amendments	.3	.1		.3	—		.3	—		—	—	—

(Gains) losses and other	(1.0)	.2		(3.3)	—		1.1	.6		(.2)	(1.0)	—

Net pension/post-retirement expense(income)	$14.9	$2.3		$10.9	$2.6		$15.5	$3.2		$.6	$(.4)	$.8

Discount rate for expense	7.5%	5.5	%-	7.75%	5.5	%-	6.25%	5.5	%-	7.5%	7.75%	6.5%

		7.75%			7.75%			7.5%

Assumed long-term rate of return on assets	9.5%	7.0	%-	9.0%	7.0	%-	9.0%	6.25	%-

		8.0%			8.0%			8.5%

Initial health care cost trend rate	—	—		—	—		—	—		7.0%	7.25%	7.5%

Ultimate health care cost trend rate	—	—		—	—		—	—		5.0%	5.0%	5.0%

Number of years to ultimate trend rate	—	—		—	—		—	—		8	9	10

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects in whole dollars:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$44,700	$40,300

Effect on postretirement benefit obligation	382,100	348,000

The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis. The participation assumption was changed in 2000 to reflect historical experience, the effect of which was not considered material.

The provisions charged to income for the years ended December 31, 2001, 2000 and 1999 for all other pension plans were approximately (in millions) $10.3, $10.1 and $9.7, respectively.

The provisions charged to income for the years ended December 31, 2001, 2000 and 1999 for the Hertz Income Savings Plan were approximately (in millions) $6.9, $6.6 and $6.1, respectively.

Note 6 — Stock-Based Compensation
Certain employees of the Company participate in the stock option plan of Ford under Ford’s 1998 Long-Term Incentive Plan (the “Plan”). Grants may be made under the Plan through April 2008. Options granted under the Plan become exercisable 33% after one year from the date of grant, 66% after two years and in full after three years. Options under the Plan expire after 10 years from the date of grant.

The Company previously sponsored a long-term equity compensation plan (the “LTECP”) covering certain employees of the Company. The LTECP provided for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units (“Awards”). Prior to the Merger, awards granted under the LTECP were options on, and restricted shares of, the Company’s Class A Common Stock. As a consequence of the Merger, outstanding options to purchase the Company’s Class A Common Stock under the LTECP (other than options held by non-employee Directors of the Company) were converted into options to purchase shares of common stock of Ford, as determined and approved by the Company and Ford. In addition, holders of restricted stock awarded under the LTECP received the same consideration as all other holders of the Company’s Class A Common Stock received in the Merger.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2000, the Company granted awards of 100,000 shares of restricted stock. During the year ended December 31, 2000, 9,862 shares of restricted stock were forfeited. Upon issuance of the restricted shares, the unamortized value of restricted stock was charged to stockholder’s equity and amortized as compensation expense ratably over the restriction periods. Total compensation cost charged against income related to restricted stock awards was $5.5 million, $2.7 million and $4.4 million in 2001, 2000 and 1999, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees “ (“APB 25”). Under APB 25, no compensation expense is recognized for the Company’s employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant.

The following pro forma information regarding net income is required when APB 25 accounting is elected, and was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999: risk-free interest rate of 5.16%, 6.77% and 4.86%, respectively; volatility factors of 44%, 42% and 33%, respectively; dividend yields of 3.97%, .48% and ..48%, respectively; and an average expected life of the options of five years for 2001 and four years for 2000 and 1999. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods.

Had the compensation cost of the Company’s stock-based compensation plans been determined based on the fair value methods of SFAS No. 123, the Company’s net income would have been $14.5 million, $348.2 million and $328.9 million in 2001, 2000 and 1999, respectively.

A summary of option transactions is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	3,446,621	$40.39	2,683,527	$39.17	2,066,501	$35.98

Granted	5,000	$34.00	1,107,400	$41.75	1,166,700	$41.53

Expired or canceled	(384,227)	$41.05	(221,352)	$41.42	(72,731)	$41.54

Exercised	(416,404)	$24.00	(122,954)	$24.18	(476,943)	$30.74

Ford adjustment (a)	576,245

Ford stock options granted	1,581,525	$27.42	—		—

Ford stock options cancelled	(161,633)	$32.70	—		—

Outstanding at December 31	4,647,127	$33.46	3,446,621	$40.39	2,683,527	$39.17

Options exercisable at year-end	1,783,032	$37.77	1,542,747	$37.78	511,733	$33.61

Weighted-average fair value of options granted during year		$8.64		$18.89		$13.29

(a)	Outstanding Hertz stock option grants were converted to Ford stock option grants as a result of the Merger.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding at			Options Exercisable at
	December 31, 2001			December 31, 2001

		Weighted	Weighted		Weighted
		Average	Average	Number of	Average
	Number of	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Exercisable	Price

$30.19 — $42.52	708,399	6.3	$41.42	708,399	$41.42

$35.19	1,027,398	7.1	$35.19	686,490	$35.19

$30.19 — $35.77	1,155,117	8.1	$35.67	388,143	$35.67

$27.42 — $30.19	1,756,213	9.2	$27.79	—	—

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Revenue Earning Equipment
Revenue earning equipment is used in the rental of cars and industrial and construction equipment and the leasing of cars under closed-end leases where the disposition of the cars upon termination of the lease is for the account of Hertz. Revenue is recorded as earned under the terms of the rental or leasing contract. Revenue on open contracts is accrued to the balance sheet date based on the terms in the contracts. Expenses are recorded as incurred. Over the three years ended December 31, 2001, on a weighted-average basis, approximately 63% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 26% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 2001, approximately 58% of the cars acquired by the Company domestically were manufactured by Ford and approximately 24% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year.

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Years ended December 31,

	2001	2000	1999

Depreciation of revenue earning equipment	$1,443,893	$1,364,935	$1,251,891

Adjustment of depreciation upon disposal of the equipment	1,610	(54,546)	(42,301)

Rents paid for vehicles leased	16,807	13,112	18,463

Total	$1,462,310	$1,323,501	$1,228,053

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2001, 2000 and 1999 included (in millions) net gains of $13.0, $14.8 and $23.9, respectively, on the sale of industrial and construction equipment, and a net loss of $14.6, net gains of $39.7 and $18.4, respectively, on the sale of cars used in the car rental and car leasing operations.

Effective January 1, 2000, certain lives being used to compute the provision for depreciation of revenue earning equipment used in the Company’s domestic industrial and construction equipment rental operations were increased to reflect changes in the estimated residual values to be realized when the equipment is sold. As a result of this change, depreciation of revenue earning equipment for the year ended December 31, 2000 decreased $12.9 million. Periodic evaluations of changes in estimated residual values resulted in similar revisions to certain asset lives in January 1997 and July 1994.

The Company and Ford have entered into a Car Supply Agreement, which commenced on September 1, 1997 for a period of ten years. Under the Car Supply Agreement, Ford and the Company have agreed to negotiate in good faith on an annual basis with respect to the supply of cars. Ford has agreed to supply to the Company and the Company has agreed to purchase from Ford, for each car model year during the term of the agreement (i.e., the 1998 model year through the 2007 model year), (a) the lesser of 150,000 cars or 55% of the Company’s fleet requirements for its car rental business conducted in the United States, (b) 35% of the Company’s fleet requirements for its car rental business conducted in Europe; and (c) 55% of the Company’s fleet requirements for its car rental business conducted other than in the United States and Europe. For each model year, at least 50% of the cars supplied by Ford are required to be non-risk cars. The Car Supply Agreement also provides that, for each model year, Ford must strive to offer car fleet programs to the Company on terms and conditions that are competitive with terms and conditions for the supply of cars then being offered by other automobile manufacturers to the Company and other daily car rental companies. In addition, for each model year, Ford must supply cars to the Company on terms and conditions that are no less favorable than those offered by Ford to other daily car rental companies, excluding franchised Ford vehicle dealers who rent cars.

As of December 31, 2001 and 2000, Ford owed the Company and its subsidiaries $143.3 million and $343.6 million, respectively, in connection with various car repurchase and warranty programs. As of December 31, 2001 and 2000, the Company and its subsidiaries owed Ford $55.4 million and $75.6 million, respectively (which amounts are included in “Accounts payable” in the consolidated balance sheet), in connection with cars purchased. These transactions were made and are being paid in the ordinary course of business.

During the years ended December 31, 2001, 2000 and 1999, the Company purchased Ford cars at a cost of approximately (in billions) $4.4, $4.6 and $4.3, respectively and sold cars to Ford or its affiliates under various repurchase programs for approximately $3.3, $3.2 and $3.2, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Taxes on Income
The provision (benefit) for taxes on income consists of the following (in thousands of dollars):

	Years ended December 31,

	2001	2000	1999

Current:

Federal	$12,084	$55,642	$95,726

Foreign	13,372	18,475	31,799

State and local	1,700	12,939	17,267

Total current	27,156	87,056	144,792

Deferred:

Federal	(46,900)	100,100	57,900

Foreign	900	18,500	7,700

State and local	(1,700)	16,800	14,000

Total deferred	(47,700)	135,400	79,600

Total provision (benefit)	$(20,544)	$222,456	$224,392

The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

	Years ended December 31,

	2001	2000	1999

Difference between tax and book depreciation	$(10,284)	$111,190	$95,206

Accrued and prepaid expense deducted for tax purposes when paid or incurred	(12,267)	30,392	(18,236)

Tax operating loss utilized (carryforwards)	7,029	(1,616)	1,753

Foreign tax credit carryforwards	(30,026)	(4,566)	—

Federal alternative minimum tax credit (carryforwards) utilized	(2,152)	—	877

Total deferred provision (benefit)	$(47,700)	$135,400	$79,600

The principal items in the deferred tax liability at December 31, 2001 and 2000 are as follows (in thousands of dollars):

	2001	2000

Difference between tax and book depreciation	$580,961	$591,245

Accrued and prepaid expense deducted for tax purposes when paid or incurred	(180,121)	(167,854)

Tax operating loss carryforwards	(5,296)	(12,325)

Foreign tax credit carryforwards	(34,592)	(4,566)

Federal alternative minimum tax credit carryforwards	(2,152)	—

Total	$358,800	$406,500

The tax operating loss carryforwards at December 31, 2001 of $5.3 million relate to certain foreign operations and have the following expiration dates (in millions): $2.3 in 2005, $1.1 in 2006, $.2 in 2007, $.8 in 2008 and $.9 with no expiration date. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized. The foreign tax credit carryforwards at December 31, 2001 of $34.6 million expire as follows (in millions): $4.6 in 2004, $4.7 in 2005 and $25.3 in 2006. The alternative minimum tax credit carryforward at December 31, 2001 of $2.2 million has no expiration date.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

	Years ended December 31,

	2001	2000	1999

Computed tax at statutory rate	$953	$203,302	$196,138

State and local income taxes, net of Federal income tax benefit	—	19,330	20,324

Foreign tax credits	(30,175)	(3,800)	—

Tax effect on the amortization of goodwill	7,482	6,881	7,176

Increase in valuation allowance	6,934	—	—

Income taxes on foreign earnings at effective rates different from the U.S. statutory rate, including the anticipated realization of certain foreign tax benefits and the effect of subsidiaries’ gains and losses and exchange adjustments with no tax effect	(3,272)	(2,148)	3,790

All other items, net	(2,466)	(1,109)	(3,036)

Total provision (benefit)	$(20,544)	$222,456	$224,392

Note 9 — Lease and Concession Agreements
Hertz has various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in thousands of dollars):

	Years ended December 31,

	2001	2000	1999

Rents	$86,102	$76,495	$57,362

Concession fees:

Minimum fixed obligations	221,367	202,685	170,724

Additional amounts, based on revenues	116,546	131,630	147,723

Total	$424,015	$410,810	$375,809

As of December 31, 2001, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

	Rents	Concessions

Years ended December 31,

2002	$60,898	$158,189

2003	52,841	118,409

2004	45,427	79,409

2005	34,684	55,001

2006	26,231	38,888

Years after 2006	91,367	262,373

In addition to the above, Hertz has various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

	Years ended December 31,

	2001	2000	1999

Revenue earning equipment	$16,807	$13,112	$18,463

Office and computer equipment	18,583	18,006	19,108

Total	$35,390	$31,118	$37,571

As of December 31, 2001, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): 2002, $20,283; 2003, $9,352; 2004, $2,582; 2005, $546; 2006, $93.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Segment Information
The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has identified two significant segments: rental and leasing of cars (“car rental”); and rental of industrial, construction and materials handling equipment (“industrial and construction equipment rental”). The contribution of these segments, as well as “corporate and other,” for each of the three years ended December 31, 2001 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of intangibles, certain interest expense, as well as other business activities, such as claim management and telecommunication services (in millions of dollars).

	Years ended December 31,

	2001	2000	1999

Revenues

Car rental	$3,883	$4,062	$3,822

Industrial and construction equipment rental	1,004	970	843

Corporate and other	29	42	51

Total	$4,916	$5,074	$4,716

Income (loss) before income taxes

Car rental	$45	$554	$513

Industrial and construction equipment rental	(9)	47	84

Corporate and other	(33)	(20)	(37)

Total	$3	$581	$560

Depreciation of revenue earning equipment

Car rental	$1,191	$1,087	$1,017

Industrial and construction equipment rental	271	237	211

Corporate and other	—	—	—

Total	$1,462	$1,324	$1,228

Depreciation of property and equipment

Car rental	$124	$99	$85

Industrial and construction equipment rental	39	35	25

Corporate and other	4	4	2

Total	$167	$138	$112

Amortization of intangibles

Car rental	$3	$3	$2

Industrial and construction equipment rental	5	11	9

Corporate and other	23	16	17

Total	$31	$30	$28

Operating income (loss) (pre-tax income before interest)

Car rental	$334	$841	$752

Industrial and construction equipment rental	95	164	176

Corporate and other	(22)	(9)	(26)

Total	$407	$996	$902

Total assets at end of year

Car rental	$7,146	$7,425	$7,331

Industrial and construction equipment rental	2,480	2,651	2,268

Corporate and other	532	544	538

Total	$10,158	$10,620	$10,137

Revenue earning equipment, net, at end of year

Car rental	$5,221	$5,187	$4,762

Industrial and construction equipment rental	1,631	1,736	1,502

Corporate and other	—	—	—

Total	$6,852	$6,923	$6,264

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,

	2001	2000	1999

Revenue earning equipment and property and equipment

Car rental

Expenditures	$9,141	$8,643	$8,237

Proceeds from sale	(7,700)	(6,807)	(6,618)

Net expenditures	$1,441	$1,836	$1,619

Industrial and construction equipment rental

Expenditures	$404	$675	$575

Proceeds from sale	(175)	(191)	(185)

Net expenditures	$229	$484	$390

Corporate and other

Expenditures	$6	$5	$16

Proceeds from sale	—	—	—

Net expenditures	$6	$5	$16

The Company operates in the United States and in foreign countries. The operations within major geographic areas are summarized as follows (in millions of dollars):

	Years ended December 31,

	2001	2000	1999

Revenues

United States	$3,765	$3,922	$3,639

Foreign operations (substantially Europe)	1,151	1,152	1,077

Total	$4,916	$5,074	$4,716

Income (loss) before income taxes

United States	$(47)	$462	$459

Foreign operations (substantially Europe)	50	119	101

Total	$3	$581	$560

Depreciation of revenue earning equipment

United States	$1,246	$1,117	$1,031

Foreign operations (substantially Europe)	216	207	197

Total	$1,462	$1,324	$1,228

Depreciation of property and equipment

United States	$138	$114	$89

Foreign operations (substantially Europe)	29	24	23

Total	$167	$138	$112

Amortization of intangibles

United States	$26	$25	$24

Foreign operations (substantially Europe)	5	5	4

Total	$31	$30	$28

Operating income (pre-tax income before interest)

United States	$306	$821	$763

Foreign operations (substantially Europe)	101	175	139

Total	$407	$996	$902

Total assets at end of year

United States	$7,878	$8,257	$8,044

Foreign operations (substantially Europe)	2,280	2,363	2,093

Total	$10,158	$10,620	$10,137

Revenue earning equipment, net, at end of year

United States	$5,586	$5,648	$5,088

Foreign operations (substantially Europe)	1,266	1,275	1,176

Total	$6,852	$6,923	$6,264

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,

	2001	2000	1999

Revenue earning equipment and property and equipment

United States

Expenditures	$7,291	$7,093	$6,596

Proceeds from sale	(5,916)	(5,261)	(5,005)

Net expenditures	$1,375	$1,832	$1,591

Foreign operations (substantially Europe)

Expenditures	$2,260	$2,230	$2,232

Proceeds from sale	(1,959)	(1,737)	(1,798)

Net expenditures	$301	$493	$434

Note 11 — Litigation
The Company is currently a defendant in two purported class actions that have been brought in two states, in which the plaintiffs seek unspecified damages and injunctive relief arising out of the Company’s allegedly improper sale of one or more optional insurance products (Liability Insurance Supplement and Personal Accident Insurance/Personal Effects Coverage) in connection with vehicle rentals. A common feature of the actions is a claim that applicable insurance laws were violated in the sale of optional insurance products because the Company’s counter sales representatives were not licensed insurance salespersons. Details of those actions appear below. Other similar actions in Texas, Alabama, Wisconsin and California have been concluded and/or dismissed with no finding of liability to the Company.

On October 3, 1997, Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. Enterprise Rent A Car, The Hertz Corporation, et al. was commenced in Circuit Court of Coosa County, Alabama. The Company and the other defendant car rental companies removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendants and, as part of that rental, purchased optional insurance products. The Company and the other defendant car rental companies filed a series of motions which sought dismissal of the various causes of action based upon the judge’s initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January 2000 and the plaintiffs subsequently filed a Notice of Appeal to the U.S. Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. On January 18, 2002, the U.S. Court of Appeals concluded that District Court should have dismissed the case for lack of subject matter jurisdiction because the amount in controversy does not exceed $75,000 as statutorily required. For that reason, the U.S. Court of Appeals vacated the District Court’s judgment and directed that the District Court remand the case to the state court.

On June 2, 1999, Fred Saffer and Jennifer Nicoletta, on behalf of themselves and all others similarly situated v. The Hertz Corporation, Enterprise Rent-A-Car, et al. was commenced in Superior Court of New Jersey, Law Division, Essex County. The initial complaint claimed that the collection by the Company of New Jersey general sales tax on certain fueling charges imposed on renters was not required by law and was an unfair trade practice. The complaint was later amended to include a claim that the Company sold optional insurance products without appropriate licensure, similar to the claims advanced in the other actions described above. The Company moved to dismiss the insurance-related components of the complaint for failure to state a claim on which relief could be granted, and that motion was granted. The undismissed portion of the action was stayed pending the resolution of a sales tax refund claim that the Company brought administratively. The plaintiff appealed the foregoing rulings to the Appellate Division of the Superior Court. The Appellate Division denied the plaintiff’s appeal in June 2000. In the tax refund proceeding, the New Jersey Division of Taxation rendered a Final Determination in a letter dated February 14, 2001, concluding that the Company’s collection of general sales tax on fueling charges was not erroneous, illegal or unconstitutional. By an Order, dated April 18, 2001, the Superior Court granted the Company’s Summary Judgment Motion and dismissed all of the plaintiff’s claims. Plaintiff subsequently filed an appeal with the Appellate Division of the Superior Court. The appeal is pending.

The Company is also a defendant in a private attorney general action which challenges the Company’s practices in offering the optional fuel and service charge. On January 20, 1998, Peter Schnall, on behalf of himself and all others similarly situated v. The Hertz Corporation was commenced in the Superior Court of California, County of San Francisco. The complaint alleged violations of the California Business and Professions Code by claiming that the optional fuel and service charge constitutes an “unlawful business practice” and that the prices charged constitute unfair liquidated damages under the rental agreement. The Company responded by challenging the sufficiency of the initial complaint and a subsequent amended complaint. The trial court then entered judgment in the Company’s favor in June of 1998. Plaintiff appealed the trial court’s decision to the Court of Appeal of California, First Appellate District in San Francisco. In an opinion issued in March 2000, the Court of Appeal sustained in part and reversed in part the trial court’s decision and ordered the matter remanded with respect to plaintiff’s challenge of the manner in which the Company discloses and

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

explains the fuel and service charge. Following further amendments to the complaint and discovery taken by the Company and the plaintiff, the parties agreed to mediate the dispute, and after extensive negotiations, reached a settlement. The settlement – under which the Company admits no liability and agrees to certain injunctive relief, to discount coupon relief for qualifying class members and to the payment of attorneys fees – was preliminarily approved by the Court on March 20, 2002.

On February 8, 2000, a patent infringement suit naming the Company and 38 other companies, including Ford, as defendants was filed in the U.S. District Court for the Eastern District of Texas by an individual, Allan Konrad, the plaintiff, who holds three patents allegedly covering intranet/internet use. The plaintiff also owns a fourth patent application allegedly covering e-commerce. The Company procures all products and services related to this infringement allegation from suppliers and believes that it is entitled to be indemnified by these suppliers for any loss that may result from this litigation. The technology covered in the plaintiff's patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents. Following a Markman hearing before a Special Master to hear evidence, argument and expert testimony offered by the parties, the Special Master filed a report, which the District Court adopted in its entirety. Thereafter, the parties agreed to a stipulated judgment of non-infringement. The plaintiff has appealed from the stipulated judgment to the U. S. Court of Appeals for the Federal Circuit.

On March 1, 2002, Bowdoin Square, L.L.C. v. Winn-Dixie Montgomery, Inc., Wal-Mart Stores East, Inc., The Hertz Corporation, et al. was commenced in the Circuit Court for Madison County, Alabama. The complaint alleges that the Company, Wal-Mart Stores East, Inc. and other defendants violated certain private land use restrictions and intentionally interfered with plaintiff’s contractual relationship with its tenant, Winn-Dixie Montgomery, Inc., when the Company and Wal-Mart Stores East, Inc. entered into a sublease for a reservation call center in a former Wal-Mart store located in a shopping center in Saraland (Mobile County), Alabama. The complaint also alleges that the Company and other defendants negligently and wantonly injured the value of plaintiff’s interest in the shopping center. The Company has not yet filed a response to the complaint.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Quarterly Financial Information (Unaudited)
A summary of the quarterly operating results during 2001 and 2000 were as follows (in thousands):

		Operating Income (Loss)	Income (Loss)	Net
		(Pre-tax Income	Before Income	Income
	Revenues	Before Interest)(1)(2)	Taxes(1)(2)	(Loss)(3)

2001

First quarter	$1,180,871	$96,032	$(5,805)	$(3,937)

Second quarter	1,285,496	188,674	85,806	59,204

Third quarter	1,369,226	161,357	54,186	25,519

Fourth quarter	1,080,198	(38,663)	(131,464)	(57,519)

Total Year	$4,915,791	$407,400	$2,723	$23,267

2000

First quarter	$1,135,205	$182,561	$93,286	$56,300

Second quarter	1,289,327	268,034	169,020	103,731

Third quarter	1,437,756	354,638	235,592	142,763

Fourth quarter	1,211,230	190,498	82,966	55,614

Total Year	$5,073,518	$995,731	$580,864	$358,408

(1)	Includes a gain of $9.0 million in the second quarter of 2000 from the condemnation of a car rental and support facility in California.

(2)	Includes $9.7 million in the first quarter of 2001 for expenses associated with the Merger.

(3)	Includes credits to in the “Provision (benefit) for taxes on income” of $30.2 million and $3.8 million in the fourth quarter of 2001 and 2000, respectively, from the benefit of certain additional foreign tax credits.

Note 13 — Financial Instruments
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2001, the Company had no significant concentration of credit risk.

Cash and Equivalents
Fair value approximates cost indicated on the balance sheet at December 31, 2001, because of the short-term maturity of these instruments.

Debt
For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of all debt at December 31, 2001 approximated $6.27 billion compared to carrying value of $6.31 billion.

Derivative Financial Instruments
From time to time, the Company and its subsidiaries enter into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements (“swaps”). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. At December 31, 2001, the Company had no interest rate swaps outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates, principally for selected marketing programs. These arrangements consist of the purchase of foreign exchange options. At December 31, 2001, the total notional amount of these instruments was $30.6 million, maturing at various dates in 2002, 2003 and 2004, and the fair value of all outstanding contracts, was approximately $1.1 million. The fair value of the foreign currency instruments was estimated using market prices provided by financial institutions. The total notional amount included options to sell British Pounds, Euro’s, Yen and Canadian dollars in the notional amounts of $17.3 million, $10.1 million, $1.8 million and $1.4 million, respectively. All borrowings by foreign operations are either in the foreign operation’s local currency or, if in non-local currency, are hedged to minimize foreign exchange exposure.

SCHEDULE II

THE HERTZ CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2001, 2000 and 1999

		Additions	Deductions
	Balance at
	Beginning of	Charged to	Translation			Balance at
	Year	Income	Adjustments	Other		End of Year

	Dollars in thousands
2001

Allowance for doubtful accounts	$34,788	$44,316	$985	$39,233	(a)	$38,886

Public liability and property damage	$272,779	$136,772	$2,710	$90,996	(b)	$315,845

2000

Allowance for doubtful accounts	$24,299	$31,893	$935	$20,469	(a)	$34,788

Public liability and property damage	$292,573	$108,681	$3,203	$125,272	(b)	$272,779

1999

Allowance for doubtful accounts	$16,040	$19,824	$1,297	$10,268	(a)	$24,299

Public liability and property damage	$307,219	$123,950	$(412)	$139,008	(b)	$292,573

(a)	Amounts written off, net of recoveries.

(b)	Payments of claims and expenses.

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

ITEM 13.  Certain Relationships and Related Transactions.

         Omitted.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Page

(a) 1. Financial Statements:

The Hertz Corporation and Subsidiaries —

Report of Independent Accountants	19

Consolidated Balance Sheet at December 31, 2001 and 2000	20

Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999	21

Consolidated Statement of Stockholder’s Equity for the years ended December 31, 2001, 2000 and 1999	22

Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999	23-24

Notes to Consolidated Financial Statements	25-43

2. Financial Statement Schedules:

The Hertz Corporation and Subsidiaries —

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999	44

3. Exhibits:

(3) Articles of Incorporation and By-Laws

(a) Restated Certificate of Incorporation of the Company (filed as Exhibit (3)(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

(b) By-Laws of the Company, effective January 1, 2000 (filed as Exhibit (3) (b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

(4) Instruments defining the rights of security holders, including indentures

(a) At December 31, 2001, the Company had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

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

(e) The Hertz Corporation Supplemental Retirement and Savings Plan, as amended.*

(f) The Hertz Corporation Executive Incentive Compensation Plan.*

(g) The Hertz Corporation Long-Term Incentive Plan.*

(h) Form of The Hertz Corporation Special Supplemental Executive Pension Benefit for Frank A. Olson and William Sider.*

(i) Employment Agreement between the Company and Craig R. Koch.*

(j) The Hertz Corporation Supplemental Executive Retirement Plan (filed as Exhibit (10)(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

(k) The Hertz Corporation Long-Term Equity Compensation Plan (incorporated herein by reference from the Company’s Registration Statement No. 333-32543 on Form S-8, as amended on August 28, 1997).

(l) Amendments to The Hertz Corporation Long-Term Equity Compensation Plan adopted by the Board of Directors on February 9, 2001 (filed as Exhibit (10)(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

(12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 2001.

(23) Consent of Independent Accountants.

*	Incorporated herein by reference from the Company’s Registration Statement No. 333-22517 on Form S-1.

(b)	Reports on Form 8-K.

                  None

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

March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ CRAIG R. KOCH Craig R. Koch	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ FRANK A. OLSON Frank A. Olson	Director and Chairman of the Board

/s/ JOHN M. RINTAMAKI John M. Rintamaki	Director

/s/ PAUL J. SIRACUSA Paul J. Siracusa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD J. FOTI Richard J. Foti	Staff Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

(12)	Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 2001.

(23)	Consent of Independent Accountants.