Form 10-Q
period 2002-03-31
HERTZ CORP
filed 2002-05-14
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2002: Common Stock, $0.01 par value - 100 shares.


                               Page 1 of 13 pages

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                                                     Page
                                                                                     ----
PART I.        FINANCIAL INFORMATION


    ITEM 1.      Condensed Consolidated Financial Statements

                 Consolidated Balance Sheet as of March 31, 2002
                   and December 31, 2001........................................        3

                 Consolidated Statement of Operations for the
                   three months ended March 31, 2002 and 2001...................        4

                 Consolidated Statement of Cash Flows for the
                   three months ended March 31, 2002 and 2001...................        5

                 Notes to Condensed Consolidated Financial Statements...........    6 - 8


    ITEM 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........................   9 - 11


PART II.       OTHER INFORMATION

    ITEM 6.      Exhibits and Reports on Form 8-K...............................       12

SIGNATURES......................................................................       12

EXHIBIT INDEX...................................................................       13

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                     ASSETS

                                                                          March 31,          Dec. 31,
                                                                            2002               2001
                                                                        ------------       ------------
Cash and equivalents                                                    $    262,668       $    213,997
Receivables, less allowance for
   doubtful accounts of $35,453 and $38,886                                  844,507            919,041
Due from affiliates                                                          129,905            143,302
Inventories, at lower of cost or market                                       64,816             65,881
Prepaid expenses and other assets                                            108,408            103,727
Revenue earning equipment, at cost:
   Cars                                                                    6,392,038          5,821,722
     Less accumulated depreciation                                          (626,379)          (601,318)
   Other equipment                                                         2,316,231          2,396,295
     Less accumulated depreciation                                          (791,562)          (764,975)
                                                                        ------------       ------------
        Total revenue earning equipment                                    7,290,328          6,851,724
                                                                        ------------       ------------
Property and equipment, at cost:
   Land, buildings and leasehold improvements                              1,055,306          1,013,376
   Service equipment                                                         924,219            917,118
                                                                        ------------       ------------
                                                                           1,979,525          1,930,494
     Less accumulated depreciation                                          (906,934)          (874,593)
                                                                        ------------       ------------
        Total property and equipment                                       1,072,591          1,055,901
                                                                        ------------       ------------


Goodwill and other intangible assets, net of amortization (Note 3)           804,095            804,840
                                                                        ------------       ------------

     Total assets                                                       $ 10,577,318       $ 10,158,413
                                                                        ============       ============


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                                        $    723,012       $    457,991
Accrued liabilities                                                          688,884            655,288
Accrued taxes                                                                 69,692             72,077
Debt (Note 6)                                                              6,483,276          6,314,032
Public liability and property damage                                         322,780            315,845
Deferred taxes on income                                                     358,800            358,800
Stockholder's equity (Note 2):
   Common Stock, $0.01 par value,
     3,000 shares authorized, 100 shares issued                                   --                 --
   Additional capital paid-in                                                983,132            983,132
   Retained earnings                                                       1,056,950          1,105,083
   Accumulated other comprehensive loss (Note 8)                            (109,208)          (103,835)
                                                                        ------------       ------------
       Total stockholder's equity                                          1,930,874          1,984,380
                                                                        ------------       ------------

       Total liabilities and stockholder's equity                       $ 10,577,318       $ 10,158,413
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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED


                                                                      Three Months
                                                                     Ended March 31,
                                                              -----------------------------
                                                                 2002              2001
                                                              -----------       -----------
Revenues:

   Car rental                                                 $   877,524       $   928,282

   Industrial and construction equipment rental                   196,171           228,729

   Other                                                           15,127            23,860
                                                              -----------       -----------

        Total revenues                                          1,088,822         1,180,871
                                                              -----------       -----------

Expenses:

   Direct operating                                               590,355           622,459

   Depreciation of revenue earning equipment (Note 5)             352,928           333,128

   Selling, general and administrative                            119,672           129,252

   Interest, net of interest income of $1,479 and $2,782           85,107           101,837
                                                              -----------       -----------

        Total expenses                                          1,148,062         1,186,676
                                                              -----------       -----------


Loss before income taxes                                          (59,240)           (5,805)

Benefit for income taxes (Note 4)                                 (11,107)           (1,868)
                                                              -----------       -----------

Net loss                                                      $   (48,133)      $    (3,937)
                                                              ===========       ===========



         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                             Three Months
                                                                            Ended March 31,
                                                                       -------------------------
                                                                         2002            2001
                                                                       ---------       ---------
Cash flows from operating activities:

    Net loss                                                           $ (48,133)      $  (3,937)
    Adjustments to reconcile net loss
        to net cash used in operating activities                         (25,795)       (318,185)
                                                                       ---------       ---------

           Net cash used in operating activities                         (73,928)       (322,122)
                                                                       ---------       ---------

Cash flows from investing activities:

    Property and equipment expenditures                                  (66,268)        (62,883)
    Proceeds from sales of property and equipment                          8,575           4,598
    Available-for-sale securities:
        Purchases                                                         (1,576)         (1,861)
        Sales                                                              1,522           1,700
    Changes in investment in joint venture                                   480              --
    Purchases of various operations, net of cash
        (see supplemental disclosure below)                                   --          (2,618)
                                                                       ---------       ---------

           Net cash used in investing activities                         (57,267)        (61,064)
                                                                       ---------       ---------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                               1,882         486,733
    Repayment of long-term debt                                           (5,736)       (155,227)
    Short-term borrowings:
        Proceeds                                                         100,695         301,185
        Repayments                                                       (65,197)       (140,989)
        Ninety day term or less, net                                     149,867        (179,682)
    Cash dividends paid on common stock                                       --          (5,385)
    Proceeds from sale of treasury stock                                      --           9,995
                                                                       ---------       ---------

           Net cash provided by financing activities                     181,511         316,630
                                                                       ---------       ---------

Effect of foreign exchange rate changes on cash                           (1,645)         (1,089)
                                                                       ---------       ---------

Net increase (decrease) in cash and equivalents during the period         48,671         (67,645)

Cash and equivalents at beginning of year                                213,997         206,477
                                                                       ---------       ---------

Cash and equivalents at end of period                                  $ 262,668       $ 138,832
                                                                       =========       =========


Supplemental disclosures of cash flow information:

    Cash paid during the period for:
        Interest (net of amounts capitalized)                          $ 101,538       $ 107,885
        Income taxes                                                       4,660           7,897


In connection with acquisitions made in the first quarter of 2001, liabilities assumed were $12.5 million.


         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

         The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2001, filed by the registrant (the "Company") with the Securities and Exchange Commission on March 27, 2002, has been followed in preparing the accompanying consolidated financial statements.

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

NOTE 2 - ACQUISITION OF SHARES OWNED BY PUBLIC STOCKHOLDERS

         On March 9, 2001, Ford FSG, Inc., ("FSG"), an indirect wholly owned subsidiary of Ford Motor Company ("Ford") that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company's outstanding Class A Common Stock that FSG did not already own for $35.50 per share, or approximately $735 million. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger (the "Merger"). The Company recognized $9.7 million of expenses associated with the Merger in the first quarter of 2001. FSG's cost of acquiring the Company's minority interest is not reflected in the accompanying condensed consolidated financial statements. After the Merger, all outstanding shares of Class A Common Stock of the Company were owned by FSG, and all shares of Class A Common Stock of the Company previously held by the Company as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG, were cancelled. The Merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of the Company.

         As a result of the Merger, the Company became an indirect wholly owned subsidiary of Ford and the Company's Class A Common Stock was no longer traded on the New York Stock Exchange. However, because certain of the Company's debt securities were sold through public offerings, the Company continues to file periodic reports under the Securities Exchange Act of 1934.

NOTE 3 - RECENT PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations initiated after June 30, 2001 to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but instead, will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 and No. 142 beginning January 1, 2002. Unamortized goodwill included in "Goodwill and other intangible assets, net of amortization" in the condensed consolidated balance sheet was, $801.4 million and $801.7 million as of March 31, 2002 and December 31, 2001, respectively. Application of the non-amortization provision of SFAS No. 142 resulted in a decrease of $7.2 million in amortization and a $6.9 million decrease in Net loss in the first quarter of 2002. The Company is currently performing the transitional impairment tests of its goodwill as of January 1, 2002; however, the effect these tests will have on the Company's consolidated financial position and results of operations has not yet been determined.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company's financial position results of operations or cash flows.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 4 - INCOME TAXES

         The benefit for income taxes is based upon the expected effective tax rate applicable to the full year. The effective tax rate in 2002 is lower than the U.S. statutory rate of 35% primarily due to restrictions on the carrryforward of anticipated state tax losses and the mix of pretax operating results between countries with different tax rates.

NOTE 5 - DEPRECIATION OF REVENUE EARNING EQUIPMENT

         Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                  Three Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                 2002            2001
                                                               ---------       ---------
Depreciation of revenue earning equipment                      $ 351,807       $ 337,687
Adjustment of depreciation upon disposal of the equipment         (3,202)         (8,027)
Rents paid for vehicles leased                                     4,323           3,468
                                                               ---------       ---------

          Total                                                $ 352,928       $ 333,128
                                                               =========       =========

         The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2002 and 2001 included net gains of $1.8 million and $2.9 million, respectively, on the sale of equipment in the Company's industrial and construction equipment rental operations; and net gains of $1.4 million and $5.1 million, respectively, in the car rental and car leasing operations.

         During the three months ended March 31, 2002, the Company purchased Ford vehicles at a cost of approximately $1.3 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $.8 billion.

NOTE 6 - DEBT

         Debt at March 31, 2002 and December 31, 2001 consisted of the following (in thousands of dollars):

                                                                                  March 31,       Dec. 31,
                                                                                    2002            2001
                                                                                 ----------      ----------
Notes payable, including commercial paper,
    average interest rate: 2002, 2.4%; 2001, 2.9%                                $  681,467      $  452,497
Promissory notes, average interest rate 6.2%
    (effective average interest rate 6.3%);
    net of unamortized discount: 2002, $9,408;
    2001, $9,868; due 2002 to 2028                                                4,590,590       4,590,130
Junior subordinated promissory notes,
    average interest rate 7.0%; net of unamortized
    discount:  2002, $40; 2001, $47; due 2003                                       249,960         249,953
Subsidiaries' short-term debt, in dollars and foreign
    currencies, including commercial paper in millions (2002, $581.7; 2001,
    $571.6); and other borrowings; average interest rate:
    2002, 3.5%; 2001, 3.7%                                                          961,259       1,021,452
                                                                                 ----------      ----------

           Total                                                                 $6,483,276      $6,314,032
                                                                                 ==========      ==========

         The aggregate amounts of maturities of debt for the twelve-month periods following March 31, 2002 are as follows (in millions): 2003, $2,328.2 (including $1,626.2 of commercial paper and short-term borrowings); 2004, $552.1; 2005, $900.4; 2006, $609.4; 2007, $250.0, after 2007, $1,843.2.

         At March 31, 2002, approximately $1,192 million of the Company's consolidated stockholder's equity was free of dividend limitations pursuant to its existing debt agreements.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 7 - SEGMENT INFORMATION

         The Company's business principally consists of two significant segments: rental and leasing of cars ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income (loss) before income taxes for the three months ended March 31, 2002 and 2001 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain goodwill prior to 2002 and certain interest, as well as other business activities such as claim management services, and telecommunication services prior to 2002 (in millions of dollars).

                                                              Three Months Ended March 31,
                                                  ---------------------------------------------------
                                                                                   Income (Loss)
                                                         Revenues               Before Income Taxes
                                                  ----------------------      -----------------------
                                                    2002          2001          2002         2001 (a)
                                                  --------      --------      --------       --------
Car rental                                        $  890.2      $  941.1      $  (23.8)      $   21.8
Industrial and construction equipment rental         196.2         228.8         (34.0)         (11.1)
Corporate and other                                    2.4          11.0          (1.4)         (16.5) (b)
                                                  --------      --------      --------       --------

    Consolidated total                            $1,088.8      $1,180.9      $  (59.2)      $   (5.8)
                                                  ========      ========      ========       ========

(a) Includes $7.2 million of amortization of goodwill prior to the adoption of SFAS 142 as described in Note 3 to the condensed consolidated financial statements.

(b) Includes $9.7 million of expenses associated with the Merger, as described in Note 2 to the condensed consolidated financial statements.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

       Accumulated other comprehensive income (loss) includes an accumulated translation loss (in thousands of dollars) of $108,251 and $102,976 at March 31, 2002 and December 31, 2001, respectively. Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was as follows (in thousands of dollars):

                                                                    Three Months Ended
                                                                         March 31,
                                                                  -----------------------
                                                                    2002           2001
                                                                  --------       --------
Net loss                                                          $(48,133)      $ (3,937)
                                                                  --------       --------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                       (5,275)       (25,988)
     Unrealized gain (loss) on available-for-sale securities           (98)            11
                                                                  --------       --------
     Total other comprehensive loss                                 (5,373)       (25,977)
                                                                  --------       --------

Comprehensive loss                                                $(53,506)      $(29,914)
                                                                  ========       ========

NOTE 9 - SUBSEQUENT EVENT

         On April 15, 2002, the Company and Ford announced that they are evaluating the possible sale or partial disposition of the Company's industrial and construction equipment rental business which operates in the United States, Canada, France and Spain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

SUMMARY

         The following table sets forth for the three months ended March 31, 2002 and 2001 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                     Percentage of Revenues
                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                       2002          2001
                                                      ------        ------
Revenues:
    Car rental                                          80.6%         78.6%
    Industrial and construction equipment rental        18.0          19.4
    Other                                                1.4           2.0
                                                      ------        ------
                                                       100.0         100.0
                                                      ------        ------
Expenses:
    Direct operating                                    54.2          52.8
    Depreciation of revenue earning equipment           32.4          28.2
    Selling, general and administrative                 11.0          10.9
    Interest, net of interest income                     7.8           8.6
                                                      ------        ------
                                                       105.4         100.5
                                                      ------        ------

Loss before income taxes                                (5.4)         (0.5)
Benefit for income taxes                                (1.0)         (0.2)
                                                      ------        ------
Net loss                                                (4.4)%        (0.3)%
                                                      ======        ======

REVENUES

         Total revenues in the first quarter of 2002 of $1,088.8 million decreased by 7.8% from $1,180.9 million in the first quarter of 2001. Revenues from car rental operations of $877.5 million in the first quarter of 2002 decreased by $50.8 million, or 5.5% from $928.3 million in the first quarter of 2002. The decrease was primarily the result of a 9.9% decrease in transactions and a decrease of approximately $8.8 million from the effects of foreign currency translation. These decreases were partly offset by a 3.4% increase in pricing worldwide and longer length rentals in the United States.

         Revenues from industrial and construction equipment rental operations of $196.2 million in the first quarter of 2002 decreased by $32.6 million, or 14.2% from $228.7 million in the first quarter of 2001. The decrease was primarily due to a decrease in rental volume resulting from unfavorable economic conditions in the equipment rental industry.

         Revenues from all other sources of $15.1 million in the first quarter of 2002 decreased by 36.6% from $23.9 million in the first quarter of 2001, primarily due to a decline in telecommunication revenues which resulted from the Company's decision, in the fourth quarter of 2001, to leave the telecommunications resale business.

EXPENSES

         Total expenses of $1,148.1 million in 2002 decreased by 3.3% from $1,186.7 million in 2001, and total expenses as a percentage of revenues increased to 105.4% in 2002 from 100.5% in 2001.

         Direct operating expenses of $590.4 million in 2002 decreased by 5.2% from $622.5 million in 2001. The decrease was primarily the result of lower variable costs, including wages, commissions, concession fees and reservation costs in car rental operations and the elimination of costs associated with the former telecommunications resale business. The decrease also included a reduction of $7.2 million which resulted from the elimination of goodwill amortization upon the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", effective January 1, 2002. See Note 3 to the Notes to the Company's condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Depreciation of revenue earning equipment for the car rental operations of $284.0 million in 2002 increased by 5.7% from $268.8 million in 2001, primarily due to an increase in the cost of cars operated in the United States and lower net proceeds received in excess of book value on the disposal of used vehicles. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $68.9 million in 2002 increased by 7.2% from $64.3 million in 2001 and included lower net proceeds received in excess of book value on the disposal of used equipment.

         Selling, general and administrative expenses of $119.7 million in 2002 decreased by 7.4% from $129.3 million in 2001. The decrease was primarily due to a decrease in administrative and sales promotion expenses and includes $9.7 million of expenses recorded in the first quarter of 2001 related to the merger of the Company with a wholly owned subsidiary of Ford. See Note 2 to the Notes to the Company's condensed consolidated financial statements. These decreases were partly offset by an increase in advertising costs.

         Interest expense of $85.1 million in 2002 decreased 16.4% from $101.8 million in 2001, primarily due to a decrease in the weighted-average interest rate and lower average debt levels in 2002, partly offset by a decrease in interest income.

         The benefit for income taxes of $11.1 million in 2002 was due to the loss before income taxes in the first quarter of 2002. This benefit compares to a benefit of $1.9 million in 2001. The effective tax rate in 2002 is 18.7% as compared to 32.2% in 2001. The decrease in the effective tax rate is due primarily to the effect of restrictions on the ability to carryforward anticipated state tax losses and the mix of pretax operating results between countries with different tax rates.

NET LOSS

         The Company had a net loss of $48.1 million in the first quarter of 2002, compared with net loss of $3.9 million in 2001. The increase in net loss was primarily due to continued lower rental volumes after the terrorist attacks of September 11, 2001, and overall economic conditions which have negatively impacted corporate spending levels, and the net effect of the other contributing factors noted above.

         The Company believes that business travel and equipment rentals will remain at diminished levels, reflecting reduced corporate spending in the United States throughout 2002. While full year 2002 pre-tax income is expected to exceed 2001 levels as the economy gradually improves, the Company's 2002 annual earnings performance is expected to be substantially below recent historical levels.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars, and industrial and construction equipment. Net cash used in operating activities during the first quarter of 2002 decreased approximately $248 million from the first quarter of 2001 primarily due to the decrease in the number of vehicles operated. For the three months ended March 31, 2002, the Company's expenditures for revenue earning equipment were $2.9 billion (partially offset by proceeds from the sale of such equipment of $2.1 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the three months ended March 31, 2002, the Company's capital expenditures for property and non-revenue earning equipment were $66.3 million.

         To finance its domestic operations, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of March 31, 2002 was $4.9 billion with maturities ranging from 2002 to 2028. The Company is currently planning to launch an asset-backed securitization program during the second quarter of 2002.

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


exchange exposure. At March 31, 2002, the total debt for the foreign operations was $961 million, of which $950 million was short-term (original maturity of less than one year) and $11 million was long-term. At March 31, 2002, the total amounts outstanding (in millions of U.S. dollars) under the Canadian, Irish, Netherlands and Australian commercial paper programs were $309, $220, $40 and $13, respectively.

         At March 31, 2002, the Company had committed credit facilities totaling $3.4 billion. Of this amount, $2.6 billion is represented by a combination of multi-year and 364-day global committed credit facilities provided by 29 banks and $200 million of seasonal committed facilities from two banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 2001, the multi-year facilities totaling $1,403 million were renegotiated and currently expire as follows: $63 million on June 30, 2002, $137 million on June 30, 2003, $46 million on June 30, 2004, $69 million on June 30, 2005 and $1,088 million on June 30, 2006. Effective June 21, 2001, the 364-day facilities totaling $1,170 million were renegotiated and currently expire on June 19, 2002. The multi-year facilities that expire in 2006 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a four-year term loan. The $200 million of seasonal facilities currently expire as follows: $100 million on April 30, 2002 and $100 million on June 19, 2002. In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, expiring June 30, 2003. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company's senior debt securities. A commitment fee of .10% per annum is payable on the unused available credit.

         By virtue of its indirect, 100% ownership interest in the Company, Ford has the right to make any changes that it deems appropriate in the Company's assets, corporate structure, capitalization, operations, properties and policies (including dividend policies).

         On April 15, 2002, the Company and Ford announced that they are evaluating the possible sale or partial disposition of the Company's industrial and construction equipment rental business which operates in the United States, Canada, France and Spain.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2002 and 2001.

         (b)  Reports on Form 8-K:

                  None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE HERTZ CORPORATION
                                      (Registrant)


Date:  May 14, 2002                   By:  /s/ Paul J. Siracusa
                                           -------------------------------------
                                           Paul J. Siracusa
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal financial officer and duly
                                           authorized officer)

                                  EXHIBIT INDEX



12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2002 and 2001.