Form 10-Q
period 2002-06-30
HERTZ CORP
filed 2002-08-13
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                     OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7541

                              THE HERTZ CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                   13-1938568
 --------------------------------           ------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 2002: Common Stock, $0.01 par value - 100 shares.


                               Page 1 of 18 pages

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                          Page
                                                                          ----

PART I.    FINANCIAL INFORMATION

  ITEM 1.  Condensed Consolidated Financial Statements

           Consolidated Balance Sheet as of June 30, 2002
             and December 31, 2001.....................................     3

           Consolidated Statement of Operations for the
             three months ended June 30, 2002 and 2001.................     4

           Consolidated Statement of Operations for the
             six months ended June 30, 2002 and 2001...................     5

           Consolidated Statement of Cash Flows for the
             six months ended June 30, 2002 and 2001...................     6

           Notes to Condensed Consolidated Financial Statements........   7 - 11

  ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................  12 - 16

PART II.   OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K............................    17

SIGNATURES.............................................................    17

EXHIBIT INDEX..........................................................    18

                         PART I - FINANCIAL INFORMATION

ITEM l.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                     ASSETS

                                                                         June 30,                   Dec. 31,
                                                                           2002                       2001
                                                                       -----------                -----------
Cash and equivalents                                                   $   647,785                $   213,997
Receivables, less allowance for
     doubtful accounts of $41,518 and $38,886                              896,502                    919,041
Due from affiliates                                                         97,806                    143,302
Inventories, at lower of cost or market                                     74,122                     65,881
Prepaid expenses and other assets                                          137,231                    103,727
Revenue earning equipment, at cost:
     Cars                                                                7,310,358                  5,821,722
      Less accumulated depreciation                                       (607,677)                  (601,318)
     Other equipment                                                     2,320,072                  2,396,295
      Less accumulated depreciation                                       (819,221)                  (764,975)
                                                                       -----------                -----------
         Total revenue earning equipment                                 8,203,532                  6,851,724
                                                                       -----------                -----------
Property and equipment, at cost:
     Land, buildings and leasehold improvements                          1,104,287                  1,013,376
     Service equipment                                                     958,116                    917,118
                                                                       -----------                -----------
                                                                         2,062,403                  1,930,494
      Less accumulated depreciation                                       (956,362)                  (874,593)
                                                                       -----------                -----------
         Total property and equipment                                    1,106,041                  1,055,901
                                                                       -----------                -----------

Goodwill and other intangible assets, net of amortization (Note 3)         518,216                    804,840
                                                                       -----------                -----------
      Total assets                                                     $11,681,235                $10,158,413
                                                                       ===========                ===========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                                       $   827,364                $   457,991
Accrued liabilities                                                        748,150                    655,288
Accrued taxes                                                               78,872                     72,077
Debt (Note 7)                                                            7,549,326                  6,314,032
Public liability and property damage                                       334,575                    315,845
Deferred taxes on income                                                   371,300                    358,800
Stockholder's equity (Note 2):
     Common Stock, $0.01 par value,
      3,000 shares authorized, 100 shares issued                                 -                          -
     Additional capital paid-in                                            983,132                    983,132
     Retained earnings                                                     828,507                  1,105,083
     Accumulated other comprehensive loss (Note 9)                         (39,991)                  (103,835)
                                                                       -----------                -----------
        Total stockholder's equity                                       1,771,648                  1,984,380
                                                                       -----------                -----------
        Total liabilities and stockholder's equity                     $11,681,235                $10,158,413
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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                           Three Months
                                                                          Ended June 30,
                                                              ------------------------------------
                                                                 2002                      2001
                                                              ----------                ----------
Revenues:

     Car rental                                               $1,021,767                $1,003,059

     Industrial and construction equipment rental                223,338                   256,515

     Other                                                        17,387                    25,922
                                                              ----------                ----------

         Total revenues                                        1,262,492                 1,285,496
                                                              ----------                ----------

Expenses:

     Direct operating                                            602,887                   619,156

     Depreciation of revenue earning equipment (Note 6)          364,460                   359,734

     Selling, general and administrative                         121,896                   117,932

     Interest, net of interest income of $2,317 and $2,312        89,215                   102,868
                                                              ----------                ----------

         Total expenses                                        1,178,458                 1,199,690
                                                              ----------                ----------

Income before income taxes                                        84,034                    85,806

Provision for taxes on income (Note 5)                            18,477                    26,602
                                                              ----------                ----------

Net income                                                    $   65,557                $   59,204
                                                              ==========                ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                     ------------------------------------
                                                                        2002                      2001
                                                                     ----------                ----------
Revenues:

     Car rental                                                      $1,899,291                $1,931,341

     Industrial and construction equipment rental                       419,509                   485,244

     Other                                                               32,514                    49,782
                                                                     ----------                ----------

         Total revenues                                               2,351,314                 2,466,367
                                                                     ----------                ----------

Expenses:

     Direct operating                                                 1,193,242                 1,241,615

     Depreciation of revenue earning equipment (Note 6)                 717,388                   692,862

     Selling, general and administrative                                241,568                   247,184

     Interest, net of interest income of $3,796 and $5,094              174,322                   204,705
                                                                     ----------                ----------

         Total expenses                                               2,326,520                 2,386,366
                                                                     ----------                ----------

Income before income taxes                                               24,794                    80,001

Provision for taxes on income (Note 5)                                    7,370                    24,734
                                                                     ----------                ----------

Income before cumulative effect of change in accounting principle        17,424                    55,267

Cumulative effect of change in accounting principle (Note 3)           (294,000)                        -
                                                                     ----------                ----------

Net income (loss)                                                    $ (276,576)               $   55,267
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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                              Six Months
                                                                            Ended June 30,
                                                                    ----------------------------
                                                                        2002              2001
                                                                    ----------       -----------
Cash flows from operating activities:

       Net income (loss)                                            $ (276,576)      $    55,267
       Cumulative effect of change in accounting principle             294,000                 -
       Adjustments to reconcile net loss
            to net cash used in operating activities                  (574,590)         (918,762)
                                                                    ----------       -----------

                 Net cash used in operating activities                (557,166)         (863,495)
                                                                    ----------       -----------

Cash flows from investing activities:

       Property and equipment expenditures                            (125,050)         (134,857)
       Proceeds from sales of property and equipment                    15,556            12,994
       Available-for-sale securities:
            Purchases                                                   (2,542)           (5,607)
            Sales                                                        2,263             5,062
       Changes in investment in joint venture                            1,280               480
       Purchases of various operations, net of cash
            (see supplemental disclosure below)                              -            (2,661)
                                                                    ----------       -----------

                 Net cash used in investing activities                (108,493)         (124,589)
                                                                    ----------       -----------

Cash flows from financing activities:

       Proceeds from issuance of long-term debt                        798,626           809,088
       Repayment of long-term debt                                    (308,363)         (408,931)
       Short-term borrowings:
            Proceeds                                                   350,329           566,915
            Repayments                                                (131,333)         (369,356)
            Ninety day term or less, net                               374,025           332,877
       Cash dividends paid on common stock                                   -            (5,385)
       Proceeds from sale of treasury stock                                  -             9,995
                                                                    ----------       -----------

                 Net cash provided by financing activities           1,083,284           935,203
                                                                    ----------       -----------

Effect of foreign exchange rate changes on cash                         16,163            (3,694)
                                                                    ----------       -----------

Net increase (decrease) in cash and equivalents during the period      433,788           (56,575)

Cash and equivalents at beginning of year                              213,997           206,477
                                                                    ----------       -----------

Cash and equivalents at end of period                               $  647,785       $   149,902
                                                                    ==========       ===========

Supplemental disclosures of cash flow information:

       Cash paid during the period for:
            Interest (net of amounts capitalized)                   $  181,943       $   211,934
            Income taxes                                                10,461            28,507

In connection with acquisitions made in the first six months of 2001, liabilities assumed were $13 million.

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

        The condensed consolidated financial statements for interim periods included herein have not been audited by independent public accountants. In the Company's opinion, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

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

        The Company recognized $9.7 million of expenses associated with the Merger in the first quarter of 2001. FSG's cost of acquiring the Company's minority interest and the amortization expense related to acquired intangible assets are not reflected in the accompanying condensed consolidated financial statements. After the Merger, all outstanding shares of Class A Common Stock of the Company were owned by FSG, and all shares of Class A Common Stock of the Company previously held by the Company as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG, were cancelled. The Merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of the Company.

        As a result of the Merger, the Company became an indirect wholly owned subsidiary of Ford and the Company's Class A Common Stock was no longer traded on the New York Stock Exchange. However, because certain of the Company's debt securities were sold through public offerings, the Company continues to file periodic reports under the Securities Exchange Act of 1934.

NOTE 3 - ACCOUNTING CHANGE

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations initiated after June 30, 2001 to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but instead will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 and No. 142 beginning January 1, 2002. Application of the non-amortization provision of SFAS No. 142 resulted in decreases of $7.2 million and $14.4 million in amortization and a $6.9 million and $13.8 million increase in net income for the three and six months ended June 30, 2002, respectively.

        Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments identified in Note 8, Segment Information. Upon adoption of SFAS No. 142, the Company recorded a one-time, non-cash charge of $294 million to reduce the carrying value of its goodwill. The Company has recognized this impairment charge effective as of January 1, 2002 as a cumulative effect of change in accounting principle. In calculating the impairment charge, the fair value of the reporting units underlying the segments was estimated as of January 1, 2002 using a discounted cash flow methodology.

        The goodwill impairment charge represents a portion of the goodwill of the industrial and construction equipment rental segment. The goodwill write-off was the result of a reduction in projected cash flows used to determine fair value due to the unfavorable economic conditions as of the date of adoption, which reduced demand for industrial and construction equipment in North America.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 3 - ACCOUNTING CHANGE (CONTINUED)

         The following summarizes the changes in the Company's goodwill, by segment, and other intangible assets during the first half of 2002 (in thousands of dollars):

                                                                            Transitional
                                      January 1, 2002 (1)    Other (2)    Impairment Loss   June 30, 2002
                                      -----------------      --------     ---------------   -------------
Goodwill
       Car rental                          $358,631           $1,814                 -           $360,445
       Industrial and construction
         equipment rental                   443,040            6,189          (294,000)           155,229
                                           --------           ------         ---------           --------
       Total Goodwill                       801,671            8,003          (294,000)           515,674
Other intangible assets                       3,169             (627)                -              2,542
                                           --------           ------         ---------           --------
         Total                             $804,840           $7,376         $(294,000)          $518,216
                                           ========           ======         =========           ========

 (1) Reflects the reallocation of goodwill to the Company's reporting units under FAS 142.
 (2) Comprised primarily of amortization of certain intangible assets and changes in foreign currency exchange rates from December 31, 2001 to June 30, 2002.

NOTE 4 - RECENT PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 5 - INCOME TAXES

         The provision for income taxes is based upon the expected effective tax rate applicable to the full year. The effective tax rate in 2002 is lower than the U.S. statutory rate of 35% primarily due to the mix of pretax operating results between countries with different tax rates and the effect of foreign tax credits expected to be utilized.

NOTE 6 - DEPRECIATION OF REVENUE EARNING EQUIPMENT

      Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                     Three Months Ended
                                                                          June 30,
                                                             -----------------------------------
                                                               2002                       2001
                                                             --------                   --------
Depreciation of revenue earning equipment                    $368,650                   $360,466
Adjustment of depreciation upon disposal of the equipment      (8,424)                    (4,745)
Rents paid for vehicles leased                                  4,234                      4,013
                                                             --------                   --------

           Total                                             $364,460                   $359,734
                                                             ========                   ========

                                                                      Six Months Ended
                                                                           June 30,
                                                             -----------------------------------
                                                               2002                       2001
                                                             --------                   --------
Depreciation of revenue earning equipment                    $720,457                   $698,153
Adjustment of depreciation upon disposal of the equipment     (11,626)                   (12,772)
Rents paid for vehicles leased                                  8,557                      7,481
                                                             --------                   --------

           Total                                             $717,388                   $692,862
                                                             ========                   ========

         The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2002 and 2001 included net gains of $2.7 million and $3.9 million, respectively, on the sale of equipment in the Company's industrial and construction equipment rental operations; and net gains of $5.7 million and $.8 million, respectively, in the car rental and car leasing operations.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 6 - DEPRECIATION OF REVENUE EARNING EQUIPMENT (CONTINUED)

        The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2002 and 2001 included net gains of $4.5 million and $6.9 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations; and net gains of $7.1 million and $5.9 million, respectively, in the car rental and car leasing operations.

        During the six months ended June 30, 2002, the Company purchased Ford vehicles at a cost of approximately $3.0 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.7 billion.

NOTE 7 - DEBT

     Debt at June 30, 2002 and December 31, 2001 consisted of the following (in thousands of dollars):

                                                                    June 30,         Dec. 31,
                                                                      2002             2001
                                                                  -----------       -----------
Notes payable, including commercial paper,
       average interest rate: 2002, 2.2%; 2001, 2.9%              $   833,532       $   452,497
Promissory notes, average interest rate: 2002, 6.4%;
       2001, 6.2% (effective average interest rate:
       2002, 6.4%; 2001, 6.3%); net of unamortized
       discount: 2002, $14,762; 2001, $9,868; due 2002 to 2028      5,085,237         4,590,130
Junior subordinated promissory notes,
       average interest rate 7.0%; net of unamortized
       discount:  2002, $32; 2001, $47; due 2003                      249,968           249,953
Subsidiaries' short-term debt, in dollars and foreign
       currencies, including commercial paper
       in millions (2002, $841.6; 2001, $571.6);
       and other borrowings; average interest rate:
       2002, 3.5%; 2001, 3.7%                                       1,380,589         1,021,452
                                                                  -----------       -----------

            Total                                                 $ 7,549,326       $ 6,314,032
                                                                  ===========       ===========

        The aggregate amounts of maturities of debt for the twelve-month periods following June 30, 2002 are as follows (in millions): 2003, $2,898.5 (including $2,197.0 of commercial paper and short-term borrowings); 2004, $252.5; 2005, $1,399.7; 2006, $360.7; 2007, $0.2, after 2007, $2,637.7.

        At June 30, 2002, approximately $951 million of the Company's consolidated stockholder's equity was free of dividend limitations pursuant to its existing debt agreements.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 8 - SEGMENT INFORMATION

       The Company's business principally consists of two significant segments: rental and leasing of cars ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income (loss) before income taxes for the three months and six months ended June 30, 2002 and 2001 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain goodwill prior to 2002 and certain interest, as well as other business activities such as claim management services, and telecommunication services prior to 2002 (in millions of dollars).

                                                                     Three Months Ended June 30,
                                                 ------------------------------------------------------------------
                                                                                             Income (Loss)
                                                            Revenues                      Before Income Taxes
                                                 ----------------------------          ----------------------------
                                                    2002               2001             2002                2001  (a)
                                                 ---------          ---------          -------             --------

Car rental                                       $1,037.1           $1,017.9            $92.9              $ 85.8
Industrial and construction equipment rental        223.4              256.5             (5.0)                7.4
Corporate and other                                   2.0               11.1             (3.9)               (7.4)
                                                 --------           --------            -----              ------

       Consolidated total                        $1,262.5           $1,285.5            $84.0              $ 85.8
                                                 ========           ========            =====              ======

                                                                     Six Months Ended June 30,
                                                 ------------------------------------------------------------------
                                                                                                Income (Loss)
                                                            Revenues                      Before Income Taxes
                                                 ----------------------------          ----------------------------
                                                    2002               2001             2002                 2001  (a)
                                                 ---------          ---------          ------              --------

Car rental                                       $1,927.3           $1,959.0           $69.1               $107.6
Industrial and construction equipment rental        419.6              485.3           (39.0)                (3.7)
Corporate and other                                   4.4               22.1            (5.3)               (23.9) (b)
                                                 --------           --------           -----               ------

       Consolidated total                        $2,351.3           $2,466.4           $24.8               $ 80.0
                                                 ========           ========           =====               ======

       (a) For the three months and six months ended June 30, 2001, includes $7.2 million and $14.4 million, respectively, of amortization of goodwill prior to the adoption of SFAS No. 142 as described in Note 3 to the condensed consolidated financial statements.

       (b) Includes $9.7 million of expenses associated with the Merger, as described in Note 2 to the condensed consolidated financial statements.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

         Accumulated other comprehensive income (loss) includes an accumulated translation loss (in thousands of dollars) of $39,276 and $102,976 at June 30, 2002 and December 31, 2001, respectively. Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands of dollars):

                                                                            Three Months Ended
                                                                                 June 30,
                                                                 -------------------------------------
                                                                     2002                       2001
                                                                 ----------                   --------

Net Income                                                       $   65,557                   $ 59,204
                                                                 ----------                   --------
Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                       68,856                    (10,676)
      Unrealized gain (loss) on available-for-sale securities           242                        (50)
                                                                 ----------                   --------
         Total other comprehensive income (loss)                     69,098                    (10,726)
                                                                 ----------                   --------

Comprehensive income                                             $  134,655                   $ 48,478
                                                                 ==========                   =========

                                                                             Six Months Ended
                                                                                  June 30,
                                                                 --------------------------------------
                                                                    2002                        2001
                                                                 ----------                   ---------

Net Income (loss)                                                $ (276,576)                  $ 55,267
                                                                 ----------                   ---------

Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                       63,700                    (36,664)
      Unrealized gain (loss) on available-for-sale securities           144                        (39)
                                                                 ----------                   ---------
         Total other comprehensive income (loss)                     63,844                    (36,703)
                                                                 ----------                   ---------

Comprehensive income (loss)                                      $ (212,732)                  $ 18,564
                                                                 ==========                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements appearing below, including, without limitation, those concerning (i) the Company's outlook and (ii) the Company's liquidity and capital expenditures contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, economic downturn; competition; the Company's dependence on air travel; terrorist attacks, acts of war or measures taken by governments in response thereto that negatively affect the travel industry; limitations upon the Company's liquidity and capital raising ability; increases in the cost of cars and limitations on the supply of competitively priced cars; Ford's continued control of the Company; and seasonality in the Company's businesses.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

SUMMARY

         The following table sets forth for the three months ended June 30, 2002 and 2001 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                               Percentage of Revenues
                                                                 Three Months Ended
                                                                      June 30,
                                                       ------------------------------------
                                                          2002                        2001
                                                       --------                     -------
Revenues:
       Car rental                                         80.9%                       78.0%
       Industrial and construction equipment rental       17.7                        20.0
       Other                                               1.4                         2.0
                                                        ------                     -------
                                                         100.0                       100.0
                                                        ------                     -------
Expenses:
       Direct operating                                   47.7                        48.1
       Depreciation of revenue earning equipment          28.9                        28.0
       Selling, general and administrative                 9.6                         9.2
       Interest, net of interest income                    7.1                         8.0
                                                        ------                     -------
                                                          93.3                        93.3
                                                        ------                     -------

Income before income taxes                                 6.7                         6.7

Provision for income taxes                                 1.5                         2.1
                                                        ------                     -------
Net income                                                 5.2%                        4.6%
                                                        ------                     -------

REVENUES

         Total revenues in the second quarter of 2002 of $1,262.5 million decreased by 1.8% from $1,285.5 million in the second quarter of 2001. Revenues from car rental operations of $1,021.8 million in the second quarter of 2002 increased by $18.7 million, or 1.9% from $1,003.1 million in the second quarter of 2001. The increase was primarily the result of an 8.3% increase in pricing worldwide and an increase of approximately $13.0 million from the effects of foreign currency translation. These increases were partly offset by a 7.4% decrease in transactions in the United States.

         Revenues from industrial and construction equipment rental operations of $223.3 million in the second quarter of 2002 decreased by $33.2 million, or 12.9% from $256.5 million in the second quarter of 2001. The decrease was principally due to a decrease in rental volume resulting from unfavorable economic conditions in the equipment rental industry.

         Revenues from all other sources of $17.4 million in the second quarter of 2002 decreased by 32.9% from $25.9 million in the second quarter of 2001, principally due to a decline in telecommunication revenues which resulted from the Company's decision, in the fourth quarter of 2001, to leave the telecommunications resale business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EXPENSES

        Total expenses of $1,178.5 million in 2002 decreased by 1.8% from $1,199.7 million in 2001, and total expenses as a percentage of revenues remained constant at 93.3%.

        Direct operating expenses of $602.9 million in 2002 decreased by 2.6% from $619.2 million in 2001. The decrease was primarily the result of lower variable costs, including wages, commissions and concession fees in car rental operations and the elimination of costs associated with the former telecommunications resale business. The decrease also included a reduction of $7.2 million which resulted from the elimination of goodwill amortization upon the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002. See Note 3 to the Notes to the Company's condensed consolidated financial statements.

        Depreciation of revenue earning equipment for the car rental operations of $299.7 million in the second quarter of 2002 increased by 1.7% from $294.6 million in 2001, principally due to an increase in the cost of cars operated worldwide, partly offset by higher net proceeds received in excess of book value on the disposal of used vehicles. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $64.8 million in 2002 decreased by 0.5% from $65.1 million in 2001 due to a decrease in the size of the equipment rental fleet, partly offset by lower net proceeds received in excess of book value on the disposal of used equipment.

        Selling, general and administrative expenses of $121.9 million in 2002 increased by 3.4% from $117.9 million in 2001. The increase was primarily due to an increase in administrative expenses partly offset by a decrease in advertising and sales promotion expenses.

        Interest expense of $89.2 million in 2002 decreased 13.3% from $102.9 million in 2001, primarily due to a decrease in the weighted-average interest rate and lower average debt levels in 2002.

        The provision for income taxes of $18.5 million in 2002 decreased 30.5% from $26.6 million in 2001, primarily due to a lower effective tax rate in 2002. The effective tax rate in 2002 is 22.0% as compared to 31.0% in 2001. The decrease in the effective tax rate is due primarily to the mix of pretax operating results between countries with different tax rates and the expected benefit of foreign tax credits in 2002.

NET INCOME

        The Company had net income of $65.6 million in the second quarter of 2002, representing an increase of 10.7% from $59.2 million in 2001. The increase was primarily due to an improved competitive pricing environment in the Company's worldwide car rental business and the net effect of the other contributing factors noted above.

        The Company believes that vehicle and equipment rentals will remain at diminished levels, primarily reflecting reduced corporate spending in the United States throughout 2002. While full year 2002 pre-tax income is expected to exceed 2001 levels, the Company's 2002 annual earnings performance is expected to be substantially below recent historical levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

SUMMARY

        The following table sets forth for the six months ended June 30, 2002 and 2001 the percentage of operating revenues represented by certain items in the Company's consolidated statement of income:

                                                                        Percentage of Revenues
                                                                           Six Months Ended
                                                                                June 30,
                                                                    --------------------------------
                                                                     2002                      2001
                                                                    ------                  --------
Revenues:
  Car rental                                                         80.8%                     78.3%
  Industrial and construction equipment rental                       17.8                      19.7
  Other                                                               1.4                       2.0
                                                                    -----                     -----
                                                                    100.0                     100.0
                                                                    -----                     -----
Expenses:
  Direct operating                                                   50.7                      50.4
  Depreciation of revenue earning equipment                          30.5                      28.1
  Selling, general and administrative                                10.3                      10.0
  Interest, net of interest income                                    7.4                       8.3
                                                                    -----                     -----
                                                                     98.9                      96.8
                                                                    -----                     -----

Income before income taxes                                            1.1                       3.2

Provision for taxes on income                                          .4                       1.0
                                                                    -----                     -----

Income before cumulative effect of change in accounting principle      .7%                      2.2%
                                                                    =====                     =====

REVENUES

        Total revenues in the first half of 2002 of $2,351.3 million decreased by 4.7% from $2,466.4 million in the first half of 2001. Revenues from car rental operations of $1,899.3 million in the first half of 2002 decreased by $32.0 million, or 1.7% from $1,931.3 million in the first half of 2002. The decrease was primarily the result of a 9.7% decrease in transactions in the United States. This decrease was partly offset by a 6.0% increase in pricing worldwide and an increase of approximately $4.2 million from the effects of foreign currency translation.

        Revenues from industrial and construction equipment rental operations of $419.5 million in the first half of 2002 decreased by $65.7 million, or 13.5% from $485.2 million in the first half of 2001. The decrease was principally due to a decrease in rental volume resulting from unfavorable economic conditions in the equipment rental industry.

        Revenues from all other sources of $32.5 million in the first half of 2002 decreased by 34.7% from $49.8 million in the first half of 2001, principally due to a decline in telecommunication revenues which resulted from the Company's decision, in the fourth quarter of 2001, to leave the telecommunications resale business.

EXPENSES

        Total expenses of $2,326.5 million in 2002 decreased by 2.5% from $2,386.4 million in 2001, and total expenses as a percentage of revenues increased to 98.9% in 2002 from 96.8% in 2001.

        Direct operating expenses of $1,193.2 million in 2002 decreased by 3.9% from $1,241.6 million in 2001. The decrease was primarily the result of lower variable costs in car rental and equipment rental operations, including wages, commissions, concession fees, reservation costs, other equipment rental operating costs and the elimination of costs associated with the former telecommunications resale business. The decrease also included a reduction of $14.4 million which resulted from the elimination of goodwill amortization upon the Company's adoption of SFAS No. 142, effective January 1, 2002. See Note 3 to the Notes to the Company's condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Depreciation of revenue earning equipment for the car rental operations of $583.6 million in 2002 increased by 3.6% from $563.5 million in 2001, principally due to an increase in the cost of cars operated in the United States. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $133.8 million in 2002 increased by 3.4% from $129.4 million in 2001 primarily due to lower net proceeds received in excess of book value on the disposal of used equipment.

        Selling, general and administrative expenses of $241.6 million in 2002 decreased by 2.3% from $247.2 million in 2001. The decrease was principally due to a decrease in sales promotion expenses. The decrease includes $9.7 million of expenses recorded in the first quarter of 2001 related to the merger of the Company with a wholly owned subsidiary of Ford. See Note 2 to the Notes to the Company's condensed consolidated financial statements.

        Interest expense of $174.3 million in 2002 decreased 14.8% from $204.7 million in 2001, primarily due to a decrease in the weighted-average interest rate and lower average debt levels in 2002, partly offset by a decrease in interest income.

        The tax provision of $7.4 million in the first half of 2002 decreased 70.2% from $24.7 million in 2001, primarily due to lower income before income taxes in 2002. The effective tax rate in 2002 is 29.7% as compared to 30.9% in 2001. The decrease in the effective tax rate is due primarily to the mix of pretax operating results between countries with different tax rates.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        The Company had income before cumulative effect of change in accounting principle of $17.4 million in the first half of 2002, representing a decrease of $37.9 million from $55.3 million in 2001. The decrease was primarily due to continued lower rental volumes after the terrorist attacks of September 11, 2001, and overall economic conditions which have negatively impacted corporate spending levels, partly offset by improved pricing worldwide and the net effect of the other contributing factors noted above.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        The Company recorded a non-cash charge of $294 million upon the adoption of SFAS No. 142 effective January 1, 2002. The charge related to the industrial and construction equipment rental segment. The goodwill write-off was the result of a reduction in projected cash flows used to determine fair value due to the unfavorable economic conditions as of the date of adoption, which reduced demand for industrial and construction equipment in North America.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2002, the Company had cash and cash equivalents of $647.8 million, up $433.8 million from December 31, 2001. The balance at June 30, 2002 included $412.0 million of related party investments, with $335.1 million of the increase representing an investment in commercial paper issued by Ford Motor Credit Company.

        The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's investment grade credit ratings provide it with access to global capital markets to meet its borrowing needs. The
Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment.
Net cash used in operating activities during the first half of 2002 decreased approximately $306 million from the first half of 2001 primarily due to the decrease in the number of vehicles operated. For the six months ended June 30, 2002, the Company's expenditures for revenue earning equipment were $5.7 billion (partially offset by proceeds from the sale of such equipment of $3.8 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the six months ended June 30, 2002, the Company's capital expenditures for property and non-revenue earning equipment were $125.1 million.

        To finance its domestic operations, the Company maintains an active commercial paper program. The Company is also active in the domestic medium-term and long-term debt markets. As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated or junior subordinated debt securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of June 30, 2002 was $5.4 billion with maturities ranging from 2002 to 2028. The Company is currently planning to launch an asset-backed securitization program during the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Ireland and the Netherlands. The Company guarantees only the borrowings under these commercial paper programs and certain credit facilities extended by local banks to the Company's subsidiaries in Canada and Australia. Effective July 1, 2002, the Company's subsidiary in Belgium established a commercial paper program which is also guaranteed. All borrowings by international operations either are in the international operations' local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At June 30, 2002, the total debt for the foreign operations was $1,381 million, of which $1,369 million was short-term (original maturity of less than one year) and $12 million was long-term. At June 30, 2002, the total amounts outstanding (in millions of U.S. dollars) under the Canadian, Irish, Netherlands and Australian commercial paper programs were $411, $362, $52 and $17, respectively.

        At June 30, 2002, the Company had committed credit facilities totaling $3.1 billion. Currently, $2.4 billion of the committed credit facilities is represented by a combination of multi-year and 364-day global committed credit facilities provided by 27 participating banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. Effective July 1, 2002, the multi-year facilities totaling $1,337 million were renegotiated and currently expire as follows: $137 million on June 30, 2003, $43 million on June 30, 2004, $69 million on June 30, 2005 and $1,088 million on June 30, 2007. Effective
June 20, 2002, the 364-day facilities totaling $1,023 million were renegotiated and currently expire on June 19, 2003. The multi-year facilities that expire in 2007 have an evergreen feature which provides for the automatic extension of the expiration date one year forward unless timely notice is provided by the bank. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year term loan. Separately, the Company is developing an Asset-Backed Securitization ("ABS") program, for its domestic car rental fleet. The Company, with the support of certain participating banks, has agreed to transfer $856 million of the existing 364-day facilities to the ABS program effective upon closing. The Company has agreed not to transfer these commitments back to the 364-day global facility without the consent of the banks who have agreed to participate in the ABS program. In addition, the Company obtained $215 million of incremental credit support through an ABS letter of credit facility from its banks in exchange for a 50% reduction ($107.5 million) in their commitment under the multi-year facilities effective upon closing. In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, that currently expires June 30, 2004. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company's senior debt securities. A commitment fee of .135% per annum is payable on the unused available credit.

        By virtue of its indirect 100% ownership interest in the Company, Ford has the right to make any changes that it deems appropriate in the Company's assets, corporate structure, capitalization, operations, properties and policies (including dividend policies).

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

                           PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits:

                      12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2002 and 2001.

                      99.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      99.2 Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C.
                               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)      Reports on Form 8-K:

                               The Company filed a Form 8-K dated May 28, 2002, reporting under Item 5 thereof, instruments defining the rights of security holders, in connection with the Registration Statement on Form S- 3 (File No. 333-57138) filed by the Company with the Securities and Exchange Commission covering $800,000,000 principal amount of 7 5/8% notes due June 1, 2012.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE HERTZ CORPORATION
                                      (Registrant)

Date:  August 13, 2002                By:  /s/ Paul J. Siracusa
                                           ---------------------------------
                                           Paul J. Siracusa
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal financial officer and duly
                                           authorized officer)

                                  EXHIBIT INDEX

12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2002 and 2001.

99.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.