Form 10-Q
period 2002-09-30
HERTZ CORP
filed 2002-11-14
CIK 47129

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 2002: Common Stock, $0.01 par value - 100 shares.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I.    FINANCIAL INFORMATION

    ITEM 1.  Condensed Consolidated Financial Statements

             Report of Independent Accountants.................................................            3

             Consolidated Balance Sheet as of September 30, 2002
              and December 31, 2001............................................................            4

             Consolidated Statement of Operations for the
              three months ended September 30, 2002 and 2001...................................            5

             Consolidated Statement of Operations for the
              nine months ended September 30, 2002 and 2001....................................            6

             Consolidated Statement of Cash Flows for the
              nine months ended September 30, 2002 and 2001....................................            7

             Notes to Condensed Consolidated Financial Statements..............................       8 - 13

    ITEM 2.  Management's discussion and Analysis of Financial
              Condition and Results of Operations..............................................      14 - 19

    ITEM 4.  Controls and Procedures...........................................................           19

PART II.   OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K..................................................           20

SIGNATURES.....................................................................................           20

CERTIFICATIONS.................................................................................      21 - 22

EXHIBIT INDEX..................................................................................           23

                         PART I - FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation (an indirect, wholly owned subsidiary of Ford Motor Company) and its subsidiaries as of September 30, 2002, the related condensed consolidated statement of operations for each of the three-month and nine month periods ended September 30, 2002 and 2001, and the condensed consolidated statement of cash flows for each of the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated January 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                        PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
October 11, 2002

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                     ASSETS

                                                                           September 30,             Dec. 31,
                                                                               2002                    2001
                                                                           -------------          -------------
Cash and equivalents                                                       $     730,704          $     213,997
Receivables, less allowance for
   doubtful accounts of $40,129 and $38,886                                    1,028,678                919,041
Due from affiliates                                                              109,215                143,302
Inventories, at lower of cost or market                                           72,156                 65,881
Prepaid expenses and other assets                                                137,102                103,727
Revenue earning equipment, at cost:
   Cars                                                                        6,689,740              5,821,722
     Less accumulated depreciation                                              (632,815)              (601,318)
   Other equipment                                                             2,320,006              2,396,295
     Less accumulated depreciation                                              (833,559)              (764,975)
                                                                           -------------          -------------
        Total revenue earning equipment                                        7,543,372              6,851,724
                                                                           -------------          -------------
Property and equipment, at cost:
   Land, buildings and leasehold improvements                                  1,106,083              1,013,376
   Service equipment                                                             994,427                917,118
                                                                           -------------          -------------
                                                                               2,100,510              1,930,494
     Less accumulated depreciation                                              (993,417)              (874,593)
                                                                           -------------          -------------
        Total property and equipment                                           1,107,093              1,055,901
                                                                           -------------          -------------

Goodwill and other intangible assets (Note 3)                                    516,011                804,840
                                                                           -------------          -------------
     Total assets                                                          $  11,244,331          $  10,158,413
                                                                           =============          =============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                                           $     623,020          $     457,991
Accrued liabilities                                                              800,186                655,288
Accrued taxes                                                                    106,641                 72,077
Debt (Note 7)                                                                  7,082,981              6,314,032
Public liability and property damage                                             345,071                315,845
Deferred taxes on income                                                         413,900                358,800
Stockholder's equity (Note 2):
   Common Stock, $0.01 par value,
     3,000 shares authorized, 100 shares issued                                        -                      -
   Additional capital paid-in                                                    983,132                983,132
   Retained earnings                                                             936,602              1,105,083
   Accumulated other comprehensive loss (Note 9)                                 (47,202)              (103,835)
                                                                           -------------          -------------
       Total stockholder's equity                                              1,872,532              1,984,380
                                                                           -------------          -------------
       Total liabilities and stockholder's equity                          $  11,244,331          $  10,158,413
                                                                           =============          =============

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                                        Three Months
                                                                                      Ended September 30,
                                                                              ---------------------------------
                                                                                 2002                   2001
                                                                              ----------             ----------
Revenues:

  Car rental                                                                  $1,153,454             $1,077,526

  Industrial and construction equipment rental                                   243,485                270,010

  Other                                                                           19,666                 21,690
                                                                              ----------             ----------

       Total revenues                                                          1,416,605              1,369,226
                                                                              ----------             ----------

Expenses:

  Direct operating                                                               644,955                690,422

  Depreciation of revenue earning equipment (Note 6)                             395,777                399,125

  Selling, general and administrative                                            114,716                118,322

  Interest, net of interest income of $3,548 and $1,503                           98,721                107,171
                                                                              ----------             ----------

       Total expenses                                                          1,254,169              1,315,040
                                                                              ----------             ----------

Income before income taxes                                                       162,436                 54,186

Provision for taxes on income (Note 5)                                            54,341                 28,667
                                                                              ----------             ----------

Net income                                                                    $  108,095             $   25,519
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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                                        Nine months
                                                                                     Ended September 30,
                                                                             ----------------------------------
                                                                                2002                   2001
                                                                             -----------            -----------
Revenues:

   Car rental                                                                $ 3,052,745            $ 3,008,867

   Industrial and construction equipment rental                                  662,994                755,254

   Other                                                                          52,180                 71,472
                                                                             -----------            -----------

        Total revenues                                                         3,767,919              3,835,593
                                                                             -----------            -----------

Expenses:

   Direct operating                                                            1,838,197              1,932,037

   Depreciation of revenue earning equipment (Note 6)                          1,113,165              1,091,987

   Selling, general and administrative                                           356,284                365,506

   Interest, net of interest income of $7,344 and $6,597                         273,043                311,876
                                                                             -----------            -----------

        Total expenses                                                         3,580,689              3,701,406
                                                                             -----------            -----------

Income before income taxes                                                       187,230                134,187

Provision for taxes on income (Note 5)                                            61,711                 53,401
                                                                             -----------            -----------

Income before cumulative effect of change in accounting principle                125,519                 80,786

Cumulative effect of change in accounting principle (Note 3)                    (294,000)                     -
                                                                             -----------            -----------

Net income (loss)                                                            $  (168,481)           $    80,786
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

                    THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                    UNAUDITED

                                                                                        Nine months
                                                                                      Ended September 30,
                                                                             ----------------------------------
                                                                                2002                   2001
                                                                             -----------            -----------
Cash flows from operating activities:

   Net income (loss)                                                         $  (168,481)           $    80,786
   Cumulative effect of change in accounting principle                           294,000                      -
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities                                    (122,765)              (530,756)
                                                                             -----------            -----------

          Net cash provided by (used in) operating activities                      2,754               (449,970)
                                                                             -----------            -----------

Cash flows from investing activities:

   Property and equipment expenditures                                          (175,768)              (202,695)
   Proceeds from sales of property and equipment                                  21,346                 25,892
   Available-for-sale securities:
       Purchases                                                                  (2,983)                (6,392)
       Sales                                                                       2,585                  5,861
   Changes in investment in joint venture                                          3,080                  1,160
   Purchases of various operations, net of cash
       (see supplemental disclosure below)                                             -                 (3,026)
                                                                             -----------            -----------

          Net cash used in investing activities                                 (151,740)              (179,200)
                                                                             -----------            -----------

Cash flows from financing activities:

   Proceeds from issuance of long-term debt                                      801,716              1,461,669
   Repayment of long-term debt                                                  (411,508)              (415,053)
   Short-term borrowings:
       Proceeds                                                                  557,573                786,332
       Repayments                                                               (295,553)              (606,032)
       Ninety day term or less, net                                                 (504)              (552,440)
   Cash dividends paid on common stock                                                 -                (16,185)
   Proceeds from sale of treasury stock                                                -                  9,995
                                                                             -----------            -----------

          Net cash provided by financing activities                              651,724                668,286
                                                                             -----------            -----------

Effect of foreign exchange rate changes on cash                                   13,969                    (61)
                                                                             -----------            -----------

Net increase in cash and equivalents during the period                           516,707                 39,055

Cash and equivalents at beginning of year                                        213,997                206,477
                                                                             -----------            -----------

Cash and equivalents at end of period                                        $   730,704            $   245,532
                                                                             ===========            ===========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest (net of amounts capitalized)                                 $   288,230            $   330,457
       Income taxes                                                               12,155                120,071

In connection with acquisitions made in the first nine months of 2001, liabilities assumed were $13 million.

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

       The condensed consolidated financial statements for interim periods included herein have been reviewed, but not audited, by the Company's independent accountants. In the Company's opinion, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

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

NOTE 3 - ACCOUNTING CHANGE

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations initiated after June 30, 2001 to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 141 and No. 142 beginning January 1, 2002. Application of the non-amortization provision of SFAS No. 142 resulted in decreases of $7.6 million and $22.0 million in amortization and a $7.5 million and $21.3 million increase in net income for the three and nine months ended September 30, 2002, respectively.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 3 - ACCOUNTING CHANGE (CONTINUED)

       The following summarizes the changes in the Company's goodwill, by segment, and other intangible assets during the first nine months of 2002 (in thousands of dollars):

                                                                    Transitional
                                  January 1, 2002(1)   Other(2)    Impairment Loss   September 30, 2002
                                  ------------------   --------    ---------------   ------------------
Goodwill
   Car rental                          $358,631        $ 1,787                -           $360,418
   Industrial and construction
     equipment rental                   443,040          4,421         (294,000)           153,461
                                       --------        -------        ---------           --------
   Total Goodwill                       801,671          6,208         (294,000)           513,879
Other intangible assets                   3,169         (1,037)               -              2,132
                                       --------        -------        ---------           --------
     Total                             $804,840        $ 5,171        $(294,000)          $516,011
                                       ========        =======        =========           ========

(1) Reflects the reallocation of goodwill to the Company's reporting units under SFAS No. 142.

(2) Comprises primarily amortization of certain intangible assets and changes in foreign currency exchange rates from January 1, 2002 to September 30, 2002.

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

       In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and recognition of liabilities for costs associated with exit or disposal activities, requiring that such liabilities be recognized and measured initially at fair value only when a liability is incurred. SFAS No. 146 will be effective for disposal activities that are initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have a material effect on the Company's financial position, results of operations, or cash flows.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 6 - DEPRECIATION OF REVENUE EARNING EQUIPMENT

       Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                      Three Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                    2002              2001
                                                                  --------          --------
Depreciation of revenue earning equipment                         $396,777          $390,431
Adjustment of depreciation upon disposal of the equipment           (5,615)            4,831
Rents paid for vehicles leased                                       4,615             3,863
                                                                  --------          --------

          Total                                                   $395,777          $399,125
                                                                  ========          ========

                                                                        Nine months Ended
                                                                           September 30,
                                                                  ----------------------------
                                                                     2002              2001
                                                                  ----------        ----------
Depreciation of revenue earning equipment                         $1,117,234        $1,088,584
Adjustment of depreciation upon disposal of the equipment            (17,241)           (7,941)
Rents paid for vehicles leased                                        13,172            11,344
                                                                  ----------        ----------

          Total                                                   $1,113,165        $1,091,987
                                                                  ==========        ==========

       The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2002 and 2001 included net gains of $1.3 million and $1.5 million, respectively, on the sale of equipment in the Company's industrial and construction equipment rental operations and a net gain of $4.3 million and a net loss of $6.3 million, respectively, in the car rental operations.

       The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2002 and 2001 included net gains of $5.8 million and $8.3 million, respectively, on the sale of equipment in the industrial and construction equipment rental operations and a net gain of $11.4 million and a net loss of $.4 million, respectively, in the car rental operations.

       During the nine months ended September 30, 2002, the Company purchased Ford vehicles at a cost of approximately $3.9 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.6 billion.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 7 - DEBT

       Debt at September 30, 2002 and December 31, 2001 consisted of the following (in thousands of dollars):

                                                                          September 30,        Dec. 31,
                                                                              2002               2001
                                                                          -------------       ----------
Notes payable, including commercial paper,
    average interest rate: 2002, 2.2%; 2001, 2.9%                         $  426,011          $  452,497
Promissory notes, average interest rate: 2002, 6.4%;
    2001, 6.2% (effective average interest rate:
    2002, 6.4%; 2001, 6.3%); net of unamortized
    discount: 2002, $14,194; 2001, $9,868; due 2003 to 2028                4,985,803           4,590,130
Junior subordinated promissory notes,
    average interest rate 7.0%; net of unamortized
    discount:  2002, $25; 2001, $47; due 2003                                249,975             249,953
Subsidiaries' short-term debt, in dollars and foreign
    currencies, including commercial paper in millions
    (2002, $895.4; 2001, $571.6); and other borrowings; average
    interest rate: 2002, 3.5%; 2001, 3.7%                                  1,421,192           1,021,452
                                                                          ----------          ----------

           Total                                                          $7,082,981          $6,314,032
                                                                          ==========          ==========

    The aggregate amounts of maturities of debt for the twelve-month periods following September 30, 2002 are as follows (in millions): 2003, $2,682.8 (including $1,831.2 of commercial paper and short-term borrowings); 2004, $901.1; 2005, $505.7; 2006, $355.3; 2007, $497.9, after 2007, $2,140.2.

       At September 30, 2002, approximately $1.0 billion of the Company's consolidated stockholder's equity was free of dividend limitations pursuant to its existing debt agreements.

       During the third quarter of 2002, the Company established an Asset Backed Securitization ("ABS") program to reduce its borrowing costs and enhance financing resources for its domestic car rental fleet. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes will be issued by wholly owned and consolidated special purpose entities. All debt issued under the ABS program will be collateralized by revenue earning vehicles owned by the Company for use in its daily rental business.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 8 - SEGMENT INFORMATION

       The Company's business principally consists of two significant segments: rental and leasing of cars ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contributions of these segments, as well as "corporate and other," to revenues and income (loss) before income taxes for the three months and nine months ended September 30, 2002 and 2001 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of certain goodwill prior to 2002 and certain interest, as well as other business activities such as claim management services, and telecommunication services prior to 2002 (in millions of dollars).

                                                                Three Months Ended September 30,
                                                      ---------------------------------------------------
                                                                                        Income (Loss)
                                                            Revenues                 Before Income Taxes
                                                      --------------------          ---------------------
                                                        2002        2001             2002           2001 (a)
                                                      --------    --------          -------        ------

Car rental                                            $1,171.0    $1,095.0          $155.7         $48.1
Industrial and construction equipment rental             243.6       270.1            11.4          13.0
Corporate and other                                        2.0         4.1            (4.7)         (6.9)
                                                      --------    --------          ------         -----

    Consolidated total                                $1,416.6    $1,369.2          $162.4         $54.2
                                                      ========    ========          ======         =====

                                                                  Nine months Ended September 30,
                                                      ---------------------------------------------------
                                                                                        Income (Loss)
                                                            Revenues                 Before Income Taxes
                                                      --------------------          ---------------------
                                                        2002        2001              2002          2001  (a)
                                                      --------    --------          --------       ------

Car rental                                            $3,098.3    $3,053.9          $224.9         $155.7
Industrial and construction equipment rental             663.2       755.4           (27.7)           9.3
Corporate and other                                        6.4        26.3           (10.0)         (30.8)(b)
                                                      --------    --------          ------         ------

    Consolidated total                                $3,767.9    $3,835.6          $187.2         $134.2
                                                      ========    ========          ======         ======

(a) For the three months and nine months ended September 30, 2001, includes $7.6 million and $22.0 million, respectively, of amortization of goodwill prior to the adoption of SFAS No. 142 as described in Note 3 to the condensed consolidated financial statements.

(b) Includes $9.7 million of expenses associated with the Merger, as described in Note 2 to the condensed consolidated financial statements.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

       Accumulated other comprehensive income (loss) includes an accumulated translation loss (in thousands of dollars) of $46,639 and $102,976 at September 30, 2002 and December 31, 2001, respectively. Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands of dollars):

                                                         Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                        2002            2001
                                                      --------         -------

Net Income                                            $108,095         $25,519
                                                      --------         -------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments           (7,363)         31,515
     Unrealized gain on available-for-sale
       securities                                          152             173
                                                      --------         -------
       Total other comprehensive income (loss)          (7,211)         31,688
                                                      --------         -------

Comprehensive income                                  $100,884         $57,207
                                                      ========         =======

                                                          Nine months Ended
                                                            September 30,
                                                      ------------------------
                                                        2002             2001
                                                      ---------        -------

Net Income (loss)                                     $(168,481)       $80,786
                                                      ---------        -------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments            56,337         (5,149)
     Unrealized gain on available-for-sale
       securities                                           296            134
                                                      ---------        -------
       Total other comprehensive income (loss)           56,633         (5,015)
                                                      ---------        -------

Comprehensive income (loss)                           $(111,848)       $75,771
                                                      =========        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements appearing below, including, without limitation, those concerning (i) the Company's outlook and (ii) the Company's liquidity and capital expenditures, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, economic downturn; competition; the Company's dependence on air travel; terrorist attacks, acts of war or measures taken by governments in response thereto that negatively affect the travel industry; limitations upon the Company's liquidity and capital raising ability; increases in the cost of cars and limitations on the supply of competitively priced cars; seasonality in the Company's businesses; and Ford's continued control of the Company.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

SUMMARY

       The following table sets forth for the three months ended September 30, 2002 and 2001 the percentage of operating revenues represented by certain items in the Company's consolidated statement of operations:

                                                       Percentage of Revenues
                                                         Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                        2002            2001
                                                      --------        --------
Revenues:
    Car rental                                          81.4%           78.7%
    Industrial and construction equipment rental        17.2            19.7
    Other                                                1.4             1.6
                                                      ------          ------
                                                       100.0           100.0
                                                      ------          ------

Expenses:
    Direct operating                                    45.5            50.4
    Depreciation of revenue earning equipment           27.9            29.2
    Selling, general and administrative                  8.1             8.6
    Interest, net of interest income                     7.0             7.8
                                                      ------          ------
                                                        88.5            96.0
                                                      ------          ------

Income before income taxes                              11.5             4.0

Provision for income taxes                               3.9             2.1
                                                      ------          ------
Net income                                               7.6%            1.9%
                                                      ======          ======

REVENUES

       Total revenues in the third quarter of 2002 of $1,416.6 million increased by 3.5% from $1,369.2 million in the third quarter of 2001. Revenues from car rental operations of $1,153.4 million in the third quarter of 2002 increased by $75.9 million, or 7.0% from $1,077.5 million in the third quarter of 2001. The increase was primarily the result of an 9.1% increase in pricing worldwide on relatively no change in rental transactions, and an increase of approximately $24.4 million from the effects of foreign currency translation. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currency.

       Revenues from industrial and construction equipment rental operations of $243.5 million in the third quarter of 2002 decreased by $26.5 million, or 9.8% from $270.0 million in the third quarter of 2001. The decrease was principally due to a decrease in rental volume resulting from continued unfavorable economic conditions in the equipment rental industry.

       Revenues from all other sources of $19.7 million in the third quarter of 2002 decreased by 9.3% from $21.7 million in the third quarter of 2001, principally due to a decline in telecommunication revenues which resulted from the Company's decision, in the fourth quarter of 2001, to exit the telecommunications resale business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EXPENSES

       Total expenses of $1,254.2 million in 2002 decreased by 4.6% from $1,315.0 million in 2001, and total expenses as a percentage of revenues decreased to 88.5% in the third quarter of 2002 as compared to 96.0% in 2001.

       Direct operating expenses of $645.0 million in 2002 decreased by 6.6% from $690.4 million in 2001. The decrease was primarily the result of lower costs in car rental and equipment rental operations, including wages, commissions, vehicle maintenance costs and discretionary cutbacks in other car rental and equipment rental operating costs. The decrease also included a reduction of $7.6 million which resulted from the elimination of goodwill amortization upon the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", effective January 1, 2002. See Note 3 to the Notes to the Company's condensed consolidated financial statements.

       Depreciation of revenue earning equipment for the car rental operations of $329.1 million in the third quarter of 2002 was slightly above 2001 levels. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $66.7 million in 2002 decreased by 6.6% from $71.4 million in 2001 due to a decrease in the size of the equipment rental fleet.

       Selling, general and administrative expenses of $114.7 million in 2002 decreased by 3.0% from $118.3 million in 2001. The decrease was primarily due to decreases in advertising and sales promotion expenses partly offset by an increase in administrative expenses.

       Interest expense of $98.7 million in 2002 decreased 7.9% from $107.2 million in 2001, primarily due to a decrease in the weighted-average interest rate, lower average debt levels in 2002 and an increase in interest income.

       The tax provision of $54.3 million in 2002 increased 89.6% from $28.7 million in 2001, primarily due to higher income before income taxes in 2002. The effective tax rate in 2002 is 33.5% as compared to 52.9% in 2001. The decrease in the effective tax rate is due primarily to the mix of pretax operating results between countries with different tax rates, and an adjustment in the third quarter of 2001 to reflect a change in the Company's estimated full year effective tax rate. See Note 5 to the Notes to the Company's condensed consolidated financial statements.

NET INCOME

       The Company had net income of $108.1 million in the third quarter of 2002 (seasonally, the Company's most profitable quarter), representing an increase of 323.6% from $25.5 million in 2001. The increase was primarily due to an improved competitive pricing environment in the Company's worldwide car rental business, the continued recovery from the adverse impact the terrorist attacks of September 11, 2001 had on business travel during the third quarter of 2001, management directed cost controls, and the net effect of other contributing factors discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

SUMMARY

       The following table sets forth for the nine months ended September 30, 2002 and 2001 the percentage of operating revenues represented by certain items in the Company's consolidated statement of operations:

                                                         Percentage of Revenues
                                                            Nine months Ended
                                                              September 30,
                                                       --------------------------
                                                        2002                2001
                                                       ------              ------
Revenues:
   Car rental                                           81.0%               78.4%
   Industrial and construction equipment rental         17.6                19.7
   Other                                                 1.4                 1.9
                                                       -----               -----
                                                       100.0               100.0
                                                       -----               -----
Expenses:
   Direct operating                                     48.8                50.4
   Depreciation of revenue earning equipment            29.5                28.5
   Selling, general and administrative                   9.5                 9.5
   Interest, net of interest income                      7.2                 8.1
                                                       -----               -----
                                                        95.0                96.5
                                                       -----               -----

Income before income taxes                               5.0                 3.5

Provision for taxes on income                            1.7                 1.4
                                                       -----               -----

Income before cumulative effect of change in
  accounting principle                                   3.3%                2.1%
                                                       =====               =====

REVENUES

       Total revenues in the first nine months of 2002 of $3,767.9 million decreased by 1.8% from $3,835.6 million in the first nine months of 2001. Revenues from car rental operations of $3,052.7 million in the first nine months of 2002 increased by $43.9 million, or 1.5% from $3,008.9 million in the first nine months of 2001. The increase was primarily the result of a 7.1% increase in pricing worldwide and an increase of approximately $28.6 million from the effects of foreign currency translation, which was substantially offset by a 5.2% decrease in rental transactions. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currency.

       Revenues from industrial and construction equipment rental operations of $663.0 million in the first nine months of 2002 decreased by $92.3 million, or 12.2% from $755.3 million in the first nine months of 2001. The decrease was principally due to a decrease in rental volume resulting from unfavorable economic conditions in the equipment rental industry.

       Revenues from all other sources of $52.2 million in the first nine months of 2002 decreased by 27.0% from $71.5 million in the first nine months of 2001, principally due to a decline in telecommunication revenues which resulted from the Company's decision, in the fourth quarter of 2001, to exit the telecommunications resale business.

EXPENSES

       Total expenses of $3,580.7 million in 2002 decreased by 3.3% from $3,701.4 million in 2001, and total expenses as a percentage of revenues decreased to 95.0% in 2002 from 96.5% in 2001.

       Direct operating expenses of $1,838.2 million in 2002 decreased by 4.9% from $1,932.0 million in 2001. The decrease was primarily the result of lower costs in car rental and equipment rental operations, including wages, commissions, concession fees, reservation costs, other equipment rental operating costs and the elimination of costs associated with the former telecommunications resale business. The decrease also included a reduction of $22.0 million which resulted from the elimination of goodwill amortization upon the Company's adoption of SFAS No. 142, effective January 1, 2002. See Note 3 to the Notes to the Company's condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Depreciation of revenue earning equipment for the car rental operations of $912.7 million in 2002 increased by 2.4% from $891.2 million in 2001, principally due to an increase in the cost of cars operated in the United States. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $200.5 million in 2002 remained at 2001 levels with a decrease in the size of the fleet being offset by lower net proceeds received in excess of book value on the disposal of used equipment.

       Selling, general and administrative expenses of $356.3 million in 2002 decreased by 2.5% from $365.5 million in 2001. The decrease was principally due to decreases in advertising and sales promotion expenses. The decrease also included $9.7 million of expenses recorded in the first quarter of 2001 related to the merger of the Company with a wholly owned subsidiary of Ford. See Note 2 to the Notes to the Company's condensed consolidated financial statements.

       Interest expense of $273.0 million in 2002 decreased 12.5% from $311.9 million in 2001, primarily due to a decrease in the weighted-average interest rate and lower average debt levels in 2002 and an increase in interest income.

       The tax provision of $61.7 million in the first nine months of 2002 increased 15.6% from $53.4 million in 2001, primarily due to higher income before income taxes in 2002. The effective tax rate in 2002 is 33.0% as compared to 39.8% in 2001. The decrease in the effective tax rate is due primarily to the mix of pretax operating results between countries with different tax rates and the impact on the effective tax rate from the adoption of SFAS No. 142 in 2002 resulting in the elimination of goodwill amortization. See Note 5 to the Notes to the Company's condensed consolidated financial statements.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

       The Company had income before cumulative effect of change in accounting principle of $125.5 million in the first nine months of 2002, representing an increase of $44.7 million from $80.8 million in 2001. The increase was primarily due to improved pricing in the Company's worldwide car rental business and management directed cost controls. These increases were partly offset by continued lower rental volumes after the terrorist attacks of September 11, 2001 and overall economic conditions which have negatively impacted corporate spending levels.

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

OUTLOOK

       The Company believes that vehicle and equipment rentals will remain at diminished levels, primarily reflecting reduced corporate spending in the United States throughout the remainder of 2002. While full year 2002 income before cumulative effect of change in accounting principle will significantly exceed 2001 earnings, it is expected to be substantially below the levels of earnings the Company achieved in the late 1990s and in 2000.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 2002, the Company had cash and cash equivalents of $730.7 million, an increase of $516.7 million from December 31, 2001. The balance at September 30, 2002 included $527.5 million of related party investments, with $446.1 million representing short-term investments in commercial paper issued by Ford Motor Credit Company. These investments are being held until the funds are required for operating purposes or to reduce indebtedness.

       The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash provided by operating activities during the first nine months of 2002 increased approximately $453 million from the first nine months of 2001 primarily due to the decrease in the number of vehicles operated. For the nine months ended September 30, 2002, the Company's expenditures for revenue earning equipment were $7.4 billion (partially offset by proceeds from the sale of such equipment of $5.7 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the nine months ended September 30, 2002, the Company's capital expenditures for property and non-revenue earning equipment were $175.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    To finance its domestic operations, the Company maintains an active unsecured commercial paper program. The Company is also active in the domestic unsecured medium-term and long-term debt markets.

    During the third quarter of 2002, the Company established an Asset Backed Securitization ("ABS") program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes will be issued by wholly owned and consolidated special purpose entities and will be classified as debt on the Company's consolidated balance sheet. The commercial paper notes will have ratings of 'A-1' by Standard & Poors Rating Services, 'Prime-1' by Moody's Investors Service, Inc. and 'F1' by Fitch Ratings. Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($928 million) which expires in September 2003, or a related letter of credit issued under a letter of credit facility ($215 million) which expires in September 2004.

    All debt issued under the ABS program will be collateralized by revenue earning vehicles acquired by the Company for use in its daily rental fleet. As of September 30, 2002, there has been no debt issuance under the Company's ABS program, but the Company plans to issue debt under this program in the fourth quarter of 2002.

    As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured medium-term and long-term debt outstanding as of September 30, 2002 was $5.3 billion with maturities ranging from 2003 to 2028.

    Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Belgium, Ireland and the Netherlands. The Company guarantees only the borrowings under these commercial paper programs and certain credit facilities extended by local banks to the Company's subsidiaries in Canada and Australia. All borrowings by international operations either are in the international operations' local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At September 30, 2002, the total debt for the foreign operations was $1,421 million, of which $1,410 million was short-term (original maturity of less than one year) and $11 million was long-term. At September 30, 2002, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Canada, Ireland, Belgium, the Netherlands and Australian commercial paper programs were $365, $279, $195, $50 and $6, respectively.

    At September 30, 2002, the Company had committed credit facilities totaling $3.1 billion. Currently $1.3 billion of the committed credit facilities are represented by a combination of multi-year and 364-day global committed credit facilities provided by 26 participating banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2002 and currently total $1,212 million with expirations as follows: $137 million on June 30, 2003, $43 million on June 30, 2004, $69 million on June 30, 2005 and $963 million on June 30, 2007. The multi-year facilities that expire in 2007 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 20, 2002, the 364-day facilities were renegotiated and currently $115 million expires on June 19, 2003. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan.

    Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, the Company has waived any right to transfer these commitments back to the 364-day global committed credit facilities without the consent of the participating banks. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company's multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the bank's multi-year facility commitment by one half of the amount of their ABS letter of credit participation. In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million that currently expires on June 30, 2004. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company's senior debt securities.

       On October 16, 2002, Standard & Poors Ratings Services ("S&P") placed the long-term debt ratings of the Company on credit watch with negative implications. At the same time, S&P affirmed the Company's 'A-2' commercial paper rating. On October 30, 2002, S&P affirmed the Company's long-term debt ratings, including its 'BBB' corporate credit rating, after determining the Company's stand-alone credit strength is sufficient to justify maintaining this rating. On October 31, 2002, Fitch Ratings affirmed the Company's long and short-term debt ratings at 'BBB+' and 'F2' respectively, with a negative outlook.

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

OTHER FINANCIAL INFORMATION

       The interim financial information included in this 10-Q Report has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 4.  CONTROLS AND PROCEDURES

       Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

       As required by Rules 13a-15 and 15d-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls, or in other factors which could significantly affect internal controls, subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2002 and 2001.

              15 Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated October 11, 2002, relating to Financial Information.

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

                                    THE HERTZ CORPORATION
                                    (Registrant)

Date: November 13, 2002             By:  /s/ Paul J. Siracusa
                                         ---------------------------------------
                                         Paul J. Siracusa
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (principal financial officer and duly
                                         authorized officer)

                                 CERTIFICATIONS

I, Craig R. Koch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Hertz Corporation (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                    By:  /s/ Craig R. Koch
                                         --------------------------------
                                         Craig R. Koch
                                         President and Chief Executive Officer

I, Paul J. Siracusa, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Hertz Corporation (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                    By:  /s/ Paul J. Siracusa
                                         ---------------------------------
                                         Paul J. Siracusa
                                         Executive Vice President and
                                         Chief Financial Officer

                            EXHIBIT INDEX

12 Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2002 and 2001.

15 Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated October 11, 2002, relating to Financial Information.

99.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.