Form 10-K
period 2002-12-31
HERTZ CORP
filed 2003-03-18
CIK 47129

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR

          |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes | | No |X|

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant: None (As of March 18, 2003, all of the common stock of the Registrant is owned by an affiliate, Ford FSG, Inc.).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 18, 2003: Common Stock, $0.01 par value per share - 100 shares.

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

On March 9, 2001, Ford FSG, Inc. ("FSG"), an indirect wholly owned subsidiary of Ford that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company's outstanding Class A Common Stock that FSG did not already own for $35.50 per share, or approximately $735 million. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger (the "Merger"). After the Merger, all outstanding shares of Class A Common Stock of the Company were owned by FSG, and all shares of Class A Common Stock of the Company previously held by Hertz as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG were cancelled. The Merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of Hertz.

As a result of FSG's acquisition, the Company's Class A Common Stock was no longer traded on the New York Stock Exchange. However, because certain of the Company's debt securities were sold through public offerings, the Company continues to file periodic reports under the Securities Exchange Act of 1934.

In May 2001, the Company amended its certificate of incorporation to change the shares of stock it is authorized to issue to a single class of common stock and changed the outstanding shares of Class A Common Stock into an equal number of shares of the newly authorized common stock.

The Company and its affiliates, associates and independent licensees represent what the Company believes is the largest worldwide general use car rental brand based upon revenues and one of the largest industrial and construction equipment rental businesses in North America based upon revenues. The Company's Hertz brand name is recognized worldwide as a leader in quality rental services and products. The Company, together with its affiliates, associates and independent licensees, currently rents cars and industrial and construction equipment and operates its other businesses from approximately 7,000 locations throughout the United States and in over 150 foreign countries and jurisdictions. For the year ended December 31, 2002, the Company generated revenues, income before income taxes and income before cumulative effect of change in accounting principles of $5.0 billion, $216.4 million and $144.0 million, respectively. Before the cumulative change in accounting principle in 2002, the Company and its predecessors have been profitable in every year since 1952, when one of the Company's predecessors first became a public company. See Note 2 to the Notes to the Company's consolidated financial statements included in this Report.

The Company, which was incorporated in Delaware in 1967, is a successor to corporations that have been engaged in the automobile and truck rental and leasing business since 1918. Prior to December 1987, when Ford first acquired an ownership interest in the Company, the Company had been a subsidiary of UAL Corporation (formerly Allegis Corporation) ("UAL"), which had acquired the Company's outstanding capital stock from RCA Corporation ("RCA") in 1985. See
Note 1 to the Notes to the Company's consolidated financial statements included in this Report.

The Company's principal executive offices are located at 225 Brae Boulevard, Park Ridge, New Jersey 07656. The Company's telephone number is (201) 307-2000 and its web site is www.hertz.com. Access to the Company's periodic reports filed with the Securities and Exchange Commission is available through the Company's web site.

"Hertz," "HERC," "The Source," "Hertz Local Edition," "Hertz #1 Club Gold," "The Hertz #1 Club," and "Hertz NeverLost" are trademarks or service marks of the Company. All other trademarks, service marks or brand names appearing in this Report are the property of their respective holders.

Certain statements contained in this report under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, without limitation, those concerning (i) the Company's outlook and
(ii) the Company's liquidity and capital expenditures, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, economic downturn; competition; the Company's dependence on air travel; terrorist attacks, acts of war or measures taken by governments in response thereto that negatively affect the travel industry; limitations upon the Company's liquidity and capital raising ability; increases in the cost of cars and limitations on the supply of competitively priced cars; seasonality in the Company's businesses; and Ford's continued control of the Company.

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

The Company's worldwide car rental operations and certain other related activities generated $4.1 billion in revenue and $264 million in income before income taxes during 2002.

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

The Company's worldwide industrial and construction equipment rental operations generated $893 million in revenue and $38 million in losses before income taxes during 2002.

OTHER ACTIVITIES
Other activities of the Company include self-insurance operations for both its car rental and industrial and construction equipment rental businesses, the sale of its used cars and equipment and third-party claim management services.

BUSINESS SEGMENTS

The Company's business consists of two significant segments, the rental of cars and light trucks ("car rental"), and the rental of industrial, construction and material handling equipment ("industrial and construction equipment rental"). Set forth below is certain information with respect to these segments, as well as "corporate and other," for the year ended December 31, 2002. Corporate and other includes general corporate expenses, as well as other business activities, such as claim management services. See Note 11 to the Notes to the Company's consolidated financial statements included in this Report.

                                                                    Year Ended December 31, 2002
                                                      ---------------------------------------------------------
                                                                   Industrial and
                                                                    Construction
                                                                      Equipment         Corporate
                                                      Car Rental        Rental          and Other        Total
                                                      ----------   --------------      ----------        ------
                                                                    Dollars in millions
Revenues .....................................          $4,066          $   893           $  9           $4,968
Operating income (pre-tax income before
  interest) ..................................             530               52              1              583
Income (loss) before income taxes ............             264              (38)           (10)             216
Revenue earning equipment, net, at end of year           5,998            1,428             --            7,426

Set forth below is certain information with respect to the Company's U.S. and foreign operations for the year ended December 31, 2002 (substantially all of the Company's foreign operations consist of car rental and industrial and construction equipment rental operations).

                                                                           Year Ended December 31, 2002
                                                                      --------------------------------------
                                                                        U.S.         Foreign          Total
                                                                      ------         -------          ------
                                                                               Dollars in millions
Revenues...................................................           $3,748         $1,220           $4,968
Operating income (pre-tax income before interest)..........              461            122              583
Income before income taxes.................................              131             85              216
Revenue earning equipment, net, at end of year.............            5,908          1,518            7,426

WORLDWIDE CAR RENTAL

U.S. OPERATIONS
CAR RENTAL. The Company provides car rental services throughout the United States in or around all major U.S. cities and operates a nationwide, toll-free reservations system. Car rental facilities are operated at all major airports and in the central business districts and key suburban commercial centers in major U.S. cities.

The Company uses a wide variety of makes and models of cars for daily rental purposes, nearly all of which are current year or the previous year's models. The Company rents cars on a daily, weekend, weekly or monthly basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. The Company's rates vary at different locations depending on local market, competitive and cost factors, and virtually all rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. In addition to car rentals and licensee fees, the Company generates revenues from providing customers with ancillary products and services such as Hertz #1 Club Gold, the Company's Rent It Here - Leave It There program, supplemental equipment (child seats and ski racks), loss or collision damage waiver, liability insurance and personal effects coverage, Hertz NeverLost navigational system and gasoline payment options.

The Company conducts operations in the United States through company-owned and licensee operated locations. Company-owned locations are those locations through which the Company rents cars that it owns, as compared to licensee locations through which licensees rent cars that they own. The Company believes that its extensive worldwide ownership of its operations contributes to the consistency of its high-quality service, strict cost control, fleet utilization, yield management, competitive pricing and the Company's ability to offer one-way rentals through its Rent It Here - Leave It There program. However, in certain smaller domestic markets, the Company has found it more efficient to operate through licensees. At December 31, 2002, the Company owned 95% of all the cars in the combined Company-owned and licensee fleet.

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

AIRPORT OPERATIONS. The Company has concession agreements at 338 airports in the United States. These agreements are entered into with airport authorities, through either negotiation or a bidding process, for a fixed number of car rental counter positions. The agreements typically provide for concession payments based upon a specified percentage of revenue generated at the airport, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

SUBURBAN OPERATIONS. The Company's suburban locations offer a range of services, which may include customer pickup and delivery, insurance replacement, automobile dealer service loaner programs and local use commercial and leisure car rental services. These services are available in major commercial centers and other suburban communities in the United States. The services provided include renting replacement vehicles when customers' personal vehicles are out of service, generally due to an accident, theft or mechanical problem. A significant percentage of these rentals are referrals from insurance companies and car dealerships, which generally pay for all or a significant portion of the costs of such rentals.

INTERNATIONAL OPERATIONS
At December 31, 2002, the Company and its affiliates, associates and licensees, operated in over 150 foreign countries and jurisdictions. In general, international operations are conducted similarly to those of the Company in the United States. Although the Company has found it more efficient to conduct a greater proportion of its international operations through licensees as compared to the Company's U.S. operations, it continues to conduct its operations primarily through Company-owned locations in the major European markets. The international car rental operations of the Company that generated the highest volumes of business in 2002 were those conducted in France, Germany, the United Kingdom, Italy, Canada, Australia, Spain, The Netherlands and Switzerland. In addition, the Company owns operations in Puerto Rico, St. Thomas (USVI), Brazil, New Zealand, Belgium and Luxembourg.

As in the United States, the Company offers Hertz #1 Club Gold service at most major airport locations in all countries with Company-owned operations. The Company's global reservations system allows customers worldwide to book reservations in any of the Company's worldwide markets. Additionally, a local or toll-free telephone number is offered in all major foreign countries which provides access to the Company's global car rental reservations system.

CAR ACQUISITION
The Company believes it is one of the largest private purchasers of new cars in the world. Consequently, the acquisition and disposition of cars are important activities for the Company and have a significant impact on profitability. The Company acquires, subject to availability, a majority of its cars pursuant to various fleet repurchase programs established by automobile manufacturers. Under these programs, automobile manufacturers agree to repurchase cars at a specified price during established repurchase periods, subject to certain car condition and mileage requirements. Repurchase prices under the repurchase programs are based on either (i) a predetermined percentage of original car cost and the month in which the car is returned or (ii) the original capitalization cost less a set daily depreciation amount. These repurchase programs limit the Company's residual risk with respect to cars purchased under the programs. For this reason, cars purchased by car rental companies under repurchase programs are sometimes referred to by industry participants as "non-risk" cars. Conversely, those cars not purchased under repurchase programs for which the car rental company is exposed to residual risk are sometimes referred to as "at-risk" cars. During 2002, non-risk cars as a percentage of all cars purchased by the Company's U.S. operations and international operations were approximately 80% and 74%, respectively.

Over the five years ended December 31, 2002, on a weighted-average basis, approximately 62% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 27% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 2002, approximately 57% of the cars acquired by the Company domestically were manufactured by Ford and approximately 29% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year.

Purchases of cars are financed through funds provided from operations and by active and ongoing global borrowing programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LICENSEES
While the Company believes that its extensive worldwide ownership of its operations provides an important competitive advantage, the Company has found it more efficient to operate through licensees in certain markets. The Company's licensees operate in over 150 countries and jurisdictions worldwide. The Company believes that its licensee arrangements are important to the Company's business because they enable the Company to offer expanded national and international service and a broader Rent It Here - Leave It There program. Licenses are issued principally by the Company's wholly owned subsidiaries, Hertz System, Inc. ("System") and Hertz International, Ltd. ("Hertz International"), under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many foreign countries and jurisdictions.

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

System licenses ordinarily are limited as to transferability without the Company's consent and are terminable by the Company only for cause or after a fixed term. Licensees may generally terminate for any reason on 90 days' notice to System. Initial license fees or the price for the sale to a licensee of a Company-owned location may be payable over a term of several years. New licenses continue to be issued and, from time to time, licensee businesses are purchased by the Company.

CAR LEASING
On August 31, 2000, the Company transferred substantially all of the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus International, Inc. ("Axus"), a wholly owned, vehicle leasing subsidiary of Ford Motor Credit Company ("Ford Credit") for $99.2 million. Effective January 1, 2000, Hertz International entered into a license agreement and management services agreement with Axus, whereby Hertz International has licensed the Hertz name and provides management services to Axus under a five-year contract covering select international markets. Through the third quarter of 2002, Axus operated throughout Europe and in New Zealand and Australia. In the fourth quarter of 2002, Ford Credit sold the Axus operations in Australia and New Zealand and announced an agreement to sell the Axus operations in Europe. In the first quarter of 2003, Ford Credit completed the sale of the Axus operations in Europe. The Company continued to license the Hertz name and provide management services relating to the European operations through the completion of the sale. During 2002, fees earned by the Company from these agreements were approximately $11.5 million.

INDUSTRIAL AND CONSTRUCTION EQUIPMENT RENTAL

HERC's principal business is the rental of industrial and construction equipment. HERC rents a broad range of equipment; major categories include earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, pumps, compaction equipment and construction-related trucks. HERC expanded its operations, mainly as a result of acquisitions, from 1998 through 2000. See Note 5 to the Notes to the Company's consolidated financial statements included in this Report.

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

HERC's rental locations generally are situated in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The average location is two acres in size and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conformed to the specifications of the HERC prototype branch, which stresses efficiency, safety and environmental compliance. Most branches have stand-alone maintenance and fueling facilities and showrooms.

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

INSURANCE

For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states where its vehicles are registered. The Company also self-insures general public liability and property damage for all domestic operations. Effective December 15, 2002, all claims have been retained and borne by the Company up to a limit of $10 million for each occurrence ($5 million prior to December 15, 2002), and the Company maintains insurance with unaffiliated carriers in excess of $10 million up to $695 million (in excess of $5 million up to $725 million from January 1, 2001 to December 15, 2002 and up to $450 million prior to 2001) per occurrence. HCM administers this public liability and property damage program through a network of eight regional offices throughout the United States.

For its international operations, the Company purchases insurance to comply with local legal requirements. Vehicle liability insurance is purchased from the Company's wholly owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Effective December 15, 2002, Probus underwrites the Company's Pan European motor vehicle liability program up to $5 million ($1 million prior to December 15, 2002) per occurrence. Probus reinsures this risk through Hertz International RE Limited, a wholly owned subsidiary of the Company, operating as a reinsurer in Dublin, Ireland. Excess coverage for claims that exceed $5 million per occurrence is maintained with unaffiliated carriers. In foreign operations outside Europe, the Company is self-insured at various amounts up to $317,000 per occurrence and maintains excess liability insurance coverage up to $695 million ($725 million from January 1, 2001 to December 15, 2002 and up to $450 million prior to 2001) per occurrence with unaffiliated carriers.

Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 2002, this liability was estimated at $353.5 million for combined domestic and foreign operations.

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

COMPETITION

The markets in which the Company operates are highly competitive. In any given location, the Company may encounter competition from national, regional and local companies. In the United States, the Company's principal competitors in the business car rental market are Avis Rent A Car Systems, Inc. ("Avis") and ANC Rental Corporation ("ANC"), which operates the "National Car Rental" and "Alamo" brands. In the leisure car rental market, the Company's principal competitors are Avis, ANC, Dollar Thrifty Automotive Group, and Budget Group, Inc. ("Budget"). Budget has recently been acquired by Cendant Corporation which also owns Avis, ANC and certain of its subsidiaries in the U.S. are operating under bankruptcy court protection pursuant to Chapter 11 of the U.S. Bankruptcy
Code.                                5

In Europe, the Company's principal competitors in the car rental market are Avis Europe plc, Europcar, Sixt and National Car Rental. The Company competes primarily on the basis of customer service and price. In addition, the Company believes extensive worldwide ownership of its operations and its access to the global capital markets provide it with an advantage over its competitors.

The Company is expanding its presence in the suburban local use and insurance replacement markets in the United States where Enterprise Rent-A-Car Company is the Company's major competitor.

HERC's competitors in the equipment rental industry range from other large national companies, such as United Rentals, Inc. and the Rental Service Division of Atlas Copco Inc., to many small regional businesses. HERC's competitive success is, in part, due to its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet and its established national accounts program.

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

EMPLOYEES

On December 31, 2002, the Company employed approximately 28,900 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 6,200 employees in the United States are presently in effect under 148 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts covering approximately 2,100 of these employees will expire during 2003. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and a defined contribution plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. The Company has had no material work stoppage as a result of labor problems during the last 10 years. The Company believes its labor relations to be good.

In addition to the employees referred to above, the Company employs a substantial number of temporary workers, and engages outside services, as is customary in the industry, principally for the non-revenue movement of the rental fleet between locations.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

Throughout the world, the Company is subject to numerous types of governmental controls, including those relating to price regulation and advertising, currency controls, labor matters, charge card operations, insurance, environmental protection, used car sales and franchising.

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

The use of automobiles and other vehicles is subject to various governmental requirements designed to limit environmental damage, including those caused by emissions and noise. Generally, these requirements are met by the manufacturer, except in the case of occasional equipment failure requiring repair by the Company. Measures are taken at certain locations in states that require the installation of Stage II Vapor Recovery equipment to reduce the loss of vapor during the fueling process.

The Company operates approximately 400 underground tanks and 1,600 aboveground tanks in the U.S. to store petroleum products, and the Company believes its tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. The Company has established a compliance program for its tanks to ensure that (i) the tanks are properly registered with the state in which the tanks are located; and (ii) the tanks have been either upgraded or replaced to meet federal and state leak detection and spill, overfill and corrosion protection requirements. The Company spent approximately $1.7 million in 2002 to register, upgrade or replace tanks requiring such action.

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

Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of cleanup for which the Company may be liable, in whole or part. Further, at airport-leased properties, the Company may be subject to environmental requirements imposed by airports that are more restrictive than those obligations imposed by environmental regulatory agencies. Accordingly, while the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that the Company's future environmental liabilities will not be material to the Company's consolidated financial position or results of operations or cash flows.

ITEM 2. PROPERTIES.

The Company's owned operations are carried on at 2,916 locations worldwide, including rental and sales offices, car sales locations and service facilities located on or near airports and in central business districts in major cities and suburban areas. Most of these premises are leased, except for 198 that are owned. The Company has various concession agreements with governmental authorities and private companies charged with the operation of airports under arrangements generally providing for payment of rents and a percentage of revenues with a guaranteed annual minimum fee. See Note 10 to the Notes to the Company's consolidated financial statements included in this Report.

The Company owns four major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for its worldwide car rental operations are processed, global strategic information systems are serviced and major domestic and international accounting functions are performed. The Company maintains its executive offices in an owned facility in Park Ridge, New Jersey. The Company also has an owned reservation and financial center near Dublin, Ireland, for centralized European reservation operations and accounting functions, and leases a reservation center in Mobile, Alabama to supplement the capacity of its Oklahoma City reservation center.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

On October 3, 1997, Shannon Leonard, Theresa Moore and Coley Whetsone, Jr. v. Enterprise Rent A Car, The Hertz Corporation, et al. was commenced in Circuit Court of Coosa County, Alabama. Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendant car rental companies and, as part of that rental, purchased optional insurance products. The Company and the other defendants removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). The Company and the other defendants then filed a series of motions which sought dismissal of the various causes of action based upon the judge's initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January 2000, and the plaintiffs subsequently appealed to the United States Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. In January 2002, the Court of Appeals vacated the District Court's judgment and directed the District Court to remand the case to the court from which it had been removed (Circuit Court of Coosa County, Alabama). Following the remand, the Company and the other defendants filed a motion to dismiss. Oral arguments were heard on that motion on August 20, 2002, but the court has not yet rendered its decision.

On March 1, 2002, Bowdoin Square, L.L.C. v Winn-Dixie Montgomery, Inc., Wal-Mart Stores East, Inc., The Hertz Corporation, et al. was commenced in the Circuit Court for Madison County, Alabama. The complaint alleges that the Company, Wal-Mart Stores East, Inc. and other defendants violated certain private land use restrictions and intentionally interfered with plaintiff's contractual relationship with its tenant, Winn-Dixie Montgomery, Inc., when the Company subleased a former Wal-Mart store located in a shopping center in Saraland (Mobile County), Alabama, for use as a reservation call center. The complaint also alleges that the Company and other defendants negligently and wantonly injured the value of plaintiff's interest in the shopping center. A motion to transfer the case to the Circuit Court for Mobile County, Alabama, was granted in September 2002, and the Company has now filed its answer to the complaint.

On July 29, 2002, James Han, individually and on behalf of all other similarly situated, v. The Hertz Corporation was commenced in the Supreme Court of the State of New York, County of New York. Han purports to be a class action on behalf of persons who rented private passenger vehicles from the Company in New York under rental agreements containing provisions which allegedly violate the express provisions of Section 396-z of the General Business Law of New York and New York's consumer fraud statute (i.e., Section 349 of the General Business
Law). More specifically, it is alleged that rental agreements used by the Company in New York included provisions that impose liability upon renters beyond the statutorily permitted amounts and that the rental agreements failed to disclose to renters their rights and responsibilities concerning vehicle damage. The parties have agreed to bifurcate class discovery and damages discovery and have engaged in a limited amount of class discovery. The Company has filed a motion for summary judgment and the plaintiff has filed a motion for class certification. Reply briefs are to be filed shortly.

On August 1, 2002, Jennifer Myers, an individual and on behalf of all others similarly situated v. The Hertz Corporation was filed in the United States District Court for the Eastern District of New York. The complaint alleges a nationwide "opt-in collective action" on behalf of all Senior Station Managers, Station Managers and "B" Station Managers employed by the Company throughout the United States, contesting their exempt classification and seeking payment of overtime compensation under the federal Fair Labor Standards Act. The complaint also contains a subclass for all such managers employed in New York for alleged violations of state labor laws. On August 22, 2002, the Company served its answer to the complaint and denied the substantive allegations. Discovery has now commenced.

The Company believes it has meritorious defenses in the foregoing matters and will defend itself vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Omitted.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

All shares of the Company's Common Stock at December 31, 2002 were owned by Ford FSG, Inc., a wholly owned subsidiary of Ford and, as such, there is no market for the Company's Common Stock.

The Company did not pay any dividends in 2002. In 2001, the Company paid cash dividends in the aggregate of $21.6 million.

Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 2002, approximately $1,008 million of consolidated stockholder's equity was free of such limitations.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated income statement data for each of the years in the three-year period ended December 31, 2002, and consolidated balance sheet data as of December 31, 2002 and 2001 presented below (other than the ratio of earnings to fixed charges) were derived from the audited consolidated financial statements of the Company and the related notes thereto included in this Report. The selected consolidated income statement data for each of the years in the two-year period ended December 31, 1999, and consolidated balance sheet data as of December 31, 2000, 1999 and 1998 presented below (other than the ratio of earnings to fixed charges) were derived from audited consolidated financial statements of the Company and the related notes thereto not included in this Report. The financial data presented below and the related notes thereto should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in this Report.

                                                                           Years ended, or at December 31,
                                                            -----------------------------------------------------------
                                                               2002         2001         2000        1999        1998
                                                            ---------    ---------    ---------   ---------   ---------
                                                                              Dollars in millions
INCOME STATEMENT DATA
  Revenues
      Car rental ........................................   $ 4,005.6    $ 3,823.9    $ 3,980.6   $ 3,728.5   $ 3,484.8
      Industrial and construction equipment rental ......       892.6      1,003.4        969.6       842.9       631.3
      Other (a) .........................................        69.9         88.5        123.3       144.3       122.2
                                                            ---------    ---------    ---------   ---------   ---------
           Total revenues ...............................     4,968.1      4,915.8      5,073.5     4,715.7     4,238.3
                                                            ---------    ---------    ---------   ---------   ---------
  Expenses (b)
      Direct operating ..................................     2,428.8      2,574.1      2,303.3     2,133.5     1,958.4
      Depreciation of revenue earning equipment (c) .....     1,499.5      1,462.3      1,323.5     1,228.0     1,068.4
      Selling, general and administrative ...............       457.0        472.0        451.0       452.4       439.8
      Interest, net of interest income of $10.3,
            $9.0, $13.5, $12.2 and $11.5 ................       366.4        404.7        414.8       341.4       306.3
                                                            ---------    ---------    ---------   ---------   ---------
           Total expenses ...............................     4,751.7      4,913.1      4,492.6     4,155.3     3,772.9
                                                            ---------    ---------    ---------   ---------   ---------
  Income before income taxes ............................       216.4          2.7        580.9       560.4       465.4
  Provision (benefit) for taxes on income (d) ...........        72.4        (20.6)       222.5       224.4       188.4
                                                            ---------    ---------    ---------   ---------   ---------
  Income before cumulative effect of change in accounting
     principle ..........................................       144.0         23.3        358.4       336.0       277.0

  Cumulative effect of change in accounting principle (e)      (294.0)          --           --          --          --
                                                            ---------    ---------    ---------   ---------   ---------
  Net income (loss) .....................................   $  (150.0)   $    23.3    $   358.4   $   336.0   $   277.0
                                                            =========    =========    =========   =========   =========


  Ratio of earnings to fixed charges (f) ................         1.4          1.0          2.1         2.3         2.2
                                                            =========    =========    =========   =========   =========
BALANCE SHEET DATA
  Revenue earning equipment, net
      Cars ..............................................   $ 5,998.3    $ 5,220.4    $ 5,186.2   $ 4,762.3   $ 4,472.5
      Other equipment ...................................     1,427.6      1,631.3      1,736.3     1,501.4     1,309.5
  Total assets ..........................................    11,128.9     10,158.4     10,620.0    10,136.7     8,872.6
  Total debt ............................................     7,043.2      6,314.0      6,676.0     6,602.2     5,759.8
  Stockholder's equity ..................................     1,921.9      1,984.4      1,984.1     1,674.0     1,393.8

(a) Includes fees from licensees (other than expense reimbursements) and revenues from car leasing operations, telecommunications services through 2001 and claim management services. Certain foreign car leasing operations were transferred to an affiliated company on August 31, 2000.

(b) Certain prior year amounts have been reclassified to conform with current reporting.

(c) For 2002, 2001, 2000, 1999 and 1998, depreciation of revenue earning equipment includes a net gain of $10.8 million, a net loss of $1.6 million, and net gains of $54.5 million, $42.3 million and $24.0 million, respectively, from the disposal of revenue earning equipment. Effective January 1, 2000, certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment used in the industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized upon disposal of the equipment. As a result of this change, depreciation of revenue earning equipment for the year 2000 decreased by $12.9 million.

(d) Includes benefits of $30.2 million in 2001 and $3.8 million in 2000 from certain foreign tax credits.

(e) Cumulative effect of change in accounting principle represents the after-tax, non-cash charge in 2002, related to impairment of goodwill in the Company's industrial and construction rental business, recognized in accordance with the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is engaged principally in the business of renting cars and renting industrial and construction equipment.

The Company's revenues principally are derived from rental and related charges and consist of:

      - Car rental revenues (revenues from all owned car operations, including loss or collision damage waivers, liability insurance and other products);

      -     Industrial and construction equipment rental revenues; and

      - Other revenues (fees from the Company's licensees, revenues from the Company's claim management services and, prior to 2002, from telecommunications services).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. For additional discussion of the Company's accounting policies, see Note 1 to the Notes to the Company's consolidated financial statements included in this Report.

REVENUE EARNING EQUIPMENT
The Company's principal assets are Revenue Earning Equipment ("REE"), which represents 67% of total assets at December 31, 2002. REE consists of vehicles utilized in car rental operations and industrial and construction equipment rented by HERC. During 2002, 78% of the vehicles purchased for the Company's car rental fleet were subject to repurchase by automobile manufacturers under contractual guaranteed repurchase programs, subject to certain manufacturers' car condition and mileage requirements, at a specific price during a specified time period. These programs limit the Company's residual risk with respect to vehicles purchased under the programs. For all other vehicles, as well as equipment acquired by HERC, the Company uses historical experience and monitors market conditions to set depreciation rates. When REE is acquired, the Company estimates the period it will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the REE. Upon disposal of the REE, depreciation expense is adjusted for the difference between the net proceeds from the sale and the remaining book value. As market conditions change, the Company adjusts its depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions.

PUBLIC LIABILITY AND PROPERTY DAMAGE
The obligation for public liability and property damage on self-insured domestic and foreign vehicles and equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history. If actual results differ from these assumptions, the amount of the Company's recorded liability is adjusted to reflect these results.

PENSIONS
The Company's employee pension costs and obligations are dependent on the Company's assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company's recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the Company's pension costs and obligations. See Note 6 to the Notes to the Company's consolidated financial statements included in this Report.

GOODWILL
The Company reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also reviews goodwill annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. In addition, SFAS No. 142 requires that goodwill be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. The Company estimates the fair value of its reporting units using a discounted cash flow methodology. A significant decline in the projected cash flows used to determine fair value could result in a goodwill impairment charge. See Note 2 to the Notes to the Company's consolidated financial statements included in this Report.

RESULTS OF OPERATIONS

The following table sets forth for each of the years indicated, the percentage of operating revenues represented by certain items in the Company's consolidated statement of operations:

                                                                       Percentage of Revenues
                                                                    ---------------------------
                                                                            Years Ended
                                                                           December 31,
                                                                    ---------------------------
                                                                     2002      2001       2000
                                                                    ------    ------     ------
Revenues:
  Car rental ....................................................     80.6%     77.8%      78.5%
  Industrial and construction equipment rental ..................     18.0      20.4       19.1
  Other .........................................................      1.4       1.8        2.4
                                                                    ------    ------     ------
                                                                     100.0     100.0      100.0
                                                                    ------    ------     ------
Expenses:
  Direct operating ..............................................     48.9      52.4       45.4
  Depreciation of revenue earning equipment .....................     30.2      29.7       26.1
  Selling, general and administrative ...........................      9.2       9.6        8.9
  Interest, net of interest income ..............................      7.3       8.2        8.2
                                                                    ------    ------     ------
                                                                      95.6      99.9       88.6
                                                                    ------    ------     ------

Income before income taxes ......................................      4.4       0.1       11.4
Provision (benefit) for taxes on income .........................      1.5      (0.4)       4.3
                                                                    ------    ------     ------

Income before cumulative effect of change in accounting principle      2.9%      0.5%       7.1%
                                                                    ======    ======     ======

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

REVENUES

Total revenues of $4,968.1 million in 2002 increased by 1.1% from $4,915.8 million in 2001.

Revenues from car rental operations of $4,005.6 million in 2002 increased by 4.8% from $3,823.9 million in 2001. This increase of $181.7 million was primarily the result of an 8.5% increase in pricing worldwide and an increase of approximately $48.3 million from the effects of foreign currency translation, which was substantially offset by a 4.1% decrease in rental transactions in the United States. The translation impact of exchange rates on net income is not significant because the majority of the Company's foreign expenses are also incurred in local currency.

Revenues from industrial and construction equipment rental operations of $892.6 million in 2002 decreased by 11.0% from $1,003.4 million in 2001. This $110.8 million decrease was principally due to a decrease in rental volume resulting from unfavorable economic conditions in the equipment rental industry worldwide.

Revenues from all other sources of $69.9 million in 2002 decreased by 21.0% from $88.5 million in 2001, principally due to a decline in telecommunication revenues which resulted from the Company's decision, in the fourth quarter of 2001, to exit the telecommunications resale business.

EXPENSES

Total expenses of $4,751.7 million in 2002 decreased by 3.3% from $4,913.1 million in 2001, and total expenses as a percentage of revenues decreased to 95.6% in 2002 from 99.9% in 2001, principally due to an increase in revenues and cost reductions.

Direct operating expenses of $2,428.8 million in 2002 decreased by 5.6% from $2,574.1 million in 2001. The decrease was primarily the result of lower costs in car rental and equipment rental operations, including commissions, concession fees, reservation costs, other equipment rental operating costs and the elimination of costs associated with the former telecommunications resale business. The decrease also included a reduction of $29.2 million which resulted from the elimination of goodwill amortization upon the Company's adoption of SFAS No. 142, effective January 1, 2002. See Note 2 to the Notes to the Company's consolidated financial statements included in this Report.

Depreciation of revenue earning equipment for the car rental operations of $1,228.5 million in 2002 increased by 3.2% from $1,190.9 million in 2001, principally due to an increase in the cost of cars operated in the United States, partially offset by higher net proceeds received in excess of book value on the disposal of vehicles in the United States.

Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $271.0 million in 2002 remained at 2001 levels with a decrease in the size of the fleet being offset by lower net proceeds received in excess of book value on the disposal of equipment.

Selling, general and administrative expenses of $457.0 million in 2002 decreased by 3.2% from $472.0 million in 2001. The decrease was principally due to decreases in advertising and sales promotion expenses. These decreases were partly offset by an increase in administrative expenses attributable to an increase in incentive compensation expense relating to the improvement in earnings in 2002.

Interest expense of $366.4 million in 2002 decreased 9.5% from $404.7 million in 2001, primarily due to a decrease in the weighted-average interest rate in 2002 and an increase in interest income.

A tax provision of $72.4 million was provided in 2002, as compared to a tax benefit of $20.6 million recognized in 2001. The increase in the income tax provision was primarily due to higher income before income taxes in 2002 and higher foreign tax credits recorded in 2001. The effective tax rate in 2002 was 33.4%. The effective tax rate in 2001 was 31.5% after adjusting for the effects of foreign tax credits, non-deductible goodwill amortization and an increase in the valuation allowance. The increase in the effective tax rate was due primarily to the mix of pretax operating results between countries with different tax rates and restrictions in 2001 on the carryforward of certain state tax losses. See Notes 1 and 9 to the Notes to the Company's consolidated financial statements included in this Report.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The Company had income before cumulative effect of change in accounting principle of $144.0 million in 2002, representing an increase of $120.7 million from $23.3 million in 2001. The increase was primarily due to an improved pricing environment in the Company's worldwide car rental business, lower interest expense and cost reductions. These increases were partly offset by continued lower car and equipment rental volumes after the terrorist attacks of September 11, 2001 and overall economic conditions, which have negatively impacted corporate spending levels in the United States and certain European countries.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The Company recorded a non-cash charge of $294 million upon the adoption of SFAS No. 142, effective January 1, 2002. The charge related to the industrial and construction equipment rental segment. The goodwill write-off was the result of a reduction in projected cash flows used to determine fair value due to the unfavorable economic conditions as of the date of adoption, which reduced demand for industrial and construction equipment in North America.

OUTLOOK

The Company believes that business travel and equipment rentals will remain at current levels in 2003, reflecting continued weak economic conditions and related reductions in corporate spending. The Company expects full year 2003 income before income taxes to improve over 2002 levels as the economy gradually improves. This assessment does not take into account any impact a potential war or additional terrorist attacks may have on the economy, the travel industry and the equipment rental industry.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had cash and cash equivalents of $601.3 million, an increase of $387.3 million from December 31, 2001. The balance at December 31, 2002 included $424.1 million of related party investments, with $326.7 million representing short-term investments in commercial paper issued by Ford Credit and its subsidiaries. These investments are being held until the funds are required for operating purposes or to reduce indebtedness.

The Company's domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company's primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash provided by operating activities during 2002 decreased approximately $577 million from 2001 primarily due to the increase in net revenue earning vehicle expenditures. For the year ended December 31, 2002, the Company's expenditures for revenue earning equipment were $9.9 billion (partially offset by proceeds from the sale of such equipment of $8.1 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the year ended December 31, 2002, the Company's capital expenditures for property and non-revenue earning equipment were $221.2 million.

To finance its domestic operations, the Company maintains active unsecured and secured commercial paper programs. The Company is also active in the domestic unsecured medium-term and long-term debt markets.

During the third quarter of 2002, the Company established an Asset Backed Securitization ("ABS") program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose financing entities and are included in debt in the Company's consolidated balance sheet. The commercial paper notes have ratings of A-1 by Standard & Poors, Prime-1 by Moody's Investors Service, Inc. and F1 by Fitch Ratings. Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($928 million), which expires in September 2003, or a related letter of credit issued under a letter of credit facility ($215 million) which expires in September 2004.

All debt issued under the ABS program is collateralized by the assets of the ABS program, consisting of revenue earning vehicles acquired for use in the Company's domestic daily rental fleet, restricted cash and investments, and certain receivables related to the revenue earning vehicles. As of December 31, 2002, $513.7 million of asset backed commercial paper was outstanding under the Company's ABS program.

As the need arises, it is the Company's intention to issue either unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured medium-term and long-term debt outstanding as of December 31, 2002 was $5.1 billion with maturities ranging from 2003 to 2028. At December 31, 2002, there was no secured medium-term or long-term debt outstanding.

Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Belgium, Ireland and the Netherlands. The Company guarantees only the commercial paper borrowings of its subsidiaries in Belgium, Ireland and the Netherlands, and guarantees commercial paper and short-term bank loans of its subsidiaries in Australia and Canada. All borrowings by international operations are either in the international operation's local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At December 31, 2002, total debt for the foreign operations was $1,181 million, of which $1,171 million was short-term (original maturity of less than one year) and $10 million was long-term. At December 31, 2002, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Australia, Belgium, Canada and Ireland were $6, $152, $271 and $290, respectively.

At December 31, 2002, the Company's contractual cash obligations relating to existing debt, operating leases and concession agreements, in millions, were as follows: 2003; $2,882; 2004, $1,073; 2005, $733; 2006, $356; 2007, $570; after
2007, $2,497.

At December 31, 2002, the Company had committed credit facilities totaling $3.0 billion. Currently $1.3 billion of the committed credit facilities are represented by a combination of multi-year and 364-day global committed credit facilities provided by 26 participating banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2002 and currently total $1,212 million with expirations as follows: $137 million on June 30, 2003, $43 million on June 30, 2004, $69 million on June 30, 2005 and $963 million on June 30, 2007. The multi-year facilities that expire in 2007 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 20, 2002, the 364-day global committed credit facilities, which total $115 million, were renegotiated and currently expire on June 19, 2003. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan.

Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, the Company has waived the right to transfer them back to the 364-day global committed credit facilities without the consent of the participating banks. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company's multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the bank's multi-year facility commitment by one half of the amount of their ABS letter of credit participation.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2004. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company's senior debt securities. A commitment fee of .135% per annum is payable on the unused available credit.

The Company's short- and long-term debt is rated by four nationally-recognized statistical rating organizations: Fitch, Inc. ("Fitch"); Moody's Investors Service, Inc. ("Moody's"); Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P"); and Dominion Bond Rating Service Limited ("DBRS") in Canada. Debt ratings reflect an assessment by the rating agencies of the credit risk associated with particular securities issued by the Company. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. Long- and short-term debt ratings of BBB- and F3 or higher by Fitch, Baa3 and Prime-3 or higher by Moody's, BBB-, A3 or higher by S&P and BBB and R-2 or higher by DBRS are considered "investment grade." However, debt ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria in evaluating the risk associated to a company, and therefore ratings should be evaluated independently for each rating agency.

On January 11, 2002, Fitch lowered the Company's long-term debt rating from A-to BBB+ and confirmed the Company's short-term debt rating of F2. Fitch confirmed the rating outlook as negative. On October 31, 2002, Fitch affirmed the Company's long and short-term debt ratings at BBB+ and F2, respectively, with a rating outlook of negative. On January 11, 2002, S&P changed the rating outlook for the Company to negative. On October 16, 2002, S&P placed the long-term debt rating of the Company on CreditWatch with negative implications. At the same time, S&P affirmed the Company's A2 commercial paper rating. On October 30, 2002, S&P affirmed the Company's long-term debt ratings, including its BBB corporate credit rating, after determining the Company's stand-alone credit strength as sufficient to justify maintaining this rating. On January 16, 2002, Moody's lowered the Company's long-term debt rating from Baa1 to Baa2 and confirmed the short-term debt rating of Prime-2. Moody's confirmed the rating outlook as negative. On December 10, 2002, Moody's confirmed the Company's long-term debt rating at Baa2, short-term debt rating at Prime-2 and its rating outlook as negative. On October 17, 2002, DBRS confirmed the Company's Canadian short-term debt rating as R-1 (low) with a stable trend and the Company's corporate and Canadian long-term debt ratings as BBB (high). The
Company's corporate and Canadian long-term debt ratings trend was changed from stable to negative.

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

The table below shows capital expenditures (net of proceeds received from the sale of revenue earning equipment) and financial results by quarter for 2002 and 2001.

                                                                           Operating
                                          Capital                        Income (Loss)      Income
                                        Expenditures                       (Pre-Tax         (Loss)
                                        (Net of Sale                     Income (Loss)      Before           Net
                                          Proceeds                          Before          Income         Income
                                         Received)         Revenues      Interest)(1)      Taxes(1)      (Loss)(2)(3)
                                        ------------       --------      -------------     --------      ------------
                                                                    Dollars in millions
  2002
    First Quarter................        $   861.4         $1,088.8          $ 25.9        $  (59.2)       $(342.1)
    Second Quarter...............          1,160.8          1,262.5           173.2            84.0           65.5
    Third Quarter................           (185.9)         1,416.6           261.2           162.4          108.1
    Fourth Quarter...............            233.3          1,200.2           122.5            29.2           18.5
                                         ---------         --------          ------        --------        -------
      Total Year.................        $ 2,069.6         $4,968.1          $582.8        $  216.4        $(150.0)
                                         =========         ========          ======        ========        =======

  2001
    First Quarter................        $ 1,177.6         $1,180.9          $ 96.0        $   (5.8)       $  (3.9)
    Second Quarter...............          1,309.4          1,285.5           188.7            85.8           59.2
    Third Quarter................           (414.1)         1,369.2           161.4            54.2           25.5
    Fourth Quarter...............           (397.4)         1,080.2           (38.7)         (131.5)         (57.5)
                                         ---------         --------          ------        --------        -------
      Total Year.................        $ 1,675.5         $4,915.8          $407.4        $    2.7        $  23.3
                                         =========         ========          ======        ========        =======

(1) Includes $9.7 million in the first quarter of 2001 for expenses associated with the Merger.

(2) Includes $294 million after tax non-cash charge in the first quarter of 2002 related to impairment of goodwill in the Company's industrial and construction equipment rental segment, in accordance with SFAS No. 142.

(3) Includes credits to the "Provision (benefit) for taxes on income" of $30.2 million in the fourth quarter of 2001, from the benefit of certain foreign tax credits.

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

INTEREST RATE RISK
From time to time, the Company and its subsidiaries enter into interest rate swap agreements to manage exposures to fluctuations in interest rates. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to its earnings assuming various changes in market interest rates. At December 31, 2002, there were no interest rate swaps outstanding. Assuming an instantaneous increase of one percentage point in interest rates on the existing debt portfolio, the Company's net income would decline by approximately $16 million over a 12-month period.

FOREIGN CURRENCY RISK
The Company and its subsidiaries have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates, principally for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect the consolidated financial position, results of operations or cash flows of the Company. The Company's risk with respect to currency option contracts is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding at December 31, 2002, were approximately $1.3 million.

RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company will adopt this statement, effective January 1, 2003, and management does not believe it will have a material effect on the Company's financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and recognition of liabilities for costs associated with exit or disposal activities, requiring that such liabilities be recognized and measured initially at fair value only when a liability is incurred. SFAS No. 146 will be effective for disposal activities that are initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146, as of January 1, 2003, will have a material effect on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable prospectively to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements issued after December 15, 2002. Management does not believe the adoption of FIN 45 will have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company has included the required disclosure information in Note 12 to the Notes to the Company's consolidated financial statements included in this Report.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the effects of stock-based compensation. The annual and interim disclosure guidance of SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company will adopt the fair value recognition provisions of SFAS No. 123, effective January 1, 2003 prospectively to all unvested employee awards as of January 1, 2003, and to all new awards granted to employees after January 1, 2003, using the modified prospective method of adoption under SFAS No. 148. Had the compensation cost of the Company's stock-based compensation plans been determined based on the fair value methods of SFAS No. 123, the Company's net loss would have been $157.2 million in 2002 and net income would have been $13.6 million and $347.4 million in 2001 and 2000, respectively.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities. FIN 46 is effective for all variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 15, 2003. Management does not believe the adoption of FIN 46 will affect the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 11 to 19 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 on page 47 present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 on page 47, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.


                                       PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 17, 2003

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                    December 31,
                                                                            ----------------------------
                                                                                2002            2001
                                                                            ------------    ------------
                                                                                Dollars in thousands
                                     ASSETS
Cash and equivalents (Note 14) ..........................................   $    601,263    $    213,997
Receivables, less allowance for doubtful accounts of $29,047 and
  $38,886 (Schedule II and Note 3) ......................................      1,021,663         919,041
Due from affiliates (Note 8) ............................................        251,299         143,302
Inventories, at lower of cost or market .................................         71,842          65,881
Prepaid expenses and other assets (Notes 3, 4 and 5) ....................        126,180         103,727
Revenue earning equipment, at cost (Notes 3 and 8):
  Cars ..................................................................      6,708,139       5,821,722
    Less accumulated depreciation .......................................       (709,817)       (601,318)
  Other equipment .......................................................      2,290,394       2,396,295
    Less accumulated depreciation .......................................       (862,808)       (764,975)
                                                                            ------------    ------------
        Total revenue earning equipment .................................      7,425,908       6,851,724
                                                                            ------------    ------------
Property and equipment, at cost:
  Land, buildings and leasehold improvements ............................      1,123,779       1,013,376
  Service equipment .....................................................      1,011,581         917,118
                                                                            ------------    ------------
                                                                               2,135,360       1,930,494
    Less accumulated depreciation .......................................     (1,023,591)       (874,593)
                                                                            ------------    ------------
        Total property and equipment ....................................      1,111,769       1,055,901
                                                                            ------------    ------------
Goodwill and other intangible assets (Notes 2 and 5) ....................        519,021         804,840
                                                                            ------------    ------------
        Total assets ....................................................   $ 11,128,945    $ 10,158,413
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable (Note 8) ...............................................   $    506,170    $    457,991
Accrued salaries and other compensation .................................        322,612         247,824
Other accrued liabilities ...............................................        466,752         407,464
Accrued taxes ...........................................................         52,753          72,077
Debt (Notes 3 and 14) ...................................................      7,043,197       6,314,032
Public liability and property damage (Schedule II) ......................        353,474         315,845
Deferred taxes on income (Note 9) .......................................        462,100         358,800
Commitments and contingencies (Notes 10, 12 and 14)
Stockholder's equity (Notes 1, 3 and 5):
  Common Stock, $0.01 par value, 3,000 shares authorized,
    100 shares issued ...................................................             --              --
  Additional capital paid-in ............................................        983,132         983,132
  Retained earnings .....................................................        955,131       1,105,083
  Accumulated other comprehensive loss (Note 4) .........................        (16,376)       (103,835)
                                                                            ------------    ------------
        Total stockholder's equity ......................................      1,921,887       1,984,380
                                                                            ------------    ------------

        Total liabilities and stockholder's equity ......................   $ 11,128,945    $ 10,158,413
                                                                            ============    ============

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                             Years ended December 31,
                                                                    ------------   -----------    ----------
                                                                       2002           2001          2000
                                                                    -----------    -----------    ----------
                                                                               Dollars in thousands
Revenues:
  Car rental ....................................................   $ 4,005,620    $ 3,823,946    $3,980,627
  Industrial and construction equipment rental ..................       892,646      1,003,379       969,642
  Other (Note 5) ................................................        69,873         88,466       123,249
                                                                    -----------    -----------    ----------
        Total revenues ..........................................     4,968,139      4,915,791     5,073,518
                                                                    -----------    -----------    ----------

Expenses:
  Direct operating ..............................................     2,428,820      2,574,063     2,303,316
  Depreciation of revenue earning equipment (Note 8) ............     1,499,568      1,462,310     1,323,501
  Selling, general and administrative ...........................       456,986        472,018       450,970
  Interest, net of interest income of $10,339, $9,034 and $13,520
     (Note 3) ...................................................       366,371        404,677       414,867
                                                                    -----------    -----------    ----------
        Total expenses ..........................................     4,751,745      4,913,068     4,492,654
                                                                    -----------    -----------    ----------
Income before income taxes ......................................       216,394          2,723       580,864
Provision (benefit) for taxes on income (Note 9) ................        72,346        (20,544)      222,456
                                                                    -----------    -----------    ----------
Income before cumulative effect of change in accounting principle       144,048         23,267       358,408

Cumulative effect of change in accounting principle (Note 2) ....      (294,000)            --            --
                                                                    -----------    -----------    ----------
Net income (loss) (Note 7) ......................................   $  (149,952)   $    23,267    $  358,408
                                                                    ===========    ===========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                             Unamortized                 Accumulated
                                                 Additional   Restricted                     Other                        Total
                                       Common     Capital       Stock       Retained    Comprehensive     Treasury    Stockholder's
                                        Stock     Paid-In       Grants      Earnings         Loss           Stock        Equity
                                      --------   ----------  -----------   -----------  --------------   -----------  -------------
                                                                        Dollars in thousands
Balance at
DECEMBER 31, 1999 ..................    $1,083     $982,298      $(3,452)   $  766,513    $  (52,499)      $(19,952)   $1,673,991
  Comprehensive Income
    Net income .....................                                           358,408                                    358,408
    Translation adjustment changes                                                           (32,179)                     (32,179)
    Unrealized holding gains on
     securities ....................                                                             307                          307
    Minimum pension liability
      adjustment, net of tax of $527                                                             101                          101
                                                                                                                       ----------
        Total Comprehensive Income .                                                                                      326,637
                                                                                                                       ----------
    Adjustment for transfer of
      leasing operations to company
      under common control .........                 16,444                                                                16,444
  Cash dividends on Common Stock.                                              (21,520)                                   (21,520)
  Acquisition of Treasury Stock.....                                                                        (25,124)      (25,124)
  Exercise of stock options ........                 (5,559)                                                 13,010         7,451
  Tax benefits from stock options
    and restricted stock ...........                  3,480                                                                 3,480
  Issuance of 100,000 shares of
     restricted stock grants .......                   (556)      (5,012)                                     5,568            --
  Amortization of restricted
     stock grants ..................                               2,710                                                    2,710
  Forfeiture of 9,862 shares of
     restricted stock grants .......                   (236)         236                                                       --
                                        ------     --------    ---------   -----------    ----------      ---------    ----------
DECEMBER 31, 2000 ..................     1,083      995,871       (5,518)    1,103,401       (84,270)       (26,498)    1,984,069
  Comprehensive Income
    Net income .....................                                            23,267                                     23,267
    Translation adjustment changes .                                                         (19,919)                     (19,919)
    Unrealized holding losses on
     securities ....................                                                              (5)                          (5)
    Minimum pension liability
     adjustment, net of tax of $16 .                                                             359                          359
                                                                                                                       ----------
        Total Comprehensive Income .                                                                                        3,702
                                                                                                                       ----------
  Cash dividends on Common Stock.                                              (21,585)                                   (21,585)
  Exercise of stock options ........                 (5,609)                                                 15,602         9,993
  Tax benefits from stock options
     and restricted stock ..........                  2,683                                                                 2,683
  Amortization of restricted
     stock grants ..................                               5,518                                                    5,518
  Ford acquisition of
     minority interest .............    (1,083)      (9,813)                                                 10,896            --
                                        ------     --------    ---------   -----------    ----------      ---------    ----------
DECEMBER 31, 2001 ..................        --      983,132           --     1,105,083      (103,835)            --     1,984,380
  Comprehensive Income
    Net loss .......................                                          (149,952)                                  (149,952)
    Translation adjustment changes                                                            93,537                       93,537
    Unrealized holding gains on
      securities ...................                                                             475                          475
    Minimum pension liability
      adjustment, net of tax of
        $3,040 .....................                                                          (6,553)                      (6,553)
                                                                                                                       ----------
        Total Comprehensive Loss....                                                                                      (62,493)
                                        ------     --------    ---------   -----------    ----------      ---------    ----------
DECEMBER 31, 2002 ..................    $   --     $983,132    $      --   $   955,131    $  (16,376)     $      --    $1,921,887
                                        ======     ========    =========   ===========    ==========      =========    ==========

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Years ended December 31,
                                                                      -----------------------------------------
                                                                          2002           2001           2000
                                                                      -----------    -----------    -----------
                                                                                Dollars in thousands
Cash flows from operating activities:
  Net income (loss) ...............................................   $  (149,952)   $    23,267    $   358,408
  Non-cash expenses:
      Cumulative effect of change in accounting principle .........       294,000             --             --
      Depreciation of revenue earning equipment ...................     1,499,568      1,462,310      1,323,501
      Depreciation of property and equipment ......................       155,424        166,526        137,882
      Amortization of intangibles .................................         1,346         30,697         29,842
      Amortization of restricted stock grants .....................            --          5,518          2,710
      Provision for public liability and property damage ..........       145,010        136,772        108,681
      Provision for losses for doubtful accounts ..................        15,570         44,316         31,893
      Tax benefit from exercise of stock options and restricted
        stock .....................................................            --          2,683          3,480
      Deferred income taxes .......................................       103,300        (47,700)       135,400
  Revenue earning equipment expenditures ..........................    (9,946,271)    (9,284,021)    (9,066,826)
  Proceeds from sales of revenue earning equipment ................     8,065,848      7,839,440      6,972,992
  Changes in assets and liabilities, net of effects of purchase and sale of operations:
      Receivables .................................................        (3,179)       128,837       (123,632)
      Due from affiliates .........................................      (107,997)       200,266        355,044
      Inventories and prepaid expenses and other assets ...........       (27,990)        35,869        (29,164)
      Accounts payable ............................................         1,099        (77,781)        17,326
      Accrued liabilities .........................................        88,481         80,563        (13,577)
      Accrued taxes ...............................................       (16,673)       (82,786)         9,585
  Payments of public liability and property damage claims and
    expenses ......................................................      (120,486)       (90,996)      (125,272)
                                                                      -----------    -----------    -----------
    Net cash flows (used in) provided by operating activities .....   $    (2,902)   $   573,780    $   128,273
                                                                      -----------    -----------    -----------

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Years ended December 31,
                                                                      -------------------------------------
                                                                         2002           2001         2000
                                                                      ---------    -----------    ---------
                                                                              Dollars in thousands
Cash flows from investing activities:
  Property and equipment expenditures .............................   $(221,227)   $  (266,625)   $(255,906)
  Proceeds from sales of property and equipment ...................      32,035         35,744       24,735
  Available-for-sale securities:
    Purchases .....................................................      (4,587)        (7,755)      (6,584)
    Sales .........................................................       4,082          6,332        6,278
  Transfer of leasing operations to affiliated company, net of cash          --             --       99,167
  Changes in investment in joint venture ..........................       6,560          2,160       (1,233)
  Purchases of various operations, net of cash (see
    supplemental disclosures below) ...............................          --         (3,026)    (111,888)
                                                                      ---------    -----------    ---------
     Net cash used in investing activities ........................    (183,137)      (233,170)    (245,431)
                                                                      ---------    -----------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ........................     809,426      1,466,614      514,734
  Repayment of long-term debt .....................................    (559,858)      (430,890)    (303,295)
  Short-term borrowings:
    Proceeds ......................................................     730,731        871,272      726,683
    Repayments ....................................................    (557,755)      (865,037)    (833,524)
    Ninety-day term or less, net ..................................     127,767     (1,361,041)      53,695
  Cash dividends paid on common stock .............................          --        (21,585)     (21,520)
  Purchase of treasury stock ......................................          --             --      (25,124)
  Exercise of stock options .......................................          --          9,993        7,451
                                                                      ---------    -----------    ---------
      Net cash provided by (used in) financing activities .........     550,311       (330,674)     119,100
                                                                      ---------    -----------    ---------
Effect of foreign exchange rate changes on cash ...................      22,994         (2,416)      (4,117)
                                                                      ---------    -----------    ---------
Net increase (decrease) in cash and equivalents during the
  year ............................................................     387,266          7,520       (2,175)
Cash and equivalents at beginning of year .........................     213,997        206,477      208,652
                                                                      ---------    -----------    ---------
Cash and equivalents at end of year ...............................   $ 601,263    $   213,997    $ 206,477
                                                                      =========    ===========    =========

Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
    Interest (net of amounts capitalized) .........................   $ 389,893    $   420,026    $ 436,598
    Income taxes ..................................................      (3,854)       121,828       69,270

In connection with acquisitions made during the years 2001 and 2000, liabilities assumed were $13 million and $66 million, respectively.

         The accompanying notes are an integral part of this statement.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND
The Hertz Corporation (together with its subsidiaries, referred to herein as "Hertz" or the "Company"), which was incorporated in Delaware in 1967, is a successor to corporations which were engaged in the automobile and truck rental and leasing business since 1918. UAL Corporation ("UAL") purchased the Company from RCA Corporation ("RCA") in August 1985. Park Ridge Corporation ("Park Ridge"), which was 80%-owned by Ford Motor Company ("Ford"), purchased the Company from UAL in December 1987. On April 29, 1994, Ford purchased all of the common stock of the Company owned by Park Ridge Limited Partnership which resulted in the Company becoming a wholly owned subsidiary of Ford.

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

The Company recognized $9.7 million of expenses associated with the Merger in the first quarter of 2001. FSG's cost of acquiring the Company's minority interest and the amortization expense related to acquired intangible assets are not reflected in the accompanying consolidated financial statements. After the Merger, all outstanding shares of Class A Common Stock of the Company were owned by FSG, and all shares of Class A Common Stock of the Company previously held by the Company as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG, were cancelled. The Merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of the Company.

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

DEPRECIABLE ASSETS
The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

              Revenue Earning Equipment ("REE"):
                Cars....................................................      3 to 6 years
                Other equipment.........................................      3 to 10 years
              Buildings.................................................      20 to 50 years
              Leasehold improvements....................................      Term of lease
              Capitalized internal use software.........................      1 to 10 years
              Service cars and service equipment........................      3 to 25 years
              Intangible assets.........................................      5 to 15 years

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

PUBLIC LIABILITY AND PROPERTY DAMAGE
Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states where its vehicles are registered. The Company also self-insures general public liability and property damage for all domestic operations. Effective December 15, 2002, all claims have been retained and borne by the Company up to a limit of $10 million for each occurrence ($5 million prior to December 15, 2002), and the Company maintains insurance with unaffiliated carriers in excess of $10 million up to $695 million (in excess of $5 million up to $725 million from January 1, 2001 to December 15, 2002 and up to $450 million prior to 2001) per occurrence.

For its international operations, the Company purchases insurance to comply with local legal requirements. Vehicle liability insurance is purchased from the Company's wholly owned subsidiary, Probus Insurance Company Europe Limited ("Probus"), a direct writer domiciled in Dublin, Ireland. Effective December 15, 2002, Probus underwrites the Company's Pan European motor vehicle liability program up to $5 million ($1 million prior to December 15, 2002) per occurrence. Probus reinsures this risk through Hertz International RE Limited, a wholly owned subsidiary of the Company, operating as a reinsurer in Dublin, Ireland. Excess coverage for claims that exceed $5 million per occurrence is maintained with unaffiliated carriers. In foreign operations outside Europe, the Company is self-insured at various amounts up to $317,000 per occurrence and maintains excess liability insurance coverage up to $695 million ($725 million from January 1, 2001 to December 15, 2002 and up to $450 million prior to 2001) per occurrence with unaffiliated carriers.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in "Accumulated other comprehensive loss" in the stockholder's equity section of the consolidated balance sheet. At December 31, 2002 and 2001, the accumulated foreign currency translation losses were (in millions) $9.4 and $103.0, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

INCOME TAXES
The Company and its domestic subsidiaries file consolidated Federal income tax returns with Ford. The Company provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that under a tax sharing arrangement with Ford, the Company's right to reimbursement for foreign tax credits is determined based on the usage of such foreign tax credits by the consolidated group. As of December 31, 2002, U.S. income taxes have not been provided on $328 million in undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested outside the United States or are expected to be remitted free of taxes.

ADVERTISING
Advertising and sales promotion costs are expensed as incurred. Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz' advertising programs in the United States and abroad which feature the Ford name or products. The amounts contributed by Ford for the years ended December 31, 2002, 2001 and 2000 were (in millions) $48.4, $43.2 and $43.2, respectively. This program is expected to continue in the future. The Company incurred net advertising expense for the years ended December 31, 2002, 2001 and 2000 of (in millions) $114.8, $138.1 and $140.3, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES
The Company evaluates the carrying value of goodwill for impairment at least annually in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." See Note 2 - Accounting Change. Long-lived assets, other than goodwill, are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

that the carrying amounts of long-lived assets exceed their fair value. The fair values of the assets are based upon Company estimates of the undiscounted cash flows that are expected to result from the use and eventual disposition of the assets. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. The Company's adoption of SFAS No. 144 as of January 1, 2002 did not have a material effect on the Company's financial position, results of operations or cash flows.

STOCK OPTIONS
At December 31, 2002, the Company had stock options outstanding under stock-based compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for these plans. Prior to January 1, 2003, no stock-based employee compensation expense has been reflected in earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company will adopt the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. See Recent Pronouncements, below.

USE OF ESTIMATES AND ASSUMPTIONS
Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with current reporting.

RECENT PRONOUNCEMENTS
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company will adopt this statement, effective January 1, 2003, and management does not believe it will have a material effect on the Company's financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and recognition of liabilities for costs associated with exit or disposal activities, requiring that such liabilities be recognized and measured initially at fair value only when a liability is incurred. SFAS No. 146 will be effective for disposal activities that are initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146, as of January 1, 2003, will have a material effect on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable prospectively to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements issued after December 15, 2002. Management does not believe the adoption of FIN 45 will have a material impact on the Company's consolidated financial position, results of operations or cash flows. See Note 12 -Litigation and Guarantees.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the effects of stock-based compensation. The annual and interim disclosure guidance of SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company will adopt the fair value recognition provisions of SFAS No. 123, effective January 1, 2003 prospectively to all unvested employee awards as of January 1, 2003, and all new awards granted to employees after January 1, 2003, using the modified prospective method of adoption under SFAS No. 148. Had the compensation cost of the Company's stock-based compensation plans been determined based on the fair value methods of SFAS No. 123, the Company's net loss would have been $157.2 million in 2002 and net income would have been $13.6 million and $347.4 million in 2001 and 2000, respectively.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities. FIN 46 is effective for all variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 15, 2003. Management does not believe the adoption of FIN 46 will affect the Company's financial position, results of operations or cash flows.

NOTE 2 -- ACCOUNTING CHANGE

In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 beginning January 1, 2002. Adoption of the non-amortization provision of SFAS No. 142 at the beginning of the first quarter of 2000 would have resulted in decreases of $29.2 million and $28.0 million in amortization and increases of $27.6 million and $26.6 million in net income for the years ended December 31, 2001 and December 31, 2000, respectively.

Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Upon adoption of SFAS No. 142, the Company recorded a one-time, non-cash charge of $294 million to reduce the carrying value of its goodwill. The Company has recognized this impairment charge effective as of January 1, 2002 as a cumulative effect of change in accounting principle. In calculating the impairment charge, the fair value of the reporting units underlying the segments was estimated as of January 1, 2002 using a discounted cash flow methodology.

The goodwill impairment charge represents a portion of the goodwill of the industrial and construction equipment rental segment. The goodwill write-off was the result of a reduction in projected cash flows used to determine fair value due to the unfavorable economic conditions as of the date of adoption, which reduced demand for industrial and construction equipment in North America. The Company conducted the required annual goodwill impairment test in the second quarter of 2002, and determined that there was no additional impairment.

The following summarizes the changes in the Company's goodwill, by segment, and other intangible assets during the year ended December 31, 2002 (in thousands of dollars):

                                                                                Transitional
                                        January 1, 2002(1)     Other(2)       Impairment Loss     December 31, 2002
                                        ------------------     --------       ---------------     -----------------
Goodwill
    Car rental                              $358,631            $ 2,288            $      --              $360,919
    Industrial and construction
      equipment rental                       443,040              7,014             (294,000)              156,054
                                            --------            -------            ---------              --------
    Total goodwill                           801,671              9,302             (294,000)              516,973
Other intangible assets                        3,169             (1,121)                  --                 2,048
                                            --------            -------            ---------              --------
      Total                                 $804,840            $ 8,181            $(294,000)             $519,021
                                            ========            =======            =========              ========

(1) Reflects the reallocation of goodwill to the Company's reporting units under SFAS No. 142.

(2) Comprises primarily amortization of certain intangible assets and changes in foreign currency exchange rates from January 1, 2002 to December 31, 2002.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3 -- DEBT

Debt of the Company and its subsidiaries (in thousands of dollars) consists of the following:

                                                                                      December 31,
                                                                                 -----------------------
                                                                                     2002         2001
                                                                                 ----------   ----------
      Notes payable, including commercial paper, average interest
           rate: 2002, 1.7%; 2001, 2.9% ......................................   $  769,045   $  452,497
      Promissory notes, average interest rate: 2002, 6.3%; 2001, 6.2%
          (effective average interest rate: 2002, 6.4%; 2001, 6.3%);
          net of unamortized discount: 2002, $13,648; 2001, $9,868;
          due 2003 to 2028 ...................................................    4,843,211    4,590,130
      Junior subordinated promissory notes, average interest rate 7.0%; net of
          unamortized discount: 2002, $17; 2001, $47; due 2003 ...............      249,983      249,953
      Foreign subsidiaries' debt in foreign currencies:
          Short-term borrowings:
             Banks, average interest rate: 2002, 3.8%; 2001, 4.1% ............      452,073      437,520
             Commercial paper, average interest rate: 2002, 3.3%; 2001, 3.2% .      718,786      571,586
          Other borrowings, average interest rate: 2002, 10.1%; 2001, 9.1% ...       10,099       12,346
                                                                                 ----------   ----------
      Total ..................................................................   $7,043,197   $6,314,032
                                                                                 ==========   ==========

The aggregate amounts of maturities of debt, in millions, are as follows: 2003, $2,637.0 (including $1,934.9 of commercial paper, demand and other short-term borrowings); 2004, $901.5; 2005, $604.5; 2006, $261.7; 2007, $498.0; after 2007,
$2,140.5.

At December 31, 2002, Notes payable included a $300 million floating rate loan outstanding with Ford Motor Credit Company, a wholly owned subsidiary of Ford. Interest incurred on this loan during 2002 was $7.7 million.

During the year ended December 31, 2002, short-term borrowings, in millions, were as follows: maximum amounts outstanding $2,041.0 commercial paper and $592.9 banks; monthly average amounts outstanding $1,409.2 commercial paper (weighted-average interest rate 2.7%) and $422.0 banks (weighted-average interest rate 4.0%).

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

The net amortized discount charged to interest expense for the years ended December 31, 2002, 2001 and 2000 relating to debt and other liabilities, in millions, was $2.1, $1.9 and $1.8, respectively.

The Company and its subsidiaries have entered into arrangements to manage exposures to fluctuations in interest rates. See Note 14 -- Financial Instruments.

During 2002, the Company established an Asset Backed Securitization ("ABS") program to reduce its borrowing costs and enhance financing resources for its domestic car rental fleet. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose financing entities and are included in debt in the consolidated balance sheet. All debt issued under the ABS program is collateralized by the assets of the ABS program, consisting of revenue earning vehicles acquired for use in the Company's daily rental business, restricted cash and investments and certain receivables related to revenue earning vehicles. The asset backed note indenture provides for additional credit enhancement through letters of credit or maintenance of a liquidity reserve or through over collateralization of the vehicle fleet. The titles to all of the vehicles securing this funding are held in a bankruptcy remote entity and the Company acts as a servicer of the vehicles.

At December 31, 2002, $513.7 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of December 31, 2002 was 1.4%. The secured commercial paper has a maximum term of 58 days when issued. At December 31, 2002, the outstanding commercial paper was secured by $498.8 million of net book value of revenue earning vehicles, $7.9 million of receivables and $7.0 million of restricted cash. (Restricted cash is included in "Prepaid expenses and other assets" in the consolidated balance sheet.)

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At December 31, 2002, the Company had committed credit facilities totaling $3.0 billion. Currently $1.3 billion of the committed credit facilities are represented by a combination of multi-year and 364-day global committed credit facilities provided by 26 participating banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2002 and currently total $1,212 million with expirations as follows: $137 million on June 30, 2003, $43 million on June 30, 2004, $69 million on June 30, 2005 and $963 million on June 30, 2007. The multi-year facilities that expire in 2007 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 20, 2002, the 364-day global committed credit facilities, which total $115 million, were renegotiated and currently expire on June 19, 2003. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan.

Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, the Company has waived the right to transfer them back to the 364-day global committed credit facilities without the consent of the participating banks. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company's multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the bank's multi-year facility commitment by one half of the amount of their ABS letter of credit participation.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2004. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company's senior debt securities. A commitment fee of .135% per annum is payable on the unused available credit.

The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc. ("FFS"), a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as a dealer for the Company's domestic commercial paper programs. The Company pays fees to FFS which range from .03% to ..05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolios. In 2002, the Company paid FFS approximately $169,375 of such fees. FFS is under no obligation to purchase any of the notes for its own account. The Company, through its subsidiary Hertz Australia Pty. Limited, has a similar agreement with Ford Credit Australia Limited, also an indirect, wholly owned subsidiary of Ford.

Borrowing for the Company's international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Belgium, Ireland and the Netherlands. The Company guarantees only the commercial paper borrowings of its subsidiaries in Belgium, Ireland and the Netherlands, and guarantees commercial paper and short-term bank loans of its subsidiaries in Australia and Canada. All borrowings by international operations either are in the international operation's local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At December 31, 2002, total debt for the foreign operations was $1,181 million, of which $1,171 million was short-term (original maturity of less than one year) and $10 million was long-term. At December 31, 2002, total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Australia, Belgium, Canada and Ireland were $6, $152, $271 and $290, respectively.

Certain debt instruments under which the Company has issued debt securities restrict the Company's ability to pay dividends. Such restrictions generally provide that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company ("Restricted Subsidiaries") in the Company's shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 2002, approximately $1,008 million of consolidated stockholder's equity was free of such limitations.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4 -- AVAILABLE-FOR-SALE SECURITIES

As of December 31, 2002 and 2001, "Prepaid expenses and other assets" in the consolidated balance sheet include available-for-sale securities at fair value. The fair value is calculated using information provided by independent quotation services. These securities include various governmental and corporate debt obligations. For the years ended December 31, 2002, 2001 and 2000, proceeds, in millions, of $4.1, $6.3 and $6.3, respectively, were received from the sale of available-for-sale securities, and gross realized gains, in whole dollars, of $134,061, $218,538 and $61,192 and gross realized losses of $29,177, $62,162 and
$36,953, respectively, were included in earnings. Actual cost was used in computing the realized gain and loss on the sale. Unrealized gains and losses are included in "Accumulated other comprehensive loss" in the consolidated balance sheet.

The following is a summary of available-for-sale securities at December 31, 2002 and December 31, 2001 (in thousands):

                                                          Gross         Gross         Estimated
                                                       Unrealized    Unrealized          Fair
                                            Cost          Gains        Losses           Value
                                           ------      ----------    ----------       ---------
      DECEMBER 31, 2002
      Government debt obligations          $2,528          $136          $ (2)          $2,662
      Corporate debt obligations            5,796           560            (1)           6,355
                                           ------          ----          ----           ------
              Total .............          $8,324          $696          $ (3)          $9,017
                                           ======          ====          ====           ======
      DECEMBER 31, 2001
      Government debt obligations          $3,122          $ 18          $(30)          $3,110
      Corporate debt obligations            4,498           177            --            4,675
                                           ------          ----          ----           ------
              Total .............          $7,620          $195          $(30)          $7,785
                                           ======          ====          ====           ======

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2002 are as follows (in thousands):

                                                                                                Estimated
                                                                                      Cost      Fair Value
                                                                                     ------     ----------
        Due in one year or less...........................................           $   60        $   59
        Due after one year through five years.............................            6,431         6,931
        Due after five years through ten years............................            1,833         2,027
                                                                                     ------        ------
                Total.....................................................           $8,324        $9,017
                                                                                     ======        ======

NOTE 5 -- PURCHASES AND SALES OF OPERATIONS

During the year ended December 31, 2001, the Company acquired one European equipment rental and sales company, one North American car rental company and one Australian car rental company. The aggregate purchase price of the acquisitions was $3.0 million, net of cash acquired, plus the assumption of $9.0 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $4.7 million, which has been recognized as goodwill. The goodwill relating to acquisitions made prior to July 1, 2001 has been amortized over periods from 25 to 40 years through December 31, 2001 (see
Note 2 - Accounting Change, relating to the amortization of goodwill, effective January 1, 2002). The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

During the year ended December 31, 2000, the Company acquired four North American and three European equipment rental and sales companies. The Company also acquired one North American, one Australian and two European car rental companies. The aggregate purchase price of the acquisitions was $111.9 million, net of cash acquired, plus the assumption of $33.5 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $56.7 million, which has been recognized as goodwill and has been amortized over periods from 20 to 40 years through December 31, 2001 (see Note 2
- Accounting Change, relating to the amortization of goodwill, effective January 1, 2002). The acquisitions were accounted for as purchases, and the results of operations have been included in the Company's consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year of acquisition, the effect of including their results would not be material to the results of operations of the Company.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On August 31, 2000, the Company transferred substantially all of the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus International, Inc. ("Axus"), a wholly owned, vehicle leasing subsidiary of Ford Motor Credit Company ("Ford Credit") for $99.2 million, net of cash. The transfer was considered a transfer of net assets between companies under common control, and as such, the excess proceeds received over the net book value of $16.4 million were recorded as an adjustment to "Additional capital paid-in" in the consolidated balance sheet. Effective January 1, 2000, the Company's wholly owned subsidiary, Hertz International, Ltd., ("Hertz International"), entered into a license agreement and management services agreement with Axus, whereby Hertz International has licensed the Hertz name and provides management services to Axus under a five-year contract covering select international markets. Through the third quarter of 2002, Axus operated throughout Europe and in New Zealand and Australia. In the fourth quarter of 2002, Ford Credit sold the Axus operations in Australia and New Zealand and announced an agreement to sell the Axus operations in Europe. In the first quarter of 2003, Ford Credit completed the sale of the Axus operations in Europe. The Company continued to license the Hertz name and provide management services relating to the European operations through the completion of the sale. During 2002, fees earned by the Company from these agreements were approximately $11.5 million.

In June 1999, the Company entered into a limited liability company agreement with a subsidiary of Orbital Sciences Corporation ("Orbital"), whereby a limited liability company was formed to purchase NeverLost vehicle navigation systems from another subsidiary of Orbital for installation in selected vehicles in the Company's North American fleet. During 2002 and 2001, the Company received distributions of $6.6 million and $2.2 million, respectively, under this agreement, which represents a 40% ownership interest. The net investment of $7.1 million as of December 31, 2002, (included in "Prepaid expense and other assets" in the consolidated balance sheet) is accounted for using the equity method of accounting. In July 2001, Orbital's subsidiary sold its interest in the limited liability company to a subsidiary of Thales North America, Inc., which also acquired the Orbital subsidiary from whom the NeverLost vehicle navigation systems are purchased.

NOTE 6 -- EMPLOYEE RETIREMENT BENEFITS

Qualified domestic employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan ("Hertz Retirement Plan"). Under the Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute. The Company's funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Payments are made to other non-Company sponsored retirement plans pursuant to collective bargaining agreements.

Most of the Company's foreign subsidiaries have defined benefit retirement plans or participate in various insured or multi-employer plans. Company plans are all funded, except in Germany, where an unfunded liability is recorded. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans.

The Company sponsors defined contribution plans for certain eligible U.S. and non-U.S. employees. The Company matches contributions of participating employees on the basis specified in the plans.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans for health care and life insurance covering domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S."), together with amounts included in the consolidated balance sheet and statement of operations (in millions of dollars):

                                                               Pension Benefits                 Health Care &
                                                  -----------------------------------------    Life Insurance
                                                      U.S. Plans          Non-U.S. Plans           (U.S.)
                                                  ------------------    ------------------    ------------------
                                                    2002       2001       2002       2001       2002       2001
                                                  -------    -------    -------    -------    -------    -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1 .............   $ 197.6    $ 170.5    $  56.3    $  44.8    $   8.3    $   6.8
  Service cost ................................      16.3       15.8        2.9        2.3         .2         .2
  Interest cost ...............................      14.1       12.5        3.7        3.1         .7         .6
  Amendments ..................................        --         --         --         .2         --         --
  Employee contributions ......................        --         --        1.1         .9         .1         .1
  Benefits paid ...............................      (6.8)      (5.6)      (1.8)      (1.4)       (.8)       (.4)
  Foreign exchange translation ................        --         --        7.5       (1.1)        --         --
  Actuarial loss (gain) .......................      14.7        4.4        (.3)       7.5        1.8        1.0
                                                  -------    -------    -------    -------    -------    -------
  Benefit obligation at December 31 ...........   $ 235.9    $ 197.6    $  69.4    $  56.3    $  10.3    $   8.3
                                                  =======    =======    =======    =======    =======    =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at January 1 ......   $ 128.7    $ 139.1    $  38.5    $  41.4    $    --    $    --
  Actual return on plan assets ................     (10.8)      (5.9)      (7.0)      (5.3)        --         --
  Company contributions .......................      13.2        1.5        2.9        2.8         .7         .3
  Employee contributions ......................        --         --        1.1         .9         .1         .1
  Benefits paid ...............................      (6.8)      (5.6)      (1.8)      (1.4)       (.8)       (.4)
  Foreign exchange translation ................        --         --        4.3       (1.1)        --         --
  Other .......................................       (.4)       (.4)        .6        1.2         --         --
                                                  -------    -------    -------    -------    -------    -------
  Fair value of plan assets at December 31 ....   $ 123.9    $ 128.7    $  38.6    $  38.5    $    --    $    --
                                                  =======    =======    =======    =======    =======    =======
FUNDED STATUS OF THE PLAN
  Plan assets less than benefit obligation ....   $(112.0)   $ (68.9)   $ (30.8)   $ (17.8)   $ (10.3)   $  (8.3)
  Unamortized:
    Transition obligation .....................        --         --         .1         .1         --         --
    Prior service cost ........................       5.0        4.2         .1         .1         --         --
    Net losses (gains) and other ..............      15.4      (22.7)       9.4        8.4        (.5)      (2.2)
                                                  -------    -------    -------    -------    -------    -------
  Net amount recognized .......................   $ (91.6)   $ (87.4)   $ (21.2)   $  (9.2)   $ (10.8)   $ (10.5)
                                                  =======    =======    =======    =======    =======    =======
AMOUNTS RECOGNIZED IN THE BALANCE SHEET
  ASSETS/(LIABILITIES)
  Intangible assets (including prepaid assets)    $   1.7    $   1.8    $    .3    $    .3    $    --    $    --
  Accrued liabilities .........................     (96.0)     (90.6)     (29.9)      (9.8)     (10.8)     (10.5)
  Deferred Income Tax .........................        .9         .5        2.6         .1         --         --
  Accumulated other comprehensive loss ........       1.8         .9        5.8         .2         --         --
                                                  -------    -------    -------    -------    -------    -------
     Net amount recognized ....................   $ (91.6)   $ (87.4)   $ (21.2)   $  (9.2)   $ (10.8)   $ (10.5)
                                                  =======    =======    =======    =======    =======    =======
PENSION PLANS IN WHICH ACCUMULATED BENEFIT
  OBLIGATION EXCEEDS PLAN ASSETS AT DECEMBER 31
  Projected benefit obligation ................   $ 235.9    $ 197.6    $  68.8    $  11.6
  Accumulated benefit obligation...............     192.7      157.2       58.1       10.2
  Fair value of plan assets....................     123.9      128.7       37.8        1.5
ASSUMPTIONS AS OF DECEMBER 31
  Discount rate................................       6.75%     7.25%      5.5%-      5.5%-      6.75%      7.25%
                                                                           6.75%      7.25%
  Expected return on assets....................       8.75%      9.5%      5.5%-      5.5%-       N/A        N/A
                                                                           7.0%       7.5%
  Average rate of increase in compensation.....       5.5%       5.5%      2.5%-      2.5%-       N/A        N/A
                                                                           4.5%       4.5%
  Initial health care cost trend rate..........        --         --         --         --        7.5%       8.5%
  Ultimate health care cost trend rate.........        --         --         --         --        5.0%       5.0%
  Number of years to ultimate trend rate.......        --         --         --         --          4          5

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Assumptions used for the non-U.S. plans vary by country and are made in accordance with local conditions, but do not vary materially from those used in the U.S. plan. Pension expense for the U.S. domestic plan reflects a change in the market-related value of asset methodology made as of January 1, 2000, the effect of which was not considered material. Plan assets consist principally of investments in stocks, government bonds and other fixed income securities. At December 31, 2002, stocks represented 53% of the market value of pension assets for the Company's principal U.S. plan and fixed income securities represented 47%.

                                                                            Years ended December 31,
                                        ------------------------------------------------------------------------------------------
                                                                                                             Health Care &
                                                                                                                 Life
                                                             Pension Benefits                               Insurance (U.S.)
                                        -----------------------------------------------------------    ---------------------------
                                              2002                2001                2000              2002      2001       2000
                                        -----------------    -----------------    -----------------    ------    ------     ------
                                         U.S.    Non-U.S.     U.S.    Non-U.S.     U.S.    Non-U.S.
                                        ------   --------    ------   --------    ------   --------
Components of net periodic benefit
  cost:
  Service cost .....................    $ 16.3     $  2.9    $ 15.8     $  2.3    $ 13.7     $  2.8    $   .2    $   .2     $   .1
  Interest cost ....................      14.1        3.7      12.5        3.1      11.0        3.4        .7        .6         .5
  Expected return on plan assets ...     (13.3)      (3.1)    (12.7)      (3.3)    (11.0)      (3.5)       --        --         --
  Amortization:
    Transition .....................        --         .1        --         --        .2         --        --        --         --
    Amendments .....................        .4         --        .3         .1        .3         --        --        --         --
    (Gains) losses and other .......       (.6)        .3      (1.0)        .1      (3.3)       (.1)       --       (.2)      (1.0)
                                        ------     ------    ------     ------    ------     ------    ------    ------     ------
  Net pension/post-retirement
       expense(income) .............    $ 16.9     $  3.9    $ 14.9     $  2.3    $ 10.9     $  2.6    $   .9    $   .6     $  (.4)
                                        ======     ======    ======     ======    ======     ======    ======    ======     ======

Discount rate for expense ..........      7.25%       5.5%-     7.5%       5.5%-    7.75%       5.5%-    7.25%      7.5%      7.75%
                                                     7.25%                7.75%                7.75%
Assumed long-term rate of return on
  assets............................       9.5%       5.5%-      9.5%      7.0%-     9.0%       7.0%-
                                                      7.5%                 8.0%                 8.0%
Initial health care cost trend rate         --         --        --         --        --         --       8.5%      7.0%      7.25%
Ultimate health care cost trend rate        --         --        --         --        --         --       5.0%      5.0%       5.0%
Number of years to ultimate trend
  rate..............................        --         --        --         --        --         --         5         8          9

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects in whole dollars:

                                                                        One Percentage    One Percentage
                                                                        Point Increase    Point Decrease
                                                                        --------------    --------------
    Effect on total of service and interest cost components..........     $  54,300        $  46,900
    Effect on postretirement benefit obligation......................       527,400          460,300

The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis. The participation assumption was changed in 2000 to reflect historical experience, the effect of which was not considered material.

The provisions charged to income for the years ended December 31, 2002, 2001 and 2000 for all other pension plans were approximately (in millions) $7.2, $7.7 and $7.9, respectively.

The provisions charged to income for the years ended December 31, 2002, 2001 and 2000 for the defined contribution plans were approximately (in millions) $10.5, $9.5 and $8.8, respectively.

NOTE 7 -- STOCK-BASED COMPENSATION

Certain employees of the Company participate in the stock option plan of Ford under Ford's 1998 Long-Term Incentive Plan (the "Plan"). Grants may be made under the Plan through April 2008. Options granted under the Plan become exercisable 33% after one year from the date of grant, 66% after two years and in full after three years. Options under the Plan expire after 10 years from the date of grant.

The Company previously sponsored a long-term equity compensation plan (the "LTECP") covering certain employees of the Company. The LTECP provided for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units ("Awards"). Prior to the Merger, Awards granted under the LTECP were options on, and restricted shares of, the Company's Class A Common Stock. As a consequence of the Merger, outstanding options to purchase the Company's Class A Common Stock under the LTECP (other than options held by non-employee directors of the Company) were converted into options to purchase shares of common stock of Ford, as determined and approved by the Company and Ford. In addition, holders of restricted stock awarded under the LTECP received the same consideration as all other holders of the Company's Class A Common Stock received in the Merger. Total compensation cost charged against income related to restricted stock awards was $5.5 million and $2.7 million in 2001 and 2000, respectively.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation expense is recognized for the Company's employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. The Company intends to adopt the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all unvested employee awards as of January 1, 2003, and all new awards granted to employees after January 1, 2003.

The following pro forma information regarding net income is required when APB 25 accounting is elected, and was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2001 and 2000: risk-free interest rate of 5.22%, 5.16% and 6.77%, respectively; volatility factors of 35%, 44% and 42%, respectively; dividend yields of 2.37%, 3.97% and .48%, respectively; and an average expected life of the options of seven years for 2002, five years for 2001 and four years for 2000. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods.

Had the compensation cost of the Company's stock-based compensation plans been determined based on the fair value methods of SFAS No. 123, the Company's net loss would have been $157.2 million in 2002 and net income would have been $13.6 million and $347.4 million in 2001 and 2000, respectively.

A summary of option transactions is presented below:

                                                    2002                       2001                        2000
                                         -------------------------   -------------------------   ------------------------
                                                          Weighted                    Weighted                   Weighted
                                                          Average                     Average                    Average
                                         Number of        Exercise    Number of       Exercise    Number of      Exercise
                                           Shares           Price       Shares         Price       Shares         Price
                                         ---------        --------    ---------       --------    ---------      --------
Outstanding at January 1..............   4,647,127        $33.46      3,446,621         $40.39    2,683,527       $39.17
Granted...............................          --                        5,000         $34.00    1,107,400       $41.75
Expired or canceled...................          --                     (384,227)        $41.05     (221,352)      $41.42
Exercised.............................          --                     (416,404)        $24.00     (122,954)      $24.18
Ford adjustment (a) ..................          --                      576,245
Ford stock options granted............   1,496,975        $16.91      1,581,525         $27.42           --
Ford stock options cancelled..........    (149,763)       $25.32       (161,633)        $32.70           --
                                         ---------                    ---------                   ---------
Outstanding at December 31............   5,994,339        $29.43      4,647,127         $33.46    3,446,621       $40.39
                                         =========                    =========                   =========

Options exercisable at year-end.......   3,015,727        $35.35      1,783,032         $37.77    1,542,747       $37.78
Weighted-average fair value of
   options granted during year........                    $ 6.01                        $ 8.64                    $18.89

(a) Outstanding Hertz stock option grants were converted to Ford stock option grants as a result of the Merger.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                              Options Outstanding at                   Options Exercisable at
                                                 December 31, 2002                         December 31, 2002
                                    -------------------------------------------       -------------------------
                                                                     Weighted                          Weighted
                                                  Weighted Average    Average           Number of       Average
                                     Number of        Remaining      Exercise            Shares        Exercise
Range of Exercise Prices              Shares      Contractual Life     Price           Exercisable       Price
------------------------            ------------  ----------------  ----------        -------------    ---------
$30.19-- $42.52..............         692,866            5.3            $41.42           692,866         $41.42
$35.19.......................       1,005,287            6.1            $35.19         1,005,287         $35.19
$30.19-- $35.77..............       1,123,832            7.1            $35.67           752,967         $35.67
$27.42-- $30.19..............       1,710,929            8.2            $27.79           564,607         $27.79
$16.91.......................       1,461,425            9.2            $16.91                --             --

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8 -- REVENUE EARNING EQUIPMENT

Revenue earning equipment is used in the rental of cars and industrial and construction equipment and the leasing of cars under closed-end leases where the disposition of the cars upon termination of the lease is for the account of Hertz. Revenue is recorded as earned under the terms of the rental or leasing contract. Revenue on open contracts is accrued to the balance sheet date based on the terms in the contracts. Expenses are recorded as incurred. Over the three years ended December 31, 2002, on a weighted-average basis, approximately 59% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 27% of the cars acquired by the Company for its international fleet, were manufactured by Ford. During 2002, approximately 57% of the cars acquired by the Company domestically were manufactured by Ford and approximately 29% of the cars acquired by the Company for its international fleet were manufactured by Ford, which represented the largest percentage of any automobile manufacturer in that year.

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

                                                                                  Years ended December 31,
                                                                   -----------------------------------------------------
                                                                       2002                 2001                 2000
                                                                   -----------           ----------          -----------
Depreciation of revenue earning equipment ...............          $ 1,492,292           $1,443,893          $ 1,364,935
Adjustment of depreciation upon disposal of the equipment              (10,801)               1,610              (54,546)
Rents paid for vehicles leased ..........................               18,077               16,807               13,112
                                                                   -----------           ----------          -----------
        Total ...........................................          $ 1,499,568           $1,462,310          $ 1,323,501
                                                                   ===========           ==========          ===========

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2002, 2001 and 2000 included (in millions) net gains of $7.1, $13.0 and $14.8, respectively, on the sale of industrial and construction equipment, and a net gain of $3.7, net loss of $14.6 and net gain of $39.7, respectively, on the sale of cars used in the car rental and car leasing operations.

The Company and Ford have entered into a Car Supply Agreement, which commenced on September 1, 1997 for a period of ten years. Under the Car Supply Agreement, Ford and the Company have agreed to negotiate in good faith on an annual basis with respect to the supply of cars. During the years ended December 31, 2002, 2001 and 2000, the Company purchased cars from Ford and its subsidiaries at a cost of approximately (in billions) $5.1, $4.4 and $4.6, respectively and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $3.8, $3.3 and $3.2, respectively.

As of December 31, 2002 and 2001, Ford owed the Company and its subsidiaries $251.3 million and $143.3 million, respectively, in connection with various car repurchase and warranty programs. As of December 31, 2002 and 2001, the Company and its subsidiaries owed Ford $66.0 million and $55.4 million, respectively (which amounts are included in "Accounts payable" in the consolidated balance sheet), in connection with cars purchased.

NOTE 9 -- TAXES ON INCOME

The provision (benefit) for taxes on income consists of the following (in thousands of dollars):

                                                      Years ended December 31,
                                             ---------------------------------------
                                                2002           2001           2000
                                             ---------       --------       --------
      Current:
        Federal .......................      $ (34,328)      $ 12,084       $ 55,642
        Foreign .......................          6,085         13,372         18,475
        State and local ...............         (2,711)         1,700         12,939
                                             ---------       --------       --------
          Total current ...............        (30,954)        27,156         87,056
                                             ---------       --------       --------
      Deferred:
        Federal .......................         88,900        (46,900)       100,100
        Foreign .......................          3,300            900         18,500
        State and local ...............         11,100         (1,700)        16,800
                                             ---------       --------       --------
          Total deferred ..............        103,300        (47,700)       135,400
                                             ---------       --------       --------
              Total provision (benefit)      $  72,346       $(20,544)      $222,456
                                             =========       ========       ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

                                                                                     Years ended December 31,
                                                                             ----------------------------------------
                                                                                2002           2001            2000
                                                                             ---------       --------       ---------
      Difference between tax and book depreciation ....................      $ 464,653       $(10,284)      $ 111,190
      Accrued and prepaid expense deducted for tax purposes
        when paid or incurred .........................................         (6,118)       (12,267)         30,392
      Tax operating loss (carryforwards) utilized .....................       (365,982)         7,029          (1,616)
      Foreign tax credit utilized (carryforwards) .....................          8,595        (30,026)         (4,566)
      Federal alternative minimum tax credit utilized (carryforwards) .          2,152         (2,152)             --
                                                                             ---------       --------       ---------
              Total deferred provision (benefit) ......................      $ 103,300       $(47,700)      $ 135,400
                                                                             =========       ========       =========

The principal items in the deferred tax liability at December 31, 2002 and 2001 are as follows (in thousands of dollars):

                                                                          2002            2001
                                                                      -----------       ---------
      Difference between tax and book depreciation .............      $ 1,045,614       $ 580,961
      Accrued and prepaid expense deducted for tax purposes when
        paid or incurred .......................................         (186,239)       (180,121)
      Tax operating loss carryforwards .........................         (371,278)         (5,296)
      Foreign tax credit carryforwards .........................          (25,997)        (34,592)
      Federal alternative minimum tax credit carryforwards .....               --          (2,152)
                                                                      -----------       ---------
              Total ............................................      $   462,100       $ 358,800
                                                                      ===========       =========

The tax operating loss carryforwards at December 31, 2002 of $371.3 million relate to domestic and certain foreign operations and have the following expiration dates (in millions): $5.8 in 2006, $.1 in 2007, $1.7 in 2008, $2.7 in 2009, $71.4 in 2021, $288.5 in 2022 and $1.1 with no expiration date. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized. The foreign tax credit carryforwards at December 31, 2002 of $26.0 million expire as follows (in millions): $4.6 in 2004, $4.7 in 2005, $12.4 in 2006 and $4.3 in 2007.

The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

                                                                                            Years ended December 31,
                                                                                     ---------------------------------------
                                                                                       2002           2001            2000
                                                                                     --------       --------       ---------
      Computed tax at statutory rate ..........................................      $ 75,738       $    953       $ 203,302
      State and local income taxes, net of Federal income tax benefit .........         5,453             --          19,330
      Foreign tax credits .....................................................            --        (30,175)         (3,800)
      Tax effect on the amortization of goodwill ..............................            --          7,482           6,881
      Increase in valuation allowance .........................................            --          6,934              --
      Income taxes on foreign earnings at effective rates different from the
          U.S. statutory rate, including the anticipated realization of certain foreign tax benefits and the effect of subsidiaries' gains and losses
          and exchange adjustments with no tax effect .........................        (5,989)        (3,272)         (2,148)
      All other items, net ....................................................        (2,856)        (2,466)         (1,109)
                                                                                     --------       --------       ---------
              Total provision (benefit) .......................................      $ 72,346       $(20,544)      $ 222,456
                                                                                     ========       ========       =========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10 -- LEASE AND CONCESSION AGREEMENTS

Hertz has various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in thousands of dollars):

                                                            Years ended December 31,
                                                     ------------------------------------
                                                       2002          2001          2000
                                                     --------      --------      --------
      Rents ...................................      $ 80,857      $ 76,920      $ 67,574
      Concession fees:
          Minimum fixed obligations ...........       224,232       221,377       202,681
          Additional amounts, based on revenues       131,071       125,718       140,555
                                                     --------      --------      --------
              Total ...........................      $436,160      $424,015      $410,810
                                                     ========      ========      ========

As of December 31, 2002, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

                                                                        Rents          Concessions
                                                                        -----          -----------
        Years ended December 31,
        2003....................................................       $66,665             $165,953
        2004....................................................        55,099              111,432
        2005....................................................        43,958               82,565
        2006....................................................        34,782               59,138
        2007....................................................        27,003               43,702
        Years after 2007........................................        97,213              259,597

In addition to the above, Hertz has various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

                                              Years ended December 31,
                                         ---------------------------------
                                            2002         2001         2000
                                         -------      -------      -------
      Revenue earning equipment ...      $18,077      $16,807      $13,112
      Office and computer equipment       19,694       18,583       18,006
                                         -------      -------      -------
              Total ...............      $37,771      $35,390      $31,118
                                         =======      =======      =======

As of December 31, 2002, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): 2003, $12,130; 2004, $5,127; 2005, $1,700; 2006, $706; 2007, $851.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11 -- SEGMENT INFORMATION

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has identified two significant segments: rental of cars and light trucks ("car rental"); and rental of industrial, construction and materials handling equipment ("industrial and construction equipment rental"). The contribution of these segments, as well as "corporate and other," for each of the three years ended December 31, 2002 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of intangibles, certain interest expense, as well as other business activities, such as claim management and, prior to 2002, telecommunication services (in millions of dollars).

                                                                     Years ended December 31,
                                                              --------------------------------------
                                                                2002           2001           2000
                                                              --------       --------       --------
Revenues
     Car rental ........................................      $  4,066       $  3,883       $  4,062
      Industrial and construction equipment rental .....           893          1,004            970
      Corporate and other ..............................             9             29             42
                                                              --------       --------       --------
        Total ..........................................      $  4,968       $  4,916       $  5,074
                                                              ========       ========       ========

Income (loss) before income taxes
     Car rental ........................................      $    264       $     45       $    554
     Industrial and construction equipment rental ......           (38)            (9)            47
     Corporate and other ...............................           (10)           (33)           (20)
                                                              --------       --------       --------
        Total ..........................................      $    216       $      3       $    581
                                                              ========       ========       ========

Depreciation of revenue earning equipment
     Car rental ........................................      $  1,229       $  1,191       $  1,087
     Industrial and construction equipment rental ......           271            271            237
     Corporate and other ...............................            --             --             --
                                                              --------       --------       --------
        Total ..........................................      $  1,500       $  1,462       $  1,324
                                                              ========       ========       ========

Depreciation of property and equipment
     Car rental ........................................      $    116       $    124       $     99
     Industrial and construction equipment rental ......            35             39             35
     Corporate and other ...............................             4              4              4
                                                              --------       --------       --------
        Total ..........................................      $    155       $    167       $    138
                                                              ========       ========       ========

Amortization of intangibles
     Car rental ........................................      $     --       $      3       $      3
     Industrial and construction equipment rental ......             1             12             11
     Corporate and other ...............................            --             16             16
                                                              --------       --------       --------
        Total ..........................................      $      1       $     31       $     30
                                                              ========       ========       ========

Operating income (loss) (pre-tax income before interest)
     Car rental ........................................      $    530       $    334       $    841
     Industrial and construction equipment rental ......            52             95            164
     Corporate and other ...............................             1            (22)            (9)
                                                              --------       --------       --------
        Total ..........................................      $    583       $    407       $    996
                                                              ========       ========       ========

Total assets at end of year
     Car rental ........................................      $  8,354       $  7,146       $  7,425
     Industrial and construction equipment rental ......         1,965          2,480          2,651
     Corporate and other ...............................           810            532            544
                                                              --------       --------       --------
        Total ..........................................      $ 11,129       $ 10,158       $ 10,620
                                                              ========       ========       ========

Revenue earning equipment, net, at end of year
     Car rental ........................................      $  5,998       $  5,221       $  5,187
     Industrial and construction equipment rental ......         1,428          1,631          1,736
     Corporate and other ...............................            --             --             --
                                                              --------       --------       --------
        Total ..........................................      $  7,426       $  6,852       $  6,923
                                                              ========       ========       ========

Revenue earning equipment and property and equipment
     Car rental
        Expenditures ...................................      $  9,891       $  9,141       $  8,643
        Proceeds from sale .............................        (7,901)        (7,700)        (6,807)
                                                              --------       --------       --------
           Net expenditures ............................      $  1,990       $  1,441       $  1,836
                                                              ========       ========       ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                             Years ended December 31,
                                                          -----------------------------
                                                           2002        2001        2000
                                                          -----       -----       -----
Revenue earning equipment and property and equipment
     Industrial and construction equipment rental
        Expenditures ...............................      $ 272       $ 404       $ 675
        Proceeds from sale .........................       (197)       (175)       (191)
                                                          -----       -----       -----
           Net expenditures ........................      $  75       $ 229       $ 484
                                                          =====       =====       =====
     Corporate and other
        Expenditures ...............................      $   4       $   6       $   5
        Proceeds from sale .........................         --          --          --
                                                          -----       -----       -----
           Net expenditures ........................      $   4       $   6       $   5
                                                          =====       =====       =====

The Company operates in the United States and in foreign countries. Foreign operations are substantially in Europe. The operations within major geographic areas are summarized as follows (in millions of dollars):

                                                                 Years ended December 31,
                                                          --------------------------------------
                                                            2002           2001           2000
                                                          --------       --------       --------
Revenues
     United States .................................      $  3,748       $  3,765       $  3,922
     Foreign .......................................         1,220          1,151          1,152
                                                          --------       --------       --------
        Total ......................................      $  4,968       $  4,916       $  5,074
                                                          ========       ========       ========
Income (loss) before income taxes
     United States .................................      $    131       $    (47)      $    462
     Foreign .......................................            85             50            119
                                                          --------       --------       --------
        Total ......................................      $    216       $      3       $    581
                                                          ========       ========       ========
Depreciation of revenue earning equipment
     United States .................................      $  1,252       $  1,246       $  1,117
     Foreign .......................................           248            216            207
                                                          --------       --------       --------
        Total ......................................      $  1,500       $  1,462       $  1,324
                                                          ========       ========       ========
Depreciation of property and equipment
     United States .................................      $    124       $    138       $    114
     Foreign .......................................            31             29             24
                                                          --------       --------       --------
        Total ......................................      $    155       $    167       $    138
                                                          ========       ========       ========
Amortization of intangibles
     United States .................................      $      1       $     26       $     25
     Foreign .......................................            --              5              5
                                                          --------       --------       --------
        Total ......................................      $      1       $     31       $     30
                                                          ========       ========       ========
Operating income (pre-tax income before interest)
     United States .................................      $    461       $    306       $    821
     Foreign .......................................           122            101            175
                                                          --------       --------       --------
        Total ......................................      $    583       $    407       $    996
                                                          ========       ========       ========
Total assets at end of year
     United States .................................      $  8,423       $  7,878       $  8,257
     Foreign .......................................         2,706          2,280          2,363
                                                          --------       --------       --------
        Total ......................................      $ 11,129       $ 10,158       $ 10,620
                                                          ========       ========       ========
Revenue earning equipment, net, at end of year
     United States .................................      $  5,908       $  5,586       $  5,648
     Foreign .......................................         1,518          1,266          1,275
                                                          --------       --------       --------
        Total ......................................      $  7,426       $  6,852       $  6,923
                                                          ========       ========       ========
Revenue earning equipment and property and equipment
     United States
        Expenditures ...............................      $  7,714       $  7,291       $  7,093
        Proceeds from sale .........................        (5,995)        (5,916)        (5,261)
                                                          --------       --------       --------
           Net expenditures ........................      $  1,719       $  1,375       $  1,832
                                                          ========       ========       ========
     Foreign
        Expenditures ...............................      $  2,453       $  2,260       $  2,230
        Proceeds from sale .........................        (2,103)        (1,959)        (1,737)
                                                          --------       --------       --------
           Net expenditures ........................      $    350       $    301       $    493
                                                          ========       ========       ========

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12 -- LITIGATION AND GUARANTEES

LITIGATION

There are four pending legal proceedings against the Company that the Company wishes to note specifically:

On October 3, 1997, Shannon Leonard, Theresa Moore and Coley Whetsone, Jr. v. Enterprise Rent A Car, The Hertz Corporation, et al. was commenced in Circuit Court of Coosa County, Alabama. Leonard purports to be a class action on behalf of all persons in the United States who rented from the defendant car rental companies and, as part of that rental, purchased optional insurance products. The Company and the other defendants removed the action to the United States District Court for the Middle District of Alabama, Northern Division (Montgomery). The Company and the other defendants then filed a series of motions which sought dismissal of the various causes of action based upon the judge's initial ruling that a private right of action does not exist under Alabama law for the alleged unlicensed sale of insurance. A final order of dismissal was entered in January 2000, and the plaintiffs subsequently appealed to the United States Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. In January 2002, the Court of Appeals vacated the District Court's judgment and directed the District Court to remand the case to the court from which it had been removed (Circuit Court of Coosa County, Alabama). Following the remand, the Company and the other defendants filed a motion to dismiss. Oral arguments were heard on that motion on August 20, 2002, but the court has not yet rendered its decision.

On March 1, 2002, Bowdoin Square, L.L.C. v Winn-Dixie Montgomery, Inc., Wal-Mart Stores East, Inc., The Hertz Corporation, et al. was commenced in the Circuit Court for Madison County, Alabama. The complaint alleges that the Company, Wal-Mart Stores East, Inc. and other defendants violated certain private land use restrictions and intentionally interfered with plaintiff's contractual relationship with its tenant, Winn-Dixie Montgomery, Inc., when the Company subleased a former Wal-Mart store located in a shopping center in Saraland (Mobile County), Alabama, for use as a reservation call center. The complaint also alleges that the Company and other defendants negligently and wantonly injured the value of plaintiff's interest in the shopping center. A motion to transfer the case to the Circuit Court for Mobile County, Alabama, was granted in September 2002, and the Company has now filed its answer to the complaint.

On July 29, 2002, James Han, individually and on behalf of all other similarly situated, v. The Hertz Corporation was commenced in the Supreme Court of the State of New York, County of New York. Han purports to be a class action on behalf of persons who rented private passenger vehicles from the Company in New York under rental agreements containing provisions which allegedly violate the express provisions of Section 396-z of the General Business Law of New York and New York's consumer fraud statute (i.e., Section 349 of the General Business
Law). More specifically, it is alleged that rental agreements used by the Company in New York included provisions that impose liability upon renters beyond the statutorily permitted amounts and that the rental agreements failed to disclose to renters their rights and responsibilities concerning vehicle damage. The parties have agreed to bifurcate class discovery and damages discovery and have engaged in a limited amount of class discovery. The Company has filed a motion for summary judgment and the plaintiff has filed a motion for class certification. Reply briefs are to be filed shortly.

On August 1, 2002, Jennifer Myers, an individual and on behalf of all others similarly situated v. The Hertz Corporation was filed in the United States District Court for the Eastern District of New York. The complaint alleges a nationwide "opt-in collective action" on behalf of all Senior Station Managers, Station Managers and "B" Station Managers employed by the Company throughout the United States, contesting their exempt classification and seeking payment of overtime compensation under the federal Fair Labor Standards Act. The complaint also contains a subclass for all such managers employed in New York for alleged violations of state labor laws. On August 22, 2002, the Company served its answer to the complaint and denied the substantive allegations. Discovery has now commenced.

The Company believes it has meritorious defenses in the foregoing matters and will defend itself vigorously.

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

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

GUARANTEES AND EXTENDED SERVICE PLANS

At December 31, 2002, the following guarantees and extended service plans were issued and outstanding:

Indemnifications: In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims against any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and has accrued for expected losses that are probable. The types of indemnifications for which payments are possible include the following:

      Environmental: The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such costs or damages for which the Company may be held responsible could be substantial. The contingent losses that the Company expects to incur in connection with many of these sites have been accrued and those losses are reflected in its financial statements in accordance with generally accepted accounting principles. The aggregate amount accrued for environmental liabilities reflected in the Company's consolidated balance sheet at December 31, 2002 is $5.6 million. The accrual represents the estimated cost to study potential environmental issues at sites deemed investigation or cleanup activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site.

      For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company's connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, the Company is unable to estimate a maximum amount for costs or other damages for which it is potentially responsible in connection with these indemnifications, which are generally uncapped.

      Tax: The Company provides various tax-related indemnifications as part of transactions. The indemnified party typically is protected from certain events that result in a tax treatment different from that originally anticipated. In some cases, tax indemnifications relate to representations or warranties given by the Company. The Company's liability typically is fixed when a final determination of the indemnified party's tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. The Company is party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, the Company is unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Extended Service Plans: Used vehicles sold in the retail market generally contain base warranty coverage supplied by the vehicle manufacturer. The Company offers extended service plans which are separate contracts with retail customers purchasing used vehicles who pay fees to extend warranty coverage beyond the base warranty period. Under these plans, contract fees are recognized in income over the contract period on a straight-line basis.

The following is a tabular reconciliation of extended service plan deferred revenue accounts (in millions):

               January 1, 2002 beginning balance                  $  25.4
                Current year written revenue                         11.4
                Current year earned revenue                         (11.6)
                                                                  -------
               December 31, 2002 ending balance                   $  25.2
                                                                  =======

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of the quarterly operating results during 2002 and 2001 were as follows (in thousands):

                                           Operating Income (Loss)      Income (Loss)          Net
                                            (Pre-tax Income (Loss)      Before Income         Income
                                Revenues     Before Interest)(1)          Taxes(1)         (Loss)(2)(3)
                                --------     -------------------        --------------     ------------
2002
  First quarter .........     $1,088,822         $  25,867                $ (59,240)         $(342,133)
  Second quarter ........      1,262,492           173,249                   84,034             65,557
  Third quarter .........      1,416,605           261,157                  162,436            108,095
  Fourth quarter ........      1,200,220           122,492                   29,164             18,529
                              ----------         ---------                ---------          ---------
    Total Year ..........     $4,968,139         $ 582,765                $ 216,394          $(149,952)
                              ==========         =========                =========          =========

2001
  First quarter .........     $1,180,871         $  96,032                $  (5,805)         $  (3,937)
  Second quarter ........      1,285,496           188,674                   85,806             59,204
  Third quarter .........      1,369,226           161,357                   54,186             25,519
  Fourth quarter ........      1,080,198           (38,663)                (131,464)           (57,519)
                              ----------         ---------                ---------          ---------
    Total Year ..........     $4,915,791         $ 407,400                $   2,723          $  23,267
                              ==========         =========                =========          =========

(1) Includes $9.7 million in the first quarter of 2001 for expenses associated with the Merger.

(2) Includes a $294 million after tax non-cash charge, in the first quarter of 2002, related to impairment of goodwill in the Company's industrial and construction equipment rental segment, in accordance with SFAS No. 142.

(3) Includes credits to the "Provision (benefit) for taxes on income" of $30.2 million in the fourth quarter of 2001, from the benefit of certain foreign tax credits.

NOTE 14 -- FINANCIAL INSTRUMENTS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with subsidiaries of Ford and with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2002, the Company had no significant concentration of credit risk.

CASH AND EQUIVALENTS

Fair value approximates cost indicated on the balance sheet at December 31, 2002, because of the short-term maturity of these instruments. The balance at December 31, 2002, of $601.3 million, includes $424.1 million of investments with subsidiaries of Ford.

DEBT

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of all debt at December 31, 2002 and December 31, 2001 approximated $7.32 billion and $6.27 billion, respectively, compared to carrying value of $7.04 billion and $6.31 billion, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company and its subsidiaries enter into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements ("swaps"). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. The effect of these agreements is to make the Company less susceptible to changes in interest rates by effectively converting certain variable rate debt to fixed rate debt. At December 31, 2002, the Company had no interest rate swaps outstanding.

                     THE HERTZ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates, principally for selected marketing programs. These arrangements consist of the purchase of foreign exchange options. At December 31, 2002, the total notional amount of these instruments was $32.5 million, maturing at various dates in 2003 and 2004, and the fair value of all outstanding contracts, was approximately $.8 million. The fair value of the foreign currency instruments was estimated using market prices provided by financial institutions. Gains and losses resulting from changes in the fair value of these instruments are included in earnings. The total notional amount included options to sell Euro's, British Pounds, Yen and Canadian dollars in the notional amounts of $15.7 million, $13.3 million, $3.0 million and $.5 million, respectively. All borrowings by foreign operations are either in the foreign operation's local currency or, if in non-local currency, are hedged to minimize foreign exchange exposure.

                                   SCHEDULE II

                     THE HERTZ CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                Additions
                                           Balance at    ---------------------------
                                          Beginning of   Charged to     Translation                     Balance at
                                              Year         Income       Adjustments     Deductions     End of Year
                                          ------------   ----------     -----------    ------------    -----------
                                                                   Dollars in thousands
2002
  Allowance for doubtful accounts ....      $ 38,886      $ 15,570      $      2,900   $     28,309(a)   $ 29,047
                                            ========      ========      ============   ============      ========
  Public liability and property damage      $315,845      $145,010      $     13,105   $    120,486(b)   $353,474
                                            ========      ========      ============   ============      ========

2001
  Allowance for doubtful accounts ....      $ 34,788      $ 44,316      $       (985)  $     39,233(a)   $ 38,886
                                            ========      ========      ============   ============      ========
  Public liability and property damage      $272,779      $136,772      $     (2,710)  $     90,996(b)   $315,845
                                            ========      ========      ============   ============      ========

2000
  Allowance for doubtful accounts ....      $ 24,299      $ 31,893      $       (935)  $     20,469(a)   $ 34,788
                                            ========      ========      ============   ============      ========
  Public liability and property damage      $292,573      $108,681      $     (3,203)  $    125,272(b)   $272,779
                                            ========      ========      ============   ============      ========

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

      Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Omitted.

ITEM 14. CONTROLS AND PROCEDURES.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management including the company's Chief Executive Officer and Executive Vice President and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                          Page
(a) 1  Financial Statements:
       The Hertz Corporation and Subsidiaries --
           Report of Independent Accountants .......................................................        20
           Consolidated Balance Sheet at December 31, 2002 and 2001 ................................        21
           Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000        22
           Consolidated Statement of Stockholder's Equity for the years ended
               December 31, 2002, 2001 and 2000 ....................................................        23
           Consolidated Statement of Cash Flows for the years ended
               December 31, 2002, 2001 and 2000 ....................................................      24-25
           Notes to Consolidated Financial Statements ..............................................      26-45

    2   Financial Statement Schedules:
        The Hertz Corporation and Subsidiaries --
            Schedule II-- Valuation and Qualifying Accounts for the years ended
               December 31, 2002, 2001 and 2000 ...................................................        46

3.    Exhibits:

      (3)   Articles of Incorporation and By-Laws

            (a) Restated Certificate of Incorporation of the Company (filed as Exhibit (3)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

            (b) By-Laws of the Company, effective January 1, 2000 (filed as Exhibit (3) (b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

      (4) Instruments defining the rights of security holders, including indentures

            (a) At December 31, 2002, the Company had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

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

                  (l) Amendments to The Hertz Corporation Long-Term Equity Compensation Plan adopted by the Board of Directors on February 9, 2001 (filed as Exhibit (10)(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

      (12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 2002.

      (23)  Consent of Independent Accountants.

     (99.1) Certification of President and Chief Executive Officer Pursuant to
            18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (99.2) Certification of Executive Vice President and Chief Financial
            Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.


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

March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    /s/ Craig R. Koch          Director, President and Chief Executive Officer
----------------------------     (Principal Executive Officer)
      Craig R. Koch


    /s/ Frank A. Olson         Director and Chairman of the Board
----------------------------
      Frank A. Olson


  /s/ John M. Rintamaki        Director
----------------------------
    John M. Rintamaki


   /s/ Paul J. Siracusa        Executive Vice President and Chief Financial
----------------------------     Officer (Principal Financial Officer)
     Paul J. Siracusa


   /s/ Richard J. Foti         Staff Vice President and Controller
----------------------------       (Principal Accounting Officer)
       Richard J. Foti

                                 CERTIFICATIONS

I, Craig R. Koch, certify that:

1.    I have reviewed this annual report on Form 10-K of The Hertz Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 18, 2003

                                     By:  /s/ Craig R. Koch
                                          -------------------------------------
                                          Craig R. Koch
                                          President and Chief Executive Officer

I, Paul J. Siracusa, certify that:

1.    I have reviewed this annual report on Form 10-K of The Hertz Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 18, 2003

                                     By:  /s/ Paul J. Siracusa
                                          ---------------------------------
                                          Paul J. Siracusa
                                          Executive Vice President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

(12) Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 2002.

(23)    Consent of Independent Accountants.

(99.1) Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.