Form 10-Q
period 2003-03-31
HERTZ CORP
filed 2003-05-09
CIK 47129

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    No X .

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 31, 2003: Common Stock, $0.01 par value - 100 shares.

Page 1 of 19 pages

\

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

		Page

PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements
	Report of Independent Accountants	3
	Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002	4
	Consolidated Statement of Operations for the three months ended March 31, 2003 and 2002	5
	Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and 2002	6
	Notes to Condensed Consolidated Financial Statements	7 – 10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 14
ITEM 4.	Controls and Procedures	15
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	16
ITEM 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		16
CERTIFICATIONS		17 – 18
EXHIBIT INDEX		19

PART I - FINANCIAL INFORMATION

ITEM l. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation (an indirect, wholly owned subsidiary of Ford Motor Company) and its subsidiaries as of March 31, 2003, the related condensed consolidated statement of operations for each of the three- month periods ended March 31, 2003 and 2002, and the condensed consolidated statement of cash flows for each of the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the accompanying condensed consolidated interim financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which changed the method for accounting for stock-based employee compensation.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, stockholder’s equity and cash flows for the year then ended (not presented herein), and in our report dated January 17, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 11, 2003

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
Unaudited

ASSETS

	March 31,	Dec. 31,
	2003	2002

Cash and equivalents	$934,192	$601,263
Receivables, less allowance for doubtful accounts of $36,147 and $29,047	930,916	1,021,663
Due from affiliates	189,951	251,299
Inventories, at lower of cost or market	72,411	71,842
Prepaid expenses and other assets	123,919	126,180
Revenue earning equipment, at cost (Notes 5 and 6):
Cars	6,739,333	6,708,139
Less accumulated depreciation	(600,646)	(709,817)
Other equipment	2,261,297	2,290,394
Less accumulated depreciation	(885,970)	(862,808)

Total revenue earning equipment	7,514,014	7,425,908

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,152,722	1,123,779
Service equipment	1,025,664	1,011,581

	2,178,386	2,135,360
Less accumulated depreciation	(1,052,735)	(1,023,591)

Total property and equipment	1,125,651	1,111,769

Goodwill and other intangible assets (Note 3)	522,743	519,021

Total assets	$11,413,797	$11,128,945

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$685,610	$506,170
Accrued liabilities	755,618	789,364
Accrued taxes	61,103	52,753
Debt (Note 6)	7,189,793	7,043,197
Public liability and property damage	353,478	353,474
Deferred taxes on income	462,100	462,100
Stockholder’s equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	917,439	955,131
Accumulated other comprehensive income (loss) (Note 8)	5,524	(16,376)

Total stockholder’s equity	1,906,095	1,921,887

Total liabilities and stockholder’s equity	$11,413,797	$11,128,945

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended March 31,

	2003	2002

Revenues:
Car rental	$938,850	$877,524
Industrial and construction equipment rental	194,087	196,171
Other	14,723	15,127

Total revenues	1,147,660	1,088,822

Expenses:
Direct operating	621,369	590,355
Depreciation of revenue earning equipment (Note 5)	363,026	352,928
Selling, general and administrative	131,213	119,672
Interest, net of interest income of $3,235 and $1,479	88,888	85,107

Total expenses	1,204,496	1,148,062

Loss before income taxes	(56,836)	(59,240)
Benefit for income taxes (Note 4)	(19,144)	(11,107)

Loss before cumulative effect of change in accounting principle	(37,692)	(48,133)
Cumulative effect of change in accounting principle (Note 3)	—	(294,000)

Net loss	$(37,692)	$(342,133)

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(37,692)	$(342,133)
Cumulative effect of change in accounting principle	—	294,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	315,425	(25,795)

Net cash provided by (used in) operating activities	277,733	(73,928)

Cash flows from investing activities:
Property and equipment expenditures	(51,300)	(66,268)
Proceeds from sales of property and equipment	8,984	8,575
Available-for-sale securities:
Purchases	(3,543)	(1,576)
Sales	3,305	1,522
Changes in investment in joint venture	—	480

Net cash used in investing activities	(42,554)	(57,267)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,364	1,882
Repayment of long-term debt	(151,870)	(5,736)
Short-term borrowings:
Proceeds	129,357	100,695
Repayments	(126,959)	(65,197)
Ninety day term or less, net	240,157	149,867

Net cash provided by financing activities	92,049	181,511

Effect of foreign exchange rate changes on cash	5,701	(1,645)

Net increase in cash and equivalents during the period	332,929	48,671
Cash and equivalents at beginning of year	601,263	213,997

Cash and equivalents at end of period	$934,192	$262,668

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$94,419	$101,538
Income taxes	588	4,660

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 – Basis of Presentation

          The Hertz Corporation (together with its subsidiaries, referred to herein as “Hertz” or the “Company”) is an indirect wholly owned subsidiary of Ford Motor Company (“Ford”).

          The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2002, filed by the Company with the Securities and Exchange Commission on March 18, 2003, has been followed in preparing the accompanying condensed consolidated financial statements.

          The condensed consolidated financial statements for interim periods included herein have been reviewed, but not audited, by the Company’s independent accountants. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

          Certain prior period amounts were reclassified to conform with current period presentation consistent with the presentation in the Form 10-K Report. Reclassifications include amounts reported cumulatively in the first half of 2002 related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” as described in Note 3.

Note 2 – Recently Adopted Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted this statement, effective January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position, results of operations or cash flows.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and recognition of liabilities for costs associated with exit or disposal activities, requiring that such liabilities be recognized and measured initially at fair value only when a liability is incurred. SFAS No. 146 is effective for disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position, results of operations or cash flows.

          In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable prospectively to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements issued after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations or cash flows.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the effects of stock-based compensation. The annual and interim disclosure guidance of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company adopted the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date. The following table illustrates the effect on net income as if the fair value based method had been applied to all outstanding and unvested awards in each period.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

		Three Months
		Ended March 31,

		2003	2002

Net loss, as reported		$(37,692)	$(342,133)
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	1,238	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,238)	(1,158)

Pro forma net loss		$(37,692)	$(343,291)

          In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities. FIN 46 is effective for all variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, the adoption of FIN 46 did not affect the Company’s financial position, results of operations or cash flows.

Note 3 – Goodwill and Other Intangible Assets

          The Company accounts for its goodwill under SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives.

          The Company adopted SFAS No. 142 beginning January 1, 2002. Upon its adoption, the Company recorded a one-time, non-cash charge of $294 million to reduce the carrying value of its goodwill. The Company recognized this impairment charge effective as of January 1, 2002 as a cumulative effect of change in accounting principle.

          The goodwill impairment charge represented a portion of the goodwill of the industrial and construction equipment rental segment. The goodwill write-off was the result of a reduction in projected cash flows used to determine fair value due to the unfavorable economic conditions as of the date of adoption, which reduced demand for industrial and construction equipment in North America. The Company will conduct the required annual goodwill impairment test in the second quarter of 2003.

          The following summarizes the changes in the Company’s goodwill, by segment, and other intangible assets during the first three months of 2003 (in thousands of dollars):

	January 1, 2003	Change(1)	March 31, 2003

Goodwill
Car rental	$360,919	$538	$361,457
Industrial and construction equipment rental	156,054	3,464	159,518

Total Goodwill	516,973	4,002	520,975
Other intangible assets	2,048	(280)	1,768

Total	$519,021	$3,722	$522,743

(1)	Consists of changes resulting from the translation of foreign currencies at different exchange rates on January 1, 2003 and March 31, 2003 and amortization of certain intangible assets.

Note 4 – Income Taxes

          The benefit for income taxes is based upon the expected effective tax rate applicable to the full year. The effective tax rate in 2003 is lower than the U.S. statutory rate of 35% primarily due to the mix of pretax operating results between countries with different tax rates.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 5 - Depreciation of Revenue Earning Equipment

          Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended
	March 31,

	2003	2002

Depreciation of revenue earning equipment	$356,101	$351,807
Adjustment of depreciation upon disposal of the equipment	1,624	(3,202)
Rents paid for vehicles leased	5,301	4,323

Total	$363,026	$352,928

          The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2003 and 2002 included net gains of $2.9 million and $1.8 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and a net loss of $4.5 million and a net gain of $1.4 million, respectively, in the car rental operations.

          During the three months ended March 31, 2003, the Company purchased Ford vehicles at a cost of approximately $1.2 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.0 billion.

Note 6 - Debt

          Debt at March 31, 2003 and December 31, 2002 consisted of the following (in thousands of dollars):

	March 31,	Dec. 31,
	2003	2002

Notes payable, including commercial paper, average interest rate: 2003, 1.4%; 2002, 1.7%	$1,045,514	$769,045
Promissory notes, average interest rate: 6.3% (effective average interest rate: 2003, 6.3%; 2002, 6.4%); net of unamortized discount: 2003, $13,136; 2002, $13,648; due 2003 to 2028	4,693,723	4,843,211
Junior subordinated promissory notes, average interest rate 7.0%; net of unamortized discount: 2003, $10; 2002, $17; due 2003	249,990	249,983
Foreign subsidiaries’ debt, in foreign currencies, including commercial paper: in millions (2003, $809.3; 2002, $718.8); and other borrowings; average interest rate: 2003, 3.4%; 2002, 3.6%	1,200,566	1,180,958

Total	$7,189,793	$7,043,197

          The aggregate amounts of maturities of debt for the twelve-month periods following March 31, 2003 are as follows (in millions): 2004, $2,783.6 (including $2,231.7 of commercial paper and short-term borrowings); 2005, $901.6; 2006, $605.0; 2007, $260.3; 2008, $498.8, after 2008, $2,140.5.

          At March 31, 2003, approximately $978 million of the Company’s consolidated stockholder’s equity was free of dividend limitations pursuant to its existing debt agreements.

          During 2002, the Company established an Asset Backed Securitization (“ABS”) program to reduce its borrowing costs and enhance financing resources for its domestic car rental fleet. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are included in debt in the balance sheet. All debt issued under the ABS program is collateralized by the assets of the ABS program consisting of revenue earning vehicles acquired by the Company for use in its daily rental business, restricted cash and investments and certain receivables related to revenue earning vehicles.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

          At March 31, 2003, $700.0 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of March 31, 2003 was 1.3%. The secured commercial paper has a maximum term of 58 days when issued. At March 31, 2003, the outstanding commercial paper was secured by $692.0 million net book value of revenue earning vehicles, $12.1 million of receivables and $2.6 million of restricted cash. (Restricted cash is included in “prepaid expenses and other assets” in the consolidated balance sheet.)

Note 7 - Segment Information

          The Company’s business principally consists of two significant segments: rental of cars and light trucks (“car rental”); and rental of industrial, construction and materials handling equipment (“industrial and construction equipment rental”). The contributions of these segments, as well as “corporate and other,” to revenues and income (loss) before income taxes for the three months ended March 31, 2003 and 2002 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, certain interest expense, as well as other business activities such as claim management services (in millions of dollars).

	Three Months Ended March 31,

			Income (Loss)
	Revenues		Before Income Taxes

	2003	2002	2003	2002

Car rental	$951.6	$890.2	$(22.0)	$(23.8)
Industrial and construction equipment rental	194.2	196.2	(27.0)	(34.0)
Corporate and other	1.9	2.4	(7.8)	(1.4)

Consolidated total	$1,147.7	$1,088.8	$(56.8)	$(59.2)

Note 8 - Comprehensive Income (Loss)

          Accumulated other comprehensive income (loss) at March 31, 2003 and December 31, 2002 includes an accumulated translation gain and an accumulated translation loss (in thousands of dollars) of $12,766 and $9,439, respectively. Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was as follows (in thousands of dollars):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(37,692)	$(342,133)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,205	(5,275)
Unrealized loss on available-for-sale securities	(305)	(98)

Total other comprehensive income (loss)	21,900	(5,373)

Comprehensive loss	$(15,792)	$(347,506)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements appearing below, including, without limitation, those concerning (i) the Company’s outlook and (ii) the Company’s liquidity and capital expenditures, contain forward-looking statements concerning the Company’s operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, economic downturn; competition; the Company’s dependence on air travel; terrorist attacks, acts of war, epidemic diseases, or measures taken by governments in response thereto that negatively affect the travel industry; limitations upon the Company’s liquidity and capital raising ability; increases in the cost of cars and limitations on the supply of competitively priced cars; seasonality in the Company’s businesses; and Ford’s continued control of the Company.

Three Months ended March 31, 2003 Compared with Three Months ended March 31, 2002

Summary

          The following table sets forth for the three months ended March 31, 2003 and 2002 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Three Months Ended
	March 31,

	2003	2002

Revenues:
Car rental	81.8%	80.6%
Industrial and construction equipment rental	16.9	18.0
Other	1.3	1.4

	100.0	100.0

Expenses:
Direct operating	54.2	54.2
Depreciation of revenue earning equipment	31.6	32.4
Selling, general and administrative	11.4	11.0
Interest, net of interest income	7.8	7.8

	105.0	105.4

Loss before income taxes	(5.0)	(5.4)
Benefit for income taxes	(1.7)	(1.0)

Loss before cumulative effect of change in accounting principle	(3.3)%	(4.4)%

Revenues

          Total revenues in the first quarter of 2003 of $1,147.7 million increased by 5.4% from $1,088.8 million in the first quarter of 2002. Revenues from car rental operations of $938.9 million in the first quarter of 2003 increased by $61.4 million, or 7.0% from $877.5 million in the first quarter of 2002. The increase was primarily the result of approximately $36.7 million from the effects of foreign currency translation and a 3.3% increase in rental transactions.

          Revenues from industrial and construction equipment rental operations of $194.1 million in the first quarter of 2003 decreased by $2.1 million, or 1.1% from $196.2 million in the first quarter of 2002. The decrease was due to a decrease in pricing and rental volume, which is the result of depressed capital spending levels for new construction and its impact on the equipment rental industry.

          Revenues from all other sources of $14.7 million in the first quarter of 2003 were $.4 million below last year.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Expenses

          Total expenses of $1,204.5 million in 2003 increased by 4.9% from $1,148.1 million in 2002, and total expenses as a percentage of revenues decreased to 105.0% in the first quarter of 2003 as compared to 105.4% in 2002.

          Direct operating expenses of $621.4 million in 2003 increased by 5.3% from $590.4 million in 2002. The increase was primarily the result of the effects of foreign currency translation and an increase in wages and benefits, partly offset by decreases in commissions and concessions in car rental operations and lower costs in equipment rental operations.

          Depreciation of revenue earning equipment for the car rental operations of $299.1 million in the first quarter of 2003, increased by 5.3%, from $284.0 million in 2002. The increase was primarily due to the effects of foreign currency translation, lower net proceeds received in excess of book value on the disposal of used vehicles and an increase in the number of cars in the rental fleet in the United States. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $63.9 million in 2003 decreased by 7.3% from $68.9 million in 2002 due to a decrease in the size of the equipment rental fleet.

          Selling, general and administrative expenses of $131.2 million in 2003 increased by 9.6% from $119.7 million in 2002. The increase was primarily due to the effects of foreign currency translation and to increases in administrative, advertising and sales promotion expenses. Administrative expenses included $2.1 million of stock-based compensation expense which resulted from the adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. See Note 2 to the Notes to the Company’s condensed consolidated financial statements.

          Interest expense of $88.9 million in 2003 increased by 4.4% from $85.1 million in 2002, primarily due to higher average debt levels in 2003 partly offset by a decrease in the weighted-average interest rate and an increase in interest income.

          The tax benefit of $19.1 million in 2003 increased by 72.4% from $11.1 million in 2002, primarily due to a higher effective tax rate in 2003. The effective tax rate in 2003 is 33.7% as compared to 18.7% in 2002. The increase in the effective tax rate is due primarily to the projected mix of pretax operating results between countries with different tax rates and the effect, in the first quarter of 2002, of applying a full year projected effective tax rate that anticipated low levels of full year income before income taxes. The final effective tax rate for 2002 was 33.4%. See Note 4 to the Notes to the Company’s condensed consolidated financial statements.

Loss before cumulative effect of change in accounting principle

          The Company had a loss before cumulative effect of change in accounting principle of $37.7 million in the first quarter of 2003, representing a decrease of 21.7% from a $48.1 million loss in 2002. The decrease in the loss was primarily due to an increase in volume in the Company’s worldwide car rental business, continued cost reductions and an increase in the tax benefit which resulted from the higher effective tax rate in 2003. The losses reflect the seasonally lower demand in the car and equipment rental business during the winter months and the continued impact of economic and geo-political uncertainty on the travel industry.

Cumulative effect of change in accounting principle

          The Company recorded a non-cash charge of $294 million upon the adoption of SFAS No. 142 effective January 1, 2002. The charge related to the industrial and construction equipment rental segment. The goodwill write-off was the result of a reduction in projected cash flows used to determine fair value due to the unfavorable economic conditions as of the date of adoption, which reduced demand for industrial and construction equipment in North America. See Note 3 to the Notes to the Company’s condensed consolidated financial statements.

Outlook

          The Company expects full year 2003 income before income taxes to be below 2002 levels, reflecting the adverse impact of the Iraqi conflict and severe acute respiratory syndrome, or “SARS,” on the travel industry, continued weak economic conditions and restrained corporate spending.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

          At March 31, 2003, the Company had cash and cash equivalents of $934.2 million, an increase of $332.9 million from December 31, 2002. The balance at March 31, 2003 included $696.5 million of related party investments, with $582.8 million representing short-term investments in commercial paper issued by Ford Motor Credit Company and its subsidiaries. These investments are being held until the funds are required for operating purposes or to reduce indebtedness.

          The Company’s domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company’s primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash provided by operating activities during the first three months of 2003 increased approximately $352 million from the first three months of 2002 primarily due to the decrease in net revenue earning vehicle expenditures. For the three months ended March 31, 2003, the Company’s expenditures for revenue earning equipment were $3.0 billion (partially offset by proceeds from the sale of such equipment of $2.6 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the three months ended March 31, 2003, the Company’s capital expenditures for property and non-revenue earning equipment were $51.3 million.

          To finance its domestic operations, the Company maintains active unsecured and secured commercial paper programs. The Company is also active in the domestic unsecured medium-term and long-term debt markets.

          During the third quarter of 2002, the Company established an Asset Backed Securitization (“ABS”) program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are classified as debt on the Company’s consolidated balance sheet. The commercial paper notes have ratings of A-1 by Standard & Poors Rating Services, Prime-1 by Moody’s Investors Service, Inc. and F1 by Fitch Ratings. Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($928 million), which expires in September 2003, or a related letter of credit issued under a letter of credit facility ($215 million), which expires in September 2004.

          All debt issued under the ABS program is collateralized by the assets of the ABS program consisting of revenue earning vehicles acquired for use in the Company’s domestic rental fleet, restricted cash and investments, and certain receivables related to the revenue earning vehicles. As of March 31, 2003 $700.0 million of asset backed commercial paper was outstanding.

          As the need arises, it is the Company’s intention to issue either unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured medium-term and long-term debt outstanding as of March 31, 2003 was $5.0 billion with maturities ranging from 2003 to 2028. At March 31, 2003, there was no secured medium-term or long-term debt outstanding. The Company expects to issue medium-term notes under the ABS program in the second quarter of 2003.

          Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Belgium, Ireland and the Netherlands. The Company guarantees only the borrowings under these commercial paper programs and certain credit facilities extended by local banks to the Company’s subsidiaries in Canada and Australia. All borrowings by international operations either are in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At March 31, 2003, the total debt for the foreign operations was $1,201 million, of which $1,191 million was short-term (original maturity of less than one year) and $10 million was long-term. At March 31, 2003, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Canada, Ireland, Belgium, the Netherlands and Australia were $334, $258, $133, $44 and $40, respectively.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          At March 31, 2003, the Company had committed credit facilities totaling $3.0 billion. Currently $1.3 billion of the committed credit facilities are represented by a combination of multi-year and 364-day global committed credit facilities provided by 27 participating banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2002 and currently total $1,212 million with expirations as follows: $137 million on June 30, 2003, $43 million on June 30, 2004, $69 million on June 30, 2005 and $963 million on June 30, 2007. The multi-year facilities that expire in 2007 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 20, 2002, the 364-day facilities were renegotiated and currently $115 million expires on June 19, 2003. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan.

          Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, the Company has waived any right to transfer these commitments back to the 364-day global committed credit facilities without the consent of the participating banks. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the banks’ multi-year facility commitment by one half of the amount of their ABS letter of credit participation.

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

Other Financial Information

          The interim financial information included in this quarterly report on Form 10-Q has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, reliance on their reports on such information should be restricted. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 4.   Controls and Procedures

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

          As required by Rules 13a-15 and 15d-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls, or in other factors, which could significantly affect internal controls, subsequent to the date of the evaluation.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          On March 27, 2003, the Company was advised by representatives of the Attorney General of the Commonwealth of Pennsylvania that the Attorney General had commenced an investigation into the Company’s, and two of its principal competitors’, practices in connection with the sale to vehicle rental customers of loss damage waivers and various optional insurance products. In subsequent discussions with the Attorney General’s representatives, the Company was presented with a draft civil complaint naming the Company and the two competitors as defendants and alleging that the defendants have violated the Pennsylvania Unfair Trade Practices Act and the Pennsylvania Plain Language Consumer Contract Act. The sections of the draft complaint relating to the Company make such allegations primarily on the basis of allegedly misleading language contained in the portions of the Company’s form rental agreements that govern responsibility for damage and injury arising from the operation of the rented vehicle. The remedies sought in the draft complaint include consumer restitution, disgorgement of profits, compensatory, statutory and punitive damages and civil penalties. Discussions between the Company and the Attorney General’s representatives are ongoing, and no formal action or proceedings have been commenced against the Company.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2003 and 2002.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated May 9, 2003, relating to Financial Information.

99.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION (Registrant)

Date: May 9, 2003	By:	/s/ Paul J. Siracusa

Paul J. Siracusa Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

CERTIFICATIONS

I, Craig R. Koch, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Hertz Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:	/s/ Craig R. Koch

Craig R. Koch President and Chief Executive Officer

CERTIFICATIONS

I, Paul J. Siracusa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Hertz Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:	/s/ Paul J. Siracusa

Paul J. Siracusa Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2003 and 2002.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated May 9, 2003, relating to Financial Information.

99.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.