Form 10-Q
period 2003-06-30
HERTZ CORP
filed 2003-08-05
CIK 47129

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of June 30, 2003: Common Stock, $0.01 par value - 100 shares.

Page 1 of 22 pages

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

Page

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Report of Independent Accountants	3
Consolidated Balance Sheet as of June 30, 2003 and December 31, 2002	4
Consolidated Statement of Operations for the three months ended June 30, 2003 and 2002	5
Consolidated Statement of Operations for the six months ended June 30, 2003 and 2002	6
Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002	7
Notes to Condensed Consolidated Financial Statements	8–13
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14–19
ITEM 4. Controls and Procedures	19
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	20
ITEM 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	21
EXHIBIT INDEX	22

PART I - FINANCIAL INFORMATION

ITEM l. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation (an indirect, wholly owned subsidiary of Ford Motor Company) and its subsidiaries as of June 30, 2003, the related condensed consolidated statement of operations for each of the three- month and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statement of cash flows for each of the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year then ended (not presented herein), and in our report dated January 17, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
July 11, 2003

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
Unaudited

	June 30,	Dec. 31,
	2003	2002

ASSETS
Cash and equivalents	$1,127,908	$601,263
Receivables, less allowance for doubtful accounts of $37,150 and $29,047 (Note 6)	967,705	1,021,663
Due from affiliates	332,626	251,299
Inventories, at lower of cost or market	73,287	71,842
Prepaid expenses and other assets (Note 6)	155,511	126,180
Revenue earning equipment, at cost (Notes 5 and 6):
Cars	7,650,090	6,708,139
Less accumulated depreciation	(624,971)	(709,817)
Other equipment	2,288,003	2,290,394
Less accumulated depreciation	(890,404)	(862,808)

Total revenue earning equipment	8,422,718	7,425,908

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,158,806	1,123,779
Service equipment	1,067,694	1,011,581

	2,226,500	2,135,360
Less accumulated depreciation	(1,094,601)	(1,023,591)

Total property and equipment	1,131,899	1,111,769

Goodwill and other intangible assets (Note 3)	528,706	519,021

Total assets	$12,740,360	$11,128,945

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$821,358	$506,170
Accrued liabilities	738,734	789,364
Accrued taxes	99,003	52,753
Debt (Note 6)	8,049,845	7,043,197
Public liability and property damage	362,649	353,474
Deferred taxes on income	682,600	462,100
Stockholder’s equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	957,029	955,131
Accumulated other comprehensive income (loss) (Note 8)	46,010	(16,376)

Total stockholder’s equity	1,986,171	1,921,887

Total liabilities and stockholder’s equity	$12,740,360	$11,128,945

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended June 30,

	2003	2002

Revenues:
Car rental	$1,033,668	$1,021,767
Industrial and construction equipment rental	220,710	223,338
Other	15,431	17,387

Total revenues	1,269,809	1,262,492

Expenses:
Direct operating	625,522	602,887
Depreciation of revenue earning equipment (Note 5)	373,037	364,460
Selling, general and administrative	122,204	121,896
Interest, net of interest income of $5,587 and $2,317	89,422	89,215

Total expenses	1,210,185	1,178,458

Income before income taxes	59,624	84,034
Provision for taxes on income (Note 4)	20,034	18,477

Net income	$39,590	$65,557

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Six Months
	Ended June 30,

	2003	2002

Revenues:
Car rental	$1,972,518	$1,899,291
Industrial and construction equipment rental	414,797	419,509
Other	30,154	32,514

Total revenues	2,417,469	2,351,314

Expenses:
Direct operating	1,246,891	1,193,242
Depreciation of revenue earning equipment (Note 5)	736,063	717,388
Selling, general and administrative	253,417	241,568
Interest, net of interest income of $8,822 and $3,796	178,310	174,322

Total expenses	2,414,681	2,326,520

Income before income taxes	2,788	24,794
Provision for taxes on income (Note 4)	890	7,370

Income before cumulative effect of change in accounting principle	1,898	17,424
Cumulative effect of change in accounting principle (Note 3)	—	(294,000)

Net income (loss)	$1,898	$(276,576)

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Six Months
	Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,898	$(276,576)
Cumulative effect of change in accounting principle	—	294,000
Adjustments to reconcile net income (loss) to net cash used in operating activities	(285,511)	(574,590)

Net cash used in operating activities	(283,613)	(557,166)

Cash flows from investing activities:
Property and equipment expenditures	(107,920)	(125,050)
Proceeds from sales of property and equipment	32,599	15,556
Available-for-sale securities:
Purchases	(4,837)	(2,542)
Sales	4,138	2,263
Changes in investment in joint venture	1,800	1,280

Net cash used in investing activities	(74,220)	(108,493)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,160	798,626
Repayment of long-term debt	(456,050)	(308,363)
Short-term borrowings:
Proceeds	410,657	350,329
Repayments	(162,712)	(131,333)
Ninety day term or less, net	1,064,929	374,025

Net cash provided by financing activities	861,984	1,083,284

Effect of foreign exchange rate changes on cash	22,494	16,163

Net increase in cash and equivalents during the period	526,645	433,788
Cash and equivalents at beginning of year	601,263	213,997

Cash and equivalents at end of period	$1,127,908	$647,785

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$180,488	$181,943
Income taxes	13,146	10,461

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

Note 2 – Recently Adopted Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted this statement, effective January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the effects of stock-based compensation. The annual and interim disclosure guidance of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company adopted the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date. The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all outstanding and unvested awards in each period.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

		Three Months
		Ended June 30,

		2003	2002

Net income, as reported		$39,590	$65,557
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	786	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(786)	(1,787)

Pro forma net income		$39,590	$63,770

		Six Months
		Ended June 30,

		2003	2002

Net income (loss), as reported		$1,898	$(276,576)
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	2,024	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,024)	(2,945)

Pro forma net income (loss)		$1,898	$(279,521)

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

     The goodwill impairment charge represented a portion of the goodwill of the industrial and construction equipment rental segment. The goodwill write-off was the result of a reduction in projected cash flows used to determine fair value due to the unfavorable economic conditions as of the date of adoption, which reduced demand for industrial and construction equipment in North America. The Company conducted the required annual goodwill impairment test in the second quarter of 2003, and determined that there was no additional impairment.

     The following summarizes the changes in the Company’s goodwill, by segment, and other intangible assets (in thousands of dollars):

	December 31, 2002	Change(1)	June 30, 2003

Goodwill
Car rental	$360,919	$1,360	$362,279
Industrial and construction equipment rental	156,054	8,308	164,362

Total Goodwill	516,973	9,668	526,641
Other intangible assets	2,048	17	2,065

Total	$519,021	$9,685	$528,706

(1)	Consists of changes resulting from the translation of foreign currencies at different exchange rates on December 31, 2002 and June 30, 2003 and amortization of certain intangible assets.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 4 – Income Taxes

     The provision for income taxes is based upon the expected effective tax rate applicable to the full year. The effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the mix of pretax operating results between countries with different tax rates.

Note 5 – Depreciation of Revenue Earning Equipment

     Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended
	June 30,

	2003	2002

Depreciation of revenue earning equipment	$369,703	$368,650
Adjustment of depreciation upon disposal of the equipment	(1,429)	(8,424)
Rents paid for vehicles leased	4,763	4,234

Total	$373,037	$364,460

	Six Months Ended
	June 30,

	2003	2002

Depreciation of revenue earning equipment	$725,804	$720,457
Adjustment of depreciation upon disposal of the equipment	195	(11,626)
Rents paid for vehicles leased	10,064	8,557

Total	$736,063	$717,388

     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2003 and 2002 included net gains of $3.3 million and $2.7 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and a net loss of $1.9 million and a net gain of $5.7 million, respectively, in the car rental operations.

     The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2003 and 2002 included net gains of $6.2 million and $4.5 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and a net loss of $6.4 million and a net gain of $7.1 million, respectively, in the car rental operations.

     During the six months ended June 30, 2003, the Company purchased Ford vehicles at a cost of approximately $3.0 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.0 billion.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 6 - Debt

     Debt at June 30, 2003 and December 31, 2002 consisted of the following (in thousands of dollars):

	June 30,	Dec. 31,
	2003	2002

Notes payable, including commercial paper, average interest rate: 2003, 1.3%; 2002, 1.7%	$1,821,124	$769,045
Promissory notes, average interest rate: 2003, 6.5%; 2002, 6.3% (effective average interest rate: 2003, 6.6%; 2002, 6.4%); net of unamortized discount: 2003, $12,621; 2002, $13,648; due 2004 to 2028	4,394,234	4,843,211
Junior subordinated promissory notes, average interest rate 7.0%; net of unamortized discount: 2003, $2; 2002, $17; due July 15, 2003	249,998	249,983
Foreign subsidiaries’ debt, in foreign currencies, including commercial paper: in millions (2003, $1,138.6; 2002, $718.8); and other borrowings; average interest rate:
2003, 3.3%; 2002, 3.6%	1,584,489	1,180,958

Total	$8,049,845	$7,043,197

     The aggregate amounts of maturities of debt for the twelve-month periods following June 30, 2003 are as follows (in millions): 2004, $3,643.5 (including $3,391.7 of commercial paper and short-term borrowings); 2005, $1,401.1; 2006, $355.5; 2007, $9.9; 2008, $698.8, after 2008, $1,941.0.

     At June 30, 2003, approximately $963 million of the Company’s consolidated stockholder’s equity was free of dividend limitations pursuant to its existing debt agreements.

     During 2002, the Company established an Asset Backed Securitization (“ABS”) program to reduce its borrowing costs and enhance financing resources for its domestic car rental fleet. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are included in debt in the balance sheet. All debt issued under the ABS program is collateralized by the assets of the special purpose entities consisting of revenue earning vehicles used by the Company in its daily rental business, restricted cash and investments and certain receivables related to revenue earning vehicles.

     At June 30, 2003, $860.5 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of June 30, 2003 was 1.2%. The secured commercial paper has a maximum term of 58 days when issued. At June 30, 2003, the outstanding commercial paper was secured by $834.7 million net book value of revenue earning vehicles, $34.8 million of receivables and $6.8 million of restricted cash. (Restricted cash is included in “prepaid expenses and other assets” in the consolidated balance sheet.)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 7 - Segment Information

     The Company’s business principally consists of two significant segments: rental of cars and light trucks (“car rental”); and rental of industrial, construction and materials handling equipment (“industrial and construction equipment rental”). The contributions of these segments, as well as “corporate and other,” to revenues and income (loss) before income taxes for the three and six months ended June 30, 2003 and 2002 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, and certain interest expense, as well as other business activities such as claim management services.

	Three Months Ended June 30,

			Income (Loss)
	Revenues		Before Income Taxes

	2003	2002	2003	2002

Car rental	$1,047.2	$1,037.1	$72.2 (a)	$92.9
Industrial and construction equipment rental	220.8	223.4	(9.4)	(5.0)
Corporate and other	1.8	2.0	(3.2)	(3.9)

Consolidated total	$1,269.8	$1,262.5	$59.6	$84.0

	Six Months Ended June 30,

			Income (Loss)
	Revenues		Before Income Taxes

	2003	2002	2003	2002

Car rental	$1,998.8	$1,927.3	$50.2 (a)	$69.1
Industrial and construction equipment rental	415.0	419.6	(36.4)	(39.0)
Corporate and other	3.7	4.4	(11.0)	(5.3)

Consolidated total	$2,417.5	$2,351.3	$2.8	$24.8

(a)	Includes a gain of $8.0 million from the condemnation of a car rental and support facility in Florida.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 8 - Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) at June 30, 2003 and December 31, 2002 includes an accumulated translation gain and an accumulated translation loss (in thousands of dollars) of $53,122 and $9,439, respectively. Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 was as follows (in thousands of dollars):

	Three Months Ended
	June 30,

	2003	2002

Net income	$39,590	$65,557

Other comprehensive income net of tax:
Foreign currency translation adjustments	40,356	68,856
Unrealized gain on available-for-sale securities	130	242

Total other comprehensive income	40,486	69,098

Comprehensive income	$80,076	$134,655

	Six Months Ended
	June 30,

	2003	2002

Net income (loss)	$1,898	$(276,576)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	62,561	63,700
Unrealized (loss) gain on available-for-sale securities	(175)	144

Total other comprehensive income	62,386	63,844

Comprehensive income (loss)	$64,284	$(212,732)

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

Three Months ended June 30, 2003 Compared with Three Months ended June 30, 2002

Summary

     The following table sets forth for the three months ended June 30, 2003 and 2002 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Three Months Ended
	June 30,

	2003	2002

Revenues:
Car rental	81.4%	80.9%
Industrial and construction equipment rental	17.4	17.7
Other	1.2	1.4

	100.0	100.0

Expenses:
Direct operating	49.3	47.7
Depreciation of revenue earning equipment	29.4	28.9
Selling, general and administrative	9.6	9.6
Interest, net of interest income	7.0	7.1

	95.3	93.3

Income before income taxes	4.7	6.7
Provision for income taxes	1.6	1.5

Net Income	3.1%	5.2%

Revenues

     Total revenues in the second quarter of 2003 of $1,269.8 million increased by 0.6% from $1,262.5 million in the second quarter of 2002. Revenues from car rental operations of $1,033.7 million in the second quarter of 2003 increased by $11.9 million, or 1.2% from $1,021.8 million in the second quarter of 2002. The increase was primarily the result of approximately $45.6 million from the effects of foreign currency translation, mostly offset by a 5.3% decrease in pricing and lower rental volume in the United States.

     Revenues from industrial and construction equipment rental operations of $220.7 million in the second quarter of 2003 decreased by $2.6 million, or 1.2% from $223.3 million in the second quarter of 2002. The decrease was due to a decrease in pricing and rental volume, which is the result of depressed capital spending for new construction and its impact on the equipment rental industry.

     Revenues from all other sources of $15.4 million in the second quarter of 2003 decreased by $2.0 million, or 11.2% from $17.4 million in the second quarter of 2002, primarily due to a decrease in license and management fees earned from Axus International, Inc. (“Axus”). Axus was a wholly owned, vehicle leasing subsidiary of Ford Motor Credit Company (“Ford Credit”) to which the Company had licensed the Hertz name and provided management services prior to the completion of the sale of Axus by Ford Credit and termination of the Hertz license in the first quarter of 2003.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Expenses

     Total expenses of $1,210.2 million in 2003 increased by 2.7% from $1,178.5 million in 2002, and total expenses as a percentage of revenues increased to 95.3% in the second quarter of 2003 as compared to 93.3% in 2002.

     Direct operating expenses of $625.5 million in 2003 increased by 3.8% from $602.9 million in 2002. The increase was primarily the result of the effects of foreign currency translation and an increase in wages and benefits, partly offset by decreases in commissions and reservation costs in car rental operations and a gain of $8.0 million from the condemnation of a car rental and support facility in Florida.

     Depreciation of revenue earning equipment for the car rental operations of $311.6 million in the second quarter of 2003, increased by 4.0%, from $299.7 million in 2002. The increase was primarily due to the effects of foreign currency translation and lower net proceeds received in excess of book value on the disposal of used vehicles, partly offset by a decrease in the number of cars in the rental fleet in the United States. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $61.4 million in 2003 decreased by 5.2% from $64.8 million in 2002 due to a decrease in the size of the equipment rental fleet.

     Selling, general and administrative expenses of $122.2 million in 2003 increased by 0.3% from $121.9 million in 2002. The increase was primarily due to the effects of foreign currency translation mostly offset by decreases in advertising and administrative expenses. Administrative expenses included $1.3 million of stock-based compensation expense which resulted from the adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. See Note 2 to the Notes to the Company’s condensed consolidated financial statements.

     Interest expense of $89.4 million in 2003 increased by 0.2% from $89.2 million in 2002, primarily due to higher average debt levels in 2003, mostly offset by a decrease in the weighted-average interest rate and an increase in interest income.

     The provision for income taxes of $20.0 million in 2003 increased by 8.4% from $18.5 million in 2002, primarily due to a higher effective tax rate in 2003. The effective tax rate in the second quarter of 2003 was 33.6% as compared to 22.0% the in second quarter of 2002. The increase in the effective tax rate is due primarily to the projected mix of pretax operating results between countries with different tax rates and the effect, in the second quarter of 2002, of applying a revised full year projected effective tax rate. The final effective tax rate for 2002 was 33.4%. See Note 4 to the Notes to the Company’s condensed consolidated financial statements.

Net Income

     The Company had net income of $39.6 million in the second quarter of 2003, representing a decrease of 39.6% from $65.6 million in 2002. The decrease was primarily due to lower pricing in the Company’s U.S. car rental business and the net effect of other contributing factors noted above. The unfavorable pricing environment, as well as lower rental volume, resulted from the Iraqi conflict and severe acute respiratory syndrome, or “SARS,” and their effect on the travel industry in the second quarter of 2003.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six Months ended June 30, 2003 Compared with Six Months ended June 30, 2002

Summary

     The following table sets forth for the six months ended June 30, 2003 and 2002 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Six Months Ended
	June 30,

	2003	2002

Revenues:
Car rental	81.5%	80.8%
Industrial and construction equipment rental	17.2	17.8
Other	1.3	1.4

	100.0	100.0

Expenses:
Direct operating	51.6	50.7
Depreciation of revenue earning equipment	30.4	30.5
Selling, general and administrative	10.5	10.3
Interest, net of interest income	7.4	7.4

	99.9	98.9

Income before income taxes	0.1	1.1
Provision for income taxes	0.0	0.4

Income before cumulative effect of change in accounting principle	0.1%	0.7%

Revenues

     Total revenues in the first half of 2003 of $2,417.5 million increased by 2.8% from $2,351.3 million in the first half of 2002. Revenues from car rental operations of $1,972.5 million in the first half of 2003 increased by $73.2 million, or 3.9% from $1,899.3 million in the first half of 2002. The increase was primarily the result of approximately $82.3 million from the effects of foreign currency translation, partly offset by a 2.4% decrease in pricing in the United States.

     Revenues from industrial and construction equipment rental operations of $414.8 million in the first half of 2003 decreased by $4.7 million, or 1.1% from $419.5 million in the first half of 2002. The decrease was due to a decrease in pricing and rental volume, which is the result of depressed capital spending for new construction and its impact on the equipment rental industry.

     Revenues from all other sources of $30.2 million in the first half of 2003 decreased by 7.3% from $32.5 million in the first half of 2002, primarily due to the termination of the license and management agreement with Axus in the first quarter of 2003.

Expenses

     Total expenses of $2,414.7 million in 2003 increased by 3.8% from $2,326.5 million in 2002, and total expenses as a percentage of revenues increased to 99.9% in the first half of 2003 as compared to 98.9% in 2002.

     Direct operating expenses of $1,246.9 million in 2003 increased by 4.5% from $1,193.2 million in 2002. The increase was primarily the result of the effects of foreign currency translation and an increase in wages and benefits, partly offset by decreases in commissions and concessions in car rental operations, a gain of $8.0 million from the condemnation of a car rental and support facility in Florida, and lower costs in equipment rental operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Depreciation of revenue earning equipment for the car rental operations of $610.7 million in the first half of 2003, increased by 4.6%, from $583.6 million in 2002. The increase was primarily due to the effects of foreign currency translation and lower net proceeds received in excess of book value on the disposal of used vehicles in the United States. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $125.4 million in 2003 decreased by 6.3% from $133.8 million in 2002 due to a decrease in the size of the equipment rental fleet.

     Selling, general and administrative expenses of $253.4 million in 2003 increased by 4.9% from $241.6 million in 2002. The increase was primarily due to the effects of foreign currency translation partly offset by decreases in advertising and administrative expenses. Administrative expenses included $3.4 million of stock-based compensation expense which resulted from the adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. See Note 2 to the Notes to the Company’s condensed consolidated financial statements.

     Interest expense of $178.3 million in 2003 increased by 2.3% from $174.3 million in 2002, primarily due to higher average debt levels in 2003, partly offset by a decrease in the weighted-average interest rate and an increase in interest income.

     The provision for income taxes of $.9 million in 2003 decreased by 87.9% from $7.4 million in 2002, principally due to lower income before income taxes in 2003. The projected effective tax rate in 2003 is 31.9% as compared to 29.7% in 2002. The increase in the effective tax rate is due primarily to the projected mix of pretax operating results between countries with different tax rates. See Note 4 to the Notes to the Company’s condensed consolidated financial statements.

Income before cumulative effect of change in accounting principle

     The Company had income before cumulative effect of change in accounting principle of $1.9 million in the first half of 2003, compared to $17.4 million in 2002. The decrease reflects the unfavorable pricing environment resulting from the impact that the Iraqi conflict and SARS had on the travel industry, and the net effect of other contributing factors noted above.

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

Outlook

     The Company expects full year 2003 income before income taxes to be below 2002 levels, reflecting continued weak global economic conditions and restrained corporate spending.

Liquidity and Capital Resources

     At June 30, 2003, the Company had cash and cash equivalents of $1,128 million, an increase of $527 million from December 31, 2002. The balance at June 30, 2003 included $871 million of related party investments, with $744 million representing short-term investments in commercial paper issued by Ford Credit and its subsidiaries. These investments are being held until the funds are required for operating purposes or to reduce indebtedness. On July 15, 2003, $250 million of junior subordinated promissory notes of the Company were repaid.

     The Company’s domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company’s primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash used in operating activities during the first half of 2003 decreased approximately $274 million from the first half of 2002 primarily due to a decrease in net revenue earning vehicle expenditures. For the six months ended June 30, 2003, the Company’s expenditures for revenue earning equipment were $5.3 billion (partially offset by proceeds from the sale of such equipment of $3.7 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the six months ended June 30, 2003, the Company’s capital expenditures for property and non-revenue earning equipment were $108 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     To finance its domestic operations, the Company maintains active unsecured and secured commercial paper programs. The Company is also active in the domestic unsecured medium-term and long-term debt markets.

     During the third quarter of 2002, the Company established an Asset Backed Securitization (“ABS”) program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are classified as debt on the Company’s consolidated balance sheet. The commercial paper notes have ratings of A-1 by Standard & Poors Rating Services, Prime-1 by Moody’s Investors Service, Inc. and F1 by Fitch Ratings. Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($886 million), which expires in September 2003, or a related letter of credit issued under a letter of credit facility ($215 million), which expires in September 2004. All debt issued under the ABS program is collateralized by the assets of the special purpose entities, consisting of revenue earning vehicles used by the Company in its car rental business, restricted cash and investments, and certain receivables related to the revenue earning vehicles. As of June 30, 2003, $860.5 million of asset backed commercial paper was outstanding.

     As the need arises, it is the Company’s intention to issue either unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured medium-term and long-term debt outstanding as of June 30, 2003 was $4.7 billion with maturities ranging from 2003 to 2028. At June 30, 2003, there was no secured medium-term or long-term debt outstanding. The Company expects to issue medium-term notes under the ABS program in the third quarter of 2003.

     Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Belgium, Ireland and the Netherlands. The Company guarantees only the borrowings under these commercial paper programs and certain credit facilities extended by local banks to the Company’s subsidiaries in Canada and Australia. All borrowings by international operations are either in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At June 30, 2003, the total debt for the foreign operations was $1,584 million, of which $1,575 million was short-term (original maturity of less than one year) and $9 million was long-term. At June 30, 2003, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Ireland, Canada, Belgium, the Netherlands and Australia were $484, $444, $120, $47 and $44, respectively.

     At June 30, 2003, the Company had committed credit facilities totaling $3.0 billion. Currently $1.2 billion of the committed credit facilities are represented by a combination of multi-year and 364-day global committed credit facilities provided by 22 participating banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2003 and currently total $1,065 million with expirations as follows: $43 million on June 30, 2004, $69 million on June 30, 2005, $35 million on June 30, 2006, $108 million on June 30, 2007 and $810 million on June 30, 2008. The multi-year facilities that expire in 2008 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 19, 2003, the 364-day facilities were renegotiated and currently $115 million expires on June 17, 2004. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan.

     Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of its 364-day global committed credit facilities to the ABS program. In accordance with the agreement to transfer these commitments, the Company has waived any right to transfer these commitments back to the 364-day global committed credit facilities without the consent of the participating banks. As of June 30, 2003, $886 million is currently available. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the banks’ multi-year facility commitment by one half of the amount of their ABS letter of credit participation.

     In addition to these bank credit facilities, in February 1997, Ford extended to the Company a credit facility for $500 million that currently expires on June 30, 2005. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of 0.2% per annum is payable on the unused available credit.

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

Other Financial Information

     The interim financial information included in this quarterly report on Form 10-Q has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, reliance on their reports on such information should be restricted. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 4. Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

     The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

     On June 16, 2003, Wide World Tours of Mission Valley, Inc., Travel Support Systems, Inc., Vacation Marketing Group of Hawaii, Inc., Cecilia Pedroza, and International Travel Bureau, Inc. v. Avis Rent A Car System, Inc., Budget Rent A Car System, Inc., Dollar Rent A Car, Inc., Enterprise Rent-A-Car Company, The Hertz Corporation, and Thrifty Rent-A-Car System, Inc. was commenced in Superior Court of California, for the County of San Diego. Wide World Tours purports to be a class action on behalf of certain United States travel agents and agencies that regularly book customers with the major rental car companies. The complaint alleges that the defendant rental car companies breached their unwritten contracts with the plaintiffs by knowingly and deliberately under-reporting and underpaying the commissions due to the plaintiffs, that in so doing the defendants engaged in deceit and that the defendants engaged in unfair competition by deducting processing fees or other administrative fees from payments they make to travel agents. The Company has not yet filed an answer to the complaint.

     On June 18, 2003, Carren Eugea v. The Hertz Corporation was commenced in Circuit Court, Twentieth Judicial Circuit, in St. Clair County, Illinois. Eugea purports to be a class action on behalf of all persons in the United States who rented from the Company (other than persons who rented in California) and incurred the Company’s fuel and service charge. The complaint alleges that the fuel and service charges paid by the members of the purported class are unlawful penalties. The Company has not yet filed an answer to the complaint.

ITEM 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2003 and 2002.

		15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated August 5, 2003, relating to Financial Information.

		31.1	Certification of President and Chief Executive Officer Pursuant to Rule 15d - 14(a).

		31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 15d - 14(a).

		32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

		32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

	(b)	Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION (Registrant)

Date: August 5, 2003	By:	/s/ Paul J. Siracusa

Paul J. Siracusa Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2003 and 2002.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated August 5, 2003, relating to Financial Information.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 15d - 14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 15d - 14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.