Form 10-Q
period 2003-09-30
HERTZ CORP
filed 2003-11-13
CIK 47129

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No  [X] .

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of September 30, 2003: Common Stock, $0.01 par value - 100 shares.

Page 1 of 22 pages

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

		Page

PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements
	Report of Independent Accountants	3
	Consolidated Balance Sheet as of September 30, 2003 and December 31, 2002	4
	Consolidated Statement of Operations for the three months ended September 30, 2003 and 2002	5
	Consolidated Statement of Operations for the nine months ended September 30, 2003 and 2002	6
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and 2002	7
	Notes to Condensed Consolidated Financial Statements	8 – 13
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 19
ITEM 4.	Controls and Procedures	19
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	20
ITEM 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES		21
EXHIBIT INDEX		22

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation (a wholly owned subsidiary of Ford Motor Company) and its subsidiaries as of September 30, 2003, the related condensed consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statement of cash flows for each of the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
October 10, 2003

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
Unaudited

	September 30,	December 31,
	2003	2002

ASSETS
Cash and equivalents (Note 3)	$680,413	$601,263
Short-term investments (Note 3)	850,479	—
Receivables, less allowance for doubtful accounts of $38,259 and $29,047 (Note 7)	1,099,701	1,021,663
Due from affiliates	375,551	251,299
Inventories, at lower of cost or market	72,351	71,842
Prepaid expenses and other assets (Note 7)	149,365	126,180
Revenue earning equipment, at cost (Notes 6 and 7):
Cars	7,313,143	6,708,139
Less accumulated depreciation	(718,545)	(709,817)
Other equipment	2,319,199	2,290,394
Less accumulated depreciation	(907,314)	(862,808)

Total revenue earning equipment	8,006,483	7,425,908

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,180,228	1,123,779
Service equipment	1,088,452	1,011,581

	2,268,680	2,135,360
Less accumulated depreciation	(1,127,956)	(1,023,591)

Total property and equipment	1,140,724	1,111,769

Goodwill and other intangible assets (Note 4)	529,965	519,021

Total assets	$12,905,032	$11,128,945

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$611,821	$506,170
Accrued liabilities	778,189	789,364
Accrued taxes	125,373	52,753
Debt (Note 7)	8,157,544	7,043,197
Public liability and property damage	381,495	353,474
Deferred taxes on income	725,300	462,100
Stockholder’s equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	1,083,724	955,131
Accumulated other comprehensive income (loss) (Note 9)	58,454	(16,376)

Total stockholder’s equity	2,125,310	1,921,887

Total liabilities and stockholder’s equity	$12,905,032	$11,128,945

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended September 30,

	2003	2002

Revenues:
Car rental	$1,225,400	$1,153,454
Industrial and construction equipment rental	245,966	243,485
Other	18,178	19,666

Total revenues	1,489,544	1,416,605

Expenses:
Direct operating	690,701	644,955
Depreciation of revenue earning equipment (Note 6)	396,808	395,777
Selling, general and administrative	125,486	114,716
Interest, net of interest income of $4,279 and $3,548	88,966	98,721

Total expenses	1,301,961	1,254,169

Income before income taxes	187,583	162,436
Provision for taxes on income (Note 5)	60,888	54,341

Net income	$126,695	$108,095

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Nine Months
	Ended September 30,

	2003	2002

Revenues:
Car rental	$3,197,918	$3,052,745
Industrial and construction equipment rental	660,763	662,994
Other	48,332	52,180

Total revenues	3,907,013	3,767,919

Expenses:
Direct operating	1,937,592	1,838,197
Depreciation of revenue earning equipment (Note 6)	1,132,871	1,113,165
Selling, general and administrative	378,903	356,284
Interest, net of interest income of $13,101 and $7,344	267,276	273,043

Total expenses	3,716,642	3,580,689

Income before income taxes	190,371	187,230
Provision for taxes on income (Note 5)	61,778	61,711

Income before cumulative effect of change in accounting principle	128,593	125,519
Cumulative effect of change in accounting principle (Note 4)	—	(294,000)

Net income (loss)	$128,593	$(168,481)

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Nine Months
	Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$128,593	$(168,481)
Cumulative effect of change in accounting principle	—	294,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(56,500)	(122,765)

Net cash provided by operating activities	72,093	2,754

Cash flows from investing activities:
Purchase of short-term investments	(850,479)	—
Property and equipment expenditures	(162,314)	(175,768)
Proceeds from sales of property and equipment	45,769	21,346
Available-for-sale securities:
Purchases	(8,589)	(2,983)
Sales	7,889	2,585
Changes in investment in joint venture	2,600	3,080

Net cash used in investing activities	(965,124)	(151,740)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	507,821	801,716
Repayment of long-term debt	(708,788)	(411,508)
Short-term borrowings:
Proceeds	839,496	557,573
Repayments	(356,488)	(295,553)
Ninety day term or less, net	667,257	(504)

Net cash provided by financing activities	949,298	651,724

Effect of foreign exchange rate changes on cash	22,883	13,969

Net increase in cash and equivalents during the period	79,150	516,707
Cash and equivalents at beginning of year	601,263	213,997

Cash and equivalents at end of period	$680,413	$730,704

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$268,451	$288,230
Income taxes	22,715	12,155

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 – Basis of Presentation

     The Hertz Corporation (together with its subsidiaries, referred to herein as “Hertz” or the “Company”) is a wholly owned subsidiary of Ford Motor Company (“Ford”).

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

		Three Months
		Ended September 30,

		2003	2002

Net income, as reported		$126,695	$108,095
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	812	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(812)	(1,787)

Pro forma net income		$126,695	$106,308

		Nine Months
		Ended September 30,

		2003	2002

Net income (loss), as reported		$128,593	$(168,481)
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	2,836	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,836)	(4,732)

Pro forma net income (loss)		$128,593	$(173,213)

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a Variable Interest Entity (“VIE”), as defined in FIN 46, to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the entity subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest.

     The Company has franchise agreements with approximately 500 independent franchisees who are principally engaged in the vehicle rental business in the United States and in many foreign countries. The operations of all franchisees, including the purchase and ownership of vehicles, are financed independently by the franchisee with the Company having no investment interest in the franchisee or in the franchisee’s fleet. Under these franchise agreements, the franchisees generally pay fees based on the number of cars they operate and/or revenues. The Company is currently in the process of determining whether or not these franchisees are VIEs. In either case, the Company believes it is not the primary beneficiary and, accordingly, these franchisees should not be consolidated in the Company’s financial statements. The Company’s maximum potential exposure is limited to the receivables due from the franchisees, which were approximately $12 million at September 30, 2003. Subject to further implementation guidance issued by the FASB, the Company does not expect the adoption of FIN 46 to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Cash Equivalents and Short-term Investments

     Cash and equivalents included investments with related parties of $182 million and $424 million at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, short-term investments consisted of $850 million of investments with a related party investment fund that pools and invests excess cash balances of Ford and certain Ford subsidiaries.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 4 – Goodwill and Other Intangible Assets

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

     The following summarizes the changes in the Company’s goodwill, by segment, and other intangible assets (in thousands of dollars):

	December 31, 2002	Change(1)	September 30, 2003

Goodwill
Car rental	$360,919	$2,125	$363,044
Industrial and construction equipment rental	156,054	9,069	165,123

Total Goodwill	516,973	11,194	528,167
Other intangible assets	2,048	(250)	1,798

Total	$519,021	$10,944	$529,965

(1)  Consists of changes resulting from the translation of foreign currencies at different exchange rates on December 31, 2002 and September 30, 2003 and amortization of certain intangible assets.

Note 5 – Income Taxes

     The provision for income taxes is based upon the expected effective tax rate applicable to the full year. The effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the mix of pretax operating results between countries with different tax rates.

Note 6 – Depreciation of Revenue Earning Equipment

     Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended
	September 30,

	2003	2002

Depreciation of revenue earning equipment	$400,221	$396,777
Adjustment of depreciation upon disposal of the equipment	(7,659)	(5,615)
Rents paid for vehicles leased	4,246	4,615

Total	$396,808	$395,777

	Nine Months Ended
	September 30,

	2003	2002

Depreciation of revenue earning equipment	$1,126,025	$1,117,234
Adjustment of depreciation upon disposal of the equipment	(7,464)	(17,241)
Rents paid for vehicles leased	14,310	13,172

Total	$1,132,871	$1,113,165

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2003 and 2002 included net gains of $2.1 million and $1.3 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and net gains of $5.6 million and $4.3 million, respectively, in the car rental operations.

     The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2003 and 2002 included net gains of $8.3 million and $5.8 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and a net loss of $.8 million and a net gain of $11.4 million, respectively, in the car rental operations.

     During the nine months ended September 30, 2003, the Company purchased Ford vehicles at a cost of approximately $3.8 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.6 billion.

Note 7 - Debt

     Debt at September 30, 2003 and December 31, 2002 consisted of the following (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Notes payable, including commercial paper, average interest rate: 2003, 1.2%; 2002, 1.7%	$1,461,120	$769,045
Promissory notes, average interest rate: 2003, 6.2%; 2002, 6.3% (effective average interest rate: 2003, 6.2%; 2002, 6.4%); net of unamortized discount: 2003, $12,197 2002, $13,648; due 2004 to 2028	4,894,661	4,843,211
Junior subordinated promissory notes, average interest rate 7.0%	—	249,983
Foreign subsidiaries’ debt, in foreign currencies, including commercial paper : in millions (2003, $1,264.5; 2002, $718.8); and other borrowings; average interest rate: 2003, 3.0%; 2002, 3.6%	1,801,763	1,180,958

Total	$8,157,544	$7,043,197

     The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30, are as follows (in millions): 2004, $4,151.5 (including $3,249.4 of commercial paper and short-term borrowings); 2005, $506.1; 2006, $350.6; 2007, $1,007.5; 2008, $200.6, after 2008, $1,941.2.

     On September 30, 2003, the Company issued $500 million of 4.7% Senior Promissory Notes (“the Notes”) due on October 2, 2006. Effective September 30, 2003, the Company entered into interest rate swap agreements relating to the Notes. Under these agreements, the Company will pay interest at a variable rate in exchange for fixed rate payments, effectively transforming these Notes to floating rate obligations with an initial effective interest rate of 3.27%. The swaps are designated as a fair value hedge with no ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

     At September 30, 2003, approximately $1,028 million of the Company’s consolidated stockholder’s equity was free of dividend limitations pursuant to its existing debt agreements.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

     At September 30, 2003, $933.9 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of September 30, 2003 was 1.1%. The secured commercial paper has a maximum term of 58 days when issued. At September 30, 2003, the outstanding commercial paper was secured by $909.7 million net book value of revenue earning vehicles, $44.1 million of receivables and $8.8 million of restricted cash. (Restricted cash is included in “prepaid expenses and other assets” in the consolidated balance sheet.)

Note 8 - Segment Information

     The Company’s business principally consists of two significant segments: rental of cars and light trucks (“car rental”); and rental of industrial, construction and materials handling equipment (“industrial and construction equipment rental”). The contributions of these segments, as well as “corporate and other,” to revenues and income (loss) before income taxes for the three and nine months ended September 30, 2003 and 2002 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, and certain interest expense, as well as other business activities such as claim management services.

	Three Months Ended September 30,

			Income (Loss)
	Revenues		Before Income Taxes

	2003	2002	2003	2002

Car rental	$1,241.5	$1,171.0	$175.0	$155.7
Industrial and construction equipment rental	246.0	243.6	15.8	11.4
Corporate and other	2.0	2.0	(3.2)	(4.7)

Consolidated total	$1,489.5	$1,416.6	$187.6	$162.4

	Nine Months Ended September 30,

			Income (Loss)
	Revenues		Before Income Taxes

	2003	2002	2003	2002

Car rental	$3,240.3	$3,098.3	$225.2 (a)	$224.9
Industrial and construction equipment rental	661.0	663.2	(20.6)	(27.7)
Corporate and other	5.7	6.4	(14.2)	(10.0)

Consolidated total	$3,907.0	$3,767.9	$190.4	$187.2

(a)	Includes a gain of $8.0 million from the condemnation of a car rental and support facility in Florida.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 9 - Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) at September 30, 2003 and December 31, 2002 includes an accumulated translation gain and an accumulated translation loss (in thousands of dollars) of $65,872 and $9,439 respectively. Comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows (in thousands of dollars):

	Three Months Ended
	September 30,

	2003	2002

Net Income	$126,695	$108,095

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,750	(7,363)
Unrealized (loss) gain on available-for-sale securities	(306)	152

Total other comprehensive income (loss)	12,444	(7,211)

Comprehensive income	$139,139	$100,884

	Nine Months Ended
	September 30,

	2003	2002

Net Income (loss)	$128,593	$(168,481)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	75,311	56,337
Unrealized (loss) gain on available-for-sale securities	(481)	296

Total other comprehensive income	74,830	56,633

Comprehensive income (loss)	$203,423	$(111,848)

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

Three Months ended September 30, 2003 Compared with Three Months ended September 30, 2002

Summary

     The following table sets forth for the three months ended September 30, 2003 and 2002 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Three Months Ended
	September 30,

	2003	2002

Revenues:
Car rental	82.3%	81.4%
Industrial and construction equipment rental	16.5	17.2
Other	1.2	1.4

	100.0	100.0

Expenses:
Direct operating	46.4	45.5
Depreciation of revenue earning equipment	26.6	27.9
Selling, general and administrative	8.4	8.1
Interest, net of interest income	6.0	7.0

	87.4	88.5

Income before income taxes	12.6	11.5
Provision for income taxes	4.1	3.9

Net income	8.5%	7.6%

Revenues

     Total revenues in the third quarter of 2003 of $1,489.5 million increased by 5.1% from $1,416.6 million in the third quarter of 2002. Revenues from car rental operations of $1,225.4 million in the third quarter of 2003 increased by $71.9 million, or 6.2% from $1,153.5 million in the third quarter of 2002. The increase was primarily the result of the effects of foreign currency translation of approximately $40.9 million and higher rental volume worldwide, partly offset by a 2.3% decrease in pricing worldwide.

     Revenues from industrial and construction equipment rental operations of $246.0 million in the third quarter of 2003 increased by $2.5 million, or 1.0% from $243.5 million in the third quarter of 2002. The increase was due to the effects of foreign currency translation, partly offset by a decrease in rental volume, which was the result of depressed capital spending for new construction and its impact on the equipment rental industry.

     Revenues from all other sources of $18.2 million in the third quarter of 2003 decreased by $1.5 million, or 7.6% from $19.7 million in the third quarter of 2002, primarily due to a decrease in license and management fees earned from Axus International, Inc. (“Axus”). Axus was a wholly owned, vehicle leasing subsidiary of Ford Motor Credit Company (“Ford Credit”) to which the Company had licensed the Hertz name and provided management services prior to the completion of the sale of Axus by Ford Credit and termination of the Hertz license in the first quarter of 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Expenses

     Total expenses of $1,302.0 million in 2003 increased by 3.8% from $1,254.2 million in 2002, and total expenses as a percentage of revenues decreased to 87.4% in the third quarter of 2003 as compared to 88.5% in 2002.

     Direct operating expenses of $690.7 million in 2003 increased by 7.1% from $645.0 million in 2002. The increase was primarily the result of the effects of foreign currency translation, an increase in wages and benefits, and self-insurance costs, partly offset by decreases in concession fees and vehicle damage costs in car rental operations.

     Depreciation of revenue earning equipment for the car rental operations of $333.8 million in the third quarter of 2003, increased by 1.4%, from $329.1 million in 2002. The increase was primarily due to the effects of foreign currency translation partly offset by higher net proceeds received in excess of book value on the disposal of used vehicles in the United States. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $63.0 million in 2003 decreased by 5.5% from $66.7 million in 2002 due to a decrease in the size of the equipment rental fleet.

     Selling, general and administrative expenses of $125.5 million in 2003 increased by 9.4% from $114.7 million in 2002. The increase was primarily due to the effects of foreign currency translation and increases in administrative expenses. Administrative expenses in 2003 included $1.3 million of stock-based compensation expense which resulted from the adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. See Note 2 to the Notes to the Company’s condensed consolidated financial statements.

     Interest expense of $89.0 million in 2003 decreased 9.9% from $98.7 million in 2002, primarily due to a decrease in the weighted-average interest rate and an increase in interest income, partly offset by higher average debt levels in the third quarter of 2003.

     The provision for income taxes of $60.9 million in 2003 increased by 12.0% from $54.3 million in 2002, primarily due to a higher income before income taxes in 2003, partly offset by a decrease in the effective tax rate. The effective tax rate in the third quarter of 2003 was 32.5% as compared to 33.5% the in third quarter of 2002. The decrease in the effective tax rate is due primarily to the projected mix of pretax operating results between countries with different tax rates. The final effective tax rate for 2002 was 33.4%. See Note 5 to the Notes to the Company’s condensed consolidated financial statements.

Net Income

     The Company had net income of $126.7 million in the third quarter of 2003, representing an increase of 17.2% from $108.1 million in 2002. The increase was primarily due to higher volume in the Company’s worldwide car rental business and improved cost performance, partly offset by lower pricing in the Company’s U.S. car rental business as well as the net effect of other contributing factors noted above.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine Months ended September 30, 2003 Compared with Nine Months ended September 30, 2002

Summary

     The following table sets forth for the nine months ended September 30, 2003 and 2002 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Nine Months Ended
	September 30,

	2003	2002

Revenues:
Car rental	81.9%	81.0%
Industrial and construction equipment rental	16.9	17.6
Other	1.2	1.4

	100.0	100.0

Expenses:
Direct operating	49.6	48.8
Depreciation of revenue earning equipment	29.0	29.5
Selling, general and administrative	9.7	9.5
Interest, net of interest income	6.8	7.2

	95.1	95.0

Income before income taxes	4.9	5.0
Provision for income taxes	1.6	1.7

Income before cumulative effect of change in accounting principle	3.3%	3.3%

Revenues

     Total revenues in the first nine months of 2003 of $3,907.0 million increased by 3.7% from $3,767.9 million in the first nine months of 2002. Revenues from car rental operations of $3,197.9 million in the first nine months of 2003 increased by $145.2 million, or 4.8% from $3,052.7 million in the first nine months of 2002. The increase was primarily the result of the effects of foreign currency translation of approximately $123.2 million and higher rental volume worldwide, partly offset by a 2.5% decrease in pricing in the United States.

     Revenues from industrial and construction equipment rental operations of $660.8 million in the first nine months of 2003 decreased by $2.2 million, or 0.3% from $663.0 million in the first nine months of 2002. The decrease was due to a decrease in pricing and rental volume, which was the result of depressed capital spending for new non-residential construction and its impact on the equipment rental industry, mostly offset by the effects of foreign currency translation.

     Revenues from all other sources of $48.3 million in the first nine months of 2003 decreased by 7.4% from $52.2 million in the first nine months of 2002, primarily due to the termination of the license and management agreement with Axus and Ford Credit in the first quarter of 2003.

Expenses

     Total expenses of $3,716.6 million in 2003 increased by 3.8% from $3,580.7 million in 2002, and total expenses as a percentage of revenues increased to 95.1% in the first nine months of 2003 as compared to 95.0% in 2002.

     Direct operating expenses of $1,937.6 million in 2003 increased by 5.4% from $1,838.2 million in 2002. The increase was primarily the result of the effects of foreign currency translation, increases in wages and benefits, self-insurance and gasoline costs, partly offset by decreases in concessions, commissions and vehicle damage in car rental operations and a gain of $8.0 million from the condemnation of a car rental and support facility in Florida.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Depreciation of revenue earning equipment for the car rental operations of $944.5 million in 2003, increased by 3.5%, from $912.7 million in 2002. The increase was primarily due to the effects of foreign currency translation and lower net proceeds received in excess of book value on the disposal of used vehicles. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $188.4 million in 2003 decreased by 6.0% from $200.5 million in 2002 due to a decrease in the size of the equipment rental fleet.

     Selling, general and administrative expenses of $378.9 million in 2003 increased by 6.3% from $356.3 million in 2002. The increase was primarily due to the effects of foreign currency translation, increases in administrative and sales promotion expenses, partly offset by a decrease in advertising expense. Administrative expenses in 2003 included $4.7 million of stock-based compensation expense which resulted from the adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. See Note 2 to the Notes to the Company’s condensed consolidated financial statements.

     Interest expense of $267.3 million in 2003 decreased by 2.1% from $273.0 million in 2002, primarily due to a decrease in the weighted-average interest rate and an increase in interest income in 2003, partly offset by higher average debt levels.

     The provision for income taxes of $61.8 million in 2003 was unchanged from 2002. The projected effective tax rate in 2003 is 32.5% as compared to 33.0% in 2002. The decrease in the effective tax rate is due primarily to the projected mix of pretax operating results between countries with different tax rates. See Note 5 to the Notes to the Company’s condensed consolidated financial statements.

Income before cumulative effect of change in accounting principle

     The Company had income before cumulative effect of change in accounting principle of $128.6 million in the first nine months of 2003, compared to $125.5 million in 2002. The increase reflects improved car rental volume worldwide mostly offset by lower pricing in the Company’s U.S. car rental business as well as the net effect of other contributing factors noted above.

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

Outlook

     The Company expects full year 2003 income before income taxes to approximate 2002 levels, reflecting continued weak global economic conditions in the travel and equipment rental industries.

Liquidity and Capital Resources

     At September 30, 2003, the Company had cash and cash equivalents of $680 million, an increase of $79 million from December 31, 2002. The balance at September 30, 2003 included $182 million of investments with related parties which earn market rates of return. In the third quarter of 2003, the Company made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $850 million as of September 30, 2003. The cash equivalents and short-term investments are being held until the funds are required for operating purposes or to reduce indebtedness.

     The Company’s domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company’s primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash provided by operating activities during the first nine months of 2003 increased approximately $69 million from the first nine months of 2002 primarily due to a decrease in net revenue earning equipment expenditures. For the nine months ended September 30, 2003, the Company’s expenditures for revenue earning equipment were $6.9 billion (partially offset by proceeds from the sale of such equipment of $5.4 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the nine months ended September 30, 2003, the Company’s capital expenditures for property and non-revenue earning equipment were $162 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     To finance its domestic operations, the Company maintains active unsecured and secured commercial paper programs. The Company is also active in the domestic unsecured medium-term and long-term debt markets.

     During the third quarter of 2002, the Company established an Asset Backed Securitization (“ABS”) program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are classified as debt on the Company’s consolidated balance sheet. The commercial paper notes have ratings of A-1 by Standard & Poors Rating Services, Prime-1 by Moody’s Investors Service, Inc. and F1 by Fitch Ratings. Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($814 million), which expires in September 2004, or a related letter of credit issued under a letter of credit facility ($215 million), which expires in September 2004. All debt issued under the ABS program is collateralized by the assets of the special purpose entities, consisting of revenue earning vehicles used by the Company in its car rental business, restricted cash and investments, and certain receivables related to the revenue earning vehicles. As of September 30, 2003, $933.9 million of asset backed commercial paper was outstanding.

     As the need arises, it is the Company’s intention to issue either unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured medium-term and long-term debt outstanding as of September 30, 2003 was $4.9 billion with maturities ranging from 2004 to 2028. At September 30, 2003, there was no secured medium-term or long-term debt outstanding. The Company expects to issue medium-term notes under the ABS program in the fourth quarter of 2003.

     Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Belgium, Ireland and the Netherlands. The Company guarantees only the borrowings under these commercial paper programs and certain credit facilities extended by local banks to the Company’s subsidiaries in Canada and Australia. All borrowings by international operations are either in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At September 30, 2003, the total debt for the foreign operations was $1,802 million, of which $1,793 million was short-term (original maturity of less than one year) and $9 million was long-term. At September 30, 2003, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Ireland, Canada, Belgium, Australia and the Netherlands were $599, $442, $124, $53 and $47, respectively.

     At September 30, 2003, the Company had committed credit facilities totaling $2.8 billion. Currently $1.2 billion of the committed credit facilities are represented by a combination of multi-year and 364-day global committed credit facilities provided by 22 participating banks. In addition to direct borrowings by the Company, these facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2003 and currently total $1,065 million with expirations as follows (in millions of dollars): $43 on June 30, 2004, $69 on June 30, 2005, $35 on June 30, 2006, $108 on June 30, 2007 and $810 on June 30, 2008. The multi-year facilities that expire in 2008 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 19, 2003, the 364-day facilities were renegotiated and currently $115 million expires on June 17, 2004. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan.

     Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of its 364-day global committed credit facilities to the ABS program. In accordance with the agreement to transfer these commitments, the Company has waived any right to transfer these commitments back to the 364-day global committed credit facilities without the consent of the participating banks. As of September 30, 2003, $814 million is currently available. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the banks’ multi-year facility commitment by one half of the amount of their ABS letter of credit participation.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     On November 12, 2003, Standard & Poor’s Ratings Services (“S&P”) downgraded the long-term corporate credit ratings of Ford, Ford Credit and the Company to “BBB-” with a stable outlook from “BBB” with a negative outlook. S&P also downgraded the short-term ratings of Ford, Ford Credit and the Company to “A-3” from “A-2”. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. We expect that this downgrade will substantially reduce the Company’s ability to issue unsecured commercial paper. It is too early, however, to determine the impact of the downgrade on the Company’s funding mix for 2004. The Company’s funding strategy continues to be focused on maintaining liquidity and diverse and competitive funding sources. The Company believes that its funding strategy will allow it to continue to fund its operations in the future.

     By virtue of its indirect 100% ownership interest in the Company, Ford has the right to make any changes that it deems appropriate in the Company’s assets, corporate structure, capitalization, operations, properties and policies (including dividend policies).

     Car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. To accommodate increased demand, the Company increases its available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand.

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

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

     The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

     The Company notes the following recent developments pertaining to legal proceedings described in the Company’s Form 10-K for the fiscal year ended December 31, 2002 and its Form 10-Q for the quarterly period ended June 30, 2003: (1) In Shannon Leonard, Theresa Moore and Coley Whetstone, Jr. v. Enterprise Rent A Car, The Hertz Corporation, et. al., the Circuit Court of Coosa County, Alabama has granted a motion to dismiss as to the Company and the other non-bankrupt defendants. An order of dismissal has now been entered. (2) In James Han, individually and on behalf of all other similarly situated, v. The Hertz Corporation, Hertz’s motion for summary judgment was granted on July 29, 2003 and an order of dismissal has since been entered. The plaintiff has filed a notice of appeal of the order of dismissal. (3) In Wide World Tours of Mission Valley, Inc., Travel Support Systems, Inc., Vacation Marketing Group of Hawaii, Inc., Cecilia Pedroza, and International Travel Bureau, Inc. v. Avis Rent A Car System, Inc., Budget Rent A Car System, Inc., Dollar Rent A Car, Inc., Enterprise Rent-A-Car Company, The Hertz Corporation and Thrifty Rent-A-Car System, Inc., after the defendants filed misjoinder motions, an amended complaint was filed against the Company with separate new lawsuits commenced against other defendant rental car companies.

     An additional legal proceeding, Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation, was commenced in the Superior Court of New Jersey, Essex County on August 28, 2003. Henderson purports to be a class action on behalf of all persons who purchased optional insurance products in the State of New Jersey or in other states from or through the Company at times that the Company did not have required licenses to sell such insurance. The Company has not yet filed an answer to the complaint.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2003 and 2002.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated November 13, 2003, relating to Financial Information.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

The Company filed a Form 8-K dated September 30, 2003, reporting under Item 5 thereof, instruments defining the rights of security holders, in connection with the Registration Statement on Form S-3 (File No. 333-57138) filed by the Company with the Securities and Exchange Commission covering $500,000,000 principal amount of 4.7% notes due October 2, 2006.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION
(Registrant)

Date: November 13, 2003	By:	/s/ Paul J. Siracusa

Paul J. Siracusa
Executive Vice President and
Chief Financial Officer
(principal financial officer and duly
authorized officer)

EXHIBIT INDEX

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2003 and 2002.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated November 13, 2003, relating to Financial Information.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.