Form 10-K
period 2003-12-31
HERTZ CORP
filed 2004-03-15
CIK 47129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7541

THE HERTZ CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	13-1938568 (I.R.S. Employer Identification No.)

225 Brae Boulevard, Park Ridge, New Jersey (Address of Principal Executive Offices)	07656-0713 (Zip Code)

Registrant’s telephone number, including area code: 201-307-2000

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format as permitted.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant: None (As of March 15, 2004, all of the common stock of the Registrant is owned by its affiliate, Ford Holdings LLC).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 15, 2004: Common Stock, $0.01 par value per share – 100 shares.

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

On March 9, 2001, Ford FSG, Inc. (“FSG”), an indirect wholly owned subsidiary of Ford that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company’s outstanding Class A Common Stock that it did not already own for $35.50 per share, or approximately $735 million. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger (the “Merger”). After the Merger, all outstanding shares of Class A Common Stock of the Company were owned by FSG, and all shares of Class A Common Stock of the Company previously held by Hertz as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG were cancelled. The Merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of Hertz.

As a result of FSG’s acquisition, the Company’s Class A common stock was no longer traded on the New York Stock Exchange. However, because certain of the Company’s debt securities were sold through public offerings, the Company continues to file periodic reports under the Securities Exchange Act of 1934.

In May 2001, the Company amended its certificate of incorporation to change the shares of stock it is authorized to issue to a single class of common stock and exchanged the outstanding shares of Class A Common Stock for the same number of shares of the newly authorized common stock.

In 2003, FSG was dissolved and the shares of the Company’s Common Stock owned by FSG were distributed to Ford and Ford Holdings LLC. In February 2004, Ford Holdings LLC became the sole owner of the Company’s Common Stock.

The Company and its affiliates, associates and independent licensees represent what the Company believes is the largest worldwide general use car rental brand based upon revenues and one of the largest industrial and construction equipment rental businesses in North America based upon revenues. The Company’s Hertz brand name is recognized worldwide as a leader in quality rental services and products. The Company, together with its affiliates, associates and independent licensees, currently rents cars and industrial and construction equipment and operates its other businesses from approximately 7,200 locations throughout the United States and in over 150 foreign countries and jurisdictions. For the year ended December 31, 2003, the Company generated revenues, income before income taxes and net income of $5.2 billion, $237.5 million and $158.6 million, respectively. On the basis of income before cumulative change in accounting principles the Company and its predecessors have been profitable in every year since 1952, when one of the Company’s predecessors first became a public company. See Note 2 to the Notes to the Company’s consolidated financial statements included in this Report.

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

The Company’s principal executive offices are located at 225 Brae Boulevard, Park Ridge, New Jersey 07656. The Company’s telephone number is (201) 307-2000 and its website is www.hertz.com. Access to the Company’s periodic reports filed with the Securities and Exchange Commission is available through the Company’s website.

“Hertz,” “HERC,” “The Source,” “Hertz Local Edition,” “Hertz #1 Club Gold,” “The Hertz #1 Club,” and “Hertz NeverLost” are trademarks or service marks of the Company. All other trademarks, service marks or brand names appearing in this Report are the property of their respective holders.

Certain statements contained in this report under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, without limitation, those concerning (i) the Company’s outlook and (ii) the Company’s liquidity and capital resources, contain forward-looking statements concerning the Company’s operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, economic downturn; competition; the Company’s dependence on air travel; terrorist attacks, acts of war, epidemic diseases, or measures taken by governments in response thereto that negatively affect the travel industry; limitations upon the Company’s liquidity and capital raising ability; increases in the cost of cars and limitations on the supply of competitively priced cars; seasonality in the Company’s businesses; and Ford’s continued control of the Company.

Car Rental

The Company maintains a substantial network of company-owned car rental locations both in the United States and in Europe, and what it believes to be the largest number of on-airport car rental locations in the world, enabling the Company to provide consistent quality, pricing and service worldwide. The Company derives approximately 74% of its car rental revenues from on-airport locations.

The Company’s Hertz #1 Club Gold service provides an expedited rental service to members worldwide. Through its many travel industry relationships with airlines and hotels, the Company has targeted the most frequent travelers to become Hertz #1 Club Gold members.

The Company’s worldwide car rental operations and certain other related activities generated $4.3 billion in revenue and $279 million in income before income taxes during 2003.

Industrial and Construction Equipment Rental

The Company, through its wholly owned subsidiary, Hertz Equipment Rental Corporation (“HERC”), maintains a significant market share in the North American industrial and construction equipment rental market. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, pumps, small tools, compaction equipment and construction-related trucks. The Company currently operates what it believes to be the third largest equipment rental business in Spain and the fourth largest in France based upon revenues.

The Company’s worldwide industrial and construction equipment rental operations generated $905 million in revenue and $22 million in losses before income taxes during 2003.

Other Activities

Other activities of the Company include self-insurance operations for both its car rental and industrial and construction equipment rental businesses, the sale of its used cars and equipment and third-party claim management services.

Business Segments

The Company’s business consists of two significant segments, the rental of cars and light trucks (“car rental”), and the rental of industrial, construction and material handling equipment (“industrial and construction equipment rental”). Set forth below is certain information with respect to these segments, as well as “corporate and other,” for the year ended December 31, 2003. Corporate and other includes general corporate expenses, as well as other business activities, such as claim management services. See Note 11 to the Notes to the Company’s consolidated financial statements included in this Report.

	Year Ended December 31, 2003

		Industrial and
		Construction
		Equipment	Corporate
	Car Rental	Rental	and Other	Total

	Dollars in millions
Revenues	$4,296	$905	$7	$5,208
Operating income (loss) (pre-tax income (loss) before interest)	551	54	(12)	593
Income (loss) before income taxes	279	(22)	(20)	237
Revenue earning equipment, net, at end of year	6,462	1,331	—	7,793

Set forth below is certain information with respect to the Company’s U.S. and foreign operations for the year ended December 31, 2003 (substantially all of the Company’s foreign operations consist of car rental and industrial and construction equipment rental operations).

	Year Ended December 31, 2003

	U.S.	Foreign	Total

	Dollars in millions
Revenues	$3,769	$1,439	$5,208
Operating income (pre-tax income before interest)	449	144	593
Income before income taxes	132	105	237
Revenue earning equipment, net, at end of year	5,873	1,920	7,793

Worldwide Car Rental

U.S. Operations

Car Rental. The Company provides car rental services through facilities operated at all major airports and in central business districts and key suburban commercial centers throughout the United States.

The Company uses a wide variety of makes and models of cars for daily rental purposes, nearly all of which are current year or the previous year’s models. The Company rents cars on a daily, weekend, weekly or monthly basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. The Company’s rates vary at different locations depending on local market, competitive and cost factors, and virtually all rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. While cars are often returned to the location from which they are rented, the Company also allows one-way rentals of its cars under its Rent It Here – Leave It There program. In addition to car rentals and licensee fees, the Company generates revenues from providing customers with ancillary products and services such as Hertz #1 Club Gold, supplemental equipment (child seats and ski racks), loss or collision damage waiver, liability insurance and personal effects coverage, Hertz NeverLost navigation system and gasoline payment options.

The Company conducts operations in the United States through company-owned and licensee operated locations. Company-owned locations are those locations through which the Company rents cars that it owns, as compared to licensee locations through which licensees rent cars that they own. The Company believes that its extensive worldwide ownership of its operations contributes to the consistency of its high-quality service, cost control, fleet utilization, yield management, competitive pricing and the Company’s ability to offer one-way rentals through its Rent It Here — Leave It There program. However, in certain smaller domestic markets, the Company has found it more efficient to operate through licensees. At December 31, 2003, the Company owned 95% of all the cars in the combined company-owned and licensee fleet.

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

Airport Operations. The Company has 349 concession agreements at airports in the United States. These agreements are entered into with airport authorities, through either negotiation or a bidding process, for a fixed number of car rental counter positions. The agreements typically provide for concession payments based upon a specified percentage of revenue generated at the airport, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

Suburban Operations. The Company’s expanding suburban operations include locations that offer a range of services which may include customer pickup and delivery, insurance replacement, automobile dealer service loaner programs and local use commercial and leisure car rental services. These services are available in major commercial centers and other suburban communities in the United States. The services provided include renting replacement vehicles when customers’ personal vehicles are out of service, generally due to an accident, theft or mechanical problem. A significant percentage of these rentals are referrals from insurance companies and car dealerships, which generally pay for all or a significant portion of the costs of such rentals.

International Operations

At December 31, 2003, the Company and its affiliates, associates and licensees, operated in over 150 foreign countries and jurisdictions. In general, international operations are conducted similarly to those of the Company in the United States. Although the Company has found it more efficient to conduct a greater proportion of its international operations through licensees as compared to the Company’s U.S. operations, it continues to conduct its operations primarily through company-owned locations in the major European markets. The international car rental operations of the Company that generated the highest volumes of business in 2003 were those conducted in France, Germany, Italy, the United Kingdom, Canada, Australia, Spain, the Netherlands and Switzerland. In addition, the Company owns operations in Puerto Rico, St. Thomas (USVI), Brazil, New Zealand, Belgium and Luxembourg.

As in the United States, the Company offers Hertz #1 Club Gold service at most major airport locations in countries with company-owned locations. The Company’s global reservations system and website allow customers worldwide to book reservations in any of the Company’s worldwide markets. Additionally, a local or toll-free telephone number is offered in all major foreign countries which provides access to the Company’s global car rental reservations system.

Reservations

The Company accepts reservations for Hertz car rental services worldwide through computerized reservations systems, also known as global distribution systems, utilized by travel agents and, in major countries, including the United States and all other countries with company-owned locations, through local or toll-free telephone calls to Hertz reservations centers. In addition, reservations are accepted through the Company’s interactive website and websites operated by third parties. The Company’s website, which also allows customers to enroll in its loyalty programs, obtain copies of bills for past transactions and obtain information about the Company’s rental offerings, has grown significantly in importance as a reservations channel in recent years.

Car Acquisition

The Company believes it is one of the largest private purchasers of new cars in the world. Consequently, the acquisition and disposition of cars are important activities for the Company and have a significant impact on profitability. The Company acquires, subject to availability, a majority of its cars pursuant to various fleet repurchase programs established by automobile manufacturers. Under these programs, automobile manufacturers agree to repurchase cars at a specified price during established repurchase periods, subject to certain car condition and mileage requirements. Repurchase prices under the repurchase programs are based on either (i) a predetermined percentage of original car cost and the month in which the car is returned or (ii) the original capitalization cost less a set daily depreciation amount. These repurchase programs limit the Company’s residual risk with respect to cars purchased under the programs. For this reason, cars purchased by car rental companies under repurchase programs are sometimes referred to by industry participants as “non-risk” cars. Conversely, those cars not purchased under repurchase programs for which the car rental company is exposed to residual risk are sometimes referred to as “at-risk” cars. During 2003, non-risk cars as a percentage of all cars purchased by the Company’s U.S. operations and international operations were approximately 83% and 78%, respectively.

Over the five years ended December 31, 2003, on a weighted-average basis, approximately 60% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 28% of the cars acquired by the Company for its international fleet, were manufactured by Ford and its subsidiaries. During 2003, approximately 55% of the cars acquired by the Company domestically were manufactured by Ford and its subsidiaries and approximately 33% of the cars acquired by the Company for its international fleet were manufactured by Ford and its subsidiaries, which represented the largest percentage of any automobile manufacturer in that year.

Purchases of cars are financed through funds provided from operations and by active and ongoing global borrowing programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Licensees

While the Company believes that its extensive worldwide ownership of its operations provides an important competitive advantage, the Company has found it more efficient to operate through licensees in certain markets. The Company’s licensees operate in over 150 countries and jurisdictions worldwide. The Company believes that its licensee arrangements are important to the Company’s business because they enable the Company to offer expanded national and international service and a broader one-way rental program. Licenses are issued principally by the Company’s wholly owned subsidiaries, Hertz System, Inc. (“System”) and Hertz International, Ltd. (“Hertz International”), under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many foreign countries and jurisdictions.

Licensees generally pay fees based on the number of cars they operate and/or on revenues. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensee with the Company having no investment interest in the licensee or in the licensee’s fleet. Licensees also share in the cost of the Company’s advertising program, reservations system, sales force and certain other services. In return, licensees are provided with the use of the Hertz brand name, management and administrative assistance and training. In return, licensees are provided the use of the Hertz brand name, management and administrative assistance and training, reservations through the Company’s reservations channels, the Hertz #1 Club and #1 Club Gold expedited rental programs, the Rent It Here – Leave It There one-way rental program and other services.

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

Car Leasing

Effective January 1, 2000, Hertz International entered into license and management services agreements with Axus International, Inc. (“Axus”), a wholly owned vehicle leasing subsidiary of Ford Motor Credit Company (“Ford Credit”), under which Hertz International licensed the Hertz name and agreed to provide management services to Axus for a five-year term. On August 31, 2000, the Company transferred substantially all the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus for $99.2 million. In the fourth quarter of 2002, Ford Credit sold the Axus operations in Australia and New Zealand and in the first quarter of 2003, Axus operations in Europe were sold. Hertz International continued to license the Hertz name and provide management services until the dates of sale. During 2003, 2002 and 2001, fees earned by the Company from these agreements were approximately $1.8 million, $11.5 million and $8.7 million, respectively.

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

Insurance

For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states where its vehicles are registered. The Company also self-insures general public liability and property damage for all domestic operations. Effective December 15, 2002, all claims have been retained and borne by the Company up to a limit of $10 million for each occurrence ($5 million prior to December 15, 2002), and the Company maintains insurance with unaffiliated carriers in excess of $10 million up to $695 million per occurrence (in excess of $5 million up to $725 million from January 1, 2001 to December 15, 2002 and up to $450 million prior to 2001). HCM administers this public liability and property damage program through a network of eight regional offices throughout the United States.

For its international operations, the Company purchases insurance to comply with local legal requirements. For most countries throughout Europe, vehicle liability insurance is purchased from the Company’s wholly owned subsidiary, Probus Insurance Company Europe Limited (“Probus”), a direct writer domiciled in Dublin, Ireland. In Italy, a fronted policy was purchased from an unaffiliated carrier effective October 1, 2003, which is reinsured through Hertz International RE Limited, (“HIRE”), a wholly owned subsidiary of the Company. HIRE operates as a reinsurer in Dublin, Ireland. Effective December 15, 2003, Probus underwrites the Company’s Pan European motor vehicle liability program up to $10 million per occurrence ($5 million from December 15, 2002 to December 15, 2003 and $1 million prior to December 15, 2002). Probus reinsures this risk through HIRE. Excess coverage for claims that exceed $10 million per occurrence is maintained with unaffiliated carriers. Effective December 15, 2003, in foreign operations outside Europe, the Company is self-insured at various amounts up to $10 million per occurrence ($317,000 prior to December 15, 2003) and maintains with unaffiliated carriers excess liability insurance coverage up to $695 million per occurrence ($725 million from January 1, 2001 to December 15, 2002 and up to $450 million prior to 2001).

Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 2003, this liability was estimated at $398.8 million for combined domestic and foreign operations.

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

Competition

The markets in which the Company operates are highly competitive. In any given location, the Company may encounter competition from national, regional and local companies. In the United States, the Company’s principal competitors in the airport car rental market are Cendant Corporation, which operates the “Avis” and “Budget” brands, Vanguard Car Rental USA Inc., which operates the “National Car Rental” and “Alamo” brands and Dollar Thrifty Automotive Group, Inc., which operates the “Dollar” and “Thrifty” brands. Enterprise Rent-A-Car Company (“Enterprise”), which also competes in the airport car rental market, is the Company’s principal competitor in the suburban local use and insurance replacement markets in the United States. In Europe, the Company’s principal competitors in the car rental market are Avis Europe plc, Europcar, Sixt, National Car Rental and Enterprise. The Company competes primarily on the basis of customer service and price. In addition, the Company believes extensive worldwide ownership of its operations and its access to the global capital markets provide it with an advantage over its competitors.

HERC’s competitors in the equipment rental industry range from other large national companies, such as United Rentals, Inc. and the Rental Service Division of Atlas Copco Inc., to many small regional businesses. HERC’s competitive success is, in part, due to its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet and its established national accounts program.

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

Employees

On December 31, 2003, the Company employed approximately 29,300 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 7,300 employees in the United States are presently in effect under 145 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts covering approximately 2,500 of these employees will expire during 2004. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and a defined contribution plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. The Company has had no material work stoppage as a result of labor problems during the last 10 years. The Company believes its labor relations to be good.

In addition to the employees referred to above, the Company employs a substantial number of temporary workers, and engages outside services, as is customary in the industry, principally for the non-revenue movement of the rental fleet between locations.

Governmental Regulation and Environmental Matters

Throughout the world, the Company is subject to numerous types of governmental controls, including those relating to price regulation and advertising, privacy and data protection, currency controls, labor matters, charge card operations, insurance, environmental protection, used car sales and franchising.

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

The Company operates approximately 400 underground tanks and 1,600 aboveground tanks in the U.S. to store petroleum products, and the Company believes its tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. The Company’s compliance program for its tanks ensures that (i) the tanks are properly registered with the state in which the tanks are located; and (ii) the tanks have been either upgraded or replaced to meet federal and state leak detection and spill, overfill and corrosion protection requirements. The Company spent approximately $2.1 million in 2003 to register, upgrade or replace tanks requiring such action.

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

ITEM 2. Properties.

The Company’s owned operations are carried on at 3,405 locations worldwide, including rental and sales offices, car sales locations and service facilities located on or near airports and in central business districts in major cities and suburban areas. These premises are leased, except for 190 that are owned. The Company has various concession agreements with governmental authorities and private companies charged with the operation of airports under arrangements generally providing for payment of rents and a percentage of revenues with a guaranteed annual minimum fee. See Note 10 to the Notes to the Company’s consolidated financial statements included in this Report.

The Company owns four major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for its worldwide car rental operations are processed, global strategic information systems are serviced and major domestic and international accounting functions are performed. The Company maintains its executive offices in an owned facility in Park Ridge, New Jersey. The Company also has an owned reservation and financial center near Dublin, Ireland, for centralized European reservation operations and accounting functions, and leases a reservation center in Saraland (Mobile County), Alabama to supplement the capacity of its Oklahoma City reservation center.

ITEM 3. Legal Proceedings.

The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

On March 1, 2002, Bowdoin Square, L.L.C. v. Winn-Dixie Montgomery, Inc., Wal-Mart Stores East, Inc., The Hertz Corporation, et al. was commenced in the Circuit Court for Madison County, Alabama. The complaint alleges that the Company, Wal-Mart Stores East, Inc. and other defendants violated certain private land use restrictions and intentionally interfered with plaintiff’s contractual relationship with its tenant, Winn-Dixie Montgomery, Inc., when the Company subleased a former Wal-Mart store located in a shopping center in Saraland (Mobile County), Alabama. The complaint also alleges that the Company and other defendants negligently and wantonly injured the value of plaintiff’s interest in the shopping center. A motion to transfer the case to the Circuit Court for Mobile County was granted in September 2002, and the Company filed its answer to the complaint. The plaintiff’s claims against Winn-Dixie Montgomery, Inc. have been severed and will be tried separately from the claims against Wal-Mart and the Company. A trial of the claims against Wal-Mart and the Company is anticipated during the summer of 2004.

On July 29, 2002, James Han, individually and on behalf of all others similarly situated, v. The Hertz Corporation was commenced in the Supreme Court of the State of New York, County of New York. Han purported to be a class action on behalf of persons who rented private passenger vehicles from the Company in New York under rental agreements containing provisions which allegedly violate the express provisions of Section 396-z of the General Business Law of New York and New York’s consumer fraud statute (i.e., Section 349 of the General Business Law). More specifically, the complaint alleged that rental agreements used by the Company in New York included provisions that imposed liability upon renters beyond the statutorily permitted amounts and that the rental agreements failed to disclose to renters their rights and responsibilities concerning vehicle damage. On July 29, 2003, the Company’s motion for summary judgment was granted and an order of dismissal was thereafter entered. The plaintiff has filed a notice of appeal.

On August 1, 2002, Jennifer Myers, an individual and on behalf of all others similarly situated, v. The Hertz Corporation was filed in the United States District Court for the Eastern District of New York. The complaint alleges a nationwide “opt-in collective action” on behalf of all Senior Station Managers, Station Managers and “B” Station Managers employed by the Company throughout the United States, contesting their exempt classification and seeking payment of overtime compensation under the federal Fair Labor Standards Act (“FLSA”). The complaint also contains a subclass for all such managers employed in New York for alleged violations of state labor laws. Plaintiffs have not yet been permitted to obtain a nationwide “opt-in,” as discovery has been thus far limited to the location where the plaintiffs are employed, in an effort by the court to determine the viability of a nationwide action. In the interim, the plaintiffs have been permitted to amend their complaint to include an allegation of pay docking of managers. Additional depositions have been taken concerning this new allegation. The Company will be filing a motion for summary judgment in the near future.

On June 16, 2003, Wide World Tours of Mission Valley, Inc., Travel Support Systems, Inc., Vacation Marketing Group of Hawaii., Cecilia Pedroza, and International Travel Bureau, Inc. v. Avis Rent A Car System, Inc., Budget Rent A Car System, Inc., Dollar Rent A Car, Inc., Enterprise Rent-A-Car Company, The Hertz Corporation, and Thrifty Rent-A-Car System, Inc. was commenced in Superior Court of the State of California, for the County of San Diego. Wide World Tours purports to be a class action on behalf of certain United States travel agents and agencies that regularly book customers with the major rental car companies. The complaint alleges that the defendant rental car companies breached their unwritten contracts with the plaintiffs by knowingly and deliberately under-reporting and underpaying the commissions due to the plaintiffs, that in so doing the defendants engaged in deceit and that the defendants engaged in unfair competition by deducting processing fees or other administrative fees from payments they make to travel agents. After the defendants filed misjoinder motions, an amended complaint was filed against the Company with a separate new lawsuit commenced against Avis. On November 25, 2003, the Company served its answer to the amended complaint, and discovery has now commenced.

On August 28, 2003, Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation was commenced in the Superior Court of New Jersey, Essex County. Henderson purports to be a class action on behalf of all persons who purchased optional insurance products in the State of New Jersey or in other states from or through the Company at times that the Company did not have required licenses to sell such insurance. On January 29, 2004, the Company’s motion to dismiss was granted and an order of dismissal was thereafter entered.

On December 22, 2003, Stephen Moore on behalf of himself and all others similarly situated, v. The Hertz Corporation was commenced in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County. Moore purports to be a class action on behalf of persons who rented vehicles from the Company in Florida and were allegedly overcharged for the recovery of a tire and battery solid waste management fee and the recovery of registration fees for the issuance of Florida license plates. Similar lawsuits were separately commenced by the same plaintiff against Avis Rent A Car System Inc. and Budget Rent A Car System, Inc. The Company has not yet filed an answer to the complaint.

In addition, the Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for bodily injury, including death, and property damage arising from the operation of motor vehicles and equipment rented from the Company and its licensees. Such actions and claims are provided for within the Company’s public liability and property damage (“PL/PD”) program. In aggregate, the Company can be expected to expend material sums to defend and settle those actions and claims or to pay judgments resulting from them. Within the PL/PD program, HERC has been named as a co-defendant in over 100 multi-plaintiff lawsuits filed in Mississippi and Texas seeking damages for injuries (silicosis) which the plaintiffs allegedly sustained from the use of equipment rented from HERC. In all of these lawsuits, HERC is named as a co-defendant with a minimum of 80 other co-defendants, including the equipment manufacturers. HERC is continuing its attempt to tender the defense of these lawsuits to the equipment manufacturers.

The Company believes it has meritorious defenses in the foregoing matters and will defend itself vigorously.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

     Omitted.

PART II

ITEM 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

All shares of the Company’s Common Stock at December 31, 2003 were owned by Ford and Ford Holdings LLC and, as such, there is no market for the Company’s Common Stock. In February 2004, Ford Holdings LLC became the sole owner of the Company’s Common Stock.

The Company did not pay any dividends in 2003 and 2002.

Based on the terms of an indenture dated April 1, 1986, under which the Company has outstanding debt securities, the Company’s ability to pay dividends is restricted. Such restriction provides that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company (“Restricted Subsidiaries”) in the Company’s shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 2003, approximately $1,029 million of consolidated stockholder’s equity was free of such limitations.

ITEM 6. Selected Financial Data.

The selected consolidated income statement data for each of the years in the three-year period ended December 31, 2003, and consolidated balance sheet data as of December 31, 2003 and 2002 presented below (other than the ratio of earnings to fixed charges) were derived from the audited consolidated financial statements of the Company and the related notes thereto included in this Report. The selected consolidated income statement data for each of the years in the two-year period ended December 31, 2000, and consolidated balance sheet data as of December 31, 2001, 2000, and 1999 presented below (other than the ratio of earnings to fixed charges) were derived from audited consolidated financial statements of the Company and the related notes thereto not included in this Report. The financial data presented below and the related notes thereto should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in this Report.

	Years ended, or at December 31,

	2003	2002	2001	2000	1999

		Dollars in millions
Income Statement Data
Revenues
Car rental	$4,239.2	$4,005.6	$3,823.9	$3,980.6	$3,728.5
Industrial and construction equipment rental	904.6	892.6	1,003.4	969.6	842.9
Other (a)	64.1	69.9	88.5	123.3	144.3

Total revenues	5,207.9	4,968.1	4,915.8	5,073.5	4,715.7

Expenses
Direct operating	2,596.7	2,428.8	2,574.1	2,303.3	2,133.5
Depreciation of revenue earning equipment (b)	1,523.4	1,499.5	1,462.3	1,323.5	1,228.0
Selling, general and administrative	495.3	457.0	472.0	451.0	452.4
Interest, net of interest income of $17.9, $10.3, $9.0, $13.5 and $12.2	355.0	366.4	404.7	414.8	341.4

Total expenses	4,970.4	4,751.7	4,913.1	4,492.6	4,155.3

Income before income taxes	237.5	216.4	2.7	580.9	560.4
Provision (benefit) for taxes on income (c)	78.9	72.4	(20.6)	222.5	224.4

Income before cumulative effect of change in accounting principle	158.6	144.0	23.3	358.4	336.0
Cumulative effect of change in accounting principle (d)	—	(294.0)	—	—	—

Net income (loss)	$158.6	$(150.0)	$23.3	$358.4	$336.0

Ratio of earnings to fixed charges (e)	1.5	1.4	1.0	2.1	2.3

Balance Sheet Data
Revenue earning equipment, net
Cars	$6,462.0	$5,998.3	$5,220.4	$5,186.2	$4,762.3
Other equipment	1,331.3	1,427.6	1,631.3	1,736.3	1,501.4
Total assets	12,579.0	11,128.9	10,158.4	10,620.0	10,136.7
Total debt	7,627.9	7,043.2	6,314.0	6,676.0	6,602.2
Stockholder’s equity	2,225.4	1,921.9	1,984.4	1,984.1	1,674.0

(a)	Includes fees from licensees (other than expense reimbursements) and revenues from car leasing operations, telecommunications services through 2001 and claim management services. Certain foreign car leasing operations were transferred to an affiliated company on August 31, 2000.

(b)	For 2003, 2002, 2001, 2000 and 1999, depreciation of revenue earning equipment includes a net loss of $0.8 million, net gain of $10.8 million, a net loss of $1.6 million, and net gains of $54.5 million and $42.3 million, respectively, from the disposal of revenue earning equipment. Effective January 1, 2000, certain estimated useful lives being used to compute the provision for depreciation of revenue earning equipment used in the industrial and construction equipment rental business were increased to reflect changes in the estimated residual values to be realized upon disposal of the equipment. As a result of this change, depreciation of revenue earning equipment for the year 2000 decreased by $12.9 million.

(c)	Includes benefits of $30.2 million in 2001 and $3.8 million in 2000 from certain foreign tax credits.

(d)	Cumulative effect of change in accounting principle represents a non-cash charge in 2002, related to impairment of goodwill in the Company’s industrial and construction rental business, recognized in accordance with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

(e)	Earnings have been calculated by adding interest expense and the portion of rentals estimated to represent the interest factor to income before income taxes. Fixed charges include interest charges (including capitalized interest) and the portion of rentals estimated to represent the interest factor.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company is engaged principally in the business of renting cars and renting industrial and construction equipment.

The Company’s revenues principally are derived from rental and related charges and consist of:

•	Car rental revenues (revenues from all owned car operations, including loss or collision damage waivers, liability insurance and other products);

•	Industrial and construction equipment rental revenues; and

•	Other revenues (fees from the Company’s licensees, revenues from the Company’s claim management services and, prior to 2002, from telecommunications services).

The Company’s expenses consist of:

•	Direct operating expenses (primarily wages and related benefits; concessions and commissions paid to airport authorities, travel agents and others; and other costs relating to the operation and rental of the revenue earning equipment, such as maintenance and reservations);

•	Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and industrial and construction equipment;

•	Selling, general and administrative expenses (including advertising); and

•	Interest expense relating primarily to the funding of the acquisition of revenue earning equipment.

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

Revenue Earning Equipment

The Company’s principal assets are Revenue Earning Equipment (“REE”), which represents 62% of total assets at December 31, 2003. REE consists of vehicles utilized in car rental operations and industrial and construction equipment rented by HERC. During 2003, 81% of the vehicles purchased for the Company’s U.S. and international car rental fleet were subject to repurchase by automobile manufacturers under contractual guaranteed repurchase programs, subject to certain manufacturers’ car condition and mileage requirements, at a specific price during a specified time period. These programs limit the Company’s residual risk with respect to vehicles purchased under the programs. For all other vehicles, as well as equipment acquired by HERC, the Company uses historical experience and monitors market conditions to set depreciation rates. When REE is acquired, the Company estimates the period it will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the REE. Upon disposal of the REE, depreciation expense is adjusted for the difference between the net proceeds from the sale and the remaining book value. As market conditions change, the Company adjusts its depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions.

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

Pensions

The Company’s employee pension costs and obligations are dependent on the Company’s assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the Company’s pension costs and obligations. See Note 6 to the Notes to the Company’s consolidated financial statements included in this Report.

Goodwill

The Company reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also reviews goodwill annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. In addition, SFAS No. 142 requires that goodwill be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. The Company estimates the fair value of its reporting units using a discounted cash flow methodology. A significant decline in the projected cash flows used to determine fair value could result in a goodwill impairment charge. See Note 2 to the Notes to the Company’s consolidated financial statements included in this Report.

Results of Operations

The following table sets forth for each of the years indicated, the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues

	Years Ended
	December 31,

	2003	2002	2001

Revenues:
Car rental	81.4%	80.6%	77.8%
Industrial and construction equipment rental	17.4	18.0	20.4
Other	1.2	1.4	1.8

	100.0	100.0	100.0

Expenses:
Direct operating	49.9	48.9	52.4
Depreciation of revenue earning equipment	29.2	30.2	29.7
Selling, general and administrative	9.5	9.2	9.6
Interest, net of interest income	6.8	7.3	8.2

	95.4	95.6	99.9

Income before income taxes	4.6	4.4	0.1
Provision (benefit) for taxes on income	1.6	1.5	(0.4)

Income before cumulative effect of change in accounting principle	3.0%	2.9%	0.5%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenues

Total revenues of $5,207.9 million in 2003 increased by 4.8% from $4,968.1 million in 2002.

Revenues from car rental operations of $4,239.2 million in 2003 increased by 5.8% from $4,005.6 million in 2002. This increase of $233.6 million was primarily the result of the effects of foreign currency translation of approximately $168.6 million and higher rental volume worldwide, partly offset by a 1.5% decrease in pricing. The impact of changes in exchange rates on net income is mitigated by the fact that not only foreign revenues but also most foreign expenses are incurred in local currencies.

Revenues from industrial and construction equipment rental operations of $904.6 million in 2003 increased by 1.3% from $892.6 million in 2002. This $11.9 million increase was principally due to the effects of foreign currency translation, mostly offset by a decrease in rental volume in the United States which was the result of depressed capital spending for new non-residential construction and its impact on the equipment rental industry.

Revenues from all other sources of $64.1 million in 2003 decreased by 8.3% from $69.9 million in 2002, due to a decrease in license and management fees earned from Axus. Axus was a wholly owned vehicle leasing subsidiary of Ford Credit to which the Company had licensed the Hertz name and provided management services prior to the completion of the sale of Axus by Ford Credit and termination of the Hertz license in the first quarter of 2003.

Expenses

Total expenses of $4,970.4 million in 2003 increased by 4.6% from $4,751.7 million in 2002, principally due to the increase in revenues.

Direct operating expenses of $2,596.7 million in 2003 increased by 6.9% from $2,428.8 million in 2002. The increase was primarily the result of the effects of foreign currency translation, increases in wages and benefits, self insurance and gasoline costs, partly offset by decreases in concession fees and commissions in car rental operations and a gain of $8.0 million from the condemnation of a car rental and support facility in Florida.

Depreciation of revenue earning equipment for the car rental operations of $1,258.3 million in 2003 increased by 2.4% from $1,228.5 million in 2002. The increase was due to the effects of foreign currency translation. This increase was partly offset by a one-time refund of $7.8 million which resulted from a special transitional credit for rental car companies instituted by the Australian Taxation Office for Goods and Services Tax. Taxes paid were previously included in the capitalized cost of the vehicles in the Company’s Australian car rental fleet. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $265.1 million in 2003 decreased by 2.2% from $271.0 million in 2002 due to a decrease in the size of the equipment rental fleet partly offset by lower net proceeds received in excess of book value on the disposal of equipment in the United States.

Selling, general and administrative expenses of $495.3 million in 2003 increased by 8.4% from $457.0 million in 2002. The increase was principally due to the effects of foreign currency translation and increases in administrative and sales promotion expenses. Administrative expenses in 2003 included $6.0 million of stock-based employee compensation expense which resulted from the adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. See Notes 1 and 7 to the Notes to the Company’s consolidated financial statements included in this Report.

Interest expense of $355.0 million in 2003 decreased 3.1% from $366.4 million in 2002, primarily due to a decrease in the weighted-average interest rate and an increase in interest income in 2003, partly offset by higher average debt levels.

The tax provision of $78.9 million in 2003 increased 9.0% from $72.3 million in 2002. The effective tax rate in 2003 was 33.2% as compared to 33.4% in 2002. The increase in the tax provision was primarily the result of higher income before income taxes in 2003. See Notes 1 and 9 to the Notes to the Company’s consolidated financial statements included in this Report.

Income before cumulative effect of change in accounting principle

The Company had income before cumulative effect of change in accounting principle of $158.6 million in 2003, representing an increase of $14.6 million from $144.0 million in 2002. The increase reflects improved car rental volume worldwide partly offset by lower pricing in the Company’s U.S. car rental business and the impact the Iraqi conflict and severe acute respiratory syndrome, or “SARS” had on the travel industry in 2003 as well as the net effect of other contributing factors noted above.

Cumulative effect of change in accounting principle

The Company recorded a non-cash charge of $294 million upon the adoption of SFAS No. 142, effective January 1, 2002. The charge related to the industrial and construction equipment rental segment. The goodwill write-off was the result of a reduction in projected cash flows used to determine fair value due to the unfavorable economic conditions as of the date of adoption, which reduced demand for industrial and construction equipment in North America. See Notes 1 and 2 to the Notes to the Company’s consolidated financial statements included in this Report.

Outlook

The Company expects an improving economic environment resulting in modest increases in demand in both the car and equipment rental businesses during the year 2004. Full year 2004 net income is anticipated to improve over 2003 levels. This assessment does not account for any impact that terrorist attacks, epidemic disease or governmental responses thereto might have on the travel or equipment rental industries or on the overall economy.

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

Revenues from all other sources of $69.9 million in 2002 decreased by 21.0% from $88.5 million in 2001, principally due to a decline in telecommunication revenues which resulted from the Company’s decision, in the fourth quarter of 2001, to exit the telecommunications resale business.

Expenses

Total expenses of $4,751.7 million in 2002 decreased by 3.3% from $4,913.1 million in 2001, and total expenses as a percentage of revenues decreased to 95.6% in 2002 from 99.9% in 2001, principally due to an increase in revenues and cost reductions.

Direct operating expenses of $2,428.8 million in 2002 decreased by 5.6% from $2,574.1 million in 2001. The decrease was primarily the result of lower costs in car rental and equipment rental operations, including commissions, concession fees, reservation costs, other equipment rental operating costs and the elimination of costs associated with the former telecommunications resale business. The decrease also included a reduction of $29.2 million which resulted from the elimination of goodwill amortization upon the Company’s adoption of SFAS No. 142, effective January 1, 2002. See Note 2 to the Notes to the Company’s consolidated financial statements included in this Report.

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

A tax provision of $72.4 million was provided in 2002, as compared to a tax benefit of $20.6 million recognized in 2001. The increase in the income tax provision was primarily due to higher income before income taxes in 2002 and higher foreign tax credits recorded in 2001. The effective tax rate in 2002 was 33.4%. The effective tax rate in 2001 was 31.5% after adjusting for the effects of foreign tax credits, non-deductible goodwill amortization and an increase in the valuation allowance. The increase in the effective tax rate was due primarily to the mix of pretax operating results between countries with different tax rates and restrictions in 2001 on the carryforward of certain state tax losses. See Notes 1 and 9 to the Notes to the Company’s consolidated financial statements included in this Report.

Income before cumulative effect of change in accounting principle

The Company had income before cumulative effect of change in accounting principle of $144.0 million in 2002, representing an increase of $120.7 million from $23.3 million in 2001. The increase was primarily due to an improved pricing environment in the Company’s worldwide car rental business, lower interest expense and cost reductions. These increases were partly offset by continued lower car and equipment rental volumes after the terrorist attacks of September 11, 2001 and overall economic conditions, which have negatively impacted corporate spending levels in the United States and certain European countries.

Liquidity and Capital Resources

At December 31, 2003, the Company had cash and cash equivalents of $610.0 million, an increase of $8.7 million from December 31, 2002. In the third quarter of 2003, the Company began making short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $500.1 million at December 31, 2003 and will be held until the funds are required for operating purposes or used to reduce indebtedness.

The Company’s domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company’s primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash provided by operating activities during 2003 increased approximately $340 million from 2002 primarily due to the decrease in net revenue earning vehicle expenditures. For the year ended December 31, 2003, the Company’s expenditures for revenue earning equipment were $9.4 billion (partially offset by proceeds from the sale of such equipment of $7.9 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the year ended December 31, 2003, the Company’s capital expenditures for property and non-revenue earning equipment were $226.7 million.

Financing

To finance its domestic operations, the Company maintains active unsecured and asset backed commercial paper programs. The Company is also active in the domestic unsecured medium-term and long-term debt markets.

During the third quarter of 2002, the Company established an asset backed securitization (“ABS”) program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose financing entities and are included in debt in the Company’s consolidated balance sheet. The commercial paper notes have ratings of A-1 by Standard & Poors Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”), Prime-1 by Moody’s Investors Service, Inc. (“Moody’s”) and F1 by Fitch Ratings (“Fitch”). Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($814 million), which expires in September 2004, or a related letter of credit issued under a letter of credit facility ($215 million), which also expires in September 2004.

All debt issued under the ABS program is collateralized by the assets dedicated to the ABS program, consisting of revenue earning vehicles used by the Company in its domestic car rental business, restricted cash and investments, and certain receivables related to the revenue earning vehicles. As of December 31, 2003, $723.1 million of asset backed commercial paper was outstanding.

On September 30, 2003, the Company issued $500 million of 4.7% Senior Promissory Notes (“the Notes”) due on October 2, 2006. Effective September 30, 2003, the Company entered into interest rate swap agreements relating to the Notes. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming these Notes to floating rate obligations with an effective interest rate at December 31, 2003 of 3.27%. See Note 3 to the Notes to the Company’s consolidated financial statements included in this Report.

As the need arises, it is the Company’s intention to issue either unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured medium-term and long-term debt outstanding as of December 31, 2003 was $4.9 billion with maturities ranging from 2004 to 2028. From time to time, the Company files with the Securities and Exchange Commission shelf registration statements to allow for the issuance of such debt securities on terms to be determined at the time such securities are offered for sale. At December 31, 2003, the Company had $3 billion available for issuance under effective registration statements. At December 31, 2003, there was no asset backed medium-term or long-term debt outstanding.

Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Belgium, Ireland and the Netherlands. The Company guarantees only the commercial paper borrowings of its subsidiaries in Belgium, Ireland and the Netherlands, and guarantees commercial paper and short-term bank loans of its subsidiaries in Australia and Canada. All borrowings by international operations are either in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At December 31, 2003, total debt for the foreign operations was $1,546 million, of which $1,538 million was short-term (original maturity of less than one year) and $8 million was long-term. At December 31, 2003, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Australia, Belgium, Canada, Ireland and the Netherlands were $2, $80, $361, $582 and $10, respectively.

Contractual Obligations

At December 31, 2003, the Company’s contractual cash obligations, were as follows (in millions of dollars):

		Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt (1)	$7,628	$3,622	$1,364	$701	$1,941
Operating leases and concession agreements(2)	1,232	259	382	217	374
Purchase obligations (3)
Ford and subsidiaries	2,934	2,934	—	—	—
All others	3,237	3,158	77	2	—

Total purchase obligations	6,171	6,092	77	2	—

Total	$15,031	$9,973	$1,823	$920	$2,315

(1)	Amounts represent debt obligations of the Company included in “Debt” in the Company’s consolidated balance sheet and includes $2,720 million of commercial paper and other short term borrowings. See Note 3 to the Notes to the Company’s consolidated financial statements included in this Report.

(2)	Includes obligations under various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and lease agreements for real estate, revenue earning equipment and office and computer equipment. Such obligations are reflected to the extent of their minimum noncancelable terms. See Note 10 to the Notes to the Company’s consolidated financial statements included in this Report.

(3)	Purchase obligations represent agreements to purchase goods or services that are legally binding on the Company and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum noncancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts, which state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations at December 31, 2003, $5,973 million represent 2004 model year fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements.

Credit Facilities

At December 31, 2003, the Company had committed credit facilities totaling $2.8 billion.

Currently, $1.3 billion of the committed credit facilities are represented by a combination of multi-year, 364-day global and other committed credit facilities provided by 24 participating banks. In addition to direct borrowings by the Company, the multi-year and 364-day global facilities allow certain subsidiaries of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2003 and currently total $1,065 million with expirations as follows: $43 million on June 30, 2004, $69 million on June 30, 2005, $35 million on June 30, 2006, $108 million on June 30, 2007 and $810 million on June 30, 2008. The multi-year facilities that expire in 2008 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 19, 2003, the 364-day global committed credit facilities, which total $115 million, were renegotiated and currently expire on June 17, 2004. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan. The other committed facilities total $118 million and expire at various times during 2004.

Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, the Company has waived the right to transfer them back to the 364-day global committed credit facilities without the consent of the participating banks. As of December 31, 2003, $814 million is currently available which expires in September 2004. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the bank’s multi-year facility commitment by one half of the amount of their ABS letter of credit participation.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2005. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of .2% per annum is payable on the unused available credit.

Debt Ratings

The Company’s short- and long-term debt is rated by the four nationally-recognized statistical rating organizations: Fitch; Moody’s; S&P and Dominion Bond Rating Service Limited (“DBRS”) in Canada. Debt ratings reflect an assessment by the rating agencies of the credit risk associated with particular securities issued by the Company. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. Long- and short-term debt ratings of BBB- and F3 or higher by Fitch, Baa3 and Prime-3 or higher by Moody’s, BBB- and A3 or higher by S&P, and BBB and R-2 or higher by DBRS are considered “investment grade.” However, debt ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria in evaluating the risk associated to a company, and therefore ratings should be evaluated independently for each rating agency.

On November 12, 2003, S&P downgraded the long-term corporate credit ratings of Ford, Ford Credit and the Company to BBB- with a stable outlook from BBB with a negative outlook. S&P also downgraded the short-term ratings of Ford, Ford Credit and the Company to A-3 from
A-2. This downgrade did not substantially reduce the Company’s ability to issue unsecured commercial paper, nor is it expected to materially affect the Company’s funding mix for 2004. The Company’s funding strategy continues to be focused on maintaining liquidity and diverse and competitive funding sources. The Company believes that its funding strategy will allow it to continue to fund its operations in the future.

The ratings assigned to the Company’s short- and long-term debt by Fitch, Moody’s and DBRS are F2/BBB+ with a negative outlook, P2/Baa2 with a negative outlook and R-1 (low) with a stable trend / BBB(high) with a negative trend, respectively.

Other Factors

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

By virtue of its 100% ownership interest in the Company, Ford has the right to make any changes that it deems appropriate in the Company’s assets, corporate structure, capitalization, operations, properties and policies (including dividend policies).

Car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. To accommodate increased demand, the Company increases its available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. In certain geographic car rental markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off-seasons.

The table below shows capital expenditures (net of proceeds received from the sale of revenue earning equipment) and financial results by quarter for 2003 and 2002.

	Capital		Operating	Income
	Expenditures		Income	(Loss)
	(Net of Sales		(Pre-Tax	Before
	Proceeds		Income Before	Income	Net Income
	Received)	Revenues	Interest)(1)(2)	Taxes(1)(2)	(Loss)(3)

			Dollars in millions
2003
First Quarter	$436.4	$1,147.7	$32.1	$(56.8)	$(37.7)
Second Quarter	1,217.6	1,269.8	149.0	59.6	39.6
Third Quarter	(3.4)	1,489.5	276.5	187.6	126.7
Fourth Quarter	83.7	1,300.9	134.9	47.1	30.0

Total Year	$1,734.3	$5,207.9	$592.5	$237.5	$158.6

2002
First Quarter	$861.4	$1,088.8	$25.9	$(59.2)	$(342.1)
Second Quarter	1,160.8	1,262.5	173.2	84.0	65.5
Third Quarter	(185.9)	1,416.6	261.2	162.4	108.1
Fourth Quarter	233.3	1,200.2	122.5	29.2	18.5

Total Year	$2,069.6	$4,968.1	$582.8	$216.4	$(150.0)

(1)	Includes a gain of $8 million in the second quarter of 2003 from the condemnation of a car rental and support facility in Florida.

(2)	Includes a credit totaling $7.8 million in the first and second quarter of 2003 from a one time refund of Goods and Service Tax related to the Company’s Australian car rental operations.

(3)	Includes a $294 million non-cash charge in the first quarter of 2002 related to impairment of goodwill in the Company’s industrial and construction equipment rental segment, recognized in accordance with the adoption of SFAS No. 142.

Market Risks

The Company is exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage the Company’s exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 14 to the Notes to the Company’s consolidated financial statements included in this Report.

Interest Rate Risk

From time to time, the Company and its subsidiaries enter into interest rate swap agreements to manage their interest rate risk. Effective September 30, 2003, the Company entered into interest rate swap agreements relating to the issuance of its 4.7% Senior Promissory notes due October 2, 2006. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to its earnings assuming various changes in market interest rates. Assuming an instantaneous increase of one percentage point in interest rates on the existing debt portfolio at December 31, 2003, the Company’s net income would decline by approximately $18 million over a 12-month period.

Foreign Currency Risk

The Company and its subsidiaries have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates, principally for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect the consolidated financial position, results of operations or cash flows of the Company. The Company’s risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option’s counterparty. Premiums paid for options outstanding at December 31, 2003, were approximately $0.4 million and the Company limits counterparties to financial institutions that have strong credit ratings.

Recently Adopted Pronouncements

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted this statement, effective January 1, 2003 and it did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and recognition of liabilities for costs associated with exit or disposal activities, requiring that such liabilities be recognized and measured initially at fair value only when a liability is incurred. SFAS No. 146 is effective for disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003 and it did not have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable prospectively to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements issued after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 12 to the Notes to the Company’s consolidated financial statements included in this report.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the effects of stock-based compensation. The annual and interim disclosure guidance of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company adopted the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. Under the modified prospective method of adoption selected by the Company, stock based compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value methods of SFAS No. 123 been applied from its original effective date. See Note 7 to the Notes to the Company’s consolidated financial statements included in this report.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a Variable Interest Entity (“VIE”), as defined in FIN 46, to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the entity subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company adopted FIN 46 as of July 1, 2003 and the Revised Interpretation (“FIN 46-R”) as of December 15, 2003. The adoption of FIN 46 and FIN 46-R did not affect the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132, as revised, improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other postretirement benefits and revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 132, as revised, retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132, as revised, is effective for annual and interim periods with fiscal years ending after December 15, 2003. See Note 6 to the Notes to the Company’s consolidated financial statements included in this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 13 to 23 of this Report.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To The Hertz Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 on page 58 present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 on page 58 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” effective January 1, 2003.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 14, 2004

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,

	2003	2002

	Dollars in thousands
ASSETS
Cash and equivalents (Note 14)	$609,986	$601,263
Short-term investments (Note 14)	500,108	—
Receivables, less allowance for doubtful accounts of $35,758 and $29,047 (Note 3)	1,238,853	1,021,663
Due from affiliates (Note 8)	520,842	251,299
Inventories, at lower of cost or market	73,354	71,842
Prepaid expenses and other assets (Notes 3, 4 and 5)	135,922	126,180
Revenue earning equipment, at cost (Notes 3 and 8):
Cars	7,168,688	6,708,139
Less accumulated depreciation	(706,719)	(709,817)
Other equipment	2,214,901	2,290,394
Less accumulated depreciation	(883,623)	(862,808)

Total revenue earning equipment	7,793,247	7,425,908

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,221,423	1,123,779
Service equipment	1,114,875	1,011,581

	2,336,298	2,135,360
Less accumulated depreciation	(1,166,529)	(1,023,591)

Total property and equipment	1,169,769	1,111,769

Goodwill and other intangible assets (Notes 2 and 5)	536,929	519,021

Total assets	$12,579,010	$11,128,945

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable (Note 8)	$757,869	$506,170
Accrued salaries and other compensation	287,676	322,612
Other accrued liabilities	448,690	466,752
Accrued taxes	111,432	52,753
Debt (Notes 3 and 14)	7,627,930	7,043,197
Public liability and property damage	398,822	353,474
Deferred taxes on income (Note 9)	721,200	462,100
Commitments and contingencies (Notes 10, 12 and 14)
Stockholder’s equity (Notes 1 and 3):
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	1,113,746	955,131
Accumulated other comprehensive income (loss) (Note 4)	128,513	(16,376)

Total stockholder’s equity	2,225,391	1,921,887

Total liabilities and stockholder’s equity	$12,579,010	$11,128,945

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended December 31,

	2003	2002	2001

	Dollars in thousands
Revenues:
Car rental	$4,239,244	$4,005,620	$3,823,946
Industrial and construction equipment rental	904,582	892,646	1,003,379
Other (Note 5)	64,103	69,873	88,466

Total revenues	5,207,929	4,968,139	4,915,791

Expenses:
Direct operating	2,596,727	2,428,820	2,574,063
Depreciation of revenue earning equipment (Note 8)	1,523,391	1,499,568	1,462,310
Selling, general and administrative	495,276	456,986	472,018
Interest, net of interest income of $17,881, $10,339 and $9,034 (Note 3)	355,043	366,371	404,677

Total expenses	4,970,437	4,751,745	4,913,068

Income before income taxes	237,492	216,394	2,723
Provision (benefit) for taxes on income (Note 9)	78,877	72,346	(20,544)

Income before cumulative effect of change in accounting principle	158,615	144,048	23,267
Cumulative effect of change in accounting principle (Note 2)	—	(294,000)	—

Net income (loss)	$158,615	$(149,952)	$23,267

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

			Unamortized		Accumulated
		Additional	Restricted		Other		Total
	Common	Capital	Stock	Retained	Comprehensive	Treasury	Stockholder’s
	Stock	Paid-In	Grants	Earnings	Income (Loss)	Stock	Equity

				Dollars in thousands
Balance at
DECEMBER 31, 2000	$1,083	$995,871	$(5,518)	$1,103,401	$(84,270)	$(26,498)	$1,984,069
Comprehensive Income
Net income				23,267			23,267
Translation adjustment changes					(19,919)		(19,919)
Unrealized holding losses on securities, net of tax of $1					(5)		(5)
Minimum pension liability adjustment, net of tax of $16					359		359

Total Comprehensive Income							3,702

Cash dividends on Common Stock				(21,585)			(21,585)
Exercise of stock options		(5,609)				15,602	9,993
Tax benefits from stock options and restricted stock		2,683					2,683
Amortization of restricted stock grants			5,518				5,518
Ford acquisition of minority interest	(1,083)	(9,813)				10,896	—

DECEMBER 31, 2001	—	983,132	—	1,105,083	(103,835)	—	1,984,380
Comprehensive Income
Net Loss				(149,952)			(149,952)
Translation adjustment changes					93,537		93,537
Unrealized holding gains on securities, net of tax of $53					475		475
Minimum pension liability adjustment, net of tax of $3,040					(6,553)		(6,553)

Total Comprehensive Loss							(62,493)

DECEMBER 31, 2002	—	983,132	—	955,131	(16,376)	—	1,921,887
Comprehensive Income
Net income				158,615			158,615
Translation adjustment changes					149,037		149,037
Unrealized holding losses on securities, net of tax of $61					(551)		(551)
Minimum pension liability adjustment, net of tax of $1,748					(3,597)		(3,597)

Total Comprehensive Income							303,504

DECEMBER 31, 2003	$—	$983,132	$—	$1,113,746	$128,513	$—	$2,225,391

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,

	2003	2002	2001

	Dollars in thousands
Cash flows from operating activities:
Net income (loss)	$158,615	$(149,952)	$23,267
Non-cash expenses:
Cumulative effect of change in accounting principle	—	294,000	—
Depreciation of revenue earning equipment	1,523,391	1,499,568	1,462,310
Depreciation of property and equipment	151,706	155,424	166,526
Amortization of intangibles	1,024	1,346	30,697
Amortization of restricted stock grants	—	—	5,518
Stock-based employee compensation	6,039	—	—
Provision for public liability and property damage	178,292	145,010	136,772
Provision for losses for doubtful accounts	23,053	15,570	44,316
Tax benefit from exercise of stock options and restricted stock	—	—	2,683
Deferred income taxes	260,848	106,340	(47,716)
Revenue earning equipment expenditures	(9,436,581)	(9,946,271)	(9,284,021)
Proceeds from sales of revenue earning equipment	7,874,414	8,065,848	7,839,440
Changes in assets and liabilities, net of effects of purchase and sale of operations:
Receivables	(95,527)	(3,179)	128,837
Due from affiliates	(269,543)	(107,997)	200,266
Inventories and prepaid expenses and other assets	(3,981)	(27,990)	35,869
Accounts payable	182,264	1,099	(77,781)
Accrued liabilities	(111,439)	88,481	80,563
Accrued taxes	49,825	(19,713)	(82,770)
Payments of public liability and property damage claims and expenses	(155,241)	(120,486)	(90,996)

Net cash flows provided by (used in) operating activities	$337,159	$(2,902)	$573,780

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,

	2003	2002	2001

	Dollars in thousands
Cash flows from investing activities:
Purchase of short-term investments, net	$(500,108)	$—	$—
Property and equipment expenditures	(226,747)	(221,227)	(266,625)
Proceeds from sales of property and equipment	54,638	32,035	35,744
Available-for-sale securities:
Purchases	(12,114)	(4,587)	(7,755)
Sales	10,246	4,082	6,332
Changes in investment in joint venture	5,640	6,560	2,160
Purchases of various operations, net of cash (see supplemental disclosures below)	—	—	(3,026)

Net cash used in investing activities	(668,445)	(183,137)	(233,170)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	510,853	809,426	1,466,614
Repayment of long-term debt	(712,057)	(559,858)	(430,890)
Short-term borrowings:
Proceeds	1,094,152	730,731	871,272
Repayments	(721,333)	(557,755)	(865,037)
Ninety-day term or less, net	130,294	127,767	(1,361,041)
Cash dividends paid on common stock	—	—	(21,585)
Exercise of stock options	—	—	9,993

Net cash provided by (used in) financing activities	301,909	550,311	(330,674)

Effect of foreign exchange rate changes on cash	38,100	22,994	(2,416)

Net increase in cash and equivalents during the year	8,723	387,266	7,520
Cash and equivalents at beginning of year	601,263	213,997	206,477

Cash and equivalents at end of year	$609,986	$601,263	$213,997

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$357,585	$389,893	$420,026
Income taxes	31,481	(3,854)	121,828

In connection with acquisitions made during 2001, liabilities assumed were $13 million.

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

On March 9, 2001, Ford FSG, Inc., (“FSG”), an indirect wholly owned subsidiary of Ford that owned an approximate 81.5% economic interest in the Company, completed its acquisition of all of the Company’s outstanding Class A Common Stock that it did not already own for $35.50 per share, or approximately $735 million. The acquisition was accomplished through a cash tender offer followed by a merger of a wholly owned subsidiary of FSG with and into the Company, with the Company surviving the merger (the “Merger”).

The Company recognized $9.7 million of expenses associated with the Merger in the first quarter of 2001. FSG’s cost of acquiring the Company’s minority interest and the amortization expense related to acquired intangible assets are not reflected in the accompanying consolidated financial statements. After the Merger, all outstanding shares of Class A Common Stock of the Company were owned by FSG, and all shares of Class A Common Stock of the Company previously held by the Company as treasury stock, along with all shares of Class B Common Stock of the Company owned by a wholly owned subsidiary of FSG, were cancelled. The Merger had no effect on the outstanding obligations (including debt obligations, leases and guarantees) of the Company.

As a result of the Merger, the Company became an indirect wholly owned subsidiary of Ford and the Company’s Class A Common Stock was no longer traded on the New York Stock Exchange. However, because certain of the Company’s debt securities were sold through public offerings, the Company continues to file periodic reports under the Securities Exchange Act of 1934.

In May 2001, the Company amended its certificate of incorporation to change the shares of stock it is authorized to issue to a single class of common stock and exchanged the outstanding shares of Class A Common Stock for the same number of shares of the newly authorized common stock.

In 2003, FSG was dissolved and the shares of the Company’s Common Stock owned by FSG were distributed to Ford and Ford Holdings LLC. In February 2004, Ford Holdings LLC became the sole owner of the Company’s common stock.

Principles of Consolidation

The consolidated financial statements include the accounts of The Hertz Corporation and its domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

Revenue is recognized over the period the revenue earning equipment is rented based on the terms of the rental or leasing contract.

Consolidated Statement of Cash Flows

For purposes of this statement, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciable Assets

The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment (“REE”):
Cars	3 to 6 years
Other equipment	3 to 10 years
Buildings	20 to 50 years
Leasehold improvements	Term of lease
Capitalized internal use software	1 to 10 years
Service cars and service equipment	3 to 25 years
Intangible assets	5 to 15 years

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

Public Liability and Property Damage

Provisions for public liability and property damage on self-insured domestic and foreign claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. For its domestic operations, the Company is, where permitted by applicable local law, a qualified self-insurer against liability resulting from accidents under certificates of self-insurance for financial responsibility in all states where its vehicles are registered. The Company also self-insures general public liability and property damage for all domestic operations. Effective December 15, 2002, all claims have been retained and borne by the Company up to a limit of $10 million for each occurrence ($5 million prior to December 15, 2002), and the Company maintains insurance with unaffiliated carriers in excess of $10 million up to $695 million per occurrence (in excess of $5 million up to $725 million from January 1, 2001 to December 15, 2002 and up to $450 million prior to 2001).

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For its international operations, the Company purchases insurance to comply with local legal requirements. In Europe, vehicle liability insurance is purchased from the Company’s wholly owned subsidiary, Probus Insurance Company Europe Limited (“Probus”), a direct writer domiciled in Dublin, Ireland. In Italy, a fronted policy was purchased from an unaffiliated carrier, effective October 1, 2003, which is reinsured through Hertz International RE Limited (“HIRE”), a wholly owned subsidiary of the Company. HIRE operates as a reinsurer in Dublin, Ireland. Effective December 15, 2003, Probus underwrites the Company’s Pan European motor vehicle liability program up to $10 million per occurrence ($5 million from December 15, 2002 to December 15, 2003 and $1 million prior to December 15, 2002). Probus reinsures this risk through HIRE. Excess coverage for claims that exceed $10 million per occurrence is maintained with unaffiliated carriers. Effective December 15, 2003, in foreign operations outside Europe, the Company is self-insured at various amounts up to $10 million per occurrence ($317,000 prior to December 15, 2003) and maintains with unaffiliated carriers excess liability insurance coverage up to $695 million per occurrence ($725 million from January 1, 2001 to December 15, 2002 and up to $450 million prior to 2001).

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in “Accumulated other comprehensive income (loss)” in the stockholder’s equity section of the consolidated balance sheet. The accumulated foreign currency translation gain was $139.6 million at December 31, 2003 and the accumulated foreign currency translation loss was $9.4 million at December 31, 2002. Foreign currency gains and losses resulting from transactions are included in earnings.

Income Taxes

The Company and its domestic subsidiaries file consolidated Federal income tax returns with Ford. The Company provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that under a tax sharing arrangement with Ford, the Company’s right to reimbursement for foreign tax credits is determined based on the usage of such foreign tax credits by the consolidated group. As of December 31, 2003, U.S. income taxes have not been provided on $381 million in undistributed earnings of foreign subsidiaries that have been or are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes.

Advertising

Advertising and sales promotion costs are expensed as incurred. Hertz is a party to a cooperative advertising agreement with Ford pursuant to which Ford participates in some of the cost of certain of Hertz’ advertising programs in the United States and abroad which feature the Ford name or products. The amounts contributed by Ford for the years ended December 31, 2003, 2002 and 2001 were (in millions) $47.9, $48.4 and $43.2, respectively. The Company incurred net advertising expense for the years ended December 31, 2003, 2002 and 2001 of (in millions) $123.4, $114.8 and $138.1, respectively.

Impairment of Long-Lived Assets and Intangibles

The Company evaluates the carrying value of goodwill for impairment at least annually in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” See Note 2 – Goodwill and Other Intangible Assets. Long-lived assets, other than goodwill, are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets exceed their fair value. The fair values of the assets are based upon Company estimates of the undiscounted cash flows that are expected to result from the use and eventual disposition of the assets. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. The Company’s adoption of SFAS No. 144 as of January 1, 2002 did not have a material effect on the Company’s financial position, results of operations or cash flows.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Certain employees of the Company participate in the stock option plan of Ford under Ford’s 1998 Long-Term Incentive Plan. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Prior to January 1, 2003, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for the plan. Prior to January 1, 2003, no stock-based employee compensation expense has been reflected in earnings as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. See Recently Adopted Pronouncements, below.

Use of Estimates and Assumptions

Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Reclassifications

Certain prior year amounts have been reclassified to conform with current reporting.

Recently Adopted Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted this statement, effective January 1, 2003 and it did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and recognition of liabilities for costs associated with exit or disposal activities, requiring that such liabilities be recognized and measured initially at fair value only when a liability is incurred. SFAS No. 146 is effective for disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003 and it did not have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable prospectively to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements issued after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 12 – Litigation and Guarantees.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in both annual and interim financial statements about the effects of stock-based compensation. The annual and interim disclosure guidance of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company adopted the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. Under the modified prospective method of adoption selected by the Company, stock based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value methods of SFAS No. 123 been applied from its original effective date. See Note 7 – Stock Based Employee Compensation.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a Variable Interest Entity (“VIE”), as defined in FIN 46, to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the entity subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company adopted FIN 46 as of July 1, 2003 and the Revised Interpretation (“FIN 46-R”) as of December 15, 2003. The adoption of FIN 46 and FIN 46-R did not affect the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132, as revised, improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other postretirement benefits and revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 132, as revised, retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132, as revised, is effective for annual and interim periods with fiscal years ending after December 15, 2003. See Note 6 – Employee Retirement Benefits.

Note 2 — Goodwill and Other Intangible Assets

The Company accounts for its goodwill under SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. Adoption of the non-amortization provision of SFAS No. 142 at the beginning of the first quarter of 2001 would have resulted in a decrease of $29.2 million in amortization and an increase of $27.6 million in net income for the year ended December 31, 2001.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the changes in the Company’s goodwill, by segment, and other intangible assets for the years ended December 31, 2003 and 2002 (in thousands of dollars):

	Goodwill

		Industrial and		Other
		construction	Total	intangible
	Car rental	equipment rental	goodwill	assets	Total

Balance December 31, 2001	$358,631	$443,040	$801,671	$3,169	$804,840
Transitional Impairment Loss	—	(294,000)	(294,000)	—	(294,000)
Other changes (1)	2,288	7,014	9,302	(1,121)	8,181

Balance December 31, 2002	360,919	156,054	516,973	2,048	519,021
Other changes (1)	3,241	14,912	18,153	(245)	17,908

Balance December 31, 2003	$364,160	$170,966	$535,126	$1,803	$536,929

(1)	Consists of changes primarily resulting from the translation of foreign currencies at different exchange rates from the beginning of the year to the end of the year and amortization of certain intangible assets.

Note 3 — Debt

Debt of the Company and its subsidiaries (in thousands of dollars) consists of the following:

	December 31,

	2003	2002

Notes payable, including commercial paper, average interest rate: 2003, 1.3%; 2002, 1.7%	$1,187,142	$769,045
Promissory notes, average interest rate: 2003, 6.2%; 2002, 6.3% (effective average interest rate: 2003, 6.2%; 2002, 6.4%); net of unamortized discount: 2003, $11,676; 2002, $13,648; due 2004 to 2028	4,895,180	4,843,211
Junior subordinated promissory notes, average interest rate 7.0%; net of unamortized discount: 2002, $17	—	249,983
Foreign subsidiaries’ debt in foreign currencies:
Short-term borrowings:
Banks, average interest rate: 2003, 3.6%; 2002, 3.8%	502,573	452,073
Commercial paper, average interest rate: 2003, 2.7%; 2002, 3.3%	1,034,912	718,786
Other borrowings, average interest rate: 2003, 12.7%; 2002, 10.1%	8,123	10,099

Total	$7,627,930	$7,043,197

The aggregate amounts of maturities of debt, in millions, are as follows: 2004, $3,621.8 (including $2,719.6 of commercial paper, demand and other short-term borrowings); 2005, $606.6; 2006, $756.9; 2007, $501.1; 2008, $200.0; after 2008, $1,941.5.

During the year ended December 31, 2003, short-term borrowings, in millions, were as follows: maximum amounts outstanding $3,059.8 commercial paper and $528.7 banks; monthly average amounts outstanding $2,301.2 commercial paper (weighted-average interest rate 2.1%) and $429.3 banks (weighted-average interest rate 3.5%).

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

The net amortized discount charged to interest expense for the years ended December 31, 2003, 2002 and 2001 relating to debt and other liabilities, in millions, was $2.1, $2.1 and $1.9, respectively.

On September 30, 2003, the Company issued $500 million of 4.7% Senior Promissory Notes (“the Notes”) due on October 2, 2006. Effective September 30, 2003, the Company entered into interest rate swap agreements relating to the Notes. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming these Notes to floating rate obligations with an effective interest rate at December 31, 2003 of 3.27%. The swaps are designated as a fair value hedge with no ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates. See Note 14 – Financial Instruments.

During 2002, the Company established an asset backed securitization (“ABS”) program to reduce its borrowing costs and enhance financing resources for its domestic car rental fleet. The ABS program provides for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose financing entities and are included in debt in the consolidated balance sheet. All debt issued under the ABS program is collateralized by the assets of the special purpose entities, consisting of revenue earning vehicles used by the Company’s domestic car rental business, restricted cash and investments and certain receivables related to revenue earning vehicles. The asset backed note indenture provides for additional credit enhancement through letters of credit or maintenance of a liquidity reserve or through over collateralization of the vehicle fleet. The titles to all of the vehicles that collateralize this funding are held in a bankruptcy remote entity and the Company acts as a servicer of the vehicles.

At December 31, 2003, $723.1 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of December 31, 2003 was 1.1%. The asset backed commercial paper has a maximum term at issuance of 58 days. At December 31, 2003, the outstanding commercial paper was collateralized by $663.2 million of net book value of revenue earning vehicles, $88.3 million of receivables and $5.1 million of restricted cash. (Restricted cash is included in “Prepaid expenses and other assets” in the consolidated balance sheet.)

At December 31, 2003, the Company had committed credit facilities totaling $2.8 billion.

Currently, $1.3 billion of the committed credit facilities are represented by a combination of multi-year, 364-day global and other committed credit facilities provided by 24 participating banks. In addition to direct borrowings by the Company, the multi-year and 364-day global facilities allow certain subsidiaries of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2003 and currently total $1,065 million with expirations as follows: $43 million on June 30, 2004, $69 million on June 30, 2005, $35 million on June 30, 2006, $108 million on June 30, 2007 and $810 million on June 30, 2008. The multi-year facilities that expire in 2008 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 19, 2003, the 364-day global committed credit facilities, which total $115 million, were renegotiated and currently expire on June 17, 2004. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan. The other facilities total $118 million and expire at various times during 2004.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, the Company has waived the right to transfer them back to the 364-day global committed credit facilities without the consent of the participating banks. As of December 31, 2003, $814 million is currently available which expires in September 2004. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the bank’s multi-year facility commitment by one half of the amount of their ABS letter of credit participation.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2005. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of .2% per annum is payable on the unused available credit.

The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc. (“FFS”), a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as a dealer for the Company’s domestic commercial paper programs. The Company pays fees to FFS, which range from .03% to .05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolios. In 2003, the Company paid FFS $111,383 of such fees. FFS is under no obligation to purchase any of the notes for its own account. The Company, through its subsidiary Hertz Australia Pty. Limited, has a similar agreement with Ford Credit Australia Limited, also an indirect wholly owned subsidiary of Ford.

Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Canada, Belgium, Ireland and the Netherlands. The Company guarantees only the commercial paper borrowings of its subsidiaries in Belgium, Ireland and the Netherlands, and guarantees commercial paper and short-term bank loans of its subsidiaries in Australia and Canada. All borrowings by international operations either are in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At December 31, 2003, total debt for the foreign operations was $1,546 million, of which $1,538 million was short-term (original maturity of less than one year) and $8 million was long-term. At December 31, 2003, total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Australia, Belgium, Canada, Ireland and Netherlands were $2, $80, $361, $582 and $10, respectively.

Based on the terms of an indenture dated April 1, 1986, under which the Company has issued debt securities, the Company’s ability to pay dividends is restricted. Such restriction provides that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company (“Restricted Subsidiaries”) in the Company’s shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 2003, approximately $1,029 million of consolidated stockholder’s equity was free of such limitations.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Available-for-Sale Securities

As of December 31, 2003 and 2002, “Prepaid expenses and other assets” in the consolidated balance sheet include available-for-sale securities at fair value. The fair value is calculated using information provided by independent quotation services. These securities include various governmental and corporate debt obligations. For the years ended December 31, 2003, 2002 and 2001, proceeds, in millions, of $10.3, $4.1 and $6.3, respectively, were received from the sale of available-for-sale securities, and gross realized gains, in whole dollars, of $413,302, $134,061 and $218,538 and gross realized losses of $54,433, $29,177 and $62,162, respectively, were included in earnings. Actual cost was used in computing the realized gain and loss on the sale. Unrealized gains and losses are included in “Accumulated other comprehensive income (loss)” in the consolidated balance sheet.

The following is a summary of available-for-sale securities at December 31, 2003 and December 31, 2002 (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2003
Government debt obligations	$2,619	$15	$(44)	$2,590
Corporate debt obligations	8,068	137	(27)	8,178

Total	$10,687	$152	$(71)	$10,768

December 31, 2002
Government debt obligations	$2,528	$136	$(2)	$2,662
Corporate debt obligations	5,796	560	(1)	6,355

Total	$8,324	$696	$(3)	$9,017

The cost and estimated fair value of available-for-sale securities at December 31, 2003 are as follows (in thousands):

		Estimated
	Cost	Fair Value

Due in one year or less	$240	$236
Due after one year through five years	8,542	8,614
Due after five years through ten years	1,905	1,918

Total	$10,687	$10,768

Note 5 — Purchases and Sales of Operations

During the year ended December 31, 2001, the Company acquired one European equipment rental and sales company, one North American car rental company and one Australian car rental company. The aggregate purchase price of the acquisitions was $3.0 million, net of cash acquired, plus the assumption of $9.0 million of debt. The aggregate consideration exceeded the fair value of the net assets acquired by approximately $4.7 million, which has been recognized as goodwill. The goodwill relating to acquisitions made prior to July 1, 2001 has been amortized over periods from 25 to 40 years through December 31, 2001 (see Note 2 – Goodwill and Other Intangible Assets - accounting change relating to the amortization of goodwill, effective January 1, 2002). The acquisitions were accounted for as purchases, and the results of operations have been included in the Company’s consolidated financial statements since their respective dates of acquisition. Had the acquisitions occurred as of the beginning of the year, the effect of including their results would not be material to the results of operations of the Company.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2000, Hertz International, Ltd., (“Hertz International”), entered into license and management services agreements with Axus International, Inc. (“Axus”), a wholly owned vehicle leasing subsidiary of Ford Motor Credit Company (“Ford Credit”), under which Hertz International licensed the Hertz name and agreed to provide management services to Axus for a five-year term. On August 31, 2000, the Company transferred substantially all the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus for $99.2 million. Through the third quarter of 2002, Axus operated throughout Europe and in New Zealand and Australia. In the fourth quarter of 2002, Ford Credit sold the Axus operations in Australia and New Zealand and announced an agreement to sell the Axus operations in Europe. In the first quarter of 2003, Ford Credit completed the sale of the Axus operations in Europe. The Company continued to license the Hertz name and provide management services relating to the European operations through the completion of the sale. During 2003, 2002 and 2001, fees earned by the Company from these agreements were approximately $1.8 million, $11.5 million and $8.7 million, respectively.

In June 1999, the Company entered into a Limited Liability Company Agreement (“LLC Agreement”) with a subsidiary of Orbital Sciences Corporation (“Orbital”), whereby Navigation Solutions LLC (“Navigation Solutions”), a limited liability company, was formed to purchase NeverLost vehicle navigation systems from another subsidiary of Orbital for installation in selected vehicles in the Company’s North American fleet. During 2003 and 2002, the Company received distributions of $5.6 million and $6.6 million, respectively, under the LLC Agreement, which represents a 40% ownership interest. The net investment of $6.9 million as of December 31, 2003, (included in “Prepaid expense and other assets” in the consolidated balance sheet) is accounted for using the equity method of accounting. In July 2001, Orbital’s subsidiary sold its interest in the limited liability company to a subsidiary of Thales North America, Inc. (“Thales”), which also acquired the Orbital subsidiary from whom the NeverLost vehicle navigation systems are purchased. In January 2004, the Company and Thales amended the LLC Agreement to provide for the Company to increase its ownership interest to 65% and for the limited liability company to purchase additional NeverLost vehicle navigation systems. The increase in ownership interest will result in the consolidation of Navigation Solutions; however, the Company does not believe this will have a material effect on the Company’s financial position, results of operations or cash flows.

Note 6 — Employee Retirement Benefits

Qualified domestic employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan (“Hertz Retirement Plan”), a cash balance plan. Under this qualified Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute.

Most of the Company’s foreign subsidiaries have defined benefit retirement plans or participate in various insured or multi-employer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans.

Company plans are generally funded, except for certain unqualified U.S. defined benefit plans and in Germany, where unfunded liabilities are recorded.

The Company sponsors defined contribution plans for certain eligible U.S. and non-U.S. employees. The Company matches contributions of participating employees on the basis specified in the plans.

The Company also sponsors health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants’ contributions adjusted annually. An unfunded liability is recorded.

The Company uses a December 31 measurement date for the majority of its plans.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans for health care and life insurance covering domestic (“U.S.”) employees and the retirement plans for foreign operations (“Non-U.S.”), together with amounts included in the consolidated balance sheet and statement of operations (in millions of dollars):

	Pension Benefits
					Health Care &
	U.S. Plans		Non-U.S. Plans		Life Insurance (U.S.)

	2003	2002	2003	2002	2003	2002

Change in Benefit Obligation
Benefit obligation at January 1	$235.9	$197.6	$69.4	$56.3	$10.3	$8.3
Service cost	17.3	16.3	3.3	2.9	.4	.2
Interest cost	15.5	14.1	4.1	3.7	.8	.7
Amendments	—	—	—	—	—	—
Employee contributions	—	—	1.2	1.1	.1	.1
Benefits paid	(6.9)	(6.8)	(2.2)	(1.8)	(.8)	(.8)
Foreign exchange translation	—	—	10.0	7.5	—	—
Actuarial loss (gain)	14.4	14.7	11.8	(.3)	3.3	1.8

Benefit obligation at December 31	$276.2	$235.9	$97.6	$69.4	$14.1	$10.3

Change in Plan Assets
Fair value of plan assets at January 1	$123.9	$128.7	$38.6	$38.5	$—	$—
Actual return on plan assets	26.9	(10.8)	7.3	(7.0)	—	—
Company contributions	56.6	13.2	14.4	2.9	.7	.7
Employee contributions	—	—	1.2	1.1	.1	.1
Benefits paid	(6.9)	(6.8)	(2.2)	(1.8)	(.8)	(.8)
Foreign exchange translation	—	—	4.4	4.3	—	—
Other	—	(.4)	.1	.6	—	—

Fair value of plan assets at December 31	$200.5	$123.9	$63.8	$38.6	$—	$—

Funded Status of the Plan
Plan assets less than benefit obligation	$(75.7)	$(112.0)	$(33.8)	$(30.8)	$(14.1)	$(10.3)
Unamortized:
Transition obligation	—	—	.2	.1	—	—
Prior service cost	4.6	5.0	.1	.1	—	—
Net losses (gains) and other	22.0	19.8	25.4	18.1	2.6	(.5)

Net amount recognized	$(49.1)	$(87.2)	$(8.1)	$(12.5)	$(11.5)	$(10.8)

Amounts Recognized in the Balance Sheet Assets/(Liabilities)
Intangible assets (including prepaid assets)	$3.6	$1.7	$8.5	$.3	$—	$—
Accrued liabilities	(57.4)	(91.6)	(28.4)	(21.2)	(11.5)	(10.8)
Deferred Income Tax	1.6	.9	3.7	2.6	—	—
Accumulated other comprehensive loss	3.1	1.8	8.1	5.8	—	—

Net amount recognized	$(49.1)	$(87.2)	$(8.1)	$(12.5)	$(11.5)	$(10.8)

Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$39.0	$235.9	$93.7	$68.8
Accumulated benefit obligation	33.2	192.7	80.0	58.1
Fair value of plan assets	—	123.9	60.2	37.8
Accumulated Benefit Obligation at December 31	229.1	192.7	83.0	58.7
Weighted-average assumptions as of December 31
Discount rate	6.25%	6.75%	5.5%	5.75%	6.25%	6.75%
Expected return on assets	8.75%	8.75%	5.7%	5.7%	N/A	N/A
Average rate of increase in compensation	4.4%	5.3%	3.4%	3.0%	N/A	N/A
Initial health care cost trend rate	—	—	—	—	10.0%	7.5%
Ultimate health care cost trend rate	—	—	—	—	5.0%	5.0%
Number of years to ultimate trend rate	—	—	—	—	10	4

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,

							Health Care & Life
	Pension Benefits						Insurance (U.S.)

	2003		2002		2001		2003	2002	2001

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Components of Net Periodic Benefit Cost:
Service cost	$17.3	$3.3	$16.3	$2.9	$15.8	$2.3	$.4	$.2	$.2
Interest cost	15.5	4.1	14.1	3.7	12.5	3.1	.8	.7	.6
Expected return on plan assets	(15.9)	(2.8)	(13.3)	(3.1)	(12.7)	(3.3)	—	—	—
Amortization:
Transition	—	.7	—	.1	—	—	—	—	—
Amendments	.5	—	.4	—	.3	.1	—	—	—
Losses(gains) and other	2.1	1.2	(.6)	.3	(1.0)	.1	.1	—	(.2)

Net pension/post-retirement expense	$19.5	$6.5	$16.9	$3.9	$14.9	$2.3	$1.3	$.9	$.6

Weighted-average discount rate for expense	6.75%	5.75%	7.25%	5.75%	7.5%	6.3%	6.75%	7.25%	7.5%
Weighted-average assumed long-term rate of return on assets	8.75%	5.7%	9.5%	7.4%	9.5%	6.4%
Initial health care cost trend rate	—	—	—	—	—	—	10.0%	8.5%	7.0%
Ultimate health care cost trend rate	—	—	—	—	—	—	5.0%	5.0%	5.0%
Number of years to ultimate trend rate	—	—	—	—	—	—	11	5	8

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects in whole dollars:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$96,600	$84,100
Effect on postretirement benefit obligation	926,600	810,800

The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis. Retirement rate and salary increase assumptions were changed in 2003 to reflect historical experience, the effect of which was not considered material. The 2003 increase in the number of years to ultimate trend rate resulted from changes in trend assumptions.

The provisions charged to income for the years ended December 31, 2003, 2002 and 2001 for all other pension plans were approximately (in millions) $7.3, $7.2 and $7.7, respectively.

The provisions charged to income for the years ended December 31, 2003, 2002 and 2001 for the defined contribution plans were approximately (in millions) $12.3, $11.4 and $10.4, respectively.

Plan Assets

The Company’s U.S. pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

	Plan assets for year
	ending December 31,

Asset Category	2003	2002

Equity securities	64.1%	52.7%
Debt securities	35.8	47.2
Other	0.1	0.1

Total	100.0%	100.0%

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a long-term investment outlook for the assets held in the Hertz Retirement Plan, which is consistent with the long-term nature of the Plan’s liabilities. At year-end 2003, the target asset allocation of the Plan was 65% equity and 35% fixed income. The equity portion of the Plan is invested in professionally managed equity index funds, which are expected to track the return characteristics of the S&P 500 Index. The fixed income portion of the Plan is actively managed by a professional investment manager and is benchmarked to the Citigroup Broad Bond Index.

The assumption for the rate of return on assets represents the expected long-term annual weighted-average return for the Plan in total. The 8.75% rate of return on assets assumption is conservative when compared to the 10 year historical annual weighted average return of 9.91% actually achieved by the assets of the Plan as well as the 10 year historical returns of the Plan’s target benchmark of 10.1%.

Contributions

The Company’s policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. The Company from time to time makes contributions beyond those legally required. In 2003, the Company made approximately $54 million of discretionary cash contributions to the U.S. pension plan. In 2004, the Company expects to contribute, at a minimum, approximately $5.3 million to its worldwide pension plans, including contributions required by funding regulations, discretionary contributions and benefit payments for unfunded plans.

Note 7 — Stock-Based Employee Compensation

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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all unvested employee stock options as of January 1, 2003, and all new awards granted to employees after January 1, 2003. Prior to January 1, 2003, the Company elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, no compensation expense was recognized for the options because their exercise price equaled the market price of the underlying stock on the date of grant.

The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all outstanding and unvested stock options in each period.

		Years ended December 31,

		2003	2002	2001

Net income (loss), as reported		$158,615	$(149,952)	$23,267
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	3,925	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,925)	(7,228)	(9,721)

Pro forma net income (loss)		$158,615	$(157,180)	$13,546

The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002 and 2001: risk-free interest rate of 3.7%, 5.22% and 5.16%, respectively; volatility factors of 39%, 35% and 44%, respectively; dividend yields of 5.3%, 2.37% and 3.97%, respectively; and an average expected life of the options of seven years for 2003 and 2002, and five years for 2001. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option transactions is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	5,994,339	$29.43	4,647,127	$33.46	3,446,621	$40.39
Granted	—		—		5,000	$34.00
Expired or canceled	—		—		(384,227)	$41.05
Exercised	—		—		(416,404)	$24.00
Ford adjustment (a)	—		—		576,245
Ford stock options granted	1,473,625	$7.55	1,499,900	$16.91	1,581,525	$27.42
Ford stock options cancelled	(240,147)	$25.38	(152,688)	$24.84	(161,633)	$32.70

Outstanding at December 31	7,227,817	$25.10	5,994,339	$29.43	4,647,127	$33.46

Options exercisable at year-end	4,305,981	$30.57	3,015,727	$35.35	1,783,032	$37.77
Weighted-average fair value of options granted during year		$1.90		$6.01		$8.64

(a)	Outstanding Company stock option grants were converted to Ford stock option grants as a result of the Merger. The Company previously sponsored a long-term equity compensation plan (the “LTECP”) covering certain employees of the Company. The LTECP provided for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units (“Awards”). Prior to the Merger, Awards granted under the LTECP were options on, and restricted shares of, the Company’s Class A Common Stock. As a consequence of the Merger, outstanding options to purchase the Company’s Class A Common Stock under the LTECP (other than options held by non-employee directors of the Company) were converted into options to purchase shares of common stock of Ford, as determined and approved by the Company and Ford. In addition, holders of restricted stock awarded under the LTECP received the same consideration as all other holders of the Company’s Class A Common Stock received in the Merger. Total compensation cost charged against income related to restricted stock awards was $5.5 million in 2001.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding at			Options Exercisable at
	December 31, 2003			December 31, 2003

		Weighted	Weighted		Weighted
		Average	Average	Number of	Average
	Number of	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Exercisable	Price

$30.19 — $42.52	671,232	4.3	$41.42	671,232	$41.42
$35.19	974,617	5.1	$35.19	974,617	$35.19
$30.19 — $35.77	1,090,226	6.1	$35.67	1,090,226	$35.67
$27.42 — $30.19	1,646,117	7.2	$27.79	1,102,898	$27.78
$16.91	1,415,175	8.2	$16.91	467,008	$16.91
$7.55	1,430,450	9.2	$7.55	—	—

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Revenue Earning Equipment

Revenue earning equipment consists of rental cars and industrial and construction equipment and leased cars under closed-end leases where the disposition of the cars upon termination of the lease is for the account of the Company. Over the three years ended December 31, 2003, on a weighted-average basis, approximately 57% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 28% of the cars acquired by the Company for its international fleet, were manufactured by Ford and subsidiaries. During 2003, approximately 55% of the cars acquired by the Company domestically were manufactured by Ford and subsidiaries and approximately 33% of the cars acquired by the Company for its international fleet were manufactured by Ford and subsidiaries, which represented the largest percentage of any automobile manufacturer in that year.

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Years ended December 31,

	2003	2002	2001

Depreciation of revenue earning equipment	$1,504,482	$1,492,292	$1,443,893
Adjustment of depreciation upon disposal of the equipment	808	(10,801)	1,610
Rents paid for vehicles leased	18,101	18,077	16,807

Total	$1,523,391	$1,499,568	$1,462,310

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2003, 2002 and 2001 included (in millions) a net loss of $1.9 and net gains of $7.1 and $13.0, respectively, on the sale of industrial and construction equipment, and net gains of $1.1 and $3.7 and a net loss of $14.6, respectively, on the sale of cars used in the car rental and car leasing operations.

The Company and Ford have entered into a Car Supply Agreement, which commenced on September 1, 1997 for a period of ten years. Under the Car Supply Agreement, Ford and the Company have agreed to negotiate in good faith on an annual basis with respect to the supply of cars. For each model year, Ford must supply cars to the Company on terms and conditions that are no less favorable than those offered by Ford to other daily car rental companies. During the years ended December 31, 2003, 2002 and 2001, the Company purchased cars from Ford and its subsidiaries at a cost of approximately (in billions) $4.9, $5.1 and $4.4, respectively and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $3.8, $3.8 and $3.3, respectively.

As of December 31, 2003 and 2002, Ford owed the Company and its subsidiaries $520.8 million and $251.3 million, respectively, the majority of which relates to various car repurchase and warranty programs. The balance at December 31, 2003 also includes $250.7 million which represents amounts due under a tax sharing agreement with Ford. As of December 31, 2003 and 2002, the Company and its subsidiaries owed Ford $119.9 million and $66.0 million, respectively (which amounts are included in “Accounts payable” in the consolidated balance sheet), relating to vehicles purchased, and in 2003, includes the liability for stock-based employee compensation.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Taxes on Income

The provision (benefit) for taxes on income consists of the following (in thousands of dollars):

	Years ended December 31,

	2003	2002	2001

Current:
Federal	$(214,487)	$(37,368)	$12,100
Foreign	22,341	6,085	13,372
State and local	10,175	(2,711)	1,700

Total current	(181,971)	(33,994)	27,172

Deferred:
Federal	270,248	91,940	(46,916)
Foreign	(6,400)	3,300	900
State and local	(3,000)	11,100	(1,700)

Total deferred	260,848	106,340	(47,716)

Total provision (benefit)	$78,877	$72,346	$(20,544)

The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

	Years ended December 31,

	2003	2002	2001

Difference between tax and book depreciation	$145,208	$464,653	$(10,284)
Accrued and prepaid expense deducted for tax purposes when paid or incurred	(32,267)	(3,078)	(12,283)
Tax operating loss utilized (carryforwards)	288,783	(365,982)	7,029
Foreign tax credit (carryforwards) utilized	(105,980)	8,595	(30,026)
Federal alternative minimum tax credit (carryforwards) utilized	(34,896)	2,152	(2,152)

Total deferred provision (benefit)	$260,848	$106,340	$(47,716)

The principal items in the deferred tax liability at December 31, 2003 and 2002 are as follows (in thousands of dollars):

	2003	2002

Difference between tax and book depreciation	$1,190,822	$1,045,614
Accrued and prepaid expense deducted for tax purposes when paid or incurred	(220,254)	(186,239)
Tax operating loss carryforwards	(82,495)	(371,278)
Foreign tax credit carryforwards	(131,977)	(25,997)
Federal alternative minimum tax credit carryforwards	(34,896)	—

Total	$721,200	$462,100

At December 31, 2003 the Company had operating loss carryforwards for federal, state and foreign tax purposes totaling $82.5 million, of which $60.2 million expire through 2023. The remaining $22.3 million may be carried forward indefinitely. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized. The foreign tax credit carryforwards at

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2003 of $132.0 million expire through 2008 and are expected to be fully utilized in the consolidated U.S. tax return of Ford. In connection with the filing of the 2002 consolidated tax return, net operating losses of the Company were carried back to prior periods, which increased the amount of foreign tax credit carryforwards. The federal alternative minimum tax credit carryforwards of $34.9 million may be used indefinitely to reduce federal income taxes.

The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

	Years ended December 31,
	2003	2002	2001
Computed tax at statutory rate	$83,122	$75,738	$953
State and local income taxes, net of Federal income tax benefit	4,664	5,453	—
Foreign tax credits	—	—	(30,175)
Tax effect on the amortization of goodwill	—	—	7,482
Increase in valuation allowance	—	—	6,934
Income taxes on foreign earnings at effective rates different from the U.S. statutory rate, including the anticipated realization of certain foreign tax benefits and the effect of subsidiaries’ gains and losses and exchange adjustments with no tax effect	(9,949)	(5,989)	(3,272)
All other items, net	1,040	(2,856)	(2,466)

Total provision (benefit)	$78,877	$72,346	$(20,544)

Note 10 — Lease and Concession Agreements

Hertz has various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in thousands of dollars):

	Years ended December 31,
	2003	2002	2001
Rents	$90,421	$80,857	$76,920
Concession fees:
Minimum fixed obligations	230,443	215,385	208,569
Additional amounts, based on revenues	132,860	139,918	138,526

Total	$453,724	$436,160	$424,015

As of December 31, 2003, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

	Rents	Concessions
Years ended December 31,
2004	$70,083	$174,059
2005	57,732	146,980
2006	47,052	117,183
2007	38,032	94,663
2008	29,871	54,177
Years after 2008	100,938	273,493

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the above, Hertz has various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

	Years ended December 31,
	2003	2002	2001
Revenue earning equipment	$18,101	$18,077	$16,807
Office and computer equipment	13,075	11,732	12,907

Total	$31,176	$29,809	$29,714

As of December 31, 2003, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): 2004, $14,840; 2005, $8,900; 2006, $4,471; 2007, $471; 2008, $9, after 2008, $2.

Note 11 — Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company has identified two significant segments: rental of cars and light trucks (“car rental”); and rental of industrial, construction and materials handling equipment (“industrial and construction equipment rental”). The contribution of these segments, as well as “corporate and other,” for each of the three years ended December 31, 2003 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, principally amortization of intangibles, certain interest expense, as well as other business activities, such as claim management and, prior to 2003, telecommunication services (in millions of dollars).

	Years ended December 31,
	2003	2002	2001
Revenues
Car rental	$4,296	$4,066	$3,883
Industrial and construction equipment rental	905	893	1,004
Corporate and other	7	9	29

Total	$5,208	$4,968	$4,916

Income (loss) before income taxes
Car rental	$279	$264	$45
Industrial and construction equipment rental	(22)	(38)	(9)
Corporate and other	(20)	(10)	(33)

Total	$237	$216	$3

Depreciation of revenue earning equipment
Car rental	$1,258	$1,229	$1,191
Industrial and construction equipment rental	265	271	271
Corporate and other	—	—	—

Total	$1,523	$1,500	$1,462

Depreciation of property and equipment
Car rental	$111	$116	$124
Industrial and construction equipment rental	36	35	39
Corporate and other	5	4	4

Total	$152	$155	$167

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Years ended December 31,
	2003	2002	2001
Amortization of intangibles
Car rental	$—	$—	$3
Industrial and construction equipment rental	1	1	12
Corporate and other	—	—	16

Total	$1	$1	$31

Operating income (loss) (pre-tax income (loss) before interest)
Car rental	$551	$530	$334
Industrial and construction equipment rental	54	52	95
Corporate and other	(12)	1	(22)

Total	$593	$583	$407

Total assets at end of year
Car rental	$9,310	$8,354	$7,146
Industrial and construction equipment rental	1,891	1,965	2,480
Corporate and other	1,378	810	532

Total	$12,579	$11,129	$10,158

Revenue earning equipment, net, at end of year
Car rental	$6,462	$5,998	$5,221
Industrial and construction equipment rental	1,331	1,428	1,631
Corporate and other	—	—	—

Total	$7,793	$7,426	$6,852

Revenue earning equipment and property and equipment
Car rental
Expenditures	$9,292	$9,891	$9,141
Proceeds from sale	(7,701)	(7,901)	(7,700)

Net expenditures	$1,591	$1,990	$1,441

Revenue earning equipment and property and equipment
Industrial and construction equipment rental
Expenditures	$368	$272	$404
Proceeds from sale	(228)	(197)	(175)

Net expenditures	$140	$75	$229

Corporate and other
Expenditures	$3	$4	$6
Proceeds from sale	—	—	—

Net expenditures	$3	$4	$6

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company operates in the United States and in foreign countries. Foreign operations are substantially in Europe. The operations within major geographic areas are summarized as follows (in millions of dollars):

	Years ended December 31,
	2003	2002	2001
Revenues
United States	$3,769	$3,748	$3,765
Foreign	1,439	1,220	1,151

Total	$5,208	$4,968	$4,916

Income (loss) before income taxes
United States	$132	$131	$(47)
Foreign	105	85	50

Total	$237	$216	$3

Depreciation of revenue earning equipment
United States	$1,241	$1,252	$1,246
Foreign	282	248	216

Total	$1,523	$1,500	$1,462

Depreciation of property and equipment
United States	$114	$124	$138
Foreign	38	31	29

Total	$152	$155	$167

Amortization of intangibles
United States	$1	$1	$26
Foreign	—	—	5

Total	$1	$1	$31

Operating income (pre-tax income before interest)
United States	$449	$461	$306
Foreign	144	122	101

Total	$593	$583	$407

Total assets at end of year
United States	$9,014	$8,423	$7,878
Foreign	3,565	2,706	2,280

Total	$12,579	$11,129	$10,158

Revenue earning equipment, net, at end of year
United States	$5,873	$5,908	$5,586
Foreign	1,920	1,518	1,266

Total	$7,793	$7,426	$6,852

Revenue earning equipment and property and equipment
United States
Expenditures	$6,801	$7,714	$7,291
Proceeds from sale	(5,453)	(5,995)	(5,916)

Net expenditures	$1,348	$1,719	$1,375

Foreign
Expenditures	$2,862	$2,453	$2,260
Proceeds from sale	(2,476)	(2,103)	(1,959)

Net expenditures	$386	$350	$301

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12 — Litigation and Guarantees

Litigation

On March 1, 2002, Bowdoin Square, L.L.C. v. Winn-Dixie Montgomery, Inc., Wal-Mart Stores East, Inc., The Hertz Corporation, et al. was commenced in the Circuit Court for Madison County, Alabama. The complaint alleges that the Company, Wal-Mart Stores East, Inc. and other defendants violated certain private land use restrictions and intentionally interfered with plaintiff’s contractual relationship with its tenant, Winn-Dixie Montgomery, Inc., when the Company subleased a former Wal-Mart store located in a shopping center in Saraland (Mobile County), Alabama. The complaint also alleges that the Company and other defendants negligently and wantonly injured the value of plaintiff’s interest in the shopping center. A motion to transfer the case to the Circuit Court for Mobile County was granted in September 2002, and the Company filed its answer to the complaint. The plaintiff’s claims against Winn-Dixie Montgomery, Inc. have been severed and will be tried separately from the claims against Wal-Mart and the Company. A trial of the claims against Wal-Mart and the Company is anticipated during the summer of 2004.

On July 29, 2002, James Han, individually and on behalf of all others similarly situated, v. The Hertz Corporation was commenced in the Supreme Court of the State of New York, County of New York. Han purported to be a class action on behalf of persons who rented private passenger vehicles from the Company in New York under rental agreements containing provisions which allegedly violate the express provisions of Section 396-z of the General Business Law of New York and New York’s consumer fraud statute (i.e., Section 349 of the General Business Law). More specifically, the complaint alleged that rental agreements used by the Company in New York included provisions that imposed liability upon renters beyond the statutorily permitted amounts and that the rental agreements failed to disclose to renters their rights and responsibilities concerning vehicle damage. On July 29, 2003, the Company’s motion for summary judgment was granted and an order of dismissal was thereafter entered. The plaintiff has filed a notice of appeal.

On August 1, 2002, Jennifer Myers, an individual and on behalf of all others similarly situated, v. The Hertz Corporation was filed in the United States District Court for the Eastern District of New York. The complaint alleges a nationwide “opt-in collective action” on behalf of all Senior Station Managers, Station Managers and “B” Station Managers employed by the Company throughout the United States, contesting their exempt classification and seeking payment of overtime compensation under the federal Fair Labor Standards Act (“FLSA”). The complaint also contains a subclass for all such managers employed in New York for alleged violations of state labor laws. Plaintiffs have not yet been permitted to obtain a nationwide “opt-in,” as discovery has been thus far limited to the location where the plaintiffs are employed, in an effort by the court to determine the viability of a nationwide action. In the interim, the plaintiffs have been permitted to amend their complaint to include an allegation of pay docking of managers. The Company’s opposition to the plaintiffs’ motion for leave to amend has been filed and the Company awaits a determination. Additional depositions have been taken concerning this new allegation. The Company will be filing a motion for summary judgment in the near future.

On June 16, 2003, Wide World Tours of Mission Valley, Inc., Travel Support Systems, Inc., Vacation Marketing Group of Hawaii., Cecilia Pedroza, and International Travel Bureau, Inc. v. Avis Rent A Car System, Inc., Budget Rent A Car System, Inc., Dollar Rent A Car, Inc., Enterprise Rent-A-Car Company, The Hertz Corporation, and Thrifty Rent-A-Car System, Inc. was commenced in Superior Court of the State of California, for the County of San Diego. Wide World Tours purports to be a class action on behalf of certain United States travel agents and agencies that regularly book customers with the major rental car companies. The complaint alleges that the defendant rental car companies breached their unwritten contracts with the plaintiffs by knowingly and deliberately under-reporting and underpaying the commissions due to the plaintiffs, that in so doing the defendants engaged in deceit and that the defendants engaged in unfair competition by deducting processing fees or other administrative fees from payments they make to travel agents. After the defendants filed misjoinder motions, an amended complaint was filed against the Company with a separate new lawsuit commenced against Avis. On November 25, 2003, the Company served its answer to the amended complaint, and discovery has now commenced.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On August 28, 2003, Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation was commenced in the Superior Court of New Jersey, Essex County. Henderson purports to be a class action on behalf of all persons who purchased optional insurance products in the State of New Jersey or in other states from or through the Company at times that the Company did not have required licenses to sell such insurance. On January 29, 2004, the Company’s motion to dismiss was granted and an order of dismissal was thereafter entered.

On December 22, 2003, Stephen Moore on behalf of himself and all others similarly situated, v. The Hertz Corporation was commenced in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County. Moore purports to be a class action on behalf of persons who rented vehicles from the Company in Florida and were allegedly overcharged for the recovery of a tire and battery solid waste management fee and the recovery of registration fees for the issuance of Florida license plates. Similar lawsuits were separately commenced by the same plaintiff against Avis Rent A Car System Inc. and Budget Rent A Car System, Inc. The Company has not yet filed an answer to the complaint.

In addition, the Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for bodily injury, including death, and property damage arising from the operation of motor vehicles and equipment rented from the Company and its licensees. Such actions and claims are provided for within the Company’s public liability and property damage (“PL/PD”) program. In aggregate, the Company can be expected to expend material sums to defend and settle those actions and claims or to pay judgments resulting from them. Within the PL/PD program, HERC has been named as a co-defendant in over 100 multi-plaintiff lawsuits filed in Mississippi and Texas seeking damages for injuries (silicosis) which the plaintiffs allegedly sustained from the use of equipment rented from HERC. In all of these lawsuits, HERC is named as a co-defendant with a minimum of 80 other co-defendants, including the equipment manufacturers. HERC is continuing its attempt to tender the defense of these lawsuits to the equipment manufacturers.

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

Guarantees

At December 31, 2003, the following guarantees were issued and outstanding:

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Environmental: The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such costs or damages for which the Company may be held responsible could be substantial. The contingent losses that the Company expects to incur in connection with many of these sites have been accrued and those losses are reflected in its financial statements in accordance with generally accepted accounting principles. The aggregate amount accrued for environmental liabilities reflected in the Company’s consolidated balance sheet at December 31, 2003 is $5.9 million. The accrual represents the estimated cost to study potential environmental issues at sites deemed investigation or cleanup activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site.

For many sites, the remediation costs and other damages for which the Company ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as the Company’s connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, the Company is unable to estimate a maximum amount for costs or other damages for which it is potentially responsible in connection with these indemnifications, which are generally uncapped.

Tax: The Company provides various tax-related indemnifications as part of transactions. The indemnified party typically is protected from certain events that result in a tax treatment different from that originally anticipated. In some cases, tax indemnifications relate to representations or warranties given by the Company. The Company’s liability typically is fixed when a final determination of the indemnified party’s tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. The Company is party to a number of tax indemnifications and many of these indemnities do not limit potential payment; therefore, the Company is unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13 — Quarterly Financial Information (Unaudited)

A summary of the quarterly operating results during 2003 and 2002 were as follows (in thousands):

		Operating Income	Income (Loss)	Net
		(Pre-tax Income	Before Income	Income
	Revenues	Before Interest)(1)(2)	Taxes(1)(2)	(Loss)(3)
2003
First quarter	$1,147,660	$32,052	$(56,836)	$(37,692)
Second quarter	1,269,809	149,046	59,624	39,590
Third quarter	1,489,544	276,549	187,583	126,695
Fourth quarter	1,300,916	134,888	47,121	30,022

Total Year	$5,207,929	$592,535	$237,492	$158,615

2002
First quarter	$1,088,822	$25,867	$(59,240)	$(342,133)
Second quarter	1,262,492	173,249	84,034	65,557
Third quarter	1,416,605	261,157	162,436	108,095
Fourth quarter	1,200,220	122,492	29,164	18,529

Total Year	$4,968,139	$582,765	$216,394	$(149,952)

(1)	Includes a gain of $8 million in the second quarter of 2003 from the condemnation of a car rental and support facility in Florida.

(2)	Includes a credit totaling $7.8 million in the first and second quarters of 2003 from a one time refund of Goods and Service Tax related to the Company’s Australian car rental operations.

(3)	Includes a $294 million non-cash charge in the first quarter of 2002 related to impairment of goodwill in the Company’s industrial and construction equipment rental segment, recognized in accordance with the adoption of SFAS No. 142.

Note 14 — Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short term investments and trade receivables. The Company places its cash equivalents with a number of financial institutions and investment funds to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2003, the Company had no significant concentration of credit risk.

Cash and Equivalents

Fair value approximates cost indicated on the balance sheet at December 31, 2003 because of the short-term maturity of these instruments.

Short-Term Investments

Fair value approximates cost indicated on the balance sheet at December 31, 2003 because of the short-term maturity of these instruments. The balance at December 31, 2003, of $500.1 million consists of investments with a related party investment fund that pools and invests excess cash balances of Ford and certain Ford subsidiaries.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of all debt at December 31, 2003 and December 31, 2002 approximated $7.89 billion and $7.32 billion, respectively, compared to carrying value of $7.63 billion and $7.04 billion, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative Financial Instruments

From time to time, the Company and its subsidiaries enter into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements (“swaps”). The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for trading purposes. Effective September 30, 2003, the Company entered into interest rate swap agreements relating to the issuance of its 4.7% Senior Promissory notes due October 2, 2006. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. See Note 3 – Debt.

The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates, principally for selected marketing programs. These arrangements consist of the purchase of foreign exchange options. At December 31, 2003, the total notional amount of these instruments was $13.0 million, maturing at various dates in 2004 and 2005, and the fair value of all outstanding contracts, was approximately $.1 million. The fair value of the foreign currency instruments was estimated using market prices provided by financial institutions. Gains and losses resulting from changes in the fair value of these instruments are included in earnings. The total notional amount included options to sell British Pounds, Euro’s, Yen and Canadian dollars in the notional amounts of $8.0 million, $2.4 million, $1.8 million and $.8 million, respectively.

SCHEDULE II

THE HERTZ CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002 and 2001

		Additions
	Balance at
	Beginning of	Charged to	Translation			Balance at
	Year	Income	Adjustments	Deductions		End of Year
	Dollars in thousands
2003

Allowance for doubtful accounts	$29,047	$23,053	$3,646	$19,988	(a)	$35,758

2002

Allowance for doubtful accounts	$38,886	$15,570	$2,900	$28,309	(a)	$29,047

2001

Allowance for doubtful accounts	$34,788	$44,316	$(985)	$39,233	(a)	$38,886

(a)	Amounts written off, net of recoveries.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

ITEM 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions relating to the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

     Omitted.

ITEM 11. Executive Compensation.

     Omitted.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     Omitted.

ITEM 13. Certain Relationships and Related Transactions.

     Omitted.

ITEM 14. Principal Accounting Fees and Services.

The aggregate fees billed by PricewaterhouseCoopers, LLC (“PwC”), the Company’s principal auditor, were as follows (in thousands of dollars):

	2003	2002
Fees:
Audit	$1,933	$1,740
Audit-related	234	312
Tax	718	819
All other	240	569

Total	$3,125	$3,440

Audit-related fees were for services in connection with debt offerings, due diligence and assurance services. Tax fees related to tax compliance, preparation of tax returns, tax planning and tax assistance for international service employees. All other fees were principally related to actuarial services which were transitioned from PwC in 2003.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

		Page
(a) 1.	Financial Statements:
	The Hertz Corporation and Subsidiaries —
	Report of Independent Auditors	24
	Consolidated Balance Sheet at December 31, 2003 and 2002	25
	Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001	26
	Consolidated Statement of Stockholder’s Equity for the years ended December 31, 2003, 2002 and 2001	27
	Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001	28-29
	Notes to Consolidated Financial Statements	30-54
2.	Financial Statement Schedules:
	The Hertz Corporation and Subsidiaries —
	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	55
3.	Exhibits:

(3)	Articles of Incorporation and By-Laws

(a)	Restated Certificate of Incorporation of the Company (filed as Exhibit (3)(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

(b)	By-Laws of the Company, effective January 1, 2004.

(4)	Instruments defining the rights of security holders, including indentures

(a)	At December 31, 2003, the Company had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

(10)	Material Contracts.

(a)	Car Supply Agreement between the Company and Ford.*

(b)	Joint Advertising Agreement between the Company and Ford.*

(c)	Tax-Sharing Agreement between the Company and Ford.*

(12)	Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 2003.

(23)	Consent of Independent Accountants.

(31.1)	Certification of the Chief Executive Officer Pursuant to Rule 15d – 14(a).

(31.2)	Certification of the Chief Financial Officer Pursuant to Rule 15d– 14(a).

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Incorporated herein by reference from the Company’s Registration Statement No. 333-22517 on Form S-1.

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

March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Craig R. Koch Craig R. Koch	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Allan Gilmour Allan Gilmour	Director

/s/ Greg C. Smith Greg C. Smith	Director

/s/ John M. Rintamaki John M. Rintamaki	Director

/s/ Paul J. Siracusa Paul J. Siracusa	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard J. Foti Richard J. Foti	Staff Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

(3)(b)	By-Laws of the Company, effective January 1, 2004.
(12)	Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 2003.
(23)	Consent of Independent Accountants.
(31.1)	Certification of the Chief Executive Officer Pursuant to Rule 15d – 14(a).
(31.2)	Certification of the Chief Financial Officer Pursuant to Rule 15d – 14(a).
(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.