Form 10-Q
period 2004-03-31
HERTZ CORP
filed 2004-05-10
CIK 47129

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 31, 2004: Common Stock, $0.01 par value - 100 shares.

Page 1 of 20 pages

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations and of cash flows for each of the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein), and in our report dated January 14, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 16, 2004

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
Unaudited

	March 31,	December 31,
	2004	2003
ASSETS
Cash and equivalents (Notes 3 and 7)	$1,018,810	$609,986
Short-term investments (Note 3)	351,407	500,108
Receivables, less allowance for doubtful accounts of $35,682 and $35,758 (Note 7)	955,870	1,238,853
Due from affiliates	440,689	520,842
Inventories, at lower of cost or market	74,454	73,354
Prepaid expenses and other assets	135,026	135,922
Revenue earning equipment, at cost (Notes 6 and 7):
Cars	7,838,273	7,168,688
Less accumulated depreciation	(688,966)	(706,719)
Other equipment	2,168,349	2,214,901
Less accumulated depreciation	(873,701)	(883,623)

Total revenue earning equipment	8,443,955	7,793,247

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,237,650	1,221,423
Service equipment	1,129,397	1,114,875

	2,367,047	2,336,298
Less accumulated depreciation	(1,194,139)	(1,166,529)

Total property and equipment	1,172,908	1,169,769

Goodwill and other intangible assets (Note 4)	534,164	536,929

Total assets	$13,127,283	$12,579,010

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$962,490	$757,869
Accrued liabilities	747,816	736,366
Accrued taxes	142,121	111,432
Debt (Note 7)	7,953,374	7,627,930
Public liability and property damage	396,321	398,822
Deferred taxes on income	721,200	721,200
Stockholder’s equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	1,110,463	1,113,746
Accumulated other comprehensive income (Note 10)	110,366	128,513

Total stockholder’s equity	2,203,961	2,225,391

Total liabilities and stockholder’s equity	$13,127,283	$12,579,010

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended March 31,
	2004	2003
Revenues:
Car rental	$1,053,242	$938,850
Industrial and construction equipment rental	209,956	194,087
Other	14,750	14,723

Total revenues	1,277,948	1,147,660

Expenses:
Direct operating	688,436	621,369
Depreciation of revenue earning equipment (Note 6)	359,958	363,026
Selling, general and administrative	146,587	131,213
Interest, net of interest income of $4,775 and $3,235	87,963	88,888

Total expenses	1,282,944	1,204,496

Loss before income taxes	(4,996)	(56,836)
Benefit for income taxes (Note 5)	(1,713)	(19,144)

Net loss	$(3,283)	$(37,692)

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,283)	$(37,692)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	(49,039)	315,425

Net cash (used in) provided by operating activities	(52,322)	277,733

Cash flows from investing activities:
Proceeds from sales of short-term investments, net	148,701	—
Property and equipment expenditures	(61,231)	(51,300)
Proceeds from sales of property and equipment	11,698	8,984
Available-for-sale securities:
Purchases	(4,148)	(3,543)
Sales	4,229	3,305

Net cash provided by (used in) investing activities	99,249	(42,554)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	603,943	1,364
Repayment of long-term debt	(2,197)	(151,870)
Short-term borrowings:
Proceeds	244,041	129,357
Repayments	(214,961)	(126,959)
Ninety day term or less, net	(258,664)	240,157

Net cash provided by financing activities	372,162	92,049

Effect of foreign exchange rate changes on cash	(10,265)	5,701

Net increase in cash and equivalents during the period	408,824	332,929
Cash and equivalents at beginning of year	609,986	601,263

Cash and equivalents at end of period	$1,018,810	$934,192

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$81,793	$94,419
Income taxes	(14,190)	588

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 – Basis of Presentation

     The Hertz Corporation (together with its subsidiaries, referred to herein as “Hertz” or the “Company”) is an indirect wholly owned subsidiary of Ford Motor Company (“Ford”).

     The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2003, filed by the Company with the Securities and Exchange Commission on March 15, 2004, has been followed in preparing the accompanying condensed consolidated financial statements.

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

Note 2 – Recently Adopted Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a Variable Interest Entity (“VIE”), as defined in FIN 46, to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the entity subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company adopted FIN 46 as of July 1, 2003 and the Revised Interpretation (“FIN46-R”) as of December 15, 2003. The adoption of FIN 46 and FIN 46-R did not affect the Company’s financial position, results of operations or cash flows.

     In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132, as revised, improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other postretirement benefits and revised employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 132, as revised, retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS No. 132, as revised, is effective for annual and interim periods with fiscal years ending after December 15, 2003. See Note 8 – Employee Retirement Benefits.

Note 3 – Cash and Equivalents and Short-term Investments

     Cash and equivalents includes marketable securities and other investments that are readily convertible into cash and have original maturities of three months or less. At March 31, 2004 and December 31, 2003, the Company had short-term investments of $351 million and $500 million, respectively, consisting of investments with a related party investment fund that pools and invests excess cash balances of Ford and certain Ford subsidiaries to maximize returns.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 4 – Goodwill and Other Intangible Assets

     The Company accounts for its goodwill under SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. The Company conducted the required annual goodwill impairment test in the second quarter of 2003, and determined that there was no impairment. Other intangible assets are amortized over their useful lives.

     The following summarizes the changes in the Company’s goodwill, by segment, and other intangible assets (in thousands of dollars):

	December 31, 2003	Change(1)	March 31, 2004
Goodwill
Car rental	$364,160	$(444)	$363,716
Industrial and construction equipment rental	170,966	(2,287)	168,679

Total Goodwill	535,126	(2,731)	532,395
Other intangible assets	1,803	(34)	1,769

Total	$536,929	$(2,765)	$534,164

(1)	Consists of changes resulting primarily from the translation of foreign currencies at different exchange rates on December 31, 2003 and March 31, 2004 and amortization of certain intangible assets.

Note 5 – Income Taxes

     The benefit for income taxes is based upon the expected effective tax rate applicable to the full year. The effective tax rate is lower than the U.S. statutory rate of 35% primarily due to the mix of pretax operating results among countries with different tax rates.

Note 6 - Depreciation of Revenue Earning Equipment

     Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended
	March 31,
	2004	2003
Depreciation of revenue earning equipment	$364,079	$356,101
Adjustment of depreciation upon disposal of the equipment	(8,106)	1,624
Rents paid for vehicles leased	3,985	5,301

Total	$359,958	$363,026

     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2004 and 2003 included net gains of $5.6 million and $2.9 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and a net gain of $2.5 million and a net loss of $4.5 million, respectively, in the car rental operations.

     During the three months ended March 31, 2004, the Company purchased Ford vehicles at a cost of approximately $1.2 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $0.9 billion.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

     The Company and Ford have reached a preliminary understanding on the terms of a new Joint Advertising Agreement and a new Car Supply Agreement, commencing September 1, 2004 for a period of three years covering the 2005 through 2007 vehicle model years. They will replace existing agreements that expire August 31, 2007. The terms of the new Joint Advertising Agreement are to include Ford’s payment of advertising contributions to the Company and provide for Hertz advertising to meet certain conditions, including the condition that the advertising indicate that the Company features Ford vehicles when a Ford vehicle is pictured. The terms of the new Car Supply Agreement are to commit Ford to supply the Company with vehicles in each model year, within which commitment it will be the Company’s target to acquire such vehicles as meet the Company’s United States daily rental fleet requirements.

     As a result of the new agreements, the Company anticipates that the advertising contributions payable by Ford in the year 2004 will be less than the advertising contributions the Company received from Ford in 2003. Under the terms of the new agreements, the Company will be able to enter into long-term vehicle advertising and car supply agreements with other automotive manufacturers in the United States and in other countries, and the Company intends to explore those opportunities. However, because such exploration has only recently commenced, there can be no assurance that the Company will be able to obtain advertising contributions from other vehicle manufacturers that will mitigate the reduction in Ford’s advertising contributions.

Note 7 - Debt

     Debt at March 31, 2004 and December 31, 2003 consisted of the following (in thousands of dollars):

	March 31,	December 31,
	2004	2003
Notes payable, including commercial paper, average interest rate: 2004 and 2003, 1.3%	$1,055,295	$1,187,142
Promissory notes, average interest rate: 2004, 5.8%; 2003, 6.2% (effective average interest rate: 2004, 5.8%; 2003, 6.2%); net of unamortized discount: 2004, $11,270; 2003, $11,676; due 2004 to 2028	5,495,587	4,895,180
Subsidiaries’ debt, in dollars and foreign currencies, including commercial paper: in millions (2004, $991.1; 2003, $1,034.9); and other borrowings; average interest rate: 2004 and 2003, 3.0%	1,402,492	1,545,608

Total	$7,953,374	$7,627,930

     The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31, are as follows (in millions): 2005, $3,348.0 (including $2,443.8 of commercial paper and short-term borrowings); 2006, $605.8; 2007, $1,022.3; 2008, $665.6; 2009, $669.1; after 2009, $1,642.6.

     On September 30, 2003, the Company issued $500 million of 4.7% Senior Promissory Notes (“the Notes”) due on October 2, 2006. Effective September 30, 2003, the Company entered into interest rate swap agreements relating to the Notes. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming these Notes to floating rate obligations with an effective interest rate at March 31, 2004 of 3.29%. The swaps are designated as a fair value hedge with no ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

     At March 31, 2004, approximately $1,019 million of the Company’s consolidated stockholder’s equity was free of dividend limitations pursuant to its existing debt agreements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

     During 2002, the Company established an Asset Backed Securitization (“ABS”) program to reduce its borrowing costs and enhance financing resources for its domestic car rental fleet. The ABS program provided for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are included in debt in the balance sheet. All debt issued under the ABS program is collateralized by the assets of the special purpose entities consisting of revenue earning vehicles used by the Company in its daily rental business, restricted cash and investments and certain receivables related to revenue earning vehicles.

     On March 31, 2004, the Company issued $600 million of asset backed medium-term notes (“the Medium-Term Notes”) under the ABS program. Of the $600 million of the Medium-Term Notes, $500 million have fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009. The remaining $100 million of Medium-Term Notes have a variable interest rate based on the one-month LIBOR rate plus nine basis points and mature in 2007. Payments of principal and interest relating to the Medium-Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation.

     At March 31, 2004, $460.0 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of March 31, 2004 was 1.1%. The collateralized commercial paper has a maximum term of 58 days when issued. At March 31, 2004, $600 million of asset backed Medium-Term Notes were outstanding. The average interest rate as of March 31, 2004 was 2.6%. At March 31, 2004, the outstanding commercial paper and Medium-Term Notes were collateralized by $789.6 million net book value of revenue earning vehicles, $41.8 million of receivables and $276.4 million of restricted cash. The restricted cash is to be used for the purchase of revenue earning vehicles. (Restricted cash is included in “cash and equivalents” in the consolidated balance sheet.)

Note 8 – Employee Retirement Benefits

     The following table sets forth net periodic pension and postretirement health care and life insurance expense (in millions of dollars):

	Three Months Ended March 31,
					Health Care & Life
	Pension Benefits				Insurance (U.S.)
	2004		2003		2004	2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service Cost	$4.9	$1.4	$6.3	$1.4	$0.1	$0.1
Interest Cost	4.2	1.4	5.1	1.8	0.2	0.2
Expected return on plan assets	(4.2)	(1.2)	(4.2)	(1.2)	—	—
Amortization:
Transition	—	—	—	0.3	—	—
Amendments	0.1	—	0.1	—	—	—
Losses and other	0.2	0.4	0.6	0.6	—	—

Net pension/post retirement expense	$5.2	$2.0	$7.9	$2.9	$0.3	$0.3

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 9 – Segment Information

     The Company’s business principally consists of two significant segments: rental of cars and light trucks (“car rental”); and rental of industrial, construction and materials handling equipment (“industrial and construction equipment rental”). The contributions of these segments, as well as “corporate and other,” to revenues and income (loss) before income taxes for the three months ended March 31, 2004 and 2003 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, and certain interest expense, as well as other business activities such as claim management services.

	Three Months Ended March 31,
			Income (Loss)
	Revenues		Before Income Taxes
	2004	2003	2004	2003
Car rental	$1,066.6	$951.6	$13.0	$(22.0)
Industrial and construction equipment rental	210.0	194.2	(12.1)	(27.0)
Corporate and other	1.3	1.9	(5.9)	(7.8)

Consolidated total	$1,277.9	$1,147.7	$(5.0)	$(56.8)

Note 10 – Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) at March 31, 2004 and December 31, 2003 includes an accumulated translation gain (in thousands of dollars) of $121,377 and $139,598, respectively. Comprehensive loss for the three months ended March 31, 2004 and 2003 was as follows (in thousands of dollars):

	Three Months
	Ended March 31,
	2004	2003
Net Loss	$(3,283)	$(37,692)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(18,221)	22,205
Unrealized gain (loss) on available-for-sale securities	74	(305)

Total other comprehensive (loss) income	(18,147)	21,900

Comprehensive loss	$(21,430)	$(15,792)

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

Three Months ended March 31, 2004 Compared with Three Months ended March 31, 2003 Summary

     The following table sets forth for the three months ended March 31, 2004 and 2003 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Three Months Ended
	March 31,
	2004	2003
Revenues:
Car rental	82.4%	81.8%
Industrial and construction equipment rental	16.4	16.9
Other	1.2	1.3

	100.0	100.0

Expenses:
Direct operating	53.8	54.2
Depreciation of revenue earning equipment	28.2	31.6
Selling, general and administrative	11.5	11.4
Interest, net of interest income	6.9	7.8

	100.4	105.0

Loss before income taxes	(0.4)	(5.0)
Benefit for income taxes	(0.1)	(1.7)

Net loss	(0.3)%	(3.3)%

Revenues

     Total revenues in the first quarter of 2004 of $1,277.9 million increased by 11.4% from $1,147.7 million in the first quarter of 2003. Revenues from car rental operations of $1,053.2 million in the first quarter of 2004 increased by $114.3 million, or 12.2% from $938.9 million in the first quarter of 2003. The increase was primarily the result of higher worldwide transaction volume of 8.5%, and the effects of foreign currency translation of approximately $39.4 million, partly offset by a 1.4% decrease in pricing worldwide.

     Revenues from industrial and construction equipment rental operations of $210.0 million in the first quarter of 2004 increased by $15.9 million, or 8.2%, from $194.1 million in the first quarter of 2003. The increase was due to improved pricing in the U.S., higher rental volume in Europe, and the effects of foreign currency translation of approximately $6.8 million.

     Revenues from all other sources of $14.7 million in the first quarter of 2004 was comparable to the first quarter of 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Expenses

     Total expenses of $1,282.9 million in 2004 increased by 6.5% from $1,204.5 million in 2003, and total expenses as a percentage of revenues decreased to 100.4% in the first quarter of 2004 as compared to 105.0% in 2003.

     Direct operating expenses of $688.4 million in 2004 increased by 10.8% from $621.4 million in 2003. The increase was primarily the result of the effects of foreign currency translation, and increases in wages and benefits, concession fees, commissions, guaranteed charge card fees and vehicle damage costs in its car rental operations.

     Depreciation of revenue earning equipment for the car rental operations of $303.0 million in the first quarter of 2004 increased by 1.3%, from $299.1 million in 2003. The increase was primarily due to the effects of foreign currency translation partly offset by higher net proceeds received in excess of book value on the disposal of used vehicles in the United States. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $57.0 million in 2004 decreased by 10.8% from $63.9 million in 2003 due to a decrease in the size of the equipment rental fleet and higher net proceeds received in excess of book value on the disposal of used equipment in the U.S.

     Selling, general and administrative expenses of $146.6 million in 2004 increased by 11.7% from $131.2 million in 2003. The increase was primarily due to the effects of foreign currency translation and increases in administrative expenses.

     Interest expense of $88.0 million in 2004 decreased by 1.0% from $88.9 million in 2003, primarily due to a decrease in the weighted-average interest rate and an increase in interest income, partly offset by foreign currency translation and higher average debt levels in the first quarter of 2004.

     The tax benefit of $1.7 million in 2004 decreased by 91.1% from a tax benefit of $19.1 million in 2003, primarily due to a decrease in pre-tax losses in 2004, partly offset by an increase in the effective tax rate. The effective tax rate in the first quarter of 2004 was 34.3% as compared to 33.7% in the first quarter of 2003. The increase in the effective tax rate is due primarily to the projected mix of pretax operating results among countries with different tax rates. The final effective tax rate for 2003 was 33.2%. See Note 5 to the Notes to the Company’s condensed consolidated financial statements.

Net Income

     The Company had a net loss of $3.3 million in the first quarter of 2004, representing a decrease of 91.3% from a loss of $37.7 million in 2003. The decrease in the loss was primarily due to higher rental volume in the Company’s worldwide car rental business and improved cost performance, partly offset by lower pricing in the Company’s U.S. car rental business, as well as the net effect of other contributing factors noted above.

Outlook

     The Company expects that continued improvement in the economy will favorably affect both the travel industry and non-residential construction, resulting in increased demand in both the car and equipment rental businesses during 2004 as compared to 2003. Full year 2004 income before income taxes is anticipated to improve significantly over 2003 levels but not to annual levels seen prior to September 11, 2001.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

     At March 31, 2004, the Company had cash and cash equivalents of $1,018.8 million, an increase of $408.8 million from December 31, 2003, which includes $276.4 million of restricted cash to be used for the purchase of revenue earning vehicles. The Company made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $351.4 million as of March 31, 2004. The cash equivalents and short-term investments are being held until the funds are required for operating purposes or to reduce indebtedness.

     The Company’s domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company’s primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash used in operating activities during the first three months of 2004 increased approximately $330.0 million from the first three months of 2003 primarily due to an increase in expenditures for revenue earning vehicles. For the three months ended March 31, 2004, the Company’s expenditures for revenue earning equipment were $2.9 billion (partially offset by proceeds from the sale of such equipment of $1.9 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the three months ended March 31, 2004, the Company’s capital expenditures for property and non-revenue earning equipment were $61.2 million.

     To finance its domestic operations, the Company maintains active unsecured and asset backed commercial paper programs. The Company is also active in the domestic unsecured and asset backed medium-term and long-term debt markets.

     During the third quarter of 2002, the Company established an Asset Backed Securitization (“ABS”) program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. The ABS program provided for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are classified as debt on the Company’s consolidated balance sheet. The commercial paper notes have ratings of A-1 by Standard & Poors Rating Services, Prime-1 by Moody’s Investors Service, Inc. and F1 by Fitch Ratings. Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($814 million), which expires in September 2004, or a related letter of credit issued under a letter of credit facility ($215 million), which also expires in September 2004. All debt issued under the ABS program is collateralized by the assets of the special purpose entities, consisting of revenue earning vehicles used by the Company in its car rental business, restricted cash and investments, and certain receivables related to the revenue earning vehicles. As of March 31, 2004, $460.0 million of asset backed commercial paper and $600.0 million of asset backed medium-term notes were outstanding.

     As the need arises, it is the Company’s intention to issue either unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured and asset backed medium-term and long-term debt outstanding as of March 31, 2004 was $5.5 billion with maturities ranging from 2004 to 2028.

     Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Belgium, Canada, Ireland and the Netherlands. The Company guarantees only the borrowings under these commercial paper programs and certain credit facilities extended by local banks to the Company’s subsidiaries in Canada and Australia. All borrowings by international operations are either in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At March 31, 2004, the total debt for the foreign operations was $1,401 million, of which $1,394 million was short-term (original maturity of less than one year) and $7 million was long-term. At March 31, 2004, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Ireland, Canada, Belgium, the Netherlands and Australia were $503, $379, $57, $49 and $3, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     At March 31, 2004, the Company had committed credit facilities totaling $2.8 billion.

     Currently $1.3 billion of the committed credit facilities are represented by a combination of multi-year and 364-day global committed credit facilities provided by 24 participating banks. In addition to direct borrowings by the Company, the multi-year and 364-day global facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2003 and currently total $1,042 million with expirations as follows (in millions of dollars): $43 on June 30, 2004, $46 on June 30, 2005, $35 on June 30, 2006, $108 on June 30, 2007 and $810 on June 30, 2008. The multi-year facilities that expire in 2008 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 19, 2003, the 364-day global committed credit facilities, which totaled $115 million were renegotiated and currently expire on June 17, 2004. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan. The other credit facilities total $130 million and expire at various times during 2004 and 2005.

     Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of its 364-day global committed credit facilities to the ABS program. In accordance with the agreement to transfer these commitments, the Company has waived any right to transfer these commitments back to the 364-day global committed credit facilities without the consent of the participating banks. As of March 31, 2004, $814 million is currently available. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the banks’ multi-year facility commitment by one half of the amount of their ABS letter of credit participation.

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

     In April 2004, Moody’s Investors Service, Inc. (“Moody’s”) and, in May 2004, Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”), each affirmed the long and short-term debt ratings of, and their outlook for Ford, Ford Credit and the Company. Also in May 2004, Fitch, Inc. (“Fitch”) affirmed the long and short-term debt ratings of Ford, Ford Credit and the Company, and revised the outlook for all three entities from negative to stable. The current ratings for the Company are as follows:

Debt Ratings
	Long-Term	Short-Term	Outlook/Trend
Moody’s	Baa2	P-2	Negative
S&P	BBB-	A-3	Stable
Fitch	BBB+	F2	Stable
DBRS	BBB (high)	R-1 (low)	Negative*

                                                   *Short-term trend is stable

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

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

     The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles; and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

     The Company notes the following recent development pertaining to a legal proceeding described in the Company’s Form 10-K for the fiscal year ended December 31, 2003: In Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation, the plaintiff filed a notice of appeal on March 15, 2004.

     An additional proceeding, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation, was commenced in the 214th Judicial District Court of Nueces County, Texas on March 15, 2004. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a Fuel and Service Charge (“FSC”) by the Company or all Texas residents who were charged a FSC by the Company. The complaint, which largely mirrors the allegations in the Eugea case which was filed against the Company in St. Clair County, Illinois and then voluntarily dismissed by the plaintiff in 2003, alleges that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The Company has not yet filed an answer to the complaint.

ITEM 5. Other Information

     The Company and Ford have reached a preliminary understanding on the terms of a new Joint Advertising Agreement and a new Car Supply Agreement, commencing September 1, 2004 for a period of three years covering the 2005 through 2007 vehicle model years. They will replace existing agreements that expire August 31, 2007. The terms of the new Joint Advertising Agreement are to include Ford’s payment of advertising contributions to the Company and provide for Hertz advertising to meet certain conditions, including the condition that the advertising indicate that the Company features Ford vehicles when a Ford vehicle is pictured. The terms of the new Car Supply Agreement are to commit Ford to supply the Company with vehicles in each model year, within which commitment it will be the Company’s target to acquire such vehicles as meet the Company’s United States daily rental fleet requirements.

     As a result of the new agreements, the Company anticipates that the advertising contributions payable by Ford in the year 2004 will be less than the advertising contributions the Company received from Ford in 2003. Under the terms of the new agreements, the Company will be able to enter into long-term vehicle advertising and car supply agreements with other automotive manufacturers in the United States and in other countries, and the Company intends to explore those opportunities. However, because such exploration has only recently commenced, there can be no assurance that the Company will be able to obtain advertising contributions from other vehicle manufacturers that will mitigate the reduction in Ford’s advertising contributions.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2004 and 2003.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated May 10, 2004, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K:

                    None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION (Registrant)

Date: May 10, 2004	By:	/s/ Paul J. Siracusa

Paul J. Siracusa
Executive Vice President and
Chief Financial Officer
(principal financial officer and duly
authorized officer)

EXHIBIT INDEX

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2004 and 2003.

15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated May 10, 2004, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.