Form 10-Q
period 2004-06-30
HERTZ CORP
filed 2004-08-09
CIK 47129

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of June 30, 2004: Common Stock, $0.01 par value - 100 shares.

Page 1 of 24 pages

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION

ITEM l. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein), and in our report dated January 14, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 4, 2004

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
Unaudited

	June 30,	December 31,
	2004	2003
ASSETS
Cash and equivalents (Notes 3 and 7)	$860,303	$609,986
Short-term investments (Note 3)	502,432	500,108
Receivables, less allowance for doubtful accounts of $33,792 and $35,758 (Note 7)	1,039,316	1,238,853
Due from affiliates	388,751	520,842
Inventories, at lower of cost or market	81,761	73,354
Prepaid expenses and other assets	154,502	135,922
Revenue earning equipment, at cost (Notes 6 and 7):
Cars	9,151,261	7,168,688
Less accumulated depreciation	(674,670)	(706,719)
Other equipment	2,329,409	2,214,901
Less accumulated depreciation	(863,700)	(883,623)

Total revenue earning equipment	9,942,300	7,793,247

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,250,671	1,221,423
Service equipment	1,163,408	1,114,875

	2,414,079	2,336,298
Less accumulated depreciation	(1,224,435)	(1,166,529)

Total property and equipment	1,189,644	1,169,769

Goodwill and other intangible assets (Note 4)	532,522	536,929

Total assets	$14,691,531	$12,579,010

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$1,104,257	$757,869
Accrued liabilities (Note 7)	811,561	736,366
Accrued taxes	141,169	111,432
Debt (Note 7)	9,200,488	7,627,930
Public liability and property damage	382,785	398,822
Deferred taxes on income	765,900	721,200
Stockholder’s equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	1,205,929	1,113,746
Accumulated other comprehensive income (Note 10)	96,310	128,513

Total stockholder’s equity	2,285,371	2,225,391

Total liabilities and stockholder’s equity	$14,691,531	$12,579,010

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended June 30,
	2004	2003
Revenues:
Car rental	$1,187,158	$1,033,668
Industrial and construction equipment rental	243,467	220,710
Other	17,111	15,431

Total revenues	1,447,736	1,269,809

Expenses:
Direct operating	709,907	625,522
Depreciation of revenue earning equipment (Note 6)	353,784	373,037
Selling, general and administrative	142,586	122,204
Interest, net of interest income of $4,235 and $5,587	94,743	89,422

Total expenses	1,301,020	1,210,185

Income before income taxes	146,716	59,624
Provision for taxes on income (Note 5)	51,250	20,034

Net income	$95,466	$39,590

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Six Months
	Ended June 30,
	2004	2003
Revenues:
Car rental	$2,240,400	$1,972,518
Industrial and construction equipment rental	453,423	414,797
Other	31,861	30,154

Total revenues	2,725,684	2,417,469

Expenses:
Direct operating	1,398,343	1,246,891
Depreciation of revenue earning equipment (Note 6)	713,742	736,063
Selling, general and administrative	289,173	253,417
Interest, net of interest income of $9,010 and $8,822	182,706	178,310

Total expenses	2,583,964	2,414,681

Income before income taxes	141,720	2,788
Provision for taxes on income (Note 5)	49,537	890

Net income	$92,183	$1,898

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Six Months
	Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$92,183	$1,898
Adjustments to reconcile net income to net cash used in operating activities	(1,367,913)	(285,511)

Net cash used in operating activities	(1,275,730)	(283,613)

Cash flows from investing activities:
Purchases of short-term investments, net	(2,324)	—
Property and equipment expenditures	(144,048)	(107,920)
Proceeds from sales of property and equipment	32,566	32,599
Available-for-sale securities:
Purchases	(5,566)	(4,837)
Sales	5,516	4,138
Changes in investment in joint venture	2,000	1,800

Net cash used in investing activities	(111,856)	(74,220)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,207,967	5,160
Repayment of long-term debt	(6,283)	(456,050)
Short-term borrowings:
Proceeds	658,355	410,657
Repayments	(403,503)	(162,712)
Ninety day term or less, net	198,769	1,064,929

Net cash provided by financing activities	1,655,305	861,984

Effect of foreign exchange rate changes on cash	(17,402)	22,494

Net increase in cash and equivalents during the period	250,317	526,645
Cash and equivalents at beginning of year	609,986	601,263

Cash and equivalents at end of period	$860,303	$1,127,908

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$176,653	$180,488
Income taxes	(6,006)	13,146

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

     The condensed consolidated financial statements for interim periods included herein have been reviewed, but not audited, by the Company’s independent registered public accounting firm. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

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

Note 3 – Cash and Equivalents and Short-term Investments

     Cash and equivalents includes marketable securities and other investments that are readily convertible into cash and have original maturities of three months or less. At June 30, 2004 and December 31, 2003, the Company had short-term investments of $502 million and $500 million, respectively, consisting of investments with a related party investment fund that pools and invests excess cash balances of Ford and certain Ford subsidiaries to maximize returns.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 4 – Goodwill and Other Intangible Assets

     The Company accounts for its goodwill under SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. The Company conducted the required annual goodwill impairment test in the second quarter of 2004, and determined that there was no impairment. Other intangible assets are amortized over their useful lives.

     The following summarizes the changes in the Company’s goodwill, by segment, and other intangible assets (in thousands of dollars):

	December 31, 2003	Change(1)	June 30, 2004
Goodwill
Car rental	$364,160	$(820)	$363,340
Industrial and construction equipment rental	170,966	(3,450)	167,516

Total Goodwill	535,126	(4,270)	530,856
Other intangible assets	1,803	(137)	1,666

Total	$536,929	$(4,407)	$532,522

(1)	Consists of changes resulting primarily from the translation of foreign currencies at different exchange rates on December 31, 2003 and June 30, 2004 and amortization of certain intangible assets.

Note 5 – Income Taxes

     The provision for taxes on income is based upon the expected effective tax rate applicable to the full year. The effective tax rate approximates the U.S. federal statutory rate of 35% primarily due to the mix of pretax operating results among countries with different tax rates.

Note 6 — Depreciation of Revenue Earning Equipment

     Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended
	June 30,
	2004	2003
Depreciation of revenue earning equipment	$368,118	$369,703
Adjustment of depreciation upon disposal of the equipment	(17,318)	(1,429)
Rents paid for vehicles leased	2,984	4,763

Total	$353,784	$373,037

	Six Months Ended
	June 30,
	2004	2003
Depreciation of revenue earning equipment	$732,197	$725,804
Adjustment of depreciation upon disposal of the equipment	(25,424)	195
Rents paid for vehicles leased	6,969	10,064

Total	$713,742	$736,063

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2004 and 2003 included net gains of $7.3 million and $3.3 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and a net gain of $10.0 million and a net loss of $1.9 million, respectively, in the car rental operations.

     The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2004 and 2003 included net gains of $12.9 million and $6.2 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and a net gain of $12.5 million and a net loss of $6.4 million, respectively, in the car rental operations.

     During the six months ended June 30, 2004, the Company purchased Ford vehicles at a cost of approximately $2.8 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $1.8 billion.

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

          As a result of the new agreements, the Company anticipates that the advertising contributions payable by Ford in the year 2004 will be less than the advertising contributions the Company received from Ford in 2003. Under the terms of the new agreements, the Company will be able to enter into long-term vehicle advertising and car supply agreements with other automotive manufacturers in the United States and in other countries, and the Company intends to explore those opportunities. However, there can be no assurance that the Company will be able to obtain advertising contributions from other vehicle manufacturers that will mitigate the reduction in Ford’s advertising contributions.

Note 7 — Debt

     Debt at June 30, 2004 and December 31, 2003 consisted of the following (in thousands of dollars):

	June 30,	December 31,
	2004	2003
Notes payable, including commercial paper, average interest rate: 2004, 1.4%; 2003, 1.3%	$1,148,411	$1,187,142
Promissory notes, average interest rate: 2004, 5.5%; 2003, 6.2% (effective average interest rate: 2004, 5.6%; 2003, 6.2%); net of unamortized discount: 2004, $18,292; 2003, $11,676; due 2004 to 2028	6,088,566	4,895,180
Subsidiaries’ debt, in dollars and foreign currencies, including commercial paper: in millions (2004, $1,215.9; 2003, $1,034.9); and other borrowings; average interest rate: 2004, 2.7%; 2003, 3.0%	1,963,511	1,545,608

Total	$9,200,488	$7,627,930

     The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30, are as follows (in millions): 2005, $4,502.6 (including $3,098.2 of commercial paper and short-term borrowings); 2006, $356.1; 2007, $764.7; 2008, $865.2; 2009, $469.2; after 2009, $2,242.7.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

     On September 30, 2003, the Company issued $500 million of 4.7% Senior Promissory Notes (the “4.7% Notes”) due on October 2, 2006. On June 3, 2004, the Company issued $600 million of 6.35% Senior Promissory Notes (the “6.35% Notes”) due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, the Company entered into interest rate swap agreements relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and 6.35% Notes to floating rate obligations with effective interest rates at June 30, 2004 of 3.24% and 3.19%, respectively. The swaps are designated as fair value hedges with no ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The carrying amounts of the interest rate swaps must be adjusted to their fair value for changes in market interest rates, with an offsetting adjustment to the fixed rate debt. As of June 30, 2004, the fair value adjustment relating to the interest rate swaps was $7.0 million. This was reflected in Accrued liabilities with an offsetting reduction in Debt.

     At June 30, 2004, approximately $1,015 million of the Company’s consolidated stockholder’s equity was free of dividend limitations pursuant to its existing debt agreements.

     During 2002, the Company established an Asset Backed Securitization (“ABS”) program to reduce its borrowing costs and enhance financing resources for its domestic car rental fleet. The ABS program provided for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are included in Debt in the consolidated balance sheet. All debt issued under the ABS program is collateralized by the assets of the special purpose entities consisting of revenue earning vehicles used by the Company in its daily rental business, restricted cash and investments and certain receivables related to revenue earning vehicles.

     On March 31, 2004, the Company issued $600 million of asset backed medium-term notes (“the Medium-Term Notes”) under the ABS program. Of the $600 million of the Medium-Term Notes, $500 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100 million of Medium-Term Notes has a variable interest rate based on the one-month LIBOR rate plus nine basis points and mature in 2007. Payments of principal and interest relating to the Medium-Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation.

     At June 30, 2004, $499.3 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of June 30, 2004 was 1.2%. The collateralized commercial paper has a maximum term of 58 days when issued. At June 30, 2004, $600 million of asset backed Medium-Term Notes was outstanding. The average interest rate as of June 30, 2004 was 2.6%. At June 30, 2004, the outstanding commercial paper and Medium-Term Notes were collateralized by $1,073.5 million net book value of revenue earning vehicles, $15.9 million of receivables and $12.4 million of restricted cash. The restricted cash is to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the ABS program. (Restricted cash is included in “Cash and equivalents” in the consolidated balance sheet.)

     On July 2, 2004, the Company established a Euro Medium-Term Note Program under which the Company and/or Hertz Finance Centre plc (“HFC”), a wholly owned subsidiary of the Company, can issue up to Euro 650 million in Medium-Term Notes (“Notes”). On July 16, 2004, HFC issued Euro 200 million of Notes under this program. The Notes are fully guaranteed by the Company, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points.

     On August 5, 2004, the Company issued $500 million of Promissory Notes comprised of $250 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250 million of 6.90% fixed rate notes due on August 15, 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 8 – Employee Retirement Benefits

     The following table sets forth net periodic pension and postretirement health care and life insurance expense (in millions of dollars):

	Three Months Ended June 30,
					Health Care & Life
	Pension Benefits				Insurance (U.S.)
	2004		2003		2004	2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service Cost	$4.6	$1.4	$6.6	$0.8	$0.1	$0.1
Interest Cost	4.0	1.5	6.5	0.9	0.2	0.2
Expected return on plan assets	(4.0)	(1.2)	(7.6)	(0.7)	—	—
Amortization:
Transition	—	—	—	0.2	—	—
Amendments	0.1	—	0.2	—	—	—
Losses and other	0.2	0.3	0.9	0.2	0.1	0.1

Net pension/post retirement expense	$4.9	$2.0	$6.6	$1.4	$0.4	$0.4

	Six Months Ended June 30,
					Health Care & Life
	Pension Benefits				Insurance (U.S.)
	2004		2003		2004	2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service Cost	$9.5	$2.8	$12.9	$2.2	$0.2	$0.2
Interest Cost	8.2	2.9	11.6	2.7	0.4	0.4
Expected return on plan assets	(8.2)	(2.4)	(11.8)	(1.9)	—	—
Amortization:
Transition	—	—	—	0.5	—	—
Amendments	0.2	—	0.3	—	—	—
Losses and other	0.4	0.7	1.5	0.8	0.1	0.1

Net pension/post retirement expense	$10.1	$4.0	$14.5	$4.3	$0.7	$0.7

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 9 — Segment Information

     The Company’s business principally consists of two significant segments: rental of cars and light trucks (“car rental”); and rental of industrial, construction and materials handling equipment (“industrial and construction equipment rental”). The contributions of these segments, as well as “corporate and other,” to revenues and income (loss) before income taxes for the three and six months ended June 30, 2004 and 2003 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, and certain interest expense, as well as other business activities such as claim management services.

	Three Months Ended June 30,
			Income (Loss)
	Revenues		Before Income Taxes
	2004	2003	2004		2003
Car rental	$1,202.4	$1,047.2	$134.3	(a)	$72.2 (b)
Industrial and construction equipment rental	243.5	220.8	18.1		(9.4)
Corporate and other	1.8	1.8	(5.7)		(3.2)

Consolidated total	$1,447.7	$1,269.8	$146.7		$59.6

	Six Months Ended June 30,
			Income (Loss)
	Revenues		Before Income Taxes
	2004	2003	2004		2003
Car rental	$2,269.0	$1,998.8	$147.3	(a)	$50.2 (b)
Industrial and construction equipment rental	453.6	415.0	6.0		(36.4)
Corporate and other	3.1	3.7	(11.6)		(11.0)

Consolidated total	$2,725.7	$2,417.5	$141.7		$2.8

     (a) Includes $7.0 million received from business interruption claims made by the Company relating to the terrorist attacks of September 11, 2001.

     (b) Includes a gain of $8.0 million from the condemnation of a car rental and support facility in Florida.

     The increase in total assets from December 31, 2003 to June 30, 2004 in the consolidated balance sheet was primarily due to an increase in revenue earning vehicles in the car rental segment.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 10 — Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) at June 30, 2004 and December 31, 2003 includes an accumulated translation gain (in thousands of dollars) of $107,713 and $139,598, respectively. Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows (in thousands of dollars):

	Three Months
	Ended June 30,
	2004	2003
Net Income	$95,466	$39,590

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(13,664)	40,356
Unrealized (loss) gain on available-for-sale securities	(392)	130

Total other comprehensive (loss) income	(14,056)	40,486

Comprehensive income	$81,410	$80,076

	Six Months
	Ended June 30,
	2004	2003
Net Income	$92,183	$1,898

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(31,885)	62,561
Unrealized loss on available-for-sale securities	(318)	(175)

Total other comprehensive (loss) income	(32,203)	62,386

Comprehensive income	$59,980	$64,284

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

Three Months ended June 30, 2004 Compared with Three Months ended June 30, 2003

Summary

     The following table sets forth for the three months ended June 30, 2004 and 2003 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Three Months Ended
	June 30,
	2004	2003
Revenues:
Car rental	82.0%	81.4%
Industrial and construction equipment rental	16.8	17.4
Other	1.2	1.2

	100.0	100.0

Expenses:
Direct operating	49.0	49.3
Depreciation of revenue earning equipment	24.4	29.4
Selling, general and administrative	9.9	9.6
Interest, net of interest income	6.6	7.0

	89.9	95.3

Income before income taxes	10.1	4.7
Provision for taxes on income	3.5	1.6

Net income	6.6%	3.1%

Revenues

     Total revenues in the second quarter of 2004 of $1,447.7 million increased by 14.0% from $1,269.8 million in the second quarter of 2003. Revenues from car rental operations of $1,187.2 million in the second quarter of 2004 increased by $153.5 million, or 14.8%, from $1,033.7 million in the second quarter of 2003. The increase was primarily the result of higher worldwide transaction volume of 14.0%, and the effects of foreign currency translation of approximately $24.0 million, partly offset by a 2.5% decrease in pricing worldwide.

     Revenues from industrial and construction equipment rental operations of $243.5 million in the second quarter of 2004 increased by $22.8 million, or 10.3%, from $220.7 million in the second quarter of 2003. The increase was due to improved pricing in the U.S., higher worldwide rental volume, and the effects of foreign currency translation of approximately $3.1 million.

     Revenues from all other sources of $17.1 million in the second quarter of 2004 increased by $1.7 million, or 10.9%, from $15.4 million in the second quarter of 2003, primarily due to the increase in car rental licensee revenue and foreign currency translation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Expenses

     Total expenses of $1,301.0 million in 2004 increased by 7.5% from $1,210.2 million in 2003, and total expenses as a percentage of revenues decreased to 89.9% in the second quarter of 2004 compared with 95.3% in 2003.

     Direct operating expenses of $709.9 million in 2004 increased by 13.5% from $625.5 million in 2003. The increase was primarily the result of the effects of foreign currency translation, and increases in wages and benefits, concession fees, commissions, facility expenses and vehicle damage costs in car rental operations. This increase was reduced by $7.0 million received in 2004 regarding claims made by the Company on its insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001, offset by a gain of $8.0 million in 2003 from the condemnation of a car rental and support facility in Florida.

     Depreciation of revenue earning equipment for the car rental operations of $300.5 million in 2004 decreased by 3.6% from $311.6 million in 2003. The decrease was primarily due to the decrease in the U.S. average cost per vehicle and higher net proceeds received in excess of book value on the disposal of used vehicles worldwide, partly offset by the effects of foreign currency translation and an increase in the average number of vehicles operated worldwide. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $53.3 million in 2004 decreased by 13.2% from $61.4 million in 2003 due to a decrease in the size of the equipment rental fleet and higher net proceeds received in excess of book value on the disposal of used equipment in the U.S.

     Selling, general and administrative expenses of $142.6 million in 2004 increased by 16.7% from $122.2 million in 2003. The increase was primarily due to the effects of foreign currency translation and increases in administrative and advertising expenses.

     Interest expense, net of interest income, of $94.7 million in 2004 increased by 6.0% from $89.4 million in 2003, primarily due to an increase in the weighted-average debt outstanding, foreign currency translation and lower interest income, partly offset by a decrease in the weighted average interest rate.

     The provision for taxes on income of $51.3 million in 2004 increased by 155.8% from $20.0 million in 2003, primarily due to an increase in pre-tax income in 2004 and an increase in the effective tax rate. The effective tax rate in the second quarter of 2004 was 34.9% as compared to 33.6% in 2003. The increase in the effective tax rate is due primarily to the projected mix of pretax operating results among countries with different tax rates. The final effective tax rate for 2003 was 33.2%. See Note 5 to the Notes to the Company’s condensed consolidated financial statements.

Net Income

     The Company had net income of $95.5 million in 2004, representing an increase of 141.1% from $39.6 million in 2003. The increase in the net income was primarily due to higher rental volume in the Company’s worldwide car rental business, lower fleet costs and improved cost performance, partly offset by lower pricing in the Company’s worldwide car rental business, as well as the net effect of other contributing factors noted above.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six Months ended June 30, 2004 Compared with Six Months ended June 30, 2003

Summary

     The following table sets forth for the six months ended June 30, 2004 and 2003 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Six Months Ended
	June 30,
	2004	2003
Revenues:
Car rental	82.2%	81.5%
Industrial and construction equipment rental	16.6	17.2
Other	1.2	1.3

	100.0	100.0

Expenses:
Direct operating	51.3	51.6
Depreciation of revenue earning equipment	26.2	30.4
Selling, general and administrative	10.6	10.5
Interest, net of interest income	6.7	7.4

	94.8	99.9

Income before income taxes	5.2	0.1
Provision for taxes on income	1.8	0.0

Net income	3.4%	0.1%

Revenues

     Total revenues in the first half of 2004 of $2,725.7 million increased by 12.7% from $2,417.5 million in the first half of 2003. Revenues from car rental operations of $2,240.4 million in the first half of 2004 increased by $267.9 million, or 13.6%, from $1,972.5 million in the first half of 2003. The increase was primarily the result of higher worldwide transaction volume of 11.4%, and the effects of foreign currency translation of approximately $63.3 million, partly offset by a 2.0% decrease in pricing worldwide.

     Revenues from industrial and construction equipment rental operations of $453.4 million in the first half of 2004 increased by $38.6 million, or 9.3%, from $414.8 million in the first half of 2003. The increase was due to improved pricing in the U.S., higher worldwide rental volume, and the effects of foreign currency translation of approximately $9.9 million.

     Revenues from all other sources of $31.9 million in the first half of 2004 increased by $1.7 million, or 5.7%, from $30.2 million in the first half of 2003, primarily due to the increase in car rental licensee revenue and foreign currency translation.

Expenses

     Total expenses of $2,584.0 million in 2004 increased by 7.0% from $2,414.7 million in 2003, and total expenses as a percentage of revenues decreased to 94.8% in the first half of 2004 as compared to 99.9% in 2003.

     Direct operating expenses of $1,398.3 million in 2004 increased by 12.1% from $1,246.9 million in 2003. The increase was primarily the result of the effects of foreign currency translation, increases in wages and benefits, concession fees, commissions, facility expenses and vehicle damage costs in car rental operations. This increase was reduced by $7.0 million received in 2004 regarding claims made by the Company on its insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001, offset by a gain of $8.0 million in 2003 from the condemnation of a car rental and support facility in Florida.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Depreciation of revenue earning equipment for the car rental operations of $603.5 million in 2004 decreased by 1.2%, from $610.7 million in 2003. The decrease was primarily due to the decrease in the U.S. average cost per vehicle and higher net proceeds received in excess of book value on the disposal of used vehicles worldwide, partly offset by the effects of foreign currency translation and an increase in the average number of vehicles operated worldwide. Depreciation of revenue earning equipment for the industrial and construction equipment rental operations of $110.3 million in 2004 decreased by 12.0% from $125.4 million in 2003 due to a decrease in the size of the equipment rental fleet and higher net proceeds received in excess of book value on the disposal of used equipment in the U.S.

     Selling, general and administrative expenses of $289.2 million in 2004 increased by 14.1% from $253.4 million in 2003. The increase was primarily due to the effects of foreign currency translation and increases in administrative and advertising expenses.

     Interest expense, net of interest income, of $182.7 million in 2004 increased by 2.5% from $178.3 million in 2003, primarily due to an increase in the weighted-average debt outstanding and foreign currency translation, partly offset by a decrease in the weighted average interest rate.

     The provision for taxes on income of $49.5 million in 2004 increased by $48.6 million from $0.9 million in 2003, primarily due to an increase in pre-tax income in 2004 and an increase in the effective tax rate. The effective tax rate in 2004 was 35.0% as compared to 31.9% in 2003. The increase in the effective tax rate is due primarily to the projected mix of pretax operating results among countries with different tax rates. The final effective tax rate for 2003 was 33.2%. See Note 5 to the Notes to the Company’s condensed consolidated financial statements.

Net Income

     The Company had net income of $92.2 million in 2004, representing an increase of $90.3 million from $1.9 million in 2003. The increase in net income was primarily due to higher rental volume in the Company’s worldwide car rental business, lower fleet costs and improved cost performance, partly offset by lower pricing in the Company’s worldwide car rental business, as well as the net effect of other contributing factors noted above.

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

Liquidity and Capital Resources

     At June 30, 2004, the Company had cash and cash equivalents of $860.3 million, an increase of $250.3 million from December 31, 2003, which includes $12.4 million of restricted cash to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the ABS program. The Company made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $502.4 million as of June 30, 2004. The cash equivalents and short-term investments are being held until the funds are required for operating purposes or to reduce indebtedness.

     The Company’s domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company’s primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash used in operating activities during the first half of 2004 increased approximately $992.1 million from the first half of 2003 primarily due to an increase in expenditures for revenue earning vehicles. For the six months ended June 30, 2004, the Company’s expenditures for revenue earning equipment were $6.7 billion (partially offset by proceeds from the sale of such equipment of $3.8 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the six months ended June 30, 2004, the Company’s capital expenditures for property and non-revenue earning equipment were $144.0 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     To finance its domestic operations, the Company maintains active unsecured and asset backed commercial paper programs. The Company is also active in the domestic unsecured and asset backed medium-term and long-term debt markets.

     During the third quarter of 2002, the Company established an Asset Backed Securitization (“ABS”) program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. The ABS program provided for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are classified as debt on the Company’s consolidated balance sheet. The commercial paper notes have ratings of A-1 by Standard & Poors Rating Services, Prime-1 by Moody’s Investors Service, Inc. and F1 by Fitch Ratings. Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($814 million), which expires in September 2004, or a related letter of credit issued under a letter of credit facility ($215 million), which also expires in September 2004. The Company expects to renew these facilities prior to their expiration. All debt issued under the ABS program is collateralized by the assets of the special purpose entities, consisting of revenue earning vehicles used by the Company in its car rental business, restricted cash and investments, and certain receivables related to the revenue earning vehicles. As of June 30, 2004, $499.3 million of asset backed commercial paper and $600.0 million of asset backed medium-term notes were outstanding.

     On September 30, 2003, the Company issued $500 million of 4.7% Senior Promissory Notes (the “4.7% Notes”) due on October 2, 2006. On June 3, 2004, the Company issued $600 million of 6.35% Senior Promissory Notes (the “6.35% Notes”) due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, the Company entered into interest rate swap agreements relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and 6.35% Notes to floating rate obligations with effective interest rates at June 30, 2004 of 3.24% and 3.19%, respectively. See Note 7 to the Notes to the Company’s condensed consolidated financial statements.

     As the need arises, it is the Company’s intention to issue either unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured and asset backed medium-term and long-term debt outstanding as of June 30, 2004 was $6.1 billion with maturities ranging from 2004 to 2028.

     Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks and commercial paper programs established in Australia, Belgium, Canada, Ireland and the Netherlands. The Company guarantees only the borrowings under these commercial paper programs and certain credit facilities extended by local banks to the Company’s subsidiaries in Canada and Australia. All borrowings by international operations are either in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At June 30, 2004, the total debt for the foreign operations was $1,962 million, of which $1,955 million was short-term (original maturity of less than one year) and $7 million was long-term. At June 30, 2004, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Ireland, Canada, Belgium, the Netherlands and Australia were $602, $500, $65, $48 and $1, respectively.

     On July 2, 2004, the Company established a Euro Medium-Term Note Program under which the Company and/or Hertz Finance Centre plc (“HFC”), a wholly owned subsidiary of the Company, can issue up to Euro 650 million in Medium-Term Notes (“Notes”). On July 16, 2004, HFC issued Euro 200 million of Notes under this program. The Notes are fully guaranteed by the Company, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points.

     On August 5, 2004, the Company issued $500 million of Promissory Notes comprised of $250 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250 million of 6.90% fixed rate notes due on August 15, 2014.

     At June 30, 2004, the Company had committed credit facilities totaling $2.7 billion.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Currently $1.2 billion of the committed credit facilities are represented by a combination of multi-year and 364-day global committed credit facilities provided by 20 participating banks. In addition to direct borrowings by the Company, the multi-year and 364-day global facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2004 and currently total $999 million with expirations as follows (in millions of dollars): $46 on June 30, 2005, $35 on June 30, 2006, $108 on June 30, 2007, $102 on June 30, 2008 and $708 on June 30, 2009. The multi-year facilities that expire in 2009 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 17, 2004, the 364-day global committed credit facilities, which totaled $94 million were renegotiated and currently expire on June 16, 2005. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan. The other credit facilities total $124 million and expire at various times during 2004 and 2005.

     Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of its 364-day global committed credit facilities to the ABS program. In accordance with the agreement to transfer these commitments, the Company has waived any right to transfer these commitments back to the 364-day global committed credit facilities without the consent of the participating banks. As of June 30, 2004, $814 million is currently available. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the banks’ multi-year facility commitment by one half of the amount of their ABS letter of credit participation.

     In addition to these bank credit facilities, in February 1997, Ford extended to the Company a credit facility for $500 million that currently expires on June 30, 2006. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless timely notice is provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminates however, at any time Ford ceases to own, directly or indirectly, capital stock of the Company having more than 50% of the total voting power of all capital stock outstanding of the Company. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of 0.2% per annum is payable on the unused available credit.

     In April 2004, Moody’s Investors Service, Inc. (“Moody’s”) and, in May 2004, Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”), each affirmed the long and short-term debt ratings of, and their outlook for Ford, Ford Credit and the Company. Also in May 2004, Fitch, Inc. (“Fitch”) affirmed the long and short-term debt ratings of Ford, Ford Credit and the Company, and revised the outlook for all three entities from negative to stable. On July 19, 2004, Dominion Bond Rating Service Limited (“DBRS”) affirmed the Company’s long and short-term debt ratings and revised the trend from negative to stable, similar to Ford and Ford Credit. The current ratings for the Company are as follows:

Debt Ratings
	Long-Term	Short-Term	Outlook/Trend
Moody’s	Baa2	P-2	Negative
S&P	BBB-	A-3	Stable
Fitch	BBB+	F2	Stable
DBRS	BBB (high)	R-1 (low)	Stable

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Financial Information

     The interim financial information included in this quarterly report on Form 10-Q has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, reliance on their reports on such information should be restricted. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on the interim financial information because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

     The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles; and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

     The Company notes the following recent developments pertaining to legal proceedings described in the Company’s Form 10-K for the fiscal year ended December 31, 2003:

     In Bowdoin Square, L.L.C. v. Winn-Dixie Montgomery, Inc., Wal-Mart Stores East, Inc., The Hertz Corporation, et al., it now appears that trial of the claims against Wal-Mart and the Company will not occur until at least the second quarter of 2005.

     In Jennifer Myers, an individual and on behalf of all others similarly situated, v. The Hertz Corporation, the Company’s motion for summary judgment has now been filed.

     In Wide World Tours of Mission Valley, Inc. et al. v. The Hertz Corporation, the plaintiffs sought class certification of a class composed of all travel agencies in the United States. After a hearing in April of 2004, the judge certified a class of “California Only” travel agencies. It should be noted that this decision was procedural only and was not a decision on the merits of the case. The Company has since filed a motion for summary judgment, which is currently scheduled for a hearing in September 2004.

     In Stephen Moore, on behalf of himself and all other similarly situated, v. The Hertz Corporation, the plaintiff filed an amended class action complaint which alleges that, in addition to overcharging for the recovery of a tire and battery solid waste management fee and the recovery of registration fees for the issuance of Florida license plates, the Company deceptively collected an improper “federal excise tax” on frequent flyer mileage awards to class members. The Company has answered the amended complaint and discovery has now commenced.

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

     As a result of the new agreements, the Company anticipates that the advertising contributions payable by Ford in the year 2004 will be less than the advertising contributions the Company received from Ford in 2003. Under the terms of the new agreements, the Company will be able to enter into long-term vehicle advertising and car supply agreements with other automotive manufacturers in the United States and in other countries, and the Company intends to explore those opportunities. However, there can be no assurance that the Company will be able to obtain advertising contributions from other vehicle manufacturers that will mitigate the reduction in Ford’s advertising contributions.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2004 and 2003.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 9, 2004, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

The Company filed a Form 8-K dated June 3, 2004, reporting under Item 5 thereof, instruments defining the rights of security holders, in connection with the Registration Statement on Form S-3 (File No. 333-109955) filed by the Company with the Securities and Exchange Commission covering $600,000,000 principal amount of 6.35% Notes due June 15, 2010.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION
(Registrant)

Date: August 9, 2004	By:	/s/ Paul J. Siracusa

Paul J. Siracusa
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2004 and 2003.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 9, 2004, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.