Form 10-Q
period 2004-09-30
HERTZ CORP
filed 2004-11-08
CIK 47129

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of September 30, 2004: Common Stock, $0.01 par value - 100 shares.

Page 1 of 24 pages

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

ITEM l. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 4, 2004

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
Unaudited

	September 30,	December 31,
	2004	2003
ASSETS
Cash and equivalents (Notes 3 and 7)	$536,284	$609,986
Short-term investments (Note 3)	654,644	500,108
Receivables, less allowance for doubtful accounts of $30,943 and $35,758 (Note 7)	1,355,139	1,238,853
Due from affiliates	441,280	520,842
Inventories, at lower of cost or market	83,337	73,354
Prepaid expenses and other assets (Note 7)	161,142	135,922
Revenue earning equipment, at cost (Notes 6 and 7):
Cars	8,697,935	7,168,688
Less accumulated depreciation	(745,705)	(706,719)
Other equipment	2,430,132	2,214,901
Less accumulated depreciation	(868,441)	(883,623)

Total revenue earning equipment	9,513,921	7,793,247

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,275,804	1,221,423
Service equipment	1,189,736	1,114,875

	2,465,540	2,336,298
Less accumulated depreciation	(1,261,095)	(1,166,529)

Total property and equipment	1,204,445	1,169,769

Goodwill and other intangible assets (Note 4)	535,766	536,929

Total assets	$14,485,958	$12,579,010

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$846,481	$757,869
Accrued liabilities (Note 7)	892,304	736,366
Accrued taxes	158,695	111,432
Debt (Note 7)	8,879,087	7,627,930
Public liability and property damage	381,406	398,822
Deferred taxes on income	830,200	721,200
Minority interest (Note 1)	6,634	—
Stockholder’s equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	1,390,369	1,113,746
Accumulated other comprehensive income (Note 10)	117,650	128,513

Total stockholder’s equity	2,491,151	2,225,391

Total liabilities and stockholder’s equity	$14,485,958	$12,579,010

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended September 30,
	2004	2003
Revenues:
Car rental	$1,363,814	$1,225,400
Industrial and construction equipment rental	277,047	245,966
Other	20,239	18,178

Total revenues	1,661,100	1,489,544

Expenses:
Direct operating	778,384	690,701
Depreciation of revenue earning equipment (Note 6)	370,738	396,808
Selling, general and administrative	158,742	125,486
Interest, net of interest income of $6,741 and $4,279	102,372	88,966

Total expenses	1,410,236	1,301,961

Income before income taxes and minority interest	250,864	187,583
Provision for taxes on income (Note 5)	(64,968)	(60,888)
Minority interest (Note 1)	(1,456)	—

Net income	$184,440	$126,695

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Nine Months
	Ended September 30,
	2004	2003
Revenues:
Car rental	$3,604,214	$3,197,918
Industrial and construction equipment rental	730,470	660,763
Other	52,100	48,332

Total revenues	4,386,784	3,907,013

Expenses:
Direct operating	2,176,727	1,937,592
Depreciation of revenue earning equipment (Note 6)	1,084,480	1,132,871
Selling, general and administrative	447,915	378,903
Interest, net of interest income of $15,751 and $13,101	285,078	267,276

Total expenses	3,994,200	3,716,642

Income before income taxes and minority interest	392,584	190,371
Provision for taxes on income (Note 5)	(114,505)	(61,778)
Minority interest (Note 1)	(1,456)	—

Net income	$276,623	$128,593

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Nine Months
	Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$276,623	$128,593
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(1,262,128)	(56,500)

Net cash (used in) provided by operating activities	(985,505)	72,093

Cash flows from investing activities:
Purchases of short-term investments, net	(154,536)	(850,479)
Property and equipment expenditures	(218,668)	(162,314)
Proceeds from sales of property and equipment	51,984	45,769
Available-for-sale securities:
Purchases	(9,461)	(8,589)
Sales	9,220	7,889
Changes in investment in joint venture	2,000	2,600

Net cash used in investing activities	(319,461)	(965,124)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,958,691	507,821
Repayment of long-term debt	(909,913)	(708,788)
Short-term borrowings:
Proceeds	1,212,299	839,496
Repayments	(593,568)	(356,488)
Ninety day term or less, net	(428,187)	667,257

Net cash provided by financing activities	1,239,322	949,298

Effect of foreign exchange rate changes on cash	(8,058)	22,883

Net (decrease) increase in cash and equivalents during the period	(73,702)	79,150
Cash and equivalents at beginning of year	609,986	601,263

Cash and equivalents at end of period	$536,284	$680,413

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$272,069	$268,451
Income taxes	(3,952)	22,715

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

     On July 1, 2004, the Company increased its joint venture ownership interest in Navigation Solutions LLC (“Navigation Solutions”) from 40% to 65%. This change resulted from an equity distribution by the joint venture to the Company’s joint venture partner, effectively reducing their ownership interest to 35%. Based upon this ownership change, the Company began consolidating 100% of Navigation Solution’s balance sheet and results of operations into its financial statements and deducting the minority interest share relating to the 35% shareholder. For those periods prior to July 1, 2004, the results of operations and investment in this joint venture had been reported using the equity method of accounting.

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

Note 2 - Recently Adopted Pronouncements

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

     In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132, as revised, improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revised employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132, as revised, does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” SFAS No. 132, as revised, retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS No. 132, as revised, is effective for annual and interim periods with fiscal years ending after December 15, 2003. See Note 8 – Employee Retirement Benefits.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 3 - Cash and Equivalents and Short-term Investments

     Cash and equivalents includes marketable securities and other investments that are readily convertible into cash and have original maturities of three months or less. At September 30, 2004 and December 31, 2003, the Company’s short-term investments of $655 million and $500 million, respectively, consisted of investments with a related party investment fund that pools and invests excess cash balances of Ford and certain Ford subsidiaries to maximize returns.

Note 4 - Goodwill and Other Intangible Assets

     The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. The Company conducted the required annual goodwill impairment test in the second quarter of 2004, and determined that there was no impairment. Other intangible assets are amortized over their useful lives.

     The following summarizes the changes in the Company’s goodwill, by segment, and other intangible assets (in thousands of dollars):

	December 31, 2003	Change(1)	September 30, 2004
Goodwill
Car rental	$364,160	$(387)	$363,773
Industrial and construction equipment rental	170,966	(535)	170,431

Total Goodwill	535,126	(922)	534,204
Other intangible assets	1,803	(241)	1,562

Total	$536,929	$(1,163)	$535,766

(1)	Consists of changes resulting primarily from the translation of foreign currencies at different exchange rates on December 31, 2003 and September 30, 2004 and amortization of certain intangible assets.

Note 5 - Income Taxes

     The provision for taxes on income is based upon the expected effective tax rate applicable to the full year. The effective tax rate for the nine months ended September 30, 2004 of 29.2% is lower than the U.S. federal statutory rate of 35% primarily due to favorable foreign income tax adjustments of $23.3 million recorded in the third quarter of 2004.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 6 -  Depreciation of Revenue Earning Equipment

     Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended
	September 30,
	2004	2003
Depreciation of revenue earning equipment	$390,051	$400,221
Adjustment of depreciation upon disposal of the equipment	(22,016)	(7,659)
Rents paid for vehicles leased	2,703	4,246

Total	$370,738	$396,808

	Nine Months Ended
	September 30,
	2004	2003
Depreciation of revenue earning equipment	$1,122,248	$1,126,025
Adjustment of depreciation upon disposal of the equipment	(47,440)	(7,464)
Rents paid for vehicles leased	9,672	14,310

Total	$1,084,480	$1,132,871

     The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2004 and 2003 included net gains of $6.7 million and $2.1 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and a net gain of $15.3 million and $5.6 million, respectively, in the Company’s car rental operations.

     The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2004 and 2003 included net gains of $19.6 million and $8.3 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and a net gain of $27.8 million and a net loss of $0.8 million, respectively, in the Company’s car rental operations.

     During the nine months ended September 30, 2004, the Company purchased Ford vehicles at a cost of approximately $3.5 billion, and sold Ford vehicles to Ford or its affiliates under various repurchase programs for approximately $2.5 billion.

     The Company and Ford have signed an amended Vehicle Supply Agreement and an amended Joint Advertising Agreement, effective September 1, 2004 for a period of three years covering the 2005 through 2007 vehicle model years, which amend the existing agreements that expire August 31, 2007.

     The terms of the amended Vehicle Supply Agreement only apply to the Company’s fleet requirements in the United States and to “Ford,” “Lincoln” or “Mercury” brand vehicles (herein referred to as “Ford Vehicles”). The original Vehicle Supply Agreement was global in scope. As a result of the changes that were made, on a per model year basis, the Company may purchase fewer vehicles than it has under the original Vehicle Supply Agreement.

     The terms of the amended Joint Advertising Agreement provide that the payments by Ford for the Company’s advertising costs shall only apply to advertising in the United States, and further provide for the Company’s advertising to meet certain conditions, including the condition that the advertising only indicate that the Company features Ford Vehicles in a manner and with a prominence that is reasonably satisfactory to Ford.

     Based on the changes that were made, the Company anticipates that the advertising contributions payable by Ford during the 2005 vehicle model year will be less than the advertising contributions the Company received from Ford for the 2004 vehicle model year.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

     Under the terms of the amended agreements, the Company will be able to enter into vehicle supply and advertising agreements with other automobile manufacturers in the United States and in other countries, and the Company intends to explore those opportunities. However, there can be no assurance that the Company will be able to obtain advertising contributions from other vehicle manufacturers that will mitigate the reduction in Ford’s advertising contributions.

Note 7 - Debt

     Debt at September 30, 2004 and December 31, 2003 consisted of the following (in thousands of dollars):

	September 30,	December 31,
	2004	2003
Notes payable, including commercial paper, average interest rate: 2004, 1.9%; 2003, 1.3%	$955,993	$1,187,142
Promissory notes, average interest rate: 2004, 5.9%; 2003, 6.2% (effective average interest rate: 2004, 6.0%; 2003, 6.2%); net of unamortized discount: 2004, $11,530; 2003, $11,676; due 2005 to 2028	5,708,397	4,895,180
Subsidiaries’ debt, in dollars and foreign currencies, including commercial paper: in millions (2004, $1,203.0; 2003, $1,034.9); and other borrowings; average interest rate: 2004, 2.8%; 2003, 3.0%	2,214,697	1,545,608

Total	$8,879,087	$7,627,930

     The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30, are as follows (in millions): 2005, $3,419.6 (including $2,909.3 of commercial paper and short-term borrowings); 2006, $351.0; 2007, $1,514.5; 2008, $616.1; 2009, $469.3; after 2009, $2,508.6.

     On September 30, 2003, the Company issued $500 million of 4.7% Senior Promissory Notes (the “4.7% Notes”) due on October 2, 2006. On June 3, 2004, the Company issued $600 million of 6.35% Senior Promissory Notes (the “6.35% Notes”) due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, the Company entered into interest rate swap agreements relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and the 6.35% Notes to floating rate obligations with effective interest rates at September 30, 2004 of 3.74% and 3.71%, respectively. The swaps are designated as fair value hedges with no ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The carrying amounts of the interest rate swaps must be adjusted to their fair value for changes in market interest rates, with an offsetting adjustment to the fixed rate debt. As of September 30, 2004, the fair value adjustments relating to the interest rate swaps on the 4.7% Notes and the 6.35% Notes were $3.9 million and $17.0 million, respectively. The fair value adjustment relating to the interest rate swap on the 4.7% Notes was reflected in the consolidated balance sheet in Accrued liabilities with an offsetting decrease in Debt. The adjustment related to the interest rate swap on the 6.35% Notes was reflected in Prepaid expenses and other assets with a corresponding increase in Debt.

     At September 30, 2004, approximately $1,108 million of the Company’s consolidated stockholder’s equity was free of dividend limitations pursuant to its existing debt agreements.

     During 2002, the Company established an Asset Backed Securitization (“ABS”) program to reduce its borrowing costs and enhance financing resources for its domestic car rental fleet. The ABS program provided for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are included in Debt in the consolidated balance sheet. All debt issued under the ABS program is collateralized by the assets of the special purpose entities consisting of revenue earning vehicles used by the Company in its daily rental business, restricted cash and certain receivables related to revenue earning vehicles.

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

     At September 30, 2004, $460.9 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of September 30, 2004 was 1.7%. The collateralized commercial paper has a maximum term of 58 days when issued. At September 30, 2004, $600 million of asset backed Medium-Term Notes was outstanding. The average interest rate as of September 30, 2004 was 2.6%. At September 30, 2004, the outstanding commercial paper and Medium-Term Notes were collateralized by $1,037.2 million net book value of revenue earning vehicles, $38.3 million of receivables and $3.0 million of restricted cash. The restricted cash is to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the ABS program. Restricted cash is included in Cash and equivalents in the consolidated balance sheet.

     On July 2, 2004, the Company established a Euro Medium-Term Note Program under which the Company and/or Hertz Finance Centre plc (“HFC”), a wholly owned subsidiary of the Company, can issue up to Euro 650 million in Medium-Term Notes (“Notes”). On July 16, 2004, HFC issued Euro 200 million of Notes under this program. The Notes are fully guaranteed by the Company, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As of September 30, 2004, the interest rate on the Notes was 3.22%.

     On August 5, 2004, the Company issued $500 million of Promissory Notes comprised of $250 million of floating rate notes which have an interest rate based on the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250 million of 6.90% fixed rate notes due on August 15, 2014. As of September 30, 2004, the interest rate on the $250 million floating rate notes was 2.90%.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 8 - Employee Retirement Benefits

     The following table sets forth net periodic pension and postretirement health care and life insurance expense (in millions of dollars):

	Three Months Ended September 30,
					Health Care & Life
	Pension Benefits				Insurance (U.S.)
	2004		2003		2004	2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service cost	$6.6	$1.1	$4.0	$0.8	$0.1	$0.1
Interest cost	5.3	1.2	3.7	1.0	0.3	0.2
Expected return on plan assets	(5.5)	(0.9)	(3.8)	(0.6)	—	—
Amortization:
Transition	—	—	—	0.1	—	—
Amendments	0.3	—	0.2	—	—	—
Losses and other	1.0	0.5	0.6	0.3	0.1	—

Net pension/post retirement expense	$7.7	$1.9	$4.7	$1.6	$0.5	$0.3

	Nine Months Ended September 30,
					Health Care & Life
	Pension Benefits				Insurance (U.S.)
	2004		2003		2004	2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service cost	$16.1	$3.9	$16.9	$3.0	$0.3	$0.3
Interest cost	13.5	4.1	15.3	3.7	0.7	0.6
Expected return on plan assets	(13.7)	(3.3)	(15.6)	(2.5)	—	—
Amortization:
Transition	—	—	—	0.6	—	—
Amendments	0.5	—	0.5	—	—	—
Losses and other	1.4	1.2	2.1	1.1	0.2	0.1

Net pension/post retirement expense	$17.8	$5.9	$19.2	$5.9	$1.2	$1.0

     The Company’s policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. For the nine months ended September 30, 2004, the Company contributed to its worldwide pension plans $4.3 million, including benefit payments made through unfunded plans. On October 4, 2004, the Company made a $48.0 million discretionary contribution to the U.S. Retirement Plan.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 9 - Segment Information

     The Company’s business principally consists of two significant segments: rental of cars and light trucks (“car rental”); and rental of industrial, construction and material handling equipment (“industrial and construction equipment rental”). The contributions of these segments, as well as “corporate and other,” to revenues and income (loss) before income taxes and minority interest for the three and nine months ended September 30, 2004 and 2003 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, and certain interest expense, as well as other business activities such as claim management services.

	Three Months Ended September 30,
			Income (Loss) Before Income
	Revenues		Taxes and Minority Interest
	2004	2003	2004	2003
Car rental	$1,382.6	$1,241.5	$207.4	$175.0
Industrial and construction equipment rental	277.1	246.0	48.4	15.8
Corporate and other	1.4	2.0	(4.9)	(3.2)

Consolidated total	$1,661.1	$1,489.5	$250.9	$187.6

	Nine Months Ended September 30,
			Income (Loss) Before Income
	Revenues		Taxes and Minority Interest
	2004	2003	2004		2003
Car rental	$3,651.6	$3,240.3	$354.7	(a)	$225.2	(b)(c)
Industrial and construction equipment rental	730.7	661.0	54.4		(20.6)
Corporate and other	4.5	5.7	(16.5)		(14.2)

Consolidated total	$4,386.8	$3,907.0	$392.6		$190.4

(a)	Includes $7.0 million received from business interruption claims made by the Company relating to the terrorist attacks of September 11, 2001.

(b)	Includes a gain of $8.0 million from the condemnation of a car rental and support facility in Florida.

(c)	Includes a one-time refund of $7.8 million which resulted from a special transitional credit for rental car companies instituted by the Australian Taxation Office for Goods and Services Tax.

     The increase in total assets from December 31, 2003 to September 30, 2004 in the consolidated balance sheet was primarily due to an increase in revenue earning vehicles in the car rental segment.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 10 - Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) at September 30, 2004 and December 31, 2003 includes an accumulated translation gain (in thousands of dollars) of $128,826 and $139,598, respectively. Comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands of dollars):

	Three Months
	Ended September 30,
	2004	2003
Net income	$184,440	$126,695

Other comprehensive income, net of tax:
Foreign currency translation adjustments	21,113	12,750
Unrealized gain (loss) on available-for-sale securities	227	(306)

Total other comprehensive income	21,340	12,444

Comprehensive income	$205,780	$139,139

	Nine Months
	Ended September 30,
	2004	2003
Net income	$276,623	$128,593

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10,772)	75,311
Unrealized loss on available-for-sale securities	(91)	(481)

Total other comprehensive (loss) income	(10,863)	74,830

Comprehensive income	$265,760	$203,423

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements appearing below, including, without limitation, those concerning the Company’s outlook and the Company’s liquidity and capital expenditures, contain forward-looking statements concerning the Company’s operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, economic downturn; competition; the Company’s dependence on air travel; terrorist attacks, acts of war, epidemic diseases, or measures taken by governments in response thereto that negatively affect the travel industry; limitations upon the Company’s liquidity and capital raising ability; increases in the cost of cars and limitations on the supply of competitively priced cars; seasonality in the Company’s businesses; and Ford’s continued control of the Company.

Three Months ended September 30, 2004 Compared with Three Months ended September 30, 2003

Summary

     The following table sets forth for the three months ended September 30, 2004 and 2003 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Three Months Ended
	September 30,
	2004	2003
Revenues:
Car rental	82.1%	82.3%
Industrial and construction equipment rental	16.7	16.5
Other	1.2	1.2

	100.0	100.0

Expenses:
Direct operating	46.8	46.4
Depreciation of revenue earning equipment	22.3	26.6
Selling, general and administrative	9.6	8.4
Interest, net of interest income	6.2	6.0

	84.9	87.4

Income before income taxes and minority interest	15.1	12.6
Provision for taxes on income	(3.9)	(4.1)
Minority interest	(0.1)	—

Net income	11.1%	8.5%

Revenues

     Total revenues in the third quarter of 2004 of $1,661.1 million increased by 11.5% from $1,489.5 million in the third quarter of 2003. Revenues from car rental operations of $1,363.8 million in the third quarter of 2004 increased by $138.4 million, or 11.3%, from $1,225.4 million in the third quarter of 2003. The increase was primarily the result of higher worldwide transaction volume of 9.4%, and the effects of foreign currency translation of approximately $31.3 million, partly offset by a 2.2% decrease in pricing worldwide.

     Revenues from industrial and construction equipment rental operations of $277.0 million in the third quarter of 2004 increased by $31.1 million, or 12.6%, from $246.0 million in the third quarter of 2003. The increase was due to improved pricing in the U.S., higher worldwide rental volume, and the effects of foreign currency translation of approximately $3.7 million.

     Revenues from all other sources of $20.2 million in the third quarter of 2004 increased by $2.0 million, or 11.3%, from $18.2 million in the third quarter of 2003, primarily due to the increase in car rental licensee revenue and foreign currency translation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Expenses

     Total expenses of $1,410.2 million in 2004 increased by 8.3% from $1,302.0 million in 2003, and total expenses as a percentage of revenues decreased to 84.9% in the third quarter of 2004 compared with 87.4% in 2003.

     Direct operating expenses of $778.4 million in 2004 increased by 12.7% from $690.7 million in 2003. The increase was primarily the result of the effects of foreign currency translation, increases in wages and benefits, concession fees, commissions, facility expenses, vehicle damage and gasoline costs in car rental operations. The increase was partly offset by favorable credit and collection and self-insurance claims experience.

     Depreciation of revenue earning equipment for car rental operations of $311.7 million in 2004 decreased by 6.6% from $333.8 million in 2003. The decrease was primarily due to the decrease in the U.S. average cost per vehicle and higher net proceeds received in excess of book value on the disposal of used vehicles worldwide, partly offset by the effects of foreign currency translation and an increase in the average number of vehicles operated worldwide. Depreciation of revenue earning equipment for industrial and construction equipment rental operations of $59.0 million in 2004 decreased by 6.4% from $63.0 million in 2003 due to higher net proceeds received in excess of book value on the disposal of used equipment in the U.S.

     Selling, general and administrative expenses of $158.7 million in 2004 increased by 26.5% from $125.5 million in 2003. The increase was primarily due to the effects of foreign currency translation and increases in advertising and administrative expenses.

     Interest expense, net of interest income, of $102.4 million in 2004 increased by 15.1% from $89.0 million in 2003, primarily due to an increase in the weighted average debt outstanding and foreign currency translation, partly offset by a decrease in the weighted average interest rate.

     The provision for taxes on income of $65.0 million in 2004 increased by 6.7% from $60.9 million in 2003, primarily due to an increase in pre-tax income in 2004, partly offset by favorable foreign tax adjustments of $23.3 million recorded in the third quarter of 2004 causing a decrease in the effective tax rate. The effective tax rate in the third quarter of 2004 was 25.9% as compared to 32.5% in 2003. See Note 5 to the Notes to the Company’s condensed consolidated financial statements.

     Minority interest of $1.5 million in 2004 represents the minority interest share (35%) of Navigation Solutions LLC’s (“Navigation Solutions”) net income for the period July 1, 2004 through September 30, 2004. See Note 1 to the Notes to the Company’s condensed consolidated financial statements.

Net Income

     The Company had net income of $184.4 million in 2004, representing an increase of 45.6% from $126.7 million in 2003. The increase in the net income was primarily due to higher rental volume in the Company’s worldwide car rental business, lower fleet costs and improved results in North America industrial and construction equipment rental operations, partly offset by lower pricing in the Company’s worldwide car rental business, as well as the net effect of other contributing factors noted above.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine Months ended September 30, 2004 Compared with Nine Months ended September 30, 2003

Summary

     The following table sets forth for the nine months ended September 30, 2004 and 2003 the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Nine Months Ended
	September 30,
	2004	2003
Revenues:
Car rental	82.1%	81.9%
Industrial and construction equipment rental	16.7	16.9
Other	1.2	1.2

	100.0	100.0

Expenses:
Direct operating	49.7	49.6
Depreciation of revenue earning equipment	24.7	29.0
Selling, general and administrative	10.2	9.7
Interest, net of interest income	6.5	6.8

	91.1	95.1

Income before income taxes and minority interest	8.9	4.9
Provision for taxes on income	(2.6)	(1.6)
Minority interest	—	—

Net income	6.3%	3.3%

Revenues

     Total revenues in the first nine months of 2004 of $4,386.8 million increased by 12.3% from $3,907.0 million in the first nine months of 2003. Revenues from car rental operations of $3,604.2 million in the first nine months of 2004 increased by $406.3 million, or 12.7%, from $3,197.9 million in the first nine months of 2003. The increase was primarily the result of higher worldwide transaction volume of 10.7%, and the effects of foreign currency translation of approximately $94.6 million, partly offset by a 2.1% decrease in pricing worldwide.

     Revenues from industrial and construction equipment rental operations of $730.5 million in the first nine months of 2004 increased by $69.7 million, or 10.5%, from $660.8 million in the first nine months of 2003. The increase was due to improved pricing in the U.S., higher worldwide rental volume, and the effects of foreign currency translation of approximately $13.6 million.

     Revenues from all other sources of $52.1 million in the first nine months of 2004 increased by $3.8 million, or 7.8%, from $48.3 million in the first nine months of 2003, primarily due to the increase in car rental licensee revenue and foreign currency translation.

Expenses

     Total expenses of $3,994.2 million in 2004 increased by 7.5% from $3,716.6 million in 2003, and total expenses as a percentage of revenues decreased to 91.1% in the first nine months of 2004 as compared to 95.1% in 2003.

     Direct operating expenses of $2,176.7 million in 2004 increased by 12.3% from $1,937.6 million in 2003. The increase was primarily the result of the effects of foreign currency translation, increases in wages and benefits, concession fees, commissions, facility expenses and vehicle damage costs in car rental operations. The increase was partly offset by favorable credit and collection and self-insurance claims experience. Current period expenses were further reduced by $7.0 million received in 2004 regarding claims made by the Company on its insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001, offset by a gain of $8.0 million in 2003 from the condemnation of a car rental and support facility in Florida.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Depreciation of revenue earning equipment for car rental operations of $915.2 million in 2004 decreased by 3.1%, from $944.5 million in 2003. The decrease was primarily due to the decrease in the U.S. average cost per vehicle and higher net proceeds received in excess of book value on the disposal of used vehicles worldwide, partly offset by the effects of foreign currency translation, an increase in the average number of vehicles operated worldwide and a one-time refund of $7.8 million in 2003 which resulted from a special transitional credit for rental car companies instituted by the Australian Taxation Office for Goods and Services Tax. Depreciation of revenue earning equipment for industrial and construction equipment rental operations of $169.3 million in 2004 decreased by 10.1% from $188.4 million in 2003 due to a decrease in the size of the equipment rental fleet and higher net proceeds received in excess of book value on the disposal of used equipment in the U.S.

     Selling, general and administrative expenses of $447.9 million in 2004 increased by 18.2% from $378.9 million in 2003. The increase was primarily due to the effects of foreign currency translation and increases in advertising and administrative expenses.

     Interest expense, net of interest income, of $285.1 million in 2004 increased by 6.7% from $267.3 million in 2003, primarily due to an increase in the weighted average debt outstanding and foreign currency translation, partly offset by a decrease in the weighted average interest rate.

     The provision for taxes on income of $114.5 million in 2004 increased by $52.7 million from $61.8 million in 2003, primarily due to an increase in pre-tax income in 2004, partly offset by favorable foreign tax adjustments of $23.3 million recorded in the third quarter of 2004 causing a decrease in the effective tax rate. The effective tax rate in 2004 was 29.2% as compared to 32.5% in 2003. The final effective tax rate for 2003 was 33.2%. See Note 5 to the Notes to the Company’s condensed consolidated financial statements.

     Minority interest of $1.5 million in 2004 represents the minority interest share (35%) of Navigation Solutions’ net income for the period July 1, 2004 through September 30, 2004. See Note 1 to the Notes to the Company’s condensed consolidated financial statements.

Net Income

     The Company had net income of $276.6 million in 2004, representing an increase of $148.0 million from $128.6 million in 2003. The increase in net income was primarily due to higher rental volume in the Company’s worldwide car rental business, lower fleet costs and improved results in North America industrial and construction equipment rental operations, partly offset by lower pricing in the Company’s worldwide car rental business, as well as the net effect of other contributing factors noted above.

Outlook

     The Company expects continued strong demand in both the car and industrial and construction equipment rental businesses during the remainder of 2004. Full year 2004 income before income taxes and minority interest is anticipated to improve significantly over 2003 levels.

Liquidity and Capital Resources

     At September 30, 2004, the Company had cash and cash equivalents of $536.3 million, a decrease of $73.7 million from December 31, 2003, which includes $3.0 million of restricted cash to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the ABS program. In addition, the Company has made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $654.6 million as of September 30, 2004. The cash equivalents and short-term investments are being held until the funds are required for operating purposes or to reduce indebtedness.

     The Company’s domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. The Company’s primary use of funds is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash used in operating activities during the first nine months of 2004 increased approximately $1,057.6 million from the first nine months of 2003

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

primarily due to an increase in expenditures for revenue earning vehicles. For the nine months ended September 30, 2004, the Company’s expenditures for revenue earning equipment were $8.9 billion (partially offset by proceeds from the sale of such equipment of $6.1 billion). These assets are purchased by the Company in accordance with the terms of programs negotiated with automobile and equipment manufacturers. For the nine months ended September 30, 2004, the Company’s capital expenditures for property and non-revenue earning equipment were $218.7 million.

     To finance its domestic operations, the Company maintains active unsecured and asset backed commercial paper programs. The Company is also active in the domestic unsecured and asset backed medium-term and long-term debt markets.

     During the third quarter of 2002, the Company established an Asset Backed Securitization (“ABS”) program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. The ABS program provided for the initial issuance of up to $1 billion of asset backed commercial paper and subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose entities and are classified as debt on the Company’s consolidated balance sheet. The commercial paper notes have ratings of A-1 by Standard & Poors Rating Services, Prime-1 by Moody’s Investors Service, Inc. and F1 by Fitch Ratings. Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($814 million), which expires in June 2005, or a related letter of credit issued under a letter of credit facility ($215 million), which expires in July 2007. The Company expects to renew these facilities prior to their expiration. All debt issued under the ABS program is collateralized by the assets of the special purpose entities, consisting of revenue earning vehicles used by the Company in its car rental business, restricted cash and investments, and certain receivables related to the revenue earning vehicles. As of September 30, 2004, $460.9 million of asset backed commercial paper and $600.0 million of asset backed medium-term notes were outstanding.

     On September 30, 2003, the Company issued $500 million of 4.7% Senior Promissory Notes (the “4.7% Notes”) due on October 2, 2006. On June 3, 2004, the Company issued $600 million of 6.35% Senior Promissory Notes (the “6.35% Notes”) due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, the Company entered into interest rate swap agreements relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and 6.35% Notes to floating rate obligations with effective interest rates at September 30, 2004 of 3.74% and 3.71%, respectively. See Note 7 to the Notes to the Company’s condensed consolidated financial statements.

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

     On August 5, 2004, the Company issued $500 million of Promissory Notes comprised of $250 million of floating rate notes which have an interest rate based on the three-month LIBOR rate plus 120 basis points, which are due on August 5, 2008, and $250 million of 6.90% fixed rate notes, which are due on August 15, 2014.

     As the need arises, it is the Company’s intention to issue either unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured and asset backed medium-term and long-term debt outstanding as of September 30, 2004 was $6.0 billion with maturities ranging from 2005 to 2028.

     Borrowing for the Company’s international operations consists mainly of loans obtained from local and international banks, commercial paper programs established in Australia, Belgium, Canada, Ireland and the Netherlands and Euro Medium-Term Notes issued by HFC. The Company guarantees only the borrowings under these commercial paper programs, the Euro Medium-Term Notes and certain credit facilities extended by local banks to the Company’s subsidiaries in Canada and Australia. All borrowings by international operations are either in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At September 30, 2004, the total debt for the foreign operations was $2,213 million, of which $1,958 million was short-term (original maturity of less than one year)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and $255 million was long-term. At September 30, 2004, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Ireland, Canada, Belgium and the Netherlands were $626, $497, $30 and $50, respectively.

     At September 30, 2004, the Company had committed credit facilities totaling $2.8 billion.

     Currently $1.1 billion of the committed credit facilities are represented by a combination of multi-year and 364-day global committed credit facilities provided by 19 participating banks. In addition to direct borrowings by the Company, the multi-year and 364-day global facilities allow any subsidiary of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2004 and currently total $999 million with expirations as follows (in millions of dollars): $46 on June 30, 2005, $35 on June 30, 2006, $108 on June 30, 2007, $102 on June 30, 2008 and $708 on June 30, 2009. The multi-year facilities that expire in 2009 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 17, 2004, the 364-day global committed credit facilities, which totaled $94 million, were renegotiated and currently expire on June 16, 2005. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan. In addition, the Company has other international credit facilities totaling $140 million which expire at various times during 2004 and 2005.

     Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of its 364-day global committed credit facilities to the ABS program. In accordance with the agreement to transfer these commitments, the Company has waived any right to transfer these commitments back to the 364-day global committed credit facilities without the consent of the participating banks. As of September 30, 2004, $814 million is currently available under these facilities. These facilities expire on June 30, 2005. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities. In exchange for this credit support, the Company agreed to reduce the banks’ multi-year facility commitment by one half of the amount of their ABS letter of credit participation. These credit facilities expire on July 5, 2007.

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

     In May 2004, Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”), affirmed the long and short-term debt ratings of, and their outlook for Ford, Ford Credit and the Company. In July 2004, Dominion Bond Rating Service Limited (“DBRS”) affirmed the Company’s long and short-term debt ratings and revised the trend from negative to stable, similar to Ford and Ford Credit. In October 2004, Moody’s Investors Service, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”) each affirmed the long and short-term debt ratings of, and their outlook for Ford, Ford Credit and the Company. The current ratings for the Company are as follows:

Debt Ratings
	Long-Term	Short-Term	Outlook/Trend
Moody’s	Baa2	P-2	Negative
S&P	BBB-	A-3	Stable
Fitch	BBB+	F2	Stable
DBRS	BBB (high)	R-1 (low)	Stable

     By virtue of its 100% ownership interest in the Company, Ford has the right to make any changes that it deems appropriate in the Company’s assets, corporate structure, capitalization, operations, properties and policies (including dividend policies). The Company anticipates paying Ford quarterly dividends commencing in 2005.

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

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

     The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles; and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

     The Company notes the following recent developments pertaining to legal proceedings described in the Company’s Form 10-K for the fiscal year ended December 31, 2003 or the Company’s Form 10-Q for the quarter ended March 31, 2004:

     In Wide World Tours of Mission Valley, Inc. et al. v. The Hertz Corporation, the Company’s motion for summary judgment was denied by the court in September 2004. The case remains scheduled for a trial commencing on January 28, 2005.

     In Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation, after the court ruled on the Company’s preliminary motion, the plaintiff filed a second amended complaint which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a fuel and service charge by the Company or by its Corpus Christi licensee. A new cause of action was also added for “conversion.”

ITEM 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

10(a)	Ford/Hertz Framework Supply Agreement dated February 20, 1997, as amended effective September 1, 2004.*

10(b)	Amended and Restated Advertising Agreement dated February 20, 1997, as amended effective September 1, 2004.*

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2004 and 2003.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 8, 2004, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*The Company has applied for confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.

          (b) Reports on Form 8-K:

The Company filed a Form 8-K dated September 15, 2004, reporting under Item 1.01 thereof, the signing of an Amended and Restated Advertising Agreement and an Amended Framework Supply Agreement with Ford Motor Company, effective September 1, 2004 for a period of three years covering the 2005 through 2007 vehicle model years.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION (Registrant)
Date: November 8, 2004	By:	/s/ Paul J. Siracusa
Paul J. Siracusa
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

10(a)	Ford/Hertz Framework Supply Agreement dated February 20, 1997, as amended effective September 1, 2004.*

10(b)	Amended and Restated Advertising Agreement dated February 20, 1997, as amended effective September 1, 2004.*

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2004 and 2003.

15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 8, 2004, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*The Company has applied for confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.