Form 10-K
period 2004-12-31
HERTZ CORP
filed 2005-03-21
CIK 47129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7541

THE HERTZ CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-1938568
(State of Incorporation)	(I.R.S. Employer Identification No.)

225 Brae Boulevard,
Park Ridge, New Jersey	07656-0713
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 201-307-2000

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format as permitted.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant: None (As of March 21, 2005, all of the common stock of the Registrant is owned by its affiliate, Ford Holdings LLC).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 21, 2005: Common Stock, $0.01 par value per share – 100 shares.

Documents Incorporated By Reference

None

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

Explanatory Note

The Hertz Corporation (together with its subsidiaries, referred to herein as “Hertz” or the “Company”) is restating its consolidated statements of operations for the years ended December 31, 2003 and 2002, and for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and the four quarters of 2003 (the “Restatement”). The Restatement also affects periods prior to 2002. The Restatement is reported in this Annual Report on Form 10-K for the year ended December 31, 2004 (the “Report”) and will be reported in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005.

The Restatement corrects certain of the Company’s historical accounting policies in order to conform with generally accepted accounting principles (“GAAP”). Under those historical policies, the Company netted certain amounts charged to its car rental and industrial and construction equipment rental customers or other parties against expenses and netted certain expenses incurred relating to amounts charged to its customers or other parties against revenues. The effect of the Restatement will be to increase previously reported revenues and expenses for each of the affected periods by equal amounts. Consequently, the Restatement will not result in a change in the Company’s previously reported income before income taxes and minority interest, income before cumulative effect of change in accounting principle or net income (loss), nor will it change the Company’s liquidity or financial condition. Additionally, the Restatement will not have any effect on the Company’s previously reported consolidated balance sheets or consolidated statements of cash flows.

For a discussion of the Restatement adjustments, see Note 1A to the Notes to the Company’s consolidated financial statements included in this Report. For more information on the impact of the Restatement on years 2001 and 2000, see Item 6, Selected Financial Data, included in this Report. For more information on the impact of the Restatement on quarterly consolidated statements of operations for 2004 and 2003, see Note 13 to the Notes to the Company’s consolidated financial statements included in this Report.

The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement and the financial statements and related financial information contained in such reports should no longer be relied upon.

All prior period amounts affected by the Restatement and presented in this Annual Report on Form 10-K are reflected on a restated basis.

PART I

ITEM 1. Business.

General

The Company is an indirect wholly owned subsidiary of Ford Motor Company (“Ford”).

The Company and its affiliates, associates and independent licensees represent what the Company believes is the largest worldwide general use car rental brand based upon revenues and one of the largest industrial and construction equipment rental businesses in North America based upon revenues. The Company’s Hertz brand name is recognized worldwide as a leader in quality rental services and products. The Company, together with its affiliates, associates and independent licensees, currently rents cars and industrial and construction equipment and operates its other businesses from over 7,200 locations throughout the United States and in over 150 foreign countries and jurisdictions.

For the year ended December 31, 2004, the Company generated revenues, income before income taxes and minority interest and net income of $6.7 billion, $502.6 million and $365.5 million, respectively.

The Company, which was incorporated in Delaware in 1967, is a successor to corporations that have been engaged in the automobile and truck rental and leasing business since 1918. Ford first acquired an ownership interest in the Company in 1987. Previously, the Company had been a subsidiary of UAL Corporation (formerly Allegis Corporation), which had acquired the Company’s outstanding capital stock from RCA Corporation in 1985. See Note 1 to the Notes to the Company’s consolidated financial statements included in this Report.

Hertz became a wholly owned subsidiary of Ford as a result of a series of transactions in 1993 and 1994. Hertz continued as a wholly owned subsidiary of Ford until April 1997. In 1997, Hertz completed a public offering of approximately 50.6% of its Class A Common Stock (the “Class A Common Stock”), which represented approximately 19.1% of the economic interest in Hertz. In March 2001, Ford FSG, Inc. (“FSG”), an indirect wholly owned subsidiary of Ford that then owned an approximate 81.5% economic interest in the Company, acquired all of the Company’s outstanding Class A Common Stock that it did not already own for $35.50 per share, or approximately $735 million. As a result of FSG’s acquisition, the Company’s Class A Common Stock ceased to be traded on the New York Stock Exchange. However, because certain of the Company’s debt securities were sold through public offerings, the Company continues to file periodic reports under the Securities Exchange Act of 1934.

In 2003, FSG was dissolved and the shares of the Company’s Common Stock owned by FSG were distributed to Ford and Ford Holdings LLC. In February 2004, Ford Holdings LLC became the sole owner of the Company’s Common Stock.

The Company’s principal executive offices are located at 225 Brae Boulevard, Park Ridge, New Jersey 07656. The Company’s telephone number is (201) 307-2000 and its principal U.S. website is www.hertz.com. Access to the Company’s periodic reports filed with the Securities and Exchange Commission is available through the Company’s website.

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

Car Rental

The Company maintains a substantial network of company-operated car rental locations both in the United States and in Europe, and what it believes to be the largest number of on-airport car rental locations in the world, enabling the Company to provide consistent quality and service worldwide. The Company derives approximately 74% of its car rental revenues from on-airport locations.

The Company’s worldwide car rental operations and certain other related activities generated $5.5 billion in revenues and $438 million in income before income taxes and minority interest during 2004.

Industrial and Construction Equipment Rental

The Company, domestically through its wholly owned subsidiary, Hertz Equipment Rental Corporation, and internationally through various subsidiaries (all such subsidiaries, collectively, “HERC”), maintains a significant market share in the North American industrial and construction equipment rental market. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, pumps, small tools, compaction equipment and construction-related trucks. HERC currently operates what it believes to be the third largest equipment rental business in North America, the third largest equipment rental business in Spain and the fourth largest in France based upon revenues.

The Company’s worldwide industrial and construction equipment rental operations generated $1.2 billion in revenues and $88 million in income before income taxes and minority interest during 2004.

Other Activities

Other activities of the Company include third-party claim management services.

Business Segments

The Company’s business consists of two significant segments, the rental of cars and light trucks (“car rental”), and the rental of industrial, construction and material handling equipment (“industrial and construction equipment rental”). Set forth below is certain information with respect to these segments, as well as “corporate and other,” for the year ended December 31, 2004. Corporate and other includes general corporate expenses, as well as other business activities, such as claim management services. See Note 11 to the Notes to the Company’s consolidated financial statements included in this Report.

	Year Ended December 31, 2004
		Industrial and
		Construction	Corporate
	Car Rental	Equipment Rental	and Other	Total
	Dollars in millions
Revenues	$5,508	$1,162	$6	$6,676
Operating income (loss): pre-tax income (loss) before interest expense and minority interest	742	160	(15)	887
Income (loss) before income taxes and minority interest	438	88	(23)	503
Revenue earning equipment, net, at end of year	7,597	1,526	—	9,123

Set forth below is certain information with respect to the Company’s U.S. and foreign operations for the year ended December 31, 2004 (substantially all of the Company’s foreign operations consist of car rental and industrial and construction equipment rental operations).

	Year Ended December 31, 2004
	U.S.	Foreign	Total
	Dollars in millions
Revenues	$4,678	$1,998	$6,676
Operating income: pre-tax income before interest expense and minority interest	661	226	887
Income before income taxes and minority interest	323	180	503
Revenue earning equipment, net, at end of year	6,705	2,418	9,123

Worldwide Car Rental

U.S. Operations

Car Rental. The Company provides car rental services through facilities operated at all major airports and in central business districts and key suburban centers throughout the United States.

The Company uses a wide variety of makes and models of cars for daily rental purposes, nearly all of which are the current or previous year’s models. The Company rents cars on a daily, weekend, weekly or monthly basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. The Company’s rates vary at different locations depending on local market conditions and other competitive and cost factors. While cars are often returned to the locations from which they are rented, the Company also allows one-way rentals of its cars under its Rent It Here – Leave It There program. In addition to car rentals and licensee fees, the Company generates revenues from reimbursements by customers of airport concession fees and vehicle licensing costs; fueling charges; and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, liability insurance and personal accident/effects coverage, Hertz NeverLost navigation system and satellite radios.

The Company conducts operations in the United States through company-operated and licensee-operated locations. Company-operated locations are those locations through which the Company, or an agent of the Company, rents cars that the Company owns, as compared to licensee locations through which licensees rent cars that they own. The Company believes that its extensive worldwide ownership of its operations contributes to the consistency of its high-quality service, cost control, fleet utilization, yield management, competitive pricing and the Company’s ability to offer one-way rentals through its Rent It Here – Leave It There program. However, in certain predominantly smaller domestic markets, the Company has found it more efficient to utilize licensees. At December 31, 2004, the Company owned 95% of all the cars in the combined company-owned and licensee fleet.

At the Company’s major airport rental locations, as well as at selected off-airport locations, customers participating in the Company’s Hertz #1 Club Gold program are able to rent vehicles in an expedited manner, often bypassing the rental counter entirely and proceeding directly to their vehicles upon arrival at the Company’s facility. The Company believes the Hertz #1 Club Gold program provides it a significant competitive advantage, particularly among frequent travelers, and it has, through travel industry relationships, targeted such travelers for participation in the program.

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

Airport Operations. The Company has 335 concession agreements at airports in the United States. These agreements are entered into with airport authorities, through either negotiation or bidding for the right to conduct a car rental business at the airport. The agreements typically provide for concession payments based upon a specified percentage of revenue generated at the airport, subject to a minimum annual fee and sometimes include fixed rent for terminal counters or other leased properties and facilities. Concession agreements typically do not forbid, and in a few instances actually require, the Company to seek reimbursement from customers of concession fees paid; however, in certain states such reimbursement is limited or prohibited by law. The number of car rental concessions available at airports varies considerably, but it is rarely less than four.

Suburban Operations. The Company’s expanding number of suburban locations offer rental services to a variety of types of customers, including those who have been referred by, and whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged (often called “insurance replacement rentals”), those needing vehicles while theirs are being repaired by automobile dealers or body shops and those wishing to rent for local commercial or leisure purposes. At many of its suburban locations, the Company will provide pick-up and delivery services in connection with rentals.

International Operations

At December 31, 2004, the Company and its affiliates, associates and licensees, operated in over 150 foreign countries and jurisdictions. In general, international operations are conducted similarly to those of the Company in the United States. Although the Company has found it more efficient to conduct a greater proportion of its international operations through licensees as compared to the Company’s U.S. operations, it continues to conduct its operations primarily through company-operated locations in the major Western European markets, as well as in Australia, Brazil, Canada and New Zealand. The international car rental operations that generated the highest volumes of business from company-operated locations in 2004 were, in descending order of revenues, those conducted in France, Germany, Italy, the United Kingdom, Australia, Canada, Spain, the Netherlands and Switzerland.

The Company’s global reservations systems and websites allow customers worldwide to book reservations in any of the Company’s worldwide markets. Additionally, a local or toll-free telephone number is offered in all major foreign countries which provides access to the Company’s global car rental reservations system.

Reservations

The Company accepts reservations for Hertz car rental services worldwide through computerized reservations systems, also known as global distribution systems, utilized by travel agents and, in major countries, including the United States and all other countries with company-operated locations, through local, national, or toll-free telephone calls to Hertz reservations centers. In addition, reservations are accepted through the Company’s interactive website and websites operated by third parties. The Company’s car rental websites, which also allow customers to enroll in its loyalty programs, obtain copies of bills for past transactions and obtain information about the Company’s rental offerings, have grown significantly in importance as a reservations channel in recent years.

Car Acquisition and Disposition

The Company believes it is one of the largest private sector purchasers of new cars in the world. The Company acquires, subject to availability, a majority of its cars pursuant to various fleet repurchase programs established by automobile manufacturers. Under these programs, automobile manufacturers agree to repurchase cars at a specified price during established repurchase periods, subject to certain car condition and mileage requirements. Repurchase prices under the repurchase programs are based on either (i) a predetermined percentage of original car cost and the month in which the car is returned or (ii) the original capitalized cost less a set daily depreciation amount. These repurchase programs limit the Company’s residual risk with respect to cars purchased under the programs. For these reasons, cars purchased by car rental companies under repurchase programs are sometimes referred to by industry participants as “non-risk” or “program” cars. Conversely, those cars not purchased under repurchase programs for which the car rental company is exposed to residual risk are sometimes referred to as “risk” cars. During 2004, non-risk cars as a percentage of all cars purchased by the Company’s U.S. operations and international operations were approximately 85% and 74%, respectively.

Over the five years ended December 31, 2004, on a weighted-average basis, approximately 55% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 29% of the cars acquired by the Company for its international fleet, were manufactured by Ford and its subsidiaries. During 2004, approximately 41% of the cars acquired by the Company domestically were manufactured by Ford and its subsidiaries and approximately 32% of the cars acquired by the Company for its international fleet were manufactured by Ford and its subsidiaries, which represented the largest percentage of any automobile manufacturer in that year. See Note 15 to the Notes to the Company’s consolidated financial statements included in this Report.

Purchases of cars are financed through funds provided from operations and by active and ongoing global borrowing programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The Company disposes of “risk” cars, as well as program cars that have for any reason become ineligible for manufacturer repurchase, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and, to a lesser extent (primarily in the United States), sales at retail through a network of company-operated car sales locations dedicated exclusively to the sale of used cars from the Company’s rental fleet.

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

Licensees generally pay fees based on the number of cars they operate and/or on their revenues. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensees, with the Company having no investment interest in them or their fleet. Licensees also share in the cost of the Company’s advertising program, reservations system, sales force and certain other services. In return, licensees are provided the use of the Hertz brand name, management and administrative assistance and training, reservations through the Company’s reservations channels, the Hertz #1 Club and #1 Club Gold expedited rental programs, the Rent It Here – Leave It There one-way rental program and other services.

System licenses ordinarily are limited as to transferability without the Company’s consent and are terminable by the Company only for cause or after a fixed term. Licensees may generally terminate for any reason on 90 days’ notice. Initial license fees or the price for the sale to a licensee of a company-owned location may be payable over a term of several years. New licenses continue to be issued and, from time to time, licensee businesses are purchased by the Company.

Car Leasing

Effective January 1, 2000, Hertz International entered into license and management services agreements with Axus International, Inc. (“Axus”), a wholly owned vehicle leasing subsidiary of Ford Motor Credit Company (“Ford Credit”), a subsidiary of Ford, under which Hertz International licensed the Hertz name and agreed to provide management services to Axus for a five-year term. On August 31, 2000, the Company transferred substantially all the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus for $99.2 million. In the fourth quarter of 2002, Ford Credit sold the Axus operations in Australia and New Zealand and in the first quarter of 2003, Axus operations in Europe were sold. Hertz International continued to license the Hertz name and provide management services until these operations were sold. During 2003 and 2002, fees earned by the Company from these agreements were approximately $1.8 million and $11.5 million, respectively. The Company continues to maintain leasing operations in Brazil.

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

HERC’s comprehensive line of equipment enables it to supply equipment to a wide range of customers from local contractors to large industrial plants. Also, larger companies, particularly those with industrial plant operations, are requiring single source vendors, not only for equipment rental, but also for management of their total equipment needs. This includes maintenance of their owned equipment, tools and supplies for their labor force, and custom management reports. HERC supports this through its dedicated in-plant operations, tool trailers, and plant management systems.

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

HERC’s rental locations generally are situated in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The average location is two acres in size, though smaller in Europe, and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conform to the specifications of the HERC prototype branch, which stresses efficiency, safety and environmental compliance. Most branches have stand-alone maintenance and fueling facilities and showrooms.

HERC acquires its industrial and construction equipment from a variety of manufacturers. The equipment is typically new at the time of acquisition and is acquired on a “risk” basis. HERC disposes of its used equipment through a variety of channels, including auctions, brokered sales, sales to wholesalers and negotiated sales to customers and other third parties. Ancillary to its rental business, HERC is also a dealer of certain brands of new equipment in the United States and Canada, and sells consumables such as gloves and masks at many of its rental locations.

Other Operations of the Company

Claim Management

The Company’s wholly owned subsidiary, Hertz Claim Management Corporation (“HCM”), provides claim administration services to the Company and to outside customers. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third party, first party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. HCM conducts business at nine regional offices in the United States. Separate subsidiaries of the Company conduct similar operations in seven countries throughout Europe.

Risk Management

Third-Party Liability

In its domestic operations, the Company is required by applicable financial responsibility laws to maintain insurance against legal liability for bodily injury (including death) or property damage to third parties arising from the operation of its vehicles (sometimes called “vehicle liability”) in stipulated amounts. In most places, the Company satisfies those requirements by qualifying as a self-insurer, a process that typically involves governmental filings and demonstration of financial responsibility, which sometimes requires the posting of a bond or other security. In the remaining places, the Company obtains an insurance policy from an unaffiliated insurance carrier and indemnifies the carrier for any amounts paid under the policy. As a result of such arrangements, the Company bears economic responsibility for domestic vehicle liability, except to the extent it successfully transfers such liability to others through insurance or contractual arrangements.

For its car rental operations in Europe, the Company has established two wholly owned insurance subsidiaries, Probus Insurance Company Europe Limited (“Probus”), a direct writer of insurance domiciled in Ireland, and Hertz International RE Limited (“HIRE”), a reinsurer currently organized in Ireland. In most European countries with company-operated locations, the Company purchases from Probus the vehicle liability insurance required by law, and Probus reinsures the risks under such insurance with HIRE. In the remaining countries in Europe with company-operated locations, the Company obtains the coverage from unaffiliated insurance carriers, which reinsure their risks with HIRE. Thus, as with its domestic operations, the Company bears economic responsibility for vehicle liability in its European car rental operations, except to the extent that it transfers such liability to others through insurance or contractual arrangements. For its international operations outside Europe and for HERC’s operations in Europe, the Company maintains some form of vehicle liability insurance coverage. The nature of such coverage, and the Company’s economic responsibility for covered losses, varies considerably.

Both domestically and in its international operations, the Company from time to time in the course of its business becomes legally responsible to members of the public for bodily injury (including death) or property damage arising from causes other than the operation of its vehicles (sometimes known as “general liability”). As with vehicle liability, the Company bears economic responsibility for general liability losses, except to the extent it transfers such losses to others through insurance or contractual arrangements.

To mitigate its exposure to large vehicle and general liability losses domestically and in its car rental operations in Europe, the Company maintains excess insurance coverage with unaffiliated insurance carriers against such losses to the extent they exceed $10 million per occurrence (for occurrences domestically before December 15, 2002, and in Europe before December 15, 2003, to the extent such losses exceeded $5 million per occurrence). The coverage provided under such excess insurance policies is limited to $695 million in any policy year (for occurrences between January 1, 2001, and December 15, 2002, $725 million in any policy year; for occurrences before January 1, 2001, $450 million in any policy year). For its international operations outside Europe and for HERC’s operations in Europe, the Company also maintains liability insurance coverage with unaffiliated carriers in such amounts as it deems adequate in light of the respective potential hazards, where such insurance is obtainable on commercially reasonable terms.

The Company’s domestic rental contracts, both for car rental and for industrial and construction equipment rental, typically provide that the renter will indemnify the Company for liability arising from the operation of the rented vehicle or equipment (for car rentals in certain places, though, only to the extent such liability exceeds the amount stipulated in the applicable financial responsibility law). In addition, many of HERC’s domestic rental contracts require the renter to maintain liability insurance under which HERC is entitled to coverage. While such provisions are sometimes effective to transfer liability to renters, their value to the Company, particularly in cases of large losses, may be limited. The rental contracts used in the Company’s international operations sometimes contain provisions relating to insurance or indemnity, but they are typically more limited than those employed in the Company’s domestic operations.

In its domestic car rental operations, the Company offers an optional liability insurance product, Liability Insurance Supplement (“LIS”), that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a subsidiary of the Company. As a consequence of those reinsurance arrangements, rental customers’ purchases of LIS do not reduce the Company’s economic exposure to vehicle liability. Instead, the Company’s exposure to vehicle liability is potentially increased when LIS is purchased, because insured renters and other operators may have vehicle liability imposed on them in circumstances and in amounts where the applicable rental agreement or applicable law would not, absent the arrangements just described, impose vehicle liability on the Company.

In both its domestic car rental operations and its company-operated international car rental operations in many countries, the Company offers an optional product or products providing insurance coverage (“PAI/PEC coverage”) to the renter and the renter’s immediate family members traveling with the renter for accidental death or accidental medical expenses arising during the rental period or for damage or loss of their property during the rental period. PAI/PEC coverage is provided under insurance policies issued by unaffiliated carriers or, in some parts of Europe, by Probus, and the risks under such policies either are reinsured with HIRE or another subsidiary of the Company or are the subject of indemnification arrangements between the Company and the carriers. Rental customers’ purchases of PAI/PEC coverage create additional risk exposures for the Company, since it would not typically be liable for the risks insured by PAI/PEC coverage if that coverage had not been purchased.

The Company’s offering of LIS and PAI/PEC coverage in its domestic car rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In its international car rental operations, the Company’s offering of PAI/PEC coverage historically has not been regulated; however, in the countries of the European Union and Australia, the regulatory environment for insurance intermediaries is rapidly evolving, and there can be no assurance either that the Company will be able to continue offering PAI/PEC coverage without substantial changes in its offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic the Company’s continued offering of the coverage.

Provisions on the Company’s books of account for self-insured vehicle and other liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. At December 31, 2004, this liability was estimated at $391.7 million for the Company’s combined domestic and international operations.

Damage to Company Property

The Company bears the risk of damage to its own property, unless such risk is transferred through insurance or contractual arrangements.

To mitigate its risk of large, single-site property damage losses domestically and in Europe, the Company maintains property insurance with unaffiliated insurance carriers, generally with a per-occurrence deductible of $3.0 million domestically and $2.5 million in Europe. For its international operations outside Europe, the Company also maintains property insurance coverage with unaffiliated carriers in such amounts as it deems adequate in light of the respective hazards, where such insurance is available on commercially reasonable terms.

The Company’s rental contracts typically provide that the renter is, subject to certain exceptions, responsible for damage to or loss (including loss through theft) of rented vehicles or industrial and construction equipment. The Company generally offers an optional rental product, known in various countries as loss damage waiver, collision damage waiver, theft protection or accident excess reduction, under which the Company waives or limits its right to make a claim for such damage or loss. This product is not regulated as insurance, but it is subject to specific laws in roughly half of the domestic jurisdictions where the Company operates.

Collision damage costs and the costs of stolen or unaccounted-for vehicles and equipment, along with other damage to the Company’s property, are charged to expense as incurred.

Other Risks

To manage other risks associated with its businesses, or to comply with applicable law, the Company purchases other types of insurance carried by business organizations, such as worker’s compensation and employer’s liability (for which the Company, through contracts with its insurers domestically, bears the risk of the first $5 million of loss from any occurrence), commercial crime and fidelity, performance bonds and directors’ and officers’ liability insurance, from unaffiliated insurance companies in amounts deemed by the Company to be adequate in light of the respective hazards, where such coverage is obtainable on commercially reasonable terms. In certain cases, such insurance is obtained under policies procured by Ford.

Competition

The markets in which the Company operates are highly competitive. In any given location, the Company may encounter competition from national, regional and local companies. In the United States, the Company’s principal competitors in the airport car rental market are Cendant Corporation, which operates the “Avis” and “Budget” brands, Vanguard Car Rental USA Group, which operates the “National Car Rental” and “Alamo” brands and Dollar Thrifty Automotive Group, Inc., which operates the “Dollar” and “Thrifty” brands. Enterprise Rent-A-Car Company (“Enterprise”), which also competes in the airport car rental market, is the Company’s principal competitor in the suburban local use and insurance replacement markets in the United States. In Europe, the Company’s principal competitors in the car rental market are Avis Europe plc, Europcar, Sixt, National Car Rental and Enterprise. The Company competes primarily on the basis of customer service and price. In addition, the Company believes extensive worldwide ownership of its operations and its access to the global capital markets provide it with an advantage over its competitors.

HERC’s competitors in the equipment rental industry range from other large national companies, such as United Rentals, Inc. and the Rental Service Division of Atlas Copco Group, to many small regional businesses. HERC’s competitive success is primarily due to its 40 years of experience in the equipment rental industry, its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet and its established national accounts program.

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

Employees

On December 31, 2004, the Company employed approximately 31,400 persons in its domestic and foreign operations. Labor contracts covering the terms of employment of approximately 7,600 employees in the United States are presently in effect under 145 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists (AFL-CIO). Labor contracts covering approximately 2,500 of these employees will expire during 2005. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and a defined contribution plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. The Company has had no material work stoppage as a result of labor problems during the last 10 years. The Company believes its labor relations to be good.

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

The Company’s operations, as well as those of its competitors, could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies, the operations of all car and industrial and construction equipment rental companies could be adversely affected. Historically, there has been no material disruption of operations resulting from lack of fuel availability.

The environmental legal and regulatory requirements applicable to the Company’s operations pertain to (i) the operation and maintenance of cars, trucks and other vehicles, such as heavy equipment, buses and vans; (ii) the ownership and operation of tanks for the storage of petroleum products, including gasoline, diesel fuel and used oil; and (iii) the generation, storage, transportation and disposal of waste materials, including used oil, vehicle wash sludge and waste water. The Company has made, and will continue to make, expenditures to comply with applicable environmental laws and regulations.

The use of cars and other vehicles is subject to various governmental requirements designed to limit environmental damage, including those caused by emissions and noise. Generally, these requirements are met by the manufacturer, except in the case of occasional equipment failure requiring repair by the Company. Measures are taken at certain locations in states that require the installation of Stage II Vapor Recovery equipment to reduce the loss of vapor during the fueling process.

The Company operates approximately 400 underground tanks and 1,500 aboveground tanks in the U.S. to store petroleum products, and the Company believes its tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. The Company’s compliance program for its tanks is intended to ensure that (i) the tanks are properly registered with the state in which the tanks are located and (ii) the tanks have been either upgraded or replaced to meet federal and state leak detection and spill, overfill and corrosion protection requirements.

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

Environmental legislation and regulations and related administrative policies have changed rapidly in recent years, both in the United States and in other countries. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of cleanup for which the Company may be liable, in whole or part. Further, at airport-leased properties, the Company may be subject to environmental requirements imposed by airports that are more restrictive than those obligations imposed by environmental regulatory agencies. Accordingly, while the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that the Company’s future environmental liabilities will not be material to the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. Properties.

The Company operates car rental locations at or near airports and in central business districts and suburban areas of major cities in North America (the United States, including Puerto Rico and the U.S. Virgin Islands, and Canada), Europe (France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Switzerland, Belgium and Luxembourg), the Pacific (Australia and New Zealand) and Brazil, as well as retail used car sales locations in the United States and France. The Company operates industrial and construction equipment rental locations in North America (the United States and Canada) and Europe (France and Spain). The Company also operates headquarters, sales offices and service facilities in the foregoing countries in support of its car rental and industrial and construction equipment rental businesses, as well as small car rental sales offices and service facilities in a select number of other countries in Europe and Asia.

Of such locations, fewer than 10% are owned by the Company. The remaining locations are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require the Company to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 10 to the Notes to the Company’s consolidated financial statements included in this Report.

The Company owns four major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for its car rental operations are processed, global strategic information systems for its car rental and industrial and construction equipment rental businesses are serviced and major domestic and international accounting functions are performed. The Company also has an owned reservation and financial center near Dublin, Ireland, at which it has centralized its European car rental reservation operations and accounting functions, and leases a reservation center in Saraland (Mobile County), Alabama to supplement the capacity of its Oklahoma City car rental reservation center. The Company maintains its executive offices in an owned facility in Park Ridge, New Jersey, and leases a European headquarters office near London, England.

ITEM 3. Legal Proceedings.

The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following information is furnished on a supplemental basis.

Litigation – Pending

On March 1, 2002, Bowdoin Square, L.L.C. v. Winn-Dixie Montgomery, Inc., Wal-Mart Stores East, Inc., The Hertz Corporation, et al. was commenced in the Circuit Court for Madison County, Alabama. The complaint alleges that the Company, Wal-Mart Stores East, Inc. and other defendants violated certain private land use restrictions and intentionally interfered with plaintiff’s contractual relationship with its tenant, Winn-Dixie Montgomery, Inc., when the Company subleased a former Wal-Mart store located in a shopping center in Saraland (Mobile County), Alabama. The complaint also alleges that the Company and other defendants negligently and wantonly injured the value of plaintiff’s interest in the shopping center. A motion to transfer the case to the Circuit Court for Mobile County was granted in September 2002, and the Company filed its answer to the complaint. The plaintiff’s claims against Winn-Dixie Montgomery, Inc. have been severed and will be tried separately from the claims against Wal-Mart and the Company. A trial of the claims against Wal-Mart and the Company is scheduled to begin in April 2005.

On August 1, 2002, Jennifer Myers, an individual and on behalf of all others similarly situated, v. The Hertz Corporation was filed in the United States District Court for the Eastern District of New York. The complaint alleges a nationwide “opt-in collective action” on behalf of all Senior Station Managers, Station Managers and “B” Station Managers employed by the Company throughout the United States, contesting their exempt classification and seeking payment of overtime compensation under the federal Fair Labor Standards Act (“FLSA”). The complaint also contains a subclass for all such managers employed in New York for alleged violations of state labor laws. Plaintiffs have not yet been permitted to obtain a nationwide “opt-in,” as discovery has been thus far limited to the location where the plaintiffs are employed in an effort by the court to determine the viability of a nationwide action. To that end, depositions were completed, and in July 2004 the Company fully briefed and filed a motion for summary judgment, which was denied in March 2005.

On June 16, 2003, Wide World Tours of Mission Valley, Inc., Travel Support Systems, Inc., Vacation Marketing Group of Hawaii., Cecilia Pedroza, and International Travel Bureau, Inc. v. Avis Rent A Car System, Inc., Budget Rent A Car System, Inc., Dollar Rent A Car, Inc., Enterprise Rent-A-Car Company, The Hertz Corporation, and Thrifty Rent-A-Car System, Inc. was commenced in Superior Court of the State of California, for the County of San Diego. Wide World Tours purports to be a class action on behalf of certain United States travel agents and agencies that regularly book customers with the major rental car companies. The complaint alleges that the defendant rental car companies breached their unwritten contracts with the plaintiffs by knowingly and deliberately under-reporting and underpaying the commissions due to the plaintiffs, that in so doing the defendants engaged in deceit and that the defendants engaged in unfair competition by deducting processing fees or other administrative fees from payments they make to travel agents. After the defendants filed misjoinder motions, an amended complaint was filed against the Company with a separate new lawsuit commenced against Avis. After a hearing in April 2004, the judge certified a class of “California only” travel agencies. In November 2004, the Company and the representative plaintiffs, following mediation, agreed to a nationwide settlement. Under the terms of the settlement, the plaintiffs will file an amended complaint on behalf of a nationwide class of travel agents and the Company, without admitting liability and in return for a general release, will provide members of the settlement class with car rental certificates the majority of which, when utilized by customers of the class members, will result in the payment of a bonus commission to the sponsoring members. In addition, the Company has agreed to pay the fees of the plaintiffs’ attorneys. In March 2005, the court granted preliminary approval to the settlement.

On August 28, 2003, Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation was commenced in the Superior Court of New Jersey, Essex County. Henderson purports to be a class action on behalf of all persons who purchased optional insurance products in the State of New Jersey or in other states from or through the Company at times that the Company did not have required licenses to sell such insurance. In January 2004, the Company’s motion to dismiss was granted and an order of dismissal was thereafter entered. The plaintiff has appealed the dismissal, and that appeal has now been briefed, argued and submitted to the New Jersey Appellate Division for a decision.

On December 22, 2003, Stephen Moore, on behalf of himself and all others similarly situated, v. The Hertz Corporation was commenced in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County. Moore purports to be a class action on behalf of persons who rented vehicles from the Company in Florida and were allegedly overcharged for the recovery of a tire and battery solid waste management fee and the recovery of registration fees for the issuance of Florida license plates. Similar lawsuits were separately commenced by the same plaintiff against Avis Rent A Car System Inc. and Budget Rent A Car System, Inc. In February 2004, the plaintiff filed an amended class action complaint which alleges that, in addition to the initial causes of action, the Company deceptively collected an improper “federal excise tax” on frequent flyer mileage awards to class members. The Company answered the amended complaint and discovery commenced. In January 2005, the Company filed a motion for summary judgment and the plaintiff filed a revised motion for class certification. Rulings on these motions are expected in the second quarter of 2005.

On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a Fuel and Service Charge (“FSC”) by the Company or all Texas residents who were charged a FSC by the Company. The complaint alleges that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. In response to various motions by the Company, the plaintiff has filed two amended complaints which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by the Company or by its Corpus Christi Licensee. A new cause of action was also added for conversion. After some limited discovery, the Company filed a motion for summary judgment in December 2004. That motion was denied in January 2005. More extensive discovery will now commence.

On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purports to be a class action, this time on behalf of Oklahoma residents who rented from the Company and incurred the Company’s FSC. The petition alleges that the imposition of the FSC is a breach of contract and amounts to an unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. In March 2005, the trial court granted the Company’s motion to dismiss the action but also granted the plaintiff the right to replead.

In addition, the Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for bodily injury, including death, and property damage (“PL/PD”) arising from the operation of motor vehicles and equipment rented from the Company and its licensees. In aggregate, the Company can be expected to expend material sums to defend and settle PL/PD actions and claims or to pay judgments resulting from them.

Among the PL/PD pending actions against the Company are a total of 142 actions filed in Mississippi on behalf of 4,176 plaintiffs seeking damages for silicosis, which the plaintiffs allegedly sustained from the use of equipment rented from HERC. The complaints name HERC as one of approximately 88 co-defendants. PL/PD claims and actions are provided for within the Company’s PL/PD program.

The Company believes it has meritorious defenses in the foregoing matters and will defend itself vigorously.

In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect the consolidated financial position, results of operations or cash flows of the Company.

Litigation – Recently Resolved

James Han, individually and on behalf of all others similarly situated v. The Hertz Corporation. (Previously discussed on pages 9 and 10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.) The Appellate Division of the New York Supreme Court, First Department, affirmed the trial court’s dismissal of Han. The time period for further appeal has now expired.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

     Omitted.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All shares of the Company’s Common Stock at December 31, 2004 were owned by Ford Holdings LLC and, as such, there is no market for the Company’s Common Stock.

Based on the terms of an indenture dated April 1, 1986, under which the Company has outstanding debt securities, the Company’s ability to pay dividends is restricted. Such restriction provides that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company (“Restricted Subsidiaries”) in the Company’s shares subsequent to a specified date if, together with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 2004, approximately $1,172 million of consolidated stockholder’s equity was free of such limitations. The foregoing amount was not affected by the Restatement described in Note 1A to the Notes to the Company’s consolidated financial statements included in this Report.

The Company did not pay any dividends in 2004, 2003 and 2002. The Company expects to begin paying semi-annual dividends to Ford, commencing in June 2005, in aggregate amounts that would cause the Company to maintain an estimated prospective 3.5-to-1 full-year average debt-to-equity ratio, after dividend payments, computed on a monthly average basis (with no dividends to be paid if such ratio would exceed 3.5-to-1).

ITEM 6. Selected Financial Data.

The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2004, and consolidated balance sheet data as of December 31, 2004 and 2003 presented below (other than the ratio of earnings to fixed charges) were derived from the audited consolidated financial statements of the Company and the related notes thereto included in this Report. The selected consolidated statement of operations data presented below for the years ended December 31, 2003, 2002, 2001 and 2000 has been restated. For a discussion of the Restatement, see Note 1A to the Notes to the Company’s consolidated financial statements included in this Report. The financial data presented below and the related notes thereto should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in this Report.

	Years ended, or at December 31,
	2004	2003 (a)	2002 (a)	2001 (a)	2000 (a)
		Restated	Restated	Restated	Restated
	Dollars in millions
Statement of Operations
Revenues
Car rental	$5,430.8	$4,819.3	$4,537.6	$4,366.6	$4,553.9
Industrial and construction equipment rental	1,162.0	1,037.8	1,018.7	1,128.7	1,106.3
Other (b)	83.2	76.6	82.1	101.6	137.5

Total revenues	6,676.0	5,933.7	5,638.4	5,596.9	5,797.7

Expenses
Direct operating	3,734.4	3,316.1	3,093.0	3,248.0	3,019.2
Depreciation of revenue earning equipment (c)	1,463.3	1,523.4	1,499.5	1,462.3	1,323.5
Selling, general and administrative	591.3	501.7	463.1	479.2	459.3
Interest, net of interest income of $23.7, $17.9, $10.3, $9.0 and $13.5	384.4	355.0	366.4	404.7	414.8

Total expenses	6,173.4	5,696.2	5,422.0	5,594.2	5,216.8

Income before income taxes and minority interest	502.6	237.5	216.4	2.7	580.9
(Provision) benefit for taxes on income (d)	(133.9)	(78.9)	(72.4)	20.6	(222.5)
Minority interest	(3.2)	—	—	—	—

Income before cumulative effect of change in accounting principle	365.5	158.6	144.0	23.3	358.4
Cumulative effect of change in accounting principle (e)	—	—	(294.0)	—	—

Net income (loss)	$365.5	$158.6	$(150.0)	$23.3	$358.4

Ratio of earnings to fixed charges (f)	1.9	1.5	1.4	1.0	2.1

Balance Sheet Data
Revenue earning equipment, net
Cars	$7,597.2	$6,462.0	$5,998.3	$5,220.4	$5,186.2
Other equipment	1,525.7	1,331.3	1,427.6	1,631.3	1,736.3
Total assets	14,096.4	12,579.0	11,128.9	10,158.4	10,620.0
Total debt	8,428.0	7,627.9	7,043.2	6,314.0	6,676.0
Stockholder’s equity	2,670.2	2,225.4	1,921.9	1,984.4	1,984.1

(a)	The selected consolidated statement of operations data for 2003, 2002, 2001 and 2000 has been restated to reflect the effect of the Company’s Restatement as discussed in Note 1A to the Notes to the Company’s consolidated financial statements included in this Report. As a result of the Restatement, total revenues and total expenses for 2003, 2002, 2001 and 2000 in the previously issued consolidated statements of operations were increased by $725.8 million, $670.3 million, $681.1 million and $724.2 million, respectively.

(b)	Includes fees and expense reimbursements from licensees and revenues from car leasing operations, telecommunications services through 2001 and claim management services. Certain foreign car leasing operations were transferred to an affiliated company on August 31, 2000.

(c)	For 2004, 2003, 2002, 2001 and 2000, depreciation of revenue earning equipment includes a net gain of $57.2 million, a net loss of $0.8 million, a net gain of $10.8 million, a net loss of $1.6 million, and a net gain of $54.5 million, respectively, from the disposal of revenue earning equipment.

(d)	Includes benefits of $46.6 million in 2004 relating to net adjustments to Federal and foreign tax accruals and includes benefits of $30.2 million in 2001 from certain foreign tax credits.

(e)	Cumulative effect of change in accounting principle represents a non-cash charge in 2002, related to impairment of goodwill in the Company’s industrial and construction equipment rental business, recognized in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(f)	Earnings have been calculated by adding interest expense and the portion of rent estimated to represent the interest factor to income before income taxes and minority interest. Fixed charges include interest charges (including capitalized interest) and the portion of rent estimated to represent the interest factor.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Consolidated Statements of Operations

The Company is restating its previously issued consolidated statements of operations for the years ended December 31, 2003 and 2002 and the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 (the “Restatement”). The restated amounts for these quarters and the corresponding interim periods of 2003 are presented in Note 13 to the Notes to the Company’s consolidated financial statements included in this Report. The Restatement also affects periods prior to 2002. The Restatement corrected certain of the Company’s historical accounting policies to conform with generally accepted accounting principles (“GAAP”).

Before the Restatement, the Company’s consolidated statements of operations reflected its historical accounting policies, under which (1) amounts charged by the Company to its car rental customers to reimburse the Company for certain operating expenses (principally concession fees incurred for the privilege of operating at airports and certain other locations and vehicle licensing fees) were netted against related operating expenses, (2) amounts charged by the Company to its car rental and industrial and construction equipment rental customers for fueling of vehicles and equipment were netted against related operating expenses, (3) costs incurred in connection with the sale of consumables and dealer inventory from its industrial and construction equipment rental business were netted against revenues and (4) other, immaterial, items of revenues and expenses were presented on a net basis.

The Company has determined that the historical accounting policies described above were not in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses Incurred.” EITF No. 99-19 and No. 01-14 employ multi-factor tests to determine whether amounts charged to customers in respect of certain expenses incurred should be included in revenues or netted against such expenses. Accordingly, the Company is restating its previously issued consolidated statements of operations to reclassify revenues and expenses in accordance with GAAP, with particular regard to the requirements of EITF No. 99-19 and No. 01-14.

As a result of the Restatement, total revenues and total expenses in the previously issued consolidated statements of operations have each been increased by $725.8 and $670.3 million for the years ended December 31, 2003 and 2002, respectively. Because previously reported revenues and expenses for each of the affected periods were increased by equal amounts, the Restatement has not resulted in a change in the Company’s previously reported income before income taxes and minority interest, income before cumulative effect of change in accounting principle or net income (loss), nor has it changed the Company’s liquidity or financial condition. The Restatement had no effect on the Company’s consolidated balance sheets or consolidated statements of cash flows. A summary of the effects of the Restatement on the previously issued consolidated statements of operations is as follows (in thousands of dollars):

	Year ended December 31, 2003		Year ended December 31, 2002
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Revenues:
Car rental	$4,239,244	$4,819,255	$4,005,620	$4,537,607
Industrial and construction equipment rental	904,582	1,037,754	892,646	1,018,759
Other	64,103	76,661	69,873	82,076

Total revenues	5,207,929	5,933,670	4,968,139	5,638,442

Expenses:
Direct operating	2,596,727	3,316,101	2,428,820	3,093,024
Depreciation of revenue earning equipment	1,523,391	1,523,391	1,499,568	1,499,568
Selling, general and administrative	495,276	501,643	456,986	463,085
Interest, net of interest income of $17,881 and $10,339	355,043	355,043	366,371	366,371

Total expenses	4,970,437	5,696,178	4,751,745	5,422,048

Income before income taxes	237,492	237,492	216,394	216,394
Provision for taxes on income	(78,877)	(78,877)	(72,346)	(72,346)

Income before cumulative effect of change in accounting principle	158,615	158,615	144,048	144,048
Cumulative effect of change in accounting principle	—	—	(294,000)	(294,000)

Net income (loss)	$158,615	$158,615	$(149,952)	$(149,952)

All prior period amounts included in this Report affected by the Restatement are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a restated basis.

General

The Company is engaged principally in the business of renting cars and renting industrial and construction equipment.

The Company’s revenues principally are derived from rental and related charges and consist of:

•	Car rental revenues (revenues from all Company-operated car rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles, and the sale of loss or collision damage waivers, liability insurance coverage and other products);

•	Industrial and construction equipment rental revenues; and

•	Other revenues (fees and certain cost reimbursements from the Company’s licensees and revenues from the Company’s claim management services).

HERC also derives revenues from the sale of new industrial and construction equipment and consumables.

The Company’s expenses consist of:

•	Direct operating expenses (primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others, facility, self-insurance and reservations costs, the cost of new equipment sales; and other costs relating to the operation and rental of the revenue earning equipment, such as damage, maintenance and fuel costs);

•	Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and industrial and construction equipment;

•	Selling, general and administrative expenses (including advertising); and

•	Interest expense relating primarily to the funding of the acquisition of revenue earning equipment.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of the Company’s accounting policies, see Note 1 to the Notes to the Company’s consolidated financial statements included in this Report.

Revenue Earning Equipment

The Company’s principal assets are revenue earning equipment (“REE”), which represents 65% of total assets at December 31, 2004. REE consists of vehicles utilized in car rental operations and industrial and construction equipment rented by HERC. During 2004, 81% of the vehicles purchased for the Company’s U.S. and international car rental fleet were subject to repurchase by automobile manufacturers under contractual guaranteed repurchase programs, subject to certain manufacturers’ car condition and mileage requirements, at a specific price during a specified time period. These programs limit the Company’s residual risk with respect to vehicles purchased under the programs. For all other vehicles, as well as equipment acquired by HERC, the Company uses historical experience and monitors market conditions to set depreciation rates. When REE is acquired, the Company estimates the period it will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the REE. Upon disposal of the REE, depreciation expense is adjusted for the difference between the net proceeds received and the remaining book value. As market conditions change, the Company adjusts its depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions.

Public Liability and Property Damage

The obligation for public liability and property damage (”PL/PD”) on self-insured domestic and international vehicles and equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history. If actual results differ from these assumptions, the amount of the Company’s recorded liability is adjusted to reflect these results.

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

Results of Operations

The following table sets forth for each of the years indicated, the percentage of operating revenues represented by certain items in the Company’s consolidated statement of operations:

	Percentage of Revenues
	Years Ended
	December 31,
	2004	2003	2002
		Restated	Restated
Revenues:
Car rental	81.3%	81.2%	80.5%
Industrial and construction equipment rental	17.4	17.5	18.1
Other	1.3	1.3	1.4

	100.0	100.0	100.0

Expenses:
Direct operating	55.9	55.9	54.9
Depreciation of revenue earning equipment	21.9	25.7	26.6
Selling, general and administrative	8.9	8.4	8.2
Interest, net of interest income	5.8	6.0	6.5

	92.5	96.0	96.2

Income before income taxes and minority interest	7.5	4.0	3.8
Provision for taxes on income	(2.0)	(1.3)	(1.3)
Minority interest	—	—	—

Income before cumulative effect of change in accounting principle	5.5%	2.7%	2.5%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues

Total revenues of $6,676.0 million in 2004 increased by 12.5% from $5,933.7 million in 2003.

Revenues from car rental operations of $5,430.8 million in 2004 increased by 12.7% from $4,819.3 million in 2003. This increase of $611.5 million was primarily the result of higher car rental volumes worldwide and the effects of foreign currency translation of approximately $143.6 million, partly offset by a 2.6% decrease in time and mileage rates worldwide. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Revenues from industrial and construction equipment rental operations of $1,162.0 million in 2004 increased by 12.0% from $1,037.8 million in 2003. This $124.2 million increase was principally due to increases in time and mileage rates in the U.S., higher equipment rental volumes worldwide, and the effects of foreign currency translation of approximately $22.1 million.

Revenues from all other sources of $83.2 million in 2004 increased by 8.5% from $76.6 million in 2003, due to an increase in licensee revenues.

Expenses

Total expenses of $6,173.4 million in 2004 increased by 8.4% from $5,696.2 million in 2003, principally due to the increase in revenues, and total expenses as a percentage of revenues decreased to 92.5% in 2004 compared to 96.0% in 2003.

Direct operating expenses of $3,734.4 million in 2004 increased by 12.6% from $3,316.1 million in 2003. The increase was primarily the result of the effects of foreign currency translation, increases in wages and benefits, commissions, concession fees, facility expense, vehicle damage expense, and gasoline costs in car rental operations. The increase was partly offset by favorable credit and collection and PL/PD claims experience. Current period expenses were further reduced by $7.0 million received in 2004 for claims made by the Company on its insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001 and a final gain of $7.5 million in 2004 from the condemnation of a car rental and support facility in Florida. (An initial gain of $8.0 million related to the condemnation was recorded in 2003.)

Depreciation of revenue earning equipment for car rental operations of $1,228.6 million in 2004 decreased by 2.4% from $1,258.3 million in 2003. The decrease was primarily due to the decrease in the U.S. average cost per vehicle and higher net proceeds received in excess of book value on the disposal of used vehicles worldwide, partly offset by the effects of foreign currency translation, an increase in the average number of vehicles operated worldwide and a one-time refund of $7.8 million in 2003. The refund resulted from a special transitional credit for car rental companies instituted by the Australian Taxation Office for Goods and Services Tax. Taxes paid were previously included in the capitalized cost of the vehicles in the Company’s Australian car rental fleet. Depreciation of revenue earning equipment for industrial and construction equipment rental operations of $234.7 million in 2004 decreased by 11.5% from $265.1 million in 2003 primarily due to higher net proceeds received in excess of book value on the disposal of used equipment in the U.S.

Selling, general and administrative expenses of $591.3 million in 2004 increased by 17.9% from $501.7 million in 2003. The increase was principally due to the effects of foreign currency translation and increases in administrative and advertising expenses. The increase in administrative expenses was attributable to increases in salaries and in incentive compensation expense relating to the improvement in earnings in 2004. The increase in advertising was due to expanded media advertising, primarily in television.

Interest expense, net of interest income, of $384.4 million in 2004 increased 8.3% from $355.0 million in 2003, primarily due to an increase in average debt outstanding and foreign currency translation, partly offset by a decrease in the weighted average interest rate and higher interest income.

The provision for taxes on income of $133.9 million in 2004 increased 69.7% from $78.9 million in 2003. The increase in the provision for taxes on income was primarily the result of an increase in pre-tax income in 2004, partly offset by net favorable tax adjustments totaling $46.6 million, principally relating to the evaluation of certain Federal and foreign tax accruals and foreign tax credits. The effect of the net tax adjustments caused a decrease in the effective tax rate from 35.9% to 26.6% as compared to 33.2% in 2003. See Notes 1 and 9 to the Notes to the Company’s consolidated financial statements included in this Report.

On July 1, 2004, the Company increased its joint venture ownership interest in Navigation Solutions, L.L.C. (“Navigation Solutions”) from 40% to 65%. Minority interest of $3.2 million in 2004 represents the minority interest’s share (35%) of Navigation Solutions’ net income for the period July 1, 2004 through December 31, 2004. See Note 5 to the Notes to the Company’s consolidated financial statements included in this Report.

Income before cumulative effect of change in accounting principle

The Company had income before cumulative effect of change in accounting principle of $365.5 million in 2004, representing an increase of $206.9 million from $158.6 million in 2003. The increase reflects higher rental volume in the Company’s worldwide car and industrial and construction equipment rental businesses, lower fleet costs, higher proceeds received in excess of book value on the disposal of used vehicles and equipment, and net favorable tax adjustments, partly offset by lower pricing in the Company’s worldwide car rental business, as well as the net effect of other contributing factors noted above.

Outlook

The Company expects continued strong demand in both the car and equipment rental businesses during the year 2005. Full year 2005 income before income taxes and minority interest is anticipated to be similar to 2004 levels.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenues

Total revenues of $5,933.7 million in 2003 increased by 5.2% from $5,638.4 million in 2002.

Revenues from car rental operations of $4,819.3 million in 2003 increased by 6.2% from $4,537.6 million in 2002. This increase of $281.7 million was primarily the result of the effects of foreign currency translation of approximately $197.7 million and higher rental volume worldwide, partly offset by a 1.5% decrease in time and mileage rates. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Revenues from industrial and construction equipment rental operations of $1,037.8 million in 2003 increased by 1.9% from $1,018.7 million in 2002. This $19.1 million increase was principally due to the effects of foreign currency translation, mostly offset by a decrease in rental volume in the United States which was the result of depressed capital spending for new non-residential construction and its impact on the equipment rental industry.

Revenues from all other sources of $76.6 million in 2003 decreased by 6.6% from $82.1 million in 2002, due to a decrease in license and management fees earned from Axus. Axus was a wholly owned vehicle leasing subsidiary of Ford Credit to which the Company had licensed the Hertz name and provided management services prior to the completion of the sale of Axus by Ford Credit and termination of the Hertz license in the first quarter of 2003.

Expenses

Total expenses of $5,696.2 million in 2003 increased by 5.1% from $5,422.0 million in 2002, principally due to the increase in revenues.

Direct operating expenses of $3,316.1 million in 2003 increased by 7.2% from $3,093.0 million in 2002. The increase was primarily the result of the effects of foreign currency translation, increases in wages and benefits, self insurance, concession fees, facility expense and gasoline costs in car rental operations, partly offset by an initial gain of $8.0 million from the condemnation of a car rental and support facility in Florida.

Depreciation of revenue earning equipment for car rental operations of $1,258.3 million in 2003 increased by 2.4% from $1,228.5 million in 2002. The increase was due to the effects of foreign currency translation. This increase was partly offset by a one-time refund of $7.8 million which resulted from a special transitional credit for rental car companies instituted by the Australian Taxation Office for Goods and Services Tax. Taxes paid were previously included in the capitalized cost of the vehicles in the Company’s Australian car rental fleet. Depreciation of revenue earning equipment for industrial and construction equipment rental operations of $265.1 million in 2003 decreased by 2.2% from $271.0 million in 2002 due to a decrease in the size of the equipment rental fleet partly offset by lower net proceeds received in excess of book value on the disposal of equipment in the United States.

Selling, general and administrative expenses of $501.7 million in 2003 increased by 8.3% from $463.1 million in 2002. The increase was principally due to the effects of foreign currency translation and increases in administrative and sales promotion expenses. Administrative expenses in 2003 included $6.0 million of stock-based employee compensation expense which resulted from the adoption of the fair value recognition provisions of SFAS No. 123, effective January 1, 2003. See Notes 1 and 7 to the Notes to the Company’s consolidated financial statements included in this Report.

Interest expense, net of interest income, of $355.0 million in 2003 decreased 3.1% from $366.4 million in 2002, primarily due to a decrease in the weighted-average interest rate and an increase in interest income in 2003, partly offset by higher average debt levels.

The tax provision of $78.9 million in 2003 increased 9.0% from $72.4 million in 2002. The effective tax rate in 2003 was 33.2% as compared to 33.4% in 2002. The increase in the tax provision was primarily the result of higher income before income taxes in 2003. See Notes 1 and 9 to the Notes to the Company’s consolidated financial statements included in this Report.

Income before cumulative effect of change in accounting principle

The Company had income before cumulative effect of change in accounting principle of $158.6 million in 2003, representing an increase of $14.6 million from $144.0 million in 2002. The increase reflects improved car rental volume worldwide partly offset by lower pricing in the Company’s U.S. car rental business and the impact the Iraqi conflict and severe acute respiratory syndrome, or “SARS,” had on the travel industry in 2003 as well as the net effect of other contributing factors noted above.

Cumulative effect of change in accounting principle

The Company recorded a non-cash charge of $294.0 million upon the adoption of SFAS No. 142, effective January 1, 2002. The charge related to the industrial and construction equipment rental segment. The goodwill write-off was the result of a reduction in projected cash flows used to determine fair value due to the unfavorable economic conditions as of the date of adoption, which reduced demand for industrial and construction equipment in North America. See Notes 1 and 2 to the Notes to the Company’s consolidated financial statements included in this Report.

Liquidity and Capital Resources

At December 31, 2004, the Company had cash and cash equivalents of $680.9 million, an increase of $70.9 million from December 31, 2003, which includes $2.9 million of restricted cash to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the asset backed securitization (“ABS”) program. In addition, the Company has made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $557.0 million at December 31, 2004 and will be held until the funds are required for operating purposes or used to reduce indebtedness.

The Company’s domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities was $2,251.4 million in 2004, an increase of $352.1 million from December 31, 2003, primarily due to the increase in net income. Revenue earning equipment expenditures and proceeds from the disposal of such equipment have been reclassified from operating activities to investing activities for all periods presented in the Company’s consolidated statement of cash flows.

Net cash used in investing activities was $2,843.0 million in 2004, an increase of $612.4 million from December 31, 2003. The increase is primarily due to an increase in net expenditures for revenue earning equipment. The Company’s primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. For the year ended December 31, 2004, the Company’s expenditures for revenue earning equipment was $11,310.0 million (partially offset by proceeds from the disposal of such equipment of $8,740.9 million). These assets are purchased by the Company in accordance with the terms of programs negotiated with car and equipment manufacturers. For the year ended December 31, 2004, the Company’s capital expenditures for property and non-revenue earning equipment were $286.4 million. For the year 2005, the Company anticipates a comparable level of net expenditures for revenue earning equipment and property and equipment.

Financing

To finance its domestic operations, the Company maintains active unsecured and asset backed commercial paper programs. The Company is also active in the domestic unsecured and asset backed medium-term and long-term debt markets.

During 2002, the Company established the ABS program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources for its domestic car rental fleet. All debt issued under the ABS program is collateralized by the assets of the special purpose financing entities, consisting of revenue earning vehicles used by the Company in its car rental business, restricted cash and certain receivables related to the revenue earning vehicles. The ABS program provides for the initial issuance of asset backed commercial paper (up to $1.0 billion) and the subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose financing entities and are included in “Debt” in the Company’s consolidated balance sheet. As of December 31, 2004, $297.6 million of asset backed commercial paper and $600.0 million of asset backed medium-term notes were outstanding.

The commercial paper notes have ratings of A-1 by Standard & Poors Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”), Prime-1 by Moody’s Investors Service, Inc. (“Moody’s”) and F1 by Fitch Ratings (“Fitch”). Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($814 million), which expires in June 2005, or a related letter of credit issued under a letter of credit facility ($215 million), which expires in June 2007. The Company expects to renew these facilities prior to their expiration.

On September 30, 2003, the Company issued $500 million of 4.7% Senior Promissory Notes (the “4.7% Notes”) due on October 2, 2006. On June 3, 2004, the Company issued $600 million of 6.35% Senior Promissory Notes (the “6.35% Notes”) due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, the Company entered into interest rate swap agreements relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and the 6.35% Notes to floating rate obligations with effective interest rates at December 31, 2004 of 4.15% and 4.32%, respectively. See Note 3 to the Notes to the Company’s consolidated financial statements included in this Report.

On March 31, 2004, the Company issued $600 million of asset backed medium-term notes (“the Medium-Term Notes”) under the ABS program. Of the $600 million of the Medium-Term Notes, $500 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100 million has a variable interest rate based on the one-month LIBOR rate plus nine basis points and matures in 2007. Payments of principal and interest relating to the Medium-Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation. The Medium-Term Notes have ratings of AAA by S&P, Aaa by Moody’s and AAA by Fitch.

On July 2, 2004, the Company established a Euro Medium-Term Note Program under which the Company and/or Hertz Finance Centre plc (“HFC”), a wholly owned subsidiary of the Company, can issue up to Euro 650 million in Medium-Term Notes (“Euro Notes”). On July 16, 2004, HFC issued Euro 200 million of Euro Notes under this program. The Euro Notes are fully guaranteed by the Company, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As of December 31, 2004, the interest rate on the Euro Notes was 3.25%.

On August 5, 2004, the Company issued $500 million of Promissory Notes consisting of $250 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250 million of 6.90% fixed rate notes due on August 15, 2014. As of December 31, 2004, the interest rate on the $250 million floating rate notes was 3.40%.

As the need arises, it is the Company’s intention to issue unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured medium-term and long-term debt outstanding as of December 31, 2004 was $6.0 billion, with maturities ranging from 2005 to 2028. From time to time, the Company files with the Securities and Exchange Commission (the “SEC”) shelf registration statements to allow for the issuance of such debt securities on terms to be determined at the time such securities are offered for sale. At December 31, 2004, the Company had $1.9 billion available for issuance under effective registration statements, so long as the SEC’s conditions for issuance are satisfied. Among those conditions is one that, at the time of issuance, the securities being issued are placed in a generic rating category signifying investment grade by at least one nationally recognized statistical rating organization (such as S&P, Moody’s, Fitch and Dominion Bond Rating Service (“DBRS”)).

Borrowing for the Company’s international operations also consists of loans obtained from local and international banks and commercial paper programs established in Ireland, Canada, the Netherlands,

Belgium and Australia. The Company guarantees only the commercial paper borrowings of its subsidiaries in Ireland, Canada, the Netherlands and Belgium, and guarantees commercial paper and short-term bank loans of its subsidiary in Australia. All borrowings by international operations are either in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At December 31, 2004, total debt for the foreign operations was $1,734 million, of which $1,455 million was short-term (original maturity of less than one year) and $279 million was long-term. At December 31, 2004, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Ireland, Canada, the Netherlands and Belgium were $385, $321, $54 and $28, respectively.

Contractual Obligations

At December 31, 2004, the Company’s contractual cash obligations were as follows (in millions of dollars):

		Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Debt (1)	$8,436	$3,054	$1,796	$1,186	$2,400
Operating leases and concession agreements (2)	1,270	260	389	198	423
Purchase obligations (3)
Ford and subsidiaries	2,757	2,757	—	—	—
All others	3,704	3,668	36	—	—

Total purchase obligations	6,461	6,425	36	—	—

Total	$16,167	$9,739	$2,221	$1,384	$2,823

(1)	Amounts represent debt obligations of the Company included in “Debt” in the Company’s consolidated balance sheet and includes $2,444 million of commercial paper and other short-term borrowings, excluding obligations for interest and estimated payments under interest rate swap agreements. See Note 3 to the Notes to the Company’s consolidated financial statements included in this Report.

(2)	Includes obligations under various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and lease agreements for real estate, revenue earning equipment and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 10 to the Notes to the Company’s consolidated financial statements included in this Report.

(3)	Purchase obligations represent agreements to purchase goods or services that are legally binding on the Company and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts, which state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations at December 31, 2004, $6,289 million represent 2005 model year fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements. The Company does not regard its employment relationships with its employees as “agreements to purchase services” for these purposes.

Credit Facilities

At December 31, 2004, the Company had committed credit facilities totaling $2.8 billion.

Currently, $1.3 billion of the committed credit facilities are represented by a combination of multi-year, 364-day global and other committed credit facilities provided by 23 participating banks. In addition to direct borrowings by the Company, the multi-year and 364-day global facilities allow certain subsidiaries of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2004 and currently total $999 million with expirations as follows: $46 million on June 30, 2005, $35 million on June 30, 2006, $108 million on June 30, 2007, $102 million on June 30, 2008 and $708 million on June 30, 2009. The multi-year facilities that expire in 2009 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 17, 2004, the 364-day global committed credit facilities, which total $94 million, were renegotiated and currently expire on June 16, 2005. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan. The other committed facilities total $175 million and expire at various times during 2005.

Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, the Company has waived the right to transfer them back to the 364-day global committed credit facilities without the consent of the participating banks. As of December 31, 2004, $814 million is currently available which expires in June 2005. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities, which expires in June 2007. In exchange for this credit support, the Company agreed to reduce the bank’s multi-year facility commitment by one half of the amount of its ABS letter of credit participation.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2006. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminates however, at any time Ford ceases to own, directly or indirectly, capital stock of the Company having more than 50% of the total voting power of all capital stock outstanding of the Company. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of 0.2% per annum is payable on the unused available credit.

The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc. (“FFS”), a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as a dealer for the Company’s domestic commercial paper programs. The Company pays fees to FFS, which range from 0.03% to 0.05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolios. In 2004, the Company paid FFS $89,148 of such fees. FFS is under no obligation to purchase any of the notes for its own account. The Company, through its subsidiary Hertz Australia Pty. Limited, has a similar agreement with Ford Credit Australia Limited, also an indirect wholly owned subsidiary of Ford.

Debt Ratings

The Company’s short and long-term debt is rated by the four nationally-recognized statistical rating organizations: Fitch; Moody’s; S&P and DBRS. Debt ratings reflect an assessment by the rating agencies of the credit risk associated with particular securities issued by the Company. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. Long- and short-term debt ratings of BBB- and F3 or higher by Fitch, Baa3 and Prime-3 or higher by Moody’s, BBB- and A3 or higher by S&P, and BBB and R-2 or higher by DBRS are considered “investment grade.” However, debt ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria in evaluating the risk associated to a company, and therefore ratings should be evaluated independently for each rating agency.

In July 2004, DBRS affirmed the Company’s long and short-term debt ratings and revised the trend from negative to stable, similar to Ford and Ford Credit. In October 2004, Moody’s and Fitch each affirmed the long and short-term debt ratings of, and their outlook for, Ford, Ford Credit and the Company. In the fourth quarter of 2004, S&P affirmed the long and short-term debt ratings of, and their outlook for Ford (October), Ford Credit (October) and the Company (November). The current ratings for the Company are as follows:

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

By virtue of its 100% ownership interest in the Company, Ford has the right to make any changes that it deems appropriate in the Company’s assets, corporate structure, capitalization, operations, properties and policies (including dividend policies). The Company expects to begin paying semi-annual dividends to Ford commencing in June 2005. See Item 5 – Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Car rental and industrial and construction equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. To accommodate increased demand, the Company increases its available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. In certain geographic car rental markets, the impact of seasonality has been reduced by emphasizing leisure or business travel in the off-seasons.

The table below shows capital expenditures (net of proceeds received from the disposal of revenue earning equipment) and financial results by quarter for 2004 and 2003. No amounts listed below, other than revenues, have been changed as a result of the Restatement. For discussion of the Restatement, see Notes 1A and 13 to the Notes to the Company’s consolidated financial statements included in this Report.

				Operating Income:		Income
	Capital			Pre-Tax Income		(Loss) Before
	Expenditures	Revenues		Before Interest		Income Taxes		Net
	(Net of Disposal	As	As	Expense and		and Minority		Income
	Proceeds)	Reported	Restated	Minority Interest		Interest		(Loss)
	Dollars in millions
2004
First Quarter	$1,104.9	$1,278.0	$1,456.3	$83.0		$(5.0)		$(3.3)
Second Quarter	1,944.8	1,447.7	1,656.1	241.5	(1)	146.7	(1)	95.5
Third Quarter	(87.6)	1,661.1	1,879.2	353.2		250.9		184.4	(5)
Fourth Quarter	(165.8)	1,684.4	1,684.4	209.3	(2)	110.0	(2)	88.9	(5)

Total Year	$2,796.3	$6,071.2	$6,676.0	$887.0		$502.6		$365.5

2003
First Quarter	$436.4	$1,147.7	$1,306.1	$32.1	(3)	$(56.8	) (3)	$(37.7)
Second Quarter	1,217.6	1,269.8	1,453.7	149.0	(3)(4)	59.6	(3)(4)	39.6
Third Quarter	(3.4)	1,489.5	1,686.6	276.5		187.6		126.7
Fourth Quarter	83.7	1,300.9	1,487.3	134.9		47.1		30.0

Total Year	$1,734.3	$5,207.9	$5,933.7	$592.5		$237.5		$158.6

(1)	Includes $7.0 million received in the second quarter of 2004 regarding claims made by the Company on its insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001.

(2)	Includes a final gain of $7.5 million in the fourth quarter of 2004 from the condemnation of a car rental and support facility in Florida.

(3)	Includes a credit totaling $7.8 million in the first and second quarter of 2003 from a one-time refund of Goods and Service Tax related to the Company’s Australian car rental operations.

(4)	Includes an initial gain of $8.0 million in the second quarter of 2003 from the condemnation of a car rental and support facility in Florida.

(5)	Includes favorable foreign tax adjustments of $23.3 million in the third quarter of 2004 and net favorable domestic and foreign tax adjustments of $23.3 million in the fourth quarter of 2004.

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

Interest Rate Risk

From time to time, the Company and its subsidiaries enter into interest rate swap agreements to manage their interest rate risk. Effective September 30, 2003, the Company entered into interest rate swap agreements relating to the issuance of its 4.7% Senior Promissory notes due October 2, 2006. Effective June 3, 2004, the Company entered into interest rate swap agreements relating to the issuance of its 6.35% Senior Promissory notes due June 15, 2010. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. See Note 3 to the Notes to the Company’s consolidated financial statements included in this Report. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to its earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the existing debt portfolio at December 31, 2004, net of interest income on investments, the Company’s net income would decline by approximately $15.8 million over a 12-month period.

Foreign Currency Risk

The Company and its subsidiaries have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect the consolidated financial position, results of operations or cash flows of the Company. The Company’s risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option’s counterparty. Premiums paid for options outstanding at December 31, 2004, were approximately $0.7 million and the Company limits counterparties to financial institutions that have strong credit ratings.

The Company and its subsidiaries manage exposure to fluctuations in currency risk on intercompany loans the Company makes to certain of its foreign subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the foreign subsidiaries, and as a result, the forward contracts have no impact on earnings.

Employee Retirement Benefits

Pension

The Company sponsors defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 6 of the Notes to the Company’s consolidated financial statements included in this Report. Based on present assumptions, 2005 worldwide pre-tax pension expense is expected to be approximately $35.1 million, which is an increase of $4.4 million from 2004 primarily attributable to the decrease in the discount rate in the U.S.

from 6.25% to 5.75% and in the United Kingdom from 5.50% to 5.25%, as well as the effect of foreign currency translation.

The funded status (i.e., the amount by which the present value of projected benefit obligations exceeded the market value of pension plan assets) of the Company’s U.S. qualified plan, in which most domestic employees participate, improved as of December 31, 2004, compared with December 31, 2003. The primary factors that contributed to the improvement in the funded status was a discretionary Company contribution of $48.0 million and an increase in the actual return on plan assets, partly offset by a decrease in the discount rate.

Included in the Company’s “Stockholder’s equity” was a $15.1 million adjustment, net of tax, for worldwide minimum pension liability as of December 31, 2004. The increase of $4.0 million in the pension adjustment from the prior year is primarily attributable to unfunded plans in the U.S. and Germany and decreases in the discount rates at December 31, 2004 used to calculate the present value of benefit obligations, in each case compared with the prior year.

The Company reviews its pension assumptions regularly and from time to time makes contributions beyond those legally required. For example, discretionary contributions of $48.0 million and $54.0 million were made to the U.S. qualified plan in 2004 and 2003, respectively. Further, after giving effect to these contributions, based on current interest rates and on the Company’s return assumptions and assuming no additional contributions, the Company does not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010.

Other Postretirement Benefits

The Company provides limited postretirement health care and life insurance for employees of its domestic operations with hire dates prior to January 1, 1990. There are no plan assets associated with this plan. The Company funds these postretirement costs through monthly provisions. The net periodic postretirement benefit cost for 2004 was $1.6 million and the accumulated benefit obligation as of December 31, 2004 was $17.3 million compared to postretirement benefit cost of $1.3 million and an accumulated benefit obligation of $14.1 million at December 31, 2003. The increase in cost and the accumulated benefit obligation was primarily attributable to the decrease in the discount rate from 6.25% at December 31, 2003 to 5.75% at December 31, 2004 and higher than expected medical cost increases.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a Variable Interest Entity (“VIE”), as defined in FIN 46, to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the entity subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company adopted FIN 46 as of July 1, 2003 and the Revised Interpretation (“FIN 46-R”) as of December 15, 2003. The adoption of FIN 46 and FIN 46-R did not affect the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132, as revised, improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 132, as revised, retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132, as revised, was effective for annual and interim periods with fiscal years ending after December 15, 2003. See Note 6 to the Notes to the Company’s consolidated financial statements included in this Report.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005. As the Company is currently accounting for its employee stock-based compensation awards in accordance with SFAS No. 123, adoption of the SFAS No. 123R is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 17 to 31 of this Report.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Hertz Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 on page 69 present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 on page 69 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” effective January 1, 2003.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

As discussed in Note 1A to the consolidated financial statements, the Company has restated its consolidated statement of operations for the years ended December 31, 2003 and 2002.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
March 21, 2005

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2004	2003
	Dollars in thousands
ASSETS
Cash and equivalents (Note 14)	$680,866	$609,986
Short-term investments (Notes 14 and 15)	556,997	500,108
Receivables, less allowance for doubtful accounts of $30,447 and $35,758 (Note 3)	1,282,290	1,238,853
Due from affiliates (Note 15)	445,235	520,842
Inventories, at lower of cost or market	83,287	73,354
Prepaid expenses and other assets (Notes 3, 4 and 5)	144,168	135,922
Revenue earning equipment, at cost (Notes 3, 8 and 15):
Cars	8,380,688	7,168,688
Less accumulated depreciation	(783,499)	(706,719)
Other equipment	2,378,673	2,214,901
Less accumulated depreciation	(852,947)	(883,623)

Total revenue earning equipment	9,122,915	7,793,247

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,296,196	1,221,423
Service equipment	1,232,739	1,114,875

	2,528,935	2,336,298
Less accumulated depreciation	(1,292,764)	(1,166,529)

Total property and equipment	1,236,171	1,169,769

Goodwill and other intangible assets (Note 2)	544,445	536,929

Total assets	$14,096,374	$12,579,010

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable (Note 15)	$786,037	$757,869
Accrued salaries and other compensation	348,594	287,676
Other accrued liabilities (Notes 3 and 12)	487,086	448,690
Accrued taxes	130,062	111,432
Debt (Notes 3, 14 and 15)	8,428,031	7,627,930
Public liability and property damage	391,696	398,822
Deferred taxes on income (Note 9)	849,700	721,200
Commitments and contingencies (Notes 10, 12 and 14)
Minority interest (Note 5)	4,921	—
Stockholder’s equity (Notes 1, 3 and 15):
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	1,479,217	1,113,746
Accumulated other comprehensive income (Note 4)	207,898	128,513

Total stockholder’s equity	2,670,247	2,225,391

Total liabilities and stockholder’s equity	$14,096,374	$12,579,010

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended December 31,
	2004	2003	2002
		Restated	Restated
	Dollars in thousands
Revenues:
Car rental	$5,430,805	$4,819,255	$4,537,607
Industrial and construction equipment rental	1,161,955	1,037,754	1,018,759
Other (Note 5)	83,192	76,661	82,076

Total revenues (Note 1A)	6,675,952	5,933,670	5,638,442

Expenses:
Direct operating	3,734,361	3,316,101	3,093,024
Depreciation of revenue earning equipment (Note 8)	1,463,258	1,523,391	1,499,568
Selling, general and administrative	591,317	501,643	463,085
Interest, net of interest income of $23,707, $17,881 and $10,339 (Note 3)	384,464	355,043	366,371

Total expenses (Note 1A)	6,173,400	5,696,178	5,422,048

Income before income taxes and minority interest	502,552	237,492	216,394
Provision for taxes on income (Note 9)	(133,870)	(78,877)	(72,346)
Minority interest (Note 5)	(3,211)	—	—

Income before cumulative effect of change in accounting principle	365,471	158,615	144,048
Cumulative effect of change in accounting principle (Note 2)	—	—	(294,000)

Net income (loss)	$365,471	$158,615	$(149,952)

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

				Accumulated
		Additional		Other	Total
	Common	Capital	Retained	Comprehensive	Stockholder’s
	Stock	Paid-In	Earnings	Income (Loss)	Equity
Balance at:
DECEMBER 31, 2001	$—	$983,132	$1,105,083	$(103,835)	$1,984,380
Comprehensive Income
Net loss			(149,952)		(149,952)
Translation adjustment changes				93,537	93,537
Unrealized holding gains on securities, net of tax of $53				475	475
Minimum pension liability adjustment, net of tax of $3,040				(6,553)	(6,553)

Total Comprehensive Loss					(62,493)

DECEMBER 31, 2002	—	983,132	955,131	(16,376)	1,921,887
Comprehensive Income
Net income			158,615		158,615
Translation adjustment changes				149,037	149,037
Unrealized holding losses on securities, net of tax of $61				(551)	(551)
Minimum pension liability adjustment, net of tax of $1,748				(3,597)	(3,597)

Total Comprehensive Income					303,504

DECEMBER 31, 2003	—	983,132	1,113,746	128,513	2,225,391
Comprehensive Income
Net income			365,471		365,471
Translation adjustment changes				83,420	83,420
Unrealized holding losses on securities, net of tax of $8				(82)	(82)
Minimum pension liability adjustment, net of tax of $1,076				(3,953)	(3,953)

Total Comprehensive Income					444,856

DECEMBER 31, 2004	$—	$983,132	$1,479,217	$207,898	$2,670,247

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
	Dollars in thousands
Cash flows from operating activities:
Net income (loss)	$365,471	$158,615	$(149,952)
Non-cash expenses:
Cumulative effect of change in accounting principle	—	—	294,000
Depreciation of revenue earning equipment	1,463,258	1,523,391	1,499,568
Depreciation of property and equipment	177,597	151,706	155,424
Amortization of intangibles	607	1,024	1,346
Stock-based employee compensation	5,584	6,039	—
Provision for public liability and property damage	153,139	178,292	145,010
Provision for losses for doubtful accounts	14,133	23,053	15,570
Minority interest	3,211	—	—
Deferred income taxes	129,576	260,848	106,340
Changes in assets and liabilities:
Receivables	57,303	(95,527)	(3,179)
Due from affiliates	75,607	(269,543)	(107,997)
Inventories and prepaid expenses and other assets	(20,275)	(3,981)	(27,990)
Accounts payable	(58,318)	182,264	1,099
Accrued liabilities	50,831	(111,439)	88,481
Accrued taxes	12,315	49,825	(19,713)
Payments of public liability and property damage claims and expenses	(178,654)	(155,241)	(120,486)

Net cash flows provided by operating activities (Note 1)	$2,251,385	$1,899,326	$1,877,521

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
		Dollars in thousands
Cash flows from investing activities:
Purchase of short-term investments, net	$(56,889)	$(500,108)	$—
Revenue earning equipment expenditures	(11,310,032)	(9,436,581)	(9,946,271)
Proceeds from disposal of revenue earning equipment	8,740,920	7,874,414	8,065,848
Property and equipment expenditures	(286,428)	(226,747)	(221,227)
Proceeds from disposal of property and equipment	59,253	54,638	32,035
Available-for-sale securities:
Purchases	(11,261)	(12,114)	(4,587)
Sales	19,448	10,246	4,082
Changes in investment in joint venture	2,000	5,640	6,560

Net cash used in investing activities (Note 1)	(2,842,989)	(2,230,612)	(2,063,560)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,985,981	510,853	809,426
Repayment of long-term debt	(913,635)	(712,057)	(559,858)
Short-term borrowings:
Proceeds	1,382,587	1,094,152	730,731
Repayments	(973,659)	(721,333)	(557,755)
Ninety-day term or less, net	(846,780)	130,294	127,767

Net cash provided by financing activities	634,494	301,909	550,311

Effect of foreign exchange rate changes on cash	27,990	38,100	22,994

Net increase in cash and equivalents during the year	70,880	8,723	387,266
Cash and equivalents at beginning of year	609,986	601,263	213,997

Cash and equivalents at end of year	$680,866	$609,986	$601,263

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$377,279	$357,585	$389,893
Income taxes	(4,149)	31,481	(3,854)

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Background

The Hertz Corporation (together with its subsidiaries, referred to herein as “Hertz” or the “Company”) is an indirect wholly owned subsidiary of Ford Motor Company (“Ford”).

The Company, which was incorporated in Delaware in 1967, is a successor to corporations that have been engaged in the automobile and truck rental and leasing business since 1918. Ford first acquired an ownership interest in the Company in 1987. Previously, the Company had been a subsidiary of UAL Corporation (formerly Allegis Corporation), which had acquired the Company’s outstanding capital stock from RCA Corporation in 1985.

Hertz became a wholly owned subsidiary of Ford as a result of a series of transactions in 1993 and 1994. Hertz continued as a wholly owned subsidiary of Ford until April 1997. In 1997, Hertz completed a public offering of approximately 50.6% of its Class A Common Stock (the “Class A Common Stock”), which represented approximately 19.1% of the economic interest in Hertz. In March 2001, Ford FSG, Inc. (“FSG”), an indirect wholly owned subsidiary of Ford that then owned an approximate 81.5% economic interest in the Company, acquired all of the Company’s outstanding Class A Common Stock that it did not already own for $35.50 per share, or approximately $735 million. As a result of FSG’s acquisition, the Company’s Class A Common Stock ceased to be traded on the New York Stock Exchange. However, because certain of the Company’s debt securities were sold through public offerings, the Company continues to file periodic reports under the Securities Exchange Act of 1934.

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

Revenue Recognition

Rental and rental-related revenue (including cost reimbursements from customers where the Company considers itself to be the principal versus an agent) are recognized over the period the revenue earning equipment is rented based on the terms of the rental or leasing contract.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Depreciable Assets

The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment (REE):
Cars	3 to 6 years
Other equipment	3 to 10 years
Buildings	20 to 50 years
Capitalized internal use software	1 to 10 years
Service cars and service equipment	3 to 25 years
Intangible assets	5 to 15 years
Leasehold improvements	The shorter of their economic lives or
the lease term.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hertz follows the practice of charging maintenance and repairs, including the cost of minor replacements, to maintenance expense accounts. Costs of major replacements of units of property are charged to property and equipment accounts and depreciated on the basis indicated above. Gains and losses on dispositions of property and equipment are included in income as realized. When REE is acquired, the Company estimates the period it will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the REE. Upon disposal of the REE, depreciation expense is adjusted for the difference between the net proceeds received and the remaining book value. As market conditions change, the Company adjusts its depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions.

Environmental Liabilities

The use of automobiles and other vehicles is subject to various governmental controls designed to limit environmental damage, including that caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional equipment failure requiring repair by Hertz. To comply with environmental regulations, measures are taken at certain locations to reduce the loss of vapor during the fueling process and to maintain, upgrade and replace underground fuel storage tanks. Hertz also incurs and provides for expenses for the cleanup of petroleum discharges and other alleged violations of environmental laws arising from the disposition of waste products. Hertz does not believe that it will be required to make any material capital expenditures for environmental control facilities or to make any other material expenditures to meet the requirements of governmental authorities in this area. Liabilities for these expenditures are recorded at undiscounted amounts when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

Public Liability and Property Damage

Provisions for public liability and property damage on self-insured domestic and international claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in “Accumulated other comprehensive income” in the stockholder’s equity section of the consolidated balance sheet. The accumulated foreign currency translation gain was $223.0 million at December 31, 2004 and the accumulated foreign currency translation gain was $139.6 million at December 31, 2003. Foreign currency gains and losses resulting from transactions are included in earnings.

Income Taxes

The Company and its domestic subsidiaries file consolidated Federal income tax returns with Ford. The Company provides for current and deferred taxes as if it filed a separate consolidated tax return with its domestic subsidiaries, except that under a tax sharing arrangement with Ford, the Company’s right to reimbursement for foreign tax credits is determined based on the usage of such foreign tax credits by the

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated group. As of December 31, 2004, U.S. income taxes have not been provided on $502.2 million in undistributed earnings of foreign subsidiaries that have been or are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes.

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

Stock Options

Certain employees of the Company participate in the stock option plan of Ford under Ford’s 1998 Long-Term Incentive Plan. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” stock-based employee compensation expense recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. Prior to January 1, 2003, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for the plan. Prior to January 1, 2003, no stock-based employee compensation expense has been reflected in earnings as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. See Recent Accounting Pronouncements, below.

The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all outstanding and unvested stock options in each period (in thousands of dollars):

	Years ended December 31,
	2004	2003	2002
Net income (loss), as reported	$365,471	$158,615	$(149,952)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,630	3,925	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,630)	(3,925)	(7,228)

Pro forma net income (loss)	$365,471	$158,615	$(157,180)

The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions used for grants in 2004, 2003 and 2002: risk-free interest rate of 3.4%, 3.7% and 5.22%, respectively; volatility factors of 42%, 39% and 35%, respectively; dividend yields of 3.0%, 5.3% and 2.37%, respectively; and an average expected life of the options of seven years for 2004, 2003 and 2002. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates and Assumptions

Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates and assumptions.

Reclassifications

Certain prior year amounts have been reclassified to conform with current reporting. For the year ended December 31, 2004, revenue earning equipment expenditures and proceeds from disposals have been reclassified from operating activities to investing activities in the Company’s consolidated statement of cash flows.

A summary of the reclassifications in the consolidated statement of cash flows follows (in thousands of dollars):

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002
	As		As
	Previously	As	Previously	As
	Reported	Reclassified	Reported	Reclassified
Net cash flows provided by (used in) operating activities	$337,159	$1,899,326	$(2,902)	$1,877,521

Net cash used in investing activities	$(668,445)	$(2,230,612)	$(183,137)	$(2,063,560)

Net increase in cash and equivalents during the year	$8,723	$8,723	$387,266	$387,266

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a Variable Interest Entity (“VIE”), as defined in FIN 46, to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the entity subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company adopted FIN 46 as of July 1, 2003 and the Revised Interpretation (“FIN 46R”) as of December 15, 2003. The adoption of FIN 46 and FIN 46R did not affect the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132, as revised, improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” SFAS No. 132, as revised, retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132, as revised, was effective for annual and interim periods with fiscal years ending after December 15, 2003. See Note 6 – Employee Retirement Benefits.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock-Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005. As the Company is currently accounting for its employee stock-based compensation awards in accordance with SFAS No. 123, adoption of SFAS No. 123R is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

Note 1A — Restatement of Consolidated Statements of Operations

The Company is restating its previously issued consolidated statements of operations for the years ended December 31, 2003 and 2002 and the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 (the “Restatement.”) The restated amounts for these quarters and the corresponding interim periods of 2003 are presented in Note 13- Quarterly Financial Information (Unaudited). The Restatement also affects periods prior to 2002. The Restatement corrected certain of the Company’s historical accounting policies to conform with generally accepted accounting principles (“GAAP”).

Before the Restatement, the Company’s consolidated statements of operations reflected its historical accounting policies, under which (1) amounts charged by the Company to its car rental customers to reimburse the Company for certain operating expenses (principally concession fees incurred for the privilege of operating at airports and certain other locations and vehicle licensing fees) were netted against related operating expenses, (2) amounts charged by the Company to its car rental and industrial and construction equipment rental customers for fueling of vehicles and equipment were netted against related operating expenses, (3) costs incurred in connection with the sale of consumables and dealer inventory from its industrial and construction equipment rental business were netted against revenues and (4) other, immaterial, items of revenues and expenses were presented on a net basis.

The Company has determined that the historical accounting policies described above were not in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” and EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses Incurred.” EITF No. 99-19 and No. 01-14 employ multi-factor tests to determine whether amounts charged to customers in respect of certain expenses incurred should be included in revenues or netted against such expenses. Accordingly, the Company has restated its previously issued consolidated statements of operations to reclassify revenues and expenses in accordance with GAAP, with particular regard to the requirements of EITF No. 99-19 and No. 01-14.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the Restatement, total revenues and total expenses in the previously issued consolidated statements of operations have each been increased by $725.8 and $670.3 million for the years ended December 31, 2003 and 2002, respectively. Because previously reported revenues and expenses for each of the affected periods were increased by equal amounts, the Restatement has not resulted in a change in the Company’s previously reported income before income taxes and minority interest, income before cumulative effect of change in accounting principle or net income (loss), nor has it changed the Company’s liquidity or financial condition. The Restatement has had no effect on the Company’s consolidated balance sheets or consolidated statements of cash flows. A summary of the effects of the Restatement on the previously issued consolidated statements of operations is as follows (in thousands of dollars):

	Year ended December 31, 2003		Year ended December 31, 2002
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Revenues:
Car rental	$4,239,244	$4,819,255	$4,005,620	$4,537,607
Industrial and construction equipment rental	904,582	1,037,754	892,646	1,018,759
Other	64,103	76,661	69,873	82,076

Total revenues	5,207,929	5,933,670	4,968,139	5,638,442

Expenses:
Direct operating	2,596,727	3,316,101	2,428,820	3,093,024
Depreciation of revenue earning equipment	1,523,391	1,523,391	1,499,568	1,499,568
Selling, general and administrative	495,276	501,643	456,986	463,085
Interest, net of interest income of $17,881 and $10,339	355,043	355,043	366,371	366,371

Total expenses	4,970,437	5,696,178	4,751,745	5,422,048

Income before income taxes	237,492	237,492	216,394	216,394
Provision for taxes on income	(78,877)	(78,877)	(72,346)	(72,346)

Income before cumulative effect of change in accounting principle	158,615	158,615	144,048	144,048
Cumulative effect of change in accounting principle	—	—	(294,000)	(294,000)

Net income (loss)	$158,615	$158,615	$(149,952)	$(149,952)

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

The goodwill impairment charge represented a portion of the goodwill of the industrial and construction equipment rental segment. The goodwill write-off was the result of a reduction in projected cash flows used to determine fair value due to the unfavorable economic conditions as of the date of adoption, which reduced demand for industrial and construction equipment in North America. The Company conducted the required annual goodwill impairment test in the second quarter of 2004, and determined that there was no additional impairment.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in the Company’s goodwill, by segment, and other intangible assets for the years ended December 31, 2004 and 2003 (in thousands of dollars):

	Goodwill
		Industrial and		Other
		construction	Total	intangible
	Car rental	equipment rental	goodwill	assets	Total
Balance December 31, 2002	$360,919	$156,054	$516,973	$2,048	$519,021
Other changes (1)	3,241	14,912	18,153	(245)	17,908

Balance December 31, 2003	364,160	170,966	535,126	1,803	536,929
Other changes (1)	1,447	6,302	7,749	(233)	7,516

Balance December 31, 2004	$365,607	$177,268	$542,875	$1,570	$544,445

(1)	Consists of changes primarily resulting from the translation of foreign currencies at different exchange rates from the beginning of the year to the end of the year and amortization of certain intangible assets.

Note 3 — Debt

Debt of the Company and its subsidiaries (in thousands of dollars) consists of the following:

	December 31,
	2004	2003
Notes payable, including commercial paper, average interest rate: 2004, 2.4%; 2003, 1.3%	$993,856	$1,187,142
Promissory notes, average interest rate: 2004, 6.1%; 2003, 6.2% (effective average interest rate: 2004, 6.1%; 2003, 6.2%); net of unamortized discount: 2004, $19,486; 2003, $11,676; due 2005 to 2028	5,700,443	4,895,180
Foreign subsidiaries’ debt in foreign currencies:
Short-term borrowings:
Banks, average interest rate: 2004, 3.5%; 2003, 3.6%	667,678	502,573
Commercial paper, average interest rate: 2004, 2.5%; 2003, 2.7%	787,660	1,034,912
Other borrowings, average interest rate: 2004, 3.3%; 2003, 12.7%	278,394	8,123

Total	$8,428,031	$7,627,930

The aggregate amounts of maturities of debt, in millions, are as follows: 2005, $3,054.3 (including $2,444.1 of commercial paper, demand and other short-term borrowings); 2006, $757.9; 2007, $1,037.8; 2008, $615.1; 2009, $570.5; after 2009, $2,400.2.

During the year ended December 31, 2004, short-term borrowings, in millions, were as follows: maximum amounts outstanding $2,851.8 commercial paper and $755.3 banks; monthly average amounts outstanding $2,140.9 commercial paper (weighted-average interest rate 2.0%) and $542.4 banks (weighted-average interest rate 3.3%).

During the year ended December 31, 2003, short-term borrowings, in millions, were as follows: maximum amounts outstanding $3,059.8 commercial paper and $528.7 banks; monthly average amounts outstanding $2,301.2 commercial paper (weighted-average interest rate 2.1%) and $429.3 banks (weighted-average interest rate 3.5%).

The net amortized discount charged to interest expense for the years ended December 31, 2004, 2003 and 2002 relating to debt and other liabilities, in millions, was $2.3, $2.1 and $2.1, respectively.

On September 30, 2003, the Company issued $500 million of 4.7% Senior Promissory Notes (the “4.7% Notes”) due on October 2, 2006. On June 3, 2004, the Company issued $600 million of 6.35% Senior Promissory Notes (the “6.35% Notes”) due on June 15, 2010. Effective September 30, 2003 and June 3,

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2004, the Company entered into interest rate swap agreements (“swaps”) relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and the 6.35% Notes to floating rate obligations with effective interest rates at December 31, 2004 of 4.15% and 4.32%, respectively. The swaps are designated as fair value hedges with no ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The carrying amounts of the interest rate swaps are adjusted to their fair value for changes in market interest rates, with an offsetting adjustment to the fixed rate debt. As of December 31, 2004, the fair value adjustments relating to the interest rate swaps on the 4.7% Notes and the 6.35% Notes were $7.0 million and $11.5 million, respectively. The fair value adjustment relating to the interest rate swap on the 4.7% Notes was reflected in the consolidated balance sheet in “Other accrued liabilities” with an offsetting decrease in “Debt”. The adjustment related to the interest rate swap on the 6.35% Notes was reflected in the consolidated balance sheet in “Prepaid expenses and other assets” with a corresponding increase in “Debt.”

During 2002, the Company established an Asset Backed Securitization (“ABS”) program to reduce its borrowing costs and enhance financing resources for its domestic car rental fleet. All debt issued under the ABS program is collateralized by the assets of the special purpose entities consisting of revenue earning vehicles used by the Company in its car rental business, restricted cash and certain receivables related to revenue earning vehicles. The ABS program provided for the initial issuance of asset backed commercial paper (up to $1.0 billion) and the subsequent issuance of asset backed medium-term notes. These instruments are issued by wholly owned and consolidated special purpose entities and are included in “Debt” in the consolidated balance sheet.

On March 31, 2004, the Company issued $600 million of asset backed medium-term notes (“the Medium-Term Notes”) under the ABS program. Of the $600 million of the Medium-Term Notes, $500 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100 million has a variable interest rate based on the one-month LIBOR rate plus nine basis points (2.5% as of December 31, 2004) and matures in 2007. Payments of principal and interest relating to the Medium-Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation.

At December 31, 2004, $297.6 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of December 31, 2004 was 2.3%. The collateralized commercial paper has a maximum term of 58 days when issued. At December 31, 2004, $600.0 million of asset backed Medium-Term Notes was outstanding. The average interest rate as of December 31, 2004 was 2.6%. At December 31, 2004, the outstanding commercial paper and Medium-Term Notes were collateralized by $889.1 million net book value of revenue earning vehicles, $54.6 million of receivables and $2.9 million of restricted cash. The restricted cash is to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the ABS program. Restricted cash is included in “Cash and equivalents” in the consolidated balance sheet.

On July 2, 2004, the Company established a Euro Medium-Term Note Program under which the Company and/or Hertz Finance Centre plc (“HFC”), a wholly owned subsidiary of the Company, can issue up to Euro 650 million in Medium-Term Notes (“Euro Notes”). On July 16, 2004, HFC issued Euro 200 million of Euro Notes under this program. The Euro Notes are fully guaranteed by the Company, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As of December 31, 2004, the interest rate on the Euro Notes was 3.25%.

On August 5, 2004, the Company issued $500 million of Promissory Notes consisting of $250 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250 million of 6.90% fixed rate notes due on August 15, 2014. As of December 31, 2004, the interest rate on the $250 million floating rate notes was 3.40%.

At December 31, 2004, the Company had committed credit facilities totaling $2.8 billion.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Currently, $1.3 billion of the committed credit facilities are represented by a combination of multi-year, 364-day global and other committed credit facilities provided by 23 participating banks. In addition to direct borrowings by the Company, the multi-year and 364-day global facilities allow certain subsidiaries of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2004 and currently total $999 million with expirations as follows: $46 million on June 30, 2005, $35 million on June 30, 2006, $108 million on June 30, 2007, $102 million on June 30, 2008 and $708 million on June 30, 2009. The multi-year facilities that expire in 2009 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 17, 2004, the 364-day global committed credit facilities, which total $94 million, were renegotiated and currently expire on June 16, 2005. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan. The other committed facilities total $175 million and expire at various times during 2005.

Effective September 18, 2002, as part of the ABS program, the Company transferred $928 million of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, the Company has waived the right to transfer them back to the 364-day global committed credit facilities without the consent of the participating banks. As of December 31, 2004, $814 million is currently available which expires in June 2005. In addition to the transfer of the 364-day commitments, the Company raised $215 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities which expires in June 2007. In exchange for this credit support, the Company agreed to reduce the bank’s multi-year facility commitment by one half of the amount of their ABS letter of credit participation.

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2006. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminates however, at any time Ford ceases to own, directly or indirectly, capital stock of the Company having more than 50% of the total voting power of all capital stock outstanding of the Company. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of 0.2% per annum is payable on the unused available credit.

The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc. (“FFS”), a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as a dealer for the Company’s domestic commercial paper programs. The Company pays fees to FFS, which range from 0.03% to 0.05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolios. In 2004, the Company paid FFS $89,148 of such fees. FFS is under no obligation to purchase any of the notes for its own account. The Company, through its subsidiary Hertz Australia Pty. Limited, has a similar agreement with Ford Credit Australia Limited, also an indirect wholly owned subsidiary of Ford.

Borrowing for the Company’s international operations also consists of loans obtained from local and international banks and commercial paper programs established in Ireland, Canada, the Netherlands, Belgium and Australia. The Company guarantees only the commercial paper borrowings of its subsidiaries in Ireland, Canada, the Netherlands and Belgium, and guarantees commercial paper and short-term bank loans of its subsidiary in Australia. All borrowings by international operations either are in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At December 31, 2004, total debt for the foreign operations was $1,734 million, of which $1,455 million was short-term (original maturity of less than one year) and $279 million was long-term. At December 31, 2004 total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Ireland, Canada, the Netherlands and Belgium were $385, $321, $54 and $28, respectively.

Based on the terms of an indenture dated April 1, 1986, under which the Company has issued debt securities, the Company’s ability to pay dividends is restricted. Such restriction provides that the Company may not pay dividends, invest in its own shares or permit investments by certain subsidiaries of the Company (“Restricted Subsidiaries”) in the Company’s shares subsequent to a specified date if, together

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with total investments by the Company and its Restricted Subsidiaries in subsidiaries that are not Restricted Subsidiaries made subsequent to such specified date, the aggregate of any such dividends or investments exceeds the sum of (i) a specified dollar amount, (ii) the aggregate net income of the Company and its Restricted Subsidiaries earned subsequent to such specified date and (iii) net proceeds received from capital stock issued subsequent to such specified date. At December 31, 2004, approximately $1,172 million of consolidated stockholder’s equity was free of such limitations. The foregoing amount was not affected by the Restatement described in Note 1A – Restatement of Consolidated Statements of Operations.

Note 4 — Available-for-Sale Securities

As of December 31, 2004 and 2003, “Prepaid expenses and other assets” in the consolidated balance sheet includes available-for-sale securities at fair value. The fair value is calculated using information provided by independent quotation services as of December 31, 2004. These securities consisted solely of government debt obligations whereas at December 31, 2003 corporate debt obligations were also included. For the years ended December 31, 2004, 2003 and 2002, proceeds, in millions, of $19.4, $10.3 and $4.1, respectively, were received from the sale of available-for-sale securities, and in thousands of dollars, gross realized gains of $196, $413, and $134 and gross realized losses of $193, $54 and $29, respectively, were included in earnings. Actual cost was used in computing the realized gain and loss on the sale. Unrealized gains and losses are included in “Accumulated other comprehensive income” in the consolidated balance sheet.

The following is a summary of available-for-sale securities at December 31, 2004 and December 31, 2003 (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004
Government debt obligations	$2,795	$19	$(28)	$2,786

Total	$2,795	$19	$(28)	$2,786

December 31, 2003
Government debt obligations	$2,619	$15	$(44)	$2,590
Corporate debt obligations	8,068	137	(27)	8,178

Total	$10,687	$152	$(71)	$10,768

The cost and estimated fair value of available-for-sale securities at December 31, 2004 are as follows (in thousands):

		Estimated
	Cost	Fair Value
Due in one year or less	$276	$270
Due after one year through five years	2,341	2,338
Due after five years through ten years	178	178

Total	$2,795	$2,786

Note 5 — Purchases and Sales of Operations

Effective January 1, 2000, Hertz International, Ltd., (“Hertz International”), entered into license and management services agreements with Axus International, Inc. (“Axus”), a wholly owned vehicle leasing subsidiary of Ford Motor Credit Company (“Ford Credit”), under which Hertz International licensed the Hertz name and agreed to provide management services to Axus for a five-year term. On August 31, 2000, the Company transferred substantially all the net assets of its leasing operations in Australia, New Zealand and the United Kingdom to Axus for $99.2 million. In the fourth quarter of 2002, Ford Credit sold

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Axus operations in Australia and New Zealand and in the first quarter of 2003, Axus operations in Europe were sold. Hertz International continued to license the Hertz name and provide management services until these operations were sold. During 2003 and 2002, fees earned by the Company from these agreements were approximately $1.8 million and $11.5 million, respectively. The Company continues to maintain leasing operations in Brazil.

In June 1999, the Company entered into a Limited Liability Company Agreement (“LLC Agreement”) with a subsidiary of Orbital Sciences Corporation (“Orbital”), whereby Navigation Solutions, L.L.C. (“Navigation Solutions”), a limited liability company, was formed to purchase NeverLost vehicle navigation systems from another subsidiary of Orbital for installation in selected vehicles in the Company’s North American fleet. In July 2001, Orbital’s subsidiary sold its membership interest in the limited liability company to a subsidiary of Thales North America, Inc. (“Thales”), which also acquired the Orbital subsidiary from whom the NeverLost vehicle navigation systems are purchased. During 2003 and 2002, the Company received distributions of $5.6 million and $6.6 million, respectively, under the LLC Agreement, which represents a 40% ownership interest. The net investment of $6.9 million as of December 31, 2003, (included in “Prepaid expense and other assets” in the consolidated balance sheet) is accounted for using the equity method of accounting. In January 2004, the Company and Thales amended the LLC Agreement to provide for the Company to increase its ownership interest to 65% and for the limited liability company to purchase additional NeverLost vehicle navigation systems. Prior to July 1, 2004, the Company received distributions totaling $2.0 million. On July 1, 2004, the Company increased its ownership interest in Navigation Solutions from 40% to 65%. This change resulted from an equity distribution by Navigation Solutions to the other member of Navigation Solutions, effectively reducing its ownership interest to 35%. Based upon this ownership change, the Company began consolidating 100% of Navigation Solutions’ balance sheet and results of operations into its financial statements and deducting the minority interest share relating to the 35% member.

Note 6 — Employee Retirement Benefits

Qualified U.S. employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan (“Hertz Retirement Plan”), a cash balance plan. Under this qualified Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute.

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

The Company also sponsors postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants’ contributions adjusted annually. An unfunded liability is recorded.

The Company uses a December 31 measurement date for the majority of its plans.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans for health care and life insurance covering domestic (“U.S.”) employees and the retirement plans for foreign operations (“Non-U.S.”), together with amounts included in the consolidated balance sheet and statement of operations (in millions of dollars):

	Pension Benefits				Health Care &
	U.S. Plans		Non-U.S. Plans		Life Insurance (U.S.)
	2004	2003	2004	2003	2004	2003
Change in Benefit Obligation
Benefit obligation at January 1	$276.2	$235.9	$97.6	$69.4	$14.1	$10.3
Service cost	21.1	17.3	5.3	3.3	0.4	0.4
Interest cost	17.7	15.5	5.4	4.1	0.9	0.8
Employee contributions	—	—	1.2	1.2	0.1	0.1
Benefits paid	(6.6)	(6.9)	(2.2)	(2.2)	(0.4)	(0.8)
Foreign exchange translation	—	—	9.0	10.0	—	—
Actuarial loss	30.8	14.4	15.9	11.8	2.2	3.3

Benefit obligation at December 31	$339.2	$276.2	$132.2	$97.6	$17.3	$14.1

Change in Plan Assets
Fair value of plan assets at January 1	$200.5	$123.9	$63.8	$38.6	$—	$—
Actual return on plan assets	27.8	26.9	7.1	7.3	—	—
Company contributions	49.4	56.6	8.2	14.4	0.3	0.7
Employee contributions	—	—	1.2	1.2	0.1	0.1
Benefits paid	(6.6)	(6.9)	(2.2)	(2.2)	(0.4)	(0.8)
Foreign exchange translation	—	—	5.8	4.4	—	—
Other	(0.6)	—	—	0.1	—	—

Fair value of plan assets at December 31	$270.5	$200.5	$83.9	$63.8	$—	$—

Funded Status of the Plan
Plan assets less than benefit obligation	$(68.7)	$(75.7)	$(48.3)	$(33.8)	$(17.3)	$(14.1)
Unamortized:
Transition obligation	—	—	0.2	0.2	—	—
Prior service cost	4.1	4.6	0.1	0.1	—	—
Net losses and other	41.7	22.0	39.5	25.4	4.5	2.6

Net amount recognized	$(22.9)	$(49.1)	$(8.5)	$(8.1)	$(12.8)	$(11.5)

Amounts Recognized in the Balance Sheet
Assets/(Liabilities)
Intangible assets (including prepaid assets)	$10.6	$3.6	$0.8	$—	$—	$—
Accrued liabilities	(40.1)	(57.4)	(24.2)	(19.9)	(12.8)	(11.5)
Deferred Income Tax	2.3	1.6	4.1	3.7	—	—
Accumulated other comprehensive loss, net of tax	4.3	3.1	10.8	8.1	—	—

Net amount recognized	$(22.9)	$(49.1)	$(8.5)	$(8.1)	$(12.8)	$(11.5)

Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$53.3	$39.0	$127.4	$93.7
Accumulated benefit obligation	40.1	33.2	103.9	80.0
Fair value of plan assets	—	—	80.3	60.2

Accumulated Benefit Obligation at December 31	$277.6	$229.1	$107.2	$83.0

Weighted-average assumptions as of December 31
Discount rate	5.75%	6.25%	5.14%	5.52%	5.75%	6.25%

Expected return on assets	8.75%	8.75%	6.90%	6.93%	N/A	N/A

Average rate of increase in compensation	4.4%	4.4%	3.3%	3.4%	N/A	N/A

Initial health care cost trend rate	—	—	—	—	11.0%	10.0%
Ultimate health care cost trend rate	—	—	—	—	5.0%	5.0%
Number of years to ultimate trend rate	—	—	—	—	9	10

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31,
							Health Care & Life
	Pension Benefits						Insurance (U.S.)
	2004		2003		2002		2004	2003	2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service cost	$21.1	$5.4	$17.3	$3.3	$16.3	$2.9	$0.4	$0.4	$0.2
Interest cost	17.7	5.4	15.5	4.1	14.1	3.7	1.0	0.8	0.7
Expected return on plan assets	(17.9)	(4.5)	(15.9)	(2.8)	(13.3)	(3.1)	—	—	—
Amortization:
Transition	—	—	—	0.7	—	0.1	—	—	—
Amendments	0.5	—	0.5	—	0.4	—		—	—
Losses(gains) and other	1.8	1.2	2.1	1.2	(0.6)	0.3	0.2	0.1	—

Net pension/postretirement expense	$23.2	$7.5	$19.5	$6.5	$16.9	$3.9	$1.6	$1.3	$0.9

Weighted-average discount rate for expense	6.25%	5.52%	6.75%	5.73%	7.25%	5.75%	6.25%	6.75%	7.25%

Weighted-average assumed long-term rate of return on assets	8.75%	6.93%	8.75%	6.94%	9.50%	7.42%

Initial health care cost trend rate	—	—	—	—	—	—	10.0%	10.0%	8.5%
Ultimate health care cost trend rate	—	—	—	—	—	—	5.0%	5.0%	5.0%
Number of years to ultimate trend rate	—	—	—	—	—	—	10	11	5

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects in whole dollars:

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$107,000	$93,000
Effect on postretirement benefit obligation	1,148,000	1,007,000

The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis. Retirement rate and salary increase assumptions were changed in 2003 to reflect historical experience, the effect of which was not considered material. The 2003 increase in the number of years to ultimate trend rate resulted from changes in trend assumptions.

The provisions charged to income for the years ended December 31, 2004, 2003 and 2002 for all other pension plans were approximately (in millions) $7.8, $7.3 and $7.2, respectively.

The provisions charged to income for the years ended December 31, 2004, 2003 and 2002 for the defined contribution plans were approximately (in millions) $13.7, $12.3 and $11.4, respectively.

Plan Assets

The Company’s major U.S. and Non-U.S. pension plans’ weighted-average asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

	Plan assets
	U.S.		Non U.S.
Asset Category	2004	2003	2004	2003
Equity securities	72.4%	64.1%	84.6%	85.0%
Fixed income securities	27.6	35.8	15.4	15.0
Other	—	0.1	—	—

Total	100.0%	100.0%	100.0%	100.0%

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has a long-term investment outlook for the assets held in its Company sponsored plans, which is consistent with the long-term nature of each plan’s respective liabilities. The Company has two major plans which reside in the U.S. and the United Kingdom.

The U.S. Plan (the “Plan”) currently has a target asset allocation of 70% equity and 30% fixed income. The equity portion of the Plan is invested in one passively managed index fund, one actively managed U.S. small/midcap fund and one actively managed international portfolio. The fixed income portion of the Plan is actively managed by a professional investment manager and is benchmarked to the Lehman Long Govt/Credit Index. The Plan currently assumes a 8.75% rate of return on assets which represents the expected long-term annual weighted-average return for the Plan in total. The annualized long-term performance of the Plan has generally been in excess of the long-term rate of return assumptions.

The U.K. Plan currently invests in a professionally managed Balanced Consensus Index Fund which has the investment objective of achieving a total return relatively equal to its benchmark. The benchmark is based upon the average asset weightings of a broad universe of U.K. pension funds invested in pooled investment vehicles and each of their relevant indices. The asset allocation as of December 31, 2004, was 84.6% equity and 15.4% fixed income. The U.K. Plan currently assumes a rate of return on assets of 7.0%, which represents the expected long-term annual weighted-average return.

Contributions

The Company’s policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. The Company from time to time makes contributions beyond those legally required. In 2004 and 2003, the Company made discretionary cash contributions of $48.0 million and $54.0 million, respectively, to the U.S. pension plan. In 2005, the Company expects to contribute, at a minimum, approximately $23.8 million to its worldwide pension plans, including contributions required by funding regulations, discretionary contributions and benefit payments for unfunded plans.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions of dollars):

		Healthcare & Life
	Pension Benefits	Insurance (U.S.)
2005	$12.5	$0.6
2006	14.6	0.7
2007	17.0	0.9
2008	18.4	1.0
2009	22.7	1.1
2010-2014	153.2	7.0

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of option transactions is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	7,227,817	$25.10	5,994,339	$29.43	4,647,127	$33.46
Granted	1,490,500	$13.26	1,473,625	$7.55	1,499,900	$16.91
Expired or canceled	(239,673)	$23.59	(240,147)	$25.38	(152,688)	$24.84
Exercised	(41,811)	$7.55	—	—	—	—

Outstanding at December 31	8,436,833	$23.14	7,227,817	$25.10	5,994,339	$29.43

Options exercisable at Dec. 31	5,608,824	$28.74	4,305,981	$30.57	3,015,727	$35.35
Weighted-average fair value of options granted during year		$4.62		$1.90		$6.01

The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average	Number of	Average
	Number of	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Exercisable	Price
$41.40 — $42.52	651,556	3.3	$41.42	651,556	$41.42
$35.66	1,059,793	5.1	$35.66	1,059,793	$35.66
$35.19	946,887	4.1	$35.19	946,887	$35.19
$27.42 — $30.19	1,598,975	6.1	$27.79	1,598,975	$27.79
$16.91	1,371,350	7.2	$16.91	905,091	$16.91
$13.07 — $13.26	1,455,175	9.2	$13.26	—	—
$7.55	1,353,097	8.2	$7.55	446,522	$7.55

Note 8 — Revenue Earning Equipment

Revenue earning equipment consists of rental cars and industrial and construction equipment and leased cars under closed-end leases where the disposition of the cars upon termination of the lease is for the account of the Company.

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Years ended December 31,
	2004	2003	2002
Depreciation of revenue earning equipment	$1,506,988	$1,504,482	$1,492,292
Adjustment of depreciation upon disposal of the equipment	(57,212)	808	(10,801)
Rents paid for vehicles leased	13,482	18,101	18,077

Total	$1,463,258	$1,523,391	$1,499,568

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2004, 2003 and 2002 included (in millions) a net gain of $25.8, a net loss of $1.9 and a net gain of $7.1, respectively, on the disposal of industrial and construction equipment, and net gains of $31.4, $1.1 and $3.7, respectively, on the disposal of cars used in the car rental and car leasing operations.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 — Taxes on Income

The provision (benefit) for taxes on income consists of the following (in thousands of dollars):

	Years ended December 31,
	2004	2003	2002
Current:
Federal	$(22,950)	$(214,487)	$(37,368)
Foreign	16,679	22,341	6,085
State and local	10,565	10,175	(2,711)

Total current	4,294	(181,971)	(33,994)

Deferred:
Federal	132,877	270,248	91,940
Foreign	(11,801)	(6,400)	3,300
State and local	8,500	(3,000)	11,100

Total deferred	129,576	260,848	106,340

Total provision	$133,870	$78,877	$72,346

The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

	Years ended December 31,
	2004	2003	2002
Difference between tax and book depreciation	$489,202	$145,208	$464,653
Accrued and prepaid expense deducted for tax purposes when paid or incurred	(41,640)	(32,267)	(3,078)
Tax operating loss (carryforwards) utilized	(341,090)	288,783	(365,982)
Foreign tax credit (carryforwards) utilized	(8,556)	(105,980)	8,595
Federal and state alternative minimum tax credit (carryforwards) utilized	(3,288)	(34,896)	2,152
Increase in valuation allowance	34,948	—	—

Total deferred provision	$129,576	$260,848	$106,340

The principal items in the deferred tax liability at December 31, 2004 and 2003 are as follows (in thousands of dollars):

	2004	2003
Difference between tax and book depreciation	$1,680,024	$1,190,822
Accrued and prepaid expense deducted for tax purposes when paid or incurred	(262,970)	(220,254)
Tax operating loss carryforwards	(423,585)	(82,495)
Foreign tax credit carryforwards, net of valuation allowance	(105,585)	(131,977)
Federal and state alternative minimum tax credit carryforwards	(38,184)	(34,896)

Total	$849,700	$721,200

At December 31, 2004 the Company had operating loss carryforwards for federal, state and foreign tax purposes totaling $423.6 million, of which $391.5 million expire through 2024. The remaining $32.1 million may be carried forward indefinitely. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized. The foreign tax credit carryforwards, net of valuation allowance, at December 31, 2004 of $105.6 million expire through 2014 and are expected to be fully utilized in the consolidated U.S. tax return of Ford. In connection with the filing of the 2003 consolidated tax return, net operating losses of the Company were carried back to prior periods, which increased the

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of foreign tax credit carryforwards. The federal and state alternative minimum tax credit carryforwards of $38.2 million may be used indefinitely to reduce federal and state income taxes.

In October 2004, President Bush signed the “American Job Creation Act of 2004” (the “Act”), which contains provisions related to the distribution of the earnings of foreign subsidiaries. There are currently significant uncertainties as to how these provisions will actually be implemented. The Company is in the process of evaluating the impact of the provisions of the Act.

The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

	Years ended December 31,
	2004	2003	2002
Computed tax at statutory rate	$175,893	$83,122	$75,738
State and local income taxes, net of Federal income tax benefit	12,392	4,664	5,453
Income taxes on foreign earnings at effective rates different from the U.S. statutory rate, including the anticipated realization of certain foreign tax benefits and the effect of subsidiaries’ gains and losses and exchange adjustments with no tax effect	(7,529)	(9,949)	(5,989)
Increase in valuation allowance	34,948	—	—
Adjustments made to Federal and foreign tax accruals in connection with tax audit evaluations	(69,834)	—	—
Favorable foreign tax adjustments relating to tax return filings	(11,684)	—	—
All other items, net	(316)	1,040	(2,856)

Total provision	$133,870	$78,877	$72,346

Note 10 — Lease and Concession Agreements

Hertz has various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in thousands of dollars):

	Years ended December 31,
	2004	2003	2002
Rents	$100,243	$90,421	$80,857
Concession fees:
Minimum fixed obligations	227,535	230,443	215,385
Additional amounts, based on revenues	182,069	132,860	139,918

Total	$509,847	$453,724	$436,160

As of December 31, 2004, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

	Rents	Concessions
Years ended December 31,
2005	$77,994	$166,108
2006	66,028	140,355
2007	53,083	117,098
2008	42,541	74,372
2009	30,524	50,564
Years after 2009	101,843	321,485

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Many of the Company’s concession agreements and real estate leases require it to pay or reimburse operating expenses, such as common area charges and real estate taxes, to pay concession fees above guaranteed minimums or additional rent based on a percentage of revenues or sales (as defined in those agreements) arising at the relevant premises, or both. Such obligations are not reflected in the table of minimum future obligations appearing immediately above.

In addition to the above, Hertz has various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

	Years ended December 31,
	2004	2003	2002
Revenue earning equipment	$13,482	$18,101	$18,077
Office and computer equipment	15,338	13,075	11,732

Total	$28,820	$31,176	$29,809

As of December 31, 2004, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): 2005, $15,587; 2006, $9,905; 2007, $2,515; 2008, $134; 2009, $81; after 2009, $29.

Note 11 — Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The segment revenues information below for 2003 and 2002 has been restated to reflect the effect of the Company’s Restatement as discussed in Note 1A – Restatement of Consolidated Statements of Operations.

The Company has identified two significant segments: rental of cars and light trucks (“car rental”); and rental of industrial, construction and materials handling equipment (“industrial and construction equipment rental”). The contribution of these segments, as well as “corporate and other,” for each of the three years ended December 31, 2004 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, certain interest expense, as well as other business activities, such as claim management and, prior to 2003, telecommunication services.

	Years ended December 31,
	2004	2003	2002
Revenues (Restated)
Car rental	$5,508	$4,889	$4,610
Industrial and construction equipment rental	1,162	1,038	1,019
Corporate and other	6	7	9

Total	$6,676	$5,934	$5,638

Income (loss) before income taxes and minority interest
Car rental	$438	$279	$264
Industrial and construction equipment rental	88	(22)	(38)
Corporate and other	(23)	(20)	(10)

Total	$503	$237	$216

Depreciation of revenue earning equipment
Car rental	$1,228	$1,258	$1,229
Industrial and construction equipment rental	235	265	271
Corporate and other	—	—	—

Total	$1,463	$1,523	$1,500

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31,
	2004	2003	2002
Depreciation of property and equipment
Car rental	$136	$111	$116
Industrial and construction equipment rental	37	36	35
Corporate and other	5	5	4

Total	$178	$152	$155

Amortization of intangibles
Car rental	$1	$—	$—
Industrial and construction equipment rental	—	1	1
Corporate and other	—	—	—

Total	$1	$1	$1

Operating income (loss): pre-tax income (loss) before interest expense and minority interest
Car rental	$742	$551	$530
Industrial and construction equipment rental	160	54	52
Corporate and other	(15)	(12)	1

Total	$887	$593	$583

Total assets at end of year
Car rental	$10,351	$9,310	$8,354
Industrial and construction equipment rental	2,157	1,891	1,965
Corporate and other	1,588	1,378	810

Total	$14,096	$12,579	$11,129

Revenue earning equipment, net, at end of year
Car rental	$7,597	$6,462	$5,998
Industrial and construction equipment rental	1,526	1,331	1,428
Corporate and other	—	—	—

Total	$9,123	$7,793	$7,426

Revenue earning equipment and property and equipment
Car rental
Expenditures	$10,885	$9,292	$9,891
Proceeds from disposals	(8,554)	(7,701)	(7,901)

Net expenditures	$2,331	$1,591	$1,990

Industrial and construction equipment rental
Expenditures	$708	$368	$272
Proceeds from disposals	(246)	(228)	(197)

Net expenditures	$462	$140	$75

Corporate and other
Expenditures	$3	$3	$4
Proceeds from disposals	—	—	—

Net expenditures	$3	$3	$4

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates in the United States and in foreign countries. Foreign operations are substantially in Europe. The operations within major geographic areas are summarized as follows (in millions of dollars):

	Years ended December 31,
	2004	2003	2002
Revenues (Restated)
United States	$4,678	$4,256	$4,221
Foreign	1,998	1,678	1,417

Total	$6,676	$5,934	$5,638

Income before income taxes and minority interest
United States	$323	$132	$131
Foreign	180	105	85

Total	$503	$237	$216

Depreciation of revenue earning equipment
United States	$1,107	$1,241	$1,252
Foreign	356	282	248

Total	$1,463	$1,523	$1,500

Depreciation of property and equipment
United States	$137	$114	$124
Foreign	41	38	31

Total	$178	$152	$155

Amortization of intangibles
United States	$—	$1	$1
Foreign	1	—	—

Total	$1	$1	$1

Operating income: pre-tax income before interest expense and minority interest
United States	$661	$449	$461
Foreign	226	144	122

Total	$887	$593	$583

Total assets at end of year
United States	$10,099	$9,014	$8,423
Foreign	3,997	3,565	2,706

Total	$14,096	$12,579	$11,129

Revenue earning equipment, net, at end of year
United States	$6,705	$5,873	$5,908
Foreign	2,418	1,920	1,518

Total	$9,123	$7,793	$7,426

Revenue earning equipment and property and equipment
United States
Expenditures	$7,928	$6,801	$7,714
Proceeds from disposals	(5,818)	(5,453)	(5,995)

Net expenditures	$2,110	$1,348	$1,719

Foreign
Expenditures	$3,668	$2,862	$2,453
Proceeds from disposals	(2,982)	(2,476)	(2,103)

Net expenditures	$686	$386	$350

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 — Litigation and Guarantees

Litigation – Pending

On March 1, 2002, Bowdoin Square, L.L.C. v. Winn-Dixie Montgomery, Inc., Wal-Mart Stores East, Inc., The Hertz Corporation, et al. was commenced in the Circuit Court for Madison County, Alabama. The complaint alleges that the Company, Wal-Mart Stores East, Inc. and other defendants violated certain private land use restrictions and intentionally interfered with plaintiff’s contractual relationship with its tenant, Winn-Dixie Montgomery, Inc., when the Company subleased a former Wal-Mart store located in a shopping center in Saraland (Mobile County), Alabama. The complaint also alleges that the Company and other defendants negligently and wantonly injured the value of plaintiff’s interest in the shopping center. A motion to transfer the case to the Circuit Court for Mobile County was granted in September 2002, and the Company filed its answer to the complaint. The plaintiff’s claims against Winn-Dixie Montgomery, Inc. have been severed and will be tried separately from the claims against Wal-Mart and the Company. A trial of the claims against Wal-Mart and the Company is scheduled to begin in April 2005.

On August 1, 2002, Jennifer Myers, an individual and on behalf of all others similarly situated, v. The Hertz Corporation was filed in the United States District Court for the Eastern District of New York. The complaint alleges a nationwide “opt-in collective action” on behalf of all Senior Station Managers, Station Managers and “B” Station Managers employed by the Company throughout the United States, contesting their exempt classification and seeking payment of overtime compensation under the federal Fair Labor Standards Act (“FLSA”). The complaint also contains a subclass for all such managers employed in New York for alleged violations of state labor laws. Plaintiffs have not yet been permitted to obtain a nationwide “opt-in,” as discovery has been thus far limited to the location where the plaintiffs are employed in an effort by the court to determine the viability of a nationwide action. To that end, depositions were completed, and in July 2004 the Company fully briefed and filed a motion for summary judgment, which was denied in March 2005.

On June 16, 2003, Wide World Tours of Mission Valley, Inc., Travel Support Systems, Inc., Vacation Marketing Group of Hawaii., Cecilia Pedroza, and International Travel Bureau, Inc. v. Avis Rent A Car System, Inc., Budget Rent A Car System, Inc., Dollar Rent A Car, Inc., Enterprise Rent-A-Car Company, The Hertz Corporation, and Thrifty Rent-A-Car System, Inc. was commenced in Superior Court of the State of California, for the County of San Diego. Wide World Tours purports to be a class action on behalf of certain United States travel agents and agencies that regularly book customers with the major rental car companies. The complaint alleges that the defendant rental car companies breached their unwritten contracts with the plaintiffs by knowingly and deliberately under-reporting and underpaying the commissions due to the plaintiffs, that in so doing the defendants engaged in deceit and that the defendants engaged in unfair competition by deducting processing fees or other administrative fees from payments they make to travel agents. After the defendants filed misjoinder motions, an amended complaint was filed against the Company with a separate new lawsuit commenced against Avis. After a hearing in April 2004, the judge certified a class of “California only” travel agencies. In November 2004, the Company and the representative plaintiffs, following mediation, agreed to a nationwide settlement. Under the terms of the settlement, the plaintiffs will file an amended complaint on behalf of a nationwide class of travel agents and the Company, without admitting liability and in return for a general release, will provide members of the settlement class with car rental certificates the majority of which, when utilized by customers of the class members, will result in the payment of a bonus commission to the sponsoring members. In addition, the Company has agreed to pay the fees of the plaintiffs’ attorneys. In March 2005, the court granted preliminary approval to the settlement.

On August 28, 2003, Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation was commenced in the Superior Court of New Jersey, Essex County. Henderson purports to be a class action on behalf of all persons who purchased optional insurance products in the State of New Jersey or in other states from or through the Company at times that the Company did not have required licenses to sell such insurance. In January 2004, the Company’s motion to dismiss was granted and an order of dismissal was thereafter entered. The plaintiff has appealed the dismissal, and that appeal has now been briefed, argued and submitted to the New Jersey Appellate Division for a decision.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 22, 2003, Stephen Moore, on behalf of himself and all others similarly situated, v. The Hertz Corporation was commenced in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County. Moore purports to be a class action on behalf of persons who rented vehicles from the Company in Florida and were allegedly overcharged for the recovery of a tire and battery solid waste management fee and the recovery of registration fees for the issuance of Florida license plates. Similar lawsuits were separately commenced by the same plaintiff against Avis Rent A Car System Inc. and Budget Rent A Car System, Inc. In February 2004, the plaintiff filed an amended class action complaint which alleges that, in addition to the initial causes of action, the Company deceptively collected an improper “federal excise tax” on frequent flyer mileage awards to class members. The Company answered the amended complaint and discovery commenced. In January 2005, the Company filed a motion for summary judgment and the plaintiff filed a revised motion for class certification. Rulings on these motions are expected in the second quarter of 2005.

On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a Fuel and Service Charge (“FSC”) by the Company or all Texas residents who were charged a FSC by the Company. The complaint, alleges that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. In response to various motions by the Company, the plaintiff has filed two amended complaints which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by the Company or by its Corpus Christi Licensee. A new cause of action was also added for conversion. After some limited discovery, the Company filed a motion for summary judgment in December 2004. That motion was denied in January 2005. More extensive discovery will now commence.

On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purports to be a class action, this time on behalf of Oklahoma residents who rented from the Company and incurred the Company’s FSC. The petition alleges that the imposition of the FSC is a breach of contract and amounts to an unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. In March 2005, the trial court granted the Company’s motion to dismiss the action but also granted the plaintiff the right to replead.

In addition, the Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for bodily injury, including death, and property damage (“PL/PD”) arising from the operation of motor vehicles and equipment rented from the Company and its licensees. In aggregate, the Company can be expected to expend material sums to defend and settle PL/PD actions and claims or to pay judgments resulting from them.

Among the PL/PD pending actions against the Company are a total of 142 actions filed in Mississippi on behalf of 4,176 plaintiffs seeking damages for silicosis, which the plaintiffs allegedly sustained from the use of equipment rented from HERC. The complaints name HERC as one of approximately 88 co-defendants. PL/PD claims and actions are provided for within the Company’s PL/PD program.

The Company believes it has meritorious defenses in the foregoing matters and will defend itself vigorously.

In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related accruals is not expected to materially affect the consolidated financial position, results of operations or cash flows of the Company.

Litigation – Recently Resolved

James Han, individually and on behalf of all others similarly situated v. The Hertz Corporation. (Previously discussed on pages 9 and 10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.) The Appellate Division of the New York Supreme Court, First Department, affirmed the trial court’s dismissal of Han. The time period for further appeal has now expired.

Guarantees

At December 31, 2004, the following guarantees were issued and outstanding.

Indemnifications: In the ordinary course of business, the Company executes contracts involving indemnifications standard in the relevant industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims against any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and has accrued for expected losses that are probable. The types of indemnifications for which payments are possible include the following:

Environmental: The Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such costs or damages for which the Company may be held responsible could be substantial. The probable losses that the Company expects to incur in connection with many of these sites have been accrued and those losses are reflected in the Company’s consolidated financial statements. At December 31, 2004, the aggregate amount accrued for environmental liabilities reflected in the Company’s consolidated balance sheet in “Other accrued liabilities” is $5.4 million. The accrual represents the estimated cost to study potential environmental issues at sites deemed investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 — Quarterly Financial Information (Unaudited)

The following quarterly results of operations for 2004 and 2003 have been restated to reflect the effect of the Restatement as discussed in Note 1A – Restatement of Consolidated Statements of Operations (in thousands of dollars):

	First Quarter 2004		Second Quarter 2004 (1)		Third Quarter 2004(5)
	As		As		As		Fourth
	Previously	As	Previously	As	Previously	As	Quarter	Year ended
	Reported	Restated	Reported	Restated	Reported	Restated	2004(2)(5)	Dec. 31, 2004
Revenues:
Car rental	$1,053,242	$1,198,213	$1,187,158	$1,353,706	$1,363,814	$1,538,357	$1,340,529	$5,430,805
Industrial and construction equipment rental	209,956	240,268	243,467	281,989	277,047	316,331	323,367	1,161,955
Other	14,750	17,763	17,111	20,427	20,239	24,509	20,493	83,192

Total revenues	1,277,948	1,456,244	1,447,736	1,656,122	1,661,100	1,879,197	1,684,389	6,675,952

Expenses:
Direct operating	688,436	865,145	709,907	916,684	778,384	994,164	958,368	3,734,361
Depreciation of revenue earning equipment	359,958	359,958	353,784	353,784	370,738	370,738	378,778	1,463,258
Selling, general and administrative	146,587	148,174	142,586	144,195	158,742	161,059	137,889	591,317
Interest, net of interest income	87,963	87,963	94,743	94,743	102,372	102,372	99,386	384,464

Total expenses	1,282,944	1,461,240	1,301,020	1,509,406	1,410,236	1,628,333	1,574,421	6,173,400

Income (loss) before income taxes and minority interest	(4,996)	(4,996)	146,716	146,716	250,864	250,864	109,968	502,552

(Provision) benefit for taxes on income	1,713	1,713	(51,250)	(51,250)	(64,968)	(64,968)	(19,365)	(133,870)

Minority interest	—	—	—	—	(1,456)	(1,456)	(1,755)	(3,211)

Net income (loss)	$(3,283)	$(3,283)	$95,466	$95,466	$184,440	$184,440	$88,848	$365,471

									Year ended
	First Quarter 2003(3)		Second Quarter 2003(3)(4)		Third Quarter 2003		Fourth Quarter 2003		Dec. 31, 2003
	As		As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Revenues:
Car rental	$938,850	$1,068,230	$1,033,668	$1,178,900	$1,225,400	$1,384,089	$1,041,326	$1,188,036	$4,239,244	$4,819,255
Industrial and construction equipment rental	194,087	220,261	220,710	256,000	245,966	280,517	243,819	280,976	904,582	1,037,754
Other	14,723	17,579	15,431	18,815	18,178	21,997	15,771	18,270	64,103	76,661

Total revenues	1,147,660	1,306,070	1,269,809	1,453,715	1,489,544	1,686,603	1,300,916	1,487,282	5,207,929	5,933,670

Expenses:
Direct operating	621,369	778,215	625,522	807,682	690,701	885,871	659,135	844,333	2,596,727	3,316,101
Depreciation of revenue earning equipment	363,026	363,026	373,037	373,037	396,808	396,808	390,520	390,520	1,523,391	1,523,391
Selling, general and administrative	131,213	132,777	122,204	123,950	125,486	127,375	116,373	117,541	495,276	501,643
Interest, net of interest income	88,888	88,888	89,422	89,422	88,966	88,966	87,767	87,767	355,043	355,043

Total expenses	1,204,496	1,362,906	1,210,185	1,394,091	1,301,961	1,499,020	1,253,795	1,440,161	4,970,437	5,696,178

Income (loss) before income taxes	(56,836)	(56,836)	59,624	59,624	187,583	187,583	47,121	47,121	237,492	237,492

(Provision) benefit for taxes on income	19,144	19,144	(20,034)	(20,034)	(60,888)	(60,888)	(17,099)	(17,099)	(78,877)	(78,877)

Net income (loss)	$(37,692)	$(37,692)	$39,590	$39,590	$126,695	$126,695	$30,022	$30,022	$158,615	$158,615

(1)	Includes $7.0 million received in the second quarter of 2004 regarding claims made by the Company on its insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001.

(2)	Includes a final gain of $7.5 million in the fourth quarter of 2004 from the condemnation of a car rental and support facility in Florida.

(3)	Includes a credit totaling $7.8 million in the first and second quarter of 2003 from a one-time refund of Goods and Service Tax related to the Company’s Australian car rental operations.

(4)	Includes an initial gain of $8.0 million in the second quarter of 2003 from the condemnation of a car rental and support facility in Florida.

(5)	Includes favorable foreign tax adjustments of $23.3 million in the third quarter of 2004 and net favorable domestic and foreign tax adjustments of $23.3 million in the fourth quarter of 2004.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, short term investments and trade receivables. The Company places its cash equivalents with a number of financial institutions and investment funds to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2004, the Company had no significant concentration of credit risk.

Cash and Equivalents

Fair value approximates cost indicated on the balance sheet at December 31, 2004 because of the short-term maturity of these instruments.

Short-Term Investments

Fair value approximates cost indicated on the balance sheet at December 31, 2004 because of the short-term maturity of these instruments. The balance at December 31, 2004, of $557.0 million consists of investments with a related party investment fund that pools and invests excess cash balances of Ford and certain Ford subsidiaries.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities. The fair value of all debt at December 31, 2004 and December 31, 2003 approximated $8.63 billion and $7.89 billion, respectively, compared to carrying value of $8.43 billion and $7.63 billion, respectively.

Derivative Financial Instruments

From time to time, the Company and its subsidiaries enter into arrangements to manage exposure to fluctuations in interest rates. These arrangements consist of interest-rate swap agreements. The differential paid or received on these agreements is recognized as an adjustment to interest expense. These agreements are not entered into for speculative or trading purposes. Effective September 30, 2003, the Company entered into interest rate swap agreements relating to the issuance of its 4.7% Senior Promissory notes due October 2, 2006. Effective June 3, 2004, the Company entered into interest rate swap agreements relating to the issuance of its 6.35% Senior Promissory notes due June 15, 2010. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations.

The Company and its subsidiaries have entered into arrangements to manage exposure to fluctuations in foreign exchange rates, for selected marketing programs. These arrangements consist of the purchase of foreign exchange options. At December 31, 2004, the total notional amount of these instruments was $24.9 million, maturing at various dates in 2005 and 2006, and the fair value of all outstanding contracts, was approximately $0.3 million. The fair value of the foreign currency instruments was estimated using market prices provided by financial institutions. Gains and losses resulting from changes in the fair value of these instruments are included in earnings. The total notional amount included options to sell British Pounds, Canadian dollars, Yen and Euro, in the notional amounts of $17.5 million, $3.2 million, $2.7 million and $1.5 million, respectively.

The Company and its subsidiaries manage exposure to fluctuations in currency risk on intercompany loans the Company makes to certain of its foreign subsidiaries by entering into foreign currency forward contracts (“forwards”) at the time of the loans. The forward rate is reflected in the intercompany loan rate to the foreign subsidiaries, and as a result, the forward contracts have no impact on earnings. At December 31, 2004, the total notional amount of these forwards was $140.3 million, maturing within one

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to three months. The total notional amount includes forwards to sell Australian dollars, Euro, Swiss Francs and British Pounds in the notional amounts of $55.2 million, $41.1 million, $23.7 million and $20.3 million, respectively.

Note 15 – Relationship with Ford

The Company is an indirect wholly owned subsidiary of Ford. The Company and certain of its subsidiaries have entered into contracts, or other transactions or relationships, with Ford or subsidiaries of Ford, the most significant of which are described below.

Car purchases and repurchases

Over the three years ended December 31, 2004, on a weighted-average basis, approximately 51% of the cars acquired by the Company for its U.S. car rental fleet, and approximately 31% of the cars acquired by the Company for its international fleet, were manufactured by Ford and subsidiaries. During 2004, approximately 41% of the cars acquired by the Company domestically were manufactured by Ford and subsidiaries and approximately 32% of the cars acquired by the Company for its international fleet were manufactured by Ford and subsidiaries, which represented the largest percentage of any automobile manufacturer in that year.

The Company and Ford are parties to a car supply agreement, which commenced on September 1, 1997, for a period of ten years. Under the agreement, Ford and the Company have agreed to negotiate in good faith on an annual basis with respect to the supply of cars. For each model year, Ford must supply cars to the Company on terms and conditions that are no less favorable than those offered by Ford to other daily car rental companies. Effective September 1, 2004, the Company and Ford amended the agreement with respect to the 2005 through 2007 vehicle model years. As amended, the agreement only applies to the Company’s fleet requirements in the United States and to “Ford,” “Lincoln” or “Mercury” brand vehicles. The original agreement was global in scope. As a result of the changes that were made, on a per model year basis, the Company may purchase fewer vehicles than it had under the original agreement.

During the years ended December 31, 2004, 2003 and 2002, the Company purchased cars from Ford and its subsidiaries at a cost of approximately (in billions) $4.4, $4.9 and $5.1, respectively, and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $3.3, $3.8 and $3.8, respectively.

Advertising

The Company is a party to a joint advertising agreement with Ford, which commenced on September 1, 1997, for a period of ten years. The agreement was amended effective September 1, 2004. Pursuant to the agreement, Ford participates in some of the cost of certain of the Company’s advertising programs featuring the Ford name or products in the United States (and abroad through August 31, 2004). The amounts contributed by Ford for the years ended December 31, 2004, 2003 and 2002 were (in millions) $38.1, $47.9 and $48.4, respectively. Based on the changes to the advertising agreement effective September 1, 2004, the Company anticipates that the advertising contributions payable by Ford during the 2005 vehicle model year will be less than the advertising contributions the Company received from Ford for the 2004 vehicle model year. The Company incurred net advertising expense for the years ended December 31, 2004, 2003 and 2002 of (in millions) $164.0, $123.4 and $114.8, respectively.

Stock option plan

Certain employees of the Company participate in the stock option plan of Ford under Ford’s 1998 Long-Term Incentive Plan.

Financial arrangements

In February 1997, Ford extended to the Company a line of credit of $500 million, which currently expires June 30, 2006. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminates however, at any time Ford ceases to own, directly or indirectly, capital stock of the Company having more than 50% of the total voting

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

power of all capital stock outstanding of the Company. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of 0.2% per annum is payable on the unused available credit.

The Company maintains a Sales Agency Agreement with Ford Financial Services, Inc, (“FFS”), a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as a dealer for the Company’s domestic commercial paper programs. The Company, through its subsidiary Hertz Australia Pty. Limited, has a similar agreement with Ford Credit Australia Limited, also an indirect wholly owned subsidiary of Ford.

As of December 31, 2004 and 2003, Ford owed the Company and its subsidiaries $445.2 million and $520.8 million, respectively, the majority of which relates to various car repurchase and warranty programs. The balance at December 31, 2004, also includes $250.7 million which represents amounts due under a tax sharing agreement with Ford. As of December 31, 2004, and 2003, the Company and its subsidiaries owed Ford $76.5 million and $119.9 million, respectively (which amounts are included in “Accounts payable” in the Company’s consolidated balance sheet), relating to vehicles purchased, and includes the liability for Ford stock-based employee compensation.

The Company has made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $557.0 million at December 31, 2004 and will be held until the funds are required for operating purposes or used to reduce indebtedness.

Taxes

The Company and its domestic subsidiaries file consolidated Federal income tax returns with Ford. The Company has entered into a tax sharing agreement with Ford providing that the Company and Ford will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company (subject to certain adjustments) will be determined as though the Company were to file separate federal, state and local income tax returns as the common parent of an affiliated group of corporations filing combined, consolidated or unitary federal, state and local returns, rather than a consolidated subsidiary of Ford, with respect to federal, state and local income taxes. With respect to foreign tax credits, the agreement provides that the Company’s right to reimbursement will be determined based on usage of such foreign tax credits by the consolidated group.

Dividends

The Company expects to begin paying semi-annual dividends to Ford, commencing in June 2005, in aggregate amounts that would cause the Company to maintain an estimated prospective 3.5-to-1 full-year average debt-to-equity ratio, after dividend payments, computed on a monthly average basis (with no dividends to be paid if such ratio would exceed 3.5-to-1).

Other relationships

The Company and Ford also engage in other transactions in the ordinary course of their respective businesses. These include the Company’s rental to Ford of cars and industrial and construction equipment and Ford Credit’s financing of purchases of used cars sold by the Company at retail.

In addition, the Company is named as an additional insured under certain of Ford’s insurance policies, for which the Company pays its allocated portion of the premiums.

SCHEDULE II

THE HERTZ CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002

	Balance at	Additions
	Beginning of	Charged to	Translation			Balance at
	Year	Expense	Adjustments	Deductions		End of Year
	Dollars in thousands
2004

Allowance for doubtful accounts	$35,758	$14,133	$1,123	$20,567	(a)	$30,447

2003

Allowance for doubtful accounts	$29,047	$23,053	$3,646	$19,988	(a)	$35,758

2002

Allowance for doubtful accounts	$38,886	$15,570	$2,900	$28,309	(a)	$29,047

(a)	Amounts written off, net of recoveries.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

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

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles; and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. The Company regards its internal control over financial reporting as an element of its disclosure controls and procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below.

The Company is restating its financial statements in the manner, and for the reasons, described generally in the Explanatory Note to this Report and in more detail in Note 1A to the Notes to the Company’s consolidated financial statements included in this Report. As explained in Note 1A, the Restatement has been necessitated by the Company’s prior presentation of certain items of revenue and expense on a net basis in circumstances under which generally accepted accounting principles (“GAAP”), and particularly those set forth in EITF No. 99-19 and No. 01-14, required presentation on a gross basis. In view of this error in the application of GAAP, the Company has determined that, as of December 31, 2004, a material weakness existed in the Company’s internal control over financial reporting with respect to the selection and application of GAAP to its financial statements.

The Company has considered the impact of the material weakness as of December 31, 2004, and determined that the magnitude of any actual or potential misstatement in its financial statements was limited to an increase by identical amounts in revenue and expense in the relevant financial statements, with no changes to income before income taxes or net income (loss) and no effect on consolidated balance sheets or consolidated statements of cash flows.

Since December 31, 2004, the Company has taken a series of steps designed to improve the control processes regarding the selection and application of GAAP and preparation and review of the consolidated financial statements. Specifically, key personnel involved in the Company’s financial reporting processes have enhanced the process through which authoritative guidance will be monitored on a regular basis. On-going reviews of authoritative guidance will be conducted in order to ensure that new guidance is being complied with in the preparation of the financial statements, related disclosures and periodic filings with the SEC. Additionally, when the Company became aware of the misapplication of EITF No. 99-19 and No. 01-14, the Company’s management reviewed all applicable authoritative guidance issued since 1999 in relation to all consolidated financial statements which had been filed with the SEC.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

     Omitted.

ITEM 11. Executive Compensation.

     Omitted.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     Omitted.

ITEM 13. Certain Relationships and Related Transactions.

     Omitted.

ITEM 14. Principal Accounting Fees and Services.

The aggregate fees billed by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered public accounting firm, were as follows (in thousands of dollars):

	2004	2003
Fees:
Audit	$3,843	$1,933
Audit-related	618	234
Tax	451	718
All other	—	240

Total	$4,912	$3,125

Audit-related fees were for services in connection with debt offerings and assurance services. Tax fees related to tax compliance, preparation of tax returns, tax planning and tax assistance for international service employees. All other fees were principally related to actuarial services which were transitioned away from PwC in 2003.

The Company’s Audit Committee has established pre-approval policies and procedures that govern the engagement of PwC and the services provided by PwC to the Company. The policies and procedures are detailed as to the particular services. The Company’s Audit Committee is informed of the services provided to the Company by PwC, including the audit fee requests for those services that have been submitted to and approved by Ford’s Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Page
(a) 1.	Financial Statements:
The Hertz Corporation and Subsidiaries —
	Report of Independent Registered Public Accounting Firm		32
	Consolidated Balance Sheet at December 31, 2004 and 2003		33
	Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002		34
	Consolidated Statement of Stockholder’s Equity for the years ended December 31, 2004, 2003 and 2002		35
	Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002		36-37
	Notes to Consolidated Financial Statements		38-64

2.	Financial Statement Schedules:
The Hertz Corporation and Subsidiaries —
	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002		65

3.	Exhibits:

	(3)	Articles of Incorporation and By-Laws

(a) Restated Certificate of Incorporation of the Company (filed as Exhibit (3)(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

(b) By-Laws of the Company, effective January 1, 2004 (filed as Exhibit (3)(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

	(4)	Instruments defining the rights of security holders, including indentures

(a) At December 31, 2004, the Company had various obligations which could be considered as long-term debt, none of which exceeded 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

	(10)	Material Contracts.

(a) Ford/Hertz Framework Supply Agreement between the Company and Ford dated February 20, 1997, as amended effective September 1, 2004.*

(b) Amended and Restated Advertising Agreement between the Company and Ford dated February 20, 1997, as amended effective September 1, 2004.*

(c) Tax-Sharing Agreement between the Company and Ford.**

	(12)	Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 2004.

	(23)	Consent of Independent Registered Public Accounting Firm.

	(31.1)	Certification of the Chief Executive Officer Pursuant to Rule 15d – 14(a).

	(31.2)	Certification of the Chief Financial Officer Pursuant to Rule 15d– 14(a).

	(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

	(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, portions of which were omitted and filed separately pursuant to a request for confidential treatment.

**	Incorporated herein by reference from the Company’s Registration Statement No. 333-22517 on Form S-1 dated April 24, 1997.

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

March 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Craig R. Koch	Director, Chairman of the Board and Chief Executive Officer
Craig R. Koch	(Principal Executive Officer)

/s/ Michael E. Bannister	Director
Michael E. Bannister

/s/ Greg C. Smith	Director
Greg C. Smith

/s/ Donat R. Leclair	Director
Donat R. Leclair

/s/ Paul J. Siracusa	Director, Executive Vice President and Chief Financial Officer
Paul J. Siracusa	(Principal Financial Officer)

/s/ Richard J. Foti	Staff Vice President and Controller
Richard J. Foti	(Principal Accounting Officer)

EXHIBIT INDEX

(12)	Computation of Consolidated Ratio of Earnings to Fixed Charges for each of the five years in the period ended December 31, 2004.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of the Chief Executive Officer Pursuant to Rule 15d – 14(a).

(31.2)	Certification of the Chief Financial Officer Pursuant to Rule 15d – 14(a).

(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.