Form 10-Q
period 2005-03-31
HERTZ CORP
filed 2005-05-11
CIK 47129

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7541

THE HERTZ CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	13-1938568

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of May 11, 2005: Common Stock, $0.01 par value - 100 shares.

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	1

	Condensed Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004	2

	Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 and 2004	3

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004	4

	Notes to Condensed Consolidated Financial Statements	5 - 12

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

ITEM 4.	Controls and Procedures	19-20

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 6.	Exhibits	21

SIGNATURES		22

EXHIBIT INDEX		23
EX-12: CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-15: LETTER FROM PRICEWATERHOUSECOOPERS LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

     Stockholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statement of operations for each of the three-month periods ended March 31, 2005 and March 31, 2004 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2005 and March 31, 2004. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein), and in our report dated March 21, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1A to the condensed consolidated financial statements, the Company has restated its condensed consolidated statement of operations for the three months ended March 31, 2004.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 10, 2005

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
Unaudited

	March 31,	December 31,
	2005	2004
ASSETS
Cash and equivalents (Notes 3 and 7)	$695,162	$680,866
Short-term investments (Notes 3 and 11)	261,682	556,997
Receivables, less allowance for doubtful accounts of $28,223 and $30,447 (Note 7)	1,135,717	1,282,290
Due from affiliates (Note 11)	433,189	445,235
Inventories, at lower of cost or market	89,586	83,287
Prepaid expenses and other assets	133,519	144,168
Revenue earning equipment, at cost (Notes 6, 7 and 11):
Cars	9,144,020	8,380,688
Less accumulated depreciation	(788,524)	(783,499)
Other equipment	2,413,556	2,378,673
Less accumulated depreciation	(817,046)	(852,947)

Total revenue earning equipment	9,952,006	9,122,915

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,325,207	1,296,196
Service equipment	1,248,764	1,232,739

	2,573,971	2,528,935
Less accumulated depreciation	(1,321,021)	(1,292,764)

Total property and equipment	1,252,950	1,236,171

Goodwill and other intangible assets (Note 4)	549,539	544,445

Total assets	$14,503,350	$14,096,374

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable (Note 11)	$1,153,811	$786,037
Accrued liabilities (Note 7)	794,690	835,680
Accrued taxes	148,522	130,062
Debt (Notes 7 and 11)	8,514,188	8,428,031
Public liability and property damage	376,381	391,696
Deferred taxes on income	863,500	849,700

Total liabilities	11,851,092	11,421,206

Minority interest (Note 1)	6,490	4,921

Stockholder’s equity (Notes 7 and 11):
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	1,500,092	1,479,217
Accumulated other comprehensive income (Note 10)	162,544	207,898

Total stockholder’s equity	2,645,768	2,670,247

Total liabilities and stockholder’s equity	$14,503,350	$14,096,374

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended March 31,
		2004
	2005	Restated
Revenues:
Car rental	$1,333,380	$1,198,213
Industrial and construction equipment rental	285,414	240,268
Other	21,779	17,763

Total revenues (Note 1A)	1,640,573	1,456,244

Expenses:
Direct operating	974,229	865,145
Depreciation of revenue earning equipment (Note 6)	373,594	359,958
Selling, general and administrative	158,059	148,174
Interest, net of interest income of $7,655 and $4,775 (Note 7)	99,212	87,963

Total expenses (Note 1A)	1,605,094	1,461,240

Income (loss) before income taxes and minority interest	35,479	(4,996)
(Provision) benefit for taxes on income (Note 5)	(12,302)	1,713
Minority interest (Note 1)	(2,302)	—

Net income (loss)	$20,875	$(3,283)

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Three Months
	Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$20,875	$(3,283)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	889,719	1,006,290

Net cash provided by operating activities (Note 1)	910,594	1,003,007

Cash flows from investing activities:
Purchases of short-term investments, net	295,315	148,701
Revenue earning equipment expenditures	(3,600,183)	(2,916,052)
Proceeds from disposal of revenue earning equipment	2,307,379	1,860,723
Property and equipment expenditures	(81,339)	(61,231)
Proceeds from disposal of property and equipment	9,043	11,698
Available-for-sale securities:
Purchases	—	(4,148)
Sales	—	4,229

Net cash used in investing activities (Note 1)	(1,069,785)	(956,080)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,306	603,943
Repayment of long-term debt	(1,967)	(2,197)
Short-term borrowings:
Proceeds	237,211	244,041
Repayments	(299,391)	(214,961)
Ninety day term or less, net	250,929	(258,664)

Net cash provided by financing activities	192,088	372,162

Effect of foreign exchange rate changes on cash	(18,601)	(10,265)

Net increase in cash and equivalents during the period	14,296	408,824

Cash and equivalents at beginning of year	680,866	609,986

Cash and equivalents at end of period	$695,162	$1,018,810

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$95,888	$81,793
Income taxes	3,013	(14,190)

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The Hertz Corporation (together with its subsidiaries, referred to herein as “Hertz” or the “Company”) is an indirect wholly owned subsidiary of Ford Motor Company (“Ford”). See Note 11 – Relationship with Ford.

The summary of accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2004, filed by the Company with the Securities and Exchange Commission (“SEC”) on March 21, 2005, has been followed in preparing the accompanying condensed consolidated financial statements.

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

Certain prior period amounts have been reclassified to conform with current reporting. For the period ended March 31, 2004, revenue earning equipment expenditures and proceeds from disposals have been reclassified from operating activities to investing activities in the Company’s condensed consolidated statement of cash flows. A summary of the reclassifications in the condensed consolidated statement of cash flows is as follows (in thousands of dollars):

	Three Months Ended
	March 31, 2004
	As
	Previously	As
	Reported	Reclassified
Net cash flows (used in) provided by operating activities	$(52,322)	$1,003,007
Net cash provided by (used in) investing activities	$99,249	$(956,080)
Net increase in cash and equivalents during the period	$408,824	$408,824

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

Note 1A – Restatement of Consolidated Statement of Operations

In its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company announced that it was restating its previously issued consolidated statements of operations for the years ended December 31, 2003 and 2002 and the condensed consolidated statements of operations for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 (the “Restatement”). The Restatement corrected certain of the Company’s historical accounting policies to conform with generally accepted accounting principles.

As a result of the Restatement, total revenues and expenses in the previously issued condensed consolidated statement of operations for the quarter ended March 31, 2004 have each been increased by $178.3 million. Because previously reported revenues and expenses for the quarter ended March 31,

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2004 were increased by equal amounts, the Restatement did not result in a change in the Company’s previously reported loss before income taxes or net loss, nor has it changed the Company’s liquidity or financial condition. Additionally, the Restatement had no effect on the Company’s condensed consolidated balance sheet or statement of cash flows. A more complete description of the Restatement is set forth in Note 1A to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2004, filed by the Company with the SEC on March 21, 2005.

A summary of the effects of the Restatement on the previously issued condensed consolidated statement of operations is as follows (in thousands of dollars):

	Three Months Ended
	March 31, 2004
	As Previously	As
	Reported	Restated
Revenues:
Car rental	$1,053,242	$1,198,213
Industrial and construction equipment rental	209,956	240,268
Other	14,750	17,763

Total revenues	1,277,948	1,456,244

Expenses:
Direct operating	688,436	865,145
Depreciation of revenue earning equipment	359,958	359,958
Selling, general and administrative	146,587	148,174
Interest, net of interest income of $4,775	87,963	87,963

Total expenses	1,282,944	1,461,240

Loss before income taxes	(4,996)	(4,996)
Benefit for taxes on income	1,713	1,713

Net loss	$(3,283)	$(3,283)

Note 2 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised its Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123R”), “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The provisions of SFAS No. 123R are effective for financial statements issued for the first annual reporting period beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC Staff’s interpretation of SFAS No. 123R. SAB No. 107 provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. As the Company is currently accounting for its employee stock-based compensation awards in accordance with SFAS No. 123, adoption of SFAS No. 123R is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 – Cash and Equivalents and Short-term Investments

Cash and equivalents includes time deposits, marketable securities and other investments that are readily convertible into cash and have original maturities of three months or less. At March 31, 2005 and December 31, 2004, the Company’s short-term investments of $261.7 million and $557.0 million, respectively, consisted of investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. See Note 11 – Relationship with Ford.

Note 4 – Goodwill and Other Intangible Assets

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

The following summarizes the changes in the Company’s goodwill, by segment, and other intangible assets (in thousands of dollars):

	December 31, 2004	Change(1)	March 31, 2005
Goodwill
Car rental	$365,607	$(650)	$364,957
Industrial and construction equipment rental	177,268	(3,021)	174,247

Total Goodwill	542,875	(3,671)	539,204
Other intangible assets	1,570	8,765	10,335

Total	$544,445	$5,094	$549,539

(1)	The change in goodwill resulted primarily from the translation of foreign currencies at different exchange rates on December 31, 2004 and March 31, 2005. The change in other intangible assets resulted from the acquisition of a domestic car rental licensee and amortization of certain other intangible assets. The acquisition of the domestic car rental licensee resulted in $9.0 million of other intangibles which are not subject to amortization.

Note 5 – Income Taxes

The provision for taxes on income is based upon the expected effective tax rate applicable to the full year. The effective tax rate for the three months ended March 31, 2005 of 34.7% is slightly lower than the U.S. federal statutory rate of 35% primarily due to the mix of pretax operating results among countries with different tax rates.

Note 6 - Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended
	March 31,
	2005	2004
Depreciation of revenue earning equipment	$387,055	$364,079
Adjustment of depreciation upon disposal of the equipment	(17,810)	(8,106)
Rents paid for vehicles leased	4,349	3,985

Total	$373,594	$359,958

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2005 and 2004 included net gains of $11.1 million and $5.6 million, respectively, on the sale of equipment in the Company’s industrial and construction equipment rental operations and a net gain of $6.7 million and $2.5 million, respectively, in the Company’s car rental operations.

Note 7 - Debt

Debt at March 31, 2005 and December 31, 2004 consisted of the following (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Notes payable, including commercial paper, average interest rate: 2005, 2.9%; 2004, 2.4%	$1,289,742	$993,856
Promissory notes, average interest rate: 2005, 6.2%; 2004, 6.1% (effective average interest rate: 2005, 6.3%; 2004, 6.1%); net of unamortized discount: 2005, $10,395; 2004, $10,964; due 2005 to 2028	5,681,412	5,700,443
Foreign subsidiaries’ debt, including commercial paper: in millions (2005, $592.8; 2004, $787.7); and other borrowings; average interest rate: 2005, 3.2%; 2004, 3.0%	1,543,034	1,733,732

Total	$8,514,188	$8,428,031

The aggregate amounts of payments to be made upon the maturity of debt for each of the twelve-month periods ending March 31, in millions, are as follows: 2006, $3,173.8 (including $2,561.6 of commercial paper, demand and other short-term borrowings); 2007, $1,023.3; 2008, $924.4; 2009, $920.4; 2010, $100.1; after 2010, $2,400.1.

On September 30, 2003, the Company issued $500.0 million of 4.7% Senior Promissory Notes (the “4.7% Notes”) due on October 2, 2006. On June 3, 2004, the Company issued $600.0 million of 6.35% Senior Promissory Notes (the “6.35% Notes”) due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, the Company entered into interest rate swap agreements (“swaps”) relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and the 6.35% Notes to floating rate obligations with effective interest rates at March 31, 2005 of 4.69% and 4.84%, respectively. The swaps are designated as fair value hedges with no ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The carrying amounts of the interest rate swaps are adjusted to their fair value for changes in market interest rates, with an offsetting adjustment to the fixed rate debt. As of March 31, 2005, the fair value adjustments relating to the interest rate swaps on the 4.7% Notes and the 6.35% Notes were $10.9 million and $4.2 million, respectively. The fair value adjustment relating to the interest rate swaps on the 4.7% Notes and the 6.35% Notes was reflected in the condensed consolidated balance sheet in “Accrued liabilities” with an offsetting decrease in “Debt”.

At March 31, 2005, approximately $1,185.3 million of the Company’s consolidated stockholder’s equity was free of dividend limitations pursuant to its existing debt agreements.

During 2002, the Company established an Asset Backed Securitization (“ABS”) program to reduce its borrowing costs and enhance financing resources for its domestic car rental fleet. All debt issued under the ABS program is collateralized by the assets of the special purpose entities consisting of revenue earning vehicles used by the Company in its car rental business, restricted cash and certain receivables related to revenue earning vehicles. The ABS program provided for the initial issuance of asset backed commercial paper (up to $1.0 billion) and the subsequent issuance of asset backed medium-term notes. These instruments are issued by wholly owned and consolidated special purpose entities and are included in “Debt” in the condensed consolidated balance sheet.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 31, 2004, the Company issued $600.0 million of asset backed medium-term notes (“the Medium-Term Notes”) under the ABS program. Of the $600.0 million of the Medium-Term Notes, $500.0 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100.0 million has a variable interest rate based on the one-month LIBOR rate plus nine basis points (2.9% as of March 31, 2005) and matures in 2007. Payments of principal and interest relating to the Medium-Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation.

At March 31, 2005, $629.8 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of March 31, 2005 was 2.8%. The collateralized commercial paper has a maximum term of 58 days when issued. At March 31, 2005, $600.0 million of asset backed Medium-Term Notes were outstanding. The average interest rate as of March 31, 2005 was 2.9%. At March 31, 2005, the outstanding commercial paper and Medium-Term Notes were collateralized by $1,178.5 million net book value of revenue earning vehicles, $61.5 million of receivables and $4.1 million of restricted cash. The restricted cash is to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the ABS program. Restricted cash is included in “Cash and equivalents” in the condensed consolidated balance sheet.

On July 2, 2004, the Company established a Euro Medium-Term Note Program under which the Company and/or Hertz Finance Centre plc (“HFC”), a wholly owned subsidiary of the Company, can issue up to Euro 650.0 million in Medium-Term Notes (“Euro Notes”). On July 16, 2004, HFC issued Euro 200.0 million of Euro Notes under this program. The Euro Notes are fully guaranteed by the Company, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As of March 31, 2005, the interest rate on the Euro Notes was 3.24%.

On August 5, 2004, the Company issued $500.0 million of Promissory Notes consisting of $250.0 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250.0 million of 6.90% fixed rate notes due on August 15, 2014. As of March 31, 2005, the interest rate on the $250.0 million floating rate notes was 3.97%.

Note 8 – Employee Retirement Benefits

The following table sets forth net periodic pension and postretirement health care and life insurance expense (in millions of dollars):

	Three Months Ended March 31,
					Health Care & Life
	Pension Benefits				Insurance (U.S.)
	2005		2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service cost	$6.2	$1.7	$4.9	$1.4	$0.1	$0.1
Interest cost	5.0	1.6	4.2	1.4	0.2	0.2
Expected return on plan assets	(5.6)	(1.3)	(4.2)	(1.2)	—	—
Amortization:
Amendments	0.1	—	0.1	—	—	—
Losses and other	0.6	0.5	0.2	0.4	0.1	—

Net pension/post retirement expense	$6.3	$2.5	$5.2	$2.0	$0.4	$0.3

The Company’s policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. For the three months ended March 31, 2005, the Company contributed to its worldwide pension plans $4.8 million, including benefit payments made through unfunded plans.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 - Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The segment revenues information below for 2004 has been restated to reflect the effect of the Company’s Restatement as discussed in Note 1A – Restatement of Consolidated Statement of Operations.

The Company has identified two significant segments: rental of cars and light trucks (“car rental”); and rental of industrial, construction and material handling equipment (“industrial and construction equipment rental”). The contributions of these segments, as well as “corporate and other,” to revenues and income (loss) before income taxes and minority interest for the three months ended March 31, 2005 and 2004 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, certain interest expense, as well as other business activities such as claim management services.

	Three Months Ended March 31,
	Revenues		Income (Loss) Before Income
		2004	Taxes and Minority Interest
	2005	Restated	2005	2004

Car rental	$1,352.8	$1,214.6	$24.6	$13.0
Industrial and construction equipment rental	285.4	240.3	15.4	(12.1)
Corporate and other	2.4	1.3	(4.5)	(5.9)

Total	$1,640.6	$1,456.2	$35.5	$(5.0)

The increase in total assets from December 31, 2004 to March 31, 2005 in the condensed consolidated balance sheet was primarily due to an increase in revenue earning vehicles in the car rental segment.

Note 10 - Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of March 31, 2005 and December 31, 2004 includes an accumulated translation gain (in thousands of dollars) of $177,667 and $223,018, respectively. Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was as follows (in thousands of dollars):

	Three Months
	Ended March 31,
	2005	2004
Net income (loss)	$20,875	$(3,283)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(45,351)	(18,221)
Unrealized (loss) gain on available-for-sale securities	(3)	74

Total other comprehensive loss	(45,354)	(18,147)

Comprehensive loss	$(24,479)	$(21,430)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 – Relationship with Ford

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

During the three months ended March 31, 2005, the Company purchased cars from Ford and its subsidiaries at a cost of approximately $1,479.8 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $770.7 million.

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

Financial arrangements

In February 1997, Ford extended to the Company a line of credit of $500.0 million, which currently expires June 30, 2006. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminates however, at any time Ford ceases to own, directly or indirectly, capital stock of the Company having more than 50% of the total voting power of all capital stock outstanding of the Company. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of 0.2% per annum is payable on the unused available credit. At March 31, 2005, the line of credit was not being utilized. See Note 12 – Subsequent Events.

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

As of March 31, 2005 and December 31, 2004, Ford owed the Company and its subsidiaries $433.2 million and $445.2 million, respectively, the majority of which relates to various car repurchase and warranty programs. The balance at March 31, 2005 and December 31, 2004, also includes $250.7 million which represents amounts due under a tax sharing agreement with Ford. As of March 31, 2005 and

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004, the Company and its subsidiaries owed Ford $223.7 million and $76.5 million, respectively (which amounts are included in “Accounts payable” in the Company’s condensed consolidated balance sheet), relating to vehicles purchased, and includes the liability for Ford stock-based employee compensation.

The Company has made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $261.7 million at March 31, 2005 and will be held until the funds are required for operating purposes or used to reduce indebtedness.

Taxes

The Company and its domestic subsidiaries file consolidated Federal income tax returns with Ford. The Company has entered into a tax sharing agreement with Ford providing that the Company and Ford will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company (subject to certain adjustments) will be determined as though the Company were to file separate federal, state and local income tax returns as the common parent of an affiliated group of corporations filing combined, consolidated or unitary federal, state and local returns, rather than as a consolidated subsidiary of Ford, with respect to federal, state and local income taxes. With respect to foreign tax credits, the agreement provides that the Company’s right to reimbursement will be determined based on usage of such foreign tax credits by the consolidated group.

Dividends

The Company expects to begin paying semi-annual dividends to Ford, commencing in June 2005, in aggregate amounts that would cause the Company to maintain an estimated prospective 3.5-to-1 full-year average debt-to-equity ratio, after dividend payments, computed on a monthly average basis (with no dividends to be paid if such ratio would exceed 3.5-to-1).

Other relationships

The Company and Ford also engage in other transactions in the ordinary course of their respective businesses. These include the Company’s rental to Ford of cars and industrial and construction equipment and the financing of purchases, by Ford Motor Credit Company, of used cars sold by the Company at retail. In addition, the Company is named as an additional insured under certain of Ford’s insurance policies, for which the Company pays its allocated portion of the premiums.

Note 12 – Subsequent Events

On April 20, 2005, Ford announced that it was evaluating long-term strategic options for its investment in the Company.

On May 2, 2005, the Company borrowed $250.0 million under its $500.0 million line of credit from Ford, which amount remains outstanding as of the date of this report. That line of credit will automatically terminate at any time Ford ceases to own, directly or indirectly, capital stock of the Company having more than 50% of the total voting power of all outstanding capital stock of the Company.

In addition, in the last several weeks since the announcement by Ford, the Company’s ability to sell unsecured commercial paper has been adversely affected. The Company’s ability to sell unsecured commercial paper may have been impacted by the announcement by Ford and/or by recent developments regarding Ford’s and the Company’s debt ratings.

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

Restatement of Consolidated Statement of Operations

The Company has restated its previously issued consolidated statements of operations for the years ended December 31, 2003 and 2002 and the condensed consolidated statements of operations for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 (the “Restatement”). The Restatement corrected certain of the Company’s historical accounting policies to conform with generally accepted accounting principles.

As a result of the Restatement, total revenues and expenses in the previously issued condensed consolidated statement of operations for the quarter ended March 31, 2004 have each been increased by $178.3 million. Because previously reported revenues and expenses for the quarter ended March 31, 2004 were increased by equal amounts, the Restatement did not result in a change in the Company’s previously reported loss before income taxes or net loss, nor has it changed the Company’s liquidity or financial condition. Additionally, the Restatement had no effect on the Company’s condensed consolidated balance sheet or statement of cash flows. See Note 1A to the Notes to the Company’s condensed consolidated financial statements included in this Report. A more complete description of the Restatement is set forth in Note 1A to the consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2004, filed by the Company with the Securities and Exchange Commission (“SEC”) on March 21, 2005.

All prior period amounts included in this Report affected by the Restatement are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a restated basis.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months ended March 31, 2005 Compared with Three Months ended March 31, 2004

Summary

The following table sets forth for the three months ended March 31, 2005 and 2004 the percentage of operating revenues represented by certain items in the Company’s condensed consolidated statement of operations:

	Percentage of Revenues
	Three Months Ended
	March 31,
		2004
	2005	Restated
Revenues:
Car rental	81.3%	82.3%
Industrial and construction equipment rental	17.4	16.5
Other	1.3	1.2

	100.0	100.0

Expenses:
Direct operating	59.4	59.4
Depreciation of revenue earning equipment	22.8	24.7
Selling, general and administrative	9.6	10.2
Interest, net of interest income	6.0	6.0

	97.8	100.3

Income (loss) before income taxes and minority interest	2.2	(0.3)

(Provision) benefit for taxes on income	(0.8)	0.1

Minority interest	(0.1)	—

Net income (loss)	1.3%	(0.2)%

Revenues

Total revenues in the first quarter of 2005 of $1,640.6 million increased by 12.7% from $1,456.2 million in the first quarter of 2004. Revenues from car rental operations of $1,333.4 million in the first quarter of 2005 increased by $135.2 million, or 11.3%, from $1,198.2 million in the first quarter of 2004. The increase was primarily the result of higher car rental volumes worldwide and the effects of foreign currency translation of approximately $20.0 million, partly offset by a 1.9% decrease in time and mileage rates worldwide.

Revenues from industrial and construction equipment rental operations of $285.4 million in the first quarter of 2005 increased by $45.1 million, or 18.8%, from $240.3 million in the first quarter of 2004. The increase was due to improved pricing in the U.S., higher worldwide rental volume, and the effects of foreign currency translation of approximately $4.5 million.

Revenues from all other sources of $21.8 million in the first quarter of 2005 increased by $4.0 million, or 22.6%, from $17.8 million in the first quarter of 2004, primarily due to the increase in car rental licensee revenue and foreign currency translation.

Expenses

Total expenses of $1,605.1 million in 2005 increased by 9.8% from $1,461.2 million in 2004, and total expenses as a percentage of revenues decreased to 97.8% in the first quarter of 2005 compared with 100.3% in 2004.

Direct operating expenses of $974.2 million in 2005 increased by 12.6% from $865.1 million in 2004. The increase was primarily the result of the effects of foreign currency translation, increases in wages and benefits, facility expenses, concession fees, and gasoline costs in car rental operations.

Depreciation of revenue earning equipment for car rental operations of $322.1 million in 2005 increased by 6.3% from $303.0 million in 2004. The increase was primarily due to the increase in the average number of vehicles worldwide and the effects of foreign currency translation, partly offset by lower average

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

cost per vehicle and higher net proceeds received in excess of book value on the disposal of used vehicles worldwide. Depreciation of revenue earning equipment for industrial and construction equipment rental operations of $51.5 million in 2005 decreased by 9.6% from $57.0 million in 2004 due to higher net proceeds received in excess of book value on the disposal of used equipment in the U.S.

Selling, general and administrative expenses of $158.1 million in 2005 increased by 6.7% from $148.2 million in 2004. The increase was primarily due to increases in administrative and sales promotion expenses and the effects of foreign currency translation.

Interest expense, net of interest income, of $99.2 million in 2005 increased by 12.8% from $88.0 million in 2004, primarily due to increases in the weighted average debt outstanding, the weighted average interest rate and foreign currency translation.

The provision for taxes on income of $12.3 million in 2005 increased $14.0 million from a tax benefit of $1.7 million in 2004, primarily due to an increase in pre-tax income in 2005. The effective tax rate in the first quarter of 2005 was 34.7% as compared to 34.3% in 2004. See Note 5 to the Notes to the Company’s condensed consolidated financial statements.

Minority interest of $2.3 million in 2005 represents the minority interest’s share (35%) of Navigation Solutions LLC’s net income for the three months ended March 31, 2005. See Note 1 to the Notes to the Company’s condensed consolidated financial statements.

Net Income

The Company had net income of $20.9 million in the first quarter of 2005, representing an increase of $24.2 million from a loss of $3.3 million in 2004. The increase in the net income was primarily due to improved results in North America industrial and construction equipment rental operations, higher rental volume in the Company’s worldwide car rental business and lower fleet costs, partly offset by lower pricing in the Company’s worldwide car rental business, as well as the net effect of other contributing factors noted above.

Outlook

The Company expects continued strong demand in both the car and industrial and construction equipment rental businesses during the remainder of 2005. Full year 2005 income before income taxes and minority interest is anticipated to be similar to 2004 levels.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash and equivalents of $695.2 million, an increase of $14.3 million from December 31, 2004. At March 31, 2005, cash and equivalents includes $4.1 million of restricted cash to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the Asset Backed Securitization (“ABS”) program.

The Company’s domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by the Company in the United States, Europe, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the first three months of 2005 was $910.6 million, a decrease of $92.4 million from the first three months of 2004, primarily due to timing differences in the receipts and payments of receivables, amounts due from affiliates and accounts payable. Revenue earning equipment expenditures and proceeds from the disposal of such equipment have been reclassified from operating activities to investing activities for the three months ended March 31, 2004. See Note 1 to the Notes to the Company’s condensed consolidated statements.

Net cash used in investing activities during the first three months of 2005 was $1,069.8 million, an increase of $113.7 million from the first three months of 2004. The increase is primarily due to an increase in net expenditures for revenue earning equipment. The Company’s primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. For the three months ended March 31, 2005, the Company’s

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

expenditures for revenue earning equipment were $3,600.2 million (partially offset by proceeds from the disposal of such equipment of $2,307.4 million). These assets are purchased by the Company in accordance with the terms of programs negotiated with car and equipment manufacturers. For the three months ended March 31, 2005, the Company’s capital expenditures for property and non-revenue earning equipment were $81.3 million. For the year 2005, the Company anticipates that the level of net expenditures for revenue earning equipment and property and equipment will be comparable to the amount expended for the year 2004.

Financing

To finance its domestic operations, the Company maintains active unsecured and asset backed commercial paper programs. The Company is also active in the domestic unsecured and asset backed medium-term and long-term debt markets.

During 2002, the Company established the ABS program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources for its domestic car rental fleet. All debt issued under the ABS program is collateralized by the assets of the special purpose financing entities, consisting of revenue earning vehicles used by the Company in its car rental business, restricted cash and certain receivables related to the revenue earning vehicles. The ABS program provided for the initial issuance of asset backed commercial paper (up to $1.0 billion) and the subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose financing entities and are included in “Debt” in the Company’s condensed consolidated balance sheet. As of March 31, 2005, $629.8 million of asset backed commercial paper and $600.0 million of asset backed medium-term notes were outstanding.

The asset backed commercial paper notes have ratings of A-1 by Standard & Poors Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”), Prime-1 by Moody’s Investors Service, Inc. (“Moody’s”) and F1 by Fitch Ratings (“Fitch”). Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($814.0 million), which expires in June 2005, or a related letter of credit issued under a letter of credit facility ($215.0 million), which expires in June 2007. The Company expects to renew these facilities prior to their expiration.

On September 30, 2003, the Company issued $500.0 million of 4.7% Senior Promissory Notes (the “4.7% Notes”) due on October 2, 2006. On June 3, 2004, the Company issued $600.0 million of 6.35% Senior Promissory Notes (the “6.35% Notes”) due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, the Company entered into interest rate swap agreements relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, the Company pays interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and the 6.35% Notes to floating rate obligations with effective interest rates at March 31, 2005 of 4.69% and 4.84%, respectively. See Note 7 to the Notes to the Company’s condensed consolidated financial statements included in this Report.

On March 31, 2004, the Company issued $600.0 million of asset backed medium-term notes (“the Medium-Term Notes”) under the ABS program. Of the $600.0 million of the Medium-Term Notes, $500.0 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100.0 million has a variable interest rate based on the one-month LIBOR rate plus nine basis points (2.9% as of March 31, 2005) and matures in 2007. Payments of principal and interest relating to the Medium-Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation. The Medium-Term Notes have ratings of AAA by S&P, Aaa by Moody’s and AAA by Fitch.

On July 2, 2004, the Company established a Euro Medium-Term Note Program under which the Company and/or Hertz Finance Centre plc (“HFC”), a wholly owned subsidiary of the Company, can issue up to Euro 650.0 million in Medium-Term Notes (“Euro Notes”). On July 16, 2004, HFC issued Euro 200 million of Euro Notes under this program. The Euro Notes are fully guaranteed by the Company, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As of March 31, 2005, the interest rate on the Euro Notes was 3.24%.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On August 5, 2004, the Company issued $500.0 million of Promissory Notes consisting of $250.0 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250.0 million of 6.90% fixed rate notes due on August 15, 2014. As of March 31, 2005, the interest rate on the $250.0 million floating rate notes was 3.97%.

As the need arises, it is the Company’s intention to issue unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of medium-term and long-term debt outstanding as of March 31, 2005 was $6.0 billion, with maturities ranging from 2005 to 2028. From time to time, the Company files with the SEC shelf registration statements to allow for the issuance of such unsecured senior, senior subordinated and junior subordinated debt securities on terms to be determined at the time such securities are offered for sale. At March 31, 2005, the Company had $1.9 billion available for issuance under effective registration statements, so long as the SEC’s conditions for issuance are satisfied. Among those conditions is one that, at the time of issuance, the securities being issued are placed in a generic rating category signifying investment grade by at least one nationally recognized statistical rating organization. See “Debt Ratings,” below.

Borrowing for the Company’s international operations also consists of loans obtained from local and international banks and commercial paper programs established in Canada, Ireland, the Netherlands, Belgium and Australia. The Company guarantees only the commercial paper borrowings of its subsidiaries in Canada, Ireland, the Netherlands and Belgium, and guarantees commercial paper and short-term bank loans of its subsidiary in Australia. All borrowings by international operations are either in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At March 31, 2005, total debt for the foreign operations was $1,543.0 million, of which $1,278.1 million was short-term (original maturity of less than one year) and $264.9 million was long-term. At March 31, 2005, the total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Canada, Ireland, the Netherlands and Belgium were $333.0, $193.9, $51.6 and $14.3, respectively.

Credit Facilities

At March 31, 2005, the Company had committed credit facilities totaling $2.8 billion.

Currently, $1.3 billion of the committed credit facilities are represented by a combination of multi-year, 364-day global and other committed credit facilities provided by 22 participating banks. In addition to direct borrowings by the Company, the multi-year and 364-day global facilities allow certain subsidiaries of the Company to borrow on the basis of a guarantee by the Company. The multi-year facilities were re-negotiated effective July 1, 2004 and currently total $998.5 million with expirations as follows: $46.0 million on June 30, 2005, $35.0 million on June 30, 2006, $108.0 million on June 30, 2007, $102.0 million on June 30, 2008 and $707.5 million on June 30, 2009. The multi-year facilities that expire in 2009 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 17, 2004, the 364-day global committed credit facilities, which total $94.0 million, were renegotiated and currently expire on June 16, 2005. Under the terms of the 364-day facilities, the Company is permitted to convert any amount outstanding prior to expiration into a two-year loan. The other committed facilities total $192.6 million and expire at various times during 2005 and 2006.

Effective September 18, 2002, as part of the ABS program, the Company transferred $928.0 million of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, the Company has waived the right to transfer them back to the 364-day global committed credit facilities without the consent of the participating banks. As of March 31, 2005, $814.0 million is currently available which expires in June 2005. In addition to the transfer of the 364-day commitments, the Company raised $215.0 million of committed credit support through an ABS letter of credit from banks that participate in the Company’s multi-year global committed credit facilities, which expires in June 2007. In exchange for this credit support, the Company agreed to reduce the bank’s multi-year facility commitment by one half of the amount of its ABS letter of credit participation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition to these bank credit facilities, in February 1997, Ford extended to the Company a line of credit of $500.0 million, which currently expires June 30, 2006. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminates however, at any time Ford ceases to own, directly or indirectly, capital stock of the Company having more than 50% of the total voting power of all capital stock outstanding of the Company. See “Recent Developments,” below. Obligations of the Company under this agreement would rank pari passu with the Company’s senior debt securities. A commitment fee of 0.2% per annum is payable on the unused available credit.

Debt Ratings

The Company’s short and long-term debt is rated by four of the nationally-recognized statistical rating organizations: Fitch; Moody’s; S&P and Dominion Bond Rating Service (“DBRS”). Debt ratings reflect an assessment by the rating agencies of the credit risk associated with particular securities issued by the Company. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. Long- and short-term debt ratings of BBB- and F3 or higher by Fitch, Baa3 and Prime-3 or higher by Moody’s, BBB- and A3 or higher by S&P, and BBB and R-2 or higher by DBRS are considered “investment grade.” However, debt ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria in evaluating the risk associated to a company, and therefore ratings should be evaluated independently for each rating agency.

On April 5, 2005, Moody’s placed the long-term ratings of Ford and Ford Motor Credit Company (“Ford Credit”), under review for possible downgrade and the short-term and long-term ratings of the Company under review for possible downgrade. On April 8, 2005, S&P revised the outlook for Ford, Ford Credit and the Company from stable to negative. On April 21, 2005, S&P placed the Company’s ratings on credit watch with developing implications. On May 5, 2005, S&P downgraded the short-term ratings of Ford and Ford Credit to B-1 and their long-term ratings to BB+ with no change in outlook. On April 11, 2005, Fitch revised the outlook for Ford, Ford Credit and the Company from stable to negative. On April 11, 2005, DBRS affirmed the ratings of Ford Credit, placed the ratings of Ford under review with negative implications and placed the ratings of the Company under review with developing implications. On April 27, 2005, DBRS downgraded Ford’s long- and short-term ratings and changed their trend to negative from stable and downgraded the Company’s short-term rating and changed its trend to negative with developing implications from stable, while maintaining the Company’s long-term rating. The current ratings for the Company are as follows:

Debt Ratings
	Long-Term	Short-Term	Outlook/Trend
Moody’s	Baa2	P-2	Negative
S&P	BBB-	A-3	Negative
Fitch	BBB+	F2	Negative
DBRS	BBB (high)	R-2 (high)(a)	Negative

(a)	Relates to commercial paper of Hertz Canada Limited, a wholly owned subsidiary of the Company.

Other Factors

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

Recent Developments

On April 20, 2005, Ford announced that it was evaluating long-term strategic options for its investment in the Company.

On May 2, 2005, the Company borrowed $250.0 million under its $500.0 million line of credit from Ford, which amount remains outstanding as of the date of this report. That line of credit will automatically terminate at any time Ford ceases to own, directly or indirectly, capital stock of the Company having more than 50% of the total voting power of all outstanding capital stock of the Company. See “Credit Facilities” above.

In addition, in the last several weeks since the announcement by Ford, the Company’s ability to sell unsecured commercial paper has been adversely affected. The Company’s ability to sell unsecured commercial paper may have been impacted by the announcement by Ford and/or by recent developments regarding Ford’s and the Company’s debt ratings. See “Debt Ratings,” above.

The Company believes that is has access to sufficient alternative sources of liquidity, including those described above under “Credit Facilities,” although there can be no certainty that these sources will provide sufficient liquidity under all conditions.

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

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles; and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on

ITEM 4.	Controls and Procedures (Continued)

its financial statements. The Company regards its internal control over financial reporting as an element of its disclosure controls and procedures.

The Company restated its financial statements in the manner, and for the reasons, described generally in Note 1A to the Notes to the Company’s Condensed Consolidated Financial Statements included in this Report and in more detail in Note 1A to the Notes to the Company’s consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2004, filed by the Company with the Securities and Exchange Commission (“SEC”) on March 21, 2005. As explained in the Company’s previous filing, the Restatement had been necessitated by the Company’s prior presentation of certain items of revenue and expense on a net basis in circumstances under which GAAP, and particularly those set forth in EITF No. 99-19 and No. 01-14, required presentation on a gross basis. In view of this error in the application of GAAP, the Company had determined that, as of December 31, 2004, a material weakness existed in the Company’s internal control over financial reporting with respect to the selection and application of GAAP to its financial statements.

The Company considered the impact of the material weakness as of December 31, 2004 and March 31, 2005, and determined that the magnitude of any actual or potential misstatement in its financial statements was limited to an increase by identical amounts in revenue and expense in the relevant financial statements, with no changes to income before income taxes or net income (loss) and no effect on consolidated balance sheets or consolidated statements of cash flows.

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

Management believes that the corrective actions which have been implemented address the identified deficiencies in the Company’s disclosure controls and procedures. Management will continue to apply these process improvements to its disclosure controls and procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

Except as described above, there has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following recent development pertaining to legal proceedings described in the Company’s Form 10-K for the fiscal year ended December 31, 2004 is furnished on a supplemental basis:

In April 2005, in Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation, the plaintiff filed an amended class action petition, newly alleging that the Company’s Fuel and Service Charge (“FSC”) violates the Oklahoma Consumer Protection Act and that the Company has been unjustly enriched, and again alleging that the FSC imposed by the Company is unconscionable under Article 2A of the Oklahoma Uniform Commercial Code.

ITEM 6. Exhibits

                (a)      Exhibits:

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2005 and 2004.

15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 10, 2005, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION
(Registrant)

Date: May 10, 2005	By:	/s/ Paul J. Siracusa

Paul J. Siracusa
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2005 and 2004.

15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 10, 2005 relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.