Form 10-Q
period 2005-06-30
HERTZ CORP
filed 2005-08-05
CIK 47129

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of August 5, 2005: Common Stock, $0.01 par value - 100 shares.

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004	2

Condensed Consolidated Statement of Operations for the quarter ended June 30, 2005 and 2004	3

Condensed Consolidated Statement of Operations for the six months ended June 30, 2005 and 2004	4

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004	5

Notes to Condensed Consolidated Financial Statements	6-17

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-34

ITEM 4. Controls and Procedures	34-35

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	36-37

ITEM 6. Exhibits	37

SIGNATURES	38

EXHIBIT INDEX	39
EX-10.2: CREDIT AGREEMENT
EX-10.3: PROMISSORY NOTE
EX-12: CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-15: LETTER FROM PRICEWATERHOUSECOOPERS LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
ITEM l. Condensed Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
     Stockholder of The Hertz Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2005 and June 30, 2004 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2005 and June 30, 2004. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 1A to the condensed consolidated financial statements, the Company has restated its condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2004.
PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 5, 2005

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
Unaudited

	June 30,	December 31,
	2005	2004
ASSETS

Cash and equivalents (Notes 3 and 7)	$703,947	$680,866
Short-term investments (Notes 3 and 11)	296,402	556,997
Receivables, less allowance for doubtful accounts of $25,763 and $30,447 (Note 7)	1,130,391	1,282,290
Due from affiliates (Note 11)	377,263	445,235
Inventories, at lower of cost or market	94,040	83,287
Prepaid expenses and other assets (Note 7)	161,530	144,168
Revenue earning equipment, at cost (Notes 6, 7 and 11):
Cars	10,073,730	8,380,688
Less accumulated depreciation	(802,210)	(783,499)
Other equipment	2,677,373	2,378,673
Less accumulated depreciation	(783,551)	(852,947)

Total revenue earning equipment	11,165,342	9,122,915

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,313,920	1,296,196
Service equipment	1,297,185	1,232,739

	2,611,105	2,528,935
Less accumulated depreciation	(1,332,978)	(1,292,764)

Total property and equipment	1,278,127	1,236,171

Goodwill and other intangible assets (Note 4)	544,927	544,445

Total assets	$15,751,969	$14,096,374

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable (Note 11)	$1,301,329	$786,037
Accrued liabilities (Note 7)	771,550	835,680
Accrued taxes	149,178	130,062
Debt (Notes 7 and 11)	10,760,078	8,428,031
Public liability and property damage	355,318	391,696
Deferred taxes on income	907,400	849,700

Total liabilities	14,244,853	11,421,206

Minority interest (Note 1)	7,978	4,921

Stockholder’s equity (Notes 7 and 11):
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	414,292	1,479,217
Accumulated other comprehensive income (Note 10)	101,714	207,898

Total stockholder’s equity	1,499,138	2,670,247

Total liabilities and stockholder’s equity	$15,751,969	$14,096,374

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Quarter
	Ended June 30,
		2004
	2005	Restated
Revenues:

Car rental	$1,491,159	$1,353,706

Industrial and construction equipment rental	344,680	281,989

Other	26,490	20,427

Total revenues (Note 1A)	1,862,329	1,656,122

Expenses:

Direct operating	1,051,254	916,684

Depreciation of revenue earning equipment (Note 6)	382,843	353,784

Selling, general and administrative	160,846	144,195

Interest, net of interest income of $9,208 and $4,235 (Note 7)	112,832	94,743

Total expenses (Note 1A)	1,707,775	1,509,406

Income before income taxes and minority interest	154,554	146,716

Provision for taxes on income (Note 5)	(52,635)	(51,250)

Minority interest (Note 1)	(2,719)	—

Net income	$99,200	$95,466

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Six Months
	Ended June 30,
		2004
	2005	Restated
Revenues:

Car rental	$2,824,539	$2,551,919

Industrial and construction equipment rental	630,094	522,257

Other	48,269	38,190

Total revenues (Note 1A)	3,502,902	3,112,366

Expenses:

Direct operating	2,025,483	1,781,829

Depreciation of revenue earning equipment (Note 6)	756,437	713,742

Selling, general and administrative	318,905	292,369

Interest, net of interest income of $16,863 and $9,010 (Note 7)	212,044	182,706

Total expenses (Note 1A)	3,312,869	2,970,646

Income before income taxes and minority interest	190,033	141,720

Provision for taxes on income (Note 5)	(64,937)	(49,537)

Minority interest (Note 1)	(5,021)	—

Net income	$120,075	$92,183

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities:

Net income	$120,075	$92,183
Adjustments to reconcile net income to net cash provided by operating activities	1,545,470	1,570,327

Net cash provided by operating activities (Note 1)	1,665,545	1,662,510

Cash flows from investing activities:

Proceeds from sales (purchases) of short-term investments, net	260,595	(2,324)
Revenue earning equipment expenditures	(7,640,642)	(6,720,161)
Proceeds from disposal of revenue earning equipment	4,611,722	3,781,921
Property and equipment expenditures	(186,803)	(144,048)
Proceeds from disposal of property and equipment	30,287	32,566
Available-for-sale securities:
Purchases	—	(5,566)
Sales	85	5,516
Changes in investment in joint venture	—	2,000

Net cash used in investing activities (Note 1)	(2,924,756)	(3,050,096)

Cash flows from financing activities:

Issuance of an intercompany note (Notes 7 and 11)	1,185,000	—
Proceeds from issuance of long-term debt	9,286	1,207,967
Repayment of long-term debt	(505,676)	(6,283)
Short-term borrowings:
Proceeds	1,866,998	658,355
Repayments	(427,877)	(403,503)
Ninety day term or less, net (Note 11)	387,683	198,769
Dividends paid (Notes 7 and 11)	(1,185,000)	—

Net cash provided by financing activities	1,330,414	1,655,305

Effect of foreign exchange rate changes on cash	(48,122)	(17,402)

Net increase in cash and equivalents during the period	23,081	250,317

Cash and equivalents at beginning of year	680,866	609,986

Cash and equivalents at end of period	$703,947	$860,303

Supplemental disclosures of cash flow information:

Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$208,419	$176,653
Income taxes	7,464	(6,006)
The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1 — Basis of Presentation
The Hertz Corporation, together with its subsidiaries, referred to herein as “we,” “our” and “us,” is an indirect wholly owned subsidiary of Ford Motor Company, or “Ford.” See Note 11 - Relationship with Ford.
The summary of accounting policies set forth in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, or the “10-K,” filed with the Securities and Exchange Commission, or “SEC,” on March 21, 2005, has been followed in preparing the accompanying condensed consolidated financial statements.
In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.
Certain prior period amounts have been reclassified to conform with current reporting. For the period ended June 30, 2004, revenue earning equipment expenditures and proceeds from disposals have been reclassified from operating activities to investing activities in our condensed consolidated statement of cash flows. A summary of the reclassifications in our condensed consolidated statement of cash flows is as follows (in thousands of dollars):

	Six Months Ended
	June 30, 2004
	As
	Previously	As
	Reported	Reclassified
Net cash flows (used in) provided by operating activities	$(1,275,730)	$1,662,510
Net cash used in investing activities	$(111,856)	$(3,050,096)
Net increase in cash and equivalents during the period	$250,317	$250,317
On July 1, 2004, we increased our joint venture ownership interest in Navigation Solutions LLC, or “Navigation Solutions,” from 40% to 65%. This change resulted from an equity distribution by Navigation Solutions to the other member of Navigation Solutions, effectively reducing its ownership interest to 35%. Based upon this ownership change, we began consolidating 100% of the balance sheet and results of operations of Navigation Solutions into our financial statements and deducting the minority interest share relating to the 35% member. For those periods prior to July 1, 2004, the results of operations and investment in this joint venture had been reported using the equity method of accounting.
Note 1A — Restatement of Consolidated Statement of Operations
In our 10-K, we announced that we were restating our previously issued consolidated statements of operations for the years ended December 31, 2003 and 2002 and the condensed consolidated statements of operations for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, or the “Restatement.” The Restatement corrected certain of our historical accounting policies to conform with generally accepted accounting principles.
As a result of the Restatement, total revenues and expenses in the previously issued condensed consolidated statement of operations for the quarter and six months ended June 30, 2004 have each been increased by $208.4 million and $386.7 million, respectively. Because previously reported revenues and expenses for the quarter and six months ended June 30, 2004 were increased by equal amounts, the Restatement did not result in a change in our previously reported income before income taxes and minority interest or net income nor has it changed our liquidity or financial condition. Additionally, the Restatement had no effect on our condensed consolidated balance sheet or statement of cash flows. A more complete description of the Restatement is set forth in Note 1A to our consolidated financial statements contained in our 10-K.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
A summary of the effects of the Restatement on our previously issued condensed consolidated statement of operations is as follows (in thousands of dollars):

	Quarter Ended
	June 30, 2004
	As
	Previously	As
	Reported	Restated
Revenues:
Car rental	$1,187,158	$1,353,706
Industrial and construction equipment rental	243,467	281,989
Other	17,111	20,427

Total revenues	1,447,736	1,656,122

Expenses:
Direct operating	709,907	916,684
Depreciation of revenue earning equipment	353,784	353,784
Selling, general and administrative	142,586	144,195
Interest, net of interest income of $4,235	94,743	94,743

Total expenses	1,301,020	1,509,406

Income before income taxes	146,716	146,716
Provision for taxes on income	(51,250)	(51,250)

Net income	$95,466	$95,466

	Six Months Ended
	June 30, 2004
	As
	Previously	As
	Reported	Restated
Revenues:
Car rental	$2,240,400	$2,551,919
Industrial and construction equipment rental	453,423	522,257
Other	31,861	38,190

Total revenues	2,725,684	3,112,366

Expenses:
Direct operating	1,398,343	1,781,829
Depreciation of revenue earning equipment	713,742	713,742
Selling, general and administrative	289,173	292,369
Interest, net of interest income of $9,010	182,706	182,706

Total expenses	2,583,964	2,970,646

Income before income taxes	141,720	141,720
Provision for taxes on income	(49,537)	(49,537)

Net income	$92,183	$92,183

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 2 — Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board, or “FASB,” revised Statement of Financial Accounting Standards, or “SFAS,” No. 123, or “SFAS No. 123R,” “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The provisions of SFAS No. 123R are effective for financial statements issued for the first annual reporting period beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin, or “SAB No. 107,” regarding the SEC Staff’s interpretation of SFAS No. 123R. SAB No. 107 provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. As we are currently accounting for our employee stock-based compensation awards in accordance with SFAS No. 123, adoption of SFAS No. 123R is not expected to have a significant effect on our financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.
Note 3 — Cash and Equivalents and Short-term Investments
Cash and equivalents includes time deposits, marketable securities and other investments that are readily convertible into cash and have original maturities of three months or less. As of June 30, 2005 and December 31, 2004, our short-term investments of $296.4 million and $557.0 million, respectively, consisted of investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. See Note 11 — Relationship with Ford.
Note 4 — Goodwill and Other Intangible Assets
We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. We conducted the required annual goodwill impairment test in the second quarter of 2005, and determined that there was no impairment. Other intangible assets are amortized over their estimated useful lives.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
The following summarizes the changes in our goodwill, by segment, and other intangible assets (in thousands of dollars):

	December 31, 2004	Change(1)	June 30, 2005
Goodwill
Car rental	$365,607	$(1,580)	$364,027
Industrial and construction equipment rental	177,268	(7,175)	170,093

Total Goodwill	542,875	(8,755)	534,120
Other intangible assets	1,570	9,237	10,807

Total	$544,445	$482	$544,927

(1)	The change in goodwill resulted primarily from the translation of foreign currencies at different exchange rates on December 31, 2004 and June 30, 2005. The change in other intangible assets resulted from the acquisitions of domestic car rental licensees and the amortization of certain other intangible assets. The largest acquisition of a domestic car rental licensee in 2005 resulted in $9.0 million of other intangibles which are not subject to amortization.
Note 5 — Income Taxes
The provision for taxes on income is based upon the expected effective tax rate applicable to the full year. The effective tax rate for the quarter and six months ended June 30, 2005 of 34.1% and 34.2%, respectively, is slightly lower than the U.S. federal statutory rate of 35% primarily due to the mix of pretax operating results among countries with different tax rates.
Note 6 — Depreciation of Revenue Earning Equipment
Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Quarter Ended
	June 30,
	2005	2004
Depreciation of revenue earning equipment	$401,718	$368,118
Adjustment of depreciation upon disposal of the equipment	(23,430)	(17,318)
Rents paid for vehicles leased	4,555	2,984

Total	$382,843	$353,784

	Six Months Ended
	June 30,
	2005	2004
Depreciation of revenue earning equipment	$788,773	$732,197
Adjustment of depreciation upon disposal of the equipment	(41,240)	(25,424)
Rents paid for vehicles leased	8,904	6,969

Total	$756,437	$713,742

The adjustment of depreciation upon disposal of revenue earning equipment for the quarters ended June 30, 2005 and 2004 included net gains of $11.0 million and $7.3 million, respectively, on the disposal of equipment in our industrial and construction equipment rental operations and net gains of $12.4 million and $10.0 million, respectively, in our car rental operations. Effective April 1, 2005, depriciation rates being used to compute the provision for depreciation of revenue earning equipment in our domestic car rental operations were decreased to reflect changes in the estimated residual values to be realized when

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
the vehicles are sold. As a result of this change, depreciation of revenue earning equipment for the quarter ended June 30, 2005 decreased $10.1 million.
The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2005 and 2004 included net gains of $22.1 million and $12.9 million, respectively, on the disposal of equipment in our industrial and construction equipment rental operations and net gains of $19.1 million and $12.5 million, respectively, in our car rental operations.
Note 7 — Debt
Debt as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Notes payable, including commercial paper, average interest rate: 2005, 4.1%; 2004, 2.4%	$2,480,198	$993,856
Promissory notes, average interest rate: 2005, 6.2%; 2004, 6.1% (effective average interest rate: 2005, 6.2%; 2004, 6.1%); net of unamortized discount: 2005, $9,858; 2004, $10,964; due 2005 to 2028	5,198,142	5,700,443
Intercompany Note Payable to Ford Holdings LLC, average interest rate: 5.4%; due 2010	1,185,000	—
Foreign subsidiaries’ debt, including commercial paper: in millions (2005, $317.5; 2004, $787.7); and other borrowings; average interest rate: 2005, 3.6%; 2004, 3.0%	1,896,738	1,733,732

Total	$10,760,078	$8,428,031

The aggregate amounts of payments to be made upon the maturity of debt for each of the twelve-month periods ending June 30, in millions, are as follows: 2006, $4,488.4 (including $4,123.4 of commercial paper, demand and other short-term borrowings); 2007, $773.8; 2008, $1,106.5; 2009, $720.4; 2010, $1,885.1; after 2010, $1,800.1.
On September 30, 2003, we issued $500.0 million of 4.7% Senior Promissory Notes, or the “4.7% Notes,” due on October 2, 2006. On June 3, 2004, we issued $600.0 million of 6.35% Senior Promissory Notes, or the “6.35% Notes,” due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, we entered into interest rate swap agreements, or “Swaps,” relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, we pay interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and the 6.35% Notes to floating rate obligations with effective interest rates as of June 30, 2005 of 5.25% and 5.24%, respectively. The Swaps are designated as fair value hedges with no ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The carrying amounts of the Swaps are adjusted to their fair value for changes in market interest rates, with an offsetting adjustment to the fixed rate debt. As of June 30, 2005, the fair value adjustments relating to the Swaps on the 4.7% Notes and the 6.35% Notes were $8.5 million and $9.6 million, respectively. The fair value adjustment relating to the Swap on the 4.7% Notes was reflected in the condensed consolidated balance sheet in “Accrued liabilities” with an offsetting decrease in “Debt.” The fair value adjustment related to the Swap on the 6.35% Notes was reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets” with an offsetting increase in “Debt.”
During 2002, we established an Asset Backed Securitization, or “ABS,” program to reduce our borrowing costs and enhance financing resources for our domestic car rental fleet. All debt issued under the ABS program is collateralized by the assets of the special purpose entities consisting of revenue earning vehicles we use in our car rental business, restricted cash and certain receivables related to revenue earning vehicles. The ABS program provided for the initial issuance of asset backed commercial paper (up to $1.0 billion) and the subsequent issuance of asset backed medium-term notes. These instruments

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
are issued by wholly owned and consolidated special purpose entities and are included in “Debt” in our condensed consolidated balance sheet.
On March 31, 2004, we issued $600.0 million of asset backed medium-term notes, or the “Medium-Term Notes,” under the ABS program. Of the $600.0 million of the Medium-Term Notes, $500.0 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100.0 million has a variable interest rate based on the one-month LIBOR rate plus nine basis points (3.4% as of June 30, 2005) and matures in 2007. Payments of principal and interest relating to the Medium-Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation.
As of June 30, 2005, $849.5 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of June 30, 2005 was 3.2%. The collateralized commercial paper has a maximum term of 58 days when issued. As of June 30, 2005, $600.0 million of asset backed Medium-Term Notes were outstanding. The average interest rate as of June 30, 2005 was 2.9%. As of June 30, 2005, the outstanding commercial paper and Medium-Term Notes were collateralized by $1,431.1 million net book value of revenue earning vehicles, $49.0 million of receivables and $7.4 million of restricted cash. The restricted cash is to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the ABS program. Restricted cash is included in “Cash and equivalents” in our condensed consolidated balance sheet.
On July 2, 2004, we established a Euro Medium-Term Note Program under which we and/or Hertz Finance Centre plc, or “HFC,” a wholly owned subsidiary of ours, can issue up to Euro 650.0 million in Medium-Term Notes, or the “Euro Notes.” On July 16, 2004, HFC issued Euro 200.0 million of Euro Notes under this program. The Euro Notes are fully guaranteed by us, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As of June 30, 2005, the interest rate on the Euro Notes was 3.24%.
On August 5, 2004, we issued $500.0 million of Promissory Notes consisting of $250.0 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250.0 million of 6.90% fixed rate notes due on August 15, 2014. As of June 30, 2005, the interest rate on the $250.0 million floating rate notes was 4.42%.
On May 26, 2005, we entered into a Credit Agreement, or the “Interim Credit Facility,” with an aggregate availability of up to $3.0 billion from external financial institutions. The Interim Credit Facility, as amended on July 5, 2005, provides a term facility of up to $1,650.0 million and a revolving credit facility of up to $700.0 million available to The Hertz Corporation and a term facility of up to $350.0 million and a revolving credit facility of up to $300.0 million available to our Canadian subsidiary, Hertz Canada Limited, guaranteed by The Hertz Corporation, with unutilized capacity under the Canadian tranches available to be borrowed by The Hertz Corporation. Amounts under the term facilities were available to be borrowed from May 26, 2005 to July 26, 2005 and were fully drawn. Amounts under the revolving facilities are available to be borrowed throughout the term of the Interim Credit Facility. Effective July 26, 2005, $1,825.0 million of the Interim Credit Facility commitments provided by the three initial external financial institutions were syndicated and allocated to eight additional external financial institutions. The Interim Credit Facility matures on November 23, 2005. We may elect a combination of per annum interest rates on the Interim Credit Facility including the federal funds rate plus 0.50%, JPMorgan Chase Bank, N.A.’s prime rate, LIBOR and, for loans made to Hertz Canada Limited, a Canadian base rate or Canadian prime rate, plus, in each case, a margin based on our then-current Standard & Poors Rating Services, a division of McGraw-Hill Companies, Inc., or “S&P,” and Moody’s Investors Service, Inc., or “Moody’s,” debt ratings. We are also required to pay to the lenders a quarterly facility fee equal to a rate per annum of 0.175% of the total amount of the Interim Credit Facility (such rate based upon our current S&P and Moody’s debt ratings). As of June 30, 2005, we had net outstanding borrowings of approximately $1.0 billion and C$575.0 million under the Interim Credit Facility.
On June 10, 2005, we declared and paid a dividend of $1,185.0 million on our outstanding common stock to our sole shareholder, Ford Holdings LLC, in the form of an Intercompany Note, or the “Intercompany

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note.” So long as the Interim Credit Facility remains in effect, the Intercompany Note is subordinated in right of payment to all of our existing and future senior indebtedness. The Intercompany Note matures on June 10, 2010, but may be prepaid in whole at any time or in part from time to time. Interest on the Intercompany Note will be payable in cash quarterly or on or before the maturity date of the Intercompany Note, subject to certain limitations on payment contained in the Interim Credit Facility. The Intercompany Note has a per annum interest rate equal to three-month LIBOR plus a spread of 200 basis points. See Note 11 – Relationship with Ford.
As of June 30, 2005, approximately $100.2 million of our consolidated stockholder’s equity was free of dividend limitations pursuant to our existing debt agreements. See Note 11 – Relationship with Ford.
Note 8 – Employee Retirement Benefits
The following table sets forth net periodic pension and postretirement health care and life insurance expense (in millions of dollars):

	Quarter Ended June 30,
					Health Care & Life
	Pension Benefits				Insurance (U.S.)
	2005		2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service cost	$6.0	$1.8	$4.6	$1.4	$0.1	$0.1
Interest cost	4.8	1.7	4.0	1.5	0.3	0.2
Expected return on plan assets	(5.1)	(1.4)	(4.0)	(1.2)	—	—
Amortization:
Amendments	0.1	—	0.1	—	—	—
Losses and other	1.3	0.5	0.2	0.3	—	0.1
Settlement loss	1.1	—	—	—	—	—

Net pension/post retirement expense	$8.2	$2.6	$4.9	$2.0	$0.4	$0.4

	Six Months Ended June 30,
					Health Care & Life
	Pension Benefits				Insurance (U.S.)
	2005		2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service cost	$12.2	$3.5	$9.5	$2.8	$0.2	$0.2
Interest cost	9.8	3.3	8.2	2.9	0.5	0.4
Expected return on plan assets	(10.7)	(2.7)	(8.2)	(2.4)	—	—
Amortization:
Amendments	0.2	—	0.2	—	—	—
Losses and other	1.9	1.0	0.4	0.7	0.1	0.1
Settlement loss	1.1	—	—	—	—	—

Net pension/post retirement expense	$14.5	$5.1	$10.1	$4.0	$0.8	$0.7

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. For the six months ended June 30, 2005, we contributed $7.0 million to our worldwide pension plans including benefit payments made through unfunded plans.
We have non-qualified pension plans for certain of our executives that provide benefits in excess of The Hertz Corporation Account Balance Defined Benefit Pension Plan. For one of these plans, the Supplemental Executive Retirement Plan, a pension settlement loss of $1.1 million was recognized in the quarter ended June 30, 2005 in accordance with the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 9 — Segment Information
We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The segment revenue information below for 2004 has been restated to reflect the effect of our Restatement as discussed in Note 1A – Restatement of Consolidated Statement of Operations.
We have identified two significant segments: rental of cars and light trucks, or “car rental” and rental of industrial, construction and material handling equipment, or “industrial and construction equipment rental.” The contributions of these segments, as well as “corporate and other,” to revenues and income before income taxes and minority interest for the quarter and six months ended June 30, 2005 and 2004 are summarized below (in thousands of dollars). Corporate and other includes general corporate expenses, certain interest expense, as well as other business activities such as claim management services.

	Quarter Ended June 30,
			Income (Loss) Before Income
	Revenues		Taxes and Minority Interest
		2004
	2005	Restated	2005		2004
Car rental	$1,515,937	$1,372,379	$108,702	(a)	$134,366	(b)
Industrial and construction equipment rental	344,786	281,988	56,493		18,093
Corporate and other	1,606	1,755	(10,641)		(5,743)

Total	$1,862,329	$1,656,122	$154,554		$146,716

	Six Months Ended June 30,
			Income (Loss) Before Income
	Revenues		Taxes and Minority Interest
		2004
	2005	Restated	2005		2004
Car rental	$2,869,013	$2,586,998	$133,351	(a)	$147,322	(b)
Industrial and construction equipment rental	630,198	522,255	71,872		6,004
Corporate and other	3,691	3,113	(15,190)		(11,606)

Total	$3,502,902	$3,112,366	$190,033		$141,720

(a)	Includes $10.1 million decrease in depreciation expense related to a change in revenue earning vehicle depreciation rates in our domestic car rental operations.

(b)	Includes $7.0 million received from business interruption claims we made relating to the terrorist attacks of September 11, 2001.
The increase in total assets from December 31, 2004 to June 30, 2005 in our condensed consolidated balance sheet was primarily due to an increase in revenue earning vehicles in our car rental segment.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 10 — Comprehensive Income
Accumulated other comprehensive income as of June 30, 2005 and December 31, 2004 includes an accumulated translation gain (in thousands of dollars) of $116,820 and $223,018, respectively. Comprehensive income for the quarter and six months ended June 30, 2005 and 2004 was as follows (in thousands of dollars):

	Quarter
	Ended June 30,
	2005	2004
Net income	$99,200	$95,466

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(60,847)	(13,664)
Unrealized gain (loss) on available-for-sale securities	17	(392)

Total other comprehensive loss	(60,830)	(14,056)

Comprehensive income	$38,370	$81,410

	Six Months
	Ended June 30,
	2005	2004
Net income	$120,075	$92,183

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(106,198)	(31,885)
Unrealized gain (loss) on available-for-sale securities	14	(318)

Total other comprehensive loss	(106,184)	(32,203)

Comprehensive income	$13,891	$59,980

Note 11 – Relationship with Ford
We are an indirect wholly owned subsidiary of Ford. We and certain of our subsidiaries have entered into contracts, or other transactions or relationships, with Ford or subsidiaries of Ford, the most significant of which are described below.
Car purchases and repurchases
We and Ford are parties to a car supply agreement, which commenced on September 1, 1997, for a period of ten years. Under the agreement, we and Ford have agreed to negotiate in good faith on an annual basis with respect to the supply of cars. For each model year, Ford must supply cars to us on terms and conditions that are no less favorable than those offered by Ford to other daily car rental companies. Effective September 1, 2004, we and Ford amended the agreement with respect to the 2005 through 2007 vehicle model years. As amended, the agreement only applies to our fleet requirements in the United States and to “Ford,” “Lincoln” or “Mercury” brand vehicles. The original agreement was global in scope. As a result of the changes that were made, on a per model year basis, we may purchase fewer vehicles than we had under the original agreement. See Note 12 – Subsequent Events.
During the six months ended June 30, 2005, we purchased cars from Ford and its subsidiaries at a cost of approximately $3,320.0 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $1,572.5 million.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Advertising
We are a party to a joint advertising agreement with Ford, which commenced on September 1, 1997, for a period of ten years. The agreement was amended effective September 1, 2004. Pursuant to the agreement, Ford participates in some of the cost of certain of our advertising programs featuring the Ford name or products in the United States (and abroad through August 31, 2004). Based on the changes to the advertising agreement effective September 1, 2004, we anticipate that the advertising contributions payable by Ford during the 2005 vehicle model year will be less than the advertising contributions we received from Ford for the 2004 vehicle model year. See Note 12 – Subsequent Events.
Stock option plan
Certain of our employees participate in the stock option plan of Ford under Ford’s 1998 Long-Term Incentive Plan.
Financial arrangements
In February 1997, Ford extended to us a line of credit of $500.0 million, which currently expires June 30, 2007. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminates however, at any time Ford ceases to own, directly or indirectly, our capital stock having more than 50% of the total voting power of all capital stock outstanding of us. Our obligations under this agreement would rank pari passu with our senior debt securities. A commitment fee of 0.2% per annum is payable on the unused available credit. On May 2, 2005, we borrowed $250.0 million under this line of credit, which we repaid on May 31, 2005 with borrowings under the Interim Credit Facility. As of June 30, 2005, the line of credit was not being utilized.
We maintain agreements with Ford Financial Services, Inc, or “FFS,” a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as sales agent for our secured and unsecured domestic commercial paper programs. On July 13, 2005, we entered into a letter agreement with FFS which amended the agreements to provide that they will automatically terminate at any time Ford ceases to own shares having more than 50% of the total voting power of all of our outstanding capital stock. We, through our subsidiary Hertz Australia Pty. Limited, have a similar agreement with Ford Credit Australia Limited, also an indirect wholly owned subsidiary of Ford. Hertz Australia Pty. Limited no longer maintains an active commercial paper program.
As of June 30, 2005 and December 31, 2004, Ford owed us and our subsidiaries $377.3 million and $445.2 million, respectively, the majority of which relates to various car repurchase and warranty programs. The balance as of June 30, 2005 and December 31, 2004, also includes $251.3 million and $250.7 million, respectively, which represents amounts due under a tax sharing agreement with Ford discussed below. As of June 30, 2005 and December 31, 2004, we and our subsidiaries owed Ford $232.3 million and $76.5 million, respectively (which amounts are included in “Accounts payable” in our condensed consolidated balance sheet), relating to vehicles purchased, and includes the liability for Ford stock-based employee compensation.
We have made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $296.4 million and $557.0 million as of June 30, 2005 and December 31, 2004, respectively, and will be held until the funds are required for operating purposes or used to reduce indebtedness.
Taxes
We and our domestic subsidiaries file consolidated Federal income tax returns with Ford. We have entered into a tax sharing agreement with Ford, dated as of March 10, 1997, which provides that we and Ford will make payments to each other such that, with respect to any period, the amount of taxes to be paid by us (subject to certain adjustments) will be determined as though we were to file separate federal, state and local income tax returns as the common parent of an affiliated group of corporations filing combined, consolidated or unitary federal, state and local returns, rather than as a consolidated subsidiary of Ford, with respect to federal, state and local income taxes. With respect to foreign tax credits, the agreement provides that our right to reimbursement will be determined based on usage of such foreign tax credits by the consolidated group.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Other relationships
We also engage in other transactions in the ordinary course of our respective businesses with Ford. These include our rental to Ford of cars and industrial and construction equipment and the financing of purchases, by Ford Motor Credit Company, of used cars sold by us at retail. In addition, we are named as an additional insured under certain of Ford’s insurance policies, for which we pay our allocated portion of the premiums, and have granted affiliates of Ford franchises to operate car and industrial and construction equipment rental businesses in certain Scandinavian countries.
Ford’s Investment In Us
Consistent with Ford’s announcement on April 20, 2005 that they were evaluating long-term strategic objectives for us, on June 13, 2005, we filed a Form S-1 Registration Statement with the SEC for an initial public offering, or “IPO,” of a portion of Ford’s economic interest in us. Following any IPO, Ford would intend to divest their remaining ownership interest in us. As an alternative to an IPO, Ford may dispose of their interest in us in a private sale to a third party.
Dividends
On June 10, 2005, we declared and paid a dividend of $1,185.0 million on our outstanding common stock to our sole shareholder, Ford Holdings LLC, in the form of the Intercompany Note. So long as the Interim Credit Facility remains in effect, the Intercompany Note is subordinated in right of payment to all of our existing and future senior indebtedness. The Intercompany Note matures on June 10, 2010, but may be prepaid in whole at any time or in part from time to time. Interest on the Intercompany Note will be payable in cash quarterly or on or before the maturity date of the Intercompany Note, subject to certain limitations on payment contained in the Interim Credit Facility. The Intercompany Note has a per annum interest rate equal to three-month LIBOR plus a spread of 200 basis points.
We previously announced a plan to commence paying semi-annual dividends to Ford in June 2005. That plan was based on the assumption that Ford would continue to own 100% of our outstanding capital stock. As a result of Ford’s planned divestiture of us, the dividend plan was suspended.
Note 12 – Subsequent Events
On July 5, 2005, we, one of our wholly owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expiring August 31, 2010, that covers the 2005 through 2010 vehicle model years. This agreement replaces and supersedes existing joint advertising and vehicle supply agreements that would have expired August 31, 2007.
The terms of the Master Supply and Advertising Agreement only apply to our fleet requirements and advertising in the United States and to “Ford,” “Lincoln” or “Mercury” brand vehicles, or “Ford Vehicles,” and include Ford’s agreement to pay to us one-half of our advertising costs each year subject to a minimum purchase obligation by us and the number of Ford Vehicles acquired. Under the Master Supply and Advertising Agreement, Ford has agreed to supply to us and we have agreed to purchase from Ford, during each of the 2005 through 2010 vehicle model years, a specific number of Ford Vehicles. To be eligible for cost reimbursement under the Master Supply and Advertising Agreement, the advertising must meet certain conditions, including the condition that we feature Ford Vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. It further provides that the amounts Ford will be obligated to pay to us for our advertising costs will be increased or reduced according to the number of Ford Vehicles acquired by us in any model year, provided Ford will not be required to pay any amount for our advertising costs for any year if the number of Ford Vehicles acquired in the corresponding model year is less than a specified minimum except to the extent that our failure to acquire the specified minimum number of Ford Vehicles is attributable to the availability of Ford Vehicles or Ford vehicle production is disrupted for reasons beyond the control of Ford.
We anticipate that the advertising contributions payable by Ford during the 2005 vehicle model year under the Master Supply and Advertising Agreement will be less than the advertising contributions we received from Ford for the 2004 model year. We do not expect that this reduction in Ford’s advertising

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
contributions will have a material adverse effect on our results of operations for 2005. Based on the Master Supply and Advertising Agreement, advertising contributions in future years could be lower.
Under the terms of the Master Supply and Advertising Agreement we will be able to enter into vehicle advertising and supply agreements with other automobile manufacturers in the United States and in other countries, and we intend to explore those opportunities. However, there can be no assurance that we will be able to obtain advertising contributions from other automobile manufacturers that will mitigate the reduction in Ford’s advertising contributions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained or incorporated by reference in this Form 10-Q for the quarter ended June 30, 2005, or this “Report,” are “forward looking statements.” These statements give our current expectations or forecasts of future events and our future performance and do not relate directly to historical or current events or our historical or current performance. Most of these statements contain words that identify them as forward-looking, such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or other words that relate to future events, as opposed to past or current events. Forward-looking statements are based on the then-current expectations, forecasts and assumptions of our management and involve risks and uncertainties, some of which are outside our control, that could cause actual outcomes and results to differ materially from current expectations. For some of the factors that could cause such differences, see the information under the caption “Risk factors” that was filed as Exhibit 99.1 to our Current Report on Form 8-K that was filed with the Securities Exchange Commission, or “SEC” on June 15, 2005. We cannot assure you that the assumptions made in preparing any of the forward-looking statements will prove accurate or that any projections will be realized. It is expected that there will be differences between projected and actual results. These forward-looking statements speak only as of the date of this Report, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution that undue reliance should not be placed on the forward-looking statements.
Unless the context otherwise requires, (i) references in this Report to “we,” “our” and “us” mean The Hertz Corporation and its consolidated subsidiaries and its predecessors, (ii) “HERC” means Hertz Equipment Rental Corporation, our wholly owned subsidiary, and our various other wholly owned international subsidiaries that conduct our industrial, construction and equipment rental business, (iii) “Ford” means Ford Motor Company and its consolidated subsidiaries (other than us), including Ford Holdings LLC, (iv) “cars” means cars and light trucks (including sport utility vehicles and, in Europe, light commercial vehicles) and (v) “equipment” means industrial, construction and material handling equipment.
Restatement of Consolidated Statement of Operations
We have restated our previously issued consolidated statements of operations for the years ended December 31, 2003 and 2002 and the condensed consolidated statements of operations for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, or the “Restatement.” The Restatement corrected certain of our historical accounting policies to conform with generally accepted accounting principles, or “GAAP.”
As a result of the Restatement, total revenues and expenses in our previously issued condensed consolidated statement of operations for the quarter and six months ended June 30, 2004 have each been increased by $208.4 million and $386.7 million, respectively. Because previously reported revenues and expenses for the quarter and six months ended June 30, 2004 were increased by equal amounts, the Restatement did not result in a change in our previously reported income before income taxes and minority interest or net income, nor has it changed our liquidity or financial condition. Additionally, the Restatement had no effect on our condensed consolidated balance sheet or statement of cash flows. See Note 1A to the Notes to our condensed consolidated financial statements included in this Report. A more complete description of the Restatement is set forth in Note 1A to our consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2004, or the “10-K,” filed by us with the SEC on March 21, 2005.
All prior period amounts included in this Report affected by the Restatement are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a restated basis.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Overview
We are engaged principally in the business of renting cars and renting industrial and construction equipment.
Our revenues principally are derived from rental and related charges and consist of:
•	Car rental revenues (revenues from all company-operated car rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and the sale of loss or collision damage waivers, liability insurance coverage and other products);

•	Industrial and construction equipment rental revenues (revenues from all company-operated equipment rental operations, including amounts charged to customers for the fueling and delivery of equipment and sale of loss damage waivers); and

•	Other revenues (fees and certain cost reimbursements from our licensees and revenues from our claim management services).
Our industrial and construction equipment rental business also derives revenues from the sale of new equipment and consumables.
Our expenses consist of:
•	Direct operating expenses (primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservations costs; the cost of new equipment and consumables purchased for resale; and other costs relating to the operation and rental of the revenue earning equipment, such as damage, maintenance and fuel costs);

•	Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and industrial and construction equipment;

•	Selling, general and administrative expenses (including advertising); and

•	Interest expense relating primarily to the funding of the acquisition of revenue earning equipment.
The car and industrial and construction equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume and pricing of rental transactions and the utilization of cars and industrial and construction equipment. Significant changes in the purchase price of cars and industrial and construction equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We expect increases in car costs and modest increases in industrial and construction equipment costs in the near term. We expect a significant increase in car costs for the 2006 model year, which will adversely affect our results of operations beginning in the fourth quarter of 2005 because we do not expect sufficient rental price increases in the near term to offset these car cost increases. Our business requires significant expenditures for cars and industrial and construction equipment, and consequently we require substantial liquidity to finance such expenditures.
Car rental and industrial and construction equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including minimum concession fees, rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In the United States, industry revenues from airport rentals have only recently returned to levels seen before the 2001 recession and the September 11, 2001 terrorist attacks. During the first half of 2005, the major U.S. car rental brands have seen pricing for rental cars, as measured by rental rates charged, decline slightly, while our pricing essentially remained equal to the same period last year. This pricing performance is consistent with the downward pressure on pricing for the major U.S. car rental brands in the year ended December 31, 2004. Also, we believe most European car rental companies’ pricing moved downward in 2004. During the first half of 2005, we experienced strong transaction day growth in our European operations, but our rental car pricing was below the pricing during the same period last year.
In each of the years ended December 31, 2003 and 2004, we increased the number of our staffed off-airport rental locations in the United States by approximately 200, to over 1,200 off-airport locations as of December 31, 2004. As of June 30, 2005, we had 1,329 off-airport locations and we intend to add more off-airport locations in the United States in the remainder of 2005 and in subsequent years. Accordingly, we expect the percentage of our overall U.S. rental revenues and transactions represented by our off-airport operations to grow. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location’s replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation.
From 2001 to 2003, the industrial and construction equipment rental industry experienced downward pricing, measured by the per-period rates charged by rental companies. For the year ended December 31, 2004 and the first half of 2005, we believe industry pricing, measured in the same way, has improved in North America but has continued to decline in France and Spain, albeit at a reduced rate. HERC has also experienced higher equipment rental volumes worldwide for the year ended December 31, 2004 and the first half of 2005. HERC slightly contracted its North American network of industrial and construction equipment rental locations during the 2001 to 2003 downturn in construction activities. In 2005, we currently expect HERC will add 7 to 14 new locations in major markets across the United States. In this expansion, we expect HERC will incur non-fleet start-up costs of approximately $900,000 per location and additional fleet acquisition costs over an initial twelve-month period of approximately $4.9 million per location.
We expect moderate demand in the car rental business and continued strong demand in the industrial and construction equipment rental business during the remainder of 2005. Full year 2005 income before income taxes and minority interest is anticipated to be similar to 2004 levels.
The following discussion and analysis provides information that management believes to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our condensed consolidated financial statements included in this Report.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Quarter ended June 30, 2005 Compared with Quarter ended June 30, 2004
Summary
The following table sets forth for the quarter ended June 30, 2005 and 2004 the percentage of operating revenues represented by certain items in our condensed consolidated statement of operations:

	Percentage of Revenues
	Quarter Ended
	June 30,
		2004
	2005	Restated
Revenues:
Car rental	80.1%	81.8%
Industrial and construction equipment rental	18.5	17.0
Other	1.4	1.2

	100.0	100.0

Expenses:
Direct operating	56.4	55.3
Depreciation of revenue earning equipment	20.6	21.4
Selling, general and administrative	8.6	8.7
Interest, net of interest income	6.1	5.7

	91.7	91.1

Income before income taxes and minority interest	8.3	8.9

Provision for taxes on income	(2.8)	(3.1)

Minority interest	(0.2)	—

Net income	5.3%	5.8%

The following table sets forth certain of our selected operating data for the quarter ended June 30, 2005 and 2004:

	Selected Operating Data
	Quarter Ended
	June 30,
	2005	2004
Car Rental Operations:

Average number of owned cars operated during the period	445,400	417,300
Number of transaction days of owned car rental operations during period (in thousands)	31,033	29,311
Rental rate revenue per day	$42.63	$42.76

Equipment Rental Operations:

Average cost of rental equipment operated during the period (in millions)	$2,540.5	$2,231.6
Revenues
Total revenues in the quarter ended June 30, 2005 of $1,862.3 million increased by 12.5% from $1,656.1 million in the quarter ended June 30, 2004. Revenues from car rental operations of $1,491.2 million in the quarter ended June 30, 2005 increased by $137.5 million, or 10.2%, from $1,353.7 million in the quarter

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
ended June 30, 2004. The increase was primarily the result of a 5.9% increase in car rental volume worldwide and the effects of foreign currency translation of approximately $17.4 million, partly offset by a 0.3% decrease in pricing worldwide.
Revenues from industrial and construction equipment rental operations of $344.7 million in the quarter ended June 30, 2005 increased by $62.7 million, or 22.2%, from $282.0 million in the quarter ended June 30, 2004. The increase was due to improved pricing in the United States, higher worldwide rental volume, and the effects of foreign currency translation of approximately $4.8 million.
Revenues from all other sources of $26.5 million in the quarter ended June 30, 2005 increased by $6.1 million, or 29.7%, from $20.4 million in the quarter ended June 30, 2004, primarily due to the increase in car rental licensee revenue and the effects of foreign currency translation.
Expenses
Total expenses of $1,707.8 million in the quarter ended June 30, 2005 increased by 13.1% from $1,509.4 million in the quarter ended June 30, 2004, and total expenses as a percentage of revenues increased to 91.7% in the quarter ended June 30, 2005 compared with 91.1% in the quarter ended June 30, 2004.
Direct operating expenses of $1,051.3 million in the quarter ended June 30, 2005 increased by 14.7% from $916.7 million in the quarter ended June 30, 2004. The increase was primarily the result of increases in wages and benefits, facility expenses, gasoline costs and concession fees in car rental operations, the effects of foreign currency translation, and $7.0 million received in 2004 regarding insurance claims made by us relating to the terrorist attacks of September 11, 2001.
Depreciation of revenue earning equipment for car rental operations of $327.6 million in the quarter ended June 30, 2005 increased by 9.0% from $300.5 million in the quarter ended June 30, 2004. The increase was primarily due to the increase in the average number of vehicles worldwide, an increase in the average cost per vehicle and the effects of foreign currency translation. This increase was partly offset by higher net proceeds received in excess of book value on the disposal of used vehicles and a $10.1 million reduction in depreciation for domestic car rental operations resulting from a decrease in depreciation rates to reflect changes in the estimated residual values of vehicles. Depreciation of revenue earning equipment for industrial and construction equipment rental operations of $55.2 million in the quarter ended June 30, 2005 increased by 3.6% from $53.3 million in the quarter ended June 30, 2004 due to an increase in equipment levels, partly offset by higher net proceeds received in excess of book value on the disposal of used equipment in the United States and the effects of changes in depreciation rates of equipment.
Selling, general and administrative expenses of $160.8 million in the quarter ended June 30, 2005 increased by 11.5% from $144.2 million in the quarter ended June 30, 2004. The increase was primarily due to increases in administrative and sales promotion expenses and the effects of foreign currency translation.
Interest expense, net of interest income, of $112.8 million in the quarter ended June 30, 2005 increased by 19.1% from $94.7 million in the quarter ended June 30, 2004, primarily due to increases in the weighted average debt outstanding, the weighted average interest rate and the effects of foreign currency translation, partly offset by an increase in interest income.
The provision for taxes on income of $52.6 million in the quarter ended June 30, 2005 increased by 2.7% from $51.3 million in the quarter ended June 30, 2004, primarily due to an increase in pre-tax income in the quarter ended June 30, 2005. The effective tax rate in the quarter ended June 30, 2005 was 34.1% as compared to 34.9% in the quarter ended June 30, 2004. See Note 5 to the Notes to our condensed consolidated financial statements included in this Report.
Minority interest of $2.7 million in the quarter ended June 30, 2005 represents the minority interest’s share (35%) of Navigation Solutions LLC’s net income in the quarter ended June 30, 2005. See Note 1 to the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Net Income
We had net income of $99.2 million in the quarter ended June 30, 2005, representing an increase of $3.7 million, or 3.9%, from $95.5 million in the quarter ended June 30, 2004. The increase in the net income was primarily due to higher rental volume in our worldwide car rental business and improved results in our North American industrial and construction equipment rental operations, partly offset by lower pricing in our worldwide car rental business, as well as the net effect of other contributing factors noted above.
Six Months ended June 30, 2005 Compared with Six Months ended June 30, 2004
Summary
The following table sets forth for the six months ended June 30, 2005 and 2004 the percentage of operating revenues represented by certain items in our condensed consolidated statement of operations:

	Percentage of Revenues
	Six Months Ended
	June 30,
		2004
	2005	Restated
Revenues:
Car rental	80.6%	82.0%
Industrial and construction equipment rental	18.0	16.8
Other	1.4	1.2

	100.0	100.0

Expenses:
Direct operating	57.8	57.2
Depreciation of revenue earning equipment	21.6	22.9
Selling, general and administrative	9.1	9.4
Interest, net of interest income	6.1	5.9

	94.6	95.4

Income before income taxes and minority interest	5.4	4.6

Provision for taxes on income	(1.9)	(1.6)

Minority interest	(0.1)	—

Net income	3.4%	3.0%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following table sets forth certain of our selected operating data for the six months ended June 30, 2005 and 2004:

	Selected Operating Data
	Six Months Ended
	June 30,
	2005	2004
Car Rental Operations:

Average number of owned cars operated during the period	426,100	393,500
Number of transaction days of owned car rental operations during period (in thousands)	58,431	54,352
Rental rate revenue per day	$42.91	$43.37

Equipment Rental Operations:

Average cost of rental equipment operated during the period (in millions)	$2,460.6	$2,212.1
Revenues
Total revenues in the six months ended June 30, 2005 of $3,502.9 million increased by 12.5% from $3,112.4 million in the six months ended June 30, 2004. Revenues from car rental operations of $2,824.5 million in the six months ended June 30, 2005 increased by $272.6 million, or 10.7%, from $2,551.9 million in the six months ended June 30, 2004. The increase was primarily the result of a 7.5% increase in car rental volume worldwide and the effects of foreign currency translation of approximately $37.3 million, partly offset by a 1.1% decrease in pricing worldwide.
Revenues from industrial and construction equipment rental operations of $630.1 million in the six months ended June 30, 2005 increased by $107.8 million, or 20.6%, from $522.3 million in the six months ended June 30, 2004. The increase was due to improved pricing in the United States, higher worldwide rental volume, and the effects of foreign currency translation of approximately $9.3 million.
Revenues from all other sources of $48.3 million in the six months ended June 30, 2005 increased by $10.1 million, or 26.4%, from $38.2 million in the six months ended June 30, 2004, primarily due to the increase in car rental licensee revenue and the effects of foreign currency translation.
Expenses
Total expenses of $3,312.9 million in the six months ended June 30, 2005 increased by 11.5% from $2,970.6 million in the six months ended June 30, 2004, and total expenses as a percentage of revenues decreased to 94.6% in the six months ended June 30, 2005 compared with 95.4% in the six months ended June 30, 2004.
Direct operating expenses of $2,025.5 million in the six months ended June 30, 2005 increased by 13.7% from $1,781.8 million in the six months ended June 30, 2004. The increase was primarily the result of increases in wages and benefits, facility expenses, gasoline costs and concession fees in car rental operations, the effects of foreign currency translation and $7.0 million received in 2004 regarding insurance claims made by us relating to the terrorist attacks of September 11, 2001.
Depreciation of revenue earning equipment for car rental operations of $649.7 million in the six months ended June 30, 2005 increased by 7.7% from $603.4 million in the six months ended June 30, 2004. The increase was primarily due to the increase in the average number of vehicles worldwide and the effects of foreign currency translation. This increase was partly offset by higher net proceeds received in excess of book value on the disposal of used vehicles and a $10.1 million reduction in depreciation for domestic car rental operations resulting from a decrease in depreciation rates to reflect changes in the estimated residual values of vehicles. Depreciation of revenue earning equipment for industrial and construction equipment rental operations of $106.7 million in the six months

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
ended June 30, 2005 decreased by 3.3% from $110.3 million in the six months ended June 30, 2004 due to higher net proceeds received in excess of book value on the disposal of used equipment in the United States, and the effects of changes in depreciation rates of equipment.
Selling, general and administrative expenses of $318.9 million in the six months ended June 30, 2005 increased by 9.1% from $292.4 million in the six months ended June 30, 2004. The increase was primarily due to increases in administrative and sales promotion expenses and the effects of foreign currency translation.
Interest expense, net of interest income, of $212.0 million in the six months ended June 30, 2005 increased by 16.1% from $182.7 million in the six months ended June 30, 2004, primarily due to increases in the weighted average debt outstanding, the weighted average interest rate and the effects of foreign currency translation, partly offset by an increase in interest income.
The provision for taxes on income of $64.9 million in the six months ended June 30, 2005 increased by 31.1% from $49.5 million in the six months ended June 30, 2004, primarily due to an increase in pre-tax income in the six months ended June 30, 2005. The effective tax rate in the six months ended June 30, 2005 was 34.2% as compared to 35.0% in six months ended June 30, 2004. See Note 5 to the Notes to our condensed consolidated financial statements included in this Report.
Minority interest of $5.0 million in the six months ended June 30, 2005 represents the minority interest’s share (35%) of Navigation Solutions LLC’s net income in the six months ended June 30, 2005. See Note 1 to the Notes to our condensed consolidated financial statements included in this Report.
Net Income
We had net income of $120.1 million in the six months ended June 30, 2005, representing an increase of $27.9 million, or 30.3% from $92.2 million in the six months ended June 30, 2004. The increase in net income was primarily due to higher rental volume in our worldwide car rental business and improved results in our North American industrial and construction equipment rental operations, partly offset by lower pricing in our worldwide car rental business, as well as the net effect of other contributing factors noted above.
Outlook
We expect moderate demand in the car rental business and continued strong demand in the industrial and construction equipment rental business during the remainder of 2005. Full year 2005 income before income taxes and minority interest is anticipated to be similar to 2004 levels.
Liquidity and Capital Resources
As of June 30, 2005, we had cash and equivalents of $703.9 million, an increase of $23.1 million from December 31, 2004. As of June 30, 2005, cash and equivalents includes $7.4 million of restricted cash to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the Asset Backed Securitization, or “ABS,” program. In addition, we have made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $296.4 million as of June 30, 2005. The cash equivalents and short-term investments are being held until the funds are required for operating purposes or to reduce indebtedness.
Our domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by us in the United States, Europe, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the six months ended June 30, 2005 was $1,665.5 million, an increase of $3.0 million from the six months ended June 30, 2004, primarily due to timing differences in the receipts and payments of receivables, accounts payable and accrued liabilities. Revenue earning equipment expenditures and proceeds from the disposal of such equipment have been

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
reclassified from operating activities to investing activities for the six months ended June 30, 2004. See Note 1 to the Notes to our condensed consolidated financial statements included in this Report.
Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash used in investing activities during the six months ended June 30, 2005 was $2,924.8 million, a decrease of $125.3 million from the six months ended June 30, 2004. The decrease is primarily due to the net increase in the proceeds from sales of short-term investments, partly offset by net revenue earning vehicle expenditures. Our expenditures for revenue earning equipment were $7,640.6 million (partially offset by proceeds from the disposal of such equipment of $4,611.7 million). These assets are purchased by us in accordance with the terms of programs negotiated with car and equipment manufacturers.
For the six months ended June 30, 2005, our capital expenditures for property and non-revenue earning equipment were $186.8 million. For the year 2005, we anticipate a slightly increased level of net expenditures for revenue earning equipment and property and equipment compared to the year 2004. See “Capital Expenditures” below.
Car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and heightened activity during the spring and summer. This is particularly true of our on-airport car rental operations and equipment rental operations. To accommodate this increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters. These seasonal financing needs are funded by increasing the utilization of our commercial paper programs and our bank credit facilities. As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce short-term debt.
Financing
To finance our domestic operations, we maintain active unsecured and asset backed commercial paper programs. We are also active in the domestic unsecured medium-term and long-term debt markets and the domestic asset backed medium-term debt market, and maintain credit facilities described under “Credit Facilities” below.
During 2002, we established the ABS program for our domestic car rental fleet to reduce our borrowing costs and enhance our financing resources. All debt issued under the ABS program is collateralized by the assets of the special purpose financing entities, consisting of revenue earning vehicles used by us in our car rental business, restricted cash and certain receivables related to the revenue earning vehicles. The ABS program provided for the initial issuance of asset backed commercial paper (up to $1.0 billion) and the subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose financing entities and are included in “Debt” in our condensed consolidated balance sheet. As of June 30, 2005, $849.5 million of asset backed commercial paper and $600.0 million of asset backed medium-term notes were outstanding.
The asset backed commercial paper notes have ratings of A-1 by Standard & Poors Rating Services, a division of McGraw-Hill Companies, Inc., or “S&P,” Prime-1 by Moody’s Investors Service, Inc., or “Moody’s” and F1 by Fitch Ratings, or “Fitch.” Under certain conditions, the commercial paper notes may be repaid by draws under a related bank liquidity facility ($814.0 million), which expires in June 2006, or a related letter of credit issued under a letter of credit facility ($215.0 million), which expires in June 2007.
On September 30, 2003, we issued $500.0 million of 4.7% Senior Promissory Notes, or the “4.7% Notes,” due on October 2, 2006. On June 3, 2004, we issued $600.0 million of 6.35% Senior Promissory Notes, or the “6.35% Notes,” due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, we entered into interest rate swap agreements relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, we pay interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and the 6.35% Notes to floating rate obligations with effective interest rates as of June 30, 2005 of 5.25% and 5.24%, respectively. See Note 7 to the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
On March 31, 2004, we issued $600.0 million of asset backed medium-term notes, or the “Medium-Term Notes,” under the ABS program. Of the $600.0 million of the Medium-Term Notes, $500.0 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100.0 million has a variable interest rate based on the one-month LIBOR rate plus nine basis points (3.4% as of June 30, 2005) and matures in 2007. Payments of principal and interest relating to the Medium-Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation. The Medium-Term Notes have ratings of AAA by S&P, Aaa by Moody’s and AAA by Fitch.
On July 2, 2004, we established a Euro Medium-Term Note Program under which we and/or Hertz Finance Centre plc, or “HFC,” a wholly owned subsidiary of ours, can issue up to Euro 650.0 million in Medium-Term Notes, or the “Euro Notes.” On July 16, 2004, HFC issued Euro 200 million of Euro Notes under this program. The Euro Notes are fully guaranteed by us, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As of June 30, 2005, the interest rate on the Euro Notes was 3.24%.
On August 5, 2004, we issued $500.0 million of Promissory Notes consisting of $250.0 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250.0 million of 6.90% fixed rate notes due on August 15, 2014. As of June 30, 2005, the interest rate on the $250.0 million floating rate notes was 4.42%.
As the need arises, it is our intention to issue unsecured senior, senior subordinated, junior subordinated or asset backed securities on terms to be determined at the time the securities are offered for sale. The total amount of unsecured medium-term and long-term debt outstanding as of June 30, 2005 was $5.4 billion, excluding the Intercompany note payable to Ford Holdings LLC of $1,185.0 million discussed below, having fixed and floating rates ranging from 2.38% to 9.28% as of June 30, 2005 and having maturities ranging from 2005 to 2028. From time to time, we file with the SEC shelf registration statements to allow for the issuance of such unsecured senior, senior subordinated and junior subordinated debt securities on terms to be determined at the time such securities are offered for sale. As of June 30, 2005, we had $1.9 billion available for issuance under effective registration statements, so long as the SEC’s conditions for issuance are satisfied. Among those conditions is one that, at the time of issuance, the securities being issued are placed in a generic rating category signifying investment grade by at least one nationally recognized statistical rating organization (such as S&P, Moody’s, Fitch and Dominion Bond Rating Services, or “DBRS”). See “Debt Ratings” below.
Borrowing for our international operations also consists of loans obtained from local and international banks and commercial paper programs established in Ireland, Canada, the Netherlands, Belgium and Australia. We guarantee only the commercial paper borrowings of our subsidiaries in Ireland, Canada, the Netherlands and Belgium, and we guarantee commercial paper and short-term bank loans of our subsidiary in Australia. All borrowings by international operations are either in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. As of June 30, 2005, the total debt for our foreign operations was $1,896.7 million, of which $1,649.1 million was short-term (original maturity of less than one year) and $247.6 million was long-term. As of June 30, 2005, the total amounts outstanding under the commercial paper programs in Ireland, Canada, the Netherlands and Belgium were $243.5 million, $31.0 million, $27.2 million and $15.8 million, respectively.
On June 10, 2005, we declared and paid a dividend of $1,185.0 million on our outstanding common stock to Ford Holdings LLC in the form of the Intercompany Note. So long as the Interim Credit Facility, described in “Credit Facilities” below, remains in effect, the Intercompany Note is subordinated in right of payment to all of our existing and future senior indebtedness. The Intercompany Note matures on June 10, 2010, but may be prepaid in whole at any time or in part from time to time. Interest on the Intercompany Note will be payable in cash quarterly or on or before the maturity date of the Intercompany Note, subject to certain limitations contained in the Interim Credit Facility. The Intercompany Note has a per annum interest rate equal to three-month LIBOR plus a spread of 200 basis points. As of June 30, 2005, the interest rate on the Intercompany Note was 5.4%.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
On April 20, 2005, Ford first announced that it was evaluating its long-term strategic options for its investment in us. Since the announcement by Ford, our ability to sell unsecured commercial paper has been adversely affected and may have been impacted by the announcement or by the recent developments described under “Debt Ratings” below regarding Ford’s and our debt ratings.
Credit Facilities
As of June 30, 2005, we had committed credit facilities totaling $2.8 billion.
A portion of our committed credit facilities are represented by a combination of multi-year, 364-day global and other committed credit facilities provided by 20 participating banks which as of June 30, 2005 totaled $1.3 billion in commitments. In addition to direct borrowings by us, the multi-year and 364-day global facilities allow certain of our subsidiaries to borrow on the basis of a guarantee by us.
•	The multi-year facilities were renegotiated effective July 1, 2005 and currently total $952.5 million in commitments with expirations as follows: $35.0 million on June 30, 2006, $108.0 million on June 30, 2007, $102.0 million on June 30, 2008, $81.0 million on June 30, 2009 and $626.5 million on June 30, 2010. The multi-year facilities that expire in 2010 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice.

•	During 2005, the 364-day global committed credit facilities, which totaled $94.0 million as of June 16, 2005, were renegotiated and currently expire on June 15, 2006. Under the terms of the 364-day facilities, we are permitted to convert any amount outstanding prior to expiration into a two-year loan.

•	The committed facilities totaled $178.9 million as of June 30, 2005 and expire at various times during 2005 and 2006.
Some of our other committed credit facilities are represented by facilities that support our ABS program, which as of June 30, 2005 totaled $1.0 billion:
•	Effective September 18, 2002, as part of the ABS program, we transferred a portion of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, we have waived the right to transfer them back to the 364-day global committed credit facilities without the consent of the participating banks. As of June 30, 2005, $814.0 million was committed under this facility which expires in June 2006.

•	In addition to the transfer of the 364-day commitments, we raised committed credit support through an ABS letter of credit from banks that participate in our multi-year global committed credit facilities, which totaled $215.0 million as of June 30, 2005 and expires in June 2007. In exchange for this credit support, we agreed to reduce the banks’ multi-year facility commitment by one half of the amount of their ABS letter of credit participation.
In addition to these committed credit facilities, in February 1997, Ford extended to us a line of credit of $500.0 million, which currently expires on June 30, 2007. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminates, however, at any time Ford ceases to own, directly or indirectly, our capital stock having more than 50% of the total voting power of all our capital stock outstanding and all loans and accrued interest under this facility would become immediately due and payable. Our obligations under this agreement would rank pari passu with our senior debt securities. A quarterly commitment fee of 0.2% is payable to Ford on the average daily unused available credit. On May 2, 2005, we borrowed $250.0 million under this line of credit, which we repaid on May 31, 2005 with borrowings under the Interim Credit Facility discussed below.
On May 26, 2005, we entered into a Credit Agreement, or the “Interim Credit Facility,” with an aggregate availability of up to $3.0 billion from external financial institutions. The Interim Credit Facility, as amended on July 5, 2005, provides a term facility of up to $1,650.0 million and a revolving credit facility of up to

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
$700.0 million available to The Hertz Corporation and a term facility of up to $350.0 million and a revolving credit facility of up to $300.0 million available to our Canadian subsidiary, Hertz Canada Limited, guaranteed by The Hertz Corporation, with unutilized capacity under the Canadian tranches available to be borrowed by The Hertz Corporation. Amounts under the term facilities were available to be borrowed from May 26, 2005 to July 26, 2005 and were fully drawn. Amounts under the revolving facilities are available to be borrowed throughout the term of the Interim Credit Facility. The Interim Credit Facility matures on November 23, 2005. We may elect a combination of per annum interest rates on the Interim Credit Facility including the federal funds rate plus 0.50%, JPMorgan Chase Bank, N.A.’s prime rate, LIBOR and, for loans made to Hertz Canada Limited, a Canadian base rate or Canadian prime rate, plus, in each case, a margin based on our then-current S&P and Moody’s debt ratings. We are also required to pay to the lenders a quarterly facility fee equal to a rate per annum of 0.175% of the total amount of the Interim Credit Facility (such rate based upon our current S&P and Moody’s debt ratings). As of June 30, 2005, we had net outstanding borrowings of approximately $1.0 billion and C$575.0 million under the Interim Credit Facility.
We are required to prepay loans and permanently reduce commitments under the Interim Credit Facility under certain limited circumstances, including certain issuances of securities, certain sales of assets, when Ford controls less than 25% of us or any other person or group has equal or greater control of us than Ford, and in the event that on July 26, 2005, previously July 20, 2005, the credit exposure of any of the initial lenders has not been reduced through syndication to $600.0 million or less (which could effectively reduce the total committed availability of the Interim Credit Facility to $1.8 billion as of such date). Effective July 26, 2005, $1,825.0 million of the Interim Credit Facility commitments provided by the three initial external financial institutions were syndicated and allocated to eight additional external financial institutions. The Interim Credit Facility has terms, including restrictive covenants, substantially similar to the terms of our other current committed credit facilities. In addition, the Interim Credit Facility contains restrictions on the payment of any indebtedness to, or investments in, other than in the ordinary course of business, Ford, other than as noted above, and our ability to pay future dividends, other than the dividend to Ford of the Intercompany Note or additional stock, payments pursuant to certain stock option plans or other benefit plans, or any other dividend. We have used and intend to continue to use the amounts borrowed under the Interim Credit Facility to refinance existing, short-term indebtedness and for general corporate purposes. We intend to repay the Interim Credit Facility from the proceeds received from a combination of issuances of additional asset backed securities under our ABS program, accessing the commercial paper market and issuing unsecured senior debt securities.
We maintain agreements with Ford Financial Services, Inc., or “FFS,” a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as a sales agent for our secured and unsecured domestic commercial paper programs. We pay fees to FFS, which range from 0.03% to 0.05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolios. For the six months ended June 30, 2005, we paid fees to FFS of $74,096. FFS is under no obligation to purchase any of the notes for its own account. On July 13, 2005, we entered into a letter agreement with FFS which amended the agreements to provide that they will automatically terminate at any time Ford ceases to own shares having more than 50% of the total voting power of all of our outstanding capital stock. Through our subsidiary Hertz Australia Pty. Limited, we also have a similar agreement with Ford Credit Australia Limited, also an indirect wholly owned subsidiary of Ford. Hertz Australia Pty. Limited no longer maintains an active commercial paper program.
Debt Ratings
Our short and long-term debt is rated by four of the nationally-recognized statistical rating organizations: Fitch; Moody’s; S&P; and DBRS. Debt ratings reflect an assessment by the rating agencies of the credit risk associated with particular securities issued by us. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. Long- and short-term debt ratings of BBB- and F3 or higher by Fitch, Baa3 and Prime-3 or higher by Moody’s, BBB- and A3 or higher by S&P, and BBB and R-2 or higher by DBRS are considered “investment grade.” However, debt ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria in evaluating the risk associated to a company, and therefore ratings should be evaluated independently for each rating agency.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Since March 2005, our debt ratings or outlook were downgraded by all four rating agencies, generally in conjunction with downgrades of Ford and Ford Motor Credit Company. Our current ratings are as follows:

Debt Ratings
	Long-Term	Short-Term	Outlook/Trend
Moody’s	Baa3	Prime-3	Developing outlook
S&P	BBB-	A-3	CreditWatch – developing
Fitch	BBB-	F2	Rating watch – evolving
DBRS	BBB	R-2 (middle)(1)	Under review – developing

(1)	Relates to commercial paper of Hertz Canada Limited.
Other Factors
Foreign currency. Our decision to withdraw earnings or investments from foreign countries is, in some cases, influenced by exchange controls and the utilization of foreign tax credits, and may also be affected by fluctuations in exchange rates for foreign currencies and by revaluation of such currencies in relation to the U.S. dollar by the governments involved. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Car rental operations in foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of currency restrictions. Currency restrictions and other regulations historically have not had a material impact on our operations as a whole.
Ford ownership. By virtue of Ford’s 100% ownership interest in us, Ford has the right to make any changes that it deems appropriate in our assets, corporate structure, capitalization, operations, properties and policies (including dividend policies). See Note 11 to the Notes to our condensed consolidated financial statements included in this Report.
Capital Expenditures
The table below shows revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2005 and 2004.

	Revenue Earning Equipment		Property and Equipment
	Capital	Disposal	Capital	Disposal	Net Capital
	Expenditures	Proceeds	Expenditures	Proceeds	Expenditures
			(Dollars in millions)
2005
First Quarter	$3,600.2	$(2,307.4)	$81.3	$(9.0)	$1,365.1
Second Quarter	4,040.4	(2,304.3)	105.5	(21.3)	1,820.3

Total	$7,640.6	$(4,611.7)	$186.8	$(30.3)	$3,185.4

2004
First Quarter	$2,916.1	$(1,860.7)	$61.2	$(11.7)	$1,104.9
Second Quarter	3,804.1	(1,921.2)	82.8	(20.9)	1,944.8
Third Quarter	2,179.0	(2,321.8)	74.6	(19.4)	(87.6)
Fourth Quarter	2,410.9	(2,637.2)	67.8	(7.3)	(165.8)

Total Year	$11,310.1	$(8,740.9)	$286.4	$(59.3)	$2,796.3

For the year ending December 31, 2005, we anticipate a level of net expenditures for revenue earning equipment and property and equipment slightly higher than our net expenditures in 2004. These anticipated capital expenditures reflect expected increases in the prices of 2006 model year vehicles to be acquired beginning in the fourth quarter of 2005, together with capital expenditures relating to the planned expansion of off-airport and HERC locations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Off-Balance Sheet Commitments
As of June 30, 2005 and December 31, 2004, the following guarantees were issued and outstanding:
Indemnifications
In the ordinary course of business, we execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims against any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable and estimable. The types of indemnifications for which payments are possible include the following:
Environmental. We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of June 30, 2005 and December 31, 2004, the aggregate amounts accrued for environmental liabilities reflected in our consolidated balance sheet in “Accrued liabilities” were $5.2 million and $5.4 million, respectively. The accrual represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
Tax. We provide various tax-related indemnifications as part of the transactions giving rise to the indemnification obligations. The indemnified party typically is protected from certain events that result in a tax treatment different from that originally anticipated. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. We are party to a number of tax indemnifications, and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.
Risk Management
For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see Part I, Item 1 “Business-Risk Management” in our 10-K.
Market Risks
We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 14 to the Notes to our audited consolidated financial statements included in our 10-K.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Interest Rate Risk
From time to time, we enter into interest rate swap agreements to manage interest rate risk. Effective September 30, 2003, we entered into interest rate swap agreements relating to the issuance of our 4.7% Notes due October 2, 2006. Effective June 3, 2004, we entered into interest rate swap agreements relating to the issuance of our 6.35% Notes due June 15, 2010. Under these agreements, we pay interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. See Note 7 to the Notes to our condensed consolidated financial statements included in this Report and Note 3 to the Notes to our audited consolidated financial statements included in our 10-K. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the existing debt portfolio as of December 31, 2004, net of interest income on investments, our net income would decline by approximately $15.8 million over a 12-month period.
Foreign Currency Risk
We manage our foreign currency risk primarily by incurring operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option’s counterparty. Premiums paid for options outstanding as of December 31, 2004, were approximately $0.7 million, and we limit counterparties to financial institutions that have strong credit ratings.
We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our foreign subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the foreign subsidiaries, and as a result, the forward contracts have no impact on earnings.
Inflation
The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.
Employee Retirement Benefits
Pension
We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 6 of the Notes to our audited consolidated financial statements included in our 10-K. Based on present assumptions, 2005 worldwide pre-tax pension expense is expected to be approximately $38.3 million, which is an increase of $7.6 million from 2004 primarily attributable to the decrease in the discount rate in the United States from 6.25% to 5.75% and in the United Kingdom from 5.50% to 5.25%, a pension settlement loss of $1.1 million relating to the Supplemental Executive Retirement Plan, as well as the effects of foreign currency translation.
The funded status (i.e., the amount by which the present value of projected benefit obligations exceeded the market value of pension plan assets) of our U.S. qualified plan, in which most domestic employees participate, improved as of December 31, 2004, compared with December 31, 2003. The primary factors that contributed to the improvement in the funded status was a discretionary contribution by us of $48.0 million and an increase in the actual return on plan assets, partly offset by a decrease in the discount rate.
Included in our “Stockholder’s equity” as of December 31, 2004 was a $15.1 million adjustment, net of tax, for worldwide minimum pension liability. The increase of $4.0 million in the pension adjustment from the

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
prior year is primarily attributable to unfunded plans in the United States and Germany and decreases in the discount rates as of December 31, 2004 used to calculate the present value of benefit obligations, in each case compared with the prior year.
We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, discretionary contributions of $48.0 million and $54.0 million were made to the U.S. qualified plan for the years ended December 31, 2004 and 2003, respectively. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010.
Other Postretirement Benefits
We provide limited postretirement health care and life insurance for employees of our domestic operations with hire dates prior to January 1, 1990. There are no plan assets associated with this plan. We provide for these postretirement costs through monthly accruals. The net periodic postretirement benefit cost for the year ended December 31, 2004 was $1.6 million and the accumulated benefit obligation as of December 31, 2004 was $17.3 million compared to postretirement benefit cost of $1.3 million and an accumulated benefit obligation of $14.1 million as of December 31, 2003. The increase in cost and the accumulated benefit obligation was primarily attributable to the decrease in the discount rate from 6.25% as of December 31, 2003 to 5.75% as of December 31, 2004 and higher than expected medical cost increases.
Recent Developments
Consistent with Ford’s announcement on April 20, 2005 that they were evaluating long-term strategic objectives for us, on June 13, 2005, we filed a Form S-1 Registration Statement with the SEC for an initial public offering, or “IPO,” of a portion of Ford’s economic interest in us. Following any IPO, Ford would intend to divest their remaining ownership interest in us. As an alternative to an IPO, Ford may dispose of their interest in us in a private sale to a third party.
On July 5, 2005, we, one of our wholly owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expires on August 31, 2010, that covers the 2005 through 2010 vehicle model years. This agreement replaces and supersedes existing joint advertising and vehicle supply agreements that would have expired on August 31, 2007.
The terms of the Master Supply and Advertising Agreement only apply to our fleet requirements and advertising in the United States and to “Ford,” “Lincoln” or “Mercury” brand vehicles, or “Ford Vehicles,” and include Ford’s agreement to pay to us one-half of our advertising costs each year subject to a minimum purchase obligation by us and the number of Ford Vehicles acquired. Under the Master Supply and Advertising Agreement, Ford has agreed to supply to us and we have agreed to purchase from Ford, during each of the 2005 through 2010 vehicle model years, a specific number of Ford Vehicles. To be eligible for cost reimbursement under the Master Supply and Advertising Agreement, the advertising must meet certain conditions, including the condition that we feature Ford Vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. It further provides that the amounts Ford will be obligated to pay to us for our advertising costs will be increased or reduced according to the number of Ford Vehicles acquired by us in any model year, provided Ford will not be required to pay any amount for our advertising costs for any year if the number of Ford Vehicles acquired in the corresponding model year is less than a specified minimum except to the extent that our failure to acquire the specified minimum number of Ford Vehicles is attributable to the availability of Ford Vehicles or Ford vehicle production is disrupted for reasons beyond the control of Ford.
We anticipate that the advertising contributions payable by Ford during the 2005 vehicle model year under the Master Supply and Advertising Agreement will be less than the advertising contributions we received from Ford for the 2004 model year. We do not expect that this reduction in Ford’s advertising contributions will have a material adverse effect on our results of operations for 2005. Based on the Master Supply and Advertising Agreement, advertising contributions in future years could be lower.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Under the terms of the Master Supply and Advertising Agreement we will be able to enter into vehicle advertising and supply agreements with other automobile manufacturers in the United States and in other countries, and we intend to explore those opportunities. However, there can be no assurance that we will be able to obtain advertising contributions from other automobile manufacturers that will mitigate the reduction in Ford’s advertising contributions.
Other Financial Information
The interim financial information included in this quarterly report on Form 10-Q has not been audited by PricewaterhouseCoopers LLP, or “PwC.” In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, reliance on their reports on such information should be restricted. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on the interim financial information because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, or our “Certifying Officers,” as appropriate to allow timely decisions regarding required disclosure.
Our internal control over financial reporting is a process designed by, or under the supervision of, our Certifying Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP; and that our receipts and expenditures are being made only in accordance with the authorization of our Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. We regard our internal control over financial reporting as an element of our disclosure controls and procedures.
We restated our financial statements in the manner, and for the reasons, described generally in Note 1A to the Notes to our condensed consolidated financial statements included in this Report and in more detail in Note 1A to the Notes to our consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2004, filed by us with the SEC on March 21, 2005. As explained in our previous filing, the Restatement had been necessitated by our prior presentation of certain items of revenue and expense on a net basis in circumstances under which GAAP, and particularly those set forth in EITF No. 99-19 and No. 01-14, required presentation on a gross basis. In view of this error in the application of GAAP, we had determined that, as of December 31, 2004, a material weakness existed in our internal control over financial reporting with respect to the selection and application of GAAP to our financial statements. The magnitude of any actual or potential misstatement in our financial statements was limited to an increase by identical amounts in revenue and expense in the relevant financial statements, with no changes to income before income taxes or net income and no effect on consolidated balance sheets or consolidated statements of cash flows.

ITEM 4.	Controls and Procedures (Continued)
Since December 31, 2004, we have taken a series of steps designed to improve the control processes regarding the selection and application of GAAP and preparation and review of the consolidated financial statements. Specifically, key personnel involved in our financial reporting processes have enhanced the process through which authoritative guidance will be monitored on a regular basis. On-going reviews of authoritative guidance are being conducted in order to ensure that new guidance is being complied with in the preparation of the financial statements, related disclosures and periodic filings with the SEC. Additionally, when we became aware of the misapplication of EITF No. 99-19 and No. 01-14, our management reviewed all applicable authoritative guidance issued since 1999 in relation to all consolidated financial statements which had been filed with the SEC.
Management believes that the corrective actions which have been implemented address the identified deficiencies in our disclosure controls and procedures. Management will continue to apply these process improvements to our disclosure controls and procedures.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Their evaluation was carried out with the participation of other members of our management. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective.
Except as described above, there has been no change in our internal control over financial reporting that occurred in the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
We are not required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following recent developments pertaining to legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2004, and describing certain legal proceedings commenced subsequent to December 31, 2004, is furnished on a supplemental basis:
On March 1, 2002, Bowdoin Square, L.L.C. v. Winn-Dixie Montgomery, Inc., Wal-Mart Stores East, Inc., The Hertz Corporation, et al. was commenced in the Circuit Court for Madison County, Alabama. The complaint alleged that we, Wal-Mart Stores East, Inc. and other defendants violated certain private land use restrictions and intentionally interfered with plaintiff’s contractual relationship with its tenant, Winn-Dixie Montgomery, Inc., when we subleased a former Wal-Mart store located in a shopping center in Saraland (Mobile County), Alabama. The complaint also alleged that we and other defendants negligently and wantonly injured the value of plaintiff’s interest in the shopping center, and sought unspecified compensatory damages for such diminution in the value, lost rent, repair and remedial costs, as well as punitive damages. A motion to transfer the case to the Circuit Court for Mobile County was granted in September 2002, and we filed an answer to the complaint. The plaintiff’s claims against Winn-Dixie Montgomery, Inc. were severed and were to be tried separately from the claims against Wal-Mart and us. In June 2005, the case was settled. In return for payments by the Wal-Mart entities and by us, Bowdoin Square, L.L.C. agreed to amend the Easements with Covenants and Restrictions Affecting Land expressly permitting the use of the building as a reservation center. As part of the settlement, we also entered into a lease with the plaintiff for additional parking in the plaintiff’s portion of the shopping center.
On June 16, 2003, Wide World Tours of Mission Valley, Inc., Travel Support Systems, Inc., Vacation Marketing Group of Hawaii., Cecilia Pedroza, and International Travel Bureau, Inc. v. Avis Rent A Car System, Inc., Budget Rent A Car System, Inc., Dollar Rent A Car, Inc., Enterprise Rent-A-Car Company, The Hertz Corporation, and Thrifty Rent-A-Car System, Inc. was commenced in Superior Court of the State of California, for the County of San Diego. Wide World Tours purported to be a class action on behalf of certain United States travel agents and agencies that regularly book customers with the major rental car companies. The complaint alleged that the defendant rental car companies breached their unwritten contracts with the plaintiffs by knowingly and deliberately under-reporting and underpaying the commissions due to the plaintiffs, that in so doing the defendants engaged in deceit and that the defendants engaged in unfair competition by deducting processing fees or other administrative fees from payments they make to travel agents. After the defendants filed misjoinder motions, an amended complaint was filed against us with a separate new lawsuit commenced against Avis. After a hearing in April 2004, the judge certified a class of “California only” travel agencies. In November 2004, we and the representative plaintiffs, following mediation, agreed to a nationwide settlement. Under the terms of the settlement, the plaintiffs will file an amended complaint on behalf of a nationwide class of travel agents and we, without admitting liability and in return for a general release, will provide members of the settlement class with car rental certificates the majority of which, when utilized by customers of the class members, will result in the payment of a bonus commission to the sponsoring members. In addition, we have agreed to pay the fees of the plaintiffs’ attorneys. In May 2005, the court granted final approval to the settlement.
On December 22, 2003, Stephen Moore, on behalf of himself and all others similarly situated, v. The Hertz Corporation was commenced in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County. Moore purported to be a class action on behalf of persons who rented vehicles from us in Florida and were allegedly overcharged for the recovery of a tire and battery solid waste management fee and the recovery of registration fees for the issuance of Florida license plates. Similar lawsuits were separately commenced by the same plaintiff against Avis Rent A Car System Inc. and Budget Rent A Car System, Inc. In February 2004, the plaintiff filed an amended class action complaint which alleged that, in addition to the initial causes of action, we deceptively collected an improper “federal excise tax” on frequent flyer mileage awards to class members. The plaintiff sought unspecified damages for the alleged improper and wrongful acts, attorneys’ fees, costs and injunctive relief. We answered the amended complaint and discovery commenced. In January 2005, we filed a motion for summary judgment and the plaintiff filed a revised motion for class certification. In June 2005, our motion for summary judgment was granted and the plaintiff’s revised motion for class certification was denied. A final judgment was thereafter entered. In July 2005, the plaintiff filed a notice of appeal.
In June 2005, Rene Potkay and Sylvia W. Thompson on behalf of themselves and all others similarly situated, v. The Hertz Corporation was commenced in the Circuit Court of the Twentieth Judicial Circuit in and for Lee County, Florida. Potkay purports to be a class action on behalf of all consumers who rented a vehicle from us in Florida and all consumers whose rental of a vehicle from us was initiated outside of Florida but who resided in Florida at the time of the rental who were allegedly charged a rate which is higher than the rate quoted at the time of reservation. The complaint alleges that our invoicing actions constitute a breach of contract and violate the Florida Deceptive and Unfair Trade Practices Act. The plaintiffs are seeking unspecified monetary damages, costs and disbursements, including reasonable attorneys’ fees and an injunction requiring us to cease our current methods of unfair competition and to modify our invoicing practices so as not to be unfair or fraudulent. We have filed a Motion of Dismiss.
In February 2005, the Hazardous Materials Division of the San Diego Department of Environmental Health, or the “Department,” indicated in writing that it was preparing to bring an administrative action against us due to an alleged noncompliance related to secondary containment testing for certain underground storage tanks located at one of our facilities. The Department verbally proposed a monetary penalty of approximately $113,000. We have responded to the Department in an effort to commence settlement discussions concerning the alleged violations.

ITEM 6.	Exhibits
             (a) Exhibits:
10.1	Master Supply and Advertising Agreement, dated July 5, 2005, among Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC.*

10.2	Credit Agreement, dated May 26, 2005, including Amendment No. 1 dated July 5, 2005, among The Hertz Corporation, Hertz Canada Limited, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank N.A., Toronto Branch, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and the lenders thereto.

10.3	Promissory Note, dated June 10, 2005, issued by The Hertz Corporation to Ford Holdings LLC.

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2005 and 2004.

15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 5, 2005, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
* Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION
(Registrant)

Date: August 5, 2005	By:	/s/ Paul J. Siracusa

Paul J. Siracusa
Executive Vice President and
Chief Financial Officer
(principal financial officer and duly
authorized officer)

EXHIBIT INDEX
10.1	Master Supply and Advertising Agreement, dated July 5, 2005, among Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC.*

10.2	Credit Agreement, dated May 26, 2005, including Amendment No. 1 dated July 5, 2005, among The Hertz Corporation, Hertz Canada Limited, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank N.A., Toronto Branch, Goldman Sachs Credit Partners L.P., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and the lenders thereto.

10.3	Promissory Note, dated June 10, 2005, issued by The Hertz Corporation to Ford Holdings LLC

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2005 and 2004.

15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 5, 2005, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
* Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.