Form 10-Q
period 2005-09-30
HERTZ CORP
filed 2005-11-07
CIK 47129

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of November 7, 2005: Common Stock, $0.01 par value — 100 shares.

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION
ITEM l. Condensed Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
     Stockholder of The Hertz Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2005 and September 30, 2004 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and September 30, 2004. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 1A to the condensed consolidated financial statements, the Company has restated its condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2004.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 7, 2005

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
Unaudited
ASSETS

	September 30,	December 31,
	2005	2004
Cash and equivalents (Notes 3 and 7)	$776,595	$680,866
Short-term investments (Notes 3 and 11)	269,113	556,997
Receivables, less allowance for doubtful accounts of $19,819 and $30,447 (Note 7)	1,350,705	1,282,290
Due from affiliates (Note 11)	447,571	445,235
Inventories, at lower of cost or market	105,088	83,287
Prepaid expenses and other assets	186,091	144,168
Revenue earning equipment, at cost (Notes 6, 7 and 11):
Cars	9,409,591	8,380,688
Less accumulated depreciation	(835,420)	(783,499)
Other equipment	2,746,271	2,378,673
Less accumulated depreciation	(770,371)	(852,947)

Total revenue earning equipment	10,550,071	9,122,915

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,350,199	1,296,196
Service equipment	1,321,188	1,232,739

	2,671,387	2,528,935
Less accumulated depreciation	(1,364,850)	(1,292,764)

Total property and equipment	1,306,537	1,236,171

Goodwill and other intangible assets (Note 4)	546,808	544,445

Total assets	$15,538,579	$14,096,374

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable (Note 11)	$888,291	$786,037
Accrued liabilities (Note 7)	840,173	835,680
Accrued taxes	588,907	130,062
Debt (Notes 7, 11 and 12)	10,597,923	8,428,031
Public liability and property damage	377,357	391,696
Deferred taxes on income	533,600	849,700

Total liabilities	13,826,251	11,421,206

Minority interest (Note 1)	10,331	4,921

Stockholder’s equity (Notes 7 and 11):
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	983,132	983,132
Retained earnings	619,513	1,479,217
Accumulated other comprehensive income (Note 10)	99,352	207,898

Total stockholder’s equity	1,701,997	2,670,247

Total liabilities and stockholder’s equity	$15,538,579	$14,096,374

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Quarter
	Ended September 30,
		2004
	2005	Restated
Revenues:
Car rental	$1,701,524	$1,538,357
Industrial and construction equipment rental	390,850	316,331
Other	31,256	24,509

Total revenues (Note 1A)	2,123,630	1,879,197

Expenses:
Direct operating	1,120,285	994,164
Depreciation of revenue earning equipment (Note 6)	432,466	370,738
Selling, general and administrative	165,419	161,059
Interest, net of interest income of $9,312 and $6,741 (Note 7)	141,164	102,372

Total expenses (Note 1A)	1,859,334	1,628,333

Income before income taxes and minority interest	264,296	250,864
Provision for taxes on income (Note 5)	(54,623)	(64,968)
Minority interest (Note 1)	(4,452)	(1,456)

Net income	$205,221	$184,440

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Nine Months
	Ended September 30,
		2004
	2005	Restated
Revenues:
Car rental	$4,526,063	$4,090,276
Industrial and construction equipment rental	1,020,944	838,588
Other	79,525	62,699

Total revenues (Note 1A)	5,626,532	4,991,563

Expenses:
Direct operating	3,145,768	2,775,993
Depreciation of revenue earning equipment (Note 6)	1,188,903	1,084,480
Selling, general and administrative	484,324	453,428
Interest, net of interest income of $26,175 and $15,751 (Note 7)	353,208	285,078

Total expenses (Note 1A)	5,172,203	4,598,979

Income before income taxes and minority interest	454,329	392,584
Provision for taxes on income (Note 5)	(119,560)	(114,505)
Minority interest (Note 1)	(9,473)	(1,456)

Net income	$325,296	$276,623

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Nine Months
	Ended September 30,
	2005	2004
Cash flows from operating activities:

Net income	$325,296	$276,623
Adjustments to reconcile net income to net cash provided by operating activities	1,418,909	1,533,282

Net cash provided by operating activities (Note 1)	1,744,205	1,809,905

Cash flows from investing activities:

Proceeds from sales (purchases) of short-term investments, net	287,884	(154,536)
Revenue earning equipment expenditures	(10,018,051)	(8,899,161)
Proceeds from disposal of revenue earning equipment	7,191,204	6,103,751
Property and equipment expenditures	(279,736)	(218,668)
Proceeds from disposal of property and equipment	49,330	51,984
Available-for-sale securities:
Purchases	—	(9,461)
Sales	245	9,220
Changes in investment in joint venture	—	2,000

Net cash used in investing activities (Note 1)	(2,769,124)	(3,114,871)

Cash flows from financing activities:

Issuance of an intercompany note (Notes 7 and 11)	1,185,000	—
Proceeds from issuance of long-term debt	24,316	1,958,691
Repayment of long-term debt	(517,783)	(909,913)
Short-term borrowings:
Proceeds	3,617,020	1,212,299
Repayments	(2,132,654)	(593,568)
Ninety day term or less, net (Note 11)	182,269	(428,187)
Dividends paid (Notes 7 and 11)	(1,185,000)	—

Net cash provided by financing activities	1,173,168	1,239,322

Effect of foreign exchange rate changes on cash	(52,520)	(8,058)

Net increase (decrease) in cash and equivalents during the period	95,729	(73,702)

Cash and equivalents at beginning of year	680,866	609,986

Cash and equivalents at end of period	$776,595	$536,284

Supplemental disclosures of cash flow information:

Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$349,648	$272,069
Income taxes	12,036	(3,952)
The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 1 — Basis of Presentation
The Hertz Corporation, together with its subsidiaries, referred to herein as “we,” “our” and “us,” is an indirect wholly owned subsidiary of Ford Motor Company, or “Ford.” See Note 11 — Relationship with Ford.
On September 12, 2005, Ford entered into a definitive agreement, or the “Stock Purchase Agreement,” with CCMG Holdings, Inc., or “CCMG,” under which Ford will sell to CCMG all its shares of our common stock. CCMG is owned by private equity funds managed by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity. The sale is subject to customary conditions, including applicable regulatory approvals, and is anticipated to be completed by year-end 2005.
The Stock Purchase Agreement contemplates a number of transactions including, among other things, the termination of the existing tax sharing agreement between Ford and us. The cancellation or settlement of related intercompany balances and other consequences of the sale, which are subject to the completion of our sale by Ford to CCMG, have not been reflected in these condensed consolidated financial statements.
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
Certain prior period amounts have been reclassified to conform with current reporting. For the nine months ended September 30, 2004, revenue earning equipment expenditures and proceeds from disposals have been reclassified from operating activities to investing activities in our condensed consolidated statement of cash flows. A summary of the reclassifications in our condensed consolidated statement of cash flows is as follows (in thousands of dollars):

	Nine Months Ended
	September 30, 2004
	As
	Previously	As
	Reported	Reclassified
Net cash flows (used in) provided by operating activities	$(985,505)	$1,809,905
Net cash used in investing activities	$(319,461)	$(3,114,871)
Net decrease in cash and equivalents during the period	$(73,702)	$(73,702)
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
As a result of the Restatement, total revenues and expenses in the previously issued condensed consolidated statement of operations for the quarter and nine months ended September 30, 2004 have each been increased by $218.1 million and $604.8 million, respectively. Because previously reported revenues and expenses for the quarter and nine months ended September 30, 2004 were increased by equal amounts, the Restatement did not result in a change in our previously reported income before income taxes and minority interest or net income nor has it changed our liquidity or financial condition. Additionally, the Restatement had no effect on our condensed consolidated balance sheet or statement of cash flows. A more complete description of the Restatement is set forth in Note 1A to our consolidated financial statements contained in our 10-K.
A summary of the effects of the Restatement on our previously issued condensed consolidated statement of operations is as follows (in thousands of dollars):

	Quarter Ended
	September 30, 2004
	As
	Previously	As
	Reported	Restated
Revenues:
Car rental	$1,363,814	$1,538,357
Industrial and construction equipment rental	277,047	316,331
Other	20,239	24,509

Total revenues	1,661,100	1,879,197

Expenses:
Direct operating	778,384	994,164
Depreciation of revenue earning equipment	370,738	370,738
Selling, general and administrative	158,742	161,059
Interest, net of interest income of $6,741	102,372	102,372

Total expenses	1,410,236	1,628,333

Income before income taxes and minority interest	250,864	250,864
Provision for taxes on income	(64,968)	(64,968)
Minority interest	(1,456)	(1,456)

Net income	$184,440	$184,440

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Nine Months Ended
	September 30, 2004
	As
	Previously	As
	Reported	Restated
Revenues:
Car rental	$3,604,214	$4,090,276
Industrial and construction equipment rental	730,470	838,588
Other	52,100	62,699

Total revenues	4,386,784	4,991,563

Expenses:
Direct operating	2,176,727	2,775,993
Depreciation of revenue earning equipment	1,084,480	1,084,480
Selling, general and administrative	447,915	453,428
Interest, net of interest income of $15,751	285,078	285,078

Total expenses	3,994,200	4,598,979

Income before income taxes and minority interest	392,584	392,584
Provision for taxes on income	(114,505)	(114,505)
Minority interest	(1,456)	(1,456)

Net income	$276,623	$276,623

Note 2 — Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board, or “FASB,” issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” or “FSP 109-2”. FSP 109-2 provides accounting guidance for the one-time tax deduction of 85% of non-U.S. earnings that are repatriated in excess of a base amount as defined in the American Jobs Creation Act of 2004, or “the Act.” Statement of Financial Accounting Standards, or “SFAS,” No. 109, “Accounting for Income Taxes,” requires a company to reflect in the period of enactment the effect of a new tax law. Due to the lack of clarification on certain provisions within the Act, FSP 109-2 allowed companies time beyond the financial reporting period of enactment to evaluate the effect of the Act. We are in the process of evaluating the impact of the Act and we are unable to estimate its effects.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board, or “APB,” Opinion No. 20 and FASB Statement No. 3.” Previously, APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006. We do not expect any impact on our financial position, results of operations or cash flows.
Note 3 — Cash and Equivalents and Short-term Investments
Cash and equivalents includes time deposits, marketable securities and other investments that are readily convertible into cash and have original maturities of three months or less. As of September 30, 2005 and December 31, 2004, our short-term investments of $269.1 million and $557.0 million, respectively, consisted of investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. See Note 11 — Relationship with Ford.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 4 — Goodwill and Other Intangible Assets
We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. We conducted the required annual goodwill impairment test in the second quarter of 2005, and determined that there was no impairment. Certain other intangible assets are amortized over their estimated useful lives.
The following summarizes the changes in our goodwill, by segment, and other intangible assets (in thousands of dollars):

	December 31, 2004	Change(1)	September 30, 2005
Goodwill
Car rental	$365,607	$(1,517)	$364,090
Industrial and construction equipment rental	177,268	(5,546)	171,722

Total Goodwill	542,875	(7,063)	535,812
Other intangible assets	1,570	9,426	10,996

Total	$544,445	$2,363	$546,808

(1)	The change in goodwill resulted primarily from the translation of foreign currencies at different exchange rates on December 31, 2004 and September 30, 2005. The change in other intangible assets resulted from the acquisitions of domestic car rental licensees and the amortization of certain other intangible assets. The largest acquisition of a domestic car rental licensee in 2005 resulted in $9.0 million of other intangibles which are not subject to amortization.
Note 5 — Income Taxes
The provision for taxes on income is based upon the expected effective tax rate applicable to the full year. The effective tax rate for the quarter and nine months ended September 30, 2005 of 20.7% and 26.3%, respectively, are lower than the U.S. federal statutory rate of 35% primarily due to the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million in the quarter ended September 30, 2005 and the mix of pretax operating results among countries with different tax rates. The nine months ended September 30, 2004 included favorable foreign tax adjustments of $23.3 million.
Note 6 — Depreciation of Revenue Earning Equipment
Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Quarter Ended
	September 30,
	2005	2004
Depreciation of revenue earning equipment	$443,678	$390,051
Adjustment of depreciation upon disposal of the equipment	(16,138)	(22,016)
Rents paid for vehicles leased	4,926	2,703

Total	$432,466	$370,738

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Nine Months Ended
	September 30,
	2005	2004
Depreciation of revenue earning equipment	$1,232,451	$1,122,248
Adjustment of depreciation upon disposal of the equipment	(57,378)	(47,440)
Rents paid for vehicles leased	13,830	9,672

Total	$1,188,903	$1,084,480

The adjustment of depreciation upon disposal of revenue earning equipment for the quarters ended September 30, 2005 and 2004 included net gains of $6.9 million and $15.3 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $9.2 million and $6.7 million, respectively, on the disposal of equipment in our industrial and construction equipment rental operations. Depreciation rates being used to compute the provision for depreciation of revenue earning equipment were decreased in our domestic car rental operations (effective April 1, and July 1, 2005) and our North American industrial and construction equipment rental operations (effective January 1, and July 1, 2005) to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold, resulting in net reductions in depreciation expense for the quarter ended September 30, 2005 of $5.5 million and $4.3 million, respectively.
The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2005 and 2004 included net gains of $26.1 million and $27.8 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $31.3 million and $19.6 million, respectively, on the disposal of equipment in our industrial and construction equipment rental operations. Cumulative changes to depreciation rates being used to compute the provision for depreciation of revenue earning equipment in our domestic car rental operations and North American industrial and construction equipment rental operations resulted in net reductions in depreciation expense for the nine months ended September 30, 2005 of $15.6 million and $9.1 million, respectively.
Note 7 — Debt
Debt as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Notes payable, including commercial paper, average interest rate: 2005, 4.7%; 2004, 2.4%	$2,449,753	$993,856
Promissory notes, average interest rate: 2005, 6.3%; 2004, 6.1% (effective average interest rate: 2005, 6.4%; 2004, 6.1%); net of unamortized discount: 2005, $9,384; 2004, $10,964; due 2005 to 2028	5,184,231	5,700,443
Intercompany Note Payable to Ford Holdings LLC, average interest rate: 5.8%; due 2010	1,185,000	—
Foreign subsidiaries’ debt, including commercial paper: in millions (2005, $229.3; 2004, $787.7); and other borrowings; average interest rate: 2005, 3.7%; 2004, 3.0%	1,778,939	1,733,732

Total	$10,597,923	$8,428,031

The aggregate amounts of payments to be made upon the maturity of debt for each of the twelve-month periods ending September 30, in millions, are as follows: 2006, $4,335.7 (including $3,974.6 of commercial paper, demand and other short-term borrowings); 2007, $1,276.8; 2008, $855.9; 2009, $470.9; 2010, $1,885.1; after 2010, $1,800.1.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
On September 30, 2003, we issued $500.0 million of 4.7% Senior Promissory Notes, or the “4.7% Notes,” due on October 2, 2006. On June 3, 2004, we issued $600.0 million of 6.35% Senior Promissory Notes, or the “6.35% Notes,” due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, we entered into interest rate swap agreements, or “Swaps,” relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, we pay interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and the 6.35% Notes to floating rate obligations with effective interest rates as of September 30, 2005 of 5.66% and 5.70%, respectively. The Swaps are designated as fair value hedges with no ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The carrying amounts of the Swaps are adjusted to their fair value for changes in market interest rates, with an offsetting adjustment to the fixed rate debt. As of September 30, 2005, the fair value adjustments relating to the Swaps on the 4.7% Notes and the 6.35% Notes were $9.3 million and $3.9 million, respectively. The fair value adjustment relating to the Swaps on the 4.7% Notes and the 6.35% Notes was reflected in the condensed consolidated balance sheet in “Accrued liabilities” with an offsetting decrease in “Debt.”
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
On March 31, 2004, we issued $600.0 million of asset backed medium-term notes, or the “Medium-Term Notes,” under the ABS program. Of the $600.0 million of the Medium-Term Notes, $500.0 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100.0 million has a variable interest rate based on the one-month LIBOR rate plus nine basis points (3.9% as of September 30, 2005) and matures in 2007. Payments of principal and interest relating to the Medium-Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation.
Under our ABS program, a committed letter of credit facility has been arranged to provide up to $215.0 million of letters of credit for credit enhancement. As of September 30, 2005, a $200.0 million letter of credit had been issued under this facility, the full amount of which was undrawn.
As of September 30, 2005, $849.5 million of asset backed commercial paper was outstanding under the ABS program. The average interest rate as of September 30, 2005 was 3.7%. The collateralized commercial paper has a maximum term of 58 days when issued. As of September 30, 2005, $600.0 million of asset backed Medium-Term Notes were outstanding. The average interest rate as of September 30, 2005 was 3.0%. As of September 30, 2005, the outstanding commercial paper and Medium-Term Notes were collateralized by $1,440.9 million net book value of revenue earning vehicles, $69.4 million of receivables and $4.5 million of restricted cash. The restricted cash is to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the ABS program. Restricted cash is included in “Cash and equivalents” in our condensed consolidated balance sheet.
On July 2, 2004, we established a Euro Medium-Term Note Program under which we and/or Hertz Finance Centre plc, or “HFC,” a wholly owned subsidiary of ours, can issue up to Euro 650.0 million in Medium-Term Notes, or the “Euro Notes.” On July 16, 2004, HFC issued Euro 200.0 million of Euro Notes under this program. The Euro Notes are fully guaranteed by us, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As of September 30, 2005, the interest rate on the Euro Notes was 3.22%.
On August 5, 2004, we issued $500.0 million of Promissory Notes consisting of $250.0 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250.0 million

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
of 6.90% fixed rate notes due on August 15, 2014. As of September 30, 2005, the interest rate on the $250.0 million floating rate notes was 4.93%.
We have launched tender offers for various series of our outstanding notes in connection with our pending sale to CCMG. See Note 12 — Subsequent Events.
On May 26, 2005, we entered into a Credit Agreement, or the “Interim Credit Facility,” with an aggregate availability of up to $3.0 billion from external financial institutions. The Interim Credit Facility, as amended on July 5, 2005, provides a term facility of up to $1,650.0 million and a revolving credit facility of up to $700.0 million available to The Hertz Corporation and a term facility of up to $350.0 million and a revolving credit facility of up to $300.0 million available to our Canadian subsidiary, Hertz Canada Limited, guaranteed by The Hertz Corporation, with unutilized capacity under the Canadian tranches available to be borrowed by The Hertz Corporation. Amounts under the term facilities were fully drawn. Amounts under the revolving facilities are available to be borrowed throughout the term of the Interim Credit Facility. Effective July 26, 2005, $1,825.0 million of the Interim Credit Facility commitments provided by the three initial external financial institutions were syndicated and allocated to eight additional external financial institutions. The Interim Credit Facility matures on November 23, 2005. We may elect a combination of per annum interest rates on the Interim Credit Facility including the federal funds rate plus 0.50%, JPMorgan Chase Bank, N.A.’s prime rate, LIBOR and, for loans made to Hertz Canada Limited, a Canadian base rate or Canadian prime rate, plus, in each case, a margin based on our then-current Standard & Poors Rating Services, a division of McGraw-Hill Companies, Inc., or “S&P,” and Moody’s Investors Service, Inc., or “Moody’s,” debt ratings. We are also required to pay to the lenders a quarterly facility fee equal to a rate per annum of 0.175% of the total amount of the Interim Credit Facility (such rate based upon our current S&P and Moody’s debt ratings). As of September 30, 2005, we had net outstanding borrowings of approximately $1.2 billion and C$550.0 million under the Interim Credit Facility, which as of September 30, 2005, consisted of $1,850.0 million available to The Hertz Corporation and $650.0 million available to Hertz Canada Limited. The Interim Credit Facility is to be replaced and refinanced pursuant to a commitment letter dated October 11, 2005. See Note 12 — Subsequent Events.
On June 10, 2005, we declared and paid a dividend of $1,185.0 million on our outstanding common stock to our sole shareholder, Ford Holdings LLC, in the form of an Intercompany Note, or the “Intercompany Note.” So long as the Interim Credit Facility remains in effect, the Intercompany Note is subordinated in right of payment to all of our existing and future senior indebtedness. The Intercompany Note matures on June 10, 2010, but may be prepaid in whole at any time or in part from time to time. Interest on the Intercompany Note will be payable in cash quarterly or on or before the maturity date of the Intercompany Note, subject to certain limitations on payment contained in the Interim Credit Facility. The Intercompany Note has a per annum interest rate equal to three-month LIBOR plus a spread of 200 basis points. As of September 30, 2005, the interest rate on the Intercompany Note was 5.8%. See Note 11 — Relationship with Ford.
As of September 30, 2005, we had standby letters of credit totaling $208.7 million, primarily to support self-insurance programs required to be fronted by licensed insurance companies in the United States, Canada and in Europe and to support airport concession obligations in the United States and Canada.
As of September 30, 2005, approximately $303.0 million of our consolidated stockholder’s equity was free of dividend limitations pursuant to our existing debt agreements. See Note 11 — Relationship with Ford.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 8 — Employee Retirement Benefits
The following table sets forth net periodic pension and postretirement health care and life insurance expense (in millions of dollars):

	Quarter Ended September 30,
					Health Care & Life
	Pension Benefits				Insurance (U.S.)
	2005		2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service cost	$6.3	$2.0	$6.6	$1.1	$0.1	$0.1
Interest cost	5.1	1.6	5.3	1.2	0.2	0.3
Expected return on plan assets	(5.5)	(1.7)	(5.5)	(0.9)	—	—
Amortization:
Amendments	0.2	—	0.3	—	—	—
Losses and other	0.8	0.4	1.0	0.5	0.1	0.1

Net pension/post retirement expense	$6.9	$2.3	$7.7	$1.9	$0.4	$0.5

	Nine Months Ended September 30,
					Health Care & Life
	Pension Benefits				Insurance (U.S.)
	2005		2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service cost	$18.5	$5.5	$16.1	$3.9	$0.3	$0.3
Interest cost	14.9	4.9	13.5	4.1	0.7	0.7
Expected return on plan assets	(16.2)	(4.4)	(13.7)	(3.3)	—	—
Amortization:
Amendments	0.4	—	0.5	—	—	—
Losses and other	2.7	1.4	1.4	1.2	0.2	0.2
Settlement loss	1.1	—	—	—	—	—

Net pension/post retirement expense	$21.4	$7.4	$17.8	$5.9	$1.2	$1.2

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. For the nine months ended September 30, 2005, we contributed $36.6 million to our worldwide pension plans including a discretionary contribution of $28.0 million to our U.S. defined benefit pension plan and benefit payments made through unfunded plans.
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
Note 9 — Segment Information
We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The segment revenue information below for 2004 has been restated to reflect the effect of our Restatement as discussed in Note 1A — Restatement of Consolidated Statement of Operations.
We have identified two significant segments: rental of cars and light trucks, or “car rental,” and rental of industrial, construction and material handling equipment, or “industrial and construction equipment rental.” The contributions of these segments, as well as “corporate and other,” to revenues and income before income taxes and minority interest for the quarter and nine months ended September 30, 2005 and 2004

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
are summarized below (in thousands of dollars). Corporate and other includes general corporate expenses, certain interest expense, as well as other business activities such as claim management services.

	Quarter Ended September 30,
			Income (Loss) Before Income
	Revenues		Taxes and Minority Interest
		2004
	2005	Restated	2005		2004
Car rental	$1,730,941	$1,561,471	$191,898	(a)	$207,345
Industrial and construction equipment rental	390,944	316,331	95,417	(b)	48,400
Corporate and other	1,745	1,395	(23,019	)(c)	(4,881)

Total	$2,123,630	$1,879,197	$264,296		$250,864

	Nine Months Ended September 30,
			Income (Loss) Before Income
	Revenues		Taxes and Minority Interest
		2004
	2005	Restated	2005		2004
Car rental	$4,599,954	$4,148,469	$325,249	(a)	$354,667	(d)
Industrial and construction equipment rental	1,021,142	838,586	167,289	(b)	54,404
Corporate and other	5,436	4,508	(38,209	)(c)	(16,487)

Total	$5,626,532	$4,991,563	$454,329		$392,584

(a)	Includes a $5.5 million and $15.6 million decrease in depreciation expense related to a change in revenue earning vehicle depreciation rates in our domestic car rental operations for the quarter and nine months ended September 30, 2005, respectively.

(b)	Includes a $4.3 million and $9.1 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our North American equipment rental operations for the quarter and nine months ended September 30, 2005, respectively.

(c)	Includes interest expense of $16.3 million and $20.0 million on the Intercompany note payable to Ford Holdings LLC (relating to the dividend declared and paid June 10, 2005) for the quarter and nine months ended September 30, 2005, respectively.

(d)	Includes $7.0 million received from business interruption claims we made relating to the terrorist attacks of September 11, 2001.
The increase in total assets from December 31, 2004 to September 30, 2005 in our condensed consolidated balance sheet was primarily due to an increase in revenue earning vehicles in our car rental segment.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
Note 10 — Comprehensive Income
Accumulated other comprehensive income as of September 30, 2005 and December 31, 2004 includes an accumulated translation gain (in thousands of dollars) of $114,473 and $223,018, respectively. Comprehensive income for the quarter and nine months ended September 30, 2005 and 2004 was as follows (in thousands of dollars):

	Quarter Ended
	September 30,
	2005	2004
Net income	$205,221	$184,440

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,347)	21,113
Unrealized (loss) gain on available-for-sale securities	(15)	227

Total other comprehensive (loss) income	(2,362)	21,340

Comprehensive income	$202,859	$205,780

	Nine Months
	Ended September 30,
	2005	2004
Net income	$325,296	$276,623

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(108,545)	(10,772)
Unrealized loss on available-for-sale securities	(1)	(91)

Total other comprehensive loss	(108,546)	(10,863)

Comprehensive income	$216,750	$265,760

Note 11 — Relationship with Ford
We are an indirect wholly owned subsidiary of Ford. We and certain of our subsidiaries have entered into contracts, or other transactions or relationships, with Ford or subsidiaries of Ford, the most significant of which are described below.
Car purchases/repurchases and advertising arrangements
On July 5, 2005, we, one of our wholly owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expiring August 31, 2010, that covers the 2005 through 2010 vehicle model years. This agreement replaces and supersedes previously existing joint advertising and vehicle supply agreements that would have expired August 31, 2007. The terms of the Master Supply and Advertising Agreement only apply to our fleet requirements and advertising in the United States and to “Ford,” “Lincoln” or “Mercury” brand vehicles, or “Ford Vehicles,” and include Ford’s agreement to pay to us one-half of our advertising costs each year subject to a minimum purchase obligation by us and the number of Ford Vehicles acquired. Under the Master Supply and Advertising Agreement, Ford has agreed to supply to us and we have agreed to purchase from Ford, during each of the 2005 through 2010 vehicle model years, a specific number of Ford Vehicles. To be eligible for cost reimbursement under the Master Supply and Advertising Agreement, the advertising must meet certain conditions, including the condition that we feature Ford Vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. It further provides that the amounts Ford will be obligated to pay to us for our advertising costs will be increased or reduced according to the number of Ford Vehicles acquired by us in any model year, provided Ford will not be required to pay any amount for our advertising costs for any year if the number of Ford Vehicles acquired in the corresponding model year is less than a specified minimum except to the extent that our failure to acquire the specified minimum number of Ford Vehicles is attributable to the availability of Ford Vehicles or Ford vehicle production is disrupted for reasons beyond the control of Ford.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
The advertising contributions paid by Ford for the 2005 vehicle model year under the Master Supply and Advertising Agreement were less than the advertising contributions we received from Ford for the 2004 model year. Based on the Master Supply and Advertising Agreement, advertising contributions in future years could be lower than those for 2005.
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
Ford subsidiaries and affiliates also supply other brands of cars, including “Jaguar,” “Volvo,” “Mazda,” and “Land Rover” cars, to us in the United States under arrangements separate from the Master Supply and Advertising Agreement. In addition, Ford, its subsidiaries and affiliates are significant suppliers of cars to our international operations.
During the nine months ended September 30, 2005, we purchased cars from Ford and its subsidiaries at a cost of approximately $4,074.9 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $2,377.6 million.
Stock option plan
Certain of our employees participate in the stock option plan of Ford under Ford’s 1998 Long-Term Incentive Plan.
Financial arrangements
In February 1997, Ford extended to us a line of credit of $500.0 million, which currently expires June 30, 2007. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminates however, at any time Ford ceases to own, directly or indirectly, our capital stock having more than 50% of the total voting power of all of our outstanding capital stock. Our obligations under this agreement would rank pari passu with our senior debt securities. A commitment fee of 0.2% per annum is payable on the unused available credit. As of September 30, 2005, the line of credit was not being utilized.
We maintain agreements with Ford Financial Services, Inc, or “FFS,” a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as sales agent for our secured and unsecured domestic commercial paper programs. On July 13, 2005, we entered into a letter agreement with FFS which amended the agreements to provide that they will automatically terminate at any time Ford ceases to own, directly or indirectly, shares of capital stock having more than 50% of the total voting power of all of our outstanding capital stock. We, through our subsidiary Hertz Australia Pty. Limited, have a similar agreement with Ford Credit Australia Limited, also an indirect wholly owned subsidiary of Ford. Hertz Australia Pty. Limited no longer maintains an active commercial paper program.
As of September 30, 2005 and December 31, 2004, Ford owed us and our subsidiaries $447.6 million and $445.2 million, respectively. The balance as of September 30, 2005 and December 31, 2004 includes $251.3 million and $250.7 million, respectively, which represents amounts due under a tax sharing agreement with Ford discussed below and amounts due under various car repurchase and warranty programs. As of September 30, 2005 and December 31, 2004, we and our subsidiaries owed Ford $137.4 million and $76.5 million, respectively (which amounts are included in “Accounts payable” in our condensed consolidated balance sheet), relating to vehicles purchased, and includes the liability for Ford stock-based employee compensation.
We have made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $269.1 million and $557.0 million as of September 30, 2005 and December 31, 2004, respectively, and will be held until the funds are required for operating purposes or used to reduce indebtedness.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
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
Other relationships
We also engage in other transactions in the ordinary course of our respective businesses with Ford. These include our rental to Ford of cars and industrial and construction equipment and the financing of purchases, by Ford Motor Credit Company, of used cars sold by us. In addition, we are named as an additional insured under certain of Ford’s insurance policies, for which we pay our allocated portion of the premiums, and have granted affiliates of Ford franchises to operate car and industrial and construction equipment rental businesses in certain Scandinavian countries.
Ford’s Investment In Us
On September 12, 2005, Ford entered into the Stock Purchase Agreement with CCMG under which Ford will sell to CCMG all its shares of our common stock. CCMG is owned by private equity funds managed by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity. The sale is subject to customary conditions, including applicable regulatory approvals, and is anticipated to be completed by year-end 2005.
The Stock Purchase Agreement contemplates a number of transactions including, among other things, the termination of the existing tax sharing agreement between Ford and us. The cancellation or settlement of related intercompany balances and other consequences of the sale, which are subject to the completion of our sale by Ford to CCMG, have not been reflected in the accompanying condensed consolidated financial statements.
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
Note 12 — Subsequent Events
Commitment Letter
On October 11, 2005, we entered into a commitment letter, or the “Commitment Letter,” with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Goldman Sachs Credit Partners L.P. and Deutsche Bank AG New York Branch under which these initial lenders have severally committed, subject to the terms and conditions set forth in the Commitment Letter, to provide us with up to $2.575 billion to replace and refinance in full the indebtedness under the Interim Credit Facility and to use for general corporate purposes. Effective November 23, 2005, up to an aggregate amount of $1.150 billion is expected to be available in the form of a single draw term credit facility and up to an aggregate

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
amount of $775.0 million is expected to be available in the form of a revolving credit facility, up to an aggregate amount of $350.0 million is expected to be available to either Hertz Canada Limited or us in the form of a single draw term facility and up to an aggregate amount of $300.0 million is expected to be available to either Hertz Canada Limited or us in the form of a revolving Credit Facility. The portions of these credit facilities available to Hertz Canada Limited will be guaranteed by us. The credit facilities are expected to mature on February 28, 2006, but would be expected to be repaid at the time CCMG acquires all our common stock, through financing being arranged by CCMG. See Note 1 — Basis of Presentation.
We will be expected to prepay loans and permanently reduce commitments under the credit facilities under certain limited circumstances, including upon certain issuances of securities or incurrence of indebtedness, certain sales of assets and a change of control. The credit facilities are expected to have terms, including restrictive covenants, substantially similar to the terms of the Interim Credit Agreement. In addition, the credit facilities will contain restrictions on our ability to pay dividends and other like payments to, repay indebtedness to, or make investments in Ford or any of its affiliates, in each case subject to certain exceptions.
The Commitment Letter is subject to certain customary conditions including satisfactory completion of documentation.
Tender Offers
On October 17, 2005, we launched cash tender offers for all of the following series of our outstanding senior promissory notes issued under the applicable indentures listed below and for the Euro Notes, all in connection with our pending sale to CCMG:

Issue	Aggregate Principal Amount Outstanding
1986 Indenture
9% Senior Notes due November 1, 2009	$99,998,000

1994 Indenture
6.50% Senior Notes due May 15, 2006	$250,000,000
6.30% Senior Notes due November 15, 2006	$6,859,000
7 5/8% Senior Notes due August 15, 2007	$500,000,000
6 5/8% Senior Notes due May 15, 2008	$200,000,000
6 1/4% Senior Notes due March 15, 2009	$300,000,000
7.40% Senior Notes due March 1, 2011	$500,000,000
7% Senior Notes due January 15, 2028	$250,000,000

2001 Indenture
4.7% Senior Notes due October 2, 2006	$500,000,000
Floating Rate Notes due August 5, 2008	$250,000,000
6.350% Senior Notes due June 15, 2010	$600,000,000
7 5/8% Senior Notes due June 1, 2012	$800,000,000
6.9% Notes due August 15, 2014	$250,000,000
In conjunction with the tender offers for the notes listed on the table above, we are soliciting consents to the adoption of proposed amendments to (i) the indenture dated as of April 1, 1986, as supplemented (the “1986 Indenture’’), between us and JPMorgan Chase Bank, N.A., as trustee; (ii) the indenture, dated as of December 1, 1994 (the ''1994 Indenture’’), between us and Wachovia Bank, N.A., as trustee; and (iii) the indenture, dated as of March 16, 2001 (the ''2001 Indenture’’), between us and The Bank of New York, as trustee. The 1986 Indenture, the 1994 Indenture and the 2001 Indenture are referred to collectively as the ''Indentures.’’ The purpose of the solicitation of consents is to amend each of the Indentures to eliminate restrictive covenants, certain reporting obligations of us and the cross-acceleration event of default and to amend certain other provisions contained therein. All of the tender offers are subject to the closing of the sale of us (and the closing of the sale is itself subject to various conditions).

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
As of October 28, 2005, we had received more than a majority of the tenders and consents which were required in order to amend the Indentures, and we have entered into supplemental indentures related to the consents. The amendments contained in the supplemental indentures will become operative upon our acceptance of the tenders of the notes, which is anticipated to coincide with the closing of the sale of us to CCMG.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained or incorporated by reference in this Form 10-Q for the quarter ended September 30, 2005, or this “Report,” are “forward-looking statements.” These statements give our current expectations or forecasts of future events and our future performance and do not relate directly to historical or current events or our historical or current performance. Most of these statements contain words that identify them as forward-looking, such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or other words that relate to future events, as opposed to past or current events. Forward-looking statements are based on the then-current expectations, forecasts and assumptions of our management and involve risks and uncertainties, some of which are outside our control, that could cause actual outcomes and results to differ materially from current expectations. For some of the factors that could cause such differences, see the information under the caption “Risk factors” that was filed as Exhibit 99.1 to our Current Report on Form 8-K that was filed with the Securities and Exchange Commission, or “SEC” on June 15, 2005 and under Item 8.01 that was filed on our Current Report on Form 8-K that was filed with the SEC on October 17, 2005. We cannot assure you that the assumptions made in preparing any of the forward-looking statements will prove accurate or that any projections will be realized. It is expected that there will be differences between projected and actual results. These forward-looking statements speak only as of the date of this Report, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We caution that undue reliance should not be placed on the forward-looking statements.
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
As a result of the Restatement, total revenues and expenses in our previously issued condensed consolidated statement of operations for the quarter and nine months ended September 30, 2004 have each been increased by $218.1 million and $604.8 million, respectively. Because previously reported revenues and expenses for the quarter and nine months ended September 30, 2004 were increased by equal amounts, the Restatement did not result in a change in our previously reported income before income taxes and minority interest or net income, nor has it changed our liquidity or financial condition. Additionally, the Restatement had no effect on our condensed consolidated balance sheet or statement of cash flows. See Note 1A to the Notes to our condensed consolidated financial statements included in this Report. A more complete description of the Restatement is set forth in Note 1A to our consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2004, or the “10-K,” filed by us with the SEC on March 21, 2005.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In the United States, industry revenues from airport rentals have only recently returned to levels seen before the 2001 recession and the September 11, 2001 terrorist attacks. During the first nine months of 2005, we believe the major U.S. car rental brands have seen pricing for rental cars, as measured by rental rates charged, decline slightly. Industry pricing performance is consistent with the downward pressure on pricing for the major U.S. car rental brands in the year ended December 31, 2004. Also, we believe most European car rental companies’ pricing moved downward in 2004. During the first nine months of 2005, we experienced strong transaction day growth in our European operations, but our rental car pricing was below the pricing during the same period last year.
In each of the years ended December 31, 2003 and 2004, we increased the number of our staffed off-airport rental locations in the United States by approximately 200, to approximately 1,200 off-airport locations as of December 31, 2004. As of September 30, 2005, we had approximately 1,300 off-airport locations and we intend to add more off-airport locations in the United States in the remainder of 2005 and in subsequent years. Accordingly, we expect the percentage of our overall U.S. rental revenues and transactions represented by our off-airport operations to grow. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location’s replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation.
From 2001 to 2003, the industrial and construction equipment rental industry experienced downward pricing, measured by the per-period rates charged by rental companies. For the year ended December 31, 2004 and the first nine months of 2005, we believe industry pricing, measured in the same way, has improved in North America but has continued to decline in France and Spain, albeit at a reduced rate. HERC has also experienced higher equipment rental volumes worldwide for the year ended December 31, 2004 and the first nine months of 2005. HERC slightly contracted its North American network of industrial and construction equipment rental locations during the 2001 to 2003 downturn in construction activities. In 2005, we currently expect HERC will add approximately seven new locations in major markets across the United States. In this expansion, we expect HERC will incur non-fleet start-up costs of approximately $900,000 per location and additional fleet acquisition costs over an initial twelve-month period of approximately $4.9 million per location.
We expect moderate demand in the car rental business and continued strong demand in the industrial and construction equipment rental business during the remainder of 2005. Full year 2005 income before income taxes and minority interest is anticipated to be similar to 2004 levels exclusive of any charges relating to our pending sale to CCMG Holdings, Inc., or “CCMG.” (See Note 1 to the Notes to our condensed consolidated financial statements included in this Report.) Recent hurricanes in Florida and other Gulf Coast states will not have a material effect on our full year 2005 results.
On September 12, 2005, Ford entered into a definitive agreement, or “the Stock Purchase Agreement,” with CCMG under which Ford will sell to CCMG all its shares of our common stock. CCMG is owned by private equity funds managed by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity. In the sale of us to CCMG:
•	CCMG will pay, or cause to be paid, to Ford Holdings LLC or an affiliate designated by Ford Holdings LLC, an aggregate amount in cash equal to $5.6 billion less the principal amount of and all accrued and unpaid interest on the $1.185 billion Intercompany Note issued by us to Ford Holdings LLC on June 10, 2005;

•	CCMG will cause us to repay all loans made by Ford Holdings LLC and its affiliates to us, including the Intercompany Note; and

•	CCMG will provide or cause to be provided funds necessary to enable us to purchase the tendered senior unsecured promissory notes which we are offering to purchase pursuant to the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
tender offers described under “Recent Developments” below and will purchase or repay or cause us to purchase or repay certain other indebtedness.
The Stock Purchase Agreement contains various covenants regarding the conduct of our business prior to the closing of the sale of us. In addition, the sale of us is subject to a number of conditions, which include, among other things, that:
•	no injunction, restraining order or decree of any nature of any governmental authority shall be in effect that restrains or prohibits the consummation of the sale;

•	the applicable waiting periods specified under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have lapsed or terminated and certain other regulatory consents and approvals required to consummate the sale shall have been received;

•	the representations and warranties of Ford Holdings LLC and CCMG contained in the Stock Purchase Agreement are true and accurate as of the closing date and the parties have performed in all material respects all obligations and agreements, and complied in all material respects with all covenants contained in the Stock Purchase Agreement to be performed or complied with by them prior to or at the closing date; and

•	consents of holders of a majority in principal amount of all the notes issued and outstanding under the indenture, dated as of March 16, 2001, or the “2001 Indenture,” between us and The Bank of New York, as trustee to certain proposed amendments shall have been received, and the supplemental indenture implementing the amendments to the 2001 Indenture shall be effective.
In connection with the sale of us, CCMG is expected to receive equity contributions of approximately $2.3 billion. In addition, we expect CCMG to borrow or to cause us to borrow a significant amount of debt in connection with the sale. Aggregate maximum commitments under all of the expected facilities total approximately $15.0 billion, a significant portion of which is expected to be secured by liens on substantially all of our assets (including those of certain of our subsidiaries), and a significant portion of which is expected to be guaranteed by certain of our existing and future consolidated subsidiaries. The actual amounts of such indebtedness may vary in aggregate amount, structure and specific terms.
The sale is anticipated to be completed by year-end 2005. The Stock Purchase Agreement contemplates a number of transactions including, among other things, the termination of the existing tax sharing agreement between Ford and us. The cancellation or settlement of related intercompany balances and other consequences of the sale, which are subject to the completion of our sale by Ford to CCMG, have not been reflected in the accompanying condensed consolidated financial statements.
The following discussion and analysis provides information that management believes to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our condensed consolidated financial statements included in this Report.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Quarter ended September 30, 2005 Compared with Quarter ended September 30, 2004
Summary
The following table sets forth for the quarters ended September 30, 2005 and 2004 the percentage of operating revenues represented by certain items in our condensed consolidated statement of operations:

	Percentage of Revenues
	Quarter Ended
	September 30,
		2004
	2005	Restated
Revenues:
Car rental	80.1%	81.9%
Industrial and construction equipment rental	18.4	16.8
Other	1.5	1.3

	100.0	100.0

Expenses:
Direct operating	52.8	52.9
Depreciation of revenue earning equipment	20.4	19.7
Selling, general and administrative	7.8	8.6
Interest, net of interest income	6.6	5.4

	87.6	86.6

Income before income taxes and minority interest	12.4	13.4
Provision for taxes on income	(2.5)	(3.5)
Minority interest	(0.2)	(0.1)

Net income	9.7%	9.8%

The following table sets forth certain of our selected operating data for the quarters ended September 30, 2005 and 2004:

	Selected Operating Data
	Quarter Ended
	September 30,
	2005	2004
Car Rental Operations:
Average number of owned cars operated during the period	473,900	456,700
Number of transaction days of owned car rental operations during period (in thousands)	34,674	32,856
Rental rate revenue per day	$44.21	$43.80
Equipment Rental Operations:
Average cost of rental equipment operated during the period (in millions)	$2,723.3	$2,388.3
Revenues
Total revenues in the quarter ended September 30, 2005 of $2,123.6 million increased by 13.0% from $1,879.2 million in the quarter ended September 30, 2004. Revenues from car rental operations of $1,701.5 million in the quarter ended September 30, 2005 increased by $163.1 million, or 10.6%, from $1,538.4 million in the quarter ended September 30, 2004. The increase was primarily the result of a 5.5% increase in car rental volume worldwide, a 0.9% increase in pricing worldwide (including 1.7%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
increase in the U.S.), an increase in refueling and airport concession fees and the effects of foreign currency translation of approximately $10.1 million.
Revenues from industrial and construction equipment rental operations of $390.9 million in the quarter ended September 30, 2005 increased by $74.6 million, or 23.6%, from $316.3 million in the quarter ended September 30, 2004. The increase was due to higher rental volume in North America, improved pricing in the United States, and the effects of foreign currency translation of approximately $4.5 million.
Revenues from all other sources of $31.3 million in the quarter ended September 30, 2005 increased by $6.8 million, or 27.5%, from $24.5 million in the quarter ended September 30, 2004, primarily due to the increase in car rental licensee revenue.
Expenses
Total expenses of $1,859.3 million in the quarter ended September 30, 2005 increased by 14.2% from $1,628.3 million in the quarter ended September 30, 2004, and total expenses as a percentage of revenues increased to 87.6% in the quarter ended September 30, 2005 compared with 86.6% in the quarter ended September 30, 2004.
Direct operating expenses of $1,120.3 million in the quarter ended September 30, 2005 increased by 12.7% from $994.2 million in the quarter ended September 30, 2004. The increase was primarily the result of increases in wages and benefits, commission fees, self insurance expense, facility expenses, gasoline costs and concession fees in car rental operations and the effects of foreign currency translation.
Depreciation of revenue earning equipment for car rental operations of $377.0 million in the quarter ended September 30, 2005 increased by 20.9% from $311.8 million in the quarter ended September 30, 2004. The increase was primarily due to the increase in the average number of vehicles worldwide, lower net proceeds received in excess of book value on the disposal of used vehicles, higher cost of vehicles in the United States, and the effects of foreign currency translation. This increase was partly offset by a $5.5 million net reduction in depreciation for domestic car rental operations resulting from a decrease in depreciation rates to reflect changes in the estimated residual values of vehicles. Depreciation of revenue earning equipment for industrial and construction equipment rental operations of $55.5 million in the quarter ended September 30, 2005 decreased by 5.8% from $58.9 million in the quarter ended September 30, 2004 due to higher net proceeds received in excess of book value on the disposal of used equipment in the United States and a $4.3 million net reduction in depreciation expense to reflect the changes in depreciation rates of equipment in the United States and Canada, partly offset by an increase in the quantity of equipment operated.
Selling, general and administrative expenses of $165.4 million in the quarter ended September 30, 2005 increased by 2.7% from $161.1 million in the quarter ended September 30, 2004. The increase was primarily due to increases in administrative and sales promotion expenses and the effects of foreign currency translation.
Interest expense, net of interest income, of $141.2 million in the quarter ended September 30, 2005 increased by 37.9% from $102.4 million in the quarter ended September 30, 2004, primarily due to increases in the weighted average debt outstanding, the weighted average interest rate and $16.3 million of interest expense on the $1,185.0 million Intercompany Note payable to Ford Holdings LLC relating to the dividend declared and paid on June 10, 2005. The increase was partly offset by an increase in interest income.
The provision for taxes on income of $54.6 million in the quarter ended September 30, 2005 decreased by 15.9% from $65.0 million in the quarter ended September 30, 2004, primarily due to the reversal in 2005 of a valuation allowance on foreign tax credit carryforwards of $35.0 million, partly offset by an increase in pretax income. The valuation allowance was no longer necessary due to the completion of a tax audit of Ford by the U.S. Internal Revenue Service for the years 1996 through 2000. The quarter ended September 30, 2004 included favorable foreign tax adjustments of $23.3 million. The effective tax rate in

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
the quarter ended September 30, 2005 was 20.7% as compared to 25.9% in the quarter ended September 30, 2004. See Note 5 to the Notes to our condensed consolidated financial statements included in this Report.
Minority interest of $4.5 million in the quarter ended September 30, 2005 increased by $3.0 million from $1.5 million in the quarter ended September 30, 2004. The increase was primarily due to an increase in Navigation Solutions LLC’s net income in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. See Note 1 to the Notes to our condensed consolidated financial statements included in this Report.
Net Income
We had net income of $205.2 million in the quarter ended September 30, 2005, representing an increase of $20.8 million, or 11.3%, from $184.4 million in the quarter ended September 30, 2004. The increase in net income was primarily due to higher rental volume in our worldwide car rental business and improved results in our North American industrial and construction equipment rental operations, as well as the net effect of other contributing factors noted above.
Nine Months ended September 30, 2005 Compared with Nine Months ended September 30, 2004
Summary
The following table sets forth for the nine months ended September 30, 2005 and 2004 the percentage of operating revenues represented by certain items in our condensed consolidated statement of operations:

	Percentage of Revenues
	Nine Months Ended
	September 30,
		2004
	2005	Restated
Revenues:
Car rental	80.4%	81.9%
Industrial and construction equipment rental	18.2	16.8
Other	1.4	1.3

	100.0	100.0

Expenses:
Direct operating	55.9	55.6
Depreciation of revenue earning equipment	21.1	21.7
Selling, general and administrative	8.6	9.1
Interest, net of interest income	6.3	5.7

	91.9	92.1

Income before income taxes and minority interest	8.1	7.9
Provision for taxes on income	(2.1)	(2.3)
Minority interest	(0.2)	(0.1)

Net income	5.8%	5.5%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following table sets forth certain of our selected operating data for the nine months ended September 30, 2005 and 2004:

	Selected Operating Data
	Nine Months Ended
	September 30,
	2005	2004
Car Rental Operations:
Average number of owned cars operated during the period	442,300	414,600
Number of transaction days of owned car rental operations during period (in thousands)	93,077	87,208
Rental rate revenue per day	$43.41	$43.53

Equipment Rental Operations:
Average cost of rental equipment operated during the period (in millions)	$2,544.0	$2,270.9
Revenues
Total revenues in the nine months ended September 30, 2005 of $5,626.5 million increased by 12.7% from $4,991.6 million in the nine months ended September 30, 2004. Revenues from car rental operations of $4,526.1 million in the nine months ended September 30, 2005 increased by $435.8 million, or 10.7%, from $4,090.3 million in the nine months ended September 30, 2004. The increase was primarily the result of a 6.7% increase in car rental volume worldwide, an increase in airport concession and refueling fees and the effects of foreign currency translation of approximately $47.4 million, partly offset by a 0.3% decrease in pricing worldwide.
Revenues from industrial and construction equipment rental operations of $1,020.9 million in the nine months ended September 30, 2005 increased by $182.3 million, or 21.7%, from $838.6 million in the nine months ended September 30, 2004. The increase was due to higher rental volume in North America, improved pricing in the United States and the effects of foreign currency translation of approximately $13.8 million.
Revenues from all other sources of $79.5 million in the nine months ended September 30, 2005 increased by $16.8 million, or 26.8%, from $62.7 million in the nine months ended September 30, 2004, primarily due to the increase in car rental licensee revenue and the effects of foreign currency translation.
Expenses
Total expenses of $5,172.2 million in the nine months ended September 30, 2005 increased by 12.5% from $4,599.0 million in the nine months ended September 30, 2004, and total expenses as a percentage of revenues decreased to 91.9% in the nine months ended September 30, 2005 compared with 92.1% in the nine months ended September 30, 2004.
Direct operating expenses of $3,145.8 million in the nine months ended September 30, 2005 increased by 13.3% from $2,776.0 million in the nine months ended September 30, 2004. The increase was primarily the result of increases in wages and benefits, commission fees, facility expenses, gasoline costs, and concession fees in car rental operations, the effects of foreign currency translation and $7.0 million received in 2004 regarding insurance claims made by us relating to the terrorist attacks of September 11, 2001.
Depreciation of revenue earning equipment for car rental operations of $1,026.9 million in the nine months ended September 30, 2005 increased by 12.2% from $915.6 million in the nine months ended September 30, 2004. The increase was primarily due to the increase in the average number of vehicles worldwide, higher cost of vehicles in the U.S. and the effects of foreign currency translation. This increase was partly

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
offset by a $15.6 million net reduction in depreciation for domestic car rental operations resulting from a decrease in depreciation rates to reflect changes in the estimated residual values of vehicles. Depreciation of revenue earning equipment for industrial and construction equipment rental operations of $162.0 million in the nine months ended September 30, 2005 decreased by 4.1% from $168.9 million in the nine months ended September 30, 2004 due to higher net proceeds received in excess of book value on the disposal of used equipment in the United States, and a $9.1 million net reduction in depreciation resulting from the effects of changes in depreciation rates of equipment in the U.S. and Canada, partly offset by an increase in the quantity of equipment operated.
Selling, general and administrative expenses of $484.3 million in the nine months ended September 30, 2005 increased by 6.8% from $453.4 million in the nine months ended September 30, 2004. The increase was primarily due to increases in administrative and sales promotion expenses and the effects of foreign currency translation.
Interest expense, net of interest income, of $353.2 million in the nine months ended September 30, 2005 increased by 23.9% from $285.1 million in the nine months ended September 30, 2004, primarily due to increases in the weighted average debt outstanding, the weighted average interest rate and $20.0 million of interest expense on the $1,185.0 million Intercompany Note payable to Ford Holdings LLC relating to the dividend declared and paid on June 10, 2005. The increase was partly offset by an increase in interest income.
The provision for taxes on income of $119.6 million in the nine months ended September 30, 2005 increased by 4.4% from $114.5 million in the nine months ended September 30, 2004, primarily due to an increase in pre-tax income in the nine months ended September 30, 2005, partly offset by the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million. The nine months ended September 30, 2004 included favorable foreign tax adjustments of $23.3 million. The effective tax rate in the nine months ended September 30, 2005 was 26.3% as compared to 29.2% in nine months ended September 30, 2004. See Note 5 to the Notes to our condensed consolidated financial statements included in this Report.
Minority interest of $9.5 million in the nine months ended September 30, 2005 increased $8.0 million from $1.5 million in the nine months ended September 30, 2004. The increase was due to only one quarter of earnings included in 2004 as we increased our ownership interest in Navigation Solutions LLC beginning in July 2004. See Note 1 to the Notes to our condensed consolidated financial statements included in this Report.
Net Income
We had net income of $325.3 million in the nine months ended September 30, 2005, representing an increase of $48.7 million, or 17.6% from $276.6 million in the nine months ended September 30, 2004. The increase in net income was primarily due to higher rental volume in our worldwide car rental business and improved results in our North American industrial and construction equipment rental operations, as well as the net effect of other contributing factors noted above.
Outlook
We expect moderate demand in the car rental business and continued strong demand in the industrial and construction equipment rental business during the remainder of 2005. Full year 2005 income before income taxes and minority interest is anticipated to be similar to 2004 levels exclusive of any charges relating to our pending sale to CCMG. (See Note 1 to the Notes to our condensed consolidated financial statements included in this Report.) Recent hurricanes in Florida and other Gulf Coast States will not have a material effect on our full year 2005 results.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity and Capital Resources
As of September 30, 2005, we had cash and equivalents of $776.6 million, an increase of $95.7 million from December 31, 2004. As of September 30, 2005, cash and equivalents included $4.9 million of restricted cash to be used for the purchase of revenue earning vehicles or for the repayment of outstanding indebtedness under the Asset Backed Securitization, or “ABS,” program. In addition, we have made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $269.1 million as of September 30, 2005. The cash equivalents and short-term investments are being held until the funds are required for operating purposes or to reduce indebtedness.
Our domestic and foreign operations are funded by cash provided by operating activities, and by extensive financing arrangements maintained by us in the United States, Europe, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the nine months ended September 30, 2005 was $1,744.2 million, a decrease of $65.7 million from the nine months ended September 30, 2004. This decrease was primarily due to timing differences in the receipts and payments of receivables, amounts due from affiliates, accounts payable and accrued liabilities and the increase in depreciation of revenue earning equipment. Revenue earning equipment expenditures and proceeds from the disposal of such equipment have been reclassified from operating activities to investing activities for the nine months ended September 30, 2004. See Note 1 to the Notes to our condensed consolidated financial statements included in this Report.
Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and industrial and construction equipment. Net cash used in investing activities during the nine months ended September 30, 2005 was $2,769.1 million, a decrease of $345.7 million from the nine months ended September 30, 2004. The decrease is primarily due to the net increase in the proceeds from sales of short-term investments. Our expenditures for the nine months ended September 30, 2005 for revenue earning equipment were $10,018.1 million (partially offset by proceeds from the disposal of such equipment of $7,191.2 million). These assets are purchased by us in accordance with the terms of programs negotiated with car and equipment manufacturers.
For the nine months ended September 30, 2005, our capital expenditures for property and non-revenue earning equipment were $279.7 million. For the year 2005, we anticipate a slightly increased level of net expenditures for revenue earning equipment and property and equipment compared to the year 2004. See “Capital Expenditures” below.
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
During 2002, we established the ABS program for our domestic car rental fleet to reduce our borrowing costs and enhance our financing resources. All debt issued under the ABS program is collateralized by the assets of the special purpose financing entities, consisting of revenue earning vehicles used by us in our car rental business, restricted cash and certain receivables related to the revenue earning vehicles. The ABS program provided for the initial issuance of asset backed commercial paper (up to $1.0 billion)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
and the subsequent issuance of asset backed medium-term notes. These notes are issued by wholly owned and consolidated special purpose financing entities and are included in “Debt” in our condensed consolidated balance sheet. As of September 30, 2005, $849.5 million of asset backed commercial paper and $600.0 million of asset backed medium-term notes were outstanding.
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
On September 30, 2003, we issued $500.0 million of 4.7% Senior Promissory Notes, or the “4.7% Notes,” due on October 2, 2006. On June 3, 2004, we issued $600.0 million of 6.35% Senior Promissory Notes, or the “6.35% Notes,” due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, we entered into interest rate swap agreements relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, we pay interest at a variable rate in exchange for fixed rate receipts, effectively transforming the 4.7% Notes and the 6.35% Notes to floating rate obligations with effective interest rates as of September 30, 2005 of 5.66% and 5.70%, respectively. See Note 7 to the Notes to our condensed consolidated financial statements included in this Report.
On March 31, 2004, we issued $600.0 million of asset backed medium-term notes, or the “Medium-Term Notes,” under the ABS program. Of the $600.0 million of the Medium-Term Notes, $500.0 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100.0 million has a variable interest rate based on the one-month LIBOR rate plus nine basis points (3.9% as of September 30, 2005) and matures in 2007. Payments of principal and interest relating to the Medium-Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation. The Medium-Term Notes have ratings of AAA by S&P, Aaa by Moody’s and AAA by Fitch.
On July 2, 2004, we established a Euro Medium-Term Note Program under which we and/or Hertz Finance Centre plc, or “HFC,” a wholly owned subsidiary of ours, can issue up to Euro 650.0 million in Medium-Term Notes, or the “Euro Notes.” On July 16, 2004, HFC issued Euro 200 million of Euro Notes under this program. The Euro Notes are fully guaranteed by us, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As of September 30, 2005, the interest rate on the Euro Notes was 3.22%.
On August 5, 2004, we issued $500.0 million of Promissory Notes consisting of $250.0 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250.0 million of 6.90% fixed rate notes due on August 15, 2014. As of September 30, 2005, the interest rate on the $250.0 million floating rate notes was 4.93%.
The total amount of unsecured medium-term and long-term debt outstanding as of September 30, 2005 was $4.8 billion, excluding the Intercompany note payable to Ford Holdings LLC of $1,185.0 million discussed below, having fixed and floating rates ranging from 4.93% to 9.00% as of September 30, 2005 and having maturities ranging from 2005 to 2028. From time to time, we file with the SEC shelf registration statements to allow for the issuance of such unsecured senior, senior subordinated and junior subordinated debt securities on terms to be determined at the time such securities are offered for sale. As of September 30, 2005, we had $1.9 billion available for issuance under effective registration statements, so long as the SEC’s conditions for issuance are satisfied. Among those conditions is one that, at the time of issuance, the securities being issued are placed in a generic rating category signifying investment grade by at least one nationally recognized statistical rating organization (such as S&P, Moody’s, Fitch and Dominion Bond Rating Services, or “DBRS”). See “Debt Ratings” below.
Borrowing for our international operations also consists of loans obtained from local and international banks and commercial paper programs established in Ireland, Canada, the Netherlands and Belgium. We guarantee only the commercial paper borrowings of our subsidiaries in Ireland, Canada, the Netherlands

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
and Belgium, and we guarantee short-term bank loans of our subsidiary in Australia. All borrowings by international operations are either in the international operation’s local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. As of September 30, 2005, the total debt for our foreign operations was $1,778.9 million, of which $1,531.9 million was short-term (original maturity of less than one year) and $247.0 million was long-term. As of September 30, 2005, the total amounts outstanding under the commercial paper programs in Ireland, the Netherlands and Belgium were $208.2 million, $12.1 million and $9.0 million, respectively.
On June 10, 2005, we declared and paid a dividend of $1,185.0 million on our outstanding common stock to Ford Holdings LLC in the form of the Intercompany Note. So long as the Interim Credit Facility, described in “Credit Facilities” below, remains in effect, the Intercompany Note is subordinated in right of payment to all of our existing and future senior indebtedness. The Intercompany Note matures on June 10, 2010, but may be prepaid in whole at any time or in part from time to time. Interest on the Intercompany Note will be payable in cash quarterly or on or before the maturity date of the Intercompany Note, subject to certain limitations contained in the Interim Credit Facility. The Intercompany Note has a per annum interest rate equal to three-month LIBOR plus a spread of 200 basis points. As of September 30, 2005, the interest rate on the Intercompany Note was 5.8%.
On April 20, 2005, Ford first announced that it was evaluating its long-term strategic options for its investment in us. Since the announcement by Ford, our ability to sell unsecured commercial paper has been adversely affected, and has been further impacted by the announcement of our sale and related recent developments described under “Overview,” “Debt Ratings” and “Recent Developments.”
Credit Facilities
As of September 30, 2005, we had committed credit facilities totaling $2.8 billion.
A portion of our committed credit facilities are represented by a combination of multi-year, 364-day global and other committed credit facilities provided by 20 participating banks which as of September 30, 2005 totaled $1.2 billion in commitments. In addition to direct borrowings by us, the multi-year and 364-day global facilities allow certain of our subsidiaries to borrow on the basis of a guarantee by us.
•	The multi-year facilities were renegotiated effective July 1, 2005 and currently total $952.5 million in commitments with expirations as follows: $35.0 million on June 30, 2006, $108.0 million on June 30, 2007, $102.0 million on June 30, 2008, $81.0 million on June 30, 2009 and $626.5 million on June 30, 2010. The multi-year facilities that expire in 2010 have an evergreen feature, which provides for the automatic extension of the expiration date one year forward unless the bank provides timely notice.

•	During 2005, the 364-day global committed credit facilities, which totaled $94.0 million as of June 16, 2005, were renegotiated and currently expire on June 15, 2006. Under the terms of the 364-day facilities, we are permitted to convert any amount outstanding prior to expiration into a two-year loan.

•	The committed facilities totaled $155.9 million as of September 30, 2005 and expire at various times during 2005 and 2006.
Some of our other committed credit facilities are represented by facilities that support our ABS program, which as of September 30, 2005 totaled $1.0 billion:
•	Effective September 18, 2002, as part of the ABS program, we transferred a portion of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, we have waived the right to transfer them back to the 364-day global committed credit facilities without the consent of the participating banks. As of September 30, 2005, $814.0 million was committed under this facility which expires in June 2006.

•	In addition to the transfer of the 364-day commitments, we raised committed credit support through an ABS letter of credit from banks that participate in our multi-year global committed

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
credit facilities, which totaled $215.0 million as of September 30, 2005 and expires in June 2007. In exchange for this credit support, we agreed to reduce the banks’ multi-year facility commitment by one half of the amount of their ABS letter of credit participation.
In addition to these committed credit facilities, in February 1997, Ford extended to us a line of credit of $500.0 million, which currently expires on June 30, 2007. This line of credit has an evergreen feature that provides on an annual basis for automatic one-year extensions of the expiration date, unless notice is provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminates, however, at any time Ford ceases to own, directly or indirectly, our capital stock having more than 50% of the total voting power of all our capital stock outstanding and all loans and accrued interest under this facility would become immediately due and payable. Our obligations under this agreement would rank pari passu with our senior debt securities. A quarterly commitment fee of 0.2% is payable to Ford on the average daily unused available credit. As of September 30, 2005, the line of credit was not being utilized.
On May 26, 2005, we entered into a Credit Agreement, or the “Interim Credit Facility,” with an aggregate availability of up to $3.0 billion from external financial institutions. The Interim Credit Facility, as amended on July 5, 2005, provides a term facility of up to $1,650.0 million and a revolving credit facility of up to $700.0 million available to The Hertz Corporation and a term facility of up to $350.0 million and a revolving credit facility of up to $300.0 million available to our Canadian subsidiary, Hertz Canada Limited, guaranteed by The Hertz Corporation, with unutilized capacity under the Canadian tranches available to be borrowed by The Hertz Corporation. Amounts under the term facilities were fully drawn. Amounts under the revolving facilities are available to be borrowed throughout the term of the Interim Credit Facility. The Interim Credit Facility matures on November 23, 2005. We may elect a combination of per annum interest rates on the Interim Credit Facility including the federal funds rate plus 0.50%, JPMorgan Chase Bank, N.A.’s prime rate, LIBOR and, for loans made to Hertz Canada Limited, a Canadian base rate or Canadian prime rate, plus, in each case, a margin based on our then-current S&P and Moody’s debt ratings. We are also required to pay to the lenders a quarterly facility fee equal to a rate per annum of 0.175% of the total amount of the Interim Credit Facility (such rate based upon our current S&P and Moody’s debt ratings). As of September 30, 2005, we had net outstanding borrowings of approximately $1.2 billion and C$550.0 million under the Interim Credit Facility, which as of September 30, 2005, consisted of $1,850.0 million available to The Hertz Corporation and $650.0 million available to Hertz Canada Limited.
We are required to prepay loans and permanently reduce commitments under the Interim Credit Facility under certain limited circumstances, including certain issuances of securities, certain sales of assets, when Ford controls less than 25% of us or any other person or group has equal or greater control of us than Ford, and in the event that on July 26, 2005, previously July 20, 2005, the credit exposure of any of the initial lenders has not been reduced through syndication to $600.0 million or less (which could effectively reduce the total committed availability of the Interim Credit Facility to $1.8 billion as of such date). Effective July 26, 2005, $1,825.0 million of the Interim Credit Facility commitments provided by the three initial external financial institutions were syndicated and allocated to eight additional external financial institutions. The Interim Credit Facility has terms, including restrictive covenants, substantially similar to the terms of our other current committed credit facilities. In addition, the Interim Credit Facility contains restrictions on the payment of any indebtedness to, or investments in, other than in the ordinary course of business, Ford, other than as noted above, and our ability to pay future dividends, other than the dividend to Ford of the Intercompany Note or additional stock, payments pursuant to certain stock option plans or other benefit plans, or any other dividend. We have used and intend to continue to use the amounts borrowed under the Interim Credit Facility to refinance existing, short-term indebtedness and for general corporate purposes. The Interim Credit Facility is to be replaced and refinanced pursuant to a commitment letter dated October 11, 2005. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.
We maintain agreements with Ford Financial Services, Inc., or “FFS,” a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acts as a sales agent for our secured and unsecured domestic commercial paper programs. We pay fees to FFS, which range from 0.03% to 0.05%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolios. For the nine months ended September 30, 2005, we paid fees to FFS of $93,377. FFS is under no obligation to purchase any of the notes for its own account. On July 13, 2005, we entered into a letter agreement with FFS which amended the agreements to provide that they will automatically terminate at any time Ford ceases to own shares having more than 50% of the total voting power of all of our outstanding capital stock. Through our subsidiary Hertz Australia Pty. Limited, we also have a similar agreement with Ford Credit Australia Limited, also an indirect wholly owned subsidiary of Ford. Hertz Australia Pty. Limited no longer maintains an active commercial paper program.
We anticipate that the Interim Credit Facility, as replaced and refinanced, will be terminated and all amounts outstanding under it repaid at the time CCMG acquires all our capital stock. At that time, our commercial paper arrangements with FFS and Ford Credit Australia Pty. will also terminate.
Debt Ratings
Debt ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria in evaluating the risk associated to a company, and therefore ratings should be evaluated independently for each rating agency.
During 2005, our debt ratings or outlook were downgraded by all four rating agencies, generally in conjunction with downgrades of Ford and Ford Motor Credit Company. Our long and short term debt ratings are currently at the lowest ratings that are considered investment grade. In response to Ford’s announcement of the sale of us on September 12, 2005, each of the four rating agencies announced that they had revised their outlook on us to negative and may downgrade our debt ratings, which would be to below investment grade. Our ratings are likely to be downgraded upon the consummation of our sale due to the increase in our total and secured indebtedness in connection with the financing of the sale and other factors. Our current ratings are as follows:

Debt Ratings
	Long-Term	Short-Term	Outlook/Trend
Moody’s	Baa3	Prime-3	Review — possible downgrade
S&P	BBB-	A-3	CreditWatch — negative
Fitch	BBB-	F2	Rating watch — negative
DBRS	BBB	R-2 (middle)(1)	Under review — negative

(1)	Relates to commercial paper of Hertz Canada Limited, one of our wholly owned subsidiaries.
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

	Revenue Earning Equipment			Property and Equipment
			Net Capital			Total Net Capital
			Expenditures			Expenditures
	Capital Expenditures	Disposal Proceeds	(Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	(Disposal Proceeds)
	(Dollars in millions)
2005
First Quarter	$3,600.2	$(2,307.4)	$1,292.8	$81.3	$(9.0)	$1,365.1
Second Quarter	4,040.4	(2,304.3)	1,736.1	105.5	(21.3)	1,820.3
Third Quarter	2,377.5	(2,579.5)	(202.0)	92.9	(19.0)	(128.1)

Total	$10,018.1	$(7,191.2)	$2,826.9	$279.7	$(49.3)	$3,057.3

2004
First Quarter	$2,916.1	$(1,860.7)	$1,055.4	$61.2	$(11.7)	$1,104.9
Second Quarter	3,804.1	(1,921.2)	1,882.9	82.8	(20.9)	1,944.8
Third Quarter	2,179.0	(2,321.8)	(142.8)	74.6	(19.4)	(87.6)
Fourth Quarter	2,410.9	(2,637.2)	(226.3)	67.8	(7.3)	(165.8)

Total Year	$11,310.1	$(8,740.9)	$2,569.2	$286.4	$(59.3)	$2,796.3

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
Off-Balance Sheet Commitments
As of September 30, 2005 and December 31, 2004, the following guarantees were issued and outstanding:
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
Environmental. We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of September 30, 2005 and December 31, 2004, the aggregate amounts accrued for environmental liabilities reflected in our consolidated balance sheet in “Accrued liabilities” were $4.8 million and $5.4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
million, respectively. The accrual represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
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
Interest Rate Risk
From time to time, we enter into interest rate swap agreements to manage interest rate risk. Effective September 30, 2003, we entered into interest rate swap agreements relating to the issuance of our 4.7% Notes due October 2, 2006. Effective June 3, 2004, we entered into interest rate swap agreements relating to the issuance of our 6.35% Notes due June 15, 2010. Under these agreements, we pay interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. See Note 7 to the Notes to our condensed consolidated financial statements included in this Report and Note 3 to the Notes to our audited consolidated financial statements included in our 10-K. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the existing debt portfolio as of September 30, 2005, net of interest income on investments, our net income would decline by approximately $33.0 million over a twelve-month period.
Foreign Currency Risk
We manage our foreign currency risk primarily by incurring operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option’s counterparty. Premiums paid for options outstanding as of September 30, 2005, were

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
approximately $0.8 million, and we limit counterparties to financial institutions that have strong credit ratings.
We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our foreign subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the foreign subsidiaries, and as a result, the forward contracts have no material impact on earnings.
Inflation
The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.
Employee Retirement Benefits
Pension
We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 6 of the Notes to our audited consolidated financial statements included in our 10-K. Based on present assumptions, 2005 worldwide pre-tax pension expense is expected to be approximately $37.5 million, which is an increase of $6.8 million from 2004 primarily attributable to the decrease in the discount rate in the United States from 6.25% to 5.75% and in the United Kingdom from 5.50% to 5.25%, a pension settlement loss of $1.1 million relating to the Supplemental Executive Retirement Plan, as well as the effects of foreign currency translation.
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
Included in our “Stockholder’s equity” as of December 31, 2004 was a $15.1 million adjustment, net of tax, for worldwide minimum pension liability. The increase of $4.0 million in the pension adjustment from the prior year is primarily attributable to unfunded plans in the United States and Germany and decreases in the discount rates as of December 31, 2004 used to calculate the present value of benefit obligations, in each case compared with the prior year.
We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, discretionary contributions of $28.0 million, $48.0 million and $54.0 million were made to the U.S. qualified plan for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, respectively. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010.
We participate in various “multiemployer” pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdrew from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. We currently do not expect to incur any withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans,

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.
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
Recent Developments
Commitment Letter
On October 11, 2005, we entered into a commitment letter, or “Commitment Letter,” with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Goldman Sachs Credit Partners L.P. and Deutsche Bank AG New York Branch under which these initial lenders have severally committed, subject to the terms and conditions set forth in the Commitment Letter, to provide us with up to $2.575 billion to replace and refinance in full the indebtedness under the Interim Credit Facility dated as of May 26, 2005, and to use for general corporate purposes. Effective November 23, 2005, up to an aggregate amount of $1.150 billion is expected to be available in the form of a single draw term credit facility and up to an aggregate amount of $775.0 million is expected to be available in the form of a revolving credit facility, up to an aggregate amount of $350.0 million is expected to be available to either Hertz Canada Limited or us in the form of a single draw term facility and up to an aggregate amount of $300.0 million is expected to be available to either Hertz Canada Limited or us in the form of a revolving Credit Facility. The portions of these credit facilities available to Hertz Canada Limited will be guaranteed by us. The credit facilities are expected to mature on February 28, 2006, but would be expected to be repaid with the proceeds raised in the financing of the sale of us. See Note 1 to the Notes to our condensed consolidated financial statements included in this Report.
We will be expected to prepay loans and permanently reduce commitments under the credit facilities under certain limited circumstances, including upon certain issuances of securities or incurrence of indebtedness, certain sales of assets and a change of control. The credit facilities are expected to have terms, including restrictive covenants, substantially similar to the terms of the Interim Credit Agreement. In addition, the credit facilities will contain restrictions on our ability to pay dividends and other like payments to, repay indebtedness to, or make investments in Ford or any of its affiliates, in each case subject to certain exceptions.
The Commitment Letter is subject to certain customary conditions including satisfactory completion of documentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Pending Sale and Tender Offers
For a discussion of the pending sale of us pursuant to the Stock Purchase Agreement and the transactions related thereto, see “Overview.”
In addition, pursuant to the Stock Purchase Agreement, on October 17, 2005, we launched cash tender offers for all of the following series of our outstanding senior promissory notes issued under the applicable indentures listed below and for the Euro Notes, all in connection with our pending sale to CCMG:

Issue	Aggregate Principal Amount Outstanding
1986 Indenture
9% Senior Notes due November 1, 2009	$99,998,000

1994 Indenture
6.50% Senior Notes due May 15, 2006	$250,000,000
6.30% Senior Notes due November 15, 2006	$6,859,000
7 5/8% Senior Notes due August 15, 2007	$500,000,000
6 5/8% Senior Notes due May 15, 2008	$200,000,000
6 1/4% Senior Notes due March 15, 2009	$300,000,000
7.40% Senior Notes due March 1, 2011	$500,000,000
7% Senior Notes due January 15, 2028	$250,000,000

2001 Indenture
4.7% Senior Notes due October 2, 2006	$500,000,000
Floating Rate Notes due August 5, 2008	$250,000,000
6.350% Senior Notes due June 15, 2010	$600,000,000
7 5/8% Senior Notes due June 1, 2012	$800,000,000
6.9% Notes due August 15, 2014	$250,000,000
In conjunction with the tender offers for the notes listed on the table above, we are soliciting consents to the adoption of proposed amendments to (i) the indenture dated as of April 1, 1986, as supplemented (the “1986 Indenture’’), between us and JPMorgan Chase Bank, N.A., as trustee; (ii) the indenture, dated as of December 1, 1994 (the ''1994 Indenture’’), between us and Wachovia Bank, N.A., as trustee; and (iii) the 2001 Indenture. The 1986 Indenture, the 1994 Indenture and the 2001 Indenture are referred to collectively as the ''Indentures.’’ The purpose of the solicitation of consents is to amend each of the Indentures to eliminate restrictive covenants, certain reporting obligations of us and the cross-acceleration event of default and to amend certain other provisions contained therein. All of the tender offers are subject to the closing of the sale of us (and the closing of the sale is itself subject to various conditions as described above).
As of October 28, 2005, we had received more than a majority of the tenders and consents which were required in order to amend the Indentures, and we have entered into supplemental indentures related thereto. The amendments contained in the supplemental indentures will become operative upon our acceptance of the tenders of the notes anticipated to coincide with the closing of the sale of us.
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

ITEM 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer, or our “Certifying Officers,” as appropriate to allow timely decisions regarding required disclosure.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Their evaluation was carried out with the participation of other members of our management. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective.
Except as described above, there has been no change in our internal control over financial reporting that occurred in the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2005, Keith Kochner, individually and on behalf of all similarly situated persons v. The Hertz Corporation (previously discussed in Item 1. Legal Proceedings in our Form 10-Q for the quarter ended March 31, 2005, filed with the SEC), the court granted our motion to dismiss, but allowed the plaintiff to file a second amended complaint by the end of October, which the plaintiff did.
In October 2005, Rene Potkay and Sylvia W. Thompson on behalf of themselves and all others similarly situated, v. The Hertz Corporation (previously discussed in Item 1. Legal Proceedings in our Form 10-Q for the quarter ended June 30, 3005 filed with the SEC on August 5, 2005) has been settled for a nominal amount.
ITEM 5. Other Information
On October 27, 2005, Craig R. Koch, our Chairman and Chief Executive Officer, announced his current intention to retire effective January 1, 2007.
ITEM 6. Exhibits
(a)	Exhibits:
4	Instruments defining the rights of security holders, including indentures.

At September 30, 2005, we had various obligations, which could be considered as long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. As disclosed in the accompanying report, subsequent to September 30, 2005 and prior to the filing of this report, we entered into certain supplemental indentures amending the terms of the instruments governing some of this outstanding long-term debt. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2005 and 2004.

15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 7, 2005, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d — 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Stock Purchase Agreement, dated as of September 12, 2005, between CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company with respect to the sale of The Hertz Corporation.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION
(Registrant)

Date: November 7, 2005	By:	/s/ Paul J. Siracusa

Paul J. Siracusa
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX
4	Instruments defining the rights of security holders, including indentures.

At September 30, 2005, we had various obligations, which could be considered as long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. As disclosed in the accompanying report, subsequent to September 30, 2005 and prior to the filing of this report, we entered into certain supplemental indentures amending the terms of the instruments governing some of this outstanding long-term debt. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2005 and 2004.

15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 7, 2005, relating to Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d — 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Stock Purchase Agreement, dated as of September 12, 2005, between CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company with respect to the sale of The Hertz Corporation.