Form 10-K
period 2005-12-31
HERTZ CORP
filed 2006-04-05
CIK 47129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7541

THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1938568 (I.R.S. Employer Identification Number)
225 Brae Boulevard Park Ridge, New Jersey 07656-0713 (201) 307-2000 (Address, including ZIP Code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of April 5, 2006, all of the common stock of the registrant is owned by its affiliate, CCMG Corporation. As of April 5, 2006, 100 shares of the registrant's common stock (par value $0.01) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

INTRODUCTORY NOTE

        Unless the context otherwise requires, in this Annual Report on Form 10-K, (i) "we," "us" and "our" mean The Hertz Corporation and its consolidated subsidiaries, (ii) "Hertz," the "registrant," or the "Company" means The Hertz Corporation, (iii) "HERC" means Hertz Equipment Rental Corporation, our wholly owned subsidiary, and our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) "Hertz Holdings" means Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), (v) "cars" means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "equipment" means industrial, construction and material handling equipment, (vii) "EBITDA" means earnings before interest, taxes, depreciation and amortization, and (viii) "Corporate EBITDA" means EBITDA after adjustment for, among other things, interest incurred in connection with our car rental fleet financing programs and depreciation related to our car rental fleet.

        On December 21, 2005, or the "Closing Date," an indirect, wholly owned subsidiary of Hertz Holdings acquired all of Hertz's common stock from Ford Holdings LLC, or "Ford Holdings," pursuant to a Stock Purchase Agreement, dated as of September 12, 2005, among Ford Motor Company, or "Ford," Ford Holdings and Hertz Holdings. Investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity, or, collectively, the "Sponsors," own all of the common stock of Hertz Holdings. Hertz Holdings is currently conducting an equity offering to approximately 350 of our executives and key employees. We refer to the acquisition of all of our common stock by Hertz Holdings as the "Acquisition." Following the Acquisition, CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings and the initial issuer of the "Notes" (as defined herein), merged with and into Hertz, with Hertz as the surviving corporation, and Hertz assumed the obligations of CCMG Acquisition Corporation as issuer under such Notes. We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the "Transactions." The "Successor period ended December 31, 2005," refers to the period from December 21, 2005 to December 31, 2005 and the "Predecessor period ended December 20, 2005" refers to the period from January 1, 2005 to December 20, 2005. The term "Successor" refers to The Hertz Corporation following the Acquisition. The term "Predecessor" refers to The Hertz Corporation prior to the change in control on December 21, 2005.

Cautionary Note Regarding Forward-Looking Statements

        Certain statements contained in this report under "Item 1—Business," "Item 3—Legal Proceedings," "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 10—Directors and Officers of the Registrant" and "Item 11—Executive Compensation" including, without limitation, those concerning our liquidity and capital resources, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; future acquisitions and dispositions; litigation; potential and contingent liabilities; management's plans; taxes; and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

        Forward-looking statements are not guarantees of performance and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand the risks and uncertainties discussed in "Item 1A—Risk Factors" and elsewhere in this Annual Report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

        Any forward-looking information contained in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K. Factors or events may emerge from time to time and it is not possible for us to predict all of them. Hertz undertakes no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

Market and Industry Data

        Information in this Annual Report on Form 10-K about the car and equipment rental industries, including our general expectations concerning the industries and our market position and market share, are based on estimates prepared using data from various sources and based on assumptions made by us. We believe data regarding the car and equipment rental industries and our market position and market share within these industries are inherently imprecise, but generally indicate our size and position and market share within these industries. Although we believe that the information provided by third parties is generally accurate, we have not independently verified any of that information. While we are not aware of any misstatements regarding any industry data presented in this Annual Report on Form 10-K, our estimates, in particular as they relate to our general expectations concerning the car and equipment rental industries, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the caption "Item 1A—Risk Factors."

PART I

ITEM 1.    BUSINESS

Our Company

        We own what we believe is the largest worldwide general use car rental brand and the third largest North American equipment rental business, both based on revenues. Our Hertz brand name is recognized worldwide as a leader in quality rental services and products. In our car rental business segment, we and our independent licensees and associates accept reservations for the rental of cars at approximately 7,600 locations in 148 countries. We maintain the leading airport car rental share, by overall reported revenues, in the United States and at the 69 major airports in Europe where we have company-operated locations and which have provided data regarding car rental concessionaire activity. We believe that we also maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. In our equipment rental business segment, we rent equipment through over 340 branches in North America, France and Spain, as well as through our international licensees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965.

        For the year ended December 31, 2005, we generated revenues of $7,469.2 million, income before income taxes and minority interest of $541.7 million and net income of $377.5 million. For the Successor period ended December 31, 2005, we generated revenues of $154.5 million, a loss before income taxes and minority interest of $33.2 million and a net loss of $21.3 million. For the Predecessor period ended December 20, 2005, we generated revenues of $7,314.7 million, income before income taxes and minority interest of $574.9 million and net income of $398.8 million. Our business is highly seasonal with the second and third quarters of the year having historically been stronger than the first and fourth quarters.

        Our business consists of two significant segments, car rental and equipment rental. We also operate a third-party claim management service. See Note 11 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

        Car Rental:    We maintain a substantial network of company-operated car rental locations both in the United States and internationally, and what we believe to be the largest number of company-operated airport car rental locations in the world, enabling us to provide consistent quality and service worldwide. For the year ended December 31, 2005, we derived approximately 72% of our worldwide car rental revenues from airport locations. Our licensees and associates also operate rental locations in over 140 countries and jurisdictions, including most of the countries in which we have company-operated rental locations.

        Our worldwide car rental operations generated $6,046.8 million in revenues and $374.6 million in income before income taxes and minority interest during the year ended December 31, 2005, $131.8 million in revenues and $16.2 million in losses before income taxes and minority interest for the Successor period ended December 31, 2005, and $5,915.0 million in revenues and $390.8 million in income before income taxes and minority interest for the Predecessor period ended December 20, 2005.

        Equipment Rental:    HERC operates what we believe to be the third largest equipment rental business in North America and the fourth largest general equipment rental business in each of France and Spain, each based upon revenues. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, pumps, small tools, compaction equipment and construction-related trucks. HERC also derives revenues from the sale of new equipment and consumables.

        Our worldwide equipment rental operations generated $1,415.3 million in revenues and $239.1 million in income before income taxes and minority interest during the year ended December 31, 2005, $22.5 million in revenues and $11.4 million in losses before income taxes and minority interest for the Successor period ended December 31, 2005, and $1,392.8 million in revenues and $250.5 million in income before income taxes and minority interest for the Predecessor period ended December 20, 2005.

Corporate History and Recent Transactions

        We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford acquired an ownership interest in us in 1987. Prior to this, we were a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired our outstanding capital stock from RCA Corporation in 1985.

        On December 21, 2005, investment funds associated with or designated by the Sponsors, through an indirect, wholly owned subsidiary of Hertz Holdings, acquired all of our common stock from Ford Holdings for aggregate consideration of $4,379 million in cash and debt refinanced or assumed of $10,116 million. To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, the following funds were used:

  •
  equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

  •
  net proceeds from a private placement by CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings, of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the "Senior Dollar Notes," $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the "Senior Subordinated Notes," and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the "Senior Euro Notes." In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger. We refer to the Senior Dollar Notes, the Senior Subordinated Notes and the Senior Euro Notes together as the "Notes.";

  •
  aggregate borrowings of approximately $1,707 million by us under a new senior term facility, or the "Senior Term Facility," which consists of (a) a maximum borrowing capacity of $2,000 million, including a delayed draw facility of $293 million that may be drawn until August 2007 to refinance certain existing debt and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million;

  •
  aggregate borrowings of approximately $400 million by Hertz and one of its Canadian subsidiaries under a new senior asset-based revolving loan facility, or the "Senior ABL Facility," with a maximum borrowing capacity of $1,600 million. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities.";

  •
  aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly owned by us of asset-backed securities backed by our U.S. car rental fleet, or the "U.S. Fleet Debt," all of which we issued under our existing asset-backed notes program, or the "ABS Program"; under which an additional $600 million of previously issued asset-backed medium term notes having maturities from 2007 to 2009 remain outstanding following the closing of the Transactions, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the closing date of the Acquisition;

  •
  aggregate borrowings of the U.S. dollar equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case as of December 31, 2005), subject to borrowing bases comprised of rental vehicles, and related assets of certain of our foreign subsidiaries (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities (together with certain capital lease obligations) are referred to collectively as the "International Fleet Debt"; and

  •
  our cash on hand.

        In connection with the Transactions, we also refinanced a significant portion of our existing indebtedness, which was repaid as follows:

  •
  the repurchase of approximately $3,700 million in aggregate principal amount of existing senior notes having maturities from May 2006 to January 2028, of which additional notes in the aggregate principal amount of approximately $803.3 million remained outstanding following the Transactions;

  •
  the repurchase of approximately €192.4 million (or approximately $230 million, calculated as of December 31, 2005) in aggregate principal amount of existing Euro medium term notes with a maturity of July 2007, of which additional medium term notes in the aggregate principal amount of approximately €7.6 million remained outstanding following the Transactions;

  •
  the repayment of a $1,185 million intercompany note issued by Hertz to Ford Holdings on June 10, 2005 that would have matured in June 2010;

  •
  the repayment of approximately $1,935 million under an interim credit facility that would have matured on February 28, 2006;

  •
  the repayment of commercial paper, notes payable and other bank debt of approximately $1,212 million; and

  •
  the settlement of all accrued interest and unamortized debt discounts relating to the above existing indebtedness.

Our Markets

        We operate in the global car rental industry and in the equipment rental industry, primarily in North America.

        We estimate the size of the global car rental industry to exceed $30 billion in annual revenues. We estimate that the airport portion of the industry, which serves business and leisure travelers, accounts for approximately one-half of the total market in the United States and approximately one-third of the total market in Europe. This portion of the market is significantly influenced by developments in the travel industry and particularly in airline passenger traffic, or "enplanements." We anticipate favorable U.S. industry growth, as the U.S. Department of Transportation projects that domestic enplanements will grow at an annual rate of 3.8% from 2005 through 2010, consistent with long-term historical trends. We expect similar levels of travel industry growth internationally during this period. The off-airport portion of the industry accounts for the remainder of the market, with rental volume driven by business and leisure travel as well as temporary replacement demand.

        We estimate the size of the U.S. equipment rental industry, which is highly fragmented with few national competitors and many regional and local operators, to be approximately $31 billion in annual revenues. The industry serves a broad range of customers ranging from small local contractors to large industrial national accounts and encompasses a wide range of rental equipment ranging from heavy earthmoving equipment to small tools. The equipment rental business is undergoing a strong recovery following the industrial recession and downturn in non-residential construction spending between 2001 and 2003. According to F.W. Dodge, a leading construction industry research resource, U.S. non-residential construction spending is projected to grow at an annual rate of approximately 3% from 2006 to 2010. Based on industry research, the growth in the U.S. equipment rental industry is expected to range from 9% to 12% per year from 2006 through 2008 as a result of this non-residential construction expansion, improved pricing and the ongoing shift from ownership to rental by users of this equipment.

Our Business Segments

        Our business consists of two significant segments: car rental and equipment rental. In addition, "corporate and other" includes general corporate expenses, as well as other business activities, such as third-party claim management services. Set forth below are charts showing revenues and operating income (loss), by segment, and revenues by geographic area, all for the year ended December 31, 2005, and revenue earning equipment at cost, net, as of December 31, 2005 (the majority of our international operations are in Europe).

Revenues by Segment for Year Ended December 31, 2005(1)	Operating Income by Segment for Year Ended December 31, 2005(2)
$7.5 billion	$1.1 billion

Revenues by Geographic Area for Year Ended December 31, 2005	Revenue Earning Equipment, net book value as of December 31, 2005
$7.5 billion	$9.5 billion

(1)
Car rental segment revenue includes fees and certain cost reimbursements from licensees. See Note 11 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."
(2)
Operating income represents pre-tax income before interest expense and minority interest. The above chart excludes an operating loss of $22.3 million attributable to our Corporate and Other activities.

        For further information on our business segments, including financial information for the period from December 21, 2005 to December 31, 2005, or the "Successor period ended December 31, 2005," and the period from January 1, 2005 to December 20, 2005, or the "Predecessor period ended December 20, 2005," and the years ended December 31, 2004 and 2003, see Note 11 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Worldwide Car Rental

Industry Overview

        The principal business of the car rental industry is to rent cars to individuals for short-term business or leisure use. The industry is significantly influenced by general economic conditions as well as developments in the travel industry and particularly in airline passenger traffic. Historically, the car rental industry has also been highly seasonal, with many industry participants' annual profitability being linked to activities in the second and third quarters when leisure and business travel peak. The industry derives the majority of its revenues from car rentals and the sale of ancillary products such as loss or collision damage waivers, airport concession and fueling charges and rental-related insurance. The car rental industry is most developed in the United States and Europe, but it exists in some form in many other countries in the world.

        Market data indicates that total annual U.S. rental revenues for the car rental industry exceeded $18 billion in 2005, with rentals by airline travelers taking place at or near airports, or "airport rentals," constituting a slightly larger portion of the market than rentals taking place at central business district and suburban locations, or "off-airport rentals." We believe that in recent years, industry revenues from off-airport rentals have grown faster than revenues from airport rentals, with U.S. airport rental revenues returning only in 2005 to levels seen before the 2001 recession and the September 11, 2001 terrorist attacks.

        After the United States, Western Europe is the region where the car rental industry generates the most revenues. Within Europe the largest markets are Germany, France and the United Kingdom. Based on market data, we estimate that total rental revenues for the car rental industry in Europe in 2004, the most recent year for which this information is available, were approximately $9.4 billion in the nine countries (France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Switzerland, Belgium and Luxembourg) where we have company-operated rental locations and approximately $2 billion in eight other countries (Greece, Ireland, Portugal, Sweden, Norway, Denmark, Austria and Finland) where our brand is present through our licensees.

        In addition to Europe, we have company-operated rental locations in Australia, Canada, New Zealand, Puerto Rico, Brazil and the U.S. Virgin Islands. The structure of those markets is generally similar to that of the United States or Western Europe.

        Car rental companies often acquire cars pursuant to fleet repurchase or guaranteed depreciation programs established by automobile manufacturers. Under these programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on either a predetermined percentage of original car cost and the month in which the car is returned or the original capitalized cost less a set daily depreciation amount. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. These repurchase and guaranteed depreciation programs limit car rental companies' residual risk with respect to cars purchased under the programs and allow them to determine depreciation expense in advance. With the exception of Enterprise Rent-A-Car Company, or "Enterprise," we believe that most cars in the fleets of the principal car rental industry participants in the United States and Europe have been purchased under repurchase programs.

        Competition among car rental industry participants is intense and frequently takes the form of price competition. For the year ended December 31, 2005, we believe most major U.S. and European car rental brands experienced downward pressure on pricing, as measured by the rental rates they charge. During the latter part of the fourth quarter of 2005, based on publicly available information, some U.S. car rental providers experienced revenue per day increases compared to the prior year. It is not certain whether the revenue per day increases will continue in 2006.

Operations

        We rent a wide variety of makes and models of cars, nearly all of which are the current or previous year's models. We generally accept reservations only for a class of vehicles, although we accept reservations for specific makes and models of luxury vehicles in our Prestige Collection luxury rental program and a limited number of models in high-volume, leisure-oriented destinations. We rent cars on a daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary at different locations depending on local market conditions and other competitive and cost factors. While cars are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to car rentals and licensee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, Hertz NeverLost navigation systems and satellite radio services. Several U.S. State Attorneys General have recently taken positions that car rental companies either may not pass through to customers, by means of separate charges, expenses such as vehicle licensing and concession fees or may do so only in certain limited circumstances. See "Item 1A—Risks Related to Our Business—Changes in the U.S. and foreign legal and regulatory environment that impact our operations, including laws and regulations relating to the insurance products we sell, customer privacy, data security, insurance rates and expenses we pass through to customers by means of separate charges, could disrupt our business, increase our expenses or otherwise could have a material adverse effect on our results of operations."

        Our "company-operated" rental locations are those through which we, or an agent of ours, rent cars that we own. We have company-operated rental locations both in the United States and internationally. The international car rental operations that generated the highest volumes of business from our company-operated locations for the year ended December 31, 2005 were, in descending order of revenues, those conducted in France, Germany, Italy, the United Kingdom, Australia, Spain and Canada.

        As of December 31, 2005, we had over 1,700 staffed rental locations in the United States, of which approximately one-third were airport locations and two-thirds were off-airport locations, and we regularly rented cars from over 900 other locations that were not staffed. As of December 31, 2005, we had approximately 1,100 staffed rental locations internationally, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rented cars from over 90 other locations that were not staffed. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, fleet utilization, yield management, competitive pricing and ability to offer one-way rentals.

        In order to operate airport rental locations, we have obtained concessions or similar leasing, licensing or permitting agreements or arrangements, or "concessions," granting us the right to conduct a car rental business at all major, and many other, airports with regularly scheduled passenger service in each country where we have company-operated rental locations, except for airports where our licensees operate rental locations and Orlando International Airport in Orlando, Florida. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a car rental business there. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we must also pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.

        The terms of our concessions typically do not forbid, and in a few instances actually require, us to seek reimbursement from customers of concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. The number of car rental concessions available at airports varies considerably, but except at small, regional airports, it is rarely less than four. At Orlando International Airport, where we do not have a car rental concession, we operate an airport rental location at a facility located near the airport's premises and pick up and drop off our customers at the airport under a permit from the airport's operator. Certain of our concession agreements require the consent of the airport's operator in connection with changes in ownership of us.

        The Hertz brand is one of the most recognized brands in the world. It has been listed in Business Week's "100 Most Valuable Global Brands" in 2005 and every year since the study's inception in 2001. The Hertz brand has been the only travel company brand to appear in the study. Moreover, our customer surveys indicate that in the United States, Hertz is the car rental brand most associated with the highest quality service. This is consistent with numerous published best-in class car rental awards that we have won, both in the United States and internationally, over many years. We have sought to support our reputation for quality and customer service in car rental through a variety of innovative service offerings, such as our customer loyalty program (Hertz #1 Club), our global expedited rental program (Hertz #1 Club Gold), our one-way rental program (Rent-it-Here/Leave-it-There), our national-scale luxury rental program (Prestige Collection) and our in-car navigational services (Hertz NeverLost). We intend to maintain our position as a premier company through an intense focus on service, quality and product innovation.

        In the United States, we had approximately a 29% market share, by revenues in 2004 and in the first ten months of 2005, the most recent period for which complete information is available, at the 180 largest airports where we operated, over nine percentage points of share higher than that of the closest competing brand. Out of approximately 150 major European airports at which we have company-operated rental locations, 69 provided us data regarding car rental concessionaire activity at least through the nine months ended September 30, 2005. Based upon this data, we believe that we were the largest airport car rental company, measured by aggregate airport rental revenues during that period, at those 69 airports taken together. In the United States, we intend to maintain or expand our market share in the airport rental business. For a further description of our competitors, market share and competitive position see "—Competition" below.

        At our major airport rental locations, as well as at some smaller airport and off-airport locations, customers participating in our Hertz #1 Club Gold program are able to rent vehicles in an expedited manner. In the United States, participants in Hertz #1 Club Gold often bypass the rental counter entirely and proceed directly to their vehicles upon arrival at our facility. For the year ended December 31, 2005, rentals by Hertz #1 Club Gold members accounted for approximately 40% of our worldwide rental transactions. We believe the Hertz #1 Club Gold program provides a significant competitive advantage to us, particularly among frequent travelers, and we have, through travel industry relationships, targeted such travelers for participation in the program.

        In addition to our airport locations, we operate off-airport locations offering car rental services to a variety of customers. Our off-airport rental customers include people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports. Our off-airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their cars were damaged, those expecting to lease cars that are not yet available from their leasing companies and those needing cars while theirs are being repaired or are temporarily unavailable for other reasons; we call these customers "replacement renters." At many of our off-airport locations we will provide pick-up and delivery services in connection with rentals.

        When compared to our airport rental locations, an off-airport rental location typically services more types of customers, uses smaller rental facilities with fewer employees, conducts pick-up and delivery services and deals with replacement renters using specialized systems and processes. In addition, on average, off-airport locations generate fewer transactions per period than airport locations. At the same time, though, our airport and off-airport rental locations employ common car fleets, are supervised by common country, regional and local area management, use many common systems and rely on common maintenance and administrative centers. Moreover, airport and off-airport locations, outside the area of replacement rentals, are supported by a common commercial sales force, benefit from many common marketing activities and have many of the same customers. As a consequence, we regard both types of locations as aspects of a single, unitary, car rental business.

        We believe that the off-airport portion of the car rental market offers opportunities for us on several levels. First, presence in the off-airport market can provide customers a more convenient and geographically extensive network of rental locations, thereby creating revenue opportunities from replacement renters, non-airline travel renters and airline travelers with local rental needs. Second, it can give us a more balanced revenue mix by reducing our reliance on airport travel and therefore limiting our risk exposure to external events that may disrupt airline travel trends. Third, it can produce higher fleet utilization as a result of the longer average rental periods associated with off-airport business, compared to those of airport rentals. Fourth, replacement rental volume is far less seasonal than that of other business and leisure rentals, which permits efficiencies in both fleet and labor planning. Finally, cross-selling opportunities exist for us to promote off-airport rentals among frequent airport Hertz #1 Club renters and, conversely, to promote airport rentals to off-airport renters. In view of those benefits, along with our belief that our market share for off-airport rentals is generally smaller than our market share for airport rentals, we intend to seek profitable growth in the off-airport rental market, both in the United States and internationally.

        In the two years ended December 31, 2005, we increased the number of our staffed off-airport rental locations in the United States by approximately 44% to approximately 1,200 locations. In 2006 and subsequent years, our strategy may include selected openings of new off-airport locations, the disciplined evaluation of existing locations and pursuit of same-store sales growth. We anticipate that same-store sales growth would be driven by our traditional leisure and business traveler customers and by increasing penetration of the insurance replacement market, of which we currently have a low market share. In the United States during the year ended December 31, 2005, approximately one-third of our rental revenues at off-airport locations were related to replacement rentals. We believe that if we successfully pursue our strategy of profitable off-airport growth, the proportion of replacement rental revenues will increase. As we move forward, our determination of whether to expand our U.S. off-airport presence will be based upon a combination of factors, including the concentration of target insurance company policy holders, car dealerships, auto body shops and other clusters of retail, commercial activity and potential profitability. We also intend to increase the number of our staffed off-airport rental locations internationally on the basis of similar criteria.

        In addition to renting cars, in Germany we also rent trucks of eight tons and over, including truck tractors. This truck rental fleet consists of approximately 2,900 vehicles, which have been either acquired under repurchase programs similar to those under which we purchase program cars or are under operating leases. We believe we are a market leader in truck rental in Germany. Also, we are engaged in a car leasing business in Brazil. Our truck rental activities in Germany and our car leasing activities in Brazil are treated as part of our international car rental business in our consolidated financial statements.

        Our worldwide car rental operations generated $6,046.8 million in revenues and $374.6 million in income before income taxes and minority interest during the year ended December 31, 2005, $131.8 million in revenues and $16.2 million in losses before income taxes and minority interest for the Successor period ended December 31, 2005, $5,915.0 million in revenues and $390.8 million in income before income taxes and minority interest for the Predecessor period ended December 20, 2005.

        We may also, from time to time, pursue profitable growth within our car rental business by pursuing opportunistic acquisitions that would expand our global car rental business.

Customers and Business Mix

        We categorize our rental business based on two primary criteria—the purpose for which customers rent from us (business or leisure) and the type of location from which they rent (airport or off-airport). The table below sets forth, for the year ended December 31, 2005, the percentages of rental revenues and rental transactions derived in our U.S. and international operations from business and leisure rentals and from airport and off-airport rentals.

	U. S.		International
Type of Car Rental
	Revenues	Transactions	Revenues	Transactions
By Customer:
Business	46%	50%	48%	53%
Leisure	54	50	52	47

	100%	100%	100%	100%

By Location:
Airport	80%	80%	55%	57%
Off-airport	20	20	45	43

	100%	100%	100%	100%

        Customers who rent from us for "business" purposes include those who require cars in connection with commercial activities, the activities of governments and other organizations or for temporary vehicle replacement purposes. Most business customers rent cars from us on terms that we have negotiated with their employers or other entities with which they are associated, and those terms can differ substantially from the terms on which we rent cars to the general public. We have negotiated arrangements relating to car rental with many large businesses, governments and other organizations, including more than half of the Fortune 500 companies.

        Customers who rent from us for "leisure" purposes include not only individual travelers booking vacation travel rentals with us but also people renting to meet other personal needs. Leisure rentals, taken as a whole, are longer in duration and generate more revenues per transaction than do business rentals, although some types of business rentals, such as rentals to replace temporarily unavailable cars, have a long average duration. Business rentals and leisure rentals have different characteristics and place different types of demands on our operations. We believe that maintaining an appropriate balance between business and leisure rentals is important to the profitability of our business and the consistency of our operations.

        Our business and leisure customers rent from both our airport and off-airport locations. Demand for airport rentals is correlated with airline travel patterns, and transaction volumes generally follow enplanement trends on a global basis. Customers often make reservations for airport rentals when they book their flight plans, which makes our strong relationships with travel agents, associations and other partners (e.g., airlines) a key competitive advantage in generating consistent and recurring revenue streams.

        Off-airport rentals typically involve people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports. This category also includes people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies because their cars have been damaged. In order to attract these renters, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. We are an approved supplier of replacement rental services for six of the ten largest national insurance companies in the United States, based on their estimated car rental needs. While we estimate our share of this market was only 6% of the estimated rental revenues volume in 2005, we have identified approximately 170 insurance companies, ranging from local or regional carriers to large, national companies, as our target insurance replacement market. Although Enterprise currently has the largest share of the insurance replacement market, we believe that many of these companies are receptive to our replacement rental offerings and prefer to have at least two national rental car suppliers. Enterprise has asserted that certain systems we use to conduct insurance replacement rentals would infringe on patent rights it would obtain if it were granted certain patents for which it has applied. See "Item 1A—Risk Factors—Risks Related to Our Business—Claims that the software products and information systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services, which could adversely affect our results of operations."

        We conduct active sales and marketing programs to attract and retain customers. Our commercial and travel industry sales force calls on companies and other organizations whose employees and associates need to rent cars for business purposes, as well as on membership associations, tour operators, travel companies and other groups whose members, participants and customers rent cars for either business or leisure purposes. A specialized sales force calls on companies with replacement rental needs, including insurance and leasing companies and car dealers. We also advertise our car rental offerings through a variety of traditional media, such as television and newspapers, direct mail and the Internet. In addition to advertising, we also conduct a variety of other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

        In almost all cases, when we rent a car, we rent it directly to an individual who is identified in a written rental agreement that we prepare. Except when we are accommodating someone with a disability, the individual to whom we rent a car is required to have a valid driver's license and meet other rental criteria (including minimum age and creditworthiness requirements) that vary on the basis of location and type of rental. Our rental agreements permit only the individual renting the car, people signing additional authorized operator forms and certain defined categories of other individuals (such as fellow employees, parking attendants and in some cases spouses or domestic partners) to operate the car.

        With rare exceptions, individuals renting cars from us are personally obligated to pay all amounts due under their rental agreements. They typically pay us with a charge, credit or debit card issued by a third party, although certain customers use a Hertz charge account that we have established for them, usually as part of an agreement between us and their employer. All amounts charged to Hertz charge accounts established in the United States, and approximately 99% of amounts charged to Hertz charge accounts established by our international subsidiaries, are billed directly to a company or other organization or are guaranteed by a company. The remainder of the amounts charged to Hertz charge accounts established by our international subsidiaries are billed to individual account holders whose obligations are not guaranteed by the holder's employer or any other organization associated with the account holder. We also issue rental vouchers and certificates that may be used to pay rental charges for mostly prepaid and tour-related rentals. In addition, when the law requires us to do so, we rent cars on a cash basis.

        In the United States for the year ended December 31, 2005, 86% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 8% came from customers using Hertz charge accounts, 4% from customers using rental vouchers or another method of payment and 2% from cash transactions. In our international operations for the year ended December 31, 2005, 48% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 31% came from customers using Hertz charge accounts, 19% from customers using rental vouchers or another method of payment and 2% from cash transactions. For the year ended December 31, 2005, we had a bad debt expense ratio of 0.1% of car rental revenues for our U.S. operations and 0.3% of car rental revenues for our international operations.

Reservations

        When customers reserve cars for rental from us and our licensees, they may seek to do so through travel agents or third-party travel websites. In many of those cases, the travel agent or website will utilize a third-party operated computerized reservation system, also known as a global distribution system, or "GDS," to contact us and make the reservation. There are currently four principal GDSs, and we have contracts with all of them providing that we will process reservation requests made through the GDSs. Historically, GDSs were owned and operated by airlines and were subject to extensive regulation along with their airline owners. In recent years, however, airlines have greatly reduced their ownership interests in GDSs and the level of regulation to which GDSs are subject has substantially decreased. One of the four principal GDSs is now owned by Cendant Corporation, which currently owns a diversified portfolio of businesses, including car rental companies that compete with us. Cendant has announced its intention to separate its car rental business from all of its non-car rental businesses as part of a restructuring to take place in 2006.

        In major countries, including the United States and all other countries with company-operated locations, customers may also reserve cars for rental from us and our licensees worldwide through local, national or toll-free telephone calls to our reservations centers, directly through our rental locations or, in the case of replacement rentals, through proprietary automated systems serving the insurance industry. Additionally, we accept reservations for rentals from us and our licensees worldwide through our websites. Our websites, which also allow customers to enroll in loyalty programs, obtain copies of bills for past transactions and obtain information about our rental offerings, have grown significantly in importance as a reservations channel in recent years. Third-party travel websites have also grown in importance to us as a reservations channel.

        For the year ended December 31, 2005, approximately 35% of the worldwide reservations we accepted came through travel agents using GDSs, while 33% came through phone calls to our reservations centers, 21% through our websites, 7% through third-party websites and 4% through local booking sources.

Fleet

        We believe we are one of the largest private sector purchasers of new cars in the world. During the year ended December 31, 2005, we operated a peak rental fleet in the United States of approximately 322,000 cars and a combined peak rental fleet in our international operations of approximately 163,000 cars, in each case exclusive of our licensees' fleet. During the year ended December 31, 2005, our approximate average holding period for a rental car was eleven months in the United States and eight months in our international operations.

        We acquire, subject to availability, a majority of our cars pursuant to various fleet repurchase or guaranteed depreciation programs established by automobile manufacturers. See "—Worldwide Car

Rental—Industry Overview." These repurchase and guaranteed depreciation programs limit our residual risk with respect to cars purchased under the programs and allow us to determine depreciation expense in advance. For these reasons, cars purchased by car rental companies under repurchase or guaranteed depreciation programs are sometimes referred to by industry participants as "program" cars. Conversely, those cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk are sometimes referred to as "risk" cars. For the year ended December 31, 2005, program cars as a percentage of all cars purchased by our U.S. operations and international operations were approximately 78% and 74%, respectively, or 77% when calculated on an aggregate worldwide basis.

        Over the five years ended December 31, 2005, approximately 50% of the cars acquired by us for our U.S. car rental fleet, and approximately 30% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2005, approximately 41% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 34% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries, which represented the largest percentage of any automobile manufacturer during that period. The percentage of the fleet which we purchase from Ford may decline as a result of recent changes to the vehicle supply arrangements between Ford and us. See "—Relationship with Ford" and Note 15 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under "Item 8—Financial Statements and Supplementary Data." Historically, we have also purchased a significant percentage of our car rental fleet from General Motors Corporation and its subsidiaries, or "General Motors." Over the five years ended December 31, 2005, approximately 19% of the cars acquired by us for our U.S. car rental fleet, and approximately 16% of the cars acquired by us for our international fleet, were manufactured by General Motors and its subsidiaries.

        Purchases of cars are financed through funds provided from operations and by active and ongoing global borrowing programs. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        We maintain automobile maintenance centers at certain airports and in certain urban and off-airport areas, providing maintenance facilities for our rental fleet. Many of these facilities, which include sophisticated car diagnostic and repair equipment, are accepted by automobile manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors.

        We dispose of risk cars, as well as program cars that have for any reason become ineligible for manufacturer repurchase or guaranteed depreciation programs, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and, to a lesser extent and primarily in the United States, sales at retail through a network of 52 company-operated car sales locations dedicated exclusively to the sale of used cars from our rental fleet. During the year ended December 31, 2005, of the cars that were not repurchased by manufacturers, we sold approximately 73% at auction or on a wholesale basis, while 19% were sold at retail and 8% through other channels. We anticipate closing approximately 23 retail car sales locations in the United States in the second quarter of 2006. We do not expect these closures to have a significant impact on our results of operations.

Licensees

        We believe that our extensive worldwide ownership of rental operations contributes to the consistency of our high-quality service, cost control, fleet utilization, yield management, competitive pricing and our ability to offer one-way rentals. However, in certain predominantly smaller U.S. and international markets, we have found it more efficient to utilize independent licensees, which rent cars that they own. Our licensees operate locations in over 140 countries, including most of the countries where we have company-operated locations. As of December 31, 2005, we owned 95% of all the cars in the combined company-owned and licensee-owned fleets in the United States.

        We believe that our licensee arrangements are important to our business because they enable us to offer expanded national and international service and a broader one-way rental program. Licenses are issued principally by our wholly owned subsidiaries, Hertz System, Inc., or "System," and Hertz International, Ltd., or "HIL," under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many foreign countries.

        Licensees generally pay fees based on a percentage of their revenues or the number of cars they operate. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensees, and we do not have any investment interest in the licensees or their fleets. System licensees share in the cost of our U.S. advertising program, reservations system, sales force and certain other services. Our European and other international licensees also share in the cost of our reservations system, sales force and certain other services. In return, licensees are provided the use of the Hertz brand name, management and administrative assistance and training, reservations through our reservations channels, the Hertz #1 Club program, our one-way rental program and other services. In addition to car rental, certain licensees outside the United States engage in car leasing, chauffeur-driven rentals and renting camper vans under the Hertz name.

        System licensees ordinarily are limited as to transferability without our consent and are terminable by us only for cause or after a fixed term. Licensees in the United States may generally terminate for any reason on 90 days notice. In Europe and certain other international jurisdictions, licensees typically do not have early termination rights. Initial license fees or the price for the sale to a licensee of a company-owned location may be payable over a term of several years. We continue to issue new licenses and, from time to time, purchase licensee businesses.

Competition

        In the United States, our principal car rental industry competitors are Cendant Corporation, or "Cendant," which currently operates the Avis and Budget brands, Vanguard Car Rental USA Group, or "Vanguard," which operates the National Car Rental and Alamo brands, Dollar Thrifty Automotive Group, Inc., or "DTG," which operates the Dollar and Thrifty brands, and Enterprise, which operates the Enterprise brand.

        The following table lists our estimated market share, and the estimated market shares of our principal competitors and their licensees, at the 180 largest U.S. airports at which we have company-operated locations, determined on the basis of revenues reported to the airports' operators on which concession or off-airport permit fees are determined for the indicated periods. Complete market share data is not available for any date later than for the ten months ended October 31, 2005.

		Years Ended December 31,
	Ten Months Ended October 31, 2005
Brand Name
		2004	2003	2002	2001	2000
Hertz	29.3%	29.6%	29.0%	29.2%	29.5%	28.7%
Avis	20.2	20.2	21.2	22.3	21.6	22.3
Budget	10.6	10.2	10.4	10.8	11.8	11.8

Cendant Brands(1)	30.8	30.4	31.6	33.1	33.4	34.1
National/Alamo (Vanguard Brands)(2)	19.4	19.8	20.8	21.8	25.4	26.0
Dollar	7.2	7.7	7.4	7.2	7.1	6.9
Thrifty	4.4	4.5	4.4	3.2	1.8	1.9

DTG Brands	11.6	12.2	11.8	10.4	8.9	8.8
Enterprise	6.8	6.0	5.0	3.9	2.0	1.4
Other	2.1	2.0	1.8	1.6	0.8	1.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Cendant acquired all of the outstanding shares of Avis Group Holdings, Inc. on March 1, 2001 and acquired substantially all of the domestic assets of the vehicle rental business of Budget Group, Inc. on November 22, 2002. Cendant, which currently operates a diversified portfolio of businesses, has announced its intention to separate its car rental business from all of its non-car rental businesses as part of a restructuring to take place in 2006.

(2)
National and Alamo have been owned by Vanguard since October 2003.

        The off-airport rental market has historically been dominated by Enterprise. We now have a significant presence in the off-airport market, and Cendant's brands also are present. Many smaller companies also operate in the airport and off-airport rental markets.

        In Europe, in addition to us, the principal pan-European participants in the car rental industry are Avis Europe plc (which is not an affiliate of Cendant but is operating under a license from Cendant), which operates the Avis and Budget brands, and Europcar, recently announced it is to be acquired from Volkswagen AG by Eurazeo. In certain European countries, there are also other companies and brands with substantial market shares, including Sixt AG (operating the Sixt brand) in Germany, Vanguard (operating both the National Car Rental and Alamo brands) in the United Kingdom and Germany, and through franchises in Spain, Italy and France, and Enterprise (operating the Enterprise brand) in the United Kingdom, Ireland and Germany. In every European country, there are also national, regional or other, smaller companies operating in the airport and off-airport rentals markets. Apart from Enterprise-branded operations, all of which Enterprise owns, the other major car rental brands are present in European car rental markets through a combination of company-operated and franchisee- or licensee-operated locations.

        Competition among car rental industry participants is intense and frequently takes the form of price competition. For the year ended December 31, 2005, we believe most U.S. and European car rental companies experienced downward pressure on pricing, as measured by the rental rates they charged. During the latter part of the fourth quarter of 2005, based on publicly available information, some U.S. car rental providers experienced revenue per day increases compared to the prior year. It is not certain whether these increases will continue in 2006.

        Our competitors, some of which may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we match downward competitor pricing, it could have an adverse impact on our results of operations. To the extent that we are not willing to match or remain within a reasonable competitive margin of our competitors' pricing, it could also have an adverse impact on our results of operations, as we may lose market share. As a result of increased use of the Internet as a travel distribution channel, pricing transparency has increased. See "Item 1A—Risk Factors—Risks Related to Our Business—We face intense competition that may lead to downward pricing, or an inability to increase prices, which could have a material adverse impact on our results of operations." We believe, however, that the prominence and service reputation of the Hertz brand and our extensive worldwide ownership of car rental operations provides us with a competitive advantage.

Equipment Rental

Industry Overview

        We, through HERC, operate an equipment rental business in the United States, Canada, France and Spain. It is difficult for us to estimate the size of the equipment rental market in any of those countries. Market data indicates that equipment rental in the United States generates revenues of approximately $31 billion annually, but the part of the rental industry dealing with equipment of the type HERC rents is somewhat smaller than that. Other market data indicates that the equipment rental industries in France and Spain generate roughly $4 billion and $2 billion in annual revenues, respectively, although the portions of those markets in which HERC competes are smaller.

        In each of the four countries where HERC operates, the equipment rental industry is highly fragmented, with few national-scale operators and large numbers of companies operating on a regional or local scale. The number of industry participants operating on a national scale is, however, much smaller. HERC is one of the principal national-scale industry participants in each of the four countries where it operates. HERC operations in North America represented approximately 90% of our worldwide equipment rental revenues during the year ended December 31, 2005. We believe HERC is the third largest equipment rental company in North America. Additionally, we believe HERC is the fourth largest general equipment rental company in both France and Spain, in each case based on revenues. HERC has operated in the United States since 1965.

Operations

        HERC's principal business is the rental of equipment. HERC offers a broad range of equipment for rental; major categories include earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, pumps, small tools, compaction equipment and construction-related trucks.

        HERC's comprehensive line of equipment enables it to supply equipment to a wide variety of customers from local contractors to large industrial plants. The fact that many larger companies, particularly those with industrial plant operations, now require single source vendors, not only for equipment rental, but also for management of their total equipment needs fits well with HERC's core competencies. Arrangements with such companies may include maintenance of the tools and equipment they own, supplies and rental tools for their labor force and custom management reports. HERC supports this through its dedicated in-plant operations, tool trailers and plant management systems.

        As of December 31, 2005, HERC operated 345 equipment rental branches, of which 234 were in 40 states within the United States, 31 were in Canada, 70 were in France and 10 were in Spain. HERC generated same-store, year-over-year revenue growth for each of the last ten quarters. HERC's rental locations generally are situated in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The typical location is approximately three acres in size, though smaller in Europe, and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conform to the specifications of the HERC prototype branch, which stresses efficiency, safety and environmental compliance. Most branches have stand-alone maintenance and fueling facilities and showrooms.

        HERC slightly contracted its North American network of equipment rental locations during the 2001 to 2003 downturn in construction activities. HERC added six new locations in each of 2004 and 2005. We expect HERC to add approximately 18 locations in 2006. In connection with this expansion, we expect HERC will incur non-fleet start-up costs of approximately $600,000 per location and additional fleet acquisition costs over an initial twelve-month period of approximately $4.9 million per location.

        Starting in 2004, HERC began to broaden its equipment line in North America to include more equipment with an acquisition cost of under $10,000 per unit, ranging from air compressors and generators to small tools and accessories, in order to supply customers who are local contractors with a greater proportion of their overall equipment rental needs. As of December 31, 2005, these activities, referred to as "general rental activities," were conducted at approximately 35% of HERC's North American rental locations. Before it begins to conduct general rental activities at a location, HERC typically renovates the location to make it more appealing to walk-in customers and adds staff and equipment in anticipation of subsequent demand.

        HERC's operations generated $1,415.3 million in revenues and $239.1 million in income before income taxes and minority interest during the year ended December 31, 2005, $22.5 million in revenues and $11.4 million in losses before income taxes and minority interest for the Successor period ended December 31, 2005, $1,392.8 million in revenues and $250.5 million in income before income taxes and minority interest for the Predecessor period ended December 20, 2005.

Customers

        HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as construction, petrochemical, automobile manufacturing, railroad, power generation and shipbuilding. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business and somewhat reduces the seasonality of HERC's revenues and its dependence on construction cycles. HERC primarily targets customers in medium to large metropolitan markets. For the year ended December 31, 2005, no customer of HERC accounted for more than 1.2% of its rental revenues. Of HERC's rental revenues for the year ended December 31, 2005, roughly half were derived from customers operating in the construction industry, while the remaining revenues were derived from rentals to industrial, governmental and other types of customers.

        Unlike in our car rental business, where we enter into rental agreements with the people who will operate the cars being rented, HERC ordinarily enters into a rental agreement with the legal entity—typically a company, governmental body or other organization—seeking to rent HERC's equipment. Moreover, unlike in our car rental business, where our cars are normally picked up and dropped off by customers at our rental locations, HERC delivers much of its rental equipment to its customers' job sites and retrieves the equipment from the job sites when the rentals conclude. Finally, unlike in our car rental business, HERC extends credit terms to many of its customers to pay for rentals. Thus, for the year ended December 31, 2005, 94% of HERC's revenues came from customers who were invoiced by HERC for rental charges, while 5% came from customers paying with third-party charge, credit or debit cards and 1% came from customers who paid with cash or used another method of payment. For the year ended December 31, 2005, HERC had a bad debt expense ratio of 0.4% of its revenues.

Fleet

        HERC acquires its equipment from a variety of manufacturers. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. The per-unit acquisition costs of units of rental equipment in HERC's fleet vary from over $200,000 to under $100. As of December 31, 2005, the average per-unit acquisition cost (excluding small equipment purchased for less than $5,000 per unit) for HERC's fleet in North America was $34,000. As of December 31, 2005, the average age of HERC's rental fleet in North America was 28 months. We believe that this fleet is younger than that of any of HERC's principal competitors in North America. Having a younger fleet reduces maintenance expenses, which generally escalate as equipment ages. As of December 31, 2005, the average age of HERC's rental fleet in Europe was 35 months, which we believe is roughly comparable to the average ages of the fleets of HERC's principal European competitors.

        HERC disposes of its used equipment through a variety of channels, including private sales to customers and other third parties, sales to wholesalers, brokered sales and auctions. Ancillary to its rental business, HERC is also a dealer of certain brands of new equipment in the United States and Canada, and sells consumables such as gloves and hardhats at many of its rental locations.

Licensees

        HERC does not have licensees in North America, but it does license the Hertz name to equipment rental businesses in seven countries in Europe and the Middle East. The terms of those licenses are broadly similar to those we grant to international car rental licensees.

Competition

        HERC's competitors in the equipment rental industry range from other large national companies to small regional and local businesses. In each of the four countries where HERC operates, the equipment rental industry is highly fragmented, with large numbers of companies operating on a regional or local scale. The number of industry participants operating on a national scale is, however, much smaller. HERC is one of the principal national-scale industry participants in each of the four countries where it operates. In North America, the other principal national-scale industry participants are United Rentals, Inc. and RSC Equipment Rental, a division of the Atlas Copco Group. A number of individual Caterpillar dealers also participate in the North American equipment rental market. In France, the other principal national-scale industry participants are Loxam, Kiloutou and Laho, while in Spain, the other principal national-scale industry participants are GAM, Euroloc and Vilatel.

        Competition in the equipment rental industry is intense, and it often takes the form of price competition. HERC's competitors, some of which may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that HERC matches downward competitor pricing, it could have an adverse impact on our results of operations. To the extent that HERC is not willing to match competitor pricing, it could also have an adverse impact on our results of operations due to lower rental volume. The industry experienced a number of years of downward pricing, measured by the per-period rates charged by rental companies, starting in 2001. During the year ended December 31, 2005, we believe industry pricing, measured in the same way, improved in North America but only started to improve towards the end of 2005 in France and Spain. In addition, we expect most industry participants to experience modest increases in equipment costs in the next twelve months. We believe that HERC's competitive success has been primarily the product of its 40 years of experience in the equipment rental industry, its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet, the quality of its sales force and its established national accounts program.

Other Operations

        Our wholly owned subsidiary, Hertz Claim Management Corporation, or "HCM," provides claim administration services to us and, to a lesser extent, to outside customers. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third party, first party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. HCM conducts business at nine regional offices in the United States. Separate subsidiaries of ours conduct similar operations in eight countries in Europe.

Seasonality

        Car rental and equipment rental are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including minimum concession fees, rent, insurance and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. See "Item 1A—Risk Factors—Risks Related to Our Business—Our business is highly seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations." The following tables set forth this seasonal effect by providing quarterly revenues and income before income taxes and minority interest for each of the quarters in the year ended December 31, 2005.

Employees

        As of December 31, 2005, we employed approximately 32,100 persons, consisting of 22,700 persons in our U.S. operations and 9,400 persons in our international operations. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and a defined contribution plan. Overseas employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 7,700 employees in the United States are presently in effect under 150 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 1,800 of these employees will expire during 2006. We have had no material work stoppage as a result of labor problems during the last 10 years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruptions.

        In addition to the employees referred to above, we employ a substantial number of temporary workers, and engage outside services, as is customary in the industry, principally for the non-revenue movement of rental cars and equipment between rental locations and the movement of rental equipment to and from customers' job sites.

Risk Management

        Three types of generally insurable risks arise in our operations:

  •
  legal liability arising from the operation of our cars and on-road equipment (vehicle liability);

  •
  legal liability to members of the public from other causes (general liability); and

  •
  risk of property damage.

        In addition, we offer optional liability insurance and other products providing insurance coverage, which create additional risk exposures for us. Our risk of property damage is also increased when we waive the provisions in our rental contracts that hold a renter responsible for damage or loss under an optional loss or damage waiver that we offer. We bear these and other risks, except to the extent the risks are transferred through insurance or contracts.

        In many cases we self-insure our risks or reinsure risks through a wholly owned insurance subsidiary. We mitigate our exposure to large liability losses by maintaining excess insurance coverage, subject to deductibles and caps, through unaffiliated carriers with respect to our domestic operations and our car rental operations in Europe. For our international operations outside Europe and for HERC's operations in Europe, we maintain some liability insurance coverage with unaffiliated carriers. We also maintain property insurance with unaffiliated insurance carriers domestically and in Europe, subject to deductibles.

Third-Party Liability

        In our domestic operations, we are required by applicable financial responsibility laws to maintain insurance against legal liability for bodily injury (including death) or property damage to third parties arising from the operation of our cars and on-road equipment, sometimes called "vehicle liability," in stipulated amounts. In most places, we satisfy those requirements by qualifying as a self-insurer, a process that typically involves governmental filings and demonstration of financial responsibility, which sometimes requires the posting of a bond or other security. In the remaining places, we obtain an insurance policy from an unaffiliated insurance carrier and indemnify the carrier for any amounts paid under the policy. As a result of such arrangements, we bear economic responsibility for domestic vehicle liability, except to the extent we successfully transfer such liability to others through insurance or contractual arrangements.

        For our car rental operations in Europe, we have established two wholly owned insurance subsidiaries, Probus Insurance Company Europe Limited, or "Probus," a direct writer of insurance domiciled in Ireland, and Hertz International RE Limited, or "HIRE," a reinsurer organized in Ireland. In most European countries with company-operated locations, we purchase from Probus the vehicle liability insurance required by law, and Probus reinsures the risks under such insurance with HIRE. In the remaining countries in Europe with company-operated locations, we obtain the coverage from unaffiliated insurance carriers, which reinsure their risks with HIRE. Thus, as with our domestic operations, we bear economic responsibility for vehicle liability in our European car rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside Europe and for HERC's operations in Europe, we maintain some form of vehicle liability insurance coverage. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

        Both domestically and in our international operations, from time to time in the course of our business we become legally responsible to members of the public for bodily injury (including death) or property damage arising from causes other than the operation of our cars and on-road equipment, sometimes known as "general liability." As with vehicle liability, we bear economic responsibility for general liability losses, except to the extent we transfer such losses to others through insurance or contractual arrangements.

        To mitigate our exposure to large vehicle and general liability losses domestically and in our car rental operations in Europe, we maintain excess insurance coverage with unaffiliated insurance carriers against such losses to the extent they exceed $10 million per occurrence (for occurrences in Europe before December 15, 2003, to the extent such losses exceeded $5 million per occurrence). The coverage provided under such excess insurance policies is limited to $100 million for the current policy year, which began on December 21, 2005 and ends on December 21, 2006 (for occurrences between December 15, 2005 and December 20, 2005, $235 million; December 15, 2004 and December 14, 2005, $185 million; December 15, 2003 and December 14, 2004, $150 million; and December 15, 2002 and December 14, 2003, $675 million). For our international operations outside Europe and for HERC's operations in Europe, we also maintain liability insurance coverage with unaffiliated carriers in such amounts as we deem adequate in light of the respective potential hazards, where such insurance is obtainable on commercially reasonable terms.

        Our domestic rental contracts, both for car rental and for equipment rental, typically provide that the renter will indemnify us for liability arising from the operation of the rented vehicle or equipment (for car rentals in certain places, though, only to the extent such liability exceeds the amount stipulated in the applicable financial responsibility law). In addition, many of HERC's domestic rental contracts require the renter to maintain liability insurance under which HERC is entitled to coverage. While such provisions are sometimes effective to transfer liability to renters, their value to us, particularly in cases of large losses, may be limited. The rental contracts used in our international operations sometimes contain provisions relating to insurance or indemnity, but they are typically more limited than those employed in our domestic operations.

        In our domestic car rental operations, we offer an optional liability insurance product, Liability Insurance Supplement, or "LIS," that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a subsidiary of ours. As a consequence of those reinsurance arrangements, rental customers' purchases of LIS do not reduce our economic exposure to vehicle liability. Instead, our exposure to vehicle liability is potentially increased when LIS is purchased, because insured renters and other operators may have vehicle liability imposed on them in circumstances and in amounts where the applicable rental agreement or applicable law would not, absent the arrangements just described, impose vehicle liability on us.

        In both our domestic car rental operations and our company-operated international car rental operations in many countries, we offer an optional product or products providing insurance coverage, or "PAI/PEC" coverage, to the renter and the renter's immediate family members traveling with the renter for accidental death or accidental medical expenses arising during the rental period or for damage or loss of their property during the rental period. PAI/PEC coverage is provided under insurance policies issued by unaffiliated carriers or, in some parts of Europe, by Probus, and the risks under such policies either are reinsured with HIRE or another subsidiary of ours or are the subject of indemnification arrangements between us and the carriers. Rental customers' purchases of PAI/PEC coverage create additional risk exposures for us, since we would not typically be liable for the risks insured by PAI/PEC coverage if that coverage had not been purchased.

        Our offering of LIS and PAI/PEC coverage in our domestic car rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of PAI/PEC coverage historically has not been regulated; however, in the countries of the European Union and Australia, the regulatory environment for insurance intermediaries is rapidly evolving, and we cannot assure you either that we will be able to continue offering PAI/PEC coverage without substantial changes in its offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. Due to a change in law in Australia, we have terminated the sales of certain insurance products there.

        Provisions on our books for self-insured vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2005, this liability was estimated at $321.0 million for our combined domestic and international operations.

Damage to Our Property

        We bear the risk of damage to our property, unless such risk is transferred through insurance or contractual arrangements.

        To mitigate our risk of large, single-site property damage losses domestically and in Europe, we maintain property insurance with unaffiliated insurance carriers, generally with a per-occurrence deductible of $3.0 million domestically and $2.5 million in Europe. For our international operations outside Europe, we also maintain property insurance coverage with unaffiliated carriers in such amounts as we deem adequate in light of the respective hazards, where such insurance is available on commercially reasonable terms.

        Our rental contracts typically provide that the renter is responsible for damage to or loss (including loss through theft) of rented vehicles or equipment. We generally offer an optional rental product, known in various countries as "loss damage waiver," "collision damage waiver," "theft protection" or "accident excess reduction," under which we waive or limit our right to make a claim for such damage or loss. This product is not regulated as insurance, but it is subject to specific laws in roughly half of the U.S. jurisdictions where we operate.

        Collision damage costs and the costs of stolen or unaccounted-for vehicles and equipment, along with other damage to our property, are charged to expense as incurred.

Other Risks

        To manage other risks associated with our businesses, or to comply with applicable law, we purchase other types of insurance carried by business organizations, such as worker's compensation and employer's liability (for which we, through contracts with insurers domestically, bear the risk of the first $5 million of loss from any occurrence), commercial crime and fidelity, performance bonds and directors' and officers' liability insurance, from unaffiliated insurance companies in amounts deemed by us to be adequate in light of the respective hazards, where such coverage is obtainable on commercially reasonable terms.

Governmental Regulation and Environmental Matters

        Throughout the world, we are subject to numerous types of governmental controls, including those relating to prices and advertising, privacy and data protection, currency controls, labor matters, charge card operations, insurance, environmental protection, used car sales and licensing.

Environmental

        The environmental requirements applicable to our operations generally pertain to (i) the operation and maintenance of cars, trucks and other vehicles, such as heavy equipment, buses and vans; (ii) the ownership and operation of tanks for the storage of petroleum products, including gasoline, diesel fuel and used oil; and (iii) the generation, storage, transportation and disposal of waste materials, including used oil, vehicle wash sludge and waste water. We have made, and will continue to make, expenditures to comply with applicable environmental laws and regulations.

        The use of cars and other vehicles is subject to various governmental requirements designed to limit environmental damage, including those caused by emissions and noise. Generally, these requirements are met by the manufacturer, except in the case of occasional equipment failure requiring repair by us. Measures are taken at certain locations in states that require the installation of Stage II Vapor Recovery equipment to reduce the loss of vapor during the fueling process.

        We utilize tanks worldwide, approximately 490 of which are underground and 1,720 of which are aboveground, to store petroleum products, and we believe our tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. Our compliance program for our tanks is intended to ensure that (i) the tanks are properly registered with the state or other jurisdiction in which the tanks are located and (ii) the tanks have been either replaced or upgraded to meet applicable leak detection and spill, overfill and corrosion protection requirements.

        We are also incurring and providing for expenses for the investigation and cleanup of contamination from the discharge of petroleum substances at, or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of December 31, 2005 and December 31, 2004 the aggregate amounts accrued for environmental liabilities reflected in our consolidated balance sheet in "Other accrued liabilities" were $3.9 million and $5.4 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the nature of the contamination, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

        With respect to cleanup expenditures for the discharge of petroleum substances at, or emanating from, currently and formerly owned or leased properties, we have received reimbursement, in whole or in part, from certain U.S. states that maintain underground storage tank petroleum cleanup reimbursement funds. Such funds have been established to assist tank owners in the payment of cleanup costs associated with releases from registered tanks. With respect to off-site U.S. locations at which our wastes have reportedly been identified, we have been and continue to be required to contribute to cleanup costs due to strict joint and several cleanup liability imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state superfund statutes.

        Environmental legislation and regulations and related administrative policies have changed rapidly in recent years, both in the United States and in other countries. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that we may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by us or substances used by us may have been released or disposed, and of which we are currently unaware, may in the future become the subject of cleanup for which we may be liable, in whole or part. Further, at airport-leased properties, we may be subject to environmental requirements imposed by airports that are more restrictive than those obligations imposed by environmental regulatory agencies. Accordingly, while we believe that we are in substantial compliance with applicable requirements of environmental laws, we cannot offer assurance that our future environmental liabilities will not be material to our consolidated financial position, results of operations or cash flows.

Dealings with Renters

        In the United States, car and equipment rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs "leases" of tangible personal property. Car rental is also specifically regulated in more than half of the states of the United States. The subjects of state regulation include the methods by which we advertise, quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers) and the terms and method of sale of the optional insurance coverage that we offer. Some states (including California, New York, Nevada and Illinois) regulate the price at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer. See "—Risk Management" above for further discussion regarding the loss or damage waivers and optional insurance coverages that we offer renters. Internationally, regulatory regimes vary greatly by jurisdiction, but they do not generally prevent us from dealing with customers in a manner similar to that employed in the United States.

        Both in the United States and internationally, we are subject to increasing regulation relating to customer privacy and data protection. In general, we are limited in the uses to which we may put data that we collect about renters, including the circumstances in which we may communicate with them. In addition, we are generally obligated to take reasonable steps to protect customer data while it is in our possession. Our failure to do so could subject us to substantial legal liability or seriously damage our reputation.

Changes in Regulation

        Changes in government regulation of our business have the potential to alter our business practices, or our profitability, materially. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy and data security and rate regulation, each as described under "Item 1A—Risk Factors—Risks Related to our Business—Changes in the U.S. and foreign legal and regulatory environment that impact our operations, including laws and regulations relating to the insurance products we sell, customer privacy, data security, insurance rates and expenses we pass through to customers by means of separate charges, could disrupt our business, increase our expenses or otherwise materially adversely affect our results of operations."

        In addition, our operations, as well as those of our competitors, also could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the United States or internationally. Such a regime could, however, be quickly imposed if there were a serious disruption in supply for any reason, including an act of war, terrorist incident or other problem affecting petroleum supply, refining, distribution or pricing.

Relationship with Ford

        Prior to the Acquisition, Ford, through its wholly owned subsidiary Ford Holdings, was our only stockholder. As a result of the Acquisition, investment funds associated with or designated by the Sponsors now own, through Hertz Holdings, all of our outstanding common stock.

        Set forth below are descriptions of certain agreements, relationships and transactions between us and Ford that survived the completion of the Acquisition.

Supply and Advertising Arrangements

        On July 5, 2005, we, one of our wholly owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expiring August 31, 2010, that covers the 2005 through 2010 vehicle model years. This agreement replaces and supersedes the joint advertising and vehicle supply agreements that would have expired August 31, 2007.

        The terms of the Master Supply and Advertising Agreement only apply to our fleet requirements and advertising in the United States and to Ford, Lincoln or Mercury brand vehicles, or "Ford Vehicles." Under the Master Supply and Advertising Agreement, Ford has agreed to supply to us and we have agreed to purchase from Ford, during each of the 2005 through 2010 vehicle model years, a specific number of Ford Vehicles. Ford has also agreed in the Master Supply and Advertising Agreement to pay us a contribution toward the cost of our advertising of Ford Vehicles equal to one-half of our total expenditure on such advertising, up to a specified maximum amount. To be eligible for advertising cost contribution under the Master Supply and Advertising Agreement, the advertising must meet certain conditions, including the condition that we feature Ford Vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. It further provides that the amounts Ford will be obligated to pay to us for our advertising costs will be increased or reduced according to the number of Ford Vehicles acquired by us in any model year, provided Ford will not be required to pay any amount for our advertising costs for any year if the number of Ford Vehicles acquired by us in the corresponding model year is less than a specified minimum except to the extent that our failure to acquire the specified minimum number of Ford Vehicles is attributable to the availability of Ford Vehicles or Ford vehicle production is disrupted for reasons beyond the control of Ford. To the extent we acquire less than a specified minimum number of Ford Vehicles in any model year, we have agreed to pay Ford a specified amount per vehicle below the minimum.

        The advertising contributions paid by Ford for the 2005 vehicle model year were less than the advertising contributions we received from Ford for the 2004 model year. We expect that contributions in future years may also be below levels for the 2005 model year based upon anticipated reductions in the number of Ford vehicles to be acquired. We do not expect that the reductions in Ford's advertising contributions will have a material adverse effect on our results of operations.

        Under the terms of the Master Supply and Advertising Agreement, we are able to enter into vehicle advertising and supply agreements with other automobile manufacturers in the United States and in other countries, and we intend to explore those opportunities. However, we cannot offer assurance that we will be able to obtain advertising contributions from other automobile manufacturers that will mitigate reductions in Ford's advertising contributions.

        Ford subsidiaries and affiliates also supply other brands of cars, including Jaguar, Volvo, Mazda and Land Rover cars, to us in the United States under arrangements separate from the Master Supply and Advertising Agreement. In addition, Ford and its subsidiaries and affiliates are significant suppliers of cars to our international operations.

Other Relationships and Transactions

        We and Ford also engage in other transactions in the ordinary course of our respective businesses. These transactions include HERC's providing equipment rental services to Ford, our providing insurance and insurance claim management services to Ford and our providing car rental services to Ford. In addition, Ford subsidiaries are our car rental licensees in Scandinavia and Finland.

Available Information

        We file annual and quarterly reports and other information with the United States Securities and Exchange Commission, or the "SEC." You may read and copy any documents that we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports and other information about issuers that file electronically with the SEC, including Hertz. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) indirectly through our Internet website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A.    RISK FACTORS

        Our business is subject to a number of important risks and uncertainties, some of which are described below. The risks described below, however, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Capital Structure

We have substantial debt which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on our debt.

        As of December 31, 2005, we had an aggregate principal amount of debt outstanding of $12,515.0 million and stockholder's equity of approximately $2,266.2 million.

        Our substantial debt could have important consequences to holders of the Notes. Because of our substantial debt:

  •
  our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

  •
  a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

  •
  we are exposed to the risk of increased interest rates because a portion of our borrowings, including under our Senior Credit Facilities, is at variable rates of interest;

  •
  we may be more vulnerable to general adverse economic and industry conditions;

  •
  we may be at a competitive disadvantage compared to our competitors with less debt or comparable debt at more favorable interest rates;

  •
  our ability to refinance indebtedness may be limited or the associated costs may increase; and

  •
  our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic conditions or our business or be unable to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins.

Despite our current indebtedness levels, we, Hertz Holdings and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

        We, Hertz Holdings and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements governing our debt do not fully prohibit us, Hertz Holdings or our subsidiaries, from doing so. As of December 31, 2005, our Senior Credit Facilities provided us commitments for additional borrowings of approximately $1,100 million under our Senior ABL Facility, and $293 million to refinance certain existing debt under the delayed draw portion of our Senior Term Facility, and permitted additional borrowings beyond those commitments under certain circumstances. As of December 31, 2005, our U.S. and International Fleet Debt Facilities provided us commitments for additional aggregate borrowings of approximately $1,460 million and the U.S. dollar equivalent of $1,178 million respectively, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase. In addition, the agreements governing our debt do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

        Our Senior Credit Facilities contain covenants that, among other things, restrict our ability to:

  •
  dispose of assets;

  •
  incur additional indebtedness;

  •
  incur guarantee obligations;

  •
  prepay other indebtedness or amend other debt instruments;

  •
  pay dividends;

  •
  create liens on assets;

  •
  enter into sale and leaseback transactions;

  •
  make investments, loans or advances;

  •
  make acquisitions;

  •
  engage in mergers or consolidations;

  •
  change the business conducted by us; and

  •
  engage in certain transactions with affiliates.

        In addition, under our Senior Credit Facilities, we are required to comply with financial covenants. If we fail to maintain a specified minimum level of borrowing capacity under our Senior ABL Facility, we will then be subject to financial covenants under that facility, including covenants that will obligate us to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to fixed charges coverage ratio. The financial covenants in our Senior Term Facility include obligations to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate

EBITDA to interest expense coverage ratio for specified periods. Both our Senior ABL Facility and our Senior Term Facility also impose limitations on the amount of our capital expenditures. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

        The indentures governing our Notes also contain restrictive covenants that, among other things limit our ability and the ability of our restricted subsidiaries to:

  •
  incur additional indebtedness;

  •
  pay dividends, redeem stock or make other distributions;

  •
  make investments;

  •
  create liens on assets;

  •
  transfer or sell assets;

  •
  engage in mergers or consolidations; and

  •
  engage in certain transactions with affiliates.

        Our ability to comply with the covenants and restrictions contained in our Senior Credit Facilities and the indentures for the Notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either our Senior Credit Facilities or our indentures that would permit the applicable lenders or holders of the Notes, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to make borrowings under our Senior Credit Facilities and may not be able to repay the amounts due under our Senior Credit Facilities and the Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

        We are also subject to operational limitations under the terms of our ABS Program. For example, there are contractual limitations with respect to the cars that secure our ABS Program. These limitations are based on the identity or credit ratings of the cars' manufacturers, the existence of satisfactory repurchase or guaranteed depreciation arrangements for the cars or the physical characteristics of the cars. As a result, we may be required to limit the percentage of cars from any one manufacturer or increase our credit enhancement related to the program and may not be able to take advantage of certain cost savings that might otherwise be available through manufacturers. If these limitations prevented us from purchasing, or retaining in our fleet, cars on terms that we would otherwise find advantageous, our results of operations could be adversely affected.

        Further, the facilities relating to the International Fleet Debt contain a number of covenants, including a covenant that restricts the ability of Hertz International, Ltd., the direct or indirect holding company of substantially all of our non-U.S. operating subsidiaries, to make dividends and other restricted payments (which may include payments of intercompany indebtedness), in an amount greater than €100 million plus a specified excess cash flow amount, calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the facilities relating to the International Fleet Debt at the closing of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of excess cash flow based on the percentage of facilities relating to International Fleet Debt at the closing of the Acquisition that have been replaced by permanent take-out international asset-based facilities. These restrictions will limit the availability of funds from Hertz International, Ltd. and its subsidiaries to help Hertz make payments on our other debt. Certain of these permanent take-out international asset-based facilities are expected to be novel and complicated structures. We cannot assure you that we will be able to complete such permanent take-out financings on terms acceptable to us or on a timely basis, if at all.

        Certain of our Canadian subsidiaries are parties to our Senior ABL Facility and are not subject to these International Fleet Debt restrictions. Our non-U.S. subsidiaries, including the operations of these Canadian subsidiaries, accounted for approximately 29% of our total revenues for the year ended December 31, 2005. See Note 11 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8?Financial Statements and Supplementary Data."

Our ability to generate the significant amount of cash needed to service our debt and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

        Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control, described under "—Risks Related to Our Business" below.

        If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We also cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Senior Credit Facilities and the indentures governing our Notes restrict our ability to dispose of assets and restrict the use of proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indentures governing the Notes.

        If we experience specified changes of control, we would be required to make an offer to purchase all of the outstanding Notes (unless otherwise redeemed) at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The occurrence of specified events that would constitute a change of control constitutes a default under our Senior Credit Facilities. In addition, our Senior Credit Facilities prohibit the purchase of the Notes by us in the event of a change of control, unless and until such time as the indebtedness under the Senior Credit Facilities is repaid in full. In addition, our failure to purchase the Notes after a change of control in accordance with the terms of the indentures would result in a default under our Senior Credit Facilities.

        Our inability to repay the indebtedness under our Senior Credit Facilities would also constitute an event of default under the indentures for the Notes, which could have materially adverse consequences to us and to the holders of the Notes. In the event of a change of control, we cannot assure you that we would have sufficient assets to satisfy all of our obligations under our Senior Credit Facilities and the Notes. Our future indebtedness may also require such indebtedness to be repurchased upon a change of control.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        A significant portion of our outstanding debt, including borrowings under our Senior Credit Facilities, International Fleet Debt and certain of our other outstanding debt securities, bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks—Interest Rate Risk."

The Sponsors control us and may have conflicts of interest with us in the future.

        Investment funds associated with or designated by the Sponsors own, through their ownership in our parent company, all of our common stock. As a result, the Sponsors exercise control over matters requiring stockholders' approval and control over our policies and affairs. The Sponsors, through their associated investment funds, have the ability to cause the election of all members of our board of directors. The Sponsors or their affiliates also provide us with certain financial advisory and management consulting services. See "Item 13—Certain Relationships and Related Transactions."

        Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions. We have not instituted any formal plans to address any conflicts of interest that may arise.

Risks Related to Our Business

An economic downturn could result in a decline in business and leisure travel and non-residential capital investment, which could harm our business.

        Our results of operations are affected by many economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity either in the United States or in international markets may have a material adverse effect on our business. In the car rental business, a decline in economic activity typically results in a decline in both business and leisure travel and, accordingly, a decline in the volume of car rental transactions. In the equipment rental business, a decline in economic activity typically results in a decline in activity in construction and other businesses in which our equipment rental customers operate and, therefore, results in a decline in the volume of equipment rental transactions. In the case of a decline in car or equipment rental activity, we may reduce rental rates to meet competitive pressures, which could have a material adverse effect on our results of operations. A decline in economic activity also may have a material adverse effect on residual values realized on the disposition of our revenue earning cars and/or equipment.

We face intense competition that may lead to downward pricing, or an inability to increase prices, which could have a material adverse impact on our results of operations.

        The markets in which we operate are highly competitive. See "Item 1—Business—Worldwide Car Rental—Competition" and "Item 1—Business—Equipment Rental—Competition." We believe that price is one of the primary competitive factors in the car and equipment rental markets. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we match competitors' downward pricing, it could have a material adverse impact on our results of operations. To the extent that we do not match or remain within a reasonable competitive distance from our competitors' pricing, it could also have a material adverse impact on our results of operations, as we may lose rental volume. The Internet has increased pricing transparency among car rental companies by enabling cost-conscious customers, including business travelers, to more easily obtain the lowest rates available from car rental companies for any given trip. This transparency may increase the prevalence and intensity of price competition in the future. For the year ended December 31, 2005, we believe most major U.S. and European car rental brands experienced downward pressure on pricing, as measured by the rental rates they charge.

Our car rental business is dependent on the air travel industry, and disruptions in air travel patterns could harm our business.

        We estimate that approximately 72% of our worldwide car rental revenues during the year ended December 31, 2005 were generated at our airport rental locations. Significant airfare increases (e.g., due to an increase in fuel costs) could result in reduced air travel and have a material adverse effect on our results of operations. In addition, any event that disrupts or reduces business or leisure air travel could have a material adverse effect on our results of operations. In particular, certain U.S. airlines have recently experienced economic distress, including the recent bankruptcy proceedings of Delta Air Lines, Inc., Northwest Airlines Corporation, United Air Lines, Inc. and US Airways Group, Inc. Any further deterioration in the economic condition of U.S. and international airlines could exacerbate reductions in air travel. Other events that impact air travel could include work stoppages, military conflicts, terrorist incidents, epidemic diseases, or the response of governments to any of these events. For example, shortly before the September 11, 2001 terrorist attacks, we estimated that we would earn a pre-tax profit of approximately $250 million in 2001; by contrast, our actual pre-tax profit for 2001 was only approximately $3 million, and we continued to feel the adverse effects of the attacks well into the following year. On a smaller scale, the 2003 outbreak of Severe Acute Respiratory Syndrome, or "SARS," in the Toronto, Canada area and parts of Asia, significantly reduced our 2003 results of operations in Canada.

Our business is highly seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations.

        Certain significant components of our expenses, including real estate taxes, rent, utilities, maintenance and other facility-related expenses, the costs of operating our information systems and minimum staffing costs, are fixed in the short-run. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. The second and third quarters of the year have historically been our strongest quarters due to their increased levels of leisure travel and construction activity. In 2005, the second and third quarters accounted for approximately 25% and 28% of total revenues and 29% and 49% of income before income taxes and minority interest, respectively. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity and/or results of operations. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We may not be successful in our business strategy to expand into the off-airport rental market, including marketing to replacement renters and insurance companies that reimburse or pay for such rentals.

        We have been increasing our presence in the off-airport car rental market in the United States. We currently intend to pursue profitable growth opportunities in the off-airport market. We may do this through a combination of selected new location openings, a disciplined evaluation of existing locations and the pursuit of same-store sales growth. In order to increase revenues at our existing and any new off-airport locations, we will need to successfully market to insurance companies and other companies that provide rental referrals to those needing cars while their vehicles are being repaired or are temporarily unavailable for other reasons, as well as to the renters themselves. This could involve a significant number of additional off-airport locations or strategic changes with respect to our existing locations. We incur minimal non-fleet costs in opening our new off-airport locations, but new off-airport locations, once opened, take time to generate their full potential revenues. As a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation. See "Item 1—Business—Worldwide Car Rental—Operations." The results of this strategy and the success of our implementation of this strategy will not be known for a number of years. If we are unable to grow profitability in our off-airport network, properly react to changes in market conditions or successfully market to replacement renters and the insurance companies covering the cost of their rentals, our financial condition, results of operations and cash flows could be materially adversely affected.

We face risks of increased costs of cars and equipment and of decreased profitability, including as a result of limited supplies of competitively priced cars or equipment.

        We believe we are one of the largest private sector purchasers of new cars in the world for our rental fleet, and during the year ended December 31, 2005, our approximate average holding period for a rental car was eleven months in the United States and eight months in our international car rental operations. In recent years, the average cost of new cars has increased. We expect increases in car costs and modest increases in equipment costs in the near term. Increases in per-unit car costs for the 2006 model year program cars in the United States of approximately 17% have adversely affected our results of operations beginning in the fourth quarter of 2005.

        Historically, we have purchased more of the cars we rent from Ford than from any other automobile manufacturer. Over the five years ended December 31, 2005, approximately 50% of the cars acquired by us for our U.S. car rental fleet, and approximately 30% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2005, approximately 41% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 34% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries, which represented the largest percentage of any automobile manufacturer during that period. Under the Master Supply and Advertising Agreement, Ford has agreed to develop fleet offerings in the United States that are generally competitive with terms and conditions of similar offerings by other automobile manufacturers. The Master Supply and Advertising Agreement expires in 2010. See "Item 1—Business—Relationship with Ford—Supply and Advertising Arrangements." We cannot assure you that we will be able to extend the Master Supply and Advertising Agreement beyond its current term or enter into similar agreements at reasonable terms. In the future, we expect to buy a smaller proportion of our car rental fleet from Ford than we have in the past. If Ford does not offer us competitive terms and conditions, and we are not able to purchase sufficient quantities of cars from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase cars at higher prices, or on terms less competitive, than for cars purchased by our competitors. Historically, we have also purchased a significant percentage of our car rental fleet from General Motors. Over the five years ended December 31, 2005, approximately 19% of the cars acquired by us for our U.S. car rental fleet, and approximately 16% of the cars acquired by us for our international fleet, were manufactured by General Motors.

        To date we have not entered into any long-term car supply arrangements with manufacturers other than Ford. In addition, certain car manufacturers, including Ford, have adopted strategies to de-emphasize sales to the car rental industry which they view as less profitable due to historic sales incentive and other discount programs that tended to lower the average cost of cars for fleet purchasers such as us. Reduced or limited supplies of equipment together with increased prices are risks that we also face in our equipment rental business. We cannot offer assurance that we will be able to pass on increased costs of cars or equipment to our rental customers. Failure to pass on significant cost increases to our customers would have a material adverse impact on our results of operations and financial condition.

We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs.

        For the year ended December 31, 2005, approximately 77% of the cars purchased in our combined U.S. and international car rental fleet were subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. These repurchase and guaranteed depreciation programs limit the risk to us that the market value of a car at the time of its disposition will be less than its estimated residual value at such time. We refer to this risk as residual risk. For these reasons, cars purchased by car rental companies under repurchase and guaranteed depreciation programs are sometimes referred to by industry participants as "program" cars.

        Conversely, those cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk are sometimes referred to as "risk" cars. Repurchase and guaranteed depreciation programs enable us to determine our depreciation expense in advance. Depreciation is a significant cost factor in our operations. We expect the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs to decrease due primarily to anticipated changes in the terms to be offered by automobile manufacturers under repurchase programs and because we expect car manufacturers to offer fewer program cars to us as part of their announced efforts to de-emphasize sales to car rental companies. Accordingly, we expect to bear increased risk relating to the residual market value of our car rental fleet and related depreciation.

        In addition, repurchase and guaranteed depreciation programs generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in demand. This flexibility will be reduced to the extent the percentage of program cars in our car rental fleet decreases. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and "Item 1—Business—Worldwide Car Rental—Fleet."

        Car manufacturers could modify or eliminate their repurchase or guaranteed depreciation programs or change their return policies (which include condition, mileage and holding period requirements for returned cars) from one program year to another to make it disadvantageous to acquire certain cars. Any such modification or elimination would expose us to the risks described in the preceding paragraphs. In addition, because we obtain a substantial portion of our financing in reliance on repurchase and guaranteed depreciation programs, the modification or elimination of those programs, or the associated return policies, by manufacturers or significant adverse changes in the financial condition of manufacturers would make needed vehicle-related debt financing significantly more difficult to obtain on reasonable terms. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We could be harmed by a decline in the results of operations or financial conditions of the manufacturers of our cars, particularly if they are unable to repurchase program cars from us.

        A severe or persistent decline in the results of operations or financial condition of a manufacturer of cars that we own could reduce the cars' residual values, particularly to the extent that the manufacturer unexpectedly announced the eventual elimination of its models or nameplates or ceased manufacturing them altogether. Such a reduction could cause us to sustain a loss on the ultimate sale of those cars or require us to depreciate those cars on a more rapid basis while we own them. In addition, if a decline in results or conditions were so severe as to cause a manufacturer to default on an obligation to repurchase or guarantee the depreciation of program cars we own, or to cause a manufacturer to commence bankruptcy reorganization proceedings, we would have to find an alternate method of disposition of those cars, which could significantly increase our expenses and decrease our proceeds on sales. Any such default or reorganization might also leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value. For the year ended December 31, 2005, outstanding month-end receivables for cars sold to manufacturers were as much as $975 million, with the highest amount for a single manufacturer being $350 million owed by Ford. A decline in the economic and business prospects of car manufacturers, including any economic distress impacting the suppliers of car components to manufacturers, could also cause manufacturers to raise the prices we pay for cars or reduce their supply to us. In addition, events negatively affecting the car manufacturers could affect how much we may borrow under our asset-backed financing. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control." Ford and General Motors, which are the principal suppliers of cars to us on both a program and risk basis, have recently experienced deterioration in their operating results and significant declines in their credit ratings.

Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.

        We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. In connection with the Acquisition, a bankruptcy-remote special purpose vehicle wholly owned by us issued approximately $4,300 million of new U.S. Fleet Debt (plus an additional $1,500 million in the form of variable funding notes issued but not funded at the closing of the Acquisition) backed by our U.S. car rental fleet and various of our non-U.S. subsidiaries and certain special purpose entities issued approximately $1,781 million of International Fleet Debt under loan facilities secured by rental vehicles and related assets of certain of our subsidiaries (substantially all of which are organized outside the United States) or by rental equipment and related assets of certain of our subsidiaries organized outside North America, as well as (subject to certain limited exceptions) substantially all our other assets outside North America. In addition, we issued $600 million of notes backed by our U.S. car rental fleet prior to the Acquisition, or the "Existing ABS Notes," all of which remain outstanding. The U.S. and International Fleet Debt issued in connection with the Transactions and the Existing ABS Notes have expected final payment dates ranging from 2008 to 2010 and the Existing ABS Notes have expected final payment dates ranging from 2007 to 2009. Based upon these repayment dates, this debt will need to be refinanced within five years from the date of the closing of the Transactions. Consequently, if our access to asset-backed financing were reduced or were to become significantly more expensive for any reason, we cannot assure you that we would be able to refinance or replace our existing asset-backed financing or continue to finance new car acquisitions through asset-backed financing on favorable terms, or at all. Our asset-backed financing capacity could be decreased, or financing costs and interest rates could be increased, as a result of risks and contingencies, many of which are beyond our control, including, without limitation:

  •
  rating agencies that provide credit ratings for our asset-backed indebtedness, third-party credit enhancers that insure our asset-backed indebtedness or other third parties requiring changes in the terms and structure of our asset-backed financing, including increased credit enhancement (i) in connection with the incurrence of additional or refinancing of existing asset-backed debt, (ii) upon the occurrence of external events, such as changes in general economic and market conditions or further deterioration in the credit ratings of our principal car manufacturers, including Ford and General Motors, or (iii) or otherwise;

  •
  the terms and availability of third-party credit enhancement at the time of the incurrence of additional or refinancing of existing asset-backed debt;

  •
  the insolvency or deterioration of the financial condition of one or more of the third-party credit enhancers that insure our asset-backed indebtedness;

  •
  the occurrence of certain events that, under the agreements governing our asset-backed financing, could result, among other things, in (i) an amortization event pursuant to which payments of principal and interest on the affected series of asset-backed notes may be accelerated, or (ii) a liquidation event of default pursuant to which the trustee or holders of asset-backed notes would be permitted to require the sale of fleet vehicles or equipment that collateralize the asset-backed financing; or

  •
  changes in law that negatively impact our asset-backed financing structure.

        Any disruption in our ability to refinance or replace our existing asset-backed financing or to continue to finance new car acquisitions through asset-backed financing, or any negative development in the terms of the asset-backed financing available to us, could cause our cost of financing to increase significantly and have a material adverse effect on our financial condition and results of operations. The assets that collateralize our asset-backed financing will not be available to satisfy the claims of our general creditors, including the holders of the Notes. The terms of our Senior Credit Facilities permit us to finance or refinance new car acquisitions through other means, including secured financing that is not limited to the assets of special purpose subsidiaries. We may seek in the future to finance or refinance new car acquisitions, including cars excluded from the ABS Program such as our Hawaiian fleet, through such other means. No assurances can be given, however, as to whether such financing will be available, or as to whether the terms of such financing will be comparable to the U.S. Fleet Debt.

Fluctuations in fuel costs or reduced supplies could harm our business.

        We could be adversely affected by limitations on fuel supplies, the imposition of mandatory allocations or rationing of fuel or significant increases in fuel prices. A severe or protracted disruption of fuel supplies or significant increases in fuel prices could have a material adverse effect on our financial condition and results of operations, either by directly interfering with our normal activities or by disrupting the air travel on which a significant portion of our car rental business relies. See "—Our car rental business is dependent on the air travel industry, and disruptions in air travel patterns could harm our business."

Manufacturer safety recalls could create risks to our business.

        Our cars may be subject to safety recalls by their manufacturers. Under certain circumstances, the recalls may cause us to attempt to retrieve cars from renters or to decline to re-rent returned cars until we can arrange for the steps described in the recalls to be taken. If a large number of cars are the subject of simultaneous recalls, or if needed replacement parts are not in adequate supply, we may not be able to re-rent recalled cars for a significant period of time. We could also face liability claims if recalls affect cars that we have already sold. Depending on the severity of the recall, it could materially adversely affect our revenues, create customer service problems, reduce the residual value of the cars involved and harm our general reputation.

We face risks arising from our heavy reliance on communications networks and centralized information systems.

        We rely heavily on information systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, account for our activities and otherwise conduct our business. We have centralized our information systems in two facilities in Oklahoma City, Oklahoma, and we rely on communications services providers to link our systems with the business locations these systems serve. A failure of a major system, or a major disruption of communications between the system and the locations it serves, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. Our systems designs, business continuity plans and insurance programs are designed to mitigate such a risk, not to eliminate it. In addition, because our systems contain information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.

The concentration of our reservations, accounting and information technology functions at a limited number of facilities in Oklahoma, Alabama and Ireland creates risks for us.

        We have concentrated our reservations functions for the United States in two facilities, one in Oklahoma City, Oklahoma, and one in Saraland (Mobile County), Alabama, and we have concentrated our accounting functions for the United States in two facilities in Oklahoma City. Similarly, we have concentrated reservations and accounting functions for our European operations in a single facility near Dublin, Ireland. In addition, our major information systems are centralized in two of our facilities in Oklahoma City. A disruption of normal business at any of our principal facilities in Oklahoma City, Saraland or Dublin, whether as the result of localized conditions (such as a fire or explosion) or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and systems activities. Our systems designs, business continuity plans and insurance programs are designed to mitigate those risks, not to eliminate them, and this is particularly true with respect to events of broad geographic impact.

Claims that the software products and information systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services, which could adversely affect our results of operations.

        A number of entities, including some of our competitors, have sought, or may in the future obtain, patents and other intellectual property rights that cover or affect software products and other components of information systems that we rely on to operate our business. For example, Enterprise has asserted that certain systems we use to conduct insurance replacement rentals would infringe on patent rights it would obtain if it were granted certain patents for which it has applied.

        Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. If a court determines that one or more of the software products or other components of information systems we use infringe on intellectual property owned by others or we agree to settle such a dispute, we may be liable for money damages. In addition, we may be required to cease using those products and components unless we obtain licenses from the owners of the intellectual property, redesign those products and components in such a way as to avoid infringement or cease altogether the use of those products and components. Each of these alternatives could increase our expenses materially or impact the marketability of our services. Any litigation, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In addition, a third party intellectual property owner might not allow us to use its intellectual property at any price, or on terms acceptable to us, which could materially affect our competitive position and our results of operations. For example, if Enterprise were to obtain the patent rights referred to above and after that pursue and prevail on claims of infringement similar to those it has previously asserted, it could have a material adverse effect on our ability to grow our insurance replacement business and, in turn, our off-airport business.

If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business, or have an adverse effect on our results of operations.

        We intend to pursue growth primarily through internal growth, but from time to time we may consider opportunistic acquisitions which may be significant. Any future acquisition would involve numerous risks including, without limitation:

  •
  potential disruption of our ongoing business and distraction of management;

  •
  difficulty integrating the acquired business; and

  •
  exposure to unknown liabilities, including litigation against the companies we may acquire.

        If we make acquisitions in the future, acquisition-related accounting charges may affect our balance sheet and results of operations. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions.

We face risks related to changes in our ownership.

        A substantial number of our airport concession agreements, as well as certain of our other agreements with third parties, require the consent of the airports' operators or other parties in connection with any change in ownership of us. Changes in ownership of us could also require the approval of other governmental authorities (including insurance regulators, regulators of our retail used car sales activities and antitrust regulators), and we cannot offer assurance that those approvals would be obtained on terms acceptable to us. If our owners were to proceed to change their ownership of us without obtaining necessary approvals, or if significant conditions on our operations were imposed in connection with obtaining such approvals, our ability to conduct our business could be impaired, resulting in a material adverse effect on our results of operations or financial condition.

We face risks related to liabilities and insurance.

        Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the cars and equipment rented or sold by us and for workers' compensation claims and other employment-related claims by our employees. Currently, we generally self-insure up to $10 million per occurrence in the United States and Europe for vehicle and general liability exposures and maintain insurance with unaffiliated carriers in excess of such levels up to $100 million per occurrence, or in the case of equipment rental in Europe and international operations outside of Europe, in such amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See "Item 1—Business—Risk Management" and "Item 3—Legal Proceedings."

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate.

        We participate in various "multiemployer" pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdrew from participation in one or more of these plans, then applicable law could require us to make an additional lump-sum contribution to those plans, and we would have to reflect that on our balance sheet and statement of operations. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. We currently do not expect to incur any withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans, including ones in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

We have received an informal request from the SEC to provide information about car rental services that we provide to our auditor in the ordinary course of business.

        The Division of Enforcement of the SEC has informed us that it is conducting an informal inquiry and asked us to voluntarily provide documents and information related to car rental services that we provide to our auditor PricewaterhouseCoopers LLP, or "PwC." The SEC noted in its letter that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security. We have been cooperating and intend to continue to cooperate fully with the SEC in connection with this inquiry.

        In response to this informal inquiry, our audit committee and representatives of PwC discussed PwC's independence with respect to us. PwC has reconfirmed that it has been and remains independent with respect to us. In making this determination, PwC considered, among other things, its belief that PwC's arrangements with us represent arm's-length transactions that were negotiated in the normal course of business, and, therefore, that the commercial relationship does not impair PwC's independence with respect to us. If the SEC were to take a different view and it were ultimately determined that PwC was not independent with respect to us for certain periods, our filings with the SEC which contain consolidated financial statements for such periods would be non-compliant with applicable securities laws. A determination that PwC was not independent with respect to us could, among other things, cause us to be in violation of, or in default under, the instruments governing our indebtedness and airport concession agreements, limit our access to capital markets and result in regulatory sanctions. Also, in the event of such a determination, we may be required to have independent audits conducted on our previously audited financial statements by an independent auditor for the affected periods. The time involved to conduct such independent audits may make it more difficult to obtain capital on favorable terms, or at all, pending the completion of such audits. Any of the foregoing could have a material adverse effect on our results of operations, liquidity, financial condition and our investors' trading prices of our securities, including our Notes.

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could adversely affect our financial position, results of operations or cash flow.

        We are regulated by federal, state, local and foreign environmental laws and regulations in connection with our operations, including, among other things, with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We have established a compliance program for our tanks that is intended to ensure that the tanks are properly registered with the state or other jurisdiction in which the tanks are located and have been either replaced or upgraded to meet applicable leak detection and spill, overfill and corrosion protection requirements. However, we cannot assure you that these tank systems will at all times remain free from undetected leaks or that the use of these tanks will not result in significant spills.

        We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the cleanup of contamination at or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. We cannot assure you that compliance with existing or future environmental legislation and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows. See "Item 1—Business—Governmental Regulation and Environmental Matters" and "Item 3—Legal Proceedings."

Changes in the U.S. and foreign legal and regulatory environment that impact our operations, including laws and regulations relating to the insurance products we sell, customer privacy, data security, insurance rates and expenses we pass through to customers by means of separate charges, could disrupt our business, increase our expenses or otherwise could have a material adverse effect on our results of operations.

        We are subject to a wide variety of laws and regulations in the United States and the other countries and jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect, which is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances.

        The optional liability insurance policies and products providing insurance coverage in our domestic car rental operations are conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of optional products providing insurance coverage historically has not been regulated. Any changes in the law in the United States or internationally that change our operating requirements with respect to insurance could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenues. For instance, in the countries of the European Union and Australia, the regulatory environment for insurance intermediaries is rapidly evolving, and we cannot assure you either that we will be able to continue offering such coverage without substantial changes in our offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. Due to a change in law in Australia, we have suspended sales of certain insurance products there. See "Item 1—Business—Risk Management" for further discussion regarding how changes in the regulation of insurance intermediaries may affect us internationally.

        Laws in many countries and jurisdictions limit the types of information we may collect about individuals with whom we deal or propose to deal, as well as how we collect, retain and use the information that we are permitted to collect. In addition, the centralized nature of our information systems requires the routine flow of information about customers and potential customers across national borders, particularly into the United States. If this flow of information were to become illegal, or subject to onerous restrictions, our ability to serve our customers could be seriously impaired for an extended period of time. Other changes in the regulation of customer privacy and data security could likewise have a material adverse effect on our business. Privacy and data security are rapidly evolving areas of regulation, and additional regulation in those areas, some of it potentially difficult for us to accommodate, is frequently proposed and occasionally adopted. Thus, changes in the worldwide legal and regulatory environment in the areas of customer privacy, data security and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities.

        Further, the substantive regulation of the rates we charge car renters, either through direct price regulation or a requirement that we disregard a customer's source market (location or place of residence) for rate purposes, could reduce our revenues or increase our expenses. We set rates based on a variety of factors including the sources of rental reservations geographically and by the means through which the reservations were made, all of which are in response to various market factors and costs. The European Commission is currently considering a directive that could eventually require us to disregard the country of residence of European Union residents for rate purposes, and bills have been introduced into the New York State legislature that similarly would prevent us from charging higher rates to renters residing in certain boroughs of New York City. The adoption of any of these measures could have a material adverse impact on our revenues and results of operations.

        The Attorneys General of Massachusetts, Virginia and Montana have recently taken positions that car rental companies may not pass through to customers, by means of separate charges, various expenses, such as vehicle licensing and concession fees, that the companies incur in their business or that our ability to pass through such expenses is limited. In Massachusetts and Virginia, as well as in most other places where we operate, we pass through various expenses, including vehicle licensing fees and airport concession fees, to our car rental customers as separate charges; we have no corporate operations in Montana. We believe our expense pass-through charges, where imposed, are lawful, and expense pass-throughs have, when challenged, been upheld in courts of other states. Nonetheless, we cannot offer assurance that the Attorneys General of Massachusetts, Virginia, Montana or other states will not take enforcement action against us with respect to our car rental expense pass-throughs. If such action were taken and the Attorneys General were to prevail, it could have a material adverse impact on our revenues and results of operations. In the United States, our revenues from car rental expense pass-throughs in the year ended December 31, 2005, were approximately $287.4 million.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We operate car rental locations at or near airports and in central business districts and suburban areas of major cities in North America (the United States, including Puerto Rico and the U.S. Virgin Islands, and Canada), Europe (France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Switzerland, Belgium and Luxembourg), the Pacific (Australia and New Zealand) and Brazil, as well as retail used car sales locations in the United States and France. We operate equipment rental locations in North America (the United States and Canada) and Europe (France and Spain). We also operate headquarters, sales offices and service facilities in the foregoing countries in support of our car rental and equipment rental operations, as well as small car rental sales offices and service facilities in a select number of other countries in Europe and Asia.

        Of such locations, fewer than 10% are owned by us. The remaining locations are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 10 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

        We own four major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for our car rental operations are processed, global information systems are serviced and major domestic and international accounting functions are performed. We also have a long-term lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European car rental reservation and customer relations and accounting functions, and we lease a reservation center in Saraland (Mobile County), Alabama to supplement the capacity of our Oklahoma City car rental reservation center. We maintain our executive offices in an owned facility in Park Ridge, New Jersey, and lease a European headquarters office in Uxbridge, England.

ITEM 3.    LEGAL PROCEEDINGS

        On August 1, 2002, Jennifer Myers, an individual and on behalf of all others similarly situated, v. The Hertz Corporation was filed in the United States District Court for the Eastern District of New York. The complaint alleges a nationwide "opt-in collective action" on behalf of all Senior Station Managers, Station Managers and "B" Station Managers employed by us throughout the United States, contesting their exempt classification and seeking payment of overtime compensation under the federal Fair Labor Standards Act and seeks attorneys' fees and costs. Our motion for summary judgment was initially denied but, on reconsideration, the court granted our motion, in part, by ruling that the managers are salaried. This leaves to be tried the issue of the exempt status of the managers' duties. Plaintiffs' claims that we violated independent New York labor laws were previously dismissed and the plaintiffs' motion for opt in certification remains pending before the court.

        On August 28, 2003, Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation was commenced in the Superior Court of New Jersey, Essex County. Henderson purported to be a class action on behalf of all persons who purchased optional insurance products in the State of New Jersey or in other states from or through us at times that we did not have licenses to sell such insurance. The plaintiff sought unspecified compensatory damages, punitive damages, attorneys' fees, interest and costs and an order declaring such sales of insurance to be illegal, thereby voiding or making voidable the relevant contracts. In January 2004, our motion to dismiss was granted and an order of dismissal was thereafter entered. The plaintiff has appealed the dismissal, and that appeal has now been briefed, argued and submitted to the Superior Court of New Jersey, Appellate Division for a decision.

        On December 22, 2003, Stephen Moore, on behalf of himself and all others similarly situated, v. The Hertz Corporation was commenced in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County. Moore purported to be a class action on behalf of persons who rented vehicles from us in Florida and were allegedly overcharged for the recovery of a tire and battery solid waste management fee and the recovery of registration fees for the issuance of Florida license plates. Similar lawsuits were separately commenced by the same plaintiff against Avis Rent A Car System Inc. and Budget Rent A Car System, Inc. In February 2004, the plaintiff filed an amended class action complaint which alleged that, in addition to the initial causes of action, we deceptively collected an improper "federal excise tax" on frequent flyer mileage awards to class members. The plaintiff sought unspecified damages for the alleged improper and wrongful acts, attorneys' fees, costs and injunctive relief. We answered the amended complaint and discovery commenced. In January 2005, we filed a motion for summary judgment and the plaintiff filed a revised motion for class certification. In June 2005, our motion for summary judgment was granted and the plaintiff's revised motion for class certification was denied. A final judgment was thereafter entered. In July 2005, the plaintiff filed a notice of appeal and that appeal is currently being briefed.

        On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a Fuel and Service Charge, or "FSC," by us or all Texas residents who were charged a FSC by us. The complaint alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff seeks compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In response to various motions by us, the plaintiff has filed two amended complaints which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff is seeking punitive damages. After some limited discovery, we filed a motion for summary judgment in December 2004. That motion was denied in January 2005. The parties are now engaged in more extensive discovery.

        On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purports to be a class action, this time on behalf of Oklahoma residents who rented from us and incurred our FSC. The petition alleged that the imposition of the FSC is a breach of contract and amounts to an unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. The plaintiff seeks compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In March 2005, the trial court granted our motion to dismiss the action but also granted the plaintiff the right to replead. In April 2005, the plaintiff filed an amended class action petition, newly alleging that our FSC violates the Oklahoma Consumer Protection Act and that we have been unjustly enriched, and again alleging that our FSC is unconscionable under Article 2A of the Oklahoma Uniform Commercial Code. In May 2005, we filed a motion to dismiss the amended class action petition. In October 2005, the court granted our motion to dismiss, but allowed the plaintiff to file a second amended complaint by the end of October, which the plaintiff did. A third amended complaint was filed in November 2005 and we then answered the complaint. Discovery has now commenced.

        In February 2005, the Hazardous Materials Division of the San Diego Department of Environmental Health, or the "Department," indicated in writing that it was preparing to bring an administrative action against us due to an alleged noncompliance related to secondary containment testing for certain underground storage tanks located at one of our facilities. The Department verbally proposed a monetary penalty of approximately $113,000. We have commenced settlement discussions concerning the alleged violations.

        On December 13, 2005, Janelle Johnson, individually and on behalf of all other similarly situated persons v. The Hertz Corporation was filed in the Second Judicial District Court of the County of Bernalillo, New Mexico. As with the Gomez and Kochner cases, Johnson purports to be a class action, this time on behalf of all New Mexico residents who rented from us and who were charged a FSC. The complaint alleges that the FSC is unconscionable as a matter of law under pertinent sections of the New Mexico Uniform Commercial Code and that, under New Mexico common law, the collection of FSC does not constitute valid liquidated damages, but rather is a void penalty. The plaintiff seeks compensatory damages, with the return of all FSC paid or the difference between the FSC and its actual cost. In the alternative, the plaintiff requests that the court exercise its equitable jurisdiction and order us to cease and desist from our unlawful conduct and to modify our lease provisions to conform with applicable provisions of New Mexico statutory and common law. The complaint also asks for attorneys fees and costs. We have removed the action to the U.S. District Court for the District of New Mexico and, in lieu of an answer, filed a motion to dismiss.

        We believe that we have meritorious defenses in the foregoing matters and will defend ourselves vigorously.

        In addition, we are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for bodily injury, including death, and property damage, referred to as "PL/PD," arising from the operation of motor vehicles and equipment rented from us and our licensees. In the aggregate, we can be expected to expend material sums to defend and settle PL/PD actions and claims or to pay judgments resulting from them. See "Item 1—Business—Risk Management."

        Among the PL/PD pending actions against us are a total of 161 actions filed in Mississippi on behalf of 1,560 plaintiffs seeking damages for silicosis, which the plaintiffs allegedly sustained from the use of equipment (primarily air compressors) rented from HERC. The complaints name HERC as one of approximately 88 co-defendants (including the manufacturers of the equipment allegedly rented from HERC). All similar cases previously filed against us in Texas were either voluntarily dismissed or settled for a nominal amount. PL/PD claims and actions are provided for within our PL/PD program.

        In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect our consolidated financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established public trading market for the common stock of Hertz. CCMG Corporation, a wholly owned direct subsidiary of Hertz Holdings, owns all of the outstanding common stock of Hertz. On June 10, 2005, Hertz declared and paid a dividend of $1,185.0 million on its common stock to Ford Holdings in the form of an intercompany note issued by Hertz to Ford Holdings, or the "Holdings Note." We repaid the Holdings Note in connection with the Acquisition. The agreements governing our debt restrict our ability to pay dividends. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness Following the Acquisition."

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial information and other data for our business. The selected consolidated statement of operations data for each of the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the years ended December 31, 2004 and December 31, 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 presented below were derived from our audited annual consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

        You should read the following information in conjunction with the section of this Annual Report on Form 10-K entitled "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited annual consolidated financial statements and related notes included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

        In connection with the Acquisition, CCMG Acquisition Corporation merged with and into Hertz and Hertz was the surviving corporation. The term "Successor" refers to Hertz following the

Acquisition. The term "Predecessor" refers to Hertz prior to the Acquisition. CCMG Acquisition Corporation had no operations prior to the Acquisition.

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003	2002	2001
	(In millions of dollars)
Statement of Operations Data
Revenues:
Car rental	$129.4	$5,820.5	$5,430.8	$4,819.3	$4,537.6	$4,366.6
Equipment rental	22.5	1,392.4	1,162.0	1,037.8	1,018.7	1,128.7
Other(a)	2.6	101.8	83.2	76.6	82.1	101.6

Total revenues	154.5	7,314.7	6,676.0	5,933.7	5,638.4	5,596.9

Expenses:
Direct operating	103.0	4,086.3	3,734.4	3,316.1	3,093.0	3,248.0
Depreciation of revenue earning equipment(b)	43.8	1,555.9	1,463.3	1,523.4	1,499.5	1,462.3
Selling, general and administrative	15.1	623.4	591.3	501.7	463.1	479.2
Interest, net of interest income(c)	25.8	474.2	384.4	355.0	366.4	404.7

Total expenses	187.7	6,739.8	6,173.4	5,696.2	5,422.0	5,594.2

Income (loss) before income taxes and minority interest	(33.2)	574.9	502.6	237.5	216.4	2.7
(Provision) benefit for taxes on income(d)	12.2	(163.8)	(133.9)	(78.9)	(72.4)	20.6
Minority interest	(0.3)	(12.3)	(3.2)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(21.3)	398.8	365.5	158.6	144.0	23.3
Cumulative effect of change in accounting principle(e)	—	—	—	—	(294.0)	—

Net income (loss)	$(21.3)	$398.8	$365.5	$158.6	$(150.0)	$23.3

Other Financial Data
Net non-fleet capital expenditures	$7.3	$261.9	$227.1	$172.1	$189.2	$230.9
Ratio of earnings to fixed charges(f)		1.9	1.9	1.5	1.4	1.0
	Successor	Predecessor
	Year ended, or as of December 31,	Years ended, or as of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Cash and equivalents and short-term investments	$843.9	$1,235.0	$1,110.1	$601.3	$214.0
Total assets	18,580.9	14,096.4	12,579.0	11,128.9	10,158.4
Total debt	12,515.0	8,428.0	7,627.9	7,043.2	6,314.0
Total stockholder's equity(g)	2,266.2	2,670.2	2,225.4	1,921.9	1,984.4
Selected Car Rental Operating Data
Average number of owned cars operated during year	436,700	412,900	373,500	369,500	373,800
Transaction days (in thousands)	122,102	115,246	102,281	99,240	104,015
Revenue earning equipment, net	$7,399.5	$7,597.2	$6,462.0	$5,998.3	$5,220.4
Selected Equipment Rental Operating Data
Average acquisition cost of rental equipment operated during year	$2,588.0	$2,305.7	$2,281.8	$2,327.6	$2,381.4
Revenue earning equipment, net	2,075.5	1,525.7	1,331.3	1,427.6	1,631.3

(a)
Includes fees and certain cost reimbursements from licensees and revenues from car leasing operations, telecommunications services through 2001 and third-party claim management services.

(b)
For the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, depreciation of revenue earning equipment was reduced by $1.2 million and $33.8 million, respectively, resulting from the effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment. For the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and years ended December 31, 2004, 2003, 2002 and 2001, depreciation of revenue earning equipment includes net gains of $2.1 million, $68.3 million, $57.2 million, a net loss of $0.8 million, a net gain of $10.8 million and a net loss of $1.6 million, respectively, from the disposal of revenue earning equipment.

(c)
For the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and years ended December 31, 2004, 2003, 2002 and 2001 interest income was $1.1 million, $36.1 million, $23.7 million, $17.9 million, $10.3 million, and $9.0 million, respectively.

(d)
Includes the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million and favorable foreign tax adjustments of $5.3 million for the Predecessor period ended December 20, 2005, benefits of $46.6 million for the year ended December 31, 2004 relating to net adjustments to federal and foreign tax accruals and benefits of $30.2 million for the year ended December 31, 2001 from certain foreign tax credits.

(e)
Cumulative effect of change in accounting principle represents a non-cash charge for the year ended December 31, 2002, related to impairment of goodwill in our equipment rental business, recognized in accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

(f)
Earnings have been calculated by adding interest expense and the portion of rent estimated to represent the interest factor implicit in our operating leases to income before income taxes and minority interest. Fixed charges include interest charges (including capitalized interest) and the portion of rent estimated to represent the interest factor implicit in our operating leases. Earnings for the Successor period ended December 31, 2005 were inadequate to cover fixed charges for the period by $33.3 million.

(g)
Includes equity contributions totaling $2,295 million from investment funds associated with or designated by the Sponsors as of December 31, 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our results of operations and financial condition primarily covers periods prior to the consummation of the Transactions. Accordingly, the discussion and analysis of historical periods does not reflect the significant impact that the Transactions will have on us, including significantly increased leverage and liquidity requirements. The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A—Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled "Item 1A—Risk Factors," "Cautionary Note Regarding Forward-Looking Statements," "Item 6—Selected Financial Data" and our audited annual consolidated financial statements and related notes included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Overview

        We are engaged principally in the business of renting cars and renting equipment.

        Our revenues primarily are derived from rental and related charges and consist of:

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

        Our equipment rental business also derives revenues from the sale of new equipment and consumables.

        Our expenses primarily consist of:

  •
  Direct operating expenses (primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservations costs; the cost of new equipment and consumables purchased for resale; and other costs relating to the operation and rental of revenue earning equipment, such as damage, maintenance and fuel costs);

  •
  Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and equipment;

  •
  Selling, general and administrative expenses (including advertising); and

  •
  Interest expense.

        The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We expect increases in car costs and modest increases in equipment costs in the near term. Increases in per-unit car costs for the 2006 model year program cars in the United States of approximately 17% have adversely affected our results of operations beginning in the fourth quarter of 2005 and we do not expect sufficient rental price increases in the near term to offset these car cost increases. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures.

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

        In the United States, industry revenues from airport rentals have only in 2005 returned to levels seen before the 2001 recession and the September 11, 2001 terrorist attacks. During the year ended December 31, 2005, we believe car rental pricing among the major U.S. car rental brands declined slightly, as measured by rental rates charged. During the latter part of the fourth quarter of 2005, based on publicly available information, some U.S. car rental providers experienced revenue per day increases compared to the prior year. It is not certain whether these increases will continue in 2006. Also, we believe most European car rental companies' pricing moved downward in 2005. During the year ended December 31, 2005, we experienced strong transaction day growth in our European operations, but our car rental pricing was below the pricing during the year ended December 31, 2004.

        In the two years ended December 31, 2005, we increased the number of our staffed off-airport rental locations in the United States by approximately 44% to approximately 1,200 locations. In 2006 and subsequent years our strategy may include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation.

        From 2001 to 2003, the equipment rental industry experienced downward pricing, measured by the rental rates charged by rental companies. For the years ended December 31, 2004 and 2005, we believe industry pricing, measured in the same way, improved in North America but only started to improve towards the end of 2005 in France and Spain. HERC also experienced higher equipment rental volumes worldwide for the year ended December 31, 2005. HERC slightly contracted its North American network of equipment rental locations during the 2001 to 2003 downturn in construction activities. HERC added six new locations in each of 2004 and 2005. We expect HERC to add 18 locations in 2006. In this expansion, we expect HERC will incur non-fleet start-up costs of approximately $600,000 per location and additional fleet acquisition costs over an initial twelve-month period of approximately $4.9 million per location.

        The 2005 hurricanes in Florida and other Gulf Coast states did not have a material effect on our results for the year ended December 31, 2005.

        The following discussion and analysis provides information that management believes to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our audited annual consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or "GAAP." The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes.

        We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies, see Note 1 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Revenue Earning Equipment

        Our principal assets are revenue earning equipment, which represented 51% of total assets as of December 31, 2005. Revenue earning equipment consists of vehicles utilized in car rental operations and equipment utilized in equipment rental operations. For the year ended December 31, 2005, 77% of the vehicles purchased for our U.S. and international car rental fleet were subject to repurchase by automobile manufacturers under contractual guaranteed repurchase programs, subject to certain manufacturers' car condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under the programs. For all other vehicles, as well as equipment acquired by our equipment rental business, we use historical experience and monitor market conditions to set depreciation rates. When revenue earning equipment is acquired, we estimate the period that we will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the revenue earning equipment. Upon disposal of the revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining book value. As market conditions change, we adjust our depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions.

Public Liability and Property Damage

        The obligation for public liability and property damage, or "PL/PD," on self-insured U.S. and international vehicles and equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Pensions

        Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. See Note 6 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Goodwill and Other Intangible Assets

        We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also review goodwill annually in accordance with Statement of Financial Accounting Standards, or "SFAS," No. 142, "Goodwill and Other Intangible Assets." Our annual review is conducted in the second quarter of each year. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. In addition, SFAS No. 142 requires that goodwill be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. We estimate the fair value of our reporting units using a discounted cash flow methodology. A significant decline in the projected cash flows used to determine fair value could result in a goodwill impairment charge.

        The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition date. Consequently, as a result of the Acquisition, we have recognized significant intangible assets. In accordance with SFAS No. 142, we reevaluate the estimated useful lives of our intangible assets annually or as circumstances change. Those intangible assets considered to have indefinite useful lives are evaluated for impairment on an annual basis, by comparing the fair value of the intangible asset to its carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we will perform an impairment review. We estimate the fair value of our intangible assets using a discounted cash flow methodology. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

        Our estimates are based upon historical trends, management's knowledge and experience and overall economic factors. While we believe our estimates are reasonable, different assumptions regarding items such as future cash flows and volatility in the markets we serve could affect our evaluations and result in an impairment charge to the carrying amount of our goodwill and our intangible assets.

        See Note 2 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8 Financial Statements and Supplementary Data."

Results of Operations

        In the following discussion, comparisons are made between the year ended December 31, 2005 (combined) and December 31, 2004, notwithstanding the presentation in our consolidated statements of operations for the year ended December 31, 2005 of the periods from December 21, 2005 to December 31, 2005 (Successor) and January 1, 2005 to December 20, 2005 (Predecessor). We do not believe a discussion of the separate periods presented for the year ended December 31, 2005 in our consolidated statements of operations would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing the year ended December 31, 2005 (combined) with the year ended December 31, 2004 without regard to the differentiation between Predecessor and Successor results of operations for the Predecessor period ended December 21, 2005 and the Successor period ended December 31, 2005.

	Combined	Successor	Predecessor	Predecessor
	Year ended	For the periods from		Years ended
	December 31, 2005	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
	(In thousands of dollars)
Revenues:
Car rental	$5,949,921	$129,448	$5,820,473	$5,430,805	$4,819,255
Equipment rental	1,414,891	22,430	1,392,461	1,161,955	1,037,754
Other	104,402	2,591	101,811	83,192	76,661

Total revenues	7,469,214	154,469	7,314,745	6,675,952	5,933,670

Expenses:
Direct operating	4,189,302	102,958	4,086,344	3,734,361	3,316,101
Depreciation of revenue earning equipment	1,599,689	43,827	1,555,862	1,463,258	1,523,391
Selling, general and administrative	638,553	15,167	623,386	591,317	501,643
Interest, net of interest income	499,982	25,735	474,247	384,464	355,043

Total expenses	6,927,526	187,687	6,739,839	6,173,400	5,696,178

Income (loss) before income taxes and minority interest	541,688	(33,218)	574,906	502,552	237,492
(Provision) benefit for taxes on income	(151,589)	12,243	(163,832)	(133,870)	(78,877)
Minority interest	(12,622)	(371)	(12,251)	(3,211)	—

Net income (loss)	$377,477	$(21,346)	$398,823	$365,471	$158,615

        The following table sets forth for each of the periods indicated, the percentage of total revenues represented by certain items in our consolidated statements of operations:

	Combined	Successor	Predecessor	Predecessor
	Year ended	For the periods from		Years ended
	December 31, 2005	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Revenues:
Car rental	79.7%	83.8%	79.6%	81.3%	81.2%
Equipment rental	18.9	14.5	19.0	17.4	17.5
Other	1.4	1.7	1.4	1.3	1.3

Total revenues	100.0	100.0	100.0	100.0	100.0

Expenses:
Direct operating	56.1	66.6	55.9	55.9	55.9
Depreciation of revenue earning equipment	21.4	28.4	21.3	21.9	25.7
Selling, general and administrative	8.5	9.8	8.5	8.9	8.4
Interest, net of interest income	6.7	16.7	6.4	5.8	6.0

Total expenses	92.7	121.5	92.1	92.5	96.0

Income (loss) before income taxes and minority interest	7.3	(21.5)	7.9	7.5	4.0
(Provision) benefit for taxes on income	(2.0)	7.9	(2.2)	(2.0)	(1.3)
Minority interest	(0.2)	(0.2)	(0.2)	—	—

Net income (loss)	5.1%	(13.8)%	5.5%	5.5%	2.7%

Year Ended December 31, 2005 Combined Compared with Year Ended December 31, 2004

Revenues

        Total revenues of $7,469.2 million for the year ended December 31, 2005 increased by 11.9% from $6,676.0 million for the year ended December 31, 2004.

        Revenues from car rental operations of $5,949.9 million for the year ended December 31, 2005 increased by $519.1 million, or 9.6%, from $5,430.8 million for the year ended December 31, 2004. The increase was primarily the result of a 4.1% increase in car rental volume worldwide, a 0.2% increase in rental rate revenue per day worldwide, an increase in airport concession recovery and refueling fees and the effects of foreign currency translation of approximately $23.1 million.

        Revenues from equipment rental operations of $1,414.9 million for the year ended December 31, 2005 increased by $252.9 million, or 21.8%, from $1,162.0 million for the year ended December 31, 2004. The increase was primarily due to higher rental volume and improved pricing in North America and the effects of foreign currency translation of approximately $12.3 million.

        Revenues from all other sources of $104.4 million for the year ended December 31, 2005 increased by $21.2 million, or 25.5%, from $83.2 million for the year ended December 31, 2004, primarily due to the increase in car rental licensee revenue and the effects of foreign currency translation.

Expenses

        Total expenses of $6,927.5 million for the year ended December 31, 2005 increased by 12.2% from $6,173.4 million for the year ended December 31, 2004, principally due to the increase in revenues. Total expenses as a percentage of revenues increased to 92.7% for the year ended December 31, 2005 compared with 92.5% for the year ended December 31, 2004.

        Direct operating expenses of $4,189.3 million for the year ended December 31, 2005 increased by 12.2% from $3,734.4 million for the year ended December 31, 2004. The increase was primarily the result of increases in wages and benefits, commission fees, facility expenses, gasoline costs, concession fees in car rental operations and the effects of foreign currency translation, and further reflects the fact that during the year ended December 31, 2004, we received $7.0 million for claims made by us on our insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001 and a final gain of $7.5 million from the condemnation of a car rental and support facility in Florida.

        Depreciation of revenue earning equipment for car rental operations of $1,381.5 million for the year ended December 31, 2005 increased by 12.4% from $1,228.6 million for the year ended December 31, 2004. The increase was primarily due to the increase in the average number of vehicles worldwide, higher cost of vehicles in the U.S., lower net proceeds received in excess of book value on the disposal of vehicles and the effects of foreign currency translation. This increase was partly offset by a $21.8 million net reduction in depreciation for domestic car rental operations resulting from a decrease in depreciation rates to reflect changes in the estimated residual values of vehicles. Depreciation of revenue earning equipment for equipment rental operations of $218.2 million for the year ended December 31, 2005 decreased by 7.0% from $234.7 million for the year ended December 31, 2004 due to higher net proceeds received in excess of book value on the disposal of used equipment in the United States, and a $13.2 million net reduction in depreciation resulting from the effects of changes in depreciation rates of equipment in the U.S. and Canada, partly offset by an increase in the quantity of equipment operated.

        Selling, general and administrative expenses of $638.5 million for the year ended December 31, 2005 increased by 8.0% from $591.3 million for the year ended December 31, 2004. The increase was primarily due to increases in administrative and sales promotion expenses and the effects of foreign currency translation. The increases in administrative and sales promotion expenses were primarily due to increases in salaries, commissions and benefits relating to the improvement in earnings for the year ended December 31, 2005.

        Interest expense, net of interest income, of $500.0 million for the year ended December 31, 2005 increased by 30.0% from $384.4 million for the year ended December 31, 2004, primarily due to increases in the weighted average debt outstanding, the weighted average interest rate and $35.6 million of interest expense on the $1,185.0 million Intercompany Note payable to Ford Holdings LLC relating to the dividend declared and paid on June 10, 2005. The increase was partly offset by an increase in interest income.

        The provision for taxes on income of $151.6 million for the year ended December 31, 2005 increased by 13.2% from $133.9 million for the year ended December 31, 2004, primarily due to an increase in income before income taxes and minority interest for the year ended December 31, 2005, and net favorable tax adjustments in 2004 totaling $46.6 million, principally relating to the evaluation of certain Federal and foreign tax accruals and foreign tax credits. The increase was partly offset by the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million and favorable foreign tax adjustments of $5.3 million. The effective tax rate for the year ended December 31, 2005 was 28.0% as compared to 26.6% for the year ended December 31, 2004. See Notes 1 and 9 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the heading "Item 8—Financial Statements and Supplementary Data."

        Minority interest of $12.6 million for the year ended December 31, 2005 increased $9.4 million from $3.2 million for the year ended December 31, 2004. The increase was due to only two quarters of earnings being included in 2004 as we increased our ownership interest in Navigation Solutions, L.L.C., or "Navigation Solutions," beginning in July 2004. See Note 5 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the heading "Item 8—Financial Statements and Supplementary Data."

Net Income

        We had net income of $377.5 million for the year ended December 31, 2005, representing an increase of $12.0 million, or 3.3%, from $365.5 million for the year ended December 31, 2004. The increase in net income was primarily due to higher rental volume in our worldwide car rental operations, improved results in our North American equipment rental operations, the decrease in depreciation rates in our domestic car rental operations and North America equipment rental operations to reflect changes in the estimated residual values of vehicles and equipment, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Effects of Acquisition

        The loss for the Successor period ended December 31, 2005 relates to lower rental demand due to the seasonality of the business and costs associated with the Transactions. Increased interest expense resulting from our higher debt levels and increased depreciation and amortization expense resulting from the revaluation of our assets and the recognition of certain identified intangible assets, all in connection with the Acquisition, are expected to have a significant adverse impact on full year 2006 income before taxes and minority interest.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues

        Total revenues of $6,676.0 million for the year ended December 31, 2004 increased by 12.5% from $5,933.7 million for the year ended December 31, 2003.

        Revenues from car rental operations of $5,430.8 million for the year ended December 31, 2004 increased by 12.7% from $4,819.3 million for the year ended December 31, 2003. This increase of $611.5 million was primarily the result of higher car rental volumes worldwide and the effects of foreign currency translation of approximately $143.6 million, partly offset by a 2.6% decrease in time and mileage rates worldwide. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

        Revenues from equipment rental operations of $1,162.0 million for the year ended December 31, 2004 increased by 12.0% from $1,037.8 million for the year ended December 31, 2003. This $124.2 million increase was principally due to improved pricing in the United States, higher equipment rental volumes worldwide and the effects of foreign currency translation of approximately $22.1 million.

        Revenues from all other sources of $83.2 million for the year ended December 31, 2004 increased by 8.5% from $76.6 million for the year ended December 31, 2003, due to an increase in licensee revenues.

Expenses

        Total expenses of $6,173.4 million for the year ended December 31, 2004 increased by 8.4% from $5,696.2 million for the year ended December 31, 2003, principally due to the increase in revenues and total expenses as a percentage of revenues decreased to 92.5% for the year ended December 31, 2004 compared to 96.0% for the year ended December 31, 2003.

        Direct operating expenses of $3,734.4 million for the year ended December 31, 2004 increased by 12.6% from $3,316.1 million for the year ended December 31, 2003. The increase was primarily the result of the effects of foreign currency translation, increases in wages and benefits, commissions, concession fees, facility expense, vehicle damage expense and gasoline costs in car rental operations. The increase was partly offset by favorable credit and collection and PL/PD claims experience. Current period expenses were further reduced by $7.0 million received for the year ended December 31, 2004 for claims made by us on our insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001 and a final gain of $7.5 million for the year ended December 31, 2004 from the condemnation of a car rental and support facility in Florida. (An initial gain of $8.0 million related to the condemnation was recorded for the year ended December 31, 2003.)

        Depreciation of revenue earning equipment for car rental operations of $1,228.6 million for the year ended December 31, 2004 decreased by 2.4% from $1,258.3 million for the year ended December 31, 2003. The decrease was primarily due to the decrease in the United States average cost per vehicle and higher net proceeds received in excess of book value on the disposal of used vehicles worldwide, partly offset by the effects of foreign currency translation, an increase in the average number of vehicles operated worldwide and a one-time refund of $7.8 million for the year ended December 31, 2003. The refund resulted from a special transitional credit for car rental companies instituted by the Australian Taxation Office for Goods and Services Tax. Taxes paid were previously included in the capitalized cost of the vehicles in our Australian car rental fleet. Depreciation of revenue earning equipment for equipment rental operations of $234.7 million for the year ended December 31, 2004 decreased by 11.5% from $265.1 million for the year ended December 31, 2003, primarily due to higher net proceeds received in excess of book value on the disposal of used equipment in the United States.

        Selling, general and administrative expenses of $591.3 million for the year ended December 31, 2004 increased by 17.9% from $501.7 million for the year ended December 31, 2003. The increase was principally due to the effects of foreign currency translation and increases in administrative and advertising expenses. The increase in administrative expenses was attributable to increases in salaries and in incentive compensation expense relating to the improvement in earnings for the year ended December 31, 2004. The increase in advertising was due to expanded media advertising, primarily in television.

        Interest expense, net of interest income, of $384.4 million for the year ended December 31, 2004 increased 8.3% from $355.0 million for the year ended December 31, 2003, primarily due to an increase in average debt outstanding and foreign currency translation, partly offset by a decrease in the weighted average interest rate and higher interest income.

        The provision for taxes on income of $133.9 million for the year ended December 31, 2004 increased 69.7% from $78.9 million for the year ended December 31, 2003. The increase in the provision for taxes on income was primarily the result of an increase in income before income taxes for the year ended December 31, 2004, partly offset by net favorable tax adjustments totaling $46.6 million, principally relating to the evaluation of certain federal and foreign tax accruals and foreign tax credits. The effect of the net tax adjustments caused a decrease in the effective tax rate from 35.9% to 26.6% as compared to 33.2% for the year ended December 31, 2003. See Notes 1 and 9 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the heading "Item 8—Financial Statements and Supplementary Data."

        On July 1, 2004, we increased our joint venture ownership interest in Navigation Solutions from 40% to 65%. Minority interest of $3.2 million for the year ended December 31, 2004 represents the minority interest's share (35%) of Navigation Solutions' net income for the period July 1, 2004 through December 31, 2004. See Note 5 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the heading "Item 8—Financial Statements and Supplementary Data."

Net Income

        We had net income of $365.5 million for the year ended December 31, 2004, representing an increase of $206.9 million from $158.6 million for the year ended December 31, 2003. The increase reflects higher rental volume in our worldwide car and equipment rental businesses, lower fleet costs, higher proceeds received in excess of book value on the disposal of used vehicles and equipment and net favorable tax adjustments, partly offset by lower pricing in our worldwide car rental business, as well as the net effect of other contributing factors noted above.

Liquidity and Capital Resources

        As of December 31, 2005, we had cash and equivalents of $843.9 million, an increase of $165.9 million from December 31, 2004. As of December 31, 2005, we had $289.2 million of restricted cash to be used for the purchase of revenue earning vehicles, the repayment of outstanding indebtedness primarily under our ABS Program and to satisfy certain of our self-insurance reserve requirements. In addition, prior to the Acquisition, we historically made short-term investments with a related party investment fund that pools and invests excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments were liquidated in November 2005.

        Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the year ended December 31, 2005 was $1,478.9 million, a decrease of $772.5 million from the year ended December 31, 2004. This decrease was primarily due to timing differences in the receipts and payments of receivables and deferred income taxes, partly offset by an increase in accrued taxes.

        Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the year ended December 31, 2005 was $1,827.2 million, a decrease of $1,015.8 million from the year ended December 31, 2004. The decrease is primarily due to the net increase in the proceeds from the disposal of revenue earning equipment and proceeds from the sale of short-term investments, partly offset by an increase in revenue earning equipment expenditures. For the year ended December 31, 2005, our expenditures for revenue earning equipment were $12,421.0 million, partially offset by proceeds from the disposal of such equipment of $10,306.0 million. These assets are purchased by us in accordance with the terms of programs negotiated with car and equipment manufacturers.

        For the year ended December 31, 2005, our capital expenditures for property and non-revenue earning equipment were $343.0 million. For the year ending December 31, 2005, we experienced a slightly decreased level of net expenditures for revenue earning equipment and property and equipment compared to the year 2004. For the year 2006, we expect a comparable level of net expenditures for revenue earning equipment and property and equipment. See "—Capital Expenditures" below.

        Car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and heightened activity during the spring and summer. This is particularly true of our airport car rental operations and equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters. These seasonal financing needs are funded by increasing the utilization of our bank credit facilities and, in past years, our commercial paper program. As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce short-term debt.

        We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures.

        As of December 31, 2005, we had outstanding approximately $12,515.0 million of total indebtedness. Cash paid for interest during the year ended December 31, 2005, was $540.4 million, net of amounts capitalized.

        We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For further information concerning our asset-backed financing programs, see "—U.S. Fleet Debt" and "—International Fleet Debt" below. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors—Risks Related to Our Business—Our reliance on asset-backed financing to purchase cars will subject us to a number of risks, many of which are beyond our control."

        Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of the lenders, under the Senior ABL Facility, the ABS Program (including the U.S. Fleet Debt) or the International Fleet Debt. Substantially all our other assets in the United States are also subject to liens under the Senior Credit Facilities, and substantially all our other assets outside the United States are (with certain limited exceptions) subject to liens under the International Fleet Debt or (in the case of our Canadian HERC business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

        We believe that cash generated from operations, together with amounts available under the Senior Credit Facilities, asset-backed financing and other available financing arrangements will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Item 1A—Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements."

Indebtedness Following the Acquisition

        In order to finance the cash consideration for the Acquisition, refinance certain of our existing indebtedness and to pay related transaction fees and expenses, we (i) repurchased a significant portion of our existing senior notes and Euro medium term notes, (ii) borrowed under a new Senior Term Facility and Senior ABL Facility, (iii) used proceeds from a private placement of Senior Dollar Notes, Senior Subordinated Notes and Senior Euro Notes, (iv) offered asset-backed securities backed by our U.S. car rental fleet (U.S. Fleet Debt), and (v) used borrowings by our subsidiaries organized outside the U.S. under our International Fleet Debt. The detail of each of these transactions follows.

Senior Credit Facilities

        In connection with the Acquisition, Hertz entered into a credit agreement with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consists of a $2,000 million secured term loan facility providing for loans denominated in U.S. Dollars, including a delayed draw facility of $293 million that may be drawn until August 2007 to refinance certain existing debt. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250 million. The full amount of the Senior Term Facility was available at closing, at which time Hertz utilized $1,707 million of the Senior Term Facility to finance a portion of the Transactions. At December 31, 2005, we had an aggregate principal amount of $1,707 million in borrowings outstanding under this facility. The term loan facility and synthetic letter of credit facility will mature on December 21, 2012. The term loan will amortize in nominal quarterly installments (not exceeding one percent of the aggregate principal amount thereof per annum) until the maturity date. At the borrower's election, the interest rates per annum applicable to the loans under the Senior Term Facility will be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or "LIBOR," plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. In addition, the borrower pays fees on the unused term loan commitments of the lenders, letter of credit participation fees on the full amount of the synthetic letter of credit facility plus fronting fees for the letter of credit issuing banks and other customary fees in respect of the Senior Term Facility.

        Hertz, HERC and certain other subsidiaries of Hertz also entered into a credit agreement with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Deutsche Bank AG, Canada Branch as Canadian Agent and Canadian collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600 million under a revolving loan facility providing for loans denominated in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Up to $200 million of the revolving loan facility will be available for the issuance of letters of credit. On the closing date, Hertz borrowed $206 million under this facility and Matthews Equipment Limited, one of Hertz's Canadian subsidiaries, borrowed CAN$225 million under this facility, in each case to finance a portion of the Transactions. Hertz and HERC are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited and its subsidiary Western Shut-Down (1995) Ltd. are the Canadian borrowers under the Senior ABL Facility. At December 31, 2005, Hertz and the Canadian borrowers had aggregate principal amounts of $306 million and the U.S. dollar equivalent of $193 million, respectively, in borrowings outstanding under this facility. The Senior ABL Facility will mature on December 21, 2010. At the borrower's election, the interest rates per annum applicable to the loans under the Senior ABL Facility will be based on a fluctuating rate of interest measured by reference to either (1) adjusted LIBOR plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. The borrower will pay customary commitment and other fees in respect of the Senior ABL Facility.

        Hertz's obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by its immediate parent and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt facility and similar special purpose financings), though HERC does not guarantee Hertz's obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing.)

        The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrower is required to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio and a maximum leverage ratio. Under the Senior ABL Facility, upon excess availability falling below certain levels, specified financial ratios and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio, will apply. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and contain customary events of default.

Senior Notes and Senior Subordinated Notes

        In connection with the Acquisition, CCMG Acquisition Corporation issued the Senior Notes and the Senior Subordinated Notes under separate indentures between CCMG Acquisition Corporation and Wells Fargo Bank, National Association, as trustee. Hertz and the guarantors entered into supplemental indentures, dated the closing date of the Acquisition, pursuant to which Hertz assumed the obligations of CCMG Acquisition Corporation under the Senior Notes, the Senior Subordinated Notes and the respective indentures, and the guarantors issued the related guarantees. At closing, CCMG Acquisition Corporation and Hertz utilized the proceeds of the offering of the Senior Notes and the Senior Subordinated Notes to finance a portion of the Transactions. CCMG Acquisition Corporation subsequently merged with and into Hertz, with Hertz being the surviving entity.

        The Senior Notes will mature on January 1, 2014, and the Senior Subordinated Notes will mature on January 1, 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Interest is payable on the Senior Notes and the Senior Subordinated Notes semiannually on January 1 and July 1 of each year, commencing July 1, 2006. Hertz's obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

        Both the senior indenture and the senior subordinated indenture contain covenants that, among other things, limit the ability of Hertz and its restricted subsidiaries, described in the respective indentures, to: incur more debt; pay dividends, redeem stock or make other distributions; make investments; create liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with Hertz's affiliates. The senior subordinated indenture also contains subordination provisions and limitations on the types of liens that may be incurred. Each of the senior indenture and the senior subordinated indenture also contains certain mandatory and optional prepayment or redemption provisions, and customary events of default.

Fleet Financing

        U.S. Fleet Debt.    In connection with the Acquisition, Hertz Vehicle Financing LLC, or "HVF," a bankruptcy-remote special purpose entity wholly owned by Hertz, entered into an amended and restated base indenture, dated as of the closing date of the Acquisition, with BNY Midwest Trust Company as trustee, or the "ABS Indenture," and a number of related supplements to the ABS Indenture, each dated as of the closing date of the Acquisition, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the "ABS Supplement." On the closing date of the Acquisition, HVF, as issuer, issued approximately $4,300 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement, the net proceeds of which were used to finance the purchase of vehicles from related entities and the repayment or cancellation of existing debt. HVF also issued approximately $1,500 million of variable funding notes in two series, none of which were funded at closing. At December 31, 2005, $4,300 million and $40 million in aggregate borrowings were outstanding in the form of these medium term notes and variable funding notes, respectively.

        Each class of notes matures three, four or five years from the closing date of the Acquisition. The variable funding notes will be funded through the bank multi-seller commercial paper market. The assets of HVF, including the U.S. car rental fleet owned by HVF and the other assets that collateralize the U.S. Fleet Debt, will not be available to satisfy the claims of Hertz's general creditors. The following is a brief description of the ABS Indenture, ABS Supplement and the U.S. Fleet Debt issued thereunder.

        The various series of U.S. Fleet Debt have either fixed or floating rates of interest. The interest rate per annum applicable to any floating rate notes (other than any variable funding asset-backed debt) is based on a fluctuating rate of interest measured by reference to one-month LIBOR plus a spread. The interest rate per annum applicable to any variable funding asset-backed debt is either the blended average commercial paper rate, if funded through the commercial paper market, or if commercial paper is not being issued, the greater of the prime rate or the federal funds rate, or if requisite notice is provided, the Eurodollar rate plus a spread.

        In connection with the Acquisition and the issuance of the $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, we pay monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations.

        The U.S. Fleet Debt issued on the closing date of the Acquisition has the benefit of financial guaranty insurance policies under which either MBIA Insurance Corporation or Ambac Assurance Corporation will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

        HVF is subject to numerous restrictive covenants under the ABS Indenture and the other agreements governing the U.S. Fleet Debt, including restrictive covenants with respect to liens, indebtedness, benefit plans, mergers, disposition of assets, acquisition of assets, dividends, officers compensation, investments, agreements, the types of business it may conduct and other customary covenants for a bankruptcy-remote special purpose entity. The U.S. Fleet Debt is subject to events of default and amortization events that are customary in nature for U.S. rental car asset backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal of the notes and a liquidation of the U.S. car rental fleet.

        International Fleet Debt.    In connection with the Acquisition, Hertz International Ltd., or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL's subsidiaries or as non-affiliated "orphan" companies), or "SPEs," entered into revolving bridge loan facilities providing commitments to lend, in various currencies an aggregate amount equivalent to approximately $2,930 million (as of December 31, 2005), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL's subsidiaries (all of which are organized outside of the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL's subsidiaries organized outside North America or one or more SPEs, as the case may be. At closing, the U.S. dollar equivalent of $1,781 million of International Fleet Debt was issued under these facilities. At closing, we utilized the proceeds from these financings to finance a portion of the Transactions. At December 31, 2005, although borrowings under the facility did not change, the U.S. dollar equivalent of aggregate principal amount outstanding was $1,752 million. These facilities are referred to collectively as the "International Fleet Debt Facilities."

        The International Fleet Debt Facilities consist of four revolving loan tranches (Tranches A1, A2, B and C), each subject to a borrowing base comprising the revenue earning equipment and related assets of each such borrower (or, in the case of a borrower that is a SPE on-lending loan proceeds to a fleet-owning SPE or subsidiary, as the case may be, the rental cars and related assets of such fleet-owning SPE or subsidiary). A portion of the Tranche C loan will be available for the issuance of letters of credit. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in certain capital lease financings outside the International Fleet Debt Facilities.

        The obligations of the borrowers under the International Fleet Debt Facilities are guaranteed by HIL, and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt Facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. In addition, Hertz has guaranteed the obligations of its Brazilian subsidiary with respect to an aggregate principal amount of the Tranche B loan not exceeding $52 million (or such other principal amount as may be agreed to by the relevant lenders). That guarantee is secured equally and ratably with borrowings under the Senior Term Facility. The assets that collateralize the International Fleet Debt Facilities will not be available to satisfy the claims of Hertz's general creditors.

        The loans under each of the tranches mature five years from the closing date of the Acquisition. Subject to certain exceptions, the loans are subject to mandatory prepayment and reduction in commitment amounts equal to the net proceeds of specified types of take-out financing transactions and asset sales.

        The interest rates per annum applicable to loans under the International Fleet Debt Facilities are based on fluctuating rates of interest measured by reference to one-month LIBOR, EURIBOR or their equivalents for local currencies as appropriate (in the case of the Tranche A1 and A2 loans); relevant local currency base rates (in the case of Tranche B loans); or one-month EURIBOR (in the case of the Tranche C loans), in each case plus a borrowing margin. In addition, the borrowers under each of Tranche A1, Tranche A2, Tranche B and Tranche C of the International Fleet Debt Facilities will pay fees on the unused commitments of the lenders under the applicable tranche, and other customary fees and expenses in respect of such facilities, and the Tranche A1 and A2 borrowing margins are subject to increase if HIL does not repay borrowings thereunder within specified periods of time and upon the occurrence of other specified events.

        The International Fleet Debt Facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt Facilities) that, among other things, limit or restrict the ability of HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the facilities relating to the International Fleet Debt at the closing of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of excess cash flow based on the percentage of the International Fleet Debt Facilities that have been replaced by permanent take-out financing.

        The International Fleet Debt Facilities contain customary events of default.

Previously Existing Debt Obligations

        As of December 31, 2005, Hertz had outstanding approximately $803.3 million in aggregate principal amount of senior debt securities issued under three separate indentures and approximately €7.6 million in aggregate principal amount of Euro MTNs issued by Hertz Finance Centre plc and guaranteed by Hertz under the Euro Medium Term Note Program. In connection with the Acquisition, Hertz sought and received the requisite consents of holders of the existing senior notes to eliminate the restrictive covenants and the cross-acceleration default set forth in the existing indentures. The existing senior notes have maturities ranging from 2006 to 2028. Funds sufficient to repay all obligations associated with the remaining €7.6 million of Euro Medium Term Notes at maturity have been placed in escrow for satisfaction of these obligations.

        Hertz Vehicle Financing LLC issued $600 million of asset-backed medium term notes on March 31, 2004 under our U.S. Fleet Debt Program. Those notes, which mature between 2007 and 2009, remain outstanding.

        As of December 31, 2005, substantially all of our assets are pledged under one or more of the facilities noted above.

Contractual Obligations

        The following tables detail the contractual cash obligations for debt, operating leases and purchase obligations as of December 31, 2005:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions of dollars)
Debt(1)	$12,657.9	$2,774.9	$1,064.7	$4,099.6	$4,718.7
Operating leases and concession agreements(2)	1,552.8	328.3	467.0	244.3	513.2
Purchase obligations(3)	6,984.4	6,845.9	137.9	0.6	—

Total	$21,195.1	$9,949.1	$1,669.6	$4,344.5	$5,231.9

(1)
Amounts represent debt obligations included in "Debt" in our consolidated balance sheet and include $2,555.3 million of commercial paper, and other short-term borrowings, excluding obligations for interest and estimated payments under interest rate swap agreements. See Note 3 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(2)
Includes obligations under various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and lease agreements for real estate, revenue earning equipment and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 10 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(3)
Purchase obligations represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts, which state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations as of December 31, 2005, $6,687.3 million represent fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements. We do not regard our employment relationships with our employees as "agreements to purchase services" for these purposes.

Credit Facilities

        At December 31, 2005, the following credit facilities were available for use:

        The Senior Term Facility consists of a $2,000 million term loan facility providing for loans denominated in U.S. Dollars, including a delayed draw facility of $293 million that may be drawn until August 2007 to refinance certain existing debt and a synthetic letter of credit facility in an aggregate principal amount of $250 million. As of December 31, 2005, the $293 million delayed draw facility was available, while the remaining aggregate principal amount of $1,707 million, representing the term loan portion, was drawn on the Closing Date.

        The Senior ABL Facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600 million under a revolving loan facility providing for loans denominated in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. As of December 31, 2005, the U.S. dollar equivalent of approximately $1,100 million was unused; availability is subject to the borrowing base limitation.

        The International Fleet Debt Facilities provide (subject to availability under the borrowing base) revolving bridge loan facilities to lend in various currencies an aggregate amount of approximately $2,930 million (at December 31, 2005). As of December 31, 2005, the U.S. dollar equivalent of approximately $1,178 million in aggregate principal amount was unused; availability is subject to a borrowing base limitation.

        In connection with the issuance of $4,300 million of medium term asset-backed notes under the U.S. Fleet Debt Facility, approximately $1,500 million of variable funding notes in two series were also issued, but not funded on the closing date of the Acquisition. As of December 31, 2005, approximately $1,460 million of variable funding notes were unused; availability is subject to a borrowing base limitation.

Goodwill and Other Intangible Assets following the Acquisition

        We have recognized a significant amount of goodwill and other intangible assets in connection with the Acquisition. We perform an impairment analysis with respect to our goodwill and indefinite-lived intangible assets at least annually, or more frequently if changes in circumstances indicate that the carrying amount of the goodwill or other intangible assets may not be recoverable. If we identify an impairment in goodwill or other intangible assets we may be required to take a charge that could negatively impact our future earnings.

Foreign Currency

        Historically, provisions have not been made for U.S. income taxes on undistributed earnings of foreign subsidiaries that have been or are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Our decision to withdraw earnings or investments from foreign countries is, in some cases, influenced by exchange controls and the utilization of foreign tax credits, and may also be affected by fluctuations in exchange rates for foreign currencies and by revaluation of such currencies in relation to the U.S. Dollar by the governments involved. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Car rental operations in foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of currency restrictions. Currency restrictions and other regulations historically have not had a material impact on our operations as a whole.

Capital Expenditures

        The table below shows revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2005, 2004 and 2003.

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
	(In millions of dollars)
2005
Predecessor
First Quarter	$3,600.2	$(2,307.4)	$1,292.8	$81.3	$(9.0)	$72.3
Second Quarter	4,040.4	(2,304.3)	1,736.1	105.5	(21.3)	84.2
Third Quarter	2,377.5	(2,579.5)	(202.0)	92.9	(19.0)	73.9
Fourth Quarter (Oct. 1-Dec. 20, 2005)	2,168.1	(2,915.1)	(747.0)	54.8	(23.3)	31.5
Successor
Fourth Quarter (Dec. 21-Dec. 31, 2005)	234.8	(199.7)	35.1	8.5	(1.2)	7.3

Total Year	$12,421.0	$(10,306.0)	$2,115.0	$343.0	$(73.8)	$269.2

2004
Predecessor
First Quarter	$2,916.1	$(1,860.7)	$1,055.4	$61.2	$(11.7)	$49.5
Second Quarter	3,804.1	(1,921.2)	1,882.9	82.8	(20.9)	61.9
Third Quarter	2,179.0	(2,321.8)	(142.8)	74.6	(19.4)	55.2
Fourth Quarter	2,410.9	(2,637.2)	(226.3)	67.8	(7.3)	60.5

Total Year	$11,310.1	$(8,740.9)	$2,569.2	$286.4	$(59.3)	$227.1

2003
Predecessor
First Quarter	$2,951.4	$(2,557.3)	$394.1	$51.3	$(9.0)	$42.3
Second Quarter	2,338.3	(1,153.7)	1,184.6	56.6	(23.6)	33.0
Third Quarter	1,611.5	(1,656.2)	(44.7)	54.4	(13.1)	41.3
Fourth Quarter	2,535.4	(2,507.2)	28.2	64.4	(8.9)	55.5

Total Year	$9,436.6	$(7,874.4)	$1,562.2	$226.7	$(54.6)	$172.1

        Revenue earning equipment expenditures in our car rental operations were $11,493.9 million, $10,665.3 million and $9,100.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue earning equipment expenditures in our equipment rental operations were $927.1 million, $644.7 million and $336.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2005 increased by 7.8% and 43.8%, respectively, compared to the year ended December 31, 2004. The increase in equipment rental revenue earning equipment expenditures is primarily the result of higher rental volume.

        Property and equipment expenditures in our car rental operations were $271.1 million, $220.4 million and $191.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Property and equipment expenditures in our equipment rental operations were $69.0 million, $63.1 million and $32.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Property and equipment expenditures in our "corporate and other" activities were $2.9 million, $3.0 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Property and equipment expenditures in our car rental, equipment rental and "corporate and other" operations for the year ended December 31, 2005 increased by 23.0%, 9.4% and decreased by 3.3%, respectively, compared to the year ended December 31, 2004.

        For the year ending December 31, 2005, we experienced a level of net expenditures for revenue earning equipment and property and equipment slightly lower than our net expenditures in 2004. The capital expenditures decrease was due to increased disposals partly offset by increases in the prices of 2006 model year vehicles acquired beginning in the fourth quarter of 2005, together with capital expenditures relating to the expansion of off-airport and HERC locations.

Off-Balance Sheet Commitments

        As of December 31, 2005 and 2004, the following guarantees were issued and outstanding:

Indemnifications

        In the ordinary course of business, we execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims relating to the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable and estimable. The types of indemnifications for which payments are possible include the following.

Sponsor

        On the closing date of the Acquisition, Hertz entered into indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings.

Environmental

        We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of December 31, 2005 and December 31, 2004, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our consolidated balance sheet in "Other accrued liabilities" were $3.9 million and $5.4 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Tax

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

Risk Management

        For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management."

Market Risks

        We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 14 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Interest Rate Risk

        From time to time, we enter into interest rate swap agreements to manage interest rate risk. Effective September 30, 2003, we entered into interest rate swap agreements relating to the issuance of our 4.7% notes due October 2, 2006. Effective June 3, 2004, we entered into interest rate swap agreements relating to the issuance of our 6.35% notes due June 15, 2010. Under these agreements, we pay interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. As a result of the Acquisition, a significant portion of the underlying fixed rate debt was tendered, causing the interest rate swaps to be ineffective as of December 21, 2005. Consequently, as fair value hedge accounting must now be discontinued, any changes in the fair value of the derivatives are now recognized in earnings.

        In connection with the Acquisition and the issuance of the $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, we pay monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations.

        In connection with the remaining €7.6 million untendered balance of our Euro Medium Term Notes, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006, and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows on the variable rate Euro Medium Term Notes.

        See Notes 3 and 14 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

        We have a significant amount of debt (including under our U.S. and International Fleet Debt and Senior ABL Facility) with variable rates of interest based generally on LIBOR, EURIBOR or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

        We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of December 31, 2005, our net interest expense would increase by an estimated $16.6 million over a twelve-month period.

        Pursuant to the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt to provide protection in respect of such exposure.

Foreign Currency Risk

        We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of December 31, 2005, were approximately $0.5 million, and we limit counterparties to financial institutions that have strong credit ratings.

        We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our earnings.

Like-Kind Exchange Program

        In January 2006, we implemented a "like-kind exchange program" for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program is expected to result in a material deferral of federal and state income taxes. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the program will remain in its current form. A similar plan for HERC has been in place for several years.

Inflation

        The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Employee Retirement Benefits

Pension

        We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 6 of the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Our 2005 worldwide pre-tax pension expense was approximately $37.5 million, which is an increase of $6.8 million from 2004 primarily attributable to the decrease in the discount rate in the United States from 6.25% to 5.75% and in the United Kingdom from 5.50% to 5.25%, a pension settlement loss of $1.1 million relating to our Supplemental Executive Retirement Plan, as well as the effects of foreign currency translation.

        The funded status (i.e., the amount by which the present value of projected benefit obligations exceeded the market value of pension plan assets) of our U.S. qualified plan, in which most domestic employees participate, declined as of December 31, 2005, compared with December 31, 2004. The primary factor that contributed to the change in the funded status was a decrease in the discount rate, partially offset by a discretionary contribution of $28.0 million.

        We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, discretionary contributions of $28.0 million, $48.0 million and $54.0 million were made to our U.S. qualified plan for the years ended December 31, 2005, 2004 and 2003, respectively. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010.

        We participate in various "multiemployer" pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdrew from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that in expense and as a liability on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. We currently do not expect to incur any withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

Other Postretirement Benefits

        We provide limited postretirement health care and life insurance for employees of our domestic operations with hire dates prior to January 1, 1990. There are no plan assets associated with this plan. We provide for these postretirement costs through monthly accruals. The net periodic postretirement benefit cost for the year ended December 31, 2005 was $1.6 million and the accumulated benefit obligation as of December 31, 2005 was $18.2 million compared to postretirement benefit cost of $1.6 million and an accumulated benefit obligation of $17.3 million as of December 31, 2004. The increase in the accumulated benefit obligation was primarily attributable to the decrease in the discount rate from 5.75% as of December 31, 2004 to 5.50% as of December 31, 2005.

Hertz Holdings Stock Incentive Plan

        On February 15, 2006, our Board of Directors and that of Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan." The Stock Incentive Plan provides for the sale of shares of Hertz Holdings stock to our named executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by the shareholders of Hertz Holdings on March 8, 2006.

        All option grants will be non-qualified options with a per-share exercise price no less than fair market value of one share of Hertz Holdings stock on the grant date. Any stock options granted will generally have a term of ten years, and unless otherwise determined by the Board or the Compensation Committee of Hertz Holdings, will vest in five equal annual installments. The Board or Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Hertz Holdings experiences a change in control (as defined in the Stock Incentive Plan) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee's death or disability (as defined in the Stock Incentive Plan). Upon a termination for cause (as defined in the Stock Incentive Plan), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earliest of the expiration of their term or 60 days following termination of employment (180 days in the case of death, disability or retirement at normal retirement age.)

        Unless sooner terminated by our Board of Directors, the Stock Incentive Plan will remain in effect until February 15, 2016.

        Hertz Holdings is currently conducting an equity offering to approximately 350 of our executives and key employees. Any shares sold or options granted to our employees in connection with this equity offering will be subject to and governed by the terms of the Hertz Holdings Stock Incentive Plan. The offering is expected to close on or about April 28, 2006.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board, or "FASB," issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," or "FSP 109-2." FSP 109-2 provides accounting guidance for non-U.S. earnings that are repatriated under the American Jobs Creation Act of 2004. SFAS No. 109, "Accounting for Income Taxes," requires a company to reflect in the period of enactment the effect of a new tax law. In December 2005, we repatriated $216.9 million of undistributed foreign earnings which generated $54.1 million of tax expense, of which $50.3 million was offset by foreign tax credits.

        In December 2004, the FASB revised its SFAS No. 123, with SFAS No. 123R, "Accounting for Stock-Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The provisions of the revised statement are effective for financial statements issued for the first annual reporting period beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or "SAB No. 107," regarding the SEC Staff's interpretation of the revised statement. SAB No. 107 provides the Staff's views regarding interactions between the revised statement and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123. Adoption of the revised statement is not expected to have a significant effect on our financial position, results of operations or cash flows.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," or "FIN 47." FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional upon future events should be recognized at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 was effective no later than December 31, 2005, and did not have a material impact on our financial position, results of operations or cash flows.

        In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." Previously, APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006. We do not currently anticipate making any accounting changes which would be governed by this statement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks," which appears on pages 66 and 67 of this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Board of Directors and
Shareholder of The Hertz Corporation:

        We have completed an integrated audit of The Hertz Corporation's 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries (Successor Company) at December 31, 2005, and the results of their operations and their cash flows for the period from December 21, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 4, 2006

To The Board of Directors and
Shareholder of The Hertz Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries (Predecessor Company) at December 31, 2004, and the results of their operations and their cash flows for the period from January 1, 2005 to December 20, 2005 and for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 4, 2006

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in Thousands of Dollars)

	Successor December 31, 2005	Predecessor December 31, 2004
ASSETS
Cash and equivalents	$843,908	$677,965
Restricted cash	289,201	2,901
Short-term investments	—	556,997
Receivables, less allowance for doubtful accounts of $460 and $30,447	1,823,188	1,282,290
Due from affiliates	—	445,235
Inventories, at lower of cost or market	105,532	83,287
Prepaid expenses and other assets	396,415	144,168
Revenue earning equipment, at cost:
Cars	7,439,579	8,380,688
Less accumulated depreciation	(40,114)	(783,499)
Other equipment	2,083,299	2,378,673
Less accumulated depreciation	(7,799)	(852,947)

Total revenue earning equipment	9,474,965	9,122,915

Property and equipment, at cost:
Land, buildings and leasehold improvements	921,421	1,296,196
Service equipment	474,110	1,232,739

	1,395,531	2,528,935
Less accumulated depreciation	(5,507)	(1,292,764)

Total property and equipment	1,390,024	1,236,171

Other intangible assets, net	3,235,265	1,570
Goodwill	1,022,381	542,875

Total assets	$18,580,879	$14,096,374

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$621,876	$786,037
Accrued salaries and other compensation	433,636	348,594
Other accrued liabilities	446,292	487,086
Accrued taxes	115,462	130,062
Debt	12,515,005	8,428,031
Public liability and property damage	320,955	391,696
Deferred taxes on income	1,852,542	849,700

Total liabilities	16,305,768	11,421,206

Commitments and contingencies
Minority interest	8,929	4,921
Stockholder's equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	2,295,000	983,132
Retained earnings (deficit)	(21,346)	1,479,217
Accumulated other comprehensive (loss) income	(7,472)	207,898

Total stockholder's equity	2,266,182	2,670,247

Total liabilities and stockholder's equity	$18,580,879	$14,096,374

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands of Dollars)

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Revenues:
Car rental	$129,448	$5,820,473	$5,430,805	$4,819,255
Equipment rental	22,430	1,392,461	1,161,955	1,037,754
Other	2,591	101,811	83,192	76,661

Total revenues	154,469	7,314,745	6,675,952	5,933,670

Expenses:
Direct operating	102,958	4,086,344	3,734,361	3,316,101
Depreciation of revenue earning equipment	43,827	1,555,862	1,463,258	1,523,391
Selling, general and administrative	15,167	623,386	591,317	501,643
Interest, net of interest income of $1,077, $36,156, $23,707 and $17,881	25,735	474,247	384,464	355,043

Total expenses	187,687	6,739,839	6,173,400	5,696,178

Income (loss) before income taxes and minority interest	(33,218)	574,906	502,552	237,492
(Provision) benefit for taxes on income	12,243	(163,832)	(133,870)	(78,877)
Minority interest	(371)	(12,251)	(3,211)	—

Net income (loss)	$(21,346)	$398,823	$365,471	$158,615

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(in Thousands of Dollars)

	Common Stock	Additional Capital Paid-In	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Predecessor
Balance at:
DECEMBER 31, 2002	$—	$983,132	$955,131	$(16,376)	$1,921,887
Net income			158,615		158,615
Translation adjustment changes				149,037	149,037
Unrealized holding losses on securities, net of tax of $61				(551)	(551)
Minimum pension liability adjustment, net of tax of $1,748				(3,597)	(3,597)

Total Comprehensive Income					303,504

DECEMBER 31, 2003	—	983,132	1,113,746	128,513	2,225,391
Net income			365,471		365,471
Translation adjustment changes				83,420	83,420
Unrealized holding losses on securities, net of tax of $8				(82)	(82)
Minimum pension liability adjustment, net of tax of $1,076				(3,953)	(3,953)

Total Comprehensive Income					444,856

DECEMBER 31, 2004	—	983,132	1,479,217	207,898	2,670,247
Net income			398,823		398,823
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $281				424	424
Translation adjustment changes				(123,893)	(123,893)
Unrealized holding losses on securities, net of tax of $5				(37)	(37)
Minimum pension liability adjustment, net of tax of $5,891				(12,076)	(12,076)

Total Comprehensive Income					263,241
Dividend to Ford Motor Company			(1,185,000)		(1,185,000)

DECEMBER 20, 2005	—	983,132	693,040	72,316	1,748,488

Successor
Balance at:
DECEMBER 21, 2005	—	—	—	—	—
Capital contribution		2,295,000			2,295,000
Net loss			(21,346)		(21,346)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $2,704				(4,078)	(4,078)
Translation adjustment changes				(3,394)	(3,394)

Total Comprehensive Loss					(28,818)

DECEMBER 31, 2005	$—	$2,295,000	$(21,346)	$(7,472)	$2,266,182

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands of Dollars)

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(21,346)	$398,823	$365,471	$158,615
Non-cash expenses:
Depreciation of revenue earning equipment	43,827	1,555,862	1,463,258	1,523,391
Depreciation of property and equipment	5,511	182,363	177,597	151,706
Amortization of other intangibles	2,075	749	607	1,024
Stock-based employee compensation	—	10,496	5,584	6,039
Provision for public liability and property damage	1,918	158,050	153,139	178,292
Provision for losses for doubtful accounts	462	11,447	14,133	23,053
Minority interest	371	12,251	3,211	—
Deferred income taxes	(12,243)	(411,461)	129,576	260,848
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(121,497)	(547,302)	57,303	(95,527)
Due from affiliates	107,791	83,868	75,607	(269,543)
Inventories and prepaid expenses and other assets	(138,721)	(126,754)	(20,275)	(3,981)
Accounts payable	(58,565)	(41,290)	(58,318)	182,264
Accrued liabilities	(52,157)	51,364	50,831	(111,439)
Accrued taxes	1,881	544,952	12,315	49,825
Payments of public liability and property damage claims and expenses	(7,938)	(155,904)	(178,654)	(155,241)

Net cash flows provided by (used in) operating activities	$(248,631)	$1,727,514	$2,251,385	$1,899,326

The accompanying notes are an integral part of this statement.

	Successor	Predecessor	Predecessor
	For the periods from
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Years ended December 31,
			2004	2003
Cash flows from investing activities:
Proceeds from sales (purchases) of short-term investments, net	$—	$556,997	$(56,889)	$(500,108)
Revenue earning equipment expenditures	(234,757)	(12,186,205)	(11,310,032)	(9,436,581)
Proceeds from disposal of revenue earning equipment	199,711	10,106,260	8,740,920	7,874,414
Property and equipment expenditures	(8,503)	(334,543)	(286,428)	(226,747)
Proceeds from disposal of property and equipment	1,246	72,572	59,253	54,638
Available-for-sale securities:
Purchases	—	(243)	(11,261)	(12,114)
Sales	—	245	19,448	10,246
Changes in investment in joint venture	—	—	2,000	5,640

Net cash used in investing activities	(42,303)	(1,784,917)	(2,842,989)	(2,230,612)

Cash flows from financing activities:
Issuance of an intercompany note	—	1,185,000	—	—
Proceeds from issuance of long-term debt	8,641,068	27,162	1,985,981	510,853
Repayment of long-term debt	(5,118,559)	(619,402)	(913,635)	(712,057)
Short-term borrowings:
Proceeds	10,333	3,208,085	1,382,587	1,094,152
Repayments	(1,357,614)	(2,263,346)	(973,659)	(721,333)
Ninety-day term or less, net	364,009	270,715	(846,780)	130,294
Net change in restricted cash	(273,640)	(12,660)	(2,901)	—
Dividends paid	—	(1,185,000)	—	—
Capital invested by parent	2,295,000	—	—	—
Purchase predecessor company stock	(4,379,374)	—	—	—
Payment of financing costs	(192,419)	—	—	—

Net cash provided by (used in) financing activities	(11,196)	610,554	631,593	301,909

Effect of foreign exchange rate changes on cash	(27,958)	(57,120)	27,990	38,100

Net increase (decrease) in cash and equivalents during the period	(330,088)	496,031	67,979	8,723
Cash and equivalents at beginning of period	1,173,996	677,965	609,986	601,263

Cash and equivalents at end of period	$843,908	$1,173,996	$677,965	$609,986

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$124,005	$416,436	$377,279	$357,585
Income taxes	(379)	29,883	(4,149)	31,481
Non-cash transactions reclassified for cash flow presentation:
Revaluation of net assets to fair market value, net of tax	$2,145,563	—	—	—
Non-cash settlement of outstanding balances with Ford	112,490	—	—	—

The accompanying notes are an integral part of this statement.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Background and Change in Ownership

        The Hertz Corporation, together with its subsidiaries, are referred to herein as "we," "our" and "us." The Hertz Corporation is referred to herein as "Hertz."

        Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the automobile and truck rental and leasing business since 1918. Ford Motor Company, or "Ford," first acquired an ownership interest in us in 1987. Previously, we had been a subsidiary of UAL Corporation (formerly Allegis Corporation), which had acquired our outstanding capital stock from RCA Corporation in 1985. We became a wholly owned subsidiary of Ford as a result of a series of transactions in 1993 and 1994. We continued as a wholly owned subsidiary of Ford until April 1997. In 1997, we completed a public offering of approximately 50.6% of our Class A Common Stock, or the "Class A Common Stock," which represented approximately 19.1% of our economic interest. In March 2001, Ford, through a subsidiary, acquired all of our outstanding Class A Common Stock that it did not already own for $35.50 per share, or approximately $735 million. As a result of that acquisition, our Class A Common Stock ceased to be traded on the New York Stock Exchange. However, because certain of our debt securities were sold through public offerings, we continued to file periodic reports under the Securities Exchange Act of 1934.

        On December 21, 2005, or the "Closing Date," investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity, or collectively the "Sponsors," through an indirect, wholly owned subsidiary of Hertz Global Holdings, Inc. or "Hertz Holdings," acquired all of our common stock from a subsidiary of Ford, or the "Acquisition," for aggregate consideration of $4,379 million in cash and debt refinanced or assumed of $10,116 million and estimated transaction fees and expenses of $439 million. To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, or the "Transactions," the Sponsors used:

  •
  equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

  •
  net proceeds from a private placement by CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings, of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the "Senior Dollar Notes," $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the "Senior Subordinated Notes," and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the "Senior Euro Notes." In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger. We refer to the Senior Dollar Notes, the Senior Subordinated Notes and the Senior Euro Notes together as the "Notes.";

  •
  aggregate borrowings of approximately $1,707 million by us under a new senior term facility, or the "Senior Term Facility," which consists of (a) a maximum borrowing capacity of $2,000 million, including a delayed draw facility of $293 million that may be drawn until August 2007 to refinance certain existing debt and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million;

  •
  aggregate borrowings of approximately $400 million by Hertz and one of its Canadian subsidiaries under a new senior asset-based revolving loan facility, or the "Senior ABL Facility,"

    with a maximum borrowing capacity of $1,600 million. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities.";

  •
  aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly owned by us of asset-backed securities backed by our U.S. car rental fleet, or the "U.S. Fleet Debt," all of which we issued under our existing asset-backed notes program, or the "ABS Program"; under which an additional $600 million of previously issued asset-backed medium term notes having maturities from 2007 to 2009 remain outstanding following the closing of the Transactions, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the closing date of the Acquisition;

  •
  aggregate borrowings of the U.S. dollar equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case at December 31, 2005), subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries, (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities (together with certain capital lease obligations) are referred to collectively as the "International Fleet Debt"; and

  •
  our cash on hand.

        At December 31, 2005, 100% of Hertz's outstanding capital stock is owned by CCMG Corporation, and 100% of CCMG Corporation's capital stock is owned by Hertz Holdings.

        The term "Successor" refers to us following the Acquisition. The term "Predecessor" refers to us prior to the Acquisition. CCMG Acquisition Corporation had no operations prior to the Acquisition. The "Successor period ended December 31, 2005," refers to the period from December 21, 2005 to December 31, 2005 and the "Predecessor period ended December 20, 2005" refers to the period from January 1, 2005 to December 20, 2005.

        The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition date. Consequently, the excess of the cost of the Acquisition over the net of amounts assigned to the fair value of assets acquired and the liabilities assumed is recorded to goodwill.

        The Acquisition has been accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations," with intangible assets recorded in conformity with SFAS No. 142, "Goodwill and Other Intangible Assets," requiring an allocation of the purchase price to the tangible and intangible net assets acquired based on their relative fair values as of the date of acquisition. The preliminary allocation of purchase price is based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities, fair values of our indebtedness and other liabilities, and valuation assessments of our tangible and intangible assets prepared by a valuation specialist.

        The following table summarizes the estimated fair values of the assets purchased and liabilities assumed in the Acquisition (in millions of dollars):

Cash, cash equivalents and restricted cash	$1,184
Receivables	1,813
Inventories	104
Prepaid expenses and other assets	405
Revenue earning equipment, cars	7,415
Revenue earning equipment, other equipment	2,075
Property and equipment	1,390
Other intangible assets	3,237
Goodwill	1,022
Accounts payable and accrued liabilities	(1,662)
Debt	(12,512)
Public liability and property damage	(327)
Deferred taxes on income	(1,840)
Minority interest	(9)

Total contributed capital	$2,295

        The following table summarizes the preliminary allocation of the Acquisition purchase price (in millions of dollars):

Purchase price allocation:
Purchase price		$14,495
Estimated transaction fees and expenses		439

Total cash estimated purchase price		14,934
Less:
Debt refinanced	$8,346
Assumption of remaining existing debt	1,770
Fair value adjustment to tangible assets	247
Other intangible assets acquired	3,237
Deferred financing fees	312	13,912

Excess purchase price attributed to goodwill		$1,022

        The purchase price allocation reflected above is preliminary and subject to finalization. At the time of the Acquisition, no election was made under Section 338(h)(10) of the Internal Revenue Code. Such an election, which requires the consent of Ford, can be made on or prior to September 15, 2006 and may increase the purchase price. The effect of such an election for tax purposes, if made, would be to treat the Acquisition as the purchase of assets rather than stock, increasing the tax basis of certain assets held by the Hertz group. As a result, the deferred taxes related to the acquired intangible assets (other than goodwill, for which no deferred taxes are provided) would be eliminated and goodwill would be reduced to the extent of the elimination of the deferred tax liability. At this time, it is unclear whether any such election will be made.

Principles of Consolidation

        The consolidated financial statements include the accounts of The Hertz Corporation and our domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

        Rental and rental-related revenue (including cost reimbursements from customers where we consider ourself to be the principal versus an agent) are recognized over the period the revenue earning equipment is rented based on the terms of the rental or leasing contract.

Cash and Equivalents

        We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash includes cash and investments that are not readily available for our normal disbursements. Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under our asset backed notes program and to satisfy certain of our self insurance reserve requirements.

Depreciable Assets

        The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment:
Cars	6 to 16 months
Other equipment	36 to 96 months
Buildings	20 to 50 years
Capitalized internal use software	1 to 10 years
Service cars and service equipment	3 to 25 years
Other intangible assets	5 to 10 years
Leasehold improvements	The shorter of their economic lives or the lease term.

        We follow the practice of charging maintenance and repairs, including the cost of minor replacements, to maintenance expense accounts. Costs of major replacements of units of property are capitalized to property and equipment accounts and depreciated on the basis indicated above. Gains and losses on dispositions of property and equipment are included in income as realized. When revenue earning equipment is acquired, we estimate the period we will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the revenue earning equipment. Upon disposal of the revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining book value. As market conditions change, we adjust our depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions.

Environmental Liabilities

        The use of automobiles and other vehicles is subject to various governmental controls designed to limit environmental damage, including that caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional equipment failure requiring repair by us. To comply with environmental regulations, measures are taken at certain locations to reduce the loss of vapor during the fueling process and to maintain, upgrade and replace underground fuel storage tanks. We also incur and provide for expenses for the cleanup of petroleum discharges and other alleged violations of environmental laws arising from the disposition of waste products. We do not believe that we will be required to make any material capital expenditures for environmental control facilities or to make any other material expenditures to meet the requirements of governmental authorities in this area. Liabilities for these expenditures are recorded at undiscounted amounts when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

Public Liability and Property Damage

        Provisions for public liability and property damage on self-insured domestic and international claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of the Acquisition date, this liability was revalued on a discounted basis which approximated its fair value.

Pensions

        Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. Effective with the Acquisition, the assignment of the purchase price to individual assets acquired and liabilities assumed included a liability for the projected benefit obligation in excess of plan assets which eliminated any previously existing unrecognized net gain or loss, or unrecognized prior service cost.

Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in "Accumulated other comprehensive income (loss)" in the stockholder's equity section of the consolidated balance sheet. As of December 31, 2005 the accumulated foreign currency translation loss was $3.4 million and as of December 31, 2004 the accumulated foreign currency gain was of $223.0 million. On the Acquisition date, the existing accumulated foreign currency translation gains and losses were eliminated from "Accumulated other comprehensive income (loss)" on our consolidated balance sheet. Foreign currency gains and losses resulting from transactions are included in earnings.

Income Taxes

        Prior to the Acquisition, we and our domestic subsidiaries filed consolidated Federal income tax returns with Ford. We provided for current and deferred taxes as if we filed a separate consolidated tax return with our domestic subsidiaries, except that under a tax sharing arrangement with Ford, our right to reimbursement for foreign tax credits was determined based on the usage of such foreign tax credits by the consolidated group. On December 21, 2005, in connection with the Acquisition, we terminated our tax sharing agreement with Ford. In December 2005, we repatriated $216.9 million of undistributed earnings. As of December 31, 2005, no provision has been made with respect to U.S. income taxes on $460.1 million in undistributed earnings of foreign subsidiaries that have been or are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes.

Advertising

        Advertising and sales promotion costs are expensed as incurred.

Impairment of Long-Lived Assets and Intangibles

        We evaluate the carrying value of goodwill for impairment at least annually in accordance with Financial Accounting Standards Board, or "FASB," Statement of Financial Accounting Standards, or "SFAS," No. 142 "Goodwill and Other Intangible Assets." See Note 2—Goodwill and Other Intangible Assets. Long-lived assets, other than goodwill, are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. The carrying amounts of the assets are based upon our estimates of the undiscounted cash flows that are expected to result from the use and eventual disposition of the assets. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value.

Stock Options (Predecessor only)

        Prior to the Acquisition, certain of our employees were granted options to purchase shares of Ford common stock under Ford's 1998 Long-Term Incentive Plan, or the "1998 Plan." Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the modified prospective method of adoption we selected under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," stock-based employee compensation expense recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date.

        Effective with the Acquisition, all unvested options became vested and exercisable. The total stock-based compensation expense, net of related tax effects, was $6.8 million for the Predecessor period ended December 20, 2005, $3.6 million for the year ended December 31, 2004 and $3.9 million for the year ended December 31, 2003.

        The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions used for grants in 2005, 2004 and 2003: risk-free interest rate of 4.4%, 3.4% and 3.7%, respectively; volatility factors of 42%, 42% and 39%, respectively; dividend yields of 3.2%, 3.0% and 5.3%, respectively; and an average expected life of the options of seven years for 2005, 2004 and 2003.

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," or "FSP 109-2." FSP 109-2 provides accounting guidance for non-U.S. earnings that are repatriated under the American Jobs Creation Act of 2004. SFAS No. 109, "Accounting for Income Taxes," requires a company to reflect in the period of enactment the effect of a new tax law. In December 2005, we repatriated $216.9 million of undistributed foreign earnings which generated $54.1 million of tax expense, of which $50.3 million was offset by foreign tax credits.

        In December 2004, the FASB revised its SFAS No. 123, with SFAS No. 123R, "Accounting for Stock-Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The provisions of the revised statement are effective for financial statements issued for the first annual reporting period beginning after June 15, 2005. In March 2005, the United States Securities and Exchange Commission, or the "SEC," issued Staff Accounting Bulletin No. 107, or "SAB No. 107," regarding the SEC Staff's interpretation of the revised statement. SAB No. 107 provides the Staff's views regarding interactions between the revised statement and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123. Adoption of the revised statement is not expected to have a significant effect on our financial position, results of operations or cash flows.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," or "FIN 47." FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional upon future events should be recognized at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 was effective no later than December 31, 2005, and did not have a material impact on our financial position, results of operations or cash flows.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." Previously, APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial

Statements" required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006. We do not currently anticipate making any accounting changes which would be governed by this statement.

Note 2—Goodwill and Other Intangible Assets

        We account for our goodwill under SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. We conducted the required annual goodwill impairment test in the second quarter of 2005 and determined that there was no impairment. Certain other intangible assets are amortized over their estimated useful lives.

        The following summarizes the changes in our goodwill, by segment, for the periods presented (in thousands of dollars):

Predecessor	Car Rental	Equipment Rental	Total
Balance as of January 1, 2004	$364,160	$170,966	$535,126
Other changes(1)	1,447	6,302	7,749

Balance as of December 31, 2004	365,607	177,268	542,875
Other changes(1)	(1,740)	(6,441)	(8,181)

Balance as of December 20, 2005	$363,867	$170,827	$534,694

(1)
Consists of changes primarily resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

        The following summarizes the goodwill established as of the date of the Acquisition and a rollforward of goodwill to December 31, 2005 as reflected in the accompanying consolidated balance sheet (in thousands of dollars):

Successor	Car Rental	Equipment Rental	Total
Balance as of December 20, 2005	$363,867	$170,827	$534,694
Change as result of purchase accounting adjustments	29,555	458,112	487,667
Other changes(1)	(27)	47	20

Balance as of December 31, 2005	$393,395	$628,986	$1,022,381

(1)
Consists of changes primarily resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

        Other intangible assets consisted of the following major classes as of December 31, 2005 (in thousands of dollars):

	Successor
	As of December 31, 2005
	Weighted-average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer-related	10 years	$612,000	$(1,844)	$610,156
Other	various	1,209	(100)	1,109

Total		613,209	(1,944)	611,265

Indefinite-lived intangible assets:
Trade name		2,624,000		2,624,000

Total other intangible assets		$3,237,209	$(1,944)	$3,235,265

        A valuation study is being finalized by an independent third party in order to value the various intangible assets as of December 21, 2005. As noted previously, the purchase allocation is preliminary and subject to change.

        Other intangible assets, net as of December 31, 2004 totaled $1.6 million and were primarily comprised of leaseholds, non-compete agreements and acquisitions of licensees.

        Amortization of other intangible assets for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and years ended December 31, 2004 and December 31, 2003 was $2.1 million, $0.7 million, $0.6 million and $1.0 million, respectively. Future amortization expense of other intangible assets is expected to be approximately $61.2 million per year for each of the next five years.

Note 3—Debt

        Our debt (in thousands of dollars) consists of the following:

	Successor	Predecessor
	December 31,
	2005	2004
Senior term facility, average interest rate: 2005, 8.5% (effective average interest rate: 2005, 8.7%); net of unamortized discount: 2005, $44,806	$1,662,194	$—
Senior ABL facility, average interest rate: 2005, 6.5% (effective average interest rate: 2005, 6.9%); net of unamortized discount: 2005, $27,832	471,202	—
Senior notes, average interest rate: 2005, 8.7% (effective average interest rate: 2005, 8.7%);	2,066,083	—
Senior subordinated notes, average interest rate: 2005, 10.5% (effective average interest rate: 2005, 10.5%);	600,000	—
U.S. fleet debt, average interest rate: 2005, 4.4%; 2004, 2.8% (effective average interest rate: 2005, 4.4%; 2004, 2.8%); net of unamortized discount: 2005, $19,822; 2004, $90	4,920,178	599,910
International fleet debt in foreign currencies, average interest rate: 2005, 4.4% (effective average interest rate: 2005, 4.5%); net of unamortized discount: 2005, $16,063	1,736,143	—
Notes payable, including commercial paper, average interest rate: 2005, 4.3%; 2004, 2.4%	100,362	993,856
Promissory notes, average interest rate: 2005, 6.9%; 2004, 6.5% (effective average interest rate: 2005, 7.0%; 2004, 6.5%); net of unamortized discount: 2005, $4,875; 2004, $10,874; due 2006 to 2028	798,422	5,100,533
Foreign subsidiaries' debt in foreign currencies:
Short-term borrowings:
Banks, average interest rate: 2005, 4.7%; 2004, 3.5%	70,286	667,678
Commercial paper, average interest rate: 2005, 2.8%; 2004, 2.5%	47,284	787,660
Other borrowings, average interest rate: 2005, 3.6%; 2004, 3.3%	42,851	278,394

Total	$12,515,005	$8,428,031

        The aggregate amounts of maturities of debt, in millions, are as follows: 2006, $2,774.9 (including $2,555.3 of commercial paper and other short-term borrowings); 2007, $377.9; 2008, $686.8; 2009, $1,050.5; 2010, $3,049.1; after 2010, $4,718.7.

        During the year ended December 31, 2005, short-term borrowings, in millions, were as follows: maximum amounts outstanding of $2,052.7 of commercial paper and $3,113.7 of bank borrowings; monthly average amounts outstanding of $1,569.5 of commercial paper (weighted-average interest rate 3.1%) and $1,798.3 of bank borrowings (weighted-average interest rate 5.2%).

        During the year ended December 31, 2004, short-term borrowings, in millions, were as follows: maximum amounts outstanding $2,851.8 of commercial paper and $755.3 of bank borrowings; monthly average amounts outstanding of $2,140.9 of commercial paper (weighted-average interest rate 2.0%) and $542.4 of bank borrowings (weighted-average interest rate 3.3%).

        The net amortized discount charged to interest expense for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and years ended

December 31, 2004 and 2003 relating to debt and other liabilities, in millions of dollars, was $6.4, $6.1, $2.3 and $2.1, respectively.

        As of December 31, 2005, we had issued standby letters of credit totaling $215.1 million, primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and in Europe and to support airport concession obligations in the United States and Canada. The full amount of these letters of credit was undrawn.

        As of December 31, 2005, a total of $200.0 million in letters of credit had been issued under our Asset Backed Securitization program, or the "ABS program," the full amount of which was undrawn.

        As of December 31, 2005, we had an aggregate principal amount of approximately $803.3 million outstanding in senior debt securities issued under three separate indentures and approximately €7.6 million in aggregate principal amount of Euro medium term notes (as discussed below). This remaining outstanding senior debt amount includes the untendered principal amounts on the 4.7% and 6.35% senior promissory notes and the $500.0 million of promissory notes discussed below. Hertz received tenders from holders of approximately $3,701.3 million of existing senior notes and approximately €192.4 million of the existing Euro medium term notes pursuant to tender offers, and purchased those tendered securities in connection with the Acquisition. Hertz also sought and received the requisite consents of holders of the senior notes to eliminate restrictive covenants and the cross-acceleration default set forth in the existing indentures. The existing senior notes have maturities ranging from 2006 to 2028. Funds sufficient to repay all obligations associated with the remaining €7.6 million of Euro medium term notes at maturity have been placed in escrow for satisfaction of these obligations.

Predecessor

        On September 30, 2003, we issued $500 million of 4.7% Senior Promissory Notes, or the "4.7% Notes," due on October 2, 2006. On June 3, 2004, we issued $600 million of 6.35% Senior Promissory Notes, or the "6.35% Notes," due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, we entered into interest rate swap agreements, or "swaps," relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, we pay interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. These swaps were accounted for as fair value hedges under SFAS 133. Prior to the Acquisition, the swap transactions qualified for the short-cut method of recognition under SFAS 133; therefore, no portion of the swaps were treated as ineffective. As of December 31, 2004, the fair values of the interest rate swaps associated with the 4.7% Notes and the 6.35% Notes were $7.0 million and $11.5 million, respectively. The fair value relating to the swap on the 4.7% Notes was reflected in the consolidated balance sheet in "Other accrued liabilities" with an offsetting decrease in "Debt." The fair value related to the swap on the 6.35% Notes was reflected in the consolidated balance sheet in "Prepaid expenses and other assets" with a corresponding increase in "Debt." As a result of the Acquisition, a significant portion of the underlying fixed rate debt was tendered leaving an aggregate principal amount of $123.8 million outstanding at December 31, 2005, causing the interest rate swaps to be ineffective as of December 21, 2005. Consequently, as fair value hedge accounting must now be discontinued, any changes in the fair value of the derivatives are now recognized in earnings. As of December 31, 2005, the fair value adjustments relating to the swaps on the 4.7% Notes and the 6.35% Notes were $8.4 million and $8.7 million, respectively, which were reflected in the consolidated balance sheet in "Other accrued liabilities." Between December 21, 2005 (the date that hedge accounting was discontinued) and

December 31, 2005, the fair value adjustment related to these swaps was a gain of $2.7 million, which was recorded in earnings.

        During 2002, we established the ABS program to reduce our borrowing costs and enhance financing resources for our domestic car rental fleet. All debt issued under the ABS program is collateralized by the assets of the special purpose entities consisting of revenue earning vehicles we use in our car rental business, restricted cash and certain receivables related to revenue earning vehicles. The ABS program provided for the initial issuance of asset backed commercial paper (up to $1.0 billion) and the subsequent issuance of asset backed medium term notes. These instruments are issued by wholly owned and consolidated special purpose entities and are included in "Debt" in the consolidated balance sheet. As a result of the Acquisition, the asset backed commercial paper program was discontinued and all outstanding debt amounts were repaid.

        On March 31, 2004, we issued $600.0 million of asset backed medium term notes, or the "Medium Term Notes," under the ABS program. Of the $600.0 million of the Medium Term Notes, $500.0 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100.0 million has a variable interest rate based on the one-month LIBOR rate plus nine basis points (4.5% as of December 31, 2005) and matures in 2007. Payments of principal and interest relating to the Medium Term Notes are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation. As of December 31, 2005, the aggregate principal amount of $600.0 million of asset backed Medium Term Notes were outstanding. The average interest rate as of December 31, 2005 was 3.1%. See "U.S. Fleet Debt" for a discussion of the collateralization of the Medium Term Notes.

        On July 2, 2004, we established a Euro Medium Term Note Program under which Hertz and/or Hertz Finance Centre plc, or "HFC," a wholly owned subsidiary of ours, can issue up to €650.0 million in Medium Term Notes, or the "Euro Medium Term Notes." On July 16, 2004, HFC issued €200.0 million of Euro Medium Term Notes under this program. The Euro Medium Term Notes are fully guaranteed by us, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As a result of the Acquisition, a significant portion of the Euro Medium Term Notes was tendered to us, leaving the aggregate principal amount of €7.6 million outstanding at December 31, 2005. In connection with the remaining balance of the Euro Medium Term Notes, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006 and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows on the variable rate Euro Medium Term Notes. As of December 31, 2005, the interest rate on the Euro Medium Term Notes was 3.28%.

        On August 5, 2004, we issued $500.0 million of Promissory Notes consisting of $250.0 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250.0 million of 6.90% fixed rate notes due on August 15, 2014. As of December 31, 2005, the interest rate on the $250 million floating rate notes was 5.49%. As a result of the Acquisition, a significant portion of this debt was tendered, leaving the aggregate principal amount of $9.0 million of the floating rate notes and $21.1 million of the fixed rate notes outstanding at December 31, 2005.

Successor

Senior Credit Facilities

        In connection with the Acquisition, Hertz entered into a credit agreement with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consists of a $2,000 million secured term loan facility providing for loans denominated in U.S. Dollars, including a delayed draw facility of $293 million that may be drawn until August 2007 to refinance certain existing debt. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250 million. The full amount of the Senior Term Facility was available at closing, at which time Hertz utilized $1,707.0 million of the Senior Term Facility to finance a portion of the Transactions. At December 31, 2005, we had $1,662.2 million in borrowings outstanding under this facility which amount is net of a discount of $44.8 million. The term loan facility and synthetic letter of credit facility will mature on December 21, 2012. The term loan will amortize in nominal quarterly installments (not exceeding one percent of the aggregate principal amount thereof per annum) until the maturity date. At the borrower's election, the interest rates per annum applicable to the loans under the Senior Term Facility will be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or "LIBOR," plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. In addition, the borrower pays fees on the unused term loan commitments of the lenders, letter of credit participation fees on the full amount of the synthetic letter of credit facility plus fronting fees for the letter of credit issuing banks and other customary fees in respect of the Senior Term Facility.

        Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz also entered into a credit agreement with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Deutsche Bank AG, Canada Branch as Canadian Agent and Canadian collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600 million under a revolving loan facility providing for loans denominated in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Up to $200 million of the revolving loan facility will be available for the issuance of letters of credit. On the closing date, Hertz borrowed $206 million under this facility and Matthews Equipment Limited, one of Hertz's Canadian subsidiaries, borrowed CAN$225 million under this facility, in each case to finance a portion of the Transactions. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited and its subsidiary Western Shut-Down (1995) Ltd. are the Canadian borrowers under the Senior ABL Facility. At December 31, 2005, before a discount of $28 million, Hertz and Matthews Equipment Limited had aggregate principal amounts of $306 million and the U.S. dollar equivalent of $193 million, respectively, in borrowings outstanding under this facility. The Senior ABL Facility will mature on December 21, 2010. At the borrower's election, the interest rates per annum applicable to the loans under the Senior ABL Facility will be based on a fluctuating rate of interest measured by reference to either (1) adjusted LIBOR plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. The borrower will pay customary commitment and other fees in respect of the Senior ABL Facility.

        Hertz's obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by its immediate parent and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though HERC does not guarantee Hertz's obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing.)

        The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrower is required to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio and a maximum leverage ratio. Under the Senior ABL Facility, upon excess availability falling below certain levels, specified financial ratios and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio, will apply. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and contain customary events of default.

Senior Notes and Senior Subordinated Notes

        In connection with the Acquisition, CCMG Acquisition Corporation issued the Senior Notes and the Senior Subordinated Notes under separate indentures between CCMG Acquisition Corporation and Wells Fargo Bank, National Association, as trustee. Hertz and the guarantors entered into supplemental indentures, dated the closing date of the Acquisition, pursuant to which Hertz assumed the obligations of CCMG Acquisition Corporation under the Senior Notes, the Senior Subordinated Notes and the respective indentures, and the guarantors issued the related guarantees. At closing, CCMG Acquisition Corporation and Hertz utilized the proceeds of the offering of the Senior Notes and the Senior Subordinated Notes to finance a portion of the Transactions. CCMG Acquisition Corporation subsequently merged with and into Hertz, with Hertz being the surviving entity.

        At December 31, 2005, $2,066.1 million and $600.0 million in aggregate borrowings was outstanding under the Senior Notes and Senior Subordinated Notes, respectively. The Senior Notes will mature on January 1, 2014, and the Senior Subordinated Notes will mature on January 1, 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Interest is payable on the Senior Notes and the Senior Subordinated Notes semiannually on January 1 and July 1 of each year, commencing July 1, 2006. Hertz's obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

        Both the senior indenture and the senior subordinated indenture contain covenants that, among other things, limit the ability of Hertz and its restricted subsidiaries, described in the respective indentures, to: incur more debt; pay dividends, redeem stock or make other distributions; make investments; create liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with Hertz's affiliates. The senior subordinated indenture also contains subordination provisions and limitations on the types of liens that may be incurred. Each of the senior indenture and the senior subordinated indenture also contains certain mandatory and optional prepayment or redemption provisions, and customary events of default.

Fleet Financing

        U.S. Fleet Debt.    In connection with the Acquisition, Hertz Vehicle Financing LLC, or "HVF," a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, dated as of the closing date of the Acquisition, with BNY Midwest Trust Company as trustee, or the "ABS Indenture," and a number of related supplements to the ABS Indenture, each dated as of the closing date of the Acquisition, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the "ABS Supplement." On the closing date of the Acquisition, HVF, as issuer, issued approximately $4,300 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement, the net proceeds of which were used to finance the purchase of vehicles from related entities and the repayment or cancellation of existing debt. HVF also issued approximately $1,500 million of variable funding notes in two series, none of which were funded at closing. At December 31, 2005, $4,300 million and $40 million in aggregate borrowings were outstanding in the form of these medium term notes and variable funding notes, respectively.

        Each class of notes matures three, four or five years from the closing date of the Acquisition. The variable funding notes will be funded through the bank multi-seller commercial paper market. The assets of HVF, including the U.S. car rental fleet owned by HVF and certain related assets, collateralize the U.S. Fleet Debt. Consequently, these assets will not be available to satisfy the claims of Hertz's general creditors. The following is a brief description of the ABS Indenture, ABS Supplement and the U.S. Fleet Debt issued thereunder.

        The various series of U.S. Fleet Debt have either fixed or floating rates of interest. The interest rate per annum applicable to any floating rate notes (other than any variable funding asset-backed debt) is based on a fluctuating rate of interest measured by reference to one-month LIBOR plus a spread, although HVF intends to maintain hedging transactions so that it will not be required to pay a rate in excess of 4.87% per annum in order to receive the LIBOR amounts due from time to time on such floating rate notes. The interest rate per annum applicable to any variable funding asset-backed debt is either the blended average commercial paper rate, if funded through the commercial paper market, or if commercial paper is not being issued, the greater of the prime rate or the federal funds rate, or if requisite notice is provided, the Eurodollar rate plus a spread.

        In connection with the Acquisition and the issuance of the $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, we pay monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations.

        The U.S. Fleet Debt issued on the closing date of the Acquisition has the benefit of financial guaranty insurance policies under which either MBIA Insurance Corporation or Ambac Assurance Corporation will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

        HVF is subject to numerous restrictive covenants under the ABS Indenture and the other agreements governing the U.S. Fleet Debt, including restrictive covenants with respect to liens,

indebtedness, benefit plans, mergers, disposition of assets, acquisition of assets, dividends, officers' compensation, investments, agreements, the types of business it may conduct and other customary covenants for a bankruptcy-remote special purpose entity. The U.S. Fleet Debt is subject to events of default and amortization events that are customary in nature for U.S. rental car asset backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal of the notes and a liquidation of the U.S. car rental fleet.

        International Fleet Debt.    In connection with the Acquisition, Hertz International Ltd., or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL's subsidiaries or as non-affiliated "orphan" companies), or "SPEs," entered into revolving bridge loan facilities providing commitments to lend, in various currencies an aggregate amount equivalent to approximately $2,930 million (as of December 31, 2005), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL's subsidiaries (all of which are organized outside the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL's subsidiaries organized outside North America or one or more SPEs, as the case may be. At closing, the U.S. dollar equivalent of $1,781 million of International Fleet Debt was issued under these facilities. At closing, we utilized the proceeds from these financings to finance a portion of the Transactions. At December 31, 2005, the U.S. dollar equivalent of $1,736 million was outstanding under these facilities, net of a $16 million discount. These facilities are referred to collectively as the "International Fleet Debt Facilities."

        The International Fleet Debt Facilities consist of four revolving loan tranches (Tranches A1, A2, B and C), each subject to borrowing bases comprising the revenue earning equipment and related assets of each such borrower (or, in the case of a borrower that is a SPE on-lending loan proceeds to a fleet-owning SPE or subsidiary, as the case may be, the rental cars and related assets of such fleet-owning SPE or subsidiary). A portion of the Tranche C loan will be available for the issuance of letters of credit. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in certain capital lease financings outside the International Fleet Debt Facilities.

        The obligations of the borrowers under the International Fleet Debt Facilities are guaranteed by HIL, and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt Facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. In addition, Hertz has guaranteed the obligations of its Brazilian subsidiary with respect to an aggregate principal amount of the Tranche B loan not exceeding $52 million (or such other principal amount as may be agreed to by the relevant lenders). That guarantee is secured equally and ratably with borrowings under the Senior Term Facility. The assets that collateralize the International Fleet Debt Facilities will not be available to satisfy the claims of Hertz's general creditors.

        The loans under each of the tranches mature five years from the closing date of the Acquisition. Subject to certain exceptions, the loans are subject to mandatory prepayment and reduction in commitment amounts equal to the net proceeds of specified types of take-out financing transactions and asset sales.

        The interest rates per annum applicable to loans under the International Fleet Debt Facilities are based on fluctuating rates of interest measured by reference to one-month LIBOR, EURIBOR or their equivalents for local currencies as appropriate (in the case of the Tranche A1 and A2 loans); relevant local currency base rates (in the case of Tranche B loans); or one-month EURIBOR (in the case of the Tranche C loans), in each case plus a borrowing margin. In addition, the borrowers under each of Tranche A1, Tranche A2, Tranche B and Tranche C of the International Fleet Debt Facilities will pay fees on the unused commitments of the lenders under the applicable tranche, and other customary fees and expenses in respect of such facilities, and the Tranche A1 and A2 borrowing margins are subject to increase if HIL does not repay borrowings thereunder within specified periods of time and upon the occurrence of other specified events.

        The International Fleet Debt Facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt Facilities) that, among other things, limit or restrict the ability of HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the facilities relating to the International Fleet Debt at the closing of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt Facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL's ability to pay dividends to Hertz, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets as of December 31, 2005.

        The International Fleet Debt Facilities contain customary events of default.

        As of December 31, 2005, substantially all of our assets are pledged under one or more of the facilities noted above.

Credit Facilities

        At December 31, 2005, the following committed credit facilities were available for use:

        The Senior Term Facility consists of a $2,000 million term loan facility providing for loans denominated in U.S. Dollars, including a delayed draw facility of $293 million that may be drawn until August 2007 to refinance certain existing debt, and a synthetic letter of credit facility in an aggregate amount of $250 million. As of December 31, 2005, the $293 million delayed draw facility was available, while the remaining aggregate principal amount of $1,707 million, representing the term loan portion, was drawn on the Closing Date.

        The Senior ABL Facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600 million under a revolving loan facility providing for loans denominated in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. As of December 31, 2005, the U.S. dollar equivalent of approximately $1,100 million was unused; availability is subject to the borrowing base limitation.

        The International Fleet Debt Facility provides (subject to availability under a borrowing base) revolving bridge loan facilities to lend in various currencies an aggregate amount of approximately $2,930 million. As of December 31, 2005, the U.S. dollar equivalent of approximately $1,178 million in aggregate principal amount was unused; availability is subject to a borrowing base limitation.

        In connection with the issuance of $4,300 million of medium term asset-backed notes under the U.S. Fleet Debt Facility, approximately $1,500 million of variable funding notes in two series were also issued but not funded. As of December 31, 2005, approximately $1,460 million of aggregate variable funding notes were unused; availability is subject to a borrowing base limitation.

        During 2005, in addition to those credit facilities in place at December 31, 2004 (as described below) the following borrowings and credit facilities were utilized:

  •
  On May 26, 2005, we entered into a Credit Agreement, or the "Interim Credit Facility," with an aggregate availability of up to $3.0 billion from external financial institutions. The Interim Credit Facility, as amended on July 5, 2005, provided a term facility of up to $1,650.0 million and a revolving credit facility of up to $700.0 million available to Hertz and a term facility of up to $350.0 million and a revolving credit facility of up to $300.0 million available to our Canadian subsidiary, Hertz Canada Limited, guaranteed by Hertz, with unutilized capacity under the Canadian tranches available to be borrowed by Hertz. Amounts under the term facilities were fully drawn. Amounts under the revolving facilities were available to be borrowed throughout the term of the Interim Credit Facility. Effective July 26, 2005, $1,825.0 million of the Interim Credit Facility commitments provided by the three initial external financial institutions were syndicated and allocated to eight additional external financial institutions. The Interim Credit Facility matured on November 23, 2005. On November 23, 2005, Hertz and our subsidiary Hertz Canada Limited entered into a Replacement Interim Credit Facility with an aggregate availability of up to $2,575.0 million in credit facilities from external financial institutions to replace and refinance in full the indebtedness under the Interim Credit Facility, to provide working capital and to use for general corporate purposes. The Replacement Interim Credit Facility had terms substantially similar to the terms of the Interim Credit Facility and was scheduled to mature on February 28, 2006. The Replacement Interim Credit Facility was repaid with proceeds from the issuance of new debt securities in connection with the Acquisition.

  •
  On June 10, 2005, we declared and paid a dividend of $1,185.0 million on our outstanding common stock to our previous sole shareholder, Ford Holdings LLC, in the form of an Intercompany Note, or the "Intercompany Note." The Intercompany Note was repaid in connection with the Acquisition.

        At December 31, 2004, we had committed credit facilities totaling $2.8 billion.

        At December 31, 2004, $1.3 billion of the committed credit facilities were represented by a combination of multi-year, 364-day global and other committed credit facilities provided by 23 participating banks. In addition to our direct borrowings, the multi-year and 364-day global facilities allowed certain subsidiaries of ours to borrow on the basis of a guarantee by us. The multi-year facilities were re-negotiated effective July 1, 2005 and totaled $953 million with expirations as follows:

$35 million on June 30, 2006, $108 million on June 30, 2007, $102 million on June 30, 2008, $81 million on June 30, 2009 and $627 million on June 30, 2010. The multi-year facilities that were to expire in 2010 had an evergreen feature, which provided for the automatic extension of the expiration date one year forward unless the bank provides timely notice. Effective June 16, 2005, the 364-day global committed credit facilities, which totaled $94 million, were renegotiated and were to expire on June 15, 2006. Under the terms of the 364-day facilities, we were permitted to convert any amount outstanding prior to expiration into a two-year loan. The other committed facilities totaled $156 million and expired at various times during 2005 and 2006. As a result of the Acquisition, all of these committed credit facilities were terminated.

        Effective September 18, 2002, as part of the ABS program, we transferred $928 million of the 364-day global committed credit facilities to the ABS program. As part of the agreement to transfer these commitments, we waived the right to transfer them back to the 364-day global committed credit facilities without the consent of the participating banks. As of December 31, 2004, $814 million was available which was to expire in June 2006. During 2005, this credit facility was re-negotiated to expire in June 2007. In addition to the transfer of the 364-day commitments, we raised $215 million of committed credit support through an ABS letter of credit from banks that participate in our multi-year global committed credit facilities which was to expire in June 2007. In exchange for this credit support, we agreed to reduce the bank's multi-year facility commitment by one half of the amount of their ABS letter of credit participation. As a result of the Acquisition, this committed credit facility was terminated.

        In addition to these bank credit facilities, in February 1997, Ford extended us a line of credit of $500 million, which was to expire on June 30, 2007. This line of credit had an evergreen feature that provided on an annual basis for automatic one-year extensions of the expiration date, unless notice was provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminated however, at any time Ford ceased to own, directly or indirectly, our capital stock having more than 50% of the total voting power of all our outstanding capital stock. Our obligations under this agreement would have ranked pari passu with our senior debt securities. A commitment fee of 0.2% per annum was payable on the unused available credit. On May 2, 2005, we borrowed $250 million under this line of credit, which was repaid on May 31, 2005 with borrowings under the Interim Credit Facility. This line of credit was terminated as a result of the Acquisition.

        We maintained a Sales Agency Agreement with Ford Financial Services, Inc., or "FFS," a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acted as a dealer for our domestic commercial paper programs. We paid fees to FFS, which ranged from 0.03% to 0.05% per annum of commercial paper placed depending upon the monthly average dollar value of the notes outstanding in the portfolios. In 2005, we paid FFS $109,548 of such fees. FFS was under no obligation to purchase any of the notes for its own account. Through our subsidiary Hertz Australia Pty. Limited, we had a similar agreement with Ford Credit Australia Limited, also an indirect wholly owned subsidiary of Ford. These commercial paper arrangements terminated as a result of the Acquisition.

        Borrowing for our international operations also consisted of loans obtained from local and international banks and commercial paper programs established in Ireland, Canada, the Netherlands, Belgium and Australia. We guaranteed only the commercial paper borrowings of our subsidiaries in Ireland, Canada, the Netherlands and Belgium, and guaranteed commercial paper and short-term bank loans of our subsidiary in Australia. All borrowings by international operations were either in the international operation's local currency or, if in non-local currency, hedged to minimize foreign exchange exposure. At December 31, 2004, total debt for the foreign operations was $1,734 million, of which $1,455 million was short-term (original maturity of less than one year) and $279 million was long-term. At December 31, 2004 total amounts outstanding (in millions of U.S. dollars) under the commercial paper programs in Ireland, Canada, the Netherlands and Belgium were $385, $321, $54 and $28, respectively.

Note 4—Available-for-Sale Securities

        As of December 31, 2005 and 2004, "Prepaid expenses and other assets" in our consolidated balance sheet includes available-for-sale securities at fair value. The fair value is calculated using information provided by independent quotation services as of December 31, 2005. These securities consisted solely of government debt obligations. For the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and the years ended December 31, 2004 and 2003, proceeds, in millions of dollars, of $0.0, $0.2, $19.4 and $10.3, respectively, were received from the sale of available-for-sale securities, and in thousands of dollars, gross realized gains of $0, $0, $196, and $413 and gross realized losses of $0, $10, $193 and $54, respectively, were included in earnings. Actual cost was used in computing the realized gain and loss on the sale. Prior to and subsequent to the Acquisition, unrealized gains and losses are included in "Accumulated other comprehensive income (loss)" in our consolidated balance sheet. On the Acquisition date, the existing unrealized gains and losses were eliminated during purchase accounting from "Accumulated other comprehensive income (loss)" on our consolidated balance sheet.

        The following is a summary of available-for-sale securities at December 31, 2005 and December 31, 2004 (in thousands of dollars):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Successor
December 31, 2005
Government debt obligations	$2,403	$9	$(55)	$2,357
Predecessor
December 31, 2004
Government debt obligations	$2,795	$19	$(28)	$2,786

        The cost and estimated fair value of available-for-sale securities at December 31, 2005 are as follows (in thousands of dollars):

	Cost	Estimated Fair Value
Due in one year or less	$561	$540
Due after one year through five years	1,451	1,430
Due after five years through ten years	391	387

Total	$2,403	$2,357

Note 5—Purchases and Sales of Operations

        In June 1999, Hertz entered into a Limited Liability Company Agreement, or "LLC Agreement," with a subsidiary of Orbital Sciences Corporation, or "Orbital," whereby Navigation Solutions, L.L.C., or "Navigation Solutions," a limited liability company, was formed to purchase NeverLost vehicle navigation systems from another subsidiary of Orbital for installation in selected vehicles in our North American fleet. In July 2001, Orbital's subsidiary sold our membership interest in the limited liability company to a subsidiary of Thales North America, Inc., or "Thales," which also acquired the Orbital subsidiary from whom the NeverLost vehicle navigation systems are purchased. During 2003 and 2004 (prior to July 1), we received distributions of $5.6 million and $2.0 million, respectively, under the LLC Agreement, which represents a 40% ownership interest. In January 2004, along with Thales, Hertz amended the LLC Agreement to provide for Hertz to increase its ownership interest to 65% and for the limited liability company to purchase additional NeverLost vehicle navigation systems. For those periods prior to July 1, 2004, the results of operations and investment in this joint venture had been reported using the equity method of accounting. On July 1, 2004, Hertz's ownership interest in Navigation Solutions increased from 40% to 65% as a result of an equity distribution by Navigation Solutions to the other member of Navigation Solutions, effectively reducing its ownership interest to 35%. Based upon this ownership change, we began consolidating 100% of Navigation Solutions' balance sheet and results of operations into our financial statements and deducting the minority interest share relating to the 35% member.

Note 6—Employee Retirement Benefits

        Qualified U.S. employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan, or "Hertz Retirement Plan," a cash balance plan. Under this qualified Hertz Retirement Plan, we pay the entire cost and employees are not required to contribute.

        Most of our foreign subsidiaries have defined benefit retirement plans or participate in various insured or multi-employer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans.

        Company plans are generally funded, except for certain nonqualified U.S. defined benefit plans and in Germany, where unfunded liabilities are recorded.

        We sponsor defined contribution plans for certain eligible U.S. and non-U.S. employees. We match contributions of participating employees on the basis specified in the plans.

        We also sponsor postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants' contributions adjusted annually. An unfunded liability is recorded.

        We use a December 31 measurement date for the majority of our plans. Effective with the Acquisition, the assignment of the purchase price to individual assets acquired and liabilities assumed included a liability for the projected benefit obligation in excess of plan assets, which eliminated any previously existing unrecognized net gain or loss, or unrecognized prior service cost. The benefit obligations as of the Closing Date were not materially different from the benefit obligations disclosed as of December 31, 2005 in the following table for all pension and postretirement healthcare and life insurance plans. The assets for the U.S. pension plans were $309.5 million as of the Closing Date.

        The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans for health care and life insurance covering domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S."), together with amounts included in our consolidated balance sheet and statement of operations (in millions of dollars):

	Pension Benefits
					Health Care & Life Insurance (U.S.)
	U.S. Plans		Non-U.S. Plans
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2005	2004	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at January 1	$339.2	$276.2	$132.2	$97.6	$17.3	$14.1
Service cost	24.4	21.1	7.1	5.4	0.4	0.4
Interest cost	19.6	17.7	6.3	5.4	1.0	1.0
Employee contributions	—	—	1.4	1.2	0.1	0.1
Benefits paid	(10.7)	(6.6)	(2.2)	(2.2)	(0.4)	(0.4)
Foreign exchange translation	—	—	(17.8)	9.0	—	—
Actuarial loss	27.5	30.8	33.3	15.8	(0.2)	2.1

Benefit obligation at December 31	$400.0	$339.2	$160.3	$132.2	$18.2	$17.3

Change in Plan Assets
Fair value of plan assets at January 1	$270.5	$200.5	$83.9	$63.8	$—	$—
Actual return on plan assets	18.0	27.8	17.2	7.1	—	—
Company contributions	32.4	49.4	5.6	8.2	0.3	0.3
Employee contributions	—	—	1.4	1.2	0.1	0.1
Benefits paid	(10.7)	(6.6)	(2.2)	(2.2)	(0.4)	(0.4)
Foreign exchange translation	—	—	(10.5)	5.8	—	—
Other	—	(0.6)	(0.3)	—	—	—

Fair value of plan assets at December 31	$310.2	$270.5	$95.1	$83.9	$—	$—

Funded Status of the Plan
Plan assets less than benefit obligation	$(89.8)	$(68.7)	$(65.2)	$(48.3)	$(18.2)	$(17.3)
Unamortized:
Transition obligation	—	—	—	0.2	—	—
Prior service cost	—	4.1	—	0.1	—	—
Net losses and other	(0.7)	41.7	—	39.5	—	4.5

Net amount recognized	$(90.5)	$(22.9)	$(65.2)	$(8.5)	$(18.2)	$(12.8)

Amounts Recognized in the Balance Sheet Assets/(Liabilities)
Intangible assets (including prepaid assets)	$—	$10.6	$—	$0.8	$—	$—
Accrued liabilities	(90.5)	(40.1)	(65.2)	(24.2)	(18.2)	(12.8)
Deferred Income Tax	—	2.3	—	4.1	—	—
Accumulated other comprehensive loss, net of tax	—	4.3	—	10.8	—	—

Net amount recognized	$(90.5)	$(22.9)	$(65.2)	$(8.5)	$(18.2)	$(12.8)

Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Projected benefit obligation	$64.2	$53.3	$155.0	$127.4
Accumulated benefit obligation	51.1	40.1	127.6	103.9
Fair value of plan assets	—	—	90.8	80.3
Accumulated Benefit Obligation at December 31	$330.1	$277.6	$131.3	$107.2
Weighted-average assumptions as of December 31
Discount rate	5.50%	5.75%	4.65%	5.14%	5.50%	5.75%
Expected return on assets	8.75%	8.75%	6.88%	6.90%	N/A	N/A
Average rate of increase in compensation	4.3%	4.4%	3.6%	3.3%	N/A	N/A
Initial health care cost trend rate	—	—	—	—	10.0%	11.0%
Ultimate health care cost trend rate	—	—	—	—	5.0%	5.0%
Number of years to ultimate trend rate	—	—	—	—	8	9
	Pension Benefits
	Successor	Predecessor	Successor	Predecessor
	For the periods from		For the periods from		Predecessor
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	Years ended December 31,
					2004		2003
	U.S.		Non-U.S.		U.S	Non-U.S	U.S.	Non-U.S.
Components of Net Periodic Benefit Cost:
Service cost	$0.7	$23.7	$0.2	$6.9	$21.1	$5.4	$17.3	$3.3
Interest cost	0.6	19.0	0.2	6.1	17.7	5.4	15.5	4.1
Expected return on plan assets	(0.6)	(20.8)	(0.2)	(5.4)	(17.9)	(4.5)	(15.9)	(2.8)
Amortization:
Transition	—	—	—	—	—	—	—	0.7
Amendments	—	0.5	—	—	0.5	—	0.5	—
Losses and other	0.1	3.5	0.1	1.8	1.8	1.2	2.1	1.2
Settlement loss	—	1.1	—	—	—	—	—	—

Net pension expense	$0.8	$27.0	$0.3	$9.4	$23.2	$7.5	$19.5	$6.5

Weighted-average discount rate for expense	5.75%	5.75%	5.14%	5.14%	6.25%	5.52%	6.75%	5.73%
Weighted-average assumed long-term rate of return on assets	8.75%	8.75%	6.90%	6.90%	8.75%	6.93%	8.75%	6.94%

        The discount rate used to determine the December 31, 2005 benefit obligations for U.S. pension plans is based on an average of three indices of high quality corporate bonds whose duration closely matches that of our plans. The rates on these bond indices are adjusted to reflect callable issues. For our plans outside the U.S., the discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches our plan.

        The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

	Health Care & Life Insurance (U.S.)
	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
			2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$—	$0.4	$0.4	$0.4
Interest cost	0.1	0.9	1.0	0.8
Amortization:
Losses and other	—	0.2	0.2	0.1

Net postretirement expense	$0.1	$1.5	$1.6	$1.3

Weighted-average discount rate for expense	5.75%	5.75%	6.25%	6.75%
Initial health care cost trend rate	11.0%	11.0%	10.0%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%	5.0%
Number of years to ultimate trend rate	9	9	10	11

        Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects in whole dollars:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$109,000	$(95,000)
Effect on postretirement benefit obligation	$1,221,000	$(1,071,000)

        The estimated cost for postretirement health care and life insurance benefits is accrued on an actuarially determined basis. Retirement rate and salary increase assumptions were changed in 2003 to reflect historical experience, the effect of which was not considered material. The 2003 increase in the number of years to ultimate trend rate resulted from changes in trend assumptions.

        The provisions charged to income for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and years ended December 31, 2004 and 2003 for all other pension plans were approximately (in millions of dollars) $0.2, $8.0, $7.8 and $7.3, respectively.

        The provisions charged to income for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and years ended December 31, 2004 and 2003 for the defined contribution plans were approximately (in millions of dollars) $0.5, $14.8, $13.7 and $12.3, respectively.

Plan Assets

        Our major U.S. and Non-U.S. pension plans' weighted-average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	Plan assets
	U.S.		Non-U.S.
Asset Category
	2005	2004	2005	2004
Equity securities	70.6%	72.4%	86.2%	84.6%
Fixed income securities	29.4	27.6	13.8	15.4

Total	100.0%	100.0%	100.0%	100.0%

        We have a long-term investment outlook for the assets held in our Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. We have two major plans which reside in the U.S. and the United Kingdom.

        The U.S. Plan, or the "Plan," currently has a target asset allocation of 70% equity and 30% fixed income. The equity portion of the Plan is invested in one passively managed index fund, one actively managed U.S. small/midcap fund and one actively managed international portfolio. The fixed income portion of the Plan is actively managed by a professional investment manager and is benchmarked to the Lehman Long Govt/Credit Index. The Plan currently assumes an 8.75% rate of return on assets which represents the expected long-term annual weighted-average return for the Plan in total. The annualized long-term performance of the Plan has generally been in excess of the long-term rate of return assumptions.

        The U.K. Plan currently invests in a professionally managed Balanced Consensus Index Fund which has the investment objective of achieving a total return relatively equal to its benchmark. The benchmark is based upon the average asset weightings of a broad universe of U.K. pension funds invested in pooled investment vehicles and each of their relevant indices. The asset allocation as of December 31, 2005, was 86.2% equity and 13.8% fixed income. The U.K. Plan currently assumes a rate of return on assets of 7.0%, which represents the expected long-term annual weighted-average return.

Contributions

        Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. From time to time we make contributions beyond those legally required. In 2005 and 2004, we made discretionary cash contributions of $28.0 million and $48.0 million, respectively, to our U.S. pension plan. In 2006, we expect to contribute, at a minimum, approximately $23 million to our worldwide pension plans, including contributions required by funding regulations, discretionary contributions and benefit payments for unfunded plans. The majority of what we expect to contribute relates to discretionary contributions to our U.K. Plan.

Estimated Future Benefit Payments

        The following table presents estimated future benefit payments (in millions of dollars):

	Pension Benefits	Healthcare & Life Insurance (U.S.)
2006	$14.0	$0.6
2007	16.9	0.7
2008	18.4	0.9
2009	23.0	1.0
2010	24.7	1.1
2011-2015	180.0	7.3

Note 7—Stock-Based Employee Compensation

        Certain of our employees participate in the stock option plan of Ford under Ford's 1998 Long-Term Incentive Plan, or the "Incentive Plan." Options granted under the Incentive Plan became exercisable 33% after one year from the date of grant, 66% after two years and in full after three years.

        Effective with the Acquisition, all unvested options became vested and exercisable. We have no future liability for these options. As of the Acquisition date, the remaining life of all options outstanding became the lesser of five years from the Acquisition date, or the remainder of the original 10-year term. See Note 16—Subsequent Events.

        A summary of option transactions is presented below (all exercise prices and fair values are with respect to Ford common stock):

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	8,436,833	$23.14	7,227,817	$25.10	5,994,339	$29.43
Granted	1,489,275	$12.49	1,490,500	$13.26	1,473,625	$7.55
Expired or canceled	(256,313)	$22.65	(239,673)	$23.59	(240,147)	$25.38
Exercised	(104,980)	$7.55	(41,811)	$7.55	—	—

Outstanding at December 31	9,564,815	$21.73	8,436,833	$23.14	7,227,817	$25.10

Options exercisable at end of year	9,564,815	$21.73	5,608,824	$28.74	4,305,981	$30.57
Weighted-average fair value of options granted during year		$4.45		$4.62		$1.90

        The following table summarizes information about stock options at December 31, 2005:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Exercise Price
$41.40–$42.52	630,889	2.3	$41.42
$35.66	1,023,247	4.1	$35.66
$31.95–$35.19	974,158	3.1	$34.98
$27.42–$30.19	1,544,262	5.0	$27.80
$16.91	1,309,825	5.0	$16.91
$13.07–$13.26	1,409,200	5.0	$13.26
$12.49	1,458,325	5.0	$12.49
$7.55	1,214,909	5.0	$7.55

Note 8—Revenue Earning Equipment

        Revenue earning equipment consists of rental cars and industrial and construction equipment and leased cars under capital leases where the disposition of the cars upon termination of the lease is for our account.

        Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Depreciation of revenue earning equipment	$45,362	$1,605,243	$1,506,988	$1,504,482
Adjustment of depreciation upon disposal of the equipment	(2,123)	(68,307)	(57,212)	808
Rents paid for vehicles leased	588	18,926	13,482	18,101

Total	$43,827	$1,555,862	$1,463,258	$1,523,391

        The adjustment of depreciation upon disposal of revenue earning equipment for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and the years ended December 31, 2004 and 2003 included (in millions of dollars) net gains of $1.3, $41.8, $25.8 and a net loss of $1.9, respectively, on the disposal of industrial and construction equipment, and net gains of $0.8, $26.5, $31.4 and $1.1, respectively, on the disposal of vehicles used in the car rental operations. Depreciation rates being used to compute the provision for depreciation of revenue earning equipment were decreased in our domestic car rental operations (effective April 1, July 1, and October 1, 2005) and in our North American equipment rental operations (primarily effective January 1 and July 1, 2005) to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold, resulting in net reductions in depreciation expense for the year ended December 31, 2005 of $21.8 million and $13.2 million, respectively.

        As a result of the Acquisition, the net book value of our revenue earning equipment was adjusted to its estimated fair value, resulting in a net increase of $93.1 million. This net increase in net book value resulted in an increase in depreciation expense of approximately $0.5 million for the Successor period ended December 31, 2005.

Note 9—Taxes on Income

        The provision (benefit) for taxes on income consists of the following (in thousands of dollars):

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Current:
Federal	$—	$550,073	$(22,950)	$(214,487)
Foreign	—	17,550	16,679	22,341
State and local	—	7,670	10,565	10,175

Total current	—	575,293	4,294	(181,971)

Deferred:
Federal	(5,711)	(435,037)	132,877	270,248
Foreign	(4,822)	11,224	(11,801)	(6,400)
State and local	(1,710)	12,352	8,500	(3,000)

Total deferred	(12,243)	(411,461)	129,576	260,848

Total provision (benefit)	$(12,243)	$163,832	$133,870	$78,877

        The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Difference between tax and book depreciation	$57,176	$(781,555)	$489,202	$145,208
Accrued and prepaid expense deducted for tax purposes when paid or incurred	(21,114)	16,391	(41,640)	(32,267)
Intangible assets	11,291	—	—	—
Tax operating loss (carryforwards) utilized	(57,229)	401,035	(341,090)	288,783
Foreign tax credit carryforwards	—	(48,471)	(8,556)	(105,980)
Federal and state alternative minimum tax credit (carryforwards) utilized	(2,367)	36,087	(3,288)	(34,896)
Increase (decrease) in valuation allowance	—	(34,948)	34,948	—

Total deferred provision (benefit)	$(12,243)	$(411,461)	$129,576	$260,848

        The principal items in the deferred tax liability at December 31, 2005 and 2004 are as follows (in thousands of dollars):

	2005	2004
Assets:
Employee benefit plans	$126,454	$76,335
Tax operating loss carry forwards	101,156	448,458
Foreign tax credit carry forwards	—	140,533
Federal and state alternative minimum tax credit carry forwards	4,464	38,184
Accrued and prepaid expenses deducted for tax purposes when paid or incurred	145,608	186,635

Total Gross Assets	377,682	890,145
Less: Valuation Reserves	(21,377)	(59,821)

Total Net Assets	356,305	830,324

Liabilities:
Difference between book and tax depreciation	(1,027,906)	(1,680,024)
Intangible assets	(1,180,941)	—

Total Liabilities	(2,208,847)	(1,680,024)

Total	$(1,852,542)	$(849,700)

        At December 31, 2005 we had operating loss carryforwards for federal, state and foreign tax purposes totaling $101.2 million of which $63.4 million expire through 2025. The remaining $37.8 million may be carried forward indefinitely. It is anticipated that such operations will become profitable in the future and the carryforwards will be fully utilized. During 2005, foreign tax credit valuation reserves in the amount of $35.0 million were reversed when we determined that the foreign tax credits would be utilized in full.

        In October 2004, President Bush signed the "American Jobs Creation Act of 2004," which contains provisions related to the distribution of the earnings of foreign subsidiaries. During December 2005, in connection with Ford pre-sale activities, we repatriated $216.9 million of undistributed foreign earnings which generated $54.1 million of tax expense, of which $50.3 million was offset by foreign tax credits.

        The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Computed tax at statutory rate	$(11,626)	$201,217	$175,893	$83,122
Taxes on foreign earnings, net of utilized foreign tax credits	—	3,853	—	—
State and local income taxes, net of Federal income tax benefit	(1,112)	13,014	12,392	4,664
Income taxes on foreign earnings at effective rates different from the U.S. statutory rate, including the anticipated realization of certain foreign tax benefits and the effect of subsidiaries' gains and losses and exchange adjustments with no tax effect	926	(10,638)	(7,529)	(9,949)
Increase (decrease) in valuation allowance	—	(34,948)	34,948	—
Adjustments made to Federal and foreign tax accruals in connection with tax audit evaluations	—	—	(69,834)	—
Favorable foreign tax adjustments relating to tax return filings	—	(5,300)	(11,684)	—
All other items, net	(431)	(3,366)	(316)	1,040

Total provision (benefit)	$(12,243)	$163,832	$133,870	$78,877

Note 10—Lease and Concession Agreements

        We have various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in thousands of dollars):

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Rents	$3,500	$112,627	$100,243	$90,421
Concession fees:
Minimum fixed obligations	7,653	246,304	227,535	230,443
Additional amounts, based on revenues	5,544	178,431	182,069	132,860

Total	$16,697	$537,362	$509,847	$453,724

        As of December 31, 2005, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

	Rents	Concessions
Years ended December 31, 2006	$90,871	$217,232
2007	78,605	184,295
2008	65,377	130,643
2009	48,691	93,197
2010	33,939	67,929
Years after 2010	119,036	394,147

        Many of our concession agreements and real estate leases require us to pay or reimburse operating expenses, such as common area charges and real estate taxes, to pay concession fees above guaranteed minimums or additional rent based on a percentage of revenues or sales (as defined in those agreements) arising at the relevant premises, or both. Such obligations are not reflected in the table of minimum future obligations appearing immediately above.

        In addition to the above, we have various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

			Predecessor
	Successor	Predecessor
			Years ended December 31,
	For the periods from
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Revenue earning equipment	$588	$18,926	$13,482	$18,101
Office and computer equipment	466	14,984	15,338	13,075

Total	$1,054	$33,910	$28,820	$31,176

        As of December 31, 2005, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands): 2006, $20,215; 2007, $6,876; 2008, $1,230; 2009, $506; 2010, $20; after 2010, $0.

Note 11—Segment Information

        We follow SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

        Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental of cars and light trucks, or "car rental"; and rental of industrial, construction and material handling equipment, or "equipment rental." The contribution of these segments, as well as "corporate and other," for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and years ended December 31, 2004 and 2003 are summarized below (in millions of dollars). Corporate and other includes general corporate expenses, certain interest expense, as well as other business activities, such as claim management.

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
			2004	2003
Revenues
Car rental	$131.8	$5,915.0	$5,507.7	$4,888.2
Equipment rental	22.5	1,392.8	1,162.2	1,038.1
Corporate and other	0.2	6.9	6.1	7.4

Total	$154.5	$7,314.7	$6,676.0	$5,933.7

Income (loss) before income taxes and minority interest
Car rental	$(16.2)	$390.8	$437.7	$278.7
Equipment rental	(11.4)	250.5	87.8	(21.8)
Corporate and other	(5.6)	(66.4)	(22.9)	(19.4)

Total	$(33.2)	$574.9	$502.6	$237.5

Depreciation of revenue earning equipment
Car rental	$37.4	$1,344.1	$1,228.6	$1,258.3
Equipment rental	6.4	211.8	234.7	265.1
Corporate and other	—	—	—	—

Total	$43.8	$1,555.9	$1,463.3	$1,523.4

Depreciation of property and equipment
Car rental	$4.1	$141.1	$136.1	$111.0
Equipment rental	1.2	36.4	36.7	36.2
Corporate and other	0.2	4.9	4.8	4.5

Total	$5.5	$182.4	$177.6	$151.7

Amortization of intangibles
Car rental	$1.1	$0.7	$0.6	$0.4
Equipment rental	1.0	—	—	0.6
Corporate and other	—	—	—	—

Total	$2.1	$0.7	$0.6	$1.0

Operating income (loss): pre-tax income (loss) before interest expense and minority interest
Car rental	$(0.6)	$735.7	$742.7	$550.5
Equipment rental	(8.1)	337.0	159.8	54.0
Corporate and other	1.2	(23.5)	(15.5)	(12.0)

Total	$(7.5)	$1,049.2	$887.0	$592.5

Revenue earning equipment and property and equipment
Car rental
Expenditures	$234.9	$11,530.1	$10,885.7	$9,292.1
Proceeds from disposals	(199.8)	(9,927.2)	(8,554.3)	(7,700.8)

Net expenditures	$35.1	$1,602.9	$2,331.4	$1,591.3

Equipment rental
Expenditures	$8.2	$987.9	$707.8	$368.3
Proceeds from disposals	(1.1)	(251.4)	(245.5)	(227.6)

Net expenditures	$7.1	$736.5	$462.3	$140.7

Corporate and other
Expenditures	$0.2	$2.7	$3.0	$2.9
Proceeds from disposals	—	(0.3)	(0.4)	(0.7)

Net expenditures	$0.2	$2.4	$2.6	$2.2

	Successor	Predecessor
	December 31,
	2005	2004
Total assets at end of year
Car rental	$11,456.4	$10,351.2
Equipment rental	3,418.8	2,156.7
Corporate and other	3,705.7	1,588.5

Total	$18,580.9	$14,096.4

Revenue earning equipment, net, at end of year
Car rental	$7,399.5	$7,597.2
Equipment rental	2,075.5	1,525.7
Corporate and other	—	—

Total	$9,475.0	$9,122.9

        We operate in the United States and in foreign countries. Foreign operations are substantially in Europe. The operations within major geographic areas are summarized as follows (in millions of dollars):

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Revenues
United States	$123.7	$5,150.5	$4,678.2	$4,257.1
Foreign	30.8	2,164.2	1,997.8	1,676.6

Total	$154.5	$7,314.7	$6,676.0	$5,933.7

Income (loss) before income taxes and minority interest
United States	$(19.1)	$371.6	$322.8	$132.5
Foreign	(14.1)	203.3	179.8	105.0

Total	$(33.2)	$574.9	$502.6	$237.5

Depreciation of revenue earning equipment
United States	$35.5	$1,179.8	$1,107.3	$1,240.8
Foreign	8.3	376.1	356.0	282.6

Total	$43.8	$1,555.9	$1,463.3	$1,523.4

Depreciation of property and equipment
United States	$4.6	$140.3	$136.4	$114.0
Foreign	0.9	42.1	41.2	37.7

Total	$5.5	$182.4	$177.6	$151.7

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Amortization of intangibles
United States	$1.3	$0.1	$—	$0.7
Foreign	0.8	0.6	0.6	0.3

Total	$2.1	$0.7	$0.6	$1.0

Operating income (loss): pre-tax income (loss) before interest expense and minority interest
United States	$2.8	$786.0	$661.3	$448.8
Foreign	(10.3)	263.2	225.7	143.7

Total	$(7.5)	$1,049.2	$887.0	$592.5

Revenue earning equipment and property and equipment
United States
Expenditures	$188.9	$8,762.3	$7,928.5	$6,801.4
Proceeds from disposals	(131.8)	(6,940.8)	(5,818.6)	(5,452.9)

Net expenditures	$57.1	$1,821.5	$2,109.9	$1,348.5

Foreign
Expenditures	$54.4	$3,758.4	$3,668.0	$2,861.9
Proceeds from disposals	(69.1)	(3,238.1)	(2,981.6)	(2,476.2)

Net expenditures	$(14.7)	$520.3	$686.4	$385.7

	Successor	Predecessor
	December 31,
	2005	2004
Total assets at end of year
United States	$13,981.0	$10,098.9
Foreign	4,599.9	3,997.5

Total	$18,580.9	$14,096.4

Revenue earning equipment, net, at end of year
United States	$7,270.9	$6,704.5
Foreign	2,204.1	2,418.4

Total	$9,475.0	$9,122.9

Note 12—Litigation and Guarantees

        On August 1, 2002, Jennifer Myers, an individual and on behalf of all others similarly situated, v. The Hertz Corporation was filed in the United States District Court for the Eastern District of New York. The complaint alleges a nationwide "opt-in collective action" on behalf of all Senior Station Managers, Station Managers and "B" Station Managers employed by us throughout the United States, contesting their exempt classification and seeking payment of overtime compensation under the federal Fair Labor Standards Act and seeks attorneys' fees and costs. Our motion for summary judgment was initially denied but, on reconsideration, the court granted our motion, in part, by ruling that the managers are salaried. This leaves to be tried the issue of the exempt status of the managers' duties. Plaintiffs' claims that we violated independent New York labor laws were previously dismissed and the plaintiffs' motion for opt in certification remains pending before the court.

        On August 28, 2003, Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation was commenced in the Superior Court of New Jersey, Essex County. Henderson purported to be a class action on behalf of all persons who purchased optional insurance products in the State of New Jersey or in other states from or through us at times that we did not have licenses to sell such insurance. The plaintiff sought unspecified compensatory damages, punitive damages, attorneys' fees, interest and costs and an order declaring such sales of insurance to be illegal, thereby voiding or making voidable the relevant contracts. In January 2004, our motion to dismiss was granted and an order of dismissal was thereafter entered. The plaintiff has appealed the dismissal, and that appeal has now been briefed, argued and submitted to the Superior Court of New Jersey, Appellate Division for a decision.

        On December 22, 2003, Stephen Moore, on behalf of himself and all others similarly situated, v. The Hertz Corporation was commenced in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County. Moore purported to be a class action on behalf of persons who rented vehicles from us in Florida and were allegedly overcharged for the recovery of a tire and battery solid waste management fee and the recovery of registration fees for the issuance of Florida license plates. Similar lawsuits were separately commenced by the same plaintiff against Avis Rent A Car System Inc. and Budget Rent A Car System, Inc. In February 2004, the plaintiff filed an amended class action complaint which alleged that, in addition to the initial causes of action, we deceptively collected an improper "federal excise tax" on frequent flyer mileage awards to class members. The plaintiff sought unspecified damages for the alleged improper and wrongful acts, attorneys' fees, costs and injunctive relief. We answered the amended complaint and discovery commenced. In January 2005, we filed a motion for summary judgment and the plaintiff filed a revised motion for class certification. In June 2005, our motion for summary judgment was granted and the plaintiff's revised motion for class certification was denied. A final judgment was thereafter entered. In July 2005, the plaintiff filed a notice of appeal and that appeal is currently being briefed.

        On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a Fuel and Service Charge, or "FSC," by us or all Texas residents who were charged a FSC by us. The complaint alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff seeks compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In response to various motions by us, the plaintiff has filed two amended complaints which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff is seeking punitive damages. After some limited discovery, we filed a motion for summary judgment in December 2004. That motion was denied in January 2005. The parties are now engaged in more extensive discovery.

        On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purports to be a class action, this time on behalf of Oklahoma residents who rented from us and incurred our FSC. The petition alleged that the imposition of the FSC is a breach of contract and amounts to an unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. The plaintiff seeks compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In March 2005, the trial court granted our motion to dismiss the action but also granted the plaintiff the right to replead. In April 2005, the plaintiff filed an amended class action petition, newly alleging that our FSC violates the Oklahoma Consumer Protection Act and that we have been unjustly enriched, and again alleging that our FSC is unconscionable under Article 2A of the Oklahoma Uniform Commercial Code. In May 2005, we filed a motion to dismiss the amended class action petition. In October 2005, the court granted our motion to dismiss, but allowed the plaintiff to file a second amended complaint by the end of October, which the plaintiff did. A third amended complaint was filed in November 2005 and we then answered the complaint. Discovery has now commenced.

        In February 2005, the Hazardous Materials Division of the San Diego Department of Environmental Health, or the "Department," indicated in writing that it was preparing to bring an administrative action against us due to an alleged noncompliance related to secondary containment testing for certain underground storage tanks located at one of our facilities. The Department verbally proposed a monetary penalty of approximately $113,000. We have commenced settlement discussions concerning the alleged violations.

        On December 13, 2005, Janelle Johnson, individually and on behalf of all other similarly situated persons v. The Hertz Corporation was filed in the Second Judicial District Court of the County of Bernalillo, New Mexico. As with the Gomez and Kochner cases, Johnson purports to be a class action, this time on behalf of all New Mexico residents who rented from us and who were charged a FSC. The complaint alleges that the FSC is unconscionable as a matter of law under pertinent sections of the New Mexico Uniform Commercial Code and that, under New Mexico common law, the collection of FSC does not constitute valid liquidated damages, but rather is a void penalty. The plaintiff seeks compensatory damages, with the return of all FSC paid or the difference between the FSC and its actual cost. In the alternative, the plaintiff requests that the court exercise its equitable jurisdiction and order us to cease and desist from our unlawful conduct and to modify our lease provisions to conform with applicable provisions of New Mexico statutory and common law. The complaint also asks for attorneys fees and costs. We have removed the action to the U.S. District Court for the District of New Mexico, and, in lieu of an answer, filed a motion to dismiss.

        We believe that we have meritorious defenses in the foregoing matters and will defend ourselves vigorously.

        In addition, we are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for bodily injury, including death, and property damage, referred to as "PL/PD," arising from the operation of motor vehicles and equipment rented from us and our licensees. In the aggregate, we can be expected to expend material sums to defend and settle PL/PD actions and claims or to pay judgments resulting from them.

        Among the PL/PD pending actions against us are a total of 161 actions filed in Mississippi on behalf of 1,560 plaintiffs seeking damages for silicosis, which the plaintiffs allegedly sustained from the use of equipment (primarily air compressors) rented from HERC. The complaints name HERC as one of approximately 88 co-defendants (including the manufacturers of the equipment allegedly rented from HERC). All similar cases previously filed against us in Texas were either voluntarily dismissed or settled for a nominal amount. PL/PD claims and actions are provided for within our PL/PD program.

        In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect our consolidated financial position, results of operations or cash flows.

Guarantees

        At December 31, 2005, the following guarantees were issued and outstanding.

        Indemnifications:    In the ordinary course of business, we execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable and estimable. The types of indemnifications for which payments are possible include the following:

        Sponsor:    On the Closing Date of the Acquisition, Hertz entered into indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

        Environmental:    We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued and those losses are reflected in our consolidated financial statements. As of December 31, 2005 and 2004, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheet in "Other accrued liabilities" were $3.9 million and $5.4 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site.

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

        Tax:    We provide various tax-related indemnifications as part of the transactions giving rise to the indemnification obligations. The indemnified party typically is protected from certain events that result in a tax treatment different from that originally anticipated. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. We are party to a number of tax indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Note 13—Quarterly Financial Information (Unaudited)

        A summary of the quarterly operating results during 2005 and 2004 were as follows (in thousands of dollars):

	Predecessor					Predecessor		Successor
						For the periods from
	First Quarter 2005	Second Quarter 2005		Third Quarter 2005		October 1, 2005 to December 20, 2005		December 21, 2005 to December 31, 2005
Revenues	$1,640,573	$1,862,329		$2,123,630		$1,688,213		$154,469
Operating income (loss): pre-tax income (loss) before interest expense and minority interest	134,691	267,386	(1)	405,460	(2)	241,616	(5)	(7,483	)(5)
Income (loss) before income taxes and minority interest	35,479	154,554	(1)	264,296	(2)(3)	120,577	(5)(6)	(33,218	)(5)
Net income (loss)	20,875	99,200		205,221	(4)	73,527	(7)	(21,346)
	Predecessor
	First Quarter 2004	Second Quarter 2004		Third Quarter 2004		Fourth Quarter 2004
Revenues	$1,456,244	$1,656,122		$1,879,197		$1,684,389
Operating income: pre-tax income before interest expense and minority interest	82,967	241,459	(8)	353,236		209,354	(10)
Income (loss) before income taxes and minority interest	(4,996)	146,716	(8)	250,864		109,968	(10)
Net income (loss)	(3,283)	95,466		184,440	(9)	88,848	(9)

(1)
Includes a $14.9 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our domestic car rental operations and our North American equipment rental operations.

(2)
Includes a $9.8 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our domestic car rental operations and our North American equipment rental operations.

(3)
Includes interest expense of $16.3 million on the Intercompany note payable to Ford Holdings LLC (relating to the dividend declared and paid June 10, 2005).

(4)
Includes the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million.

(5)
The total combined fourth quarter of 2005 includes a $10.3 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our domestic car rental operations and our North American equipment rental operations.

(6)
Includes interest expense of $15.6 million on the Intercompany note payable to Ford Holdings LLC (relating to the dividend declared and paid on June 10, 2005) for the Predecessor period October 1, 2005 to December 20, 2005. The note was repaid on December 21, 2005.

(7)
Includes favorable foreign tax adjustments of $5.3 million.

(8)
Includes $7.0 million received regarding claims made by us on our insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001.

(9)
Includes favorable foreign tax adjustments of $23.3 million in the third quarter of 2004 and net favorable domestic and foreign tax adjustments of $23.3 million in the fourth quarter of 2004.

(10)
Includes a final gain of $7.5 million from the condemnation of a car rental and support facility in Florida.

Note 14—Financial Instruments

        Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, short term investments and trade receivables. We place our cash equivalents with a number of financial institutions and investment funds to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2005, we had no significant concentration of credit risk.

Cash and Equivalents

        Fair value approximates cost indicated on the balance sheet at December 31, 2005 because of the short-term maturity of these instruments.

Debt

        For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities. Since all debt was recorded at fair value on December 21, 2005 due to the Acquisition, the fair value approximates carrying value at December 31, 2005. The fair value of all debt at December 31, 2004 approximated $8.63 billion, compared to carrying value of $8.43 billion.

Derivative Instruments and Hedging Activities

        We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow and interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures. We document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions.

Interest Rate Risk

        From time to time, we enter into interest rate swap agreements to manage interest rate risk. Effective September 30, 2003, we entered into interest rate swap agreements relating to the issuance of our 4.7% Notes due October 2, 2006. Effective June 3, 2004, we entered into interest rate swap agreements relating to the issuance of our 6.35% Notes due June 15, 2010. Under these agreements, we pay interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. These swaps were accounted for as fair value hedges under SFAS 133. Prior to the Acquisition, the swap transactions qualified for the short-cut method of recognition under SFAS 133; therefore, no portion of the swaps were treated as ineffective. As of December 31, 2004, the fair values of the interest rate swaps associated with the 4.7% Notes and the 6.35% Notes were $7.0 million and $11.5 million, respectively. The fair value relating to the interest rate swap on the 4.7% Notes was reflected in the consolidated balance sheet in "Other accrued liabilities" with an offsetting decrease in "Debt." The fair value related to the interest rate swap on the 6.35% Notes was reflected in the consolidated balance sheet in "Prepaid expenses and other assets" with a corresponding increase in "Debt." As a result of the Acquisition, a significant portion of the underlying fixed rate debt was tendered, causing the interest rate swaps to be ineffective as of December 21, 2005. Consequently, as fair value hedge accounting must now be discontinued, any changes in the fair value of the derivatives are now recognized in earnings. As of December 31, 2005, the fair value adjustments relating to the interest rate swaps on the 4.7% Notes and the 6.35% Notes were $8.4 million and $8.7 million, respectively, which were reflected in the consolidated balance sheet in "Other accrued liabilities." Between December 21, 2005 (the date that hedge accounting was discontinued) and December 31, 2005, the fair value adjustment related to these swaps was a gain of $2.7 million, which was recorded in earnings. See Note 16—Subsequent Events.

        In connection with the Acquisition and the issuance of $3.55 billion of floating rate U.S. Fleet Debt, Hertz Vehicle Financing LLC, or "HVF," a consolidated special purpose entity, entered into seven interest rate swap agreements, or the "HVF swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with FAS 133. The HVF swaps were entered into for the purpose of locking in the interest cash outflows on the floating rate U.S. Fleet Debt. These agreements mature at various terms, in connection with the associated debt obligations, through November 25, 2011. Under these agreements, we pay interest at a fixed rate in exchange for variable rate receipts, effectively transforming the floating rate U.S. Fleet Debt Notes to fixed rate obligations. For the Successor period ended December 31, 2005, we recognized $1.0 million of additional interest expense, which resulted from the inherent ineffectiveness associated with the HVF swaps, as these interest rate swaps were entered into at off-market rates. HVF paid $44.8 million to reduce the fixed rate leg of the swap from the prevailing market rates to 4.5%. As of December 31, 2005, the fair value of these interest rate swap agreements was $37.0 million, which is reflected in the consolidated balance sheet in "Prepaid expenses and other assets."

        Also in connection with the issuance of $3.55 billion of floating rate U.S. Fleet Debt, we entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF swaps in the event of a default by HVF on the asset backed notes, which will cause a "rapid amortization" of the notes. In the event of a "rapid amortization period," the differential is transferred to us. There was no initial payment associated with these differential swaps and their notional amounts are and will continue to be zero unless 1) there is an amortization event, which causes the rapid amortization of the loan balance, 2) there is an increased probability that an amortization event will occur, which would cause the rapid amortization of the loan balance, or 3) the debt is prepaid. Given this and that the initial assessment of the probability of the occurrence of an amortization event is considered remote, the current fair value of the differential swaps is considered to be zero. Should any of the above events occur, then the differential swaps will have a fair value, which will result in the differential swaps being recorded at fair value on the balance sheet, with a corresponding amount affecting earnings, as there is no qualifying hedge relationship.

        In connection with our Euro Medium Term Notes, or the "Euro Medium Term Notes," that were not tendered to us in connection with the Acquisition, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006, maturing on July 16, 2007. The purpose of this swap is to lock in the interest cash outflows on the variable rate Euro Medium Term Notes. As the critical terms of the swap and remaining portion of the Euro Medium Term Notes match, the swap qualifies for cash flow hedge accounting and the shortcut method of assessing effectiveness, in accordance with FAS 133. Therefore, the fair value of the swap will be carried on the balance sheet, with offsetting gains or losses recorded in other comprehensive income. At December 31, 2005, the fair value of this swap was zero.

Foreign Currency Risk

        We have entered into arrangements to manage exposure to fluctuations in foreign exchange rates, for selected marketing programs. These arrangements consist of the purchase of foreign exchange options. At December 31, 2005, the total notional amount of these instruments was $15.5 million, maturing at various dates in 2006 and 2007, and the fair value of all outstanding contracts, was approximately $0.3 million. The fair value of the foreign currency instruments was estimated using market prices provided by financial institutions. Gains and losses resulting from changes in the fair value of these instruments are included in earnings. The total notional amount included options to sell British Pounds, Yen, Canadian dollars and Euro, in the amounts of $9.5 million, $2.3 million, $2.2 million and $1.5 million, respectively.

        We manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our foreign subsidiaries by entering into foreign currency forward contracts, or "forwards," at the time of the loans. The forward rate is reflected in the intercompany loan rate to the foreign subsidiaries, and as a result, the forward contracts have no material impact on earnings. At December 31, 2005, the total notional amount of these forwards was $31.4 million, maturing within one month. The total notional amount includes forwards to sell Euro and Australian dollars in the notional amounts of $17.7 million and $13.7 million, respectively.

Note 15—Related Party Transactions

Relationship with Ford

        Prior to the Acquisition, we were an indirect wholly owned subsidiary of Ford. We and certain of our subsidiaries had entered into contracts, or other transactions or relationships, with Ford or subsidiaries of Ford, the most significant of which are described below.

Car purchases/repurchases and advertising arrangements

        Over the three years ended December 31, 2005, on a weighted-average basis, approximately 45% of the cars acquired by us for our U.S. car rental fleet, and approximately 33% of the cars acquired by us for our international fleet, were manufactured by Ford and subsidiaries. During 2005, approximately 41% of the cars we acquired domestically were manufactured by Ford and subsidiaries and approximately 34% of the cars we acquired for our international fleet were manufactured by Ford and subsidiaries, which represented the largest percentage of any automobile manufacturer in that year.

        On July 5, 2005, Hertz, one of its wholly owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expiring August 31, 2010, that covers the 2005 through 2010 vehicle model years. This agreement replaces and supersedes previously existing joint advertising and vehicle supply agreements that would have expired August 31, 2007.

        The terms of the Master Supply and Advertising Agreement only apply to our fleet requirements and advertising in the United States and to Ford, Lincoln or Mercury brand vehicles, or "Ford Vehicles." Under the Master Supply and Advertising Agreement, Ford has agreed to supply to us and we have agreed to purchase from Ford, during each of the 2005 through 2010 vehicle model years, a specific number of Ford Vehicles. Ford has also agreed in the Master Supply and Advertising Agreement to pay us a contribution toward the cost of our advertising of Ford Vehicles equal to one-half of our total expenditure on such advertising, up to a specified maximum amount. To be eligible for advertising cost contribution under the Master Supply and Advertising Agreement, the advertising must meet certain conditions, including the condition that we feature Ford Vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. It further provides that the amounts Ford will be obligated to pay to us for our advertising costs will be increased or reduced according to the number of Ford Vehicles acquired by us in any model year, provided Ford will not be required to pay any amount for our advertising costs for any year if the number of Ford Vehicles acquired by us in the corresponding model year is less than a specified minimum except to the extent that our failure to acquire the specified minimum number of Ford Vehicles is attributable to the availability of Ford Vehicles or Ford vehicle production is disrupted for reasons beyond the control of Ford. To the extent we acquire less than a specified minimum number of Ford Vehicles in any model year, we have agreed to pay Ford a specified amount per vehicle below the minimum.

        The amounts contributed by Ford for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and years ended December 31, 2004 and 2003 were (in millions of dollars) $1.3, $42.4, $38.1 and $47.9, respectively. The advertising contributions paid by Ford for the 2005 vehicle model year under the Master Supply and Advertising Agreement were less than the advertising contributions we received from Ford for the 2004 model year. We expect that contributions in future years may also be below levels for the 2005 model year based upon anticipated reductions in the number of Ford Vehicles to be acquired. We do not expect that the reductions in Ford's advertising contributions will have a material adverse effect on our results of operations. We incurred net advertising expense for the Successor period ended December 31, 2005 and the

Predecessor period ended December 20, 2005 and years ended December 31, 2004 and 2003 of (in millions of dollars) $5.0, $159.9, $168.3 and $126.9, respectively.

        Under the terms of the Master Supply and Advertising Agreement we will be able to enter into vehicle advertising and supply agreements with other automobile manufacturers in the United States and in other countries, and we intend to explore those opportunities. However, we cannot offer assurance that we will be able to obtain advertising contributions from other automobile manufacturers that will mitigate the reduction in Ford's advertising contributions.

        Ford subsidiaries and affiliates also supply other brands of cars, including Jaguar, Volvo, Mazda and Land Rover cars, to us in the United States under arrangements separate from the Master Supply and Advertising Agreement. In addition, Ford, its subsidiaries and affiliates are significant suppliers of cars to our international operations.

        During the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and years ended December 31, 2004 and 2003, we purchased cars from Ford and its subsidiaries at a cost of approximately (in billions of dollars) $0.1, $4.7, $4.4 and $4.9, respectively. and sold cars to Ford and its subsidiaries under various repurchase programs for approximately (in billions of dollars) $0.1, $3.5, $3.3 and $3.8, respectively.

Stock option plan

        Certain employees of ours participate in the stock option plan of Ford under Ford's 1998 Long-Term Incentive Plan. As a result of the Acquisition, all outstanding options became vested. See Note 1—Summary of Significant Accounting Policies and Note 7—Stock-Based Employee Compensation.

Financial arrangements

        In February 1997, Ford extended us a line of credit of $500.0 million, which was to expire on June 30, 2006. This line of credit had an evergreen feature that provided on an annual basis for automatic one-year extensions of the expiration date, unless notice was provided by Ford at least one year prior to the then scheduled expiration date. The line of credit automatically terminated however, at any time Ford ceased to own, directly or indirectly, our capital stock having more than 50% of the total voting power of all our outstanding capital stock. Our obligations under this agreement would have ranked pari passu with our senior debt securities. A commitment fee of 0.2% per annum was payable on the unused available credit. This line of credit terminated as a result of the Acquisition.

        We maintained a Sales Agency Agreement with Ford Financial Services, Inc, or "FFS," a NASD registered broker/dealer and an indirect wholly owned subsidiary of Ford, whereby FFS acted as a dealer for our domestic commercial paper programs. Through our subsidiary Hertz Australia Pty. Limited, had a similar agreement with Ford Credit Australia Limited, also an indirect wholly owned subsidiary of Ford. These commercial paper agreements terminated as a result of the Acquisition.

        As of December 31, 2004, Ford owed us and our subsidiaries $445.2 million, the majority of which related to various car repurchase and warranty programs. The balance at December 31, 2004, also included $250.7 million which represented amounts due under a tax sharing agreement with Ford. As of December 31, 2004, we owed Ford $76.5 million, (which was included in "Accounts payable" in our consolidated balance sheet), relating to vehicles purchased, and included the liability for Ford stock-based employee compensation. As a result of the Acquisition, all existing and future Ford receivables and payable relating to vehicles repurchased/sold and purchased, respectively, are classified as external manufacturer receivables and payables, respectively.

        We historically made short-term investments with a Ford-controlled investment fund that pooled and invested excess cash balances of certain Ford subsidiaries to maximize returns. These short-term investments totaled $557.0 million at December 31, 2004. Prior to the Acquisition, these short-term investments were liquidated.

Taxes

        Prior to the Acquisition, we and our domestic subsidiaries filed consolidated Federal income tax returns with Ford. We had entered into a tax sharing agreement with Ford providing that we and Ford would make payments between us such that, with respect to any period, the amount of taxes to be paid by us (subject to certain adjustments) would be determined as though we were to file separate federal, state and local income tax returns as the common parent of an affiliated group of corporations filing combined, consolidated or unitary federal, state and local returns, rather than a consolidated subsidiary of Ford, with respect to federal, state and local income taxes. With respect to foreign tax credits, the agreement provided that our right to reimbursement will be determined based on usage of such foreign tax credits by the consolidated group.

        On December 21, 2005, in connection with the Acquisition, we terminated our tax sharing agreement with Ford. In connection with the termination of the agreement, all payables and receivables under the agreement between us and Ford were cancelled, and neither we nor Ford have any future rights or obligations under the agreement.

Other relationships and transactions

        We and Ford also engage in other transactions in the ordinary course of our respective businesses. These transactions include providing equipment rental services to Ford, our providing insurance and insurance claim management services to Ford and our providing car rental services to Ford. In addition, Ford subsidiaries are our car rental licensees in Scandinavia and Finland.

Relationship with Hertz Holdings and CCMG Corporation

        On the Closing Date of the Acquisition, we entered into consulting agreements, or the "Consulting Agreements," with Hertz Holdings and each of the Sponsors (or one of their affiliates), pursuant to which such Sponsor or its affiliate will provide Holdings, us and our subsidiaries with financial advisory and management consulting services. Pursuant to the Consulting Agreements, we will pay to each Sponsor or its affiliate an annual fee of $1 million for such services, plus expenses, unless the Sponsors unanimously agree to a higher amount, and we may pay to them a fee for certain types of transactions that Holdings or its subsidiaries complete. If an individual designated by Clayton, Dubilier & Rice, Inc., or "CD&R," serves as both Chairman of our board of directors and Chief Executive Officer for any quarter, we will pay CD&R an additional fee of $500,000 for that quarter.

        Our obligations under the Senior Term Facility and Senior ABL Facility are guaranteed by CCMG Corporation. See Note 3—Debt.

Sponsors

        On the closing date of the Acquisition, Hertz entered into indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors, pursuant to which

Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. See Note 12—Litigation and Guarantees.

        In connection with the Acquisition, Hertz paid a fee of $25 million to each Sponsor and reimbursed certain expenses of the Sponsors and their affiliates. Of this amount, $35 million has been recorded as deferred finance charges and $40 million has been recorded as direct costs of the Acquisition. In addition, an affiliate of one of the Sponsors was engaged to provide advisory services to the Sponsors and was paid a fee of $5 million. This affiliate is in the business of providing such services and was engaged by the Sponsors in an arms-length transaction.

Note 16—Subsequent Events

Interest Rate Swaps

        During January 2006, we assigned our interest rate swaps relating to our 4.7% Notes due October 2, 2006 and our 6.35% Notes due June 15, 2010 to a third party in return for cash. As a result of the assignment of these interest rate swaps, we recorded a gain of $6.6 million in our results for January 2006.

Hertz Holdings Stock Incentive Plan

        On February 15, 2006, our Board of Directors and that of Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan." The Stock Incentive Plan provides for the sale of shares of Hertz Holdings stock to our named executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by the shareholders of Hertz Holdings on March 8, 2006.

        All option grants will be non-qualified options with a per-share exercise price no less than fair market value of one share of Hertz Holdings stock on the grant date. Any stock options granted will generally have a term of ten years, and unless otherwise determined by the Board or the Compensation Committee of Hertz Holdings will vest in five equal annual installments. The Board or Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Hertz Holdings experiences a change in control (as defined in the Stock Incentive Plan) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee's death or disability (as defined in the Stock Incentive Plan). Upon a termination for cause (as defined in the Stock Incentive Plan), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earliest of the expiration of their term or 60 days following termination of employment (180 days in the case of death, disability or retirement at normal retirement age).

        Unless sooner terminated by our Board of Directors, the Stock Incentive Plan will remain in effect until February 15, 2016.

        Hertz Holdings is currently conducting an equity offering to approximately 350 of our executives and key employees. Any shares sold or options granted to our employees in connection with this equity offering will be subject to and governed by the terms of the Hertz Holdings Stock Incentive Plan. The offering is expected to close on or about April 28, 2006.

SCHEDULE II

THE HERTZ CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

			Additions
	Balance at Beginning of Period		Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
	(In thousands of dollars)
Allowance for doubtful accounts:
Successor
For the period from December 21, 2005 to December 31, 2005	$—	(a)	$462	$(10)	$(8	)(b)	$460
Predecessor
For the period from January 1, 2005 to December 20, 2005	$30,447		$11,447	$(1,202)	$22,529	(b)	$18,163
Year ended December 31, 2004	$35,758		$14,133	$1,123	$20,567	(b)	$30,447
Year ended December 31, 2003	$29,047		$23,053	$3,646	$19,988	(b)	$35,758

(a)
The underlying accounts receivable were revalued at their estimated net realizable value as of the date of the Acquisition. Accordingly, the allowance for doubtful accounts was valued at zero.

(b)
Amounts written off, net of recoveries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

        No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the names, ages and number of years employed by us as of March 31, 2006 and positions of our executive officers and directors.

Name	Age	Number of Years Employed by Us	Position
George W. Tamke	58	—	Chairman of the Board of Directors
Craig R. Koch	59	34	Chief Executive Officer and Director
Paul J. Siracusa	60	36	Executive Vice President and Chief Financial Officer
Joseph R. Nothwang	58	29	Executive Vice President and President, Vehicle Rental and Leasing, The Americas and Pacific
Brian J. Kennedy	64	22	Executive Vice President, Sales & Marketing
Gerald A. Plescia	50	26	Executive Vice President and President, HERC
Michel Taride	49	20	Executive Vice President and President, Hertz Europe Limited
Harold E. Rolfe	48	7	Senior Vice President, General Counsel & Secretary
Irwin Pollack	49	27	Senior Vice President, Employee Relations
Charles L. Shafer	62	40	Senior Vice President, Quality Assurance & Administration
Claude B. Burgess III	51	26	Senior Vice President, Technology & e-Business
Richard J. Foti	59	27	Staff Vice President and Controller
Robert H. Rillings	65	44	Staff Vice President and Treasurer
Nathan K. Sleeper	32	—	Director
David H. Wasserman	39	—	Director
William E. Conway, Jr.	56	—	Director
Gregory S. Ledford	48	—	Director
George A. Bitar	41	—	Director
Robert F. End	50	—	Director

        Mr. Tamke has served as the Chairman of our Board of Directors since shortly after the Acquisition. Mr. Tamke is an operating principal with CD&R. Prior to joining CD&R in 2000, he was an executive at Emerson Electric Co., a manufacturer of electrical and electronic equipment, serving as President and Chief Executive Officer from 1997 to 1999 and as Vice Chairman and Co-Chief Executive Officer from 1999 to February 2000. He has served as a director of Target Corp. since March 2000 and as Chairman of Culligan Ltd. since October 2004 and was previously Chairman and Chief Executive Officer of Kinko's, Inc.

        Mr. Koch was elected Chief Executive Officer on January 1, 2004. From January 1, 2004 until December 21, 2005, he served as Chairman of the Board and Chief Executive Officer. From January 2000 until December 31, 2003 he served as President and Chief Executive Officer. From August 1993 until December 1999 he served as President and Chief Operating Officer. From February 1988 until August 1993 he served as Executive Vice President and President of North America Car Rental Operations. From May 1987 to February 1988 he served as a President and Chief Operating Officer. From October 1983 until May 1987 he served as Executive Vice President and General Manager of our Car Rental Division. From March 1980 until October 1983 he served as Vice President and General Manager. Mr. Koch has been a director on our Board of Directors since June 1994 and previously served as a director from May 1987 to July 1993 and from October 1983 to

September 1985. On October 27, 2005, Mr. Koch announced his current intention to retire from Hertz effective January 1, 2007.

        Mr. Siracusa has served as Executive Vice President and Chief Financial Officer since August 1997. From January 1996 to August 1997 he served as Vice President, Finance and Chief Financial Officer, Hertz International, Ltd., based in England. He served as Staff Vice President and Controller Worldwide Rent A Car from August 1994 until December 1995 and has served in various other financial positions with us since 1969. Mr. Siracusa served as a director on our Board of Directors from January 2004 until December 2005.

        Mr. Nothwang has served as Executive Vice President and President of Vehicle Rental and Leasing, The Americas and Pacific, since January 2000. From September 1995 until December 1999 he was Executive Vice President and General Manager, U.S. Car Rental Operations. From August 1993 until August 1995 he was Vice President and General Manager U.S. Car Rental Operations. Prior to that he was Division Vice President, Region Operations since 1985. He served in various other operating positions with us between 1976 and 1985.

        Mr. Kennedy has served as Executive Vice President, Sales & Marketing since February 1988. From May 1987 through January 1988 he served as Executive Vice President and General Manager of our Car Rental Division, prior to which, from October 1983, he served as Senior Vice President, Marketing.

        Mr. Plescia has served as Executive Vice President and President, HERC since July 1997. From September 1991 until June 1997 he served as Division Vice President, Field Operations, HERC and has served in various other operations and financial positions with us since 1979.

        Mr. Taride has served as Executive Vice President and President, Hertz Europe Limited since January 2003. From January 2003 until December 2003 he served as Vice President and President, Hertz Europe Limited. From April 2000 until December 2002 he served as Vice President and General Manager, Rent A Car, Hertz Europe Limited. From July 1998 to March 2000, he was General Manager, Rent A Car France and HERC Europe. Previously, he served in various other operating positions in Europe from 1985 to 1998.

        Mr. Rolfe has served as Senior Vice President and General Counsel since October 1998 and as Secretary since May 1999. Previously he served as Vice President and General Counsel, Corporate Property Investors, New York, New York from June 1991 until September 1998.

        Mr. Pollack has served as Senior Vice President, Employee Relations since January 2005. From July 2000 until December 2004 Mr. Pollack served as Division Vice President, Employee Relations, Vehicle Rental and Leasing, The Americas and Pacific. He served in various other Employee Relations positions with us from 1978 to 1999.

        Mr. Shafer has served as Senior Vice President, Quality Assurance & Administration, since January 2003. From February 1998 until December 2002 he had served as Vice President and President, Hertz Europe Limited. From January 1991 until January 1998 he was Division Vice President, Western Region Rent A Car Operations. He served in various other operating positions with us from 1966 to 1990.

        Mr. Burgess has served as Senior Vice President, Technology and e-Business since February 2003. From March 2000 until January 2003 he served as Vice President, Technology and e-Business. From May 1997 until February 2000 he served as Staff Vice President, Acquisitions and Diversified Businesses. Prior to that he served as Division Vice President, Florida Rent A Car Operations from September 1993 until May 1997. He served in various other operating positions, both domestically and internationally, from 1979 to 1997.

        Mr. Foti has served as Staff Vice President and Controller since July 1997. Previously he served as Staff Vice President, Internal Audit from February 1990 until June 1997. Previously he served in various other financial positions with us since 1978.

        Mr. Rillings has served as Staff Vice President and Treasurer since November 1986. Previously he served in various other positions with us since 1961.

        Mr. Sleeper has served as one of our directors since shortly after the Acquisition. Mr. Sleeper is a financial principal of CD&R, which he joined in 2000. Prior to joining CD&R, he was employed by Goldman, Sachs & Co. in the Investment Banking Area. He has also been employed by Tiger Management. He has served as a director of Culligan Ltd. since October 2004.

        Mr. Wasserman has served as one of our directors since shortly after the Acquisition. Mr. Wasserman is a financial principal of CD&R, which he joined in 1998. Prior to joining CD&R, he was employed by Goldman, Sachs & Co. in the Principal Investment Area. He has also been employed by Fidelity Capital and as a management consultant. Mr. Wasserman serves on the Board of Directors of Culligan Ltd., Covansys Corporation and ICO Global Communications and formerly served as a director of Kinko's, Inc.

        Mr. Conway has served as one of our directors since shortly after the Acquisition. Mr. Conway is a Founding Partner and has been a Managing Director of Carlyle since 1987. From 1984 until 1987, Mr. Conway served as Senior Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Conway was a Vice President of MCI from 1981 to 1984. Before joining MCI, Mr. Conway served in a variety of positions for almost ten years with First National Bank of Chicago in the areas of corporate finance, commercial lending, workout loans and general management. Mr. Conway is Co-Lead Independent Director of the Board of Directors of Sprint Nextel Corporation, and former Chairman of the Board of United Defense Industries and Nextel Communications. Mr. Conway also serves on the Board of Directors of several private companies in which Carlyle has significant investments.

        Mr. Ledford has served as one of our directors since shortly after the Acquisition. Mr. Ledford is a Managing Director of Carlyle. Mr. Ledford joined Carlyle in 1988 and is currently head of the firm's Automotive and Transportation practice. He led the firm's investments in Horizon Lines Holdings Corporation, Grand Vehicle Works Holdings Corporation and Piedmont/Hawthorne Holdings Inc. From 1991 to 1997, he was Chairman and CEO of The Reilly Corp., a former Carlyle portfolio company that was successfully sold in September 1997. Prior to joining Carlyle, Mr. Ledford was Director of Capital Leasing for MCI Telecommunications. Mr. Ledford serves on the Board of Directors of AxleTech International Holdings, Inc.

        Mr. Bitar has served as one of our directors since shortly after the Acquisition. Mr. Bitar is a Managing Director in the Merrill Lynch Global Private Equity Division where he serves as Co-Head of the U.S. Region, and a Managing Director in Merrill Lynch Global Partners, Inc., the Manager of ML Global Private Equity Fund, L.P., a proprietary private equity fund. Prior to joining the Global Private Equity Division, Mr. Bitar was a Vice President in the High Yield Finance and Restructuring Group of Merrill Lynch & Co., Inc., or "Merrill Lynch," where he worked for four years. Mr. Bitar joined Merrill Lynch in 1990.

        Mr. End has served as one of our directors since shortly after the Acquisition. Since rejoining Merrill Lynch in 2004, Mr. End has been a Managing Director in the Merrill Lynch Global Private Equity Division where he serves as Co-Head of the US Region, and a Managing Director in Merrill Lynch Global Partners, Inc., the Manager of ML Global Private Equity Fund, L.P., a proprietary private equity fund. Previously, Mr. End was a founding Partner and Director of Stonington Partners Inc., a private equity firm established in 1994. Prior to leaving Merrill Lynch in 1994, Mr. End was a Managing Director of Merrill Lynch Capital Partners, the firm's private equity group. Mr. End joined Merrill Lynch in 1986 and worked in the Investment Banking Division before joining the private equity group in 1989.

Composition of our Board of Directors

        Our business and affairs are managed under the direction of our Board of Directors, or "Board." Our Board is composed of eight directors, one of whom is Mr. Koch, our Chief Executive Officer. Our audit committee is comprised of Messrs. Nathan K. Sleeper, Gregory S. Ledford and George A. Bitar. While each member of our audit committee has significant financial experience, our Board has not designated any member of the audit committee as an "audit committee financial expert" but expects to do so in the future. None of the members of the audit committee are considered "independent" as defined in federal securities laws.

Code of Ethics

        We have adopted written Standards of Business Conduct (the "Code of Ethics") applicable to our chief executive officer, chief financial officer, controller and all other officers and employees of Hertz and its subsidiaries worldwide. Copies of the Code of Ethics are available without charge, upon request in writing to The Hertz Corporation, 225 Brae Boulevard, Park Ridge, New Jersey 07656-0713, Attention: Corporate Secretary.

ITEM 11.    EXECUTIVE COMPENSATION

        We have established executive compensation plans that link compensation with the performance of our Company. We will periodically review our executive compensation programs to ensure that they are competitive.

Summary Compensation Table

        The following table shows the compensation earned by our Chief Executive Officer and our four other most highly compensated executive officers, whom we refer to as the "named executive officers" for the years indicated.

					Long-Term Compensation
	Annual Compensation(1)			Awards		Payouts
Name and Principal Position	Year	Salary($) (2)	Bonus($) (3)	Other Annual Compensation ($)(4)(5)	Securities Underlying Options# (6)	LTIP Payouts($) (7)	All Other Compensation ($)(8)
Craig R. Koch	2005	957,500	2,099,000	174,592	161,000	1,600,000	6,300
Chairman of the Board and	2004	910,000	2,202,200	104,754	161,000	578,400	6,500
CEO	2003	893,846	946,400	109,911	161,000	900,000	6,000
Joseph R. Nothwang	2005	545,962	681,300	9,500	103,000	800,000	6,300
Executive Vice President	2004	515,000	845,115	6,000	103,000	289,200	6,500
	2003	502,308	392,430	—	103,000	500,000	6,000
Paul J. Siracusa	2005	475,000	745,300	1,300	64,000	600,000	6,300
Executive Vice President	2004	454,231	804,650	2,100	64,000	192,800	6,500
and Chief Financial	2003	444,519	323,960	1,800	64,000	360,000	6,000
Officer

Michel Taride	2005	491,913	592,513	136,545	52,000	240,000	—
Executive Vice President	2004	475,254	757,460	163,930	52,000	57,840	—
	2003	410,000	367,032	225,001	52,000	60,000	—
Gerald Plescia	2005	385,000	696,496	13,267	45,000	400,000	6,300
Executive Vice President	2004	373,077	613,613	—	45,000	115,680	6,500
	2003	365,000	148,044	4,287	45,000	240,000	6,000

(1)
Mr. Taride's annual compensation is paid in pounds sterling which have been converted at an average exchange rate for each year (2005—£1.00 = $1.8219; 2004—£1.00 = $1.8279; 2003—£1.00 = $1.6400).

(2)
Amounts included consist of salary payments for the respective year and amounts deferred pursuant to section 401(k) of the Internal Revenue Code of 1986, as amended, or the "Code."

(3)
Includes bonuses earned for the respective year and paid in the subsequent year, as well as amounts paid in 2005 related to the close of the Transactions.

(4)
For 2005, 2004 and 2003, amounts paid to Mr. Koch include personal use of our aircraft in the amounts of $157,268, $92,473 and $94,438, respectively, and tax gross-up payments related to personal use of our aircraft in the amounts of $12,324, $9,531 and $15,473, respectively. For information regarding our security policy and use of our aircraft by our executives, See "—Security Policy and Valuing the Use of Our Aircraft" below.

(5)
Country club memberships were reimbursed to Mr. Plescia ($6,885 in 2005) and Mr. Nothwang ($6,500 in 2005 and $6,000 in 2004). Amounts reimbursed for financial advice under a financial assistance program for 2005, 2004 and 2003 were as follows: Mr. Koch—$5,000, $2,750, $0; Mr. Nothwang—$3,000, $0, $0; Mr. Siracusa—$1,300, $2,100, $1,800; and Mr. Plescia—$6,382, $0, $4,287. Amounts paid to Mr. Taride include $78,573 for housing benefits, $53,271 for tax gross-up payments related to housing benefits and $4,701 in fuel allowances for 2005; $43,870 for tax equalization, $68,418 for housing benefits, $46,926 for tax gross-up payments related to housing benefits and $4,716 in fuel allowances for 2004; $118,080 for tax equalization, $62,059 for housing benefits, $40,631 for tax gross-up payments related to housing benefits and $4,231 in fuel allowances for 2003.

(6)
See "—Ford Stock Options" below.

(7)
Includes long term incentive bonuses earned for the prior year and paid in the indicated year.

(8)
Represents the amounts contributed by us to the Income Savings Plan for the respective year. Mr. Taride does not participate in this plan.

Security Policy and Valuing the Use of Our Aircraft

        We own an aircraft for the purpose of encouraging and facilitating business travel by our senior executives, primarily Mr. Koch, generally for travel in the United States and, less frequently, internationally. The pilots who fly our aircraft are our salaried employees. Our security policy calls for Mr. Koch to use our aircraft for most domestic travel and, where feasible and advisable, certain international travel. We believe that this policy provides several business benefits to us. Our policy is intended to ensure the personal safety of Mr. Koch, who maintains a significant public role as the leader of our Company. In addition, our policy is intended to facilitate Mr. Koch's availability and to maximize his time available for company business. The methodology that we use to value personal use of our aircraft as a perquisite calculates the incremental cost to us of providing the benefits based on the actual cost of fuel, crew expenses, on-board catering and other, small variable costs. Because our aircraft is used primarily for business travel, this valuation methodology excludes the fixed costs which do not change based on usage, such as pilots' salaries, the purchase cost of the aircraft and fixed maintenance costs.

Ford Stock Options

        Prior to the Acquisition, certain of our employees, including the named executive officers, were granted options to purchase shares of Ford common stock under the Ford Motor Company 1998 Long-Term Incentive Plan, or the "1998 Plan." As a result of the Acquisition, no further grants will be made to our employees or named executive officers under the 1998 Plan and we have no obligations to our executives (or other employees) with regard to these options. In general, whether exercising stock options is profitable depends on the relationship between Ford's common stock market price and the options' exercise prices, as well as on the grantee's investment decisions. Options that are "in the money" on a given date can become "out of the money" if the price changes on the stock market. For these reasons, we believe that placing a current value on outstanding options is highly speculative and may not represent the true benefit, if any, that may be realized by the grantee. Since the closing of the Acquisition, we have no obligations to our executives (or other employees) with respect to these options.

        We also maintain the Hertz Long-Term Equity Compensation Plan, or the "1997 Plan" pursuant to which certain of our employees, including the named executive officers, hold options to purchase shares of common stock of Ford. The 1997 Plan was administered by our Board of Directors, and no new grants have been made under this plan since Ford acquired all of our outstanding common stock in 2001 and no new grants will be made at any time under this plan.

        The following two tables provide additional information on Ford stock options granted to our named executive officers under the 1997 Plan and the 1998 Plan. Options granted in the last fiscal year were granted under the Ford Motor Company 1998 Long-Term Incentive Plan.

Option Grants in Last Fiscal Year(1)

	Individual Grants
Name	Number of Securities Underlying Options Granted(#)	% of total Options Granted to Employees in Fiscal Year(3)	Exercise or Base Price ($/Sh)	Expiration Date(4)	Grant Date Present Value(2)(4)
Craig R. Koch	161,000	10.8%	12.485	12/21/10	$716,450
Joseph R. Nothwang	103,000	6.9%	12.485	12/21/10	458,350
Paul J. Siracusa	64,000	4.3%	12.485	12/21/10	284,800
Michel Taride	52,000	3.5%	12.485	12/21/10	231,400
Gerald Plescia	45,000	3.0%	12.485	12/21/10	200,250

(1)
The exercise price of the stock options is the average of the high and low selling prices of Ford's common stock on the New York Stock Exchange on the grant date. In general, under the 1998 plan, 33% of a stock option grant can be exercised one year after the grant date, 66% after two years, and 100% after three years. However, in connection with the Acquisition, all unvested options granted to our employees became vested and exercisable. Any unexercised options expire after five years after the closing date of the Acquisition.

If a grantee retires, becomes disabled, or dies, his or her options continue to be exercisable up to the normal expiration date. In most other instances of employment termination, all options generally end upon termination of employment or are exercisable for a specified period.

Options are subject to certain conditions, including not engaging in competitive activity. Options generally cannot be transferred except through inheritance.

(2)
These values were determined using the Black-Scholes methodology and the assumptions described in Note 7 to the Notes to our audited annual consolidated financial statements included in this Annual Report on Form 10-K under the caption

  "Item 8—Financial Statements and Supplementary Data." The ultimate value of the options, if any, will depend on the future value of the Ford common stock and the grantee's investment decisions, neither of which can be accurately predicted.

(3)
Represents percentage of options granted (1,489,275 in the aggregate) to all of our employees who were granted options under the 1998 Plan for the year ended December 31, 2005.

(4)
In accordance with the terms of the 1998 Plan, these options expire on the fifth anniversary of the closing date of the Acquisition. The expiration date and grant date present value shown above have been determined with regard to this provision.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at FY-End(#)	Value of Unexercised In-the-Money Options at FY-End($)(1)
Name	Shares Acquired on Exercise(#)	Value Realized($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Craig R. Koch	53,130	$711,235	1,072,346/0	$23,192/0
Joseph R. Nothwang	—	—	753,537/0	$22,145/0
Paul J. Siracusa	21,120	$276,883	453,583/0	$9,219/0
Michel Taride	—	—	210,295/0	$11,180/0
Gerald Plescia	—	—	324,439/0	$9,675/0

(1)
Under the existing 1998 Plan, in connection with the Acquisition, all unvested options have become vested and therefore exercisable. The information above has been determined with regard to this provision.

Long-Term Incentive Plan Awards

        In 1991, we established an Executive Long-Term Incentive Plan for certain officers and other key employees. The grant of awards and the size are determined by the achievement of certain qualitative and quantitative performance targets. A new five year performance cycle began on each January 1 since the establishment of the plan through January 1, 2005, but it is not expected that any new five year performance cycles will commence thereafter. For 2005 and all previous performance years, performance for a specific year has generally been measured against performance for the prior four year period and awards will be made in cash at the end of each performance period. The measurement criteria used for the performance year 2005 included our net income relative to the net income average for the S&P 500 and market share.

Long-Term Incentive Plan Awards in Last Fiscal Year

		Performance or Other Period Until Maturation or Payout(1)	Estimated Future Payouts under Non-Stock Price-Based Plans
	Number of Shares, Units or Other Rights(#)
Name
			Threshold	Target	Maximum
Craig R. Koch	—	—	$0	$800,000	$1,600,000
Joseph R. Nothwang	—	—	0	400,000	800,000
Paul J. Siracusa	—	—	0	300,000	600,000
Michel Taride	—	—	0	180,000	360,000
Gerald Plescia	—	—	0	200,000	400,000

(1)
Target and maximum award grants in place for performance year 2005 are included in the above table for the named executive officers. Payouts for performance year 2005 are not included in the Summary Compensation Table.

        Target award grants have also been made for the performance years 2006, 2007 and 2008. In light of the Acquisition, our Compensation Committee has proposed, subject to participant consent, that the measurement and performance categories for awards for years subsequent to 2005 be changed to measure on an annual basis the achievement of financial performance criteria that more closely reflect our modified capital structure. The amount of the payments for the performance years subsequent to 2005 can range from zero to two times the amount of the target. Such target award grants made for each of these performance years to the named executive officers are as follows: Mr. Koch—$800,000; Mr. Nothwang—$400,000; Mr. Siracusa—$300,000 ($340,000 for performance year 2008); Mr. Taride—$240,000 and Mr. Plescia—$200,000 ($240,000 for performance year 2008). However, in the case of Mr. Koch, pursuant to an agreement between Mr. Koch and Hertz Holdings, following his retirement on or after January 1, 2007 (or earlier if requested by Hertz Holdings), Mr. Koch will receive a lump sum payment of $2.4 million in satisfaction of his 2006, 2007 and 2008 target award grants under this plan. See below.

Employment Agreement

        Mr. Koch currently serves us under an employment agreement which expires on April 30, 2010. The employment agreement is automatically extended for one additional year on May 1 of each year unless, not later than December 31st of the preceding year, we or Mr. Koch shall have given notice not to extend the agreement. Notwithstanding this, Mr. Koch has advised us that he intends to retire from Hertz on January 1, 2007, and Hertz Holdings has separately agreed to certain additional matters (as described below) in consideration for Mr. Koch's agreement to defer his retirement until that date.

        Under the employment agreement, Mr. Koch is currently employed as our Chief Executive Officer, and the employment agreement provides that we have the absolute right to change Mr. Koch's duties and position at any time.

        The employment agreement also provides that Mr. Koch shall receive a base salary as reviewed and increased by us from time to time, subject to the condition that once increased, the base salary cannot be reduced below such increased amount for the remainder of the term of Mr. Koch's employment agreement. In addition, the employment agreement provides that Mr. Koch shall be entitled to participate in our incentive compensation plan, retirement, savings and stock option plans and fringe benefits or perquisites policy in effect from time to time.

        The employment agreement allows us to terminate Mr. Koch's employment before the expiration of the agreement's term for "cause" (a narrowly defined list of acts of misconduct set forth in the agreement) or due to his "disability" (as defined below), or upon his death. Upon a termination of Mr. Koch's employment for "cause," he would be paid his accrued annual base salary through the date of termination and all other obligations we have under the employment agreement will cease.

        If Mr. Koch becomes disabled from full-time employment for six consecutive months, and he shall not have returned to full-time performance of his duties within 30 days after written notice of termination, he may be terminated for disability. During such period of absence, he would receive his annual base salary, incentive compensation and participate in retirement, savings and stock option plans. Thereafter, he would participate in retirement, savings and stock option plans in accordance with our disability insurance plans and policies. If Mr. Koch dies, all compensation and benefits then accrued shall be paid to his estate or designated beneficiaries.

        The employment agreement does not allow us or Mr. Koch to terminate the employment agreement for any reason other than as described above. However, a separate change in control agreement, discussed below, does provide for certain compensation in the event of certain terminations of employment following a change in control of us.

        Under the employment agreement, Mr. Koch has also agreed, during and after the term of his employment, not to disclose any secret or confidential information relating to us, Ford or any subsidiaries or affiliates of us or Ford.

        Pursuant to an agreement between Hertz Holdings and Mr. Koch (which became effective upon the consummation of the Acquisition), (i) Mr. Koch will continue to receive his current base salary and employee benefits through December 31, 2006 and will receive a 2006 annual bonus equal to 1 times base salary, even if Hertz Holdings were to request that he retire from Hertz before that date, and, (ii) following his retirement from Hertz on or after January 1, 2007 (or earlier if so requested by Hertz Holdings), Mr. Koch will receive, in addition to all post-retirement benefits he has previously earned, a lump sum payment of $2.4 million in satisfaction of all of his then-outstanding award grants under our Executive Long-Term Incentive Plan and his benefits payable under the Supplemental Retirement and Savings Plan, or "SERP," or Supplemental Executive Retirement Plan, or "SERP II," will be calculated using the lower of the interest rate applicable at the time of his retirement and the interest rate that would have otherwise been applicable had Mr. Koch retired on December 31, 2005.

Change in Control and Non-Compete Agreements

        Prior to the Acquisition, we and Ford entered into agreements with each of the named executive officers which provide for certain compensation and benefits upon certain terminations of employment following a "change in control" of us, as described below, and provide for certain non-compete and non-solicitation terms that the executives have agreed to for our benefit. In connection with and effective upon the closing of the Acquisition, we assumed any and all liabilities of Ford under these agreements. Each of the agreements only applies to a change in control which occurs within three years of the effective date of each agreement. However, if prior to either the occurrence of a change in control or the expiration of each agreement, a public offering of our shares occurs, then the terms of each agreement shall continue to apply for an initial period of two years following the date of the public offering; if no change in control occurs during this initial period, each agreement will be automatically extended each year for additional one-year periods, unless we or the executive give 180 days written notice that the terms will not be extended. A "change in control" means the direct or indirect acquisition by any person or group within a 24-month period of our securities entitling such person or group to exercise 50% or more of the combined voting power of our securities, the transfer by sale, merger or otherwise of all or substantially all of our business or assets to any person or group within a 24-month period or the adoption of a plan of liquidation or dissolution applicable to us. The Acquisition constituted a "change in control" under these agreements.

        Each change in control agreement provides that the executive will be entitled to the severance benefits described below if we terminate the executive's employment following a change in control for any reason other than death, long-term disability or "cause," or if the executive terminates the executive's employment for "good reason." "Cause" under the agreements consists of (i) an act of dishonesty or knowing or willful breach of fiduciary duty intended to result in the executive's enrichment or gain at the expense of us or any of our affiliates, (ii) the commission of a felony involving moral turpitude or unlawful, dishonest or unethical conduct damaging to our reputation or image or improper and unacceptable conduct, (iii) material violation of our standards of business conduct that warrants termination, (iv) refusal to comply with the lawful directions of the executive's superiors, (v) a deliberate, willful or intentional act that causes us substantial harm, loss or injury or (vi) material failure or inability to perform duties in a satisfactory and competent manner or to achieve reasonable profit or performance goals or objectives following warning and a reasonable opportunity to cure; provided, however, that no such failure or inability may be deemed to occur if the executive performs the duties he is reasonably expected to perform to achieve such goals or objectives. "Good reason" under the agreements consists of (i) the occurrence, without the executive's written consent, during the two year period after a change in control of a reduction in the executive's annual base salary, (ii) our failure to pay the executive any portion of the executive's aggregate compensation, including annual bonus, long-term incentive and any portion of his compensation deferred under any plan, agreement or arrangement with us within 30 days, (iii) failure by us to afford the executive annual bonus and long-term cash incentive compensation target opportunities with a value that in the aggregate, is at least equal to 80% of the aggregate value of annual bonus and long-term cash incentive compensation target opportunities made available to the executive immediately prior to a change in control, (iv) certain changes in the executive's principal work location, (v) a material diminution in the executive's title or responsibilities, (vi) changes or terminations, in the aggregate materially adverse to the executive, in or of the terms of the health, life insurance and disability insurance benefits provided by us to the executive (or, in the case of health benefits, to the executive's dependents) from those in effect immediately prior to the change in control or (vii) an adverse change or termination, as to the executive, of the terms of, or of the executive's participation in, any retirement plan provided by us in which the executive participates or would, upon normal retirement, be entitled to participate or (viii) the failure of a successor to us to assume our obligations under the agreements.

        Under the terms of each change in control agreement, the severance benefits we would be obligated to pay or provide upon termination of the executive's employment in the manner described are as follows:

  •
  a lump sum cash payment reflecting accrued but unpaid compensation equal to the sum of (i) the executive's annual base salary earned but not paid through the date of termination, the amount of such salary attributable to vacation earned but not taken and unreimbursed expenses incurred by the executive through the date of termination, and (ii) (x) one-twelfth of the average of the annual bonuses payable to the executive, including any amounts deferred at the election of the executive, with respect to the three calendar years preceding the change in control, or (y) in the event the executive has not been eligible to earn an annual bonus from us in his position as a senior executive officer for three full calendar years preceding the change in control, one-twelfth of 100% of the target annual bonus the executive is eligible to earn in respect of the fiscal year in which the change in control occurs, or if no target annual bonus has yet been established for such fiscal year, 100% of the target annual bonus for the prior fiscal year (z) in each case multiplied by the number of full and partial months from the beginning of the calendar year during which the termination occurs;

  •
  a lump sum cash payment equal to a multiple, as set forth below for each executive, of the sum of (i) the executive's annual base salary in effect immediately prior to the date of termination and (ii) (x) the average of the annual bonuses payable to the executive, including any amounts deferred at the election of the executive, with respect to the three calendar years preceding the change in control or (y) in the event the executive has not been eligible to earn an annual bonus from us in his position as a senior executive officer for three full calendar years preceding the change in control, 100% of the target annual bonus the executive is eligible to earn in respect of the fiscal year in which the change in control occurs, or if no target annual bonus has yet been established for such fiscal year, 100% of the target annual bonus for the prior fiscal year;

  •
  receipt of future payouts in accordance with any Long Term Incentive Plan in which the executive participated immediately prior to the date of termination, based on the performance results at the end of each performance period in respect of which there was a Long Term Incentive Plan grant in place for the executive as of the date of termination, as if the executive had retired in a company-approved retirement;

  •
  (i) maintenance, without any change in terms that is adverse to the executive, of any retirement plan of, or provided by us in which the executive, immediately prior to the date of termination, participated or would, upon normal retirement (as such term is defined in the applicable retirement plan), be entitled to participate, and (ii) credit of an additional number of years, as set forth below, to the executive's years of age and "Years of Service" for all purposes under our SERP II (which is described below under "—Retirement Plans");

  •
  continuation of (i) all health benefits with respect to the executive (and, to the extent applicable, the executive's dependents) for an additional period of years, as set forth below, following the date of termination (with health benefits thereafter being available, but at the executive's expense, until the earlier of (x) the date the executive becomes reemployed and is (along with the executive's applicable dependents) covered, without qualification for preexisting conditions, under another employer's health plan and (y) the date on which the executive and the executive's spouse become eligible for coverage under any other comprehensive health benefit plan including Medicare), and (ii) all life insurance benefits, until the expiration of a set number of years, as set forth below, from the date of termination, provided, that any coverage for life insurance benefits shall cease on the date the executive becomes reemployed and receives at least an equal amount of life insurance coverage under another employer's benefit plan;

  •
  participation in our postretirement assigned car benefit plan at all times following termination without change to the terms and conditions of our postretirement assigned car benefit plan that is adverse to the executive; and

  •
  within the twelve months following the termination date, outplacement assistance up to maximum of $25,000 paid directly to an outplacement service provider.

        For the purposes of the provisions above, the multiples and number of years for the following executives are: Mr. Koch, three times and three years; Mr. Nothwang, Mr. Siracusa, Mr. Taride and Mr. Plescia two and a half times and two and a half years. In addition, under the terms of each agreement, in the event that the compensation provided for in the agreement or in any other plan or arrangement covering the named executive is subject to excise tax imposed by Section 4999 of the Code, or any interests or penalties thereon, the executive will be entitled to receive a gross-up payment in an amount such that after payment by the executive of all taxes on the gross-up payment, the executive shall retain a portion of the gross-up payment equal to the excise tax. However, to the extent compensation under the agreement does not exceed 110% of the specified statutory threshold amount giving rise to excise tax, then no additional payment will be paid and the compensation will be reduced below such statutory threshold.

        Under the non-competition terms of each agreement, each named executive has agreed that while employed by us and for a period of one year following termination of employment due to a resignation, other than for a good reason under the agreement, or for cause, the executive will not directly or indirectly work, invest in or associate with any "competing enterprise," consisting of any entity that engages in the car or equipment rental business, subject to limited exceptions. In addition, pursuant to each agreement, for a period of two years after an executive's termination, each executive has agreed not to solicit any of our or our affiliates' employees. Each agreement also contains a covenant by the executive not to disclose any secret or confidential information relating to us and any of our affiliates during his employment and at all times thereafter.

        In addition, Hertz Europe Limited and Mr. Taride have entered into a Non-Compete Agreement which provides that for the twelve months after leaving employment with us, Mr. Taride will not (i) compete with us in the countries in which we operated or actively made arrangements to plan to operate during the twelve months preceding such termination of employment or (ii) solicit or entice away any key employees from us. Hertz Europe Limited would be required to give Mr. Taride twelve months notice to terminate his employment for any reason other than misconduct.

Retirement Plans

        Our retirement plan for U.S. employees, The Hertz Corporation Account Balance Defined Benefit Pension Plan, or the "Hertz Retirement Plan," was established on August 30, 1985. Previously, our employees participated in the retirement plan for the employees of RCA Corporation, or the "RCA Plan."

        The Hertz Retirement Plan is tax-qualified. Contributions were made by the employees and by us up to June 30, 1987. Effective July 1, 1987, we pay the entire cost.

        The benefit an employee receives under the Hertz Retirement Plan is based on a combination of the following factors:

  •
  a percentage of final average compensation (using the highest five consecutive of the last ten years of covered compensation);

  •
  years of credited service up to July 1, 1987; and

  •
  the accrued value of a cash account after July 1, 1987 which gets credited each year at a predetermined percentage of compensation.

        Compensation for these purposes includes salary or wages, bonuses, commissions, premium rate pay and vacation pay.

        We also maintain non-qualified pension plans for certain of our executives, including the named executive officers, which provide benefits in excess of the qualified plans including: (1) the Benefit Equalization Plan, or "BEP," that provides equalization benefits that cannot be provided under the Hertz Retirement Plan due to limitations imposed by the Code and (2) SERP or SERP II, each of which, when combined with the Hertz Retirement Plan, provides benefits generally similar to those that would have been provided if the pre-July 1, 1987 benefit formula had remained in effect until the employee's normal retirement date. As a result of a prior change in our corporate ownership which triggered a change in control provision, the SERP may not be amended or terminated, except if necessary to maintain legal compliance.

        Benefits payable under the plans are not reduced for Social Security or other offsets.

        The following table shows the annual pension benefits payable under the Hertz Retirement Plan, BEP, SERP and SERP II including amounts attributable to employee contributions from the RCA plan. The table indicates benefits for employees at various rates of final average compensation and years of service, based on retirement at age 65.

Pension Plan Table

	Years of Credited Service
Final Average Compensation
	20	25	30	35	40
$200,000	$62,800	$78,500	$94,200	$110,000	$125,700
400,000	126,800	158,500	190,200	222,000	253,700
600,000	190,800	238,500	286,200	334,000	381,700
800,000	254,800	318,500	382,200	446,000	509,700
1,000,000	318,800	398,500	478,200	558,000	637,700
1,200,000	382,800	478,500	574,200	670,000	765,700
1,400,000	446,800	558,500	670,200	782,000	893,700
1,600,000	510,800	638,500	766,200	894,000	1,021,700
1,800,000	574,800	718,500	862,200	1,006,000	1,149,700
2,000,000	638,800	798,500	958,200	1,118,000	1,277,700

        Pension benefits are annual lifetime benefits with five years of payments guaranteed.

        Qualified pension and SERP benefits are computed by averaging the employee's highest five consecutive years of compensation in the ten years immediately before retirement. SERP II benefits are computed by averaging the employee's highest five years of compensation (not necessarily consecutive) in the ten years immediately before retirement.

        As of December 31, 2005, the total credited years of service under the plans for each of the named executive officers were as follows: Mr. Koch, 32 years; Mr. Nothwang, 28 years; Mr. Siracusa, 32 years and Mr. Plescia, 19 years.

        In addition, under a predecessor RCA Corporation executive deferred compensation plan, Mr. Koch is eligible to receive a supplemental retirement benefit of approximately $4.4 million payable in 180 monthly installments commencing November 2011. In the event Mr. Koch dies prior to the commencement of this benefit, a portion of such amount will be paid to Mr. Koch's beneficiary in 120 monthly installments.

        Mr. Taride participates in two retirement plans applicable to certain of our employees in Europe, the Hertz (UK) 1972 Pension Plan and the Hertz (UK) Supplementary Unapproved Pension Scheme. These two plans are generally similar defined benefit plans that provide for, in the case of Mr. Taride, 1/30th of his final salary for each year of service in the plans subject to a maximum of two-thirds of his final salary at the time of his retirement. Under these plans, Mr. Taride has a right to retire at age 60. As of December 31, 2005, Mr. Taride had total credited years of service under these plans of 6 years.

        We also have a postretirement assigned car benefit plan available to our officers at the level of senior vice president and above. Participation in the plan requires participation in the demonstration vehicle evaluation program as an active employee, a minimum of 20 years service with us and retirement at the age of 58 or above. Under the program we provide the participant with a car from our fleet and insure the car on the participant's behalf. The benefit is only available for a maximum of 15 years postretirement or until the participant reaches the age of 80, whichever is greater. Upon the death of the participant the vehicle then assigned to the participant will pass to the participant's surviving spouse.

Income Savings Plan

        Our Income Savings Plan, or the "Hertz Savings Plan," was established on August 30, 1985. Prior to that date, qualified employees participated in the RCA Income Savings Plan. The assets and liabilities maintained under that plan were transferred as of September 1, 1985 to the Hertz Savings Plan.

        The Hertz Savings Plan is a defined contribution plan and is available to certain full-time and part-time employees who have been credited with at least 1,000 hours of service during any calendar year. Employees covered by a collective bargaining agreement are not eligible unless their collective bargaining agreement makes the Hertz Savings Plan applicable to them.

        Effective June 3, 2002, eligible employees may generally elect to contribute 1% to 30% of their annual eligible pretax compensation. Contributions are subject to certain limitations by Internal Revenue regulations. We contribute 50% of the first 6% of the employee's contribution for a maximum matched contribution of 3% of the employee's eligible compensation.

        Our employees are immediately fully vested in their contributions and related earnings. Effective January 1, 2002, our contributions made to employees after that date become fully vested after the employee completes three or more years of service. Prior to January 1, 2002, employees became fully vested in the amount contributed by us and related earnings after completing five years of service.

        Each plan member determines to which fund, or funds, their contributions will be applied. The funds include a variety of equity and fixed income funds.

Hertz Holdings Stock Incentive Plan

        On February 15, 2006, our Board of Directors and that of Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan." The Stock Incentive Plan provides for the sale of shares of Hertz Holdings stock to our named executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by the stockholders of Hertz Holdings on March 8, 2006.

        All option grants will be non-qualified options with a per-share exercise price no less than fair market value of one share of Hertz Holdings stock on the grant date. Any stock options granted will generally have a term of ten years, and unless otherwise determined by the Board or the Compensation Committee of Hertz Holdings will vest in five equal annual installments. The Board or Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Hertz Holdings experiences a change in control (as defined in the Stock Incentive Plan) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee's death or disability (as defined in the Stock Incentive Plan). Upon a termination for cause (as defined in the Stock Incentive Plan), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earliest of the expiration of their term or 60 days following termination of employment (180 days in the case of death, disability or retirement at normal retirement age.)

        Unless sooner terminated by our Board of Directors, the Stock Incentive Plan will remain in effect until February 15, 2016.

        Hertz Holdings is currently conducting an equity offering to approximately 350 of our executives and key employees. Any shares sold or options granted to our employees in connection with this equity offering will be subject to and governed by the terms of the Hertz Holdings Stock Incentive Plan. The offering is expected to close on or about April 28, 2006.

Compensation of Directors

        Members of our Board of Directors who are not also our officers or principals or employees of us or any of the Sponsors are eligible to receive awards of shares or stock options under the Stock Incentive Plan as the board of directors of Hertz Holdings may determine from time to time. We will not pay any additional remuneration to any of our directors who are either our officers or principals or employees of any of the Sponsors; however all such directors will be reimbursed for reasonable travel and lodging expenses incurred to attend meetings of our board of directors or a committee thereof.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        From January 1, 2005 through December 20, 2005, the Compensation Committee of Hertz's Board of Directors was composed of Gregory Smith, an employee and officer of Ford, and Mr. Koch, an employee and officer of Hertz. From December 21, 2005 through December 31, 2005, the Committee was composed of Messrs. Wasserman, Conway and End, all of whom are affiliates of the Sponsors but who are not employees or officers of Hertz or any of our subsidiaries. See "Item 13—Certain Relationships and Related Transactions."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        CCMG Corporation owns all of the outstanding common stock of Hertz. Hertz Holdings holds all of the outstanding common stock of CCMG Corporation. Investment funds associated with or designated by the Sponsors own all of the common stock of Hertz Holdings. In addition, we have adopted a new stock incentive plan to provide for the sale of shares of Hertz Holdings to our executive officers and other key employees as well as the grant of stock options to those individuals. Hertz Holdings is currently conducting an initial equity offering of common stock and options to purchase common stock to certain of our executives and key employees pursuant to that plan. See "Item 11—Executive Compensation—Hertz Holdings, Inc. Stock Incentive Plan."

        The following table sets forth information as of April 5, 2006 with respect to the ownership of the common stock of Hertz Holdings by:

  •
  each person known to own beneficially more than 5% of the common stock of Hertz Holdings;

  •
  each of our directors;

  •
  each of the executive officers named in the Summary Compensation Table above; and

  •
  all of our executive officers and directors as a group.

        The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

        Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address for each individual listed below is The Hertz Corporation, 225 Brae Boulevard, Park Ridge, New Jersey 07656-0713.

Shares Outstanding After the Acquisition
Name and Address of Beneficial Owner
	Number	Percent
Clayton, Dubilier & Rice Fund VII, L.P. and related funds(1)(2)	77,500,000	33.8%
Carlyle Partners IV, L.P. and related funds(2)(4)	76,500,000	33.3%
ML Global Private Equity Fund, L.P. and related funds(3)(5)	75,500,000	32.9%
CMC-Hertz Partners, L.P.(6)	25,000,000	10.9%
George W. Tamke(7)	—	*
Craig R. Koch	—	*
Nathan K. Sleeper(7)	—	*
David H. Wasserman(7)	—	*
William E. Conway, Jr.(8)	—	*
Gregory S. Ledford(8)	—	*
George A. Bitar(9)	—	*
Robert F. End(9)	—	*
Joseph R. Nothwang	—	*
Paul J. Siracusa	—	*

Michel Taride	—	*
Gerald Plescia	—	*
All directors and executive officers as a group (19 persons)	—	*

*
Less than 1%

(1)
Represents shares held by the following group of investment funds associated with or designated by Clayton, Dubilier & Rice, Inc.: (i) 49,631,380 shares of common stock held by Clayton, Dubilier & Rice Fund VII, L.P., whose general partner is CD&R Associates VII, Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (ii) 27,520,000 shares of common stock held by CDR CCMG Co-Investor L.P., whose general partner is CDR CCMG Co-Investor GP Limited, whose sole stockholder is Clayton, Dubilier & Rice Fund VII, L.P.; and (iii) 348,620 shares of common stock held by CD&R Parallel Fund VII, L.P., whose general partner is CD&R Parallel Fund Associates VII, Ltd. CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd. are each managed by a three-person board of directors, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. Joseph L. Rice, III, Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd., may be deemed to share beneficial ownership of the shares shown as beneficially owned by the funds associated with Clayton, Dubilier & Rice, Inc. Such persons disclaim such beneficial ownership.

Each of CD&R Associates VII, Ltd., CD&R Associates VII, L.P. and CD&R Investment Associates VII, Ltd. expressly disclaims beneficial ownership of the shares held by Clayton, Dubilier & Rice Fund VII, L.P., as well as of the shares held by each of CD&R Parallel Fund VII, L.P. and CDR CCMG Co-Investor L.P. CDR CCMG Co-Investor GP Limited expressly disclaims beneficial ownership of the shares held by each of CDR CCMG Co-Investor L.P., Clayton, Dubilier & Rice Fund VII, L.P. and CDR CCMG Co-Investor L.P. CD&R Parallel Fund Associates VII, Ltd. expressly disclaims beneficial ownership of the shares held by each of CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII, L.P. and CDR CCMG Co-Investor L.P.

The address for each of Clayton, Dubilier & Rice Fund VII, L.P., CD&R Parallel Fund VII, L.P., CD&R Associates VII, Ltd., CD&R Associates VII, L.P. and CD&R Parallel Fund Associates VII, Ltd. is 1403 Foulk Road, Suite 106, Wilmington, DE 19803. The address for CDR CCMG Co-Investor L.P. and for CD&R Investment Associates VII, Ltd. is c/o M&C Corporate Services Limited, P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands, British West Indies.

(2)
Excludes 25,000,000 shares held by CMC-Hertz Partners, L.P., which is affiliated with all three of the Sponsors. Each of the entities associated with Clayton, Dubilier & Rice, Inc. and with The Carlyle Group expressly disclaims beneficial ownership of shares held by CMC-Hertz Partners, L.P. See Note 6 below.

(3)
Includes 25,000,000 shares held by CMC-Hertz Partners, L.P., which is affiliated with all three of the Sponsors. See Note 6 below.

(4)
Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P. and CEP II Participations S.àr.l. SICAR, which are collectively referred to herein as the Carlyle Funds, are collectively the holders of record of 76,500,000 shares of the common stock of Hertz Holdings, of which Carlyle Partners IV, L.P. holds 63,918,543 shares; CEP II U.S. Investments, L.P. holds 9,622,633 shares; CP IV Coinvestment, L.P. holds 2,581,457 shares; and CEP II Participations S.àr.l. SICAR holds 377,367 shares. TC Group, L.L.C. exercises investment discretion and control over the shares held by each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P. through its indirect subsidiary TC Group IV, L.P., which is the sole general partner of each of Carlyle Partners IV, L.P. and CP IV Coinvestment, L.P.. TCG Holdings, L.L.C. is the managing member of TC Group, L.L.C. TC Group, L.L.C. is the sole managing member of TC Group IV, L.L.C. TC Group IV, L.L.C is the sole general partner of TC Group IV, L.P. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein, as the managing members of TCG Holdings, L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership.

CEP II Participations S.àr.l. SICAR is wholly owned by Carlyle Europe Partners II, L.P. TCG Holdings Cayman, L.P. exercises investment discretion and control over the shares held by each of CEP II U.S. Investments, L.P. and CEP II Participations S.àr.l. SICAR through its indirect subsidiary CEP II GP, L.P., which is the sole general partner of each of Carlyle Europe Partners II, L.P. and CEP II U.S. Investments, L.P. Carlyle Offshore Partners II, Limited is the general partner of TCG Holdings Cayman, L.P. TCG Holdings Cayman, L.P. is the general partner of TC Group Cayman, L.P. TC Group Cayman, L.P. is the sole shareholder of CEP II Limited. CEP II Limited is the general partner CEP II GP, L.P. Carlyle Offshore Partners II, Limited has 13 members with no member controlling more than 7.7% of the vote.

The Carlyle Group's address is 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004.

(5)
Includes shares held of record by the following group of investment funds associated with or designated by Merrill Lynch & Co., Inc.: (i) 41,496,000 shares of common stock held by ML Global Private Equity Fund, L.P., (ii) 5,000,000 shares of common stock held by Merrill Lynch Ventures L.P. 2001 and (iii) 4,004,000 shares of common stock held by ML Hertz Co-Investor, L.P. The address of each of the investment funds described in this footnote is c/o Merrill Lynch Global Private Equity, 4 World Financial Center, 23rd Floor, New York, NY 10080.

ML Global Private Equity Partners, L.P., a Cayman Islands exempted limited partnership ("ML Partners"), is the special limited partner of ML Global Private Equity Fund, L.P. The general partner of ML Global Private Equity Fund, L.P. is MLGPE LTD., a Cayman Islands exempted company whose sole shareholder is ML Partners. The investment committee of ML Partners, which is composed of Merrill Lynch GP, Inc., a Delaware corporation, as the general partner of ML Partners, and certain investment professionals who are actively performing services for ML Global Private Equity Fund, L.P., retains decision-making power over the disposition and voting of shares of portfolio investments of ML Global Private Equity Fund, L.P. The consent of Merrill Lynch GP, Inc., as ML Partners' general partner, is required for any such vote. Merrill Lynch GP, Inc. is a wholly-owned subsidiary of Merrill Lynch Group, Inc., a Delaware corporation, which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. MLGPE LTD., as general partner of ML Global Private Equity Fund, L.P.; ML Partners, the special limited partner of ML Global Private Equity Fund, L.P.; Merrill Lynch GP, Inc., by virtue of its right to consent to the voting of shares of portfolio investments of ML Global Private Equity Fund, L.P.; the individuals who are members of the investment committee of ML Partners; and each of Merrill Lynch Group, Inc. and Merrill Lynch & Co., Inc., because they control Merrill Lynch GP, Inc., may therefore be deemed to beneficially own the shares that ML Global Private Equity Fund, L.P. holds of record or may be deemed to beneficially own. Each such entity or individual expressly disclaims beneficial ownership of these shares.

The general partner of Merrill Lynch Ventures L.P. 2001 is Merrill Lynch Ventures, L.L.C. ("ML Ventures"), which is a wholly-owned subsidiary of Merrill Lynch Group, Inc. Decisions regarding the voting or disposition of shares of portfolio investments of Merrill Lynch Ventures L.P. 2001 are made by the management and investment committee of the board of directors of ML Ventures, which is composed of three individuals. Each of ML Ventures, because it is the general partner of Merrill Lynch Ventures L.P. 2001; Merrill Lynch Group, Inc. and Merrill Lynch & Co., Inc., because they control ML Ventures; and the three members of the ML Ventures investment committee, by virtue of their shared decisionmaking power, may be deemed to beneficially own the shares held by Merrill Lynch Ventures L.P. 2001. Such entities and individuals expressly disclaim beneficial ownership of the shares that Merrill Lynch Ventures L.P. 2001 holds of record or may be deemed to beneficially own.

The general partner of ML Hertz Co-Investor, L.P. is ML Hertz Co-Investor GP, L.L.C., whose sole managing member is ML Global Private Equity Fund, L.P., which may therefore be deemed to have beneficial ownership of the shares owned by ML Hertz Co-Investor, L.P. ML Global Private Equity Fund, L.P. expressly disclaims beneficial ownership of these shares, as do the entities and individuals discussed above who may be deemed to have or share beneficial ownership of any shares that ML Global Private Equity Fund, L.P. holds of record or may be deemed to beneficially own.

Merrill Lynch Ventures L.P. 2001 disclaims beneficial ownership of the shares of Hertz Holdings that ML Hertz Co-Investor, L.P. and ML Global Private Equity Fund, L.P. hold of record or may be deemed to beneficially own. Each of ML Global Private Equity Fund, L.P. and ML Hertz Co-Investor, L.P. disclaims beneficial ownership of the shares of Hertz Holdings that Merrill Lynch Ventures, L.P. holds of record or may be deemed to beneficially own, and ML Hertz Co-Investor, L.P. disclaims beneficial ownership of the shares of Hertz Holdings that ML Global Private Equity Fund, L.P. holds of record or may be deemed to beneficially own.

(6)
CMC-Hertz Partners, L.P. is affiliated with all three of the Sponsors. The general partner of CMC-Hertz Partners, L.P. is CMC-Hertz General Partner, L.L.C., whose managing members are Carlyle-Hertz GP, L.P., ML Global Private Equity Fund, L.P. and CD&R Associates VII, L.P. Investment decisions on behalf of CMC-Hertz General Partner, L.L.C. are made by majority vote of the Executive Committee, which comprises one representative of each Sponsor; however, until the eighth anniversary of the closing date of the Acquisition, ML Global Private Equity Fund, L.P. has the contractual right (subject to various restrictions) to make decisions regarding disposition or voting of the shares beneficially owned by CMC-Hertz General Partner, L.P. As a result, beneficial ownership of the shares held by CMC-Hertz Partners, L.P. may be attributed to ML Global Private Equity Fund, L.P., which disclaims beneficial ownership of such shares, as do the entities and individuals discussed in Note (5) above who may be deemed to have or share beneficial ownership of any shares that ML Global Private Equity Fund, L.P. holds of record or may be deemed to beneficially own.

(7)
Does not include 77,500,000 shares of common stock held by investment funds associated with or designated by Clayton, Dubilier & Rice Inc. Messrs. Tamke, Wasserman and Sleeper are directors of Hertz and Hertz Holdings and executives of Clayton, Dubilier & Rice, Inc. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by Clayton, Dubilier & Rice, Inc.

(8)
Does not include 76,500,000 shares of common stock held by investment funds associated with or designated by The Carlyle Group. Messrs. Conway and Ledford are directors of Hertz and Hertz Holdings and executives of The Carlyle Group. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by The Carlyle Group.

(9)
Does not include 75,500,000 shares of common stock held by investment funds associated with or designated by Merrill Lynch & Co., Inc., or over which such funds exercise voting control. Messrs. Bitar and End are directors of Hertz and Hertz Holdings and managing directors of the global private equity division of Merrill Lynch & Co., Inc. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by Merrill Lynch & Co., Inc. See Notes (5) and (6) above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

        On the closing date of the Acquisition, Hertz Holdings entered into a stockholders agreement, or the "Stockholders Agreement," with investment funds associated with or designated by the Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with each of the Sponsors to elect (or cause to be elected) all of Hertz Holdings's directors. The directors include three designees of an investment fund associated with CD&R (one of whom shall serve as the chairman), two designees of investment funds associated with The Carlyle Group and two designees of an investment fund associated with Merrill Lynch Global Private Equity, subject to adjustment in the case investment funds associated with or designated by the applicable Sponsor sell more than a specified amount of their shareholdings in Hertz Holdings. The Stockholders Agreement grants to investment funds associated with the Sponsors special governance rights, including rights of approval over certain corporate and other transactions and certain rights regarding the appointment and removal of Hertz's chief executive officer, for so long as they and other investment funds associated with or designated by the applicable Sponsor maintain certain specified minimum levels of shareholdings in Hertz Holdings. The Stockholders Agreement also gives investment funds associated with the Sponsors preemptive rights with respect to certain issuances of equity securities of Hertz Holdings and its subsidiaries, including Hertz, subject to certain exceptions, and contains restrictions on the transfer of shares of Hertz Holdings, as well as tag-along rights and rights of first offer.

Registration Rights Agreement

        On the closing date of the Acquisition, Hertz Holdings entered into a registration rights agreement, or the "Registration Rights Agreement," with investment funds associated with or designated by the Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, following the earlier of the initial public offering of common stock of Hertz Holdings and the eighth anniversary of the Acquisition closing date, to cause Hertz Holdings, at its own expense, to use its best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. In the event Hertz Holdings registers any of its common stock following its initial public offering, these investment funds also have the right to require Hertz Holdings to use its best efforts to include shares of common stock of Hertz Holdings held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for Hertz Holdings to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of Hertz Holdings' securities.

Consulting Agreements

        On the closing date of the Acquisition, Hertz entered into consulting agreements, or the "Consulting Agreements," with Hertz Holdings and each of the Sponsors (or one of their affiliates), pursuant to which such Sponsor or its affiliate will provide Hertz Holdings, Hertz and Hertz's subsidiaries with financial advisory and management consulting services. Pursuant to the Consulting Agreements, Hertz will pay to each Sponsor or its affiliate an annual fee of $1 million for such services, plus expenses, unless the Sponsors unanimously agree to a higher amount, and Hertz may pay to them a fee for certain types of transactions that Hertz Holdings or its subsidiaries complete. If an individual designated by CD&R serves as both Chairman of Hertz's board of directors and Chief Executive Officer for any quarter, Hertz will pay CD&R an additional fee of $500,000 for that quarter. In connection with the Acquisition, Hertz paid a fee of $25 million to each Sponsor and reimbursed certain expenses of the Sponsors and their affiliates.

Indemnification Agreements

        On the closing date of the Acquisition, Hertz entered into indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of the consulting agreements described above under "—Consulting Agreements" and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

        PricewaterhouseCoopers LLP, or "PwC," served as our independent registered public accounting firm, or "independent auditor" for the fiscal years ended December 31, 2004 and 2005. PwC's fees and expenses for services rendered to us for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent auditors. The aggregate fees billed by PwC were as follows (in thousands of dollars):

	2005	2004
Fees:
Audit	$5,479	$4,073
Audit-related	492	388
Tax	1,687	451
All other	13	—

Total	$7,671	$4,912

        Audit fees were for services in connection with the audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, attestation of the effectiveness of our internal controls over financial reporting and providing comfort letters in connection with our funding transactions. Audit-related fees were for services in connection with due diligence, assurance services and employee benefit plan audits. Tax fees related to tax compliance, preparation of tax returns, tax planning and tax assistance for international service employees. All other fees related to insurance advisory services.

Policy on Pre-Approved Audit Services

        Hertz's Audit Committee has established pre-approval policies and procedures that govern the engagement of PwC and the services provided by PwC to us. The policies and procedures are detailed as to the particular services. Hertz's Audit Committee is informed of the services provided to us by PwC. All fees and expenses for services rendered by PwC in 2004 and 2005 were pre-approved by our Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

        The following documents are filed as part of this report:

		Page
(a) 1.	Financial Statements:
	The Hertz Corporation and Subsidiaries—
	Reports of Independent Registered Public Accounting Firm	71
	Consolidated Balance Sheets	73
	Consolidated Statements of Operations	74
	Consolidated Statements of Stockholder's Equity	75
	Consolidated Statements of Cash Flows	76
	Notes to Consolidated Financial Statements	78
2.	Financial Statement Schedule:
	The Hertz Corporation and Subsidiaries—
	Schedule II—Valuation and Qualifying Accounts	124
3.	Exhibits:
Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of September 12, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Ford Holdings LLC and Ford Motor Company with respect to the sale of The Hertz Corporation (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
3.1	Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit (3)(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3.2	By-Laws of The Hertz Corporation, as amended and restated on December 21, 2005**
4.1.1	Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.2	Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.3	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.2.1	Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016**
4.2.2	Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**

4.2.3	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**
4.3.1	Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.3.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation. relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.3.3	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.4.1	Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016**
4.4.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation, relating to the 10.5% Senior Subordinated Notes due 2016**
4.4.3	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 10.5% Senior Subordinated Notes due 2016**
4.5.1	Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein**
4.5.2	Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation**
4.5.3	Australian Purchaser Charge (Project H) — Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.4	Australian Purchaser Charge (Project H) — South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.5	Australian Purchaser Charge (Project H) — Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited**
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited**

4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas**
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas**
4.5.10	Business Pledge Agreement, dated as of December 21, 2005, by and between Hertz Belgium N.V., as Pledgor, and BNP Paribas S.A., as Pledgee (English language version)**
4.5.11	Receivables and Bank Account Pledge Agreement, dated as of December 21, 2005, by and between Hertz Belgium NV as Pledgor, and BNP Paribas, as Pledgee**
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee**
4.5.13	Security Agreement, dated as of December 21, 2005, by and between Hertz Canada Limited, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.14.1	Deed of Hypothec, dated as of December 21, 2005, by and between Hertz Canada Limited and BNP Paribas (Canada), and related Bond and Bond Pledge Agreement**
4.5.14.2	Bond Pledge Agreement, dated as of December 21, 2005, by and between Hertz Canada Limited, as Pledgor, and BNP Paribas (Canada), as Security Agent**
4.5.15	Security Agreement, dated as of December 21, 2005, by and between 1677932 Ontario Limited, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.16	Security Agreement, dated as of December 21, 2005, by and between CMGC Canada Acquisition ULC, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.17	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.18	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.19	Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Hertz France, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.20	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.21	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.22	Master Agreement For Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Hertz Equipement France, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**
4.5.23	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.24	Master Agreement for Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Equipole Finance Services, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**
4.5.25	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.26	Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Equipole Finance Services, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.27	Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.28	Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.29	Account Pledge Agreement, dated as of December 21, 2005, among Hertz Autovermietung GmbH, The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada) and Indosuez Finance (U.K) Limited as Pledgees and BNP Paribas S.A. as Security Agent**
4.5.30	Global Assignment Agreement, dated as of December 21, 2005, between Hertz Autoverrmietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender (English language version)**
4.5.31	Security Transfer of Moveable Assets, dated as of December 21, 2005, between Hertz Autovermietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender**
4.5.32	Share Pledge Agreement, dated as of December 21, 2005, among Equipole S.A. (France), The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada), Indosuez Finance (U.K.) Limited and BNP Paribas S.A., as Security Agent**
4.5.33	Security Assignment of Receivables, dated as of December 21, 2005, between Hertz Italiana S.p.A as assignor and BNP Paribas S.A. as Security Agent**
4.5.34	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A as pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.35	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A., as Pledgor, and BNP Paribas S.A., as Pledgee and Security Agent**
4.5.36	Pledge Agreement over Hertz Italiana S.p.A. shares, dated as of December 21, 2005, between Hertz Holding South Europe S.r.l as Pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.37	Deed of Non-Possessory Pledge of Movables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**

4.5.38	Deed of Disclosed Pledge of Receivables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.39	Deed of Undisclosed Pledge of Receivables between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.40	Deed of Pledge of Registered Shares, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas, as Pledgees, and Hertz Automobielen Netherlands B.V.**
4.5.41	Deed of Pledge on Registered Shares, dated as of December 21, 2005, between Hertz Holdings Netherlands B.V., as Pledgor, BNS Automobile Funding B.V., as Pledgee, and Stuurgroep Holland B.V.**
4.5.42	Deed of Disclosed Pledge of Receivables between BNS Automobile Funding B.V., as Pledgor, and BNP Paribas as Security Agent, as Pledgee**
4.5.43	Pledges of Shares Contract, dated as of December 21, 2005, among Hertz de España, S.A, Hertz Alquiler de Maquinaria, S.L., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent relating to Hertz Alquiler de Maquinaria**
4.5.44	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.45	Pledge of Credit Rights of Insurance Policies Contract, dated as of December 21, 2005,among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.46	Pledge of Credit Rights of Bank Accounts, dated as of December 21, 2005 among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.47	Pledges over VAT Credit Rights Contract, dated as of December 21, 2005, among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.48	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.49	Pledge of Credit Rights of Bank Accounts Contract, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.50	Pledges of Credit Rights of Insurance Policies Contract, dates as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.51	Pledges over VAT Credit Rights Contracts, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria S.L., as Pledgor, BNS Automobile Funding B.V., and BNP Paribas S.A., as Security Agent**
4.5.52	Pledges of Credit Rights Contract, dated as of December 21, 2005, among BNS Automobile Funding B.V., as Pledgor, Hertz de Espana S.A., Hertz Alquiler de Maquinaria, S.L., and BNP Paribas S.A., as Security Agent**
4.5.53	Pledges of Shares Contract, dated as of December 21, 2005, among Hertz International Ltd., Hertz Equipment Rental International, Limited, Hertz de España, S.A., and BNP Paribas S.A., as Security Agent**

4.5.54	Share Pledge Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Züri-Leu Garage AG and SociétéImmobilière Fair Play**
4.5.55	Assignment Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the assignment and transfer of trade receivables, insurance claims, inter-company receivables and bank accounts**
4.5.56	Share Pledge Agreement, dated as of December 21, 2005, between Hertz Holdings South Europe S.r.l and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Hertz AG**
4.5.57	Deed of Charge, dated as of December 21, 2005, between Hertz (U.K.) Limited as Chargor and BNP Paribas as Security Agent**
4.5.58	Deed of Charge over Shares, in Hertz (U.K.) Limited, dated as of December 21, 2005, between Hertz Holdings II U.K. Limited as Chargor and BNP Paribas as Security Agent**
4.5.59	Deed of Charge over Shares in Hertz Holdings III UK Limited, dated as of December 21, 2005, between Hertz International, Ltd. and BNP Paribas as Security Agent**
4.5.60	Deed of Charge, dated as of December 21, 2005, between BNS Automobile Funding B.V. as Chargor and BNP Paribas as Security Agent**
4.6.1	Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**
4.6.2	Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.3	Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.4	Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.5	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch.**
4.6.6	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.6.5 for each of the mortgaged properties.**

4.7.1	Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers.**
4.7.2	U.S. Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.3	Canadian Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited, Western Shut-Down (1995) Limited, certain of its subsidiaries, and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**
4.7.4	Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.5	Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.6	Trade-mark Security Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**
4.7.7	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch.**
4.7.8	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.7.7 for each of the mortgaged properties.**
4.8	Intercreditor Agreement, dated as of December 21, 2005, by and between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries**
4.9.1	Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.2	Series 2005-1 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.3	Series 2005-2 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**

4.9.4	Series 2005-3 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.5	Series 2005-4 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.6	Amended and Restated Series 2004-1 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.7	Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor**
4.9.8	Amended and Restated Participation, Purchase and Sale Agreement, dated as of December 21, 2005, by and between Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer**
4.9.9	Purchase and Sale Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz Funding Corp.**
4.9.10	Contribution Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC and The Hertz Corporation**
4.9.11	Amended and Restated Collateral Agency Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, BNY Midwest Trust Company, as Collateral Agent, BNY Midwest Trust Company, as Trustee and Secured Party, and The Hertz Corporation, as Secured Party**
4.9.12	Amended and Restated Administration Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and BNY Midwest Trust Company, as Trustee**
4.9.13	Master Exchange Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Property Holdings LLC**
4.9.14	Escrow Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.**
4.9.15	Amended and Restated Class A-1 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset Backed Notes, Class A-1), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**
4.9.16	Amended and Restated Class A-2 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset backed Notes, Class A-2), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**

4.9.17	Amended and Restated Class A Note Purchase Agreement (Series 2005-4 Variable Funding Rental Car Asset Backed Notes, Class A), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**
4.9.18	Letter of Credit Facility Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and Ford Motor Company**
4.9.19	Insurance Agreement, dated as of December 21, 2005, by and between MBIA Insurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.20	Insurance Agreement, dated as of December 21, 2005, by and between Ambac Assurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.21	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-1 Rental Car Asset Backed Notes**
4.9.22	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-4 Rental Car Asset Backed Notes**
4.9.23	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-2 Rental Car Asset Backed Notes**
4.9.24	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-3 Rental Car Asset Backed Notes**
10.1	Hertz Global Holdings, Inc. Stock Incentive Plan* **
10.2	Form of Stock Subscription Agreement under Stock Incentive Plan* **
10.3	Form of Stock Option Agreement under Stock Incentive Plan* **
10.4	Employment Agreement between The Hertz Corporation and Craig R. Koch (Incorporated by reference to Exhibit 10.4(3) to our Registration Statement No. 333-125764)*
10.5	Form of Change in Control Agreement (and certain terms related thereto) among The Hertz Corporation, Ford Motor Company and each of Messrs. Koch, Nothwang, Siracusa, Taride and Plescia (Incorporated by reference to Exhibit 10.5 to our Registration Statement No. 333-125764)*
10.6	Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michael Taride (Incorporated by reference to Exhibit 10.6 to our Registration Statement No. 333-125764)*
10.7	The Hertz Corporation Compensation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to our Registration Statement No. 333-125764)*
10.8	The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 our Registration Statement No. 333-125764)*
10.9	The Hertz Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to our Registration Statement No. 333-125764)*
10.10	The Hertz Corporation Benefit Equalization Plan (Incorporated by reference to Exhibit 10.10 to our Registration Statement No. 333-125764)*
10.11	The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to our Registration Statement No. 333-125764)*

10.12	The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to our Registration Statement No. 333-125764)*
10.13	The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to our Registration Statement No. 333-125764)*
10.14	The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to our Registration Statement No. 333-125764)*
10.15	RCA Executive Deferred Compensation Plan and Employee Participation Agreement, dated May 29, 1985, between Craig R. Koch and The Hertz Corporation (Incorporated by reference to Exhibit 10.15 to our Registration Statement No. 333-125764)*
10.16	The Hertz Corporation 2005 Executive Incentive Compensation Plan* **
10.17	Letter Agreement, dated October 19, 2005, as amended and restated as of November 15, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.) and Craig R. Koch* **
10.18	Amended and Restated Indemnification Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC**
10.19	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Clayton, Dubilier & Rice, Inc.**
10.20	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and TC Group IV, L.L.C.**
10.21	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Merrill Lynch Global Partners, Inc.**
10.22	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.**
10.23	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.**
10.24	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.**
10.25	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd.**
10.26	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation**

10.27	Master Supply and Advertising Agreement, dated as of July 5, 2005, by and between Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.)
12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and each of the four years ended December 31, 2004
21.1	List of Subsidiaries**
23.1	Consents of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*
Denotes management contract or compensatory plan, contract or arrangement.

**
Incorporated by reference to the exhibit of the same number to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2006

As of December 31, 2005, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

        Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

SUPPLEMENTAL INFORMATION

        Hertz is an indirect wholly owned subsidiary of Hertz Holdings. No annual report to security holders covering Hertz's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Park Ridge, and state of New Jersey, on the 5th day of April, 2006.

THE HERTZ CORPORATION (Registrant)
By:	/s/ PAUL J. SIRACUSA Name: Paul J. Siracusa Title: Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 5, 2006:

Signature	Title

/s/ GEORGE W. TAMKE George W. Tamke	Director, Chairman of the Board
/s/ CRAIG R. KOCH Craig R. Koch	Chief Executive Officer and Director (Principal Executive Officer)
/s/ PAUL J. SIRACUSA Paul J. Siracusa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ RICHARD J. FOTI Richard J. Foti	Staff Vice President and Controller (Principal Accounting Officer)
/s/ NATHAN K. SLEEPER Nathan K. Sleeper	Director
/s/ DAVID H. WASSERMAN David H. Wasserman	Director
/s/ WILLIAM E. CONWAY, JR. William E. Conway, Jr.	Director
/s/ GREGORY S. LEDFORD Gregory S. Ledford	Director

/s/ GEORGE A. BITAR George A. Bitar	Director
/s/ ROBERT F. END Robert F. End	Director

EXHIBIT INDEX

Exhibit Number	Description
12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and each of the four years ended December 31, 2004
23.1	Consents of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

        As of December 31, 2005, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

QuickLinks

TABLE OF CONTENTS
INTRODUCTORY NOTE
PART I
PART II
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE HERTZ CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in Thousands of Dollars)
THE HERTZ CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in Thousands of Dollars)
THE HERTZ CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (in Thousands of Dollars)
THE HERTZ CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in Thousands of Dollars)
THE HERTZ CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II THE HERTZ CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Option Grants in Last Fiscal Year(1)
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Long-Term Incentive Plan Awards in Last Fiscal Year
Pension Plan Table
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. Exhibits and Financial Statement Schedule
SUPPLEMENTAL INFORMATION
SIGNATURES
EXHIBIT INDEX