Form 10-K/A
period 2005-12-31
HERTZ CORP
filed 2006-04-28
CIK 47129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K/A, or this "Amendment," is being filed, as permitted by instruction A.(4) of the General Instructions to Form 10-K, solely to add Schedule I—"Condensed Financial Information of Registrant" and a related Consent of Independent Registered Public Accounting Firm to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 5, 2006, or the "Original Filing." Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto, and the above-mentioned Consent of PricewaterhouseCoopers LLP has been included as Exhibit 23.2 hereto.

        Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

ITEM 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements:
The Hertz Corporation and Subsidiaries—
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholder's Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
The Hertz Corporation and Subsidiaries—
Schedule I—Condensed Financial Information of Registrant
Schedule II—Valuation and Qualifying Accounts
3.	Exhibits:
Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of September 12, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Ford Holdings LLC and Ford Motor Company with respect to the sale of The Hertz Corporation (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
3.1	Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit (3)(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3.2	By-Laws of The Hertz Corporation, as amended and restated on December 21, 2005**
4.1.1	Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.2	Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.3	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.2.1	Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016**
4.2.2	Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**

4.2.3	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**
4.3.1	Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.3.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation. relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.3.3	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.4.1	Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016**
4.4.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation, relating to the 10.5% Senior Subordinated Notes due 2016**
4.4.3	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 10.5% Senior Subordinated Notes due 2016**
4.5.1	Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein**
4.5.2	Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation**
4.5.3	Australian Purchaser Charge (Project H) — Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.4	Australian Purchaser Charge (Project H) — South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.5	Australian Purchaser Charge (Project H) — Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited**
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited**

4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas**
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas**
4.5.10	Business Pledge Agreement, dated as of December 21, 2005, by and between Hertz Belgium N.V., as Pledgor, and BNP Paribas S.A., as Pledgee (English language version)**
4.5.11	Receivables and Bank Account Pledge Agreement, dated as of December 21, 2005, by and between Hertz Belgium NV as Pledgor, and BNP Paribas, as Pledgee**
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee**
4.5.13	Security Agreement, dated as of December 21, 2005, by and between Hertz Canada Limited, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.14.1	Deed of Hypothec, dated as of December 21, 2005, by and between Hertz Canada Limited and BNP Paribas (Canada), and related Bond and Bond Pledge Agreement**
4.5.14.2	Bond Pledge Agreement, dated as of December 21, 2005, by and between Hertz Canada Limited, as Pledgor, and BNP Paribas (Canada), as Security Agent**
4.5.15	Security Agreement, dated as of December 21, 2005, by and between 1677932 Ontario Limited, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.16	Security Agreement, dated as of December 21, 2005, by and between CMGC Canada Acquisition ULC, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.17	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.18	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.19	Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Hertz France, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.20	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.21	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.22	Master Agreement For Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Hertz Equipement France, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**
4.5.23	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.24	Master Agreement for Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Equipole Finance Services, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**
4.5.25	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.26	Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Equipole Finance Services, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.27	Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.28	Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.29	Account Pledge Agreement, dated as of December 21, 2005, among Hertz Autovermietung GmbH, The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada) and Indosuez Finance (U.K) Limited as Pledgees and BNP Paribas S.A. as Security Agent**
4.5.30	Global Assignment Agreement, dated as of December 21, 2005, between Hertz Autoverrmietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender (English language version)**
4.5.31	Security Transfer of Moveable Assets, dated as of December 21, 2005, between Hertz Autovermietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender**
4.5.32	Share Pledge Agreement, dated as of December 21, 2005, among Equipole S.A. (France), The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada), Indosuez Finance (U.K.) Limited and BNP Paribas S.A., as Security Agent**
4.5.33	Security Assignment of Receivables, dated as of December 21, 2005, between Hertz Italiana S.p.A as assignor and BNP Paribas S.A. as Security Agent**
4.5.34	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A as pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.35	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A., as Pledgor, and BNP Paribas S.A., as Pledgee and Security Agent**
4.5.36	Pledge Agreement over Hertz Italiana S.p.A. shares, dated as of December 21, 2005, between Hertz Holding South Europe S.r.l as Pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.37	Deed of Non-Possessory Pledge of Movables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**

4.5.38	Deed of Disclosed Pledge of Receivables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.39	Deed of Undisclosed Pledge of Receivables between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.40	Deed of Pledge of Registered Shares, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas, as Pledgees, and Hertz Automobielen Netherlands B.V.**
4.5.41	Deed of Pledge on Registered Shares, dated as of December 21, 2005, between Hertz Holdings Netherlands B.V., as Pledgor, BNS Automobile Funding B.V., as Pledgee, and Stuurgroep Holland B.V.**
4.5.42	Deed of Disclosed Pledge of Receivables between BNS Automobile Funding B.V., as Pledgor, and BNP Paribas as Security Agent, as Pledgee**
4.5.43	Pledges of Shares Contract, dated as of December 21, 2005, among Hertz de España, S.A, Hertz Alquiler de Maquinaria, S.L., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent relating to Hertz Alquiler de Maquinaria**
4.5.44	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.45	Pledge of Credit Rights of Insurance Policies Contract, dated as of December 21, 2005,among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.46	Pledge of Credit Rights of Bank Accounts, dated as of December 21, 2005 among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.47	Pledges over VAT Credit Rights Contract, dated as of December 21, 2005, among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.48	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.49	Pledge of Credit Rights of Bank Accounts Contract, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.50	Pledges of Credit Rights of Insurance Policies Contract, dates as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.51	Pledges over VAT Credit Rights Contracts, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria S.L., as Pledgor, BNS Automobile Funding B.V., and BNP Paribas S.A., as Security Agent**
4.5.52	Pledges of Credit Rights Contract, dated as of December 21, 2005, among BNS Automobile Funding B.V., as Pledgor, Hertz de Espana S.A., Hertz Alquiler de Maquinaria, S.L., and BNP Paribas S.A., as Security Agent**
4.5.53	Pledges of Shares Contract, dated as of December 21, 2005, among Hertz International Ltd., Hertz Equipment Rental International, Limited, Hertz de España, S.A., and BNP Paribas S.A., as Security Agent**

4.5.54	Share Pledge Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Züri-Leu Garage AG and Société Immobilière Fair Play**
4.5.55	Assignment Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the assignment and transfer of trade receivables, insurance claims, inter-company receivables and bank accounts**
4.5.56	Share Pledge Agreement, dated as of December 21, 2005, between Hertz Holdings South Europe S.r.l and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Hertz AG**
4.5.57	Deed of Charge, dated as of December 21, 2005, between Hertz (U.K.) Limited as Chargor and BNP Paribas as Security Agent**
4.5.58	Deed of Charge over Shares, in Hertz (U.K.) Limited, dated as of December 21, 2005, between Hertz Holdings II U.K. Limited as Chargor and BNP Paribas as Security Agent**
4.5.59	Deed of Charge over Shares in Hertz Holdings III UK Limited, dated as of December 21, 2005, between Hertz International, Ltd. and BNP Paribas as Security Agent**
4.5.60	Deed of Charge, dated as of December 21, 2005, between BNS Automobile Funding B.V. as Chargor and BNP Paribas as Security Agent**
4.6.1	Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**
4.6.2	Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.3	Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.4	Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.5	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch.**
4.6.6	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.6.5 for each of the mortgaged properties.**

4.7.1	Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers.**
4.7.2	U.S. Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.3	Canadian Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited, Western Shut-Down (1995) Limited, certain of its subsidiaries, and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**
4.7.4	Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.5	Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.6	Trade-mark Security Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**
4.7.7	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch.**
4.7.8	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.7.7 for each of the mortgaged properties.**
4.8	Intercreditor Agreement, dated as of December 21, 2005, by and between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries**
4.9.1	Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.2	Series 2005-1 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.3	Series 2005-2 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**

4.9.4	Series 2005-3 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.5	Series 2005-4 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.6	Amended and Restated Series 2004-1 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.7	Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor**
4.9.8	Amended and Restated Participation, Purchase and Sale Agreement, dated as of December 21, 2005, by and between Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer**
4.9.9	Purchase and Sale Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz Funding Corp.**
4.9.10	Contribution Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC and The Hertz Corporation**
4.9.11	Amended and Restated Collateral Agency Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, BNY Midwest Trust Company, as Collateral Agent, BNY Midwest Trust Company, as Trustee and Secured Party, and The Hertz Corporation, as Secured Party**
4.9.12	Amended and Restated Administration Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and BNY Midwest Trust Company, as Trustee**
4.9.13	Master Exchange Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Property Holdings LLC**
4.9.14	Escrow Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.**
4.9.15	Amended and Restated Class A-1 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset Backed Notes, Class A-1), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**
4.9.16	Amended and Restated Class A-2 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset backed Notes, Class A-2), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**

4.9.17	Amended and Restated Class A Note Purchase Agreement (Series 2005-4 Variable Funding Rental Car Asset Backed Notes, Class A), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**
4.9.18	Letter of Credit Facility Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and Ford Motor Company**
4.9.19	Insurance Agreement, dated as of December 21, 2005, by and between MBIA Insurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.20	Insurance Agreement, dated as of December 21, 2005, by and between Ambac Assurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.21	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-1 Rental Car Asset Backed Notes**
4.9.22	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-4 Rental Car Asset Backed Notes**
4.9.23	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-2 Rental Car Asset Backed Notes**
4.9.24	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-3 Rental Car Asset Backed Notes**
10.1	Hertz Global Holdings, Inc. Stock Incentive Plan* **
10.2	Form of Stock Subscription Agreement under Stock Incentive Plan* **
10.3	Form of Stock Option Agreement under Stock Incentive Plan* **
10.4	Employment Agreement between The Hertz Corporation and Craig R. Koch (Incorporated by reference to Exhibit 10.4(3) to our Registration Statement No. 333-125764)*
10.5	Form of Change in Control Agreement (and certain terms related thereto) among The Hertz Corporation, Ford Motor Company and each of Messrs. Koch, Nothwang, Siracusa, Taride and Plescia (Incorporated by reference to Exhibit 10.5 to our Registration Statement No. 333-125764)*
10.6	Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michael Taride (Incorporated by reference to Exhibit 10.6 to our Registration Statement No. 333-125764)*
10.7	The Hertz Corporation Compensation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to our Registration Statement No. 333-125764)*
10.8	The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 our Registration Statement No. 333-125764)*
10.9	The Hertz Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to our Registration Statement No. 333-125764)*
10.10	The Hertz Corporation Benefit Equalization Plan (Incorporated by reference to Exhibit 10.10 to our Registration Statement No. 333-125764)*
10.11	The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to our Registration Statement No. 333-125764)*

10.12	The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to our Registration Statement No. 333-125764)*
10.13	The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to our Registration Statement No. 333-125764)*
10.14	The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to our Registration Statement No. 333-125764)*
10.15	RCA Executive Deferred Compensation Plan and Employee Participation Agreement, dated May 29, 1985, between Craig R. Koch and The Hertz Corporation (Incorporated by reference to Exhibit 10.15 to our Registration Statement No. 333-125764)*
10.16	The Hertz Corporation 2005 Executive Incentive Compensation Plan* **
10.17	Letter Agreement, dated October 19, 2005, as amended and restated as of November 15, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.) and Craig R. Koch* **
10.18	Amended and Restated Indemnification Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC**
10.19	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Clayton, Dubilier & Rice, Inc.**
10.20	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and TC Group IV, L.L.C.**
10.21	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Merrill Lynch Global Partners, Inc.**
10.22	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.**
10.23	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.**
10.24	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.**
10.25	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd.**
10.26	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation**

10.27	Master Supply and Advertising Agreement, dated as of July 5, 2005, by and between Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.)
12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and each of the four years ended December 31, 2004***
21.1	List of Subsidiaries**
23.1	Consents of Independent Registered Public Accounting Firm***
23.2	Consent of Independent Registered Public Accounting Firm****
31.1	Certification of the Chief Executive Officer Pursuant to Rule 15d-14(a)****
31.2	Certification of the Chief Financial Officer Pursuant to Rule 15d-14(a)****
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350****
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350****

*
Denotes management contract or compensatory plan, contract or arrangement.

**
Incorporated by reference to the exhibit of the same number to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2006

***
Incorporated by reference to the exhibit of the same number to our Annual Report on Form 10-K as originally filed on April 5, 2006.

****
Filed herewith.

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

SUPPLEMENTAL INFORMATION

        The Hertz Corporation is an indirect wholly owned subsidiary of Hertz Global Holdings, Inc. No annual report to security holders covering The Hertz Corporation's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE HERTZ CORPORATION
(Parent Company Only)

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE I

To the Board of Directors and
Shareholder of The Hertz Corporation:

        Our audits of the Successor Company's consolidated financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, and of the Predecessor Company's consolidated financial statements referred to in our reports dated April 4, 2006 appearing in The Hertz Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 also included an audit of the accompanying Financial Statement Schedule I. In our opinion, Financial Statement Schedule I presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Successor Company and Predecessor Company consolidated financial statements.

PricewaterhouseCoopers LLP
Florham Park, NJ
April 28, 2006

THE HERTZ CORPORATION
(Parent Company Only)

CONDENSED BALANCE SHEETS

(In Thousands of Dollars)

	Successor December 31,	Predecessor December 31,
	2005	2004
Assets
Cash and equivalents	$150,757	$174,756
Short-term investments	—	556,997
Due from Hertz affiliates	6,009,643	6,517,227
Receivables, net	212,085	513,902
Inventories, at lower of cost or market	23,570	19,506
Prepaid expenses and other assets	269,704	100,967
Revenue earning equipment, net	171,780	566,070
Property and equipment, net	873,380	796,170
Investments in subsidiaries, net	3,599,023	2,704,571
Goodwill and other intangible assets, net	3,140,430	433,141

Total assets	$14,450,372	$12,383,307

Liabilities and Stockholder's Equity
Due to Hertz affiliates	$5,420,943	$2,656,100
Accounts payable	176,547	221,807
Accrued liabilities	204,008	240,283
Debt	5,517,810	5,795,361
Public liability and property damage	169,546	191,537
Deferred taxes on income	695,336	607,972

Total liabilities	12,184,190	9,713,060
Stockholder's Equity:
Additional capital paid-in	2,295,000	983,132
Retained earnings (deficit)	(21,346)	1,479,217
Accumulated other comprehensive income (loss)	(7,472)	207,898

Total stockholder's equity	2,266,182	2,670,247

Total liabilities and stockholder's equity	$14,450,372	$12,383,307

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION
(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

	Successor	Predecessor
	For the periods from
			Years Ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
			2004	2003
Total revenues	$101,762	$3,944,249	$3,700,251	$3,391,958
Expenses:
Direct operating	60,700	2,275,201	2,087,910	1,832,580
Depreciation of revenue earning equipment	49,902	1,579,035	1,336,539	1,232,178
Selling, general and administrative	4,787	242,287	230,008	178,688
Interest, net	10,723	303,084	258,395	243,702

Total expenses	126,112	4,399,607	3,912,852	3,487,148

Loss before income taxes and equity in earnings (losses) of subsidiaries	(24,350)	(455,358)	(212,601)	(95,190)
Benefit for taxes on income	13,818	221,459	96,977	39,116
Equity in earnings (losses) of subsidiaries	(10,814)	632,722	481,095	214,689

Net income (loss)	$(21,346)	$398,823	$365,471	$158,615

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION
(Parent Company Only)

CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY

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

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(in Thousands of Dollars)

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(21,346)	$398,823	$365,471	$158,615
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	3,584,912	(711,425)	(304,779)	418,689

Net cash provided by (used in) operating activities	3,563,566	(312,602)	60,692	577,304

Cash flows from investing activities:
Proceeds from sales (purchases) of short-term investments, net	—	556,997	(56,889)	(500,108)
Revenue earning equipment expenditures	(3,396)	(109,353)	(914,104)	(988,431)
Proceeds from disposal of revenue earning equipment	3,058	98,390	711,108	811,841
Property and equipment expenditures	23,859	(177,008)	(160,434)	(139,567)
Proceeds from disposal of property and equipment	145	35,152	31,134	26,292
Other investing activities	—	—	—	5,640

Net cash provided by (used in) investing activities	23,666	404,178	(389,185)	(784,333)

Cash flows from financing activities:
Issuance of an intercompany note	—	1,185,000	—	—
Proceeds from issuance of long-term debt	4,337,526	18,732	1,100,803	501,986
Repayment of long-term debt	(4,886,310)	(611,347)	(900,000)	(700,000)
Other financing activities	(1,165,986)	881,371	254,143	208,628
Dividends paid	—	(1,185,000)	—	—
Capital invested by third parties	2,295,000	—	—	—
Purchase predecessor company stock	(4,379,374)	—	—	—
Payment of financing costs	(192,419)	—	—	—

Net cash provided by (used in) financing activities	(3,991,563)	288,756	454,946	10,614

Net increase (decrease) in cash and equivalents during the period	(404,331)	380,332	126,453	(196,415)
Cash and equivalents at beginning of period	555,088	174,756	48,303	244,718

Cash and equivalents at end of period	$150,757	$555,088	$174,756	$48,303

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

        The accompanying condensed financial statements include only the accounts of The Hertz Corporation, or the "Company." Investments in the Company's subsidiaries are accounted for under the equity method. These condensed parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries exceed 25% of the Company's consolidated net assets as of December 31, 2005.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted since this information is included in the Company's consolidated financial statements included elsewhere in this Form 10-K.

Note 2—Commitments and Contingencies

        The following table details the contractual cash obligations of the Company for debt (excluding obligations for interest and estimated payments under interest rate swap agreements) as of December 31, 2005 (in thousands of dollars):

	Total	2006	2007	2008	2009	2010	Thereafter
Debt	$5,581,882	$564,316	$129,054	$49,595	$71,131	$49,077	$4,718,709

        The following table details the contractual cash obligations of the Company for operating leases and purchase obligations as of December 31, 2005 (in thousands of dollars):

	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases and concession agreements	$1,156,402	$225,347	$328,256	$169,449	$433,350
Purchase obligations	5,003,700	4,966,700	36,500	500	—

Total	$6,160,102	$5,192,047	$364,756	$169,949	$433,350

Note 3—Dividends

        The following table details cash dividends received by the Company from its subsidiaries during 2005, 2004 and 2003 (in thousands of dollars):

	2005	2004	2003
Cash dividends	$86,950	$83,533	$48,000

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

THE HERTZ CORPORATION AND SUBSIDIARIES

			Additions
	Balance at Beginning of Period		Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
	(In thousands of dollars)
Allowance for doubtful accounts:
Successor
For the period from December 21, 2005 to December 31, 2005	$—	(a)	$462	$(10)	$(8	)(b)	$460
Predecessor
For the period from January 1, 2005 to December 20, 2005	$30,447		$11,447	$(1,202)	$22,529	(b)	$18,163
Year ended December 31, 2004	$35,758		$14,133	$1,123	$20,567	(b)	$30,447
Year ended December 31, 2003	$29,047		$23,053	$3,646	$19,988	(b)	$35,758

(a)
The underlying accounts receivable were revalued at their estimated net realizable value as of the date of the Acquisition. Accordingly, the allowance for doubtful accounts was valued at zero.

(b)
Amounts written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Park Ridge, and state of New Jersey, on the 28th day of April, 2006.

THE HERTZ CORPORATION (Registrant)
By:	/s/ PAUL J. SIRACUSA Name: Paul J. Siracusa Title: Executive Vice President and Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
  ITEM 15. Exhibits and Financial Statement Schedules
SUPPLEMENTAL INFORMATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT THE HERTZ CORPORATION (Parent Company Only) INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE I
THE HERTZ CORPORATION (Parent Company Only) CONDENSED BALANCE SHEETS (In Thousands of Dollars)
THE HERTZ CORPORATION (Parent Company Only) CONDENSED STATEMENTS OF OPERATIONS (In Thousands of Dollars)
THE HERTZ CORPORATION (Parent Company Only) CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY (in Thousands of Dollars)
THE HERTZ CORPORATION (Parent Company Only) CONDENSED STATEMENTS OF CASH FLOWS (in Thousands of Dollars)
THE HERTZ CORPORATION (Parent Company Only) NOTES TO CONDENSED FINANCIAL STATEMENTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS THE HERTZ CORPORATION AND SUBSIDIARIES
SIGNATURES