Form 10-Q
period 2006-03-31
HERTZ CORP
filed 2006-05-15
CIK 47129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7541

THE HERTZ CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	13-1938568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 Brae Boulevard

Park Ridge, New Jersey 07656-0713

(201) 307-2000

(Address, including Zip Code, and telephone number,

including area code, of Registrant’s principal executive offices)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of May 15, 2006:  Common Stock, $0.01 par value - 100 shares.

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

	Report of Independent Registered Public Accounting Firm	1

	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	4

	Notes to Condensed Consolidated Financial Statements	5–21

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22–40

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk	40

ITEM 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	41

ITEM 1A.	Risk Factors	41

ITEM 6.	Exhibits	41

SIGNATURES		42

EXHIBIT INDEX		43

PART I - FINANCIAL INFORMATION

ITEM l.                    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of March 31, 2006 (Successor Company), and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2006 (Successor Company) and the condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2005 (Predecessor Company). These interim financial statements are the responsibility of the Successor and Predecessor Companies’ management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, (United States) the consolidated balance sheet of the Successor Company as of December 31, 2005, and the related consolidated statements of operations, of stockholder’s equity, and of cash flows for the period from December 21, 2005 to December 31, 2005 and the consolidated statements of operations, of stockholder’s equity, and of cash flows of the Predecessor Company for the period from January 1, 2005 to December 20, 2005, management’s assessment of the effectiveness of the Successor Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Successor Company’s internal control over financial reporting as of December 31, 2005; and in our reports dated April 4, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 (Successor Company), is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

May 15, 2006

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
Unaudited

ASSETS

	March 31, 2006	December 31, 2005
Cash and equivalents	$679,412	$843,908
Restricted cash	248,315	289,201
Receivables, less allowance for doubtful accounts of $1,752 and $460	1,429,412	1,823,188
Inventories, at lower of cost or market	111,749	105,532
Prepaid expenses and other assets	448,427	396,415
Revenue earning equipment, at cost:
Cars	8,615,658	7,439,579
Less accumulated depreciation	(438,290)	(40,114)
Other equipment	2,267,784	2,083,299
Less accumulated depreciation	(73,951)	(7,799)
Total revenue earning equipment	10,371,201	9,474,965
Property and equipment, at cost:
Land, buildings and leasehold improvements	944,760	921,421
Service equipment	499,722	474,110
	1,444,482	1,395,531
Less accumulated depreciation	(55,385)	(5,507)
Total property and equipment	1,389,097	1,390,024
Other intangible assets, net	3,219,779	3,235,265
Goodwill	1,039,216	1,022,381
Total assets	$18,936,608	$18,580,879

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable	$1,015,523	$621,876
Accrued liabilities	861,346	879,928
Accrued taxes	106,962	115,462
Debt	12,459,661	12,515,005
Public liability and property damage	346,917	320,955
Deferred taxes on income	1,867,705	1,852,542
Total liabilities	16,658,114	16,305,768
Minority interest	12,189	8,929
Stockholder’s equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	2,295,000	2,295,000
Accumulated deficit	(70,582)	(21,346)
Accumulated other comprehensive income (loss)	41,887	(7,472)
Total stockholder’s equity	2,266,305	2,266,182
Total liabilities and stockholder’s equity	$18,936,608	$18,580,879

p

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Successor	Predecessor
	Three Months Ended March 31,

	2006	2005
Revenues:
Car rental	$1,399,622	$1,333,380
Equipment rental	363,048	285,414
Other	23,924	21,779
Total revenues	1,786,594	1,640,573
Expenses:
Direct operating	1,070,150	974,229
Depreciation of revenue earning equipment	407,254	373,594
Selling, general and administrative	162,177	158,059
Interest, net of interest income of $7,657 and $7,655	210,313	99,212
Total expenses	1,849,894	1,605,094
Income (loss) before income taxes and minority interest	(63,300)	35,479
(Provision) benefit for taxes on income	17,323	(12,302)
Minority interest	(3,259)	(2,302)
Net income (loss)	$(49,236)	$20,875

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Successor	Predecessor
	Three Months Ended March 31,

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(49,236)	$20,875
Adjustments to reconcile net income (loss) to net cash provided by operating activities	1,254,193	889,719
Net cash provided by operating activities	1,204,957	910,594
Cash flows from investing activities:
Net change in restricted cash	40,886	(1,247)
Proceeds from sales of short-term investments, net	—	295,315
Revenue earning equipment expenditures	(3,862,101)	(3,600,183)
Proceeds from disposal of revenue earning equipment	2,591,339	2,307,379
Property and equipment expenditures	(64,677)	(81,339)
Proceeds from disposal of property and equipment	19,804	9,043
Net cash used in investing activities	(1,274,749)	(1,071,032)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,245	5,306
Repayment of long-term debt	(4,594)	(1,967)
Short-term borrowings:
Proceeds	373,130	237,211
Repayments	(131,992)	(299,391)
Ninety day term or less, net	(337,315)	250,929
Payment of financing costs	(24,081)	—
Net cash provided by (used in) financing activities	(122,607)	192,088
Effect of foreign exchange rate changes on cash and equivalents	27,903	(18,601)
Net increase (decrease) in cash and equivalents during the period	(164,496)	13,049
Cash and equivalents at beginning of period	843,908	677,965
Cash and equivalents at end of period	$679,412	$691,014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$119,128	$95,888
Income taxes	3,144	3,013

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Basis of Presentation

The Hertz Corporation, together with its subsidiaries, is referred to herein as “we,” “our” and “us.” The Hertz Corporation is referred to herein as “Hertz.”  Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), is referred to herein as “Hertz Holdings.”

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company, or “Ford,” acquired an ownership interest in us in 1987. Prior to this, we were a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired our outstanding capital stock from RCA Corporation in 1985.

On December 21, 2005, or the “Closing Date,” investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity, or collectively the “Sponsors,” through CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings, acquired all of our common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash and debt refinanced or assumed of $10,116 million and estimated transaction fees and expenses of $439 million.

We refer to the acquisition of all of our common stock through a wholly owned subsidiary of Hertz Holdings as the “Acquisition.” We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the “Transactions.”

To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, the following funds were used:

•       equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

•       net proceeds from a private placement by CCMG Acquisition Corporation of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the “Senior Dollar Notes,” $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the “Senior Subordinated Notes,” and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the “Senior Euro Notes.” In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger;

•       aggregate borrowings of approximately $1,707 million by us under a new senior term facility, or the “Senior Term Facility,” which consists of (a) a maximum borrowing capacity of $2,000 million, including a delayed draw facility of $293 million that may be drawn until August 2007 to refinance certain existing debt and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million;

•       aggregate borrowings of approximately $400 million by Hertz and one of its Canadian subsidiaries under a new senior asset-based revolving loan facility, or the “Senior ABL Facility,” with a maximum borrowing capacity of $1,600 million. We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities;”

•       aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly owned by us of asset-backed securities backed by our U.S. car rental fleet, or the “U.S. Fleet Debt,” all of which we issued under our existing asset-backed notes program, or the “ABS

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Program;” under which an additional $600 million of previously issued asset-backed medium term notes, or the “Other ABS Debt,” having maturities from 2007 to 2009 remain outstanding following the closing of the Transactions, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the Closing Date ;

•       aggregate borrowings of the U.S. dollar equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case as of December 31, 2005), subject to borrowing bases comprised of rental vehicles, and related assets of certain of our foreign subsidiaries (all of which are organized outside the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities are referred to collectively as the “International Fleet Debt;” and

•       our cash on hand.

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

•       the repurchase of approximately €192.4 million (or approximately $230.0 million, calculated as of December 31, 2005) in aggregate principal amount of existing Euro medium term notes with a maturity of July 2007, of which additional medium term notes in the aggregate principal amount of approximately €7.6 million remained outstanding following the Transactions;

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

The term “Successor” refers to us following the Acquisition. The term “Predecessor” refers to us prior to the change in control on December 21, 2005.

The summary of significant accounting policies set forth in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the United States Securities and Exchange Commission, or the “SEC,” on April 5, 2006, as amended on April 28, 2006, or the “10-K,” has been followed in preparing the accompanying condensed consolidated financial statements.

In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The December 31, 2005 condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain prior period amounts have been reclassified to conform with current reporting.

Note 2—Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or the “FASB,” revised its Statement of Financial Accounting Standards, or “SFAS,” No. 123, with SFAS No. 123R, “Accounting for Stock-Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The provisions of the revised statement are effective for financial statements issued for the first annual reporting period beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB No. 107,” regarding the SEC Staff’s interpretation of the revised statement. SAB No. 107 provides the Staff’s views regarding interactions between the revised statement and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123. Adoption of the revised statement did not have, nor is it expected to have, a significant effect on our financial position, results of operations or cash flows. Effective with the Acquisition, all unvested options granted to our employees under Ford’s 1998 Long-Term Incentive Plan became vested and exercisable. During the three months ended March 31, 2006, we have not granted any new awards to our employees. See Note 11—Related Party Transactions.

Note 3—Cash and Equivalents and Restricted Cash

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash includes cash and investments that are not readily available for our normal disbursements. Restricted cash and investments are restricted for the acquisition of vehicles and equipment and other specified uses under our ABS Program and to satisfy certain of our self-insurance reserve requirements.

Note 4—Goodwill and Other Intangible Assets

We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. We conducted the required annual goodwill impairment test in the second quarter of 2005, and determined that there was no impairment (Predecessor goodwill).

The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition date. Consequently, the

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

excess of the cost of the Acquisition over the net of amounts assigned to the fair value of assets acquired and the liabilities assumed is recorded to goodwill.

The Acquisition has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” with intangible assets recorded in conformity with SFAS No. 142, requiring an allocation of the purchase price to the tangible and intangible net assets acquired based on their relative fair values as of the date of acquisition. The preliminary allocation of purchase price is based on management’s judgment after evaluating several factors, including actuarial estimates for pension liabilities, fair values of our indebtedness and other liabilities, and valuation assessments of our tangible and intangible assets prepared by a valuation specialist. The purchase price allocation is in the process of being finalized.

The following summarizes the changes in our goodwill, by segment (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2005	$393,395	$628,986	$1,022,381
Changes as result of purchase accounting adjustments	5,798	9,271	15,069
Other changes(1)	680	1,086	1,766
Balance as of March 31, 2006	$399,873	$639,343	$1,039,216

(1)            Consists of changes primarily resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

Other intangible assets, net consisted of the following major classes (in thousands of dollars):

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer-related	$611,863	$(17,145)	$594,718	$612,000	$(1,844)	$610,156
Other	1,318	(257)	1,061	1,209	(100)	1,109
Total	613,181	(17,402)	595,779	613,209	(1,944)	611,265
Indefinite-lived intangible assets:
Trade name	2,624,000		2,624,000	2,624,000		2,624,000
Total other intangible assets, net	$3,237,181	$(17,402)	$3,219,779	$3,237,209	$(1,944)	$3,235,265

Amortization expense of other intangible assets for the three months ended March 31, 2006 and March 31, 2005 was approximately $15.5 million and $0.2 million, respectively. Future amortization expense of other intangible assets is expected to be approximately $61.2 million per year for each of the next five years.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Taxes on Income

The provision for taxes on income is based upon the estimated effective tax rate applicable for the full year. We currently estimate our full year effective tax rate to be approximately 35% for 2006. The effective tax rate for the three months ended March 31, 2006 of 27.4% is lower than the U.S. federal statutory rate of 35% primarily due to the mix of pretax operating results among countries with different tax rates, including countries where no tax benefit for losses can be recognized.

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Successor	Predecessor
	Three Months Ended
	March 31,
	2006	2005
Depreciation of revenue earning equipment	$418,640	$387,055
Adjustment of depreciation upon disposal of the equipment	(17,011)	(17,810)
Rents paid for vehicles leased	5,625	4,349
Total	$407,254	$373,594

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2006 and 2005 included net gains of $11.1 million and $6.7 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $5.9 million and $11.1 million, respectively, on the disposal of equipment in our equipment rental operations. Depreciation rates being used to compute the provision for depreciation of revenue earning equipment were decreased effective January 1, 2006 in our domestic car rental operations and our North American equipment rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold, resulting in net reductions in depreciation expense for the three months ended March 31, 2006 of $3.6 million and $5.1 million, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 7—Debt

Our debt consists of the following (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Senior term facility, average interest rate: 2006, 7.0%; 2005, 8.5% (effective average interest rate: 2006, 7.2%; 2005, 8.7%); net of unamortized discount: 2006, $43,199; 2005, $44,806	$1,659,533	$1,662,194
Senior ABL facility, average interest rate: 2006, 6.5%; 2005, 6.5% (effective average interest rate: 2006, 6.8%; 2005, 6.9%); net of unamortized discount: 2006, $26,339; 2005, $27,832	455,870	471,202
Senior notes, average interest rate: 2006, 8.7%; 2005, 8.7% (effective average interest rate: 2006, 8.7%; 2005, 8.7%);	2,072,628	2,066,083
Senior subordinated notes, average interest rate: 2006, 10.5%; 2005, 10.5% (effective average interest rate: 2006, 10.5%; 2005, 10.5%);	600,000	600,000
U.S. fleet debt and other ABS debt, average interest rate: 2006, 4.4%; 2005, 4.4% (effective average interest rate: 2006, 4.4%; 2005, 4.4%); net of unamortized discount: 2006, $17,525; 2005, $19,822	5,247,475	4,920,178
International fleet debt in foreign currencies, average interest rate: 2006, 4.4%; 2005, 4.4% (effective average interest rate: 2006, 4.5%; 2005, 4.5%); net of unamortized discount: 2006, $11,996; 2005, $16,063	1,488,650	1,736,143
Notes payable, including commercial paper, average interest rate: 2006, 4.1%; 2005, 4.3%	11,198	100,362
Promissory notes, average interest rate: 2006, 6.9%; 2005, 6.9% (effective average interest rate: 2006, 7.0%; 2005, 7.0%); net of unamortized discount: 2006, $5,163; 2005, $4,875; due 2006 to 2028	798,134	798,422
Foreign subsidiaries’ debt in foreign currencies:
Short-term borrowings:
Banks, average interest rate: 2006, 4.5%; 2005, 4.7%	110,647	70,286
Commercial paper, average interest rate: 2005, 2.8%	—	47,284
Other borrowings, average interest rate: 2006, 5.5%; 2005, 3.6%	15,526	42,851
Total	$12,459,661	$12,515,005

The aggregate amounts of payments to be made upon the maturity of debt for each of the twelve-month periods ending March 31, in millions, are as follows: 2007, $2,815.8 (including $2,462.4 of commercial paper and other short-term borrowings); 2008, $332.2; 2009, $1,210.0; 2010, $810.8; 2011, $2,795.0; after 2011, $4,600.1.

As of March 31, 2006, we had issued standby letters of credit totaling $230.0 million, primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and in Europe and to support airport concession obligations in the United States and Canada. The full amount of these letters of credit was undrawn.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

As of March 31, 2006, a total of $200.0 million in letters of credit had been issued under our ABS Program, the full amount of which was undrawn.

As of March 31, 2006, we had an aggregate principal amount of approximately $803.3 million outstanding in promissory notes issued under three separate indentures and approximately €7.6 million in aggregate principal amount of Euro Medium Term Notes (as discussed below). These remaining outstanding promissory notes include the untendered principal amounts on the 4.7% and 6.35% senior promissory notes and the $500.0 million of promissory notes discussed below. The remaining outstanding promissory notes have maturities ranging from 2006 to 2028.

Predecessor

On September 30, 2003, we issued $500 million of 4.7% Senior Promissory Notes, or the “4.7% Notes,” due on October 2, 2006. On June 3, 2004, we issued $600 million of 6.35% Senior Promissory Notes, or the “6.35% Notes,” due on June 15, 2010. Effective September 30, 2003 and June 3, 2004, we entered into interest rate swap agreements, or “swaps,” relating to the 4.7% Notes and 6.35% Notes, respectively. Under these agreements, we paid interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. These swaps were accounted for as fair value hedges under SFAS 133. Prior to the Acquisition, the swap transactions qualified for the short-cut method of recognition under SFAS 133; therefore, no portion of the swaps were treated as ineffective. As a result of the Acquisition, a significant portion of the underlying fixed rate debt was tendered leaving an aggregate principal amount of $123.8 million outstanding at December 31, 2005, causing the interest rate swaps to be ineffective as of December 21, 2005. Consequently, any changes in the fair value of the derivatives are recognized in earnings. As of December 31, 2005, the fair value adjustments relating to the swaps on the 4.7% Notes and the 6.35% Notes were $8.4 million and $8.7 million, respectively, which were reflected in the condensed consolidated balance sheet in “Accrued liabilities.” During January 2006, we assigned these swaps to a third party in return for cash. As a result of the assignment of these swaps, we recorded a gain of $6.6 million which is reflected in the condensed consolidated statement of operations in “Selling, general and administrative” expenses.

On March 31, 2004, we issued $600.0 million of Other ABS Debt under the ABS program. Of the $600.0 million of the Other ABS Debt, $500.0 million has fixed interest rates ranging from 2.4% to 3.2% and maturities ranging from 2007 to 2009 and the remaining $100.0 million has a variable interest rate based on the one-month LIBOR rate plus nine basis points (4.9% as of March 31, 2006) and matures in 2007. Payments of principal and interest relating to the Other ABS Debt are insured to the extent provided in a note guaranty insurance policy issued by MBIA Insurance Corporation. As of March 31, 2006, the aggregate principal amount of $600.0 million of Other ABS Debt was outstanding. See “U.S. Fleet Debt” for a discussion of the collateralization of the Other ABS Debt. As of March 31, 2006, the average interest rate on the Other ABS Debt was 3.2%.

On July 2, 2004, we established a Euro Medium Term Note Program under which Hertz and/or Hertz Finance Centre plc, or “HFC,” a wholly owned subsidiary of Hertz, could issue up to €650.0 million in Medium Term Notes, or the “Euro Medium Term Notes.” On July 16, 2004, HFC issued €200.0 million of Euro Medium Term Notes under this program. The Euro Medium Term Notes are fully guaranteed by us, mature in July 2007, and have a variable interest rate based on the three-month EURIBOR rate plus 110 basis points. As a result of the Acquisition, a significant portion of the Euro Medium Term Notes was tendered to us, leaving the aggregate principal amount of €7.6 million outstanding as of

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

March 31, 2006. In connection with the remaining balance of the Euro Medium Term Notes, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006 and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows on the variable rate Euro Medium Term Notes. As of March 31, 2006, the interest rate on the Euro Medium Term Notes was 3.61%. Funds sufficient to repay all obligations associated with the remaining €7.6 million of Euro Medium Term Notes at maturity have been placed in escrow for satisfaction of these obligations.

On August 5, 2004, we issued $500.0 million of Promissory Notes consisting of $250.0 million of floating rate notes at the three-month LIBOR rate plus 120 basis points due on August 5, 2008, and $250.0 million of 6.90% fixed rate notes due on August 15, 2014. As of March 31, 2006, the interest rate on the $250.0 million floating rate notes was 5.5%. As a result of the Acquisition, a significant portion of this debt was tendered to us, leaving the aggregate principal amount of $9.0 million of the floating rate notes and $21.1 million of the fixed rate notes outstanding as of March 31, 2006.

Successor

Senior Credit Facilities

In connection with the Acquisition, Hertz entered into a credit agreement with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consists of a $2,000.0 million secured term loan facility providing for loans denominated in U.S. Dollars, including a delayed draw facility of $293.0 million that may be drawn until August 2007 to refinance certain existing debt. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility. As of March 31, 2006, we had $1,659.5 million in borrowings outstanding under this facility, which is net of a discount of $43.2 million. The term loan facility and the synthetic letter of credit facility will mature on December 21, 2012.

Hertz, Hertz Equipment Rental Corporation, and certain other subsidiaries of Hertz also entered into a credit agreement with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Deutsche Bank AG, Canada Branch as Canadian Agent and Canadian collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million under a revolving loan facility providing for loans denominated in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited and its subsidiary Western Shut-Down (1995) Ltd. are the Canadian borrowers under the Senior ABL Facility. At March 31, 2006, net of a discount of $26.3 million, Hertz and Matthews Equipment Limited had $267.4 million and the Canadian dollar equivalent of $188.5 million, respectively, in borrowings outstanding under this facility. The Senior ABL Facility will mature on December 21, 2010.

Hertz’s obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by its immediate parent and most of its direct and indirect domestic subsidiaries (subject to certain

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz’s obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing.)  Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrower is required to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio and a maximum leverage ratio. Under the Senior ABL Facility, upon excess availability falling below certain levels, specified financial ratios and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio, will apply. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and provide for customary events of default.

Senior Notes and Senior Subordinated Notes

In connection with the Acquisition, CCMG Acquisition Corporation issued the Senior Notes and the Senior Subordinated Notes under separate indentures between CCMG Acquisition Corporation and Wells Fargo Bank, National Association, as trustee. Hertz and the guarantors entered into supplemental indentures, dated as of the Closing Date, pursuant to which Hertz assumed the obligations of CCMG Acquisition Corporation under the Senior Notes, the Senior Subordinated Notes and the respective indentures, and the guarantors issued the related guarantees. CCMG Acquisition Corporation subsequently merged with and into Hertz, with Hertz as the surviving entity.

As of March 31, 2006, $2,072.6 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. The Senior Notes will mature on January 1, 2014, and the Senior Subordinated Notes will mature on January 1, 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Hertz’s obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

Both the indenture for the Senior Notes and the indenture for the Senior Subordinated Notes contain covenants that, among other things, limit the ability of Hertz and its restricted subsidiaries, described in the respective indentures to incur more debt, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with Hertz’s affiliates. The indenture for the Senior Subordinated Notes also contains subordination provisions and limitations on the types of liens that may be incurred. The indentures also contain certain mandatory and optional prepayment or redemption provisions and provide for customary events of default.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Fleet Financing

U.S. Fleet Debt.   In connection with the Acquisition, Hertz Vehicle Financing LLC, or “HVF,” a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, or the “ABS Indenture,” dated as of the Closing Date, with BNY Midwest Trust Company as trustee, and a number of related supplements to the ABS Indenture, each dated as of the Closing Date, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the “ABS Supplement.” On the Closing Date, HVF, as issuer, issued approximately $4,300.0 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement. HVF also issued approximately $1,500.0 million of variable funding notes in two series, none of which were funded at closing. As of March 31, 2006, $4,300.0 million and $365.0 million in aggregate borrowings were outstanding in the form of these medium term notes and variable funding notes, respectively.

Each class of notes matures three, four or five years from the Closing Date. The variable funding notes will be funded through the bank multi-seller commercial paper market. The assets of HVF, including the U.S. car rental fleet owned by HVF and certain related assets, collateralize the U.S. Fleet Debt and Other ABS Debt. Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, we pay monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. As of March 31, 2006, the fair value of the HVF Swaps was $96.7 million, which is reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets.”

HVF is subject to numerous restrictive covenants under the ABS Indenture and the other agreements governing the U.S. Fleet Debt, including restrictive covenants with respect to liens, indebtedness, benefit plans, mergers, disposition of assets, acquisition of assets, dividends, officers’ compensation, investments, agreements, the types of business it may conduct and other customary covenants for a bankruptcy-remote special purpose entity. The U.S. Fleet Debt is subject to events of default and amortization events that are customary in nature for U.S. rental car asset backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal of the notes and a liquidation of the U.S. car rental fleet.

International Fleet Debt.   In connection with the Acquisition, Hertz International, Ltd., or “HIL,” a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL’s subsidiaries or as non-affiliated “orphan” companies), or “SPEs,” entered into revolving bridge loan facilities providing commitments to lend, in various currencies up to an aggregate amount equivalent to approximately $2,956.2 million (as of March 31, 2006), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL’s subsidiaries (all of which are organized outside the United States) or

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL’s subsidiaries organized outside North America or one or more SPEs, as the case may be. As of March 31, 2006, the U.S. dollar equivalent of $1,488.7 million in borrowings was outstanding under these facilities, net of a $12.0 million discount. These facilities are referred to collectively as the “International Fleet Debt Facilities.”

The International Fleet Debt Facilities consist of four revolving loan tranches (Tranches A1, A2, B and C), each subject to borrowing bases comprised of the revenue earning equipment and related assets of each applicable borrower (or, in the case of a borrower that is a SPE on-lending loan proceeds to a fleet-owning SPE or subsidiary, as the case may be, the rental vehicles and related assets of such fleet-owning SPE or subsidiary). A portion of the Tranche C loan will be available for the issuance of letters of credit. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in certain capital lease financings outside the International Fleet Debt Facilities.

The obligations of the borrowers under the International Fleet Debt Facilities are guaranteed by HIL, and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt Facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. In addition, Hertz has guaranteed the obligations of its Brazilian subsidiary with respect to an aggregate principal amount of the Tranche B loan not exceeding $52.0 million (or such other principal amount as may be agreed to by the Senior Credit Facilities lenders). That guarantee is secured equally and ratably with borrowings under the Senior Term Facility. The assets that collateralize the International Fleet Debt Facilities will not be available to satisfy the claims of Hertz’s general creditors.

The facilities under each of the tranches mature five years from the Closing Date. Subject to certain exceptions, the loans are subject to mandatory prepayment and reduction in commitment amounts equal to the net proceeds of specified types of take-out financing transactions and asset sales.

The International Fleet Debt Facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt Facilities) that, among other things, limit or restrict the ability of HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the International Fleet Debt Facilities as of the closing of the Acquisition have been replaced by

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt Facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL’s ability to pay dividends to Hertz, as of March 31, 2006, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

As of March 31, 2006, substantially all of our assets are pledged under one or more of the facilities noted above.

Credit Facilities

As of March 31, 2006, the following credit facilities were available for our use:

•       The Senior Term Facility has $293.0 million available to refinance certain existing debt under the delayed draw facility and $39.5 million available under the letter of credit facility.

•       The Senior ABL Facility has the U.S. dollar equivalent of approximately $1,102.5 million of remaining capacity and is available under the borrowing base limitation.

•       The International Fleet Debt Facilities have the U.S. dollar equivalent of approximately $1,455.6 million unused and $161.2 million available under the borrowing base limitation.

•       The U.S. Fleet Debt has approximately $1,135.0 million of remaining capacity and $69.3 million available under the borrowing base limitation.

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement health care and life insurance expense (in millions of dollars):

	Three Months Ended March 31,
	Pension Benefits				Health Care & Life Insurance (U.S.)
	Successor		Predecessor		Successor	Predecessor
	2006		2005		2006	2005
	U.S.	Non-U.S.	U.S	Non-U.S
Components of Net Periodic Benefit Cost:
Service cost	$7.2	$2.2	$6.2	$1.7	$0.1	$0.1
Interest cost	5.6	2.0	5.0	1.6	0.3	0.2
Expected return on plan assets	(6.2)	(1.7)	(5.6)	(1.3)	—	—
Amortization:
Amendments	—	—	0.1	—	—	—
Losses and other	—	—	0.6	0.5	—	0.1
Net pension/postretirement expense	$6.6	$2.5	$6.3	$2.5	$0.4	$0.4

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. For the three months ended March 31, 2006, we contributed $17.6 million to our worldwide pension plans, including a discretionary contribution of $15.6 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

We participate in various “multiemployer” pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we were to withdraw from participating in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that in expense and as a liability on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. We currently do not expect to incur any withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

Note 9—Segment Information

We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two segments:  rental of cars and light trucks, or “car rental,” and rental of industrial, construction and material handling equipment, or “ equipment rental.”  The contributions of these segments, as well as “corporate and other,” to revenues and income (loss) before income taxes and minority interest for the three months ended March 31, 2006 and 2005 are summarized below (in thousands of dollars). Corporate and other includes general corporate expenses, certain interest expense (including unallocated Acquisition related interest after the Closing Date), as well as other business activities such as third-party claim management services.

	Three Months Ended March 31,
	Revenues		Income (Loss) Before Income Taxes and Minority Interest
	Successor	Predecessor	Successor	Predecessor
	2006	2005	2006	2005
Car rental	$1,421,558	$1,352,800	$(11,107)	$24,649
Equipment rental	363,147	285,431	34,454	15,379
Corporate and other	1,889	2,342	(86,647)	(4,549)
Total	$1,786,594	$1,640,573	$(63,300)	$35,479

The increase in total assets from December 31, 2005 to March 31, 2006 in our condensed consolidated balance sheet was primarily due to an increase in revenue earning vehicles in our car rental segment.

Note 10—Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of March 31, 2006 and December 31, 2005 includes (in thousands of dollars) an accumulated translation gain of $10,689 and an accumulated translation loss of $3,394, respectively. Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was as follows (in thousands of dollars):

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Successor	Predecessor
	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(49,236)	$20,875
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14,083	(45,351)
Unrealized loss on available-for-sale securities	(26)	(3)
Change in fair value of cash flow hedges	35,302	—
Total other comprehensive income (loss)	49,359	(45,354)
Comprehensive income (loss)	$123	$(24,479)

Note 11—Related Party Transactions

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

The terms of the Master Supply and Advertising Agreement only apply to our fleet requirements and advertising in the United States and to Ford, Lincoln or Mercury brand vehicles, or “Ford Vehicles.” Under the Master Supply and Advertising Agreement, Ford has agreed to supply to us and we have agreed to purchase from Ford, during each of the 2005 through 2010 vehicle model years, a specific number of Ford Vehicles. Ford has also agreed in the Master Supply and Advertising Agreement to pay us a contribution toward the cost of our advertising of Ford Vehicles equal to one-half of our total expenditure on such advertising, up to a specified maximum amount. To be eligible for advertising cost contribution under the Master Supply and Advertising Agreement, the advertising must meet certain conditions, including the condition that we feature Ford Vehicles in a manner and with a prominence that is reasonably satisfactory to Ford. It further provides that the amounts Ford will be obligated to pay to us for our advertising costs will be increased or reduced according to the number of Ford Vehicles acquired by us in any model year, provided Ford will not be required to pay any amount for our advertising costs for any year if the number of Ford Vehicles acquired by us in the corresponding model year is less than a specified minimum except to the extent that our failure to acquire the specified minimum number of Ford Vehicles is attributable to the availability of Ford Vehicles or Ford vehicle production is disrupted for reasons beyond the control of Ford. To the extent we acquire less than a specified minimum number of Ford Vehicles in any model year, we have agreed to pay Ford a specified amount per vehicle below the minimum.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The advertising contributions paid by Ford for the 2005 vehicle model year under the Master Supply and Advertising Agreement were less than the advertising contributions we received from Ford for the 2004 model year. We expect that contributions in future years may also be below levels for the 2005 model year based upon anticipated reductions in the number of Ford Vehicles to be acquired. We do not expect that the reductions in Ford’s advertising contributions will have a material adverse effect on our results of operations.

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

Ford subsidiaries and affiliates also supply other brands of cars, including Jaguar, Volvo, Mazda and Land Rover, to us in the United States under arrangements separate from the Master Supply and Advertising Agreement. In addition, Ford, its subsidiaries and affiliates are significant suppliers of cars to our international operations.

During the three months ended March 31, 2006, we purchased cars from Ford and its subsidiaries at a cost of approximately $1,617.1 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $998.3 million.

Ford stock option plan

Certain employees of ours participate in the stock option plan of Ford under Ford’s 1998 Long-Term Incentive Plan. As a result of the Acquisition, all outstanding options became vested.

Taxes

Prior to the Acquisition, we and our domestic subsidiaries filed consolidated Federal income tax returns with Ford. We had entered into a tax sharing agreement with Ford providing that we and Ford would make payments between us such that, with respect to any period, the amount of taxes to be paid by us (subject to certain adjustments) would be determined as though we were to file separate federal, state and local income tax returns as the common parent of an affiliated group of corporations filing combined, consolidated or unitary federal, state and local tax returns, rather than a consolidated subsidiary of Ford, with respect to federal, state and local income taxes. With respect to foreign tax credits, the agreement provided that our right to reimbursement would be determined based on usage of such foreign tax credits by the consolidated group.

On December 21, 2005, in connection with the Acquisition, we terminated our tax sharing agreement with Ford. In connection with the termination of the agreement, all payables and receivables under the agreement between us and Ford were cancelled, and neither we nor Ford have any future rights or obligations under the agreement.

At the time of the Acquisition, no election was made under Section 338(h)(10) of the Internal Revenue Code. Such an election, which requires the consent of Ford, can be made on or prior to September 15, 2006 and may increase the purchase price. The effect of such an election for tax purposes, if made, would be to treat the Acquisition as the purchase of assets rather than stock, increasing the tax basis of certain assets held by the Hertz group. As a result, the deferred taxes related to the acquired intangible assets (other than goodwill, for which no deferred taxes are

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

provided) would be eliminated and goodwill would be reduced to the extent of the elimination of the deferred tax liability. At this time, such election is still being evaluated.

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

Relationship with Hertz Holdings, Hertz Investors, Inc. and the Sponsors

Consulting agreements

On the Closing Date, we entered into consulting agreements, or the “Consulting Agreements,” with Hertz Holdings and each of the Sponsors (or one of their affiliates), pursuant to which such Sponsor or its affiliate will provide Hertz Holdings, us and our subsidiaries with financial advisory and management consulting services. Pursuant to the Consulting Agreements, we will pay to each of the three Sponsors or its affiliate an annual fee of $1 million for such services, plus expenses, unless the Sponsors unanimously agree to a higher amount, and we may pay to them a fee for certain types of transactions that Hertz Holdings or its subsidiaries complete. If an individual designated by Clayton, Dubilier & Rice, Inc., or “CD&R,” serves as both Chairman of our board of directors and Chief Executive Officer for any quarter, we will pay CD&R an additional fee of $500,000 for that quarter.

Guarantees

Our obligations under the Senior Term Facility and Senior ABL Facility are guaranteed by Hertz’s immediate parent, Hertz Investors, Inc. (previously known as CCMG Corporation). See Note 7—Debt.

Indemnification agreements

On the Closing Date, Hertz entered into indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings.

In connection with the Acquisition, Hertz paid a fee of $25 million to each Sponsor and reimbursed certain expenses of the Sponsors and their affiliates. Of this amount, $35 million has been recorded as deferred finance charges and $40 million has been recorded as direct costs of the Acquisition. In addition, an affiliate of one of the Sponsors was engaged to provide advisory services to the Sponsors and was paid a fee of $5 million. This affiliate is in the business of providing such services and was engaged by the Sponsors in an arm’s-length transaction.

Hertz Holdings Stock Incentive Plan

On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the “Stock Incentive Plan.” The Stock Incentive Plan provides for the sale of shares of Hertz Holdings stock to our named executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings to

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by the stockholders of Hertz Holdings on March 8, 2006.

All option grants will be non-qualified options with a per-share exercise price no less than fair market value of one share of Hertz Holdings stock on the grant date. Any stock options granted will generally have a term of ten years, and unless otherwise determined by the Board or the Compensation Committee of Hertz Holdings will vest in five equal annual installments. The Board or Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Hertz Holdings experiences a change in control (as defined in the Stock Incentive Plan) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee’s death or disability (as defined in the Stock Incentive Plan). Upon a termination for cause (as defined in the Stock Incentive Plan), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earliest of the expiration of their term or 60 days following termination of employment (180 days in the case of death, disability or retirement at normal retirement age.)

Unless sooner terminated by our Board of Directors, the Stock Incentive Plan will remain in effect until February 15, 2016.

Hertz Holdings conducted an equity offering to approximately 350 of our executives and key employees. Any shares sold or options granted to our employees in connection with this equity offering are subject to and governed by the terms of the Stock Incentive Plan. The offering closed on May 5, 2006.

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained or incorporated by reference in this Form 10-Q for the quarter ended March 31, 2006, or this “Report,” are forward-looking statements including, without limitation, those concerning our liquidity and capital resources, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are not guarantees of performance and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand the risks and uncertainties discussed in “Item 1A—Risk Factors” and elsewhere in Hertz’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the United States Securities and Exchange Commission, or the “SEC,” on April 5, 2006, as amended on April 28, 2006, or our “10-K,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this Report speaks only as of the date of this Report. Factors or events may emerge from time to time and it is not possible for us to predict all of them. Hertz undertakes no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

Unless the context otherwise requires, in this Report, (i) “we,” “us” and “our” mean The Hertz Corporation and its consolidated subsidiaries, (ii) “Hertz,” the “registrant,” or the “Company” means The Hertz Corporation, (iii) “HERC” means Hertz Equipment Rental Corporation, our wholly owned subsidiary, and our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) “Hertz Holdings” means Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), (v) “cars” means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) “program cars” means cars purchased by car rental companies under repurchase or guaranteed depreciation programs and (vii) “equipment” means industrial, construction and material handling equipment.

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company, or “Ford,” acquired an ownership interest in us in 1987. Prior to this, we were a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired our outstanding capital stock from RCA Corporation in 1985.

On December 21, 2005, or the “Closing Date,” investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity, or collectively the “Sponsors,” through CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings, acquired all of our common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash and debt refinanced or assumed of $10,116 million and estimated transaction fees and expenses of $439 million.

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We refer to the acquisition of all of our common stock through a wholly owned subsidiary of Hertz Holdings as the “Acquisition.” We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the “Transactions.”

To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, the following funds were used:

•       equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

•       net proceeds from a private placement by CCMG Acquisition Corporation of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the “Senior Dollar Notes,” $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the “Senior Subordinated Notes,” and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the “Senior Euro Notes.” In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger;

•       aggregate borrowings of approximately $1,707 million by us under a new senior term facility, or the “Senior Term Facility,” which consists of (a) a maximum borrowing capacity of $2,000 million, including a delayed draw facility of $293 million that may be drawn until August 2007 to refinance certain existing debt and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million;

•       aggregate borrowings of approximately $400 million by Hertz and one of its Canadian subsidiaries under a new senior asset-based revolving loan facility, or the “Senior ABL Facility,” with a maximum borrowing capacity of $1,600 million. We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities;”

•       aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly owned by us of asset-backed securities backed by our U.S. car rental fleet, or the “U.S. Fleet Debt,” all of which we issued under our existing asset-backed notes program, or the “ABS Program;” under which an additional $600 million of previously issued asset-backed medium term notes, or the “Other ABS Debt,” having maturities from 2007 to 2009 remain outstanding following the closing of the Transactions, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the Closing Date;

•       aggregate borrowings of the U.S. dollar equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case as of December 31, 2005), subject to borrowing bases comprised of rental vehicles, and related assets of certain of our foreign subsidiaries (all of which are organized outside the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities are referred to collectively as the “International Fleet Debt;” and

•       our cash on hand.

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

•       the repurchase of approximately €192.4 million (or approximately $230.0 million, calculated as of December 31, 2005) in aggregate principal amount of existing Euro medium term notes with a maturity of July 2007, of which additional medium term notes in the aggregate principal amount of approximately €7.6 million remained outstanding following the Transactions;

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

Overview of Our Business

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

•       Equipment rental revenues (revenues from all company-operated equipment rental operations, including amounts charged to customers for the fueling and delivery of equipment and sale of loss damage waivers); and

•       Other revenues (fees and certain cost reimbursements from our licensees and revenues from our third-party claim management services).

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

In the United States, industry revenues from airport rentals only in 2005 returned to levels seen before the 2001 recession and the September 11, 2001 terrorist attacks. During the later part of the fourth quarter of 2005 and first quarter of 2006, based on publicly available information, some U.S. car rental providers experienced transaction day growth and pricing increases compared to comparable prior periods. We experienced higher car rental volumes and pricing in the U.S. for the year ended December 31, 2005 and the first quarter of 2006. It is not certain whether these increases will continue during the remainder of 2006. Also, we believe most European car rental companies’ pricing moved downward in 2005. During the quarter ended March 31, 2006, we experienced moderate transaction day growth in our European operations and our car rental pricing was above the level of our pricing during the three months ended March 31, 2005.

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

From 2001 to 2003, the equipment rental industry experienced downward pricing, measured by the rental rates charged by rental companies. For the years ended December 31, 2004 and 2005 and the first quarter of 2006, we believe industry pricing, measured in the same way, improved in North America but only started to improve towards the end of 2005 in France and Spain. HERC also experienced higher equipment rental volumes worldwide for the year ended December 31, 2005 and the first quarter of 2006. HERC slightly contracted its North American network of equipment rental locations during the 2001 to 2003 downturn in construction activities. HERC added six new locations in each of 2004 and 2005. During the first quarter of 2006, HERC added one new location and expects

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

to add 17 additional new locations during the remainder of the year. In this expansion, we expect HERC will incur non-fleet start-up costs of approximately $600,000 per location and additional fleet acquisition costs over an initial twelve-month period of approximately $5.4 million per location.

The following discussion and analysis provides information that management believes to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our condensed consolidated financial statements included in this Report.

Quarter ended March 31, 2006 Compared with Quarter ended March 31, 2005

Summary

The following table sets forth the percentage of revenues represented by certain items in our condensed consolidated statement of operations for the quarters ended March 31, 2006 and 2005:

	Percentage of Revenues
	Successor	Predecessor
	Quarter Ended March 31,
	2006	2005
Revenues:
Car rental	78.4%	81.3%
Equipment rental	20.3	17.4
Other	1.3	1.3
Total revenues	100.0	100.0
Expenses:
Direct operating	59.9	59.4
Depreciation of revenue earning equipment	22.8	22.8
Selling, general and administrative	9.0	9.6
Interest, net of interest income	11.8	6.0
Total expenses	103.5	97.8
Income (loss) before income taxes and minority interest	(3.5)	2.2
(Provision) benefit for taxes on income	0.9	(0.8)
Minority interest	(0.2)	(0.1)
Net income (loss)	(2.8)%	1.3%

The following table sets forth certain of our selected operating data for the quarters ended March 31, 2006 and 2005:

	Selected Operating Data
	Successor	Predecessor
	Quarter Ended March 31,
	2006	2005
Car Rental Operations:
Average number of owned cars operated during the period	405,200	406,800
Number of transaction days of owned car rental operations during period (in thousands)	28,013	27,398
Rental rate revenue per day	$43.17	$41.89
Equipment Rental Operations:
Average cost of rental equipment operated during the period (in millions)	$2,757.9	$2,368.9

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenues

Total revenues in the quarter ended March 31, 2006 of $1,786.6 million increased by 8.9% from $1,640.6 million in the quarter ended March 31, 2005.

Revenues from car rental operations of $1,399.6 million in the quarter ended March 31, 2006 increased by $66.2 million, or 5.0%, from $1,333.4 million in the quarter ended March 31, 2005. The increase was primarily the result of a 2.2% increase in car rental volume worldwide, a 3.1% increase in pricing worldwide (including a 3.6% increase in the U.S.), an increase in license and tax reimbursement fees, refueling fees and airport concession fees and the effects of foreign currency translation of approximately $27.1 million.

Revenues from equipment rental operations of $363.0 million in the quarter ended March 31, 2006 increased by $77.6 million, or 27.2%, from $285.4 million in the quarter ended March 31, 2005. The increase was due to higher rental volume and improved pricing in North America.

Revenues from all other sources of $23.9 million in the quarter ended March 31, 2006 increased by $2.1 million, or 9.8%, from $21.8 million in the quarter ended March 31, 2005, primarily due to the increase in car rental licensee revenue.

Expenses

Total expenses of $1,849.9 million in the quarter ended March 31, 2006 increased by 15.3% from $1,605.1 million in the quarter ended March 31, 2005, and total expenses as a percentage of revenues increased to 103.5% in the quarter ended March 31, 2006 compared with 97.8% in the quarter ended March 31, 2005.

Direct operating expenses of $1,070.2 million in the quarter ended March 31, 2006 increased by 9.8% from $974.2 million in the quarter ended March 31, 2005. The increase was primarily the result of increases in the amortization of other intangibles, commission fees, wages and benefits, self insurance expenses, gasoline costs, cost of equipment sold, facility expenses, concession fees in car rental operations and the effects of foreign currency translation.

Depreciation of revenue earning equipment for car rental operations of $345.6 million in the quarter ended March 31, 2006 increased by 7.3% from $322.1 million in the quarter ended March 31, 2005. The increase was primarily due to the higher cost of vehicles in the United States and the effects of foreign currency translation. This increase was partly offset by a $3.6 million net reduction in depreciation for domestic car rental operations resulting from a decrease in depreciation rates effective January 1, 2006 to reflect changes in the estimated residual values of vehicles and higher net proceeds received in excess of book value on the disposal of used vehicles. Depreciation of revenue earning equipment for equipment rental operations of $61.7 million in the quarter ended March 31, 2006 increased by 19.8% from $51.5 million in the quarter ended March 31, 2005 due to an increase in the quantity of equipment operated and lower net proceeds received in excess of book value on the disposal of used equipment in the United States. This increase was partly offset by a $5.1 million net reduction in depreciation for our United States and Canada equipment rental operations resulting from a decrease in depreciation rates effective January 1, 2006 to reflect changes in the estimated residual values of equipment.

Selling, general and administrative expenses of $162.2 million in the quarter ended March 31, 2006 increased by 2.6% from $158.1 million in the quarter ended March 31, 2005. The increase was primarily due to increases in administrative and sales promotion expenses and the effects of foreign currency translation.

Interest expense, net of interest income, of $210.3 million in the quarter ended March 31, 2006 increased by 112.0% from $99.2 million in the quarter ended March 31, 2005, primarily due to

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increases in the weighted average interest rate and the weighted average debt outstanding (both related to the Transaction) and the effects of foreign currency translation.

The benefit for taxes on income of $17.3 million in the quarter ended March 31, 2006 increased $29.6 million from a tax provision of $12.3 million in the quarter ended March 31, 2005, primarily due to the pre-tax losses in 2006 compared to the pre-tax profits in 2005. The effective tax rate in the quarter ended March 31, 2006 was 27.4% as compared to 34.7% in the quarter ended March 31, 2005. See Note 5 to the Notes to our condensed consolidated financial statements included in this Report.

Minority interest of $3.3 million in the quarter ended March 31, 2006 increased $1.0 million from $2.3 million in the quarter ended March 31, 2005. The increase was primarily due to an increase in our majority-owned subsidiary Navigation Solutions LLC’s net income in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.

Net Income (Loss)

We had a net loss of $49.2 million in the quarter ended March 31, 2006, representing a decrease of $70.1 million from net income of $20.9 million in the quarter ended March 31, 2005. The decrease in net income was primarily due to the 112.0% increase in interest expense over the first quarter of 2005, as well as the net effect of other contributing factors noted above.

Effects of the Transaction

Increased interest expense resulting from our higher debt levels and increased depreciation and amortization expense resulting from the revaluation of our assets and the recognition of certain identified intangible assets, all in connection with the Acquisition, are expected to have a significant adverse impact on full year 2006 income (loss) before income taxes and minority interest.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and equivalents of $679.4 million, a decrease of $164.5 million from December 31, 2005. As of March 31, 2006, we had $248.3 million of restricted cash to be used for the purchase of revenue earning vehicles, the repayment of outstanding indebtedness primarily under our ABS Program and to satisfy certain of our self-insurance reserve requirements.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the quarter ended March 31, 2006 was $1,205.0 million, an increase of $294.4 million from the quarter ended March 31, 2005. This increase was primarily due to timing differences in the receipts and payments of receivables.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the quarter ended March 31, 2006 was $1,274.7 million, an increase of $203.7 million from the quarter ended March 31, 2005. The increase is primarily due to proceeds from the sale of short-term investments in 2005 and an increase in revenue earning equipment expenditures, partly offset by an increase in the proceeds from the disposal of revenue earning equipment. For the quarter ended March 31, 2006, our expenditures for revenue earning equipment were $3,862.1 million, partially offset by proceeds from the disposal of such equipment of $2,591.3 million. These assets are purchased by us in accordance with the terms of programs negotiated with car and equipment manufacturers.

For the quarter ended March 31, 2006, our capital expenditures for property and non-revenue earning equipment were $64.7 million. For the quarter ended March 31, 2006, we experienced a slightly

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

decreased level of net expenditures for revenue earning equipment and property and equipment compared to the quarter ended March 31, 2005. This decrease was primarily due to a decrease in property and non-revenue earning equipment expenditures and an increase in property and non-revenue earning equipment disposals for the quarter ended March 31, 2006. For the full year 2006, we expect a level of net expenditures for revenue earning equipment and property and non-revenue earning equipment similar to that of 2005. See “—Capital Expenditures” below.

Car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and heightened activity during the spring and summer. This is particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters. These seasonal financing needs are funded by increasing the utilization of our bank credit facilities and, in past years, our commercial paper program. As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to pay down short-term debt to the extent outstanding and any remaining proceeds are retained for future car purchases.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures.

As of March 31, 2006, we had approximately $12,459.7 million of total indebtedness outstanding. Cash paid for interest during the quarter ended March 31, 2006, was $119.1 million, net of amounts capitalized.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For further information concerning our asset-backed financing programs, see “—U.S. Fleet Debt” and “—International Fleet Debt” below. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see “Item 1A—Risk Factors” contained in our 10-K.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of the lenders, under the Senior Credit Facilities, the ABS Program (including the U.S. Fleet Debt) or the International Fleet Debt. Substantially all of our other assets in the United States are also subject to liens under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens under the International Fleet Debt or (in the case of our Canadian HERC business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

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

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financing

Senior Credit Facilities

In connection with the Acquisition, Hertz entered into a credit agreement with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consists of a $2,000.0 million secured term loan facility providing for loans denominated in U.S. Dollars, including a delayed draw facility of $293.0 million that may be drawn until August 2007 to refinance certain existing debt. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility. As of March 31, 2006, we had $1,659.5 million in borrowings outstanding under this facility, which is net of a discount of $43.2 million. The term loan facility and the synthetic letter of credit facility will mature on December 21, 2012.

Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz also entered into a credit agreement with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Deutsche Bank AG, Canada Branch as Canadian Agent and Canadian collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million under a revolving loan facility providing for loans denominated in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited and its subsidiary Western Shut-Down (1995) Ltd. are the Canadian borrowers under the Senior ABL Facility. At March 31, 2006, net of a discount of $26.3 million, Hertz and Matthews Equipment Limited had $267.4 million and the Canadian dollar equivalent of $188.5 million, respectively, in borrowings outstanding under this facility. The Senior ABL Facility will mature on December 21, 2010.

Hertz’s obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by its immediate parent and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz’s obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing.) Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the Senior Term Facility, the borrower is required to comply with specified financial ratios and tests, including a minimum interest expense coverage ratio and a maximum leverage ratio. Under the Senior ABL Facility, upon excess availability falling below certain levels, specified financial ratios and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio, will apply. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and provide for customary events of default.

Senior Notes and Senior Subordinated Notes

In connection with the Acquisition, CCMG Acquisition Corporation issued the Senior Notes and the Senior Subordinated Notes under separate indentures between CCMG Acquisition Corporation and Wells Fargo Bank, National Association, as trustee. Hertz and the guarantors entered into supplemental indentures, dated as of the Closing Date, pursuant to which Hertz assumed the obligations of CCMG Acquisition Corporation under the Senior Notes, the Senior Subordinated Notes and the respective indentures, and the guarantors issued the related guarantees. CCMG Acquisition Corporation subsequently merged with and into Hertz, with Hertz as the surviving entity.

As of March 31, 2006, $2,072.6 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. The Senior Notes will mature on January 1, 2014, and the Senior Subordinated Notes will mature on January 1, 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Hertz’s obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

Both the indenture for the Senior Notes and the indenture for the Senior Subordinated Notes contain covenants that, among other things, limit the ability of Hertz and its restricted subsidiaries, described in the respective indentures, to incur more debt, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with Hertz’s affiliates. The indenture for the Senior Subordinated Notes also contains subordination provisions and limitations on the types of liens that may be incurred. The indentures also contain certain mandatory and optional prepayment or redemption provisions and provide for customary events of default.

Fleet Financing

U.S. Fleet Debt. In connection with the Acquisition, Hertz Vehicle Financing LLC, or “HVF,” a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, or the “ABS Indenture,” dated as of the Closing Date, with BNY Midwest Trust Company as trustee, and a number of related supplements to the ABS Indenture, each dated as of the closing date of the Acquisition, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the “ABS Supplement.” On the Closing Date, HVF, as issuer, issued approximately $4,300.0 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement. HVF also issued approximately $1,500.0 million of variable funding notes in two series, none of which were funded at closing. As of March 31, 2006, $4,300.0 million and $365.0 million in aggregate borrowings were outstanding in the form of these medium term notes and variable funding notes, respectively.

Each class of notes matures three, four or five years from the Closing Date. The variable funding notes will be funded through the bank multi-seller commercial paper market. The assets of HVF, including the U.S. car rental fleet owned by HVF and certain related assets, collateralize the U.S. Fleet Debt and

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other ABS Debt. Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, we pay monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. As of March 31, 2006, the fair value of the HVF Swaps was $96.7 million, which is reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets.”

HVF is subject to numerous restrictive covenants under the ABS Indenture and the other agreements governing the U.S. Fleet Debt, including restrictive covenants with respect to liens, indebtedness, benefit plans, mergers, disposition of assets, acquisition of assets, dividends, officers’ compensation, investments, agreements, the types of business it may conduct and other customary covenants for a bankruptcy-remote special purpose entity. The U.S. Fleet Debt is subject to events of default and amortization events that are customary in nature for U.S. rental car asset backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal of the notes and a liquidation of the U.S. car rental fleet.

International Fleet Debt.   In connection with the Acquisition, Hertz International, Ltd., or “HIL,” a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL’s subsidiaries or as non-affiliated “orphan” companies), or “SPEs,” entered into revolving bridge loan facilities providing commitments to lend, in various currencies up to an aggregate amount equivalent to approximately $2,956.2 million (as of March 31, 2006), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL’s subsidiaries (all of which are organized outside the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL’s subsidiaries organized outside North America or one or more SPEs, as the case may be. As of March 31, 2006, the U.S. dollar equivalent of $1,488.7 million in borrowings was outstanding under these facilities, net of a $12.0 million discount. These facilities are referred to collectively as the “International Fleet Debt Facilities.”

The International Fleet Debt Facilities consist of four revolving loan tranches (Tranches A1, A2, B and C), each subject to borrowing bases comprised of the revenue earning equipment and related assets of each applicable borrower (or, in the case of a borrower that is a SPE on-lending loan proceeds to a fleet-owning SPE or subsidiary, as the case may be, the rental vehicles and related assets of such fleet-owning SPE or subsidiary). A portion of the Tranche C loan will be available for the issuance of letters of credit. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in certain capital lease financings outside the International Fleet Debt Facilities.

The obligations of the borrowers under the International Fleet Debt Facilities are guaranteed by HIL, and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

exceptions, the International Fleet Debt Facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. In addition, Hertz has guaranteed the obligations of its Brazilian subsidiary with respect to an aggregate principal amount of the Tranche B loan not exceeding $52.0 million (or such other principal amount as may be agreed to by the Senior Credit Facilities lenders). That guarantee is secured equally and ratably with borrowings under the Senior Term Facility. The assets that collateralize the International Fleet Debt Facilities will not be available to satisfy the claims of Hertz’s general creditors.

The facilities under each of the tranches mature five years from the Closing Date. Subject to certain exceptions, the loans are subject to mandatory prepayment and reduction in commitment amounts equal to the net proceeds of specified types of take-out financing transactions and asset sales.

The International Fleet Debt Facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt Facilities) that, among other things, limit or restrict the ability of HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the International Fleet Debt Facilities as of the closing of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt Facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL’s ability to pay dividends to Hertz as of March 31, 2006, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

As of March 31, 2006, substantially all of our assets are pledged under one or more of the facilities noted above.

Credit Facilities

As of March 31, 2006, the following credit facilities were available for our use:

•       The Senior Term Facility has $293.0 million available to refinance certain existing debt under the delayed draw facility and $39.5 million available under the letter of credit facility.

•       The Senior ABL Facility has the U.S. dollar equivalent of approximately $1,102.5 million of remaining capacity and is available under the borrowing base limitation.

•       The International Fleet Debt Facilities have the U.S. dollar equivalent of approximately $1,455.6 million unused and $161.2 million available under the borrowing base limitation.

•       The U.S. Fleet Debt has approximately $1,135.0 million of remaining capacity and $69.3 million available under the borrowing base limitation.

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Factors

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

Foreign Currency

Historically, provisions have not been made for U.S. income taxes on undistributed earnings of foreign subsidiaries that have been or are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Our decision to withdraw earnings or investments from foreign countries is, in some cases, influenced by exchange controls and the utilization of foreign tax credits, and may also be affected by fluctuations in exchange rates for foreign currencies and by the revaluation of such currencies in relation to the U.S. Dollar by the governments involved. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Car rental operations in foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of currency restrictions. Currency restrictions and other regulations historically have not had a material impact on our operations as a whole.

Capital Expenditures

The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2006 and 2005 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2006
Successor
First Quarter	$3,862.1	$(2,591.3)	$1,270.8	$64.7	$(19.8)	$44.9
2005
Predecessor
First Quarter	$3,600.2	$(2,307.4)	$1,292.8	$81.3	$(9.0)	$72.3
Second Quarter	4,040.4	(2,304.3)	1,736.1	105.5	(21.3)	84.2
Third Quarter	2,377.5	(2,579.5)	(202.0)	92.9	(19.0)	73.9
Fourth Quarter (Oct. 1-Dec. 20, 2005)	2,168.1	(2,915.1)	(747.0)	54.8	(23.3)	31.5
Successor
Fourth Quarter (Dec. 21-Dec. 31, 2005)	234.8	(199.7)	35.1	8.5	(1.2)	7.3
Total Year	$12,421.0	$(10,306.0)	$2,115.0	$343.0	$(73.8)	$269.2

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue earning equipment expenditures in our car rental operations were $3,651.9 million and $3,408.4 million for the quarters ended March 31, 2006 and 2005, respectively. Revenue earning equipment expenditures in our equipment rental operations were $210.2 million and $191.8 million for the quarters ended March 31, 2006 and 2005, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the quarter ended March 31, 2006 increased by 7.1% and 9.6%, respectively, compared to the quarter ended March 31, 2005. The increase in car rental and equipment rental revenue earning equipment expenditures is primarily the result of higher rental volume.

Property and equipment expenditures in our car rental operations were $53.8 million and $68.8 million for the quarters ended March 31, 2006 and 2005, respectively. Property and equipment expenditures in our equipment rental operations were $10.6 million and $12.2 million for the quarters ended March 31, 2006 and 2005, respectively. Property and equipment expenditures in our “corporate and other” activities were $0.3 million for the quarters ended March 31, 2006 and 2005.

Property and equipment expenditures in our car rental and equipment rental operations for the quarter ended March 31, 2006 decreased by 21.8% and 13.1%, respectively, and remained the same in “corporate and other” compared to the quarter ended March 31, 2005.

For the quarter ended March 31, 2006, we experienced a level of net expenditures for revenue earning equipment and property and equipment slightly lower than our net expenditures in the quarter ended March 31, 2005. The net capital expenditures decrease was due to increased disposals partly offset by an increase in the prices of 2006 model year vehicles acquired beginning in the fourth quarter of 2005, together with capital expenditures relating to the expansion of our off-airport and HERC locations.

Off-Balance Sheet Commitments

As of March 31, 2006 and December 31, 2005, the following guarantees were issued and outstanding:

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

Sponsor

On the Closing Date, Hertz entered into indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings.

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of March 31, 2006 and December 31, 2005, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in “Accrued liabilities” were $3.9 million and $3.9 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management” in our 10-K.

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 14 to the Notes to our audited annual consolidated financial statements included in our 10-K.

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations  (Continued)

Interest Rate Risk

From time to time, we enter into interest rate swap agreements to manage interest rate risk. Effective September 30, 2003, we entered into interest rate swap agreements relating to the issuance of our 4.7% notes due October 2, 2006. Effective June 3, 2004, we entered into interest rate swap agreements relating to the issuance of our 6.35% notes due June 15, 2010. Under these agreements, we pay interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. As a result of the Acquisition, a significant portion of the underlying fixed rate debt was tendered, causing the interest rate swaps to be ineffective as of December 21, 2005. During January 2006, we assigned these swaps to a third party in return for cash. As a result of the assignment of these swaps, we recorded a gain of $6.6 million which is reflected in the condensed consolidated statement of operations in “Selling, general and administrative” expenses.

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, we pay monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations.

In connection with the remaining €7.6 million untendered balance of our Euro Medium Term Notes, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006, and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows on the variable rate Euro Medium Term Notes.

See Note 7 to the Notes to our condensed consolidated financial statements included in this Report and Notes 3 and 14 to the Notes to our audited annual consolidated financial statements included in our 10-K.

We have a significant amount of debt (including under our U.S. and International Fleet Debt, the Senior ABL Facility and Term Loan Facility) with variable rates of interest based generally on LIBOR, EURIBOR or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of March 31, 2006, our net interest expense would increase by an estimated $18.4 million over a twelve-month period.

Pursuant to the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option’s counterparty. Premiums paid for options

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations  (Continued)

outstanding as of March 31, 2006 were approximately $0.2 million and we limit counterparties to financial institutions that have strong credit ratings.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our earnings.

Like-Kind Exchange Program

In January 2006, we implemented a “like-kind exchange program” for our U.S. car rental operations. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred “like-kind exchanges” pursuant to section 1031 of the Internal Revenue Code. The program is expected to result in a material deferral of federal and state income taxes. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the program will remain in its current form. A similar plan for HERC has been in place for several years.

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 6 of the Notes to our audited annual consolidated financial statements included our 10-K. Based on present assumptions, 2006 worldwide pre-tax pension expense is expected to be approximately $34.8 million, which is a decrease of $2.7 million from 2005. Effective with the Acquisition, the assignment of the purchase price to individual assets acquired and liabilities assumed included a liability for the projected benefit obligation in excess of plan assets, which eliminated any previously existing unrecognized net gain or loss, or unrecognized prior service cost. As a result, our expense for 2006 does not include any costs related to amortizing unrecognized losses or unrecognized prior service costs. Our pension expense for 2005 included $6.0 million of amortization costs, as well as a settlement loss of $1.1 million. This reduction in pension expense from 2005 to 2006 is partially offset by an increase due to a decrease in the discount rate in the United States from 5.75% to 5.50% and in the United Kingdom from 5.25% to 4.70%.

We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, discretionary contributions of $28.0 million and $48.0 million were made to our U.S. qualified plan for the years ended December 31, 2005 and 2004, respectively. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010. In the United Kingdom, we made a discretionary contribution of $15.6 million in the quarter ended March 31, 2006.

We participate in various “multiemployer” pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we were to withdraw from participating in one of these plans, then applicable law could require us to make an additional lump-

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations  (Continued)

sum contribution to the plan, and we would have to reflect that as an expense in our statement of operations and as a liability on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. We currently do not expect to incur any withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

Other Postretirement Benefits

We provide limited postretirement health care and life insurance for employees of our domestic operations with hire dates prior to January 1, 1990. There are no plan assets associated with this plan. We provide for these postretirement costs through monthly accruals. The net periodic postretirement benefit cost for the year ended December 31, 2005 was $1.6 million and the accumulated benefit obligation as of December 31, 2005 was $18.2 million compared to a net periodic postretirement benefit cost of $1.6 million for the year ended December 31, 2004 and an accumulated benefit obligation of $17.3 million as of December 31, 2004. The increase in the accumulated benefit obligation was primarily attributable to the decrease in the discount rate from 5.75% as of December 31, 2004 to 5.50% as of December 31, 2005.

Hertz Holdings Stock Incentive Plan

On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the “Stock Incentive Plan.” The Stock Incentive Plan provides for the sale of shares of Hertz Holdings stock to our named executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by the shareholders of Hertz Holdings on March 8, 2006.

All option grants will be non-qualified options with a per-share exercise price no less than fair market value of one share of Hertz Holdings stock on the grant date. Any stock options granted will generally have a term of ten years, and unless otherwise determined by the Board or the Compensation Committee of Hertz Holdings, will vest in five equal annual installments. The Board or Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Hertz Holdings experiences a change in control (as defined in the Stock Incentive Plan) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee’s death or disability (as defined in the Stock Incentive Plan). Upon a termination for cause (as defined in the Stock Incentive Plan), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earliest of the expiration of their term or 60 days following termination of employment (180 days in the case of death, disability or retirement at normal retirement age.)

Unless sooner terminated by our Board of Directors, the Stock Incentive Plan will remain in effect until February 15, 2016.

Hertz Holdings conducted an equity offering to approximately 350 of our executives and key employees. Any shares sold or options granted to our employees in connection with this equity

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations  (Continued)

offering are subject to and governed by the terms of the Stock Incentive Plan. The offering closed on May 5, 2006.

Other Financial Information

The interim financial information included in this Report has not been audited by PricewaterhouseCoopers LLP, or “PwC.”  In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, reliance on their reports on such information should be restricted. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on the interim financial information because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.                 Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under “Part II, Item 7A.—Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risks,” which appears on pages 36 through 38 of this Report.

ITEM 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                 Legal Proceedings

There were no material changes in the legal proceedings described in our 10-K for the fiscal year ended December 31, 2005 that we are required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K. The following recent developments pertaining to legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2005 is furnished on a supplemental basis:

In April 2006, the plaintiff in Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation further amended his petition to add a cause of action for fraudulent misrepresentation and, at the plaintiff’s request, a hearing on the plaintiff’s motion for class certification has been scheduled for August 2006.

ITEM 1A.        Risk Factors

There is no material change in the information reported under “Item 1A. -  Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 6.                 Exhibits

(a)            Exhibits:

12                                       Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2006 and 2005.

15                                       Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 15, 2006, relating to Financial Information.

31.1                            Certification of Chief Executive Officer Pursuant to Rule 15d—14(a).

31.2                            Certification of Chief Financial Officer Pursuant to Rule 15d—14(a).

32.1                            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Note:               Certain instruments with respect to various additional obligations, which could be considered as long-term debt have not been filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION
(Registrant)

Date: May 15, 2006	By:	/s/ PAUL J. SIRACUSA
Paul J. Siracusa
Executive Vice President and
Chief Financial Officer
(principal financial officer and duly
authorized officer)

EXHIBIT INDEX

12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2006 and 2005.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 15, 2006 relating to Financial Information.
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d—14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d—14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Note:                Certain instruments with respect to various additional obligations, which could be considered as long-term debt have not been filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.