Form 10-K/A
period 2005-12-31
HERTZ CORP
filed 2006-07-14
CIK 47129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

        As of July 14, 2006, all of the common stock of the registrant is owned by its affiliate, Hertz Investors, Inc. As of July 14, 2006, 100 shares of the registrant's common stock (par value $0.01) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

i

EXPLANATORY NOTE

        Unless the context otherwise requires, in this Amendment No. 2 on Form 10-K/A, or the "Amendment," to Hertz's Annual Report on Form 10-K, as amended prior to the date hereof, (i) "we," "us" and "our" mean The Hertz Corporation and its consolidated subsidiaries, (ii) "Hertz," the "registrant," or the "Company" means The Hertz Corporation, (iii) "HERC" means Hertz Equipment Rental Corporation, our wholly owned subsidiary, and our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) "Hertz Holdings" means Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), (v) "cars" means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "equipment" means industrial, construction and material handling equipment, (vii) "EBITDA" means earnings before interest, taxes, depreciation and amortization, and (viii) "Corporate EBITDA" means EBITDA after adjustment for, among other things, interest incurred in connection with our car rental fleet financing programs and depreciation related to our car rental fleet.

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

        This Amendment is being filed in connection with Hertz's restatement of its previously issued consolidated statements of operations, stockholder's equity and cash flows for the Predecessor period ended December 20, 2005, or the "Restatement." The Restatement revises, in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," Hertz's tax provision on repatriated foreign earnings.

        Prior to the Acquisition, we and our domestic subsidiaries filed consolidated Federal income tax returns with Ford. During December 2005, in connection with Ford pre-sale activities and to obtain the benefit of favorable one-time tax treatment of distributions offered by the American Jobs Creation Act of 2004, dividends of $547.8 million were recognized, of which $216.9 million were cash dividends and $330.9 million were deemed dividends for tax purposes. The deemed dividends relate to undistributed foreign earnings which are no longer considered to be permanently reinvested. The provision for taxes on income for the Predecessor period ended December 20, 2005, as originally reported, included $54.1 million of tax expense associated with that repatriation, of which $50.3 million was offset by foreign tax credits, resulting in net tax expense of $3.8 million. All Federal income taxes associated with the repatriation are to be reported and paid by Ford as part of their consolidated income tax return. In June 2006, it was determined that there was an error in estimating the amount of Hertz's tax expense for the December 2005 repatriation, which is payable by Ford, and that it should be increased by

$27.5 million to $31.3 million. This change resulted from a detailed study recently completed by Ford for the purpose of preparing their 2005 tax return.

        As Ford is responsible for the payment of this tax, we have determined that this error has no impact subsequent to the Acquisition. Because the liability for this tax rests with Ford, there is no effect on our liquidity in either the Predecessor period ended December 20, 2005 or the Successor period ended December 31, 2005. A summary of the effects of the Restatement on the previously issued consolidated statement of operations for the Predecessor period ended December 20, 2005 is as follows (in thousands of dollars):

	Predecessor
	January 1, 2005
	to December 20, 2005
	As Reported	As Restated
Provision for taxes on income	$(163,832)	$(191,332)
Net income	398,823	371,323

        The effect of the Restatement on the previously issued consolidated statement of cash flows for the Predecessor period ended December 20, 2005, is to decrease net income by $27.5 million and to increase the change in accrued taxes by $27.5 million.

        In addition, we revised our consolidated statements of cash flows for the Predecessor period ended December 20, 2005 and the Predecessor year ended December 31, 2004 with respect to the presentation of the change in restricted cash, which resulted in increases in net cash used in investing activities and net cash provided by financing activities of $12.7 million and $2.9 million, respectively. We also revised our consolidated statement of cash flows for the Successor period ended December 31, 2005 with respect to the presentation of the change in restricted cash of $0.3 billion and the purchase of predecessor company stock of $4.4 billion, which resulted in increases in net cash used in investing activities and net cash provided by financing activities of $4.7 billion. Additionally, in the Successor period ended December 31, 2005, we decreased the amount shown as the effect of foreign exchange rate changes on cash by $26.1 million and increased the change in other assets and net cash flows used in operating activities.

        The following items have been amended as a result of the Restatement:

  •
  Part II—Item 6—Selected Financial Data;

  •
  Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations;

  •
  Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk;

  •
  Part II—Item 8—Financial Statements and Supplementary Data;

  •
  Part II—Item 9A—Controls and Procedures; and

  •
  Part IV—Item 15—Exhibits and Financial Statement Schedules.

        In addition, this Amendment includes the filing of a related Consent of Independent Registered Public Accounting Firm. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto, and the above-mentioned Consent has been included as Exhibit 23.1 hereto. Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Annual Report on Form 10-K, as amended prior to the date hereof. Furthermore, except in connection with the Restatement as described above, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing of the Annual Report on Form 10-K.

        Additional detail regarding the Restatement is included in Note 1A of the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

Cautionary Note Regarding Forward-Looking Statements

        Certain statements contained in this Amendment under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning our liquidity and capital resources, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; future acquisitions and dispositions; litigation; potential and contingent liabilities; management's plans; taxes; and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

        Forward-looking statements are not guarantees of performance and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand the risks and uncertainties discussed in "Item 1A—Risk Factors" elsewhere in our Annual Report on Form 10-K as originally filed on April 5, 2006, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

        Any forward-looking information contained in this Amendment speaks only as of the date of this Amendment. Factors or events may emerge from time to time and it is not possible for us to predict all of them. Hertz undertakes no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

PART II

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial information and other data for our business. The selected consolidated statement of operations data presented below for the Predecessor period ended December 20, 2005 has been restated. For a discussion of the Restatement, see note (a) below and Note 1A to the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data." The selected consolidated statement of operations data for each of the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 (as restated) and the years ended December 31, 2004 and December 31, 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 presented below were derived from our audited annual consolidated financial statements and the related notes thereto included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

        You should read the following information in conjunction with the section of this Amendment entitled "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited annual consolidated financial statements and related notes included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

        In connection with the Acquisition, CCMG Acquisition Corporation merged with and into Hertz and Hertz was the surviving corporation. The term "Successor" refers to Hertz following the

Acquisition. The term "Predecessor" refers to Hertz prior to the Acquisition. CCMG Acquisition Corporation had no operations prior to the Acquisition.

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005 Restated(a)	2004	2003	2002	2001
	(In millions of dollars)
Statement of Operations Data
Revenues:
Car rental	$129.4	$5,820.5	$5,430.8	$4,819.3	$4,537.6	$4,366.6
Equipment rental	22.5	1,392.4	1,162.0	1,037.8	1,018.7	1,128.7
Other(b)	2.6	101.8	83.2	76.6	82.1	101.6

Total revenues	154.5	7,314.7	6,676.0	5,933.7	5,638.4	5,596.9

Expenses:
Direct operating	103.0	4,086.3	3,734.4	3,316.1	3,093.0	3,248.0
Depreciation of revenue earning equipment(c)	43.8	1,555.9	1,463.3	1,523.4	1,499.5	1,462.3
Selling, general and administrative	15.1	623.4	591.3	501.7	463.1	479.2
Interest, net of interest income(d)	25.8	474.2	384.4	355.0	366.4	404.7

Total expenses	187.7	6,739.8	6,173.4	5,696.2	5,422.0	5,594.2

Income (loss) before income taxes and minority interest	(33.2)	574.9	502.6	237.5	216.4	2.7
(Provision) benefit for taxes on income(e)	12.2	(191.3)	(133.9)	(78.9)	(72.4)	20.6
Minority interest	(0.3)	(12.3)	(3.2)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(21.3)	371.3	365.5	158.6	144.0	23.3
Cumulative effect of change in accounting principle(f)	—	—	—	—	(294.0)	—

Net income (loss)	$(21.3)	$371.3	$365.5	$158.6	$(150.0)	$23.3

Other Financial Data
Net non-fleet capital expenditures	$7.3	$261.9	$227.1	$172.1	$189.2	$230.9
Ratio of earnings to fixed charges(g)		1.9	1.9	1.5	1.4	1.0
	Successor	Predecessor
	Year ended, or as of December 31,	Years ended, or as of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Cash and equivalents and short-term investments	$843.9	$1,235.0	$1,110.1	$601.3	$214.0
Total assets	18,580.9	14,096.4	12,579.0	11,128.9	10,158.4
Total debt	12,515.0	8,428.0	7,627.9	7,043.2	6,314.0
Total stockholder's equity(h)	2,266.2	2,670.2	2,225.4	1,921.9	1,984.4
Selected Car Rental Operating Data
Average number of owned cars operated during year	436,700	412,900	373,500	369,500	373,800
Transaction days (in thousands)	122,102	115,246	102,281	99,240	104,015
Revenue earning equipment, net	$7,399.5	$7,597.2	$6,462.0	$5,998.3	$5,220.4
Selected Equipment Rental Operating Data
Average acquisition cost of rental equipment operated during year	$2,588.0	$2,305.7	$2,281.8	$2,327.6	$2,381.4
Revenue earning equipment, net	2,075.5	1,525.7	1,331.3	1,427.6	1,631.3

(a)
We have restated our previously issued consolidated statement of operations for the Predecessor period ended December 20, 2005. An explanation of the Restatement appears in Note 1A to the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data." The Restatement resulted in the previously reported provision for taxes on income to be increased by $27.5 million and net income to be decreased by $27.5 million due to the recording of additional non-cash tax expense relating to dividends repatriated prior to the Acquisition.

(b)
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

(d)
For the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and years ended December 31, 2004, 2003, 2002 and 2001 interest income was $1.1 million, $36.1 million, $23.7 million, $17.9 million, $10.3 million, and $9.0 million, respectively.

(e)
Includes the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million (established in 2004) and favorable foreign tax adjustments of $5.3 million, partly offset by a $31.3 million provision relating to the repatriation of foreign earnings. for the Predecessor period ended December 20, 2005, benefits of $46.6 million for the year ended December 31, 2004 relating to net adjustments to federal and foreign tax accruals and benefits of $30.2 million for the year ended December 31, 2001 from certain foreign tax credits.

(f)
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

(h)
Includes equity contributions totaling $2,295 million from investment funds associated with or designated by the Sponsors as of December 31, 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our results of operations and financial condition primarily covers periods prior to the consummation of the Transactions. Accordingly, the discussion and analysis of historical periods does not reflect the significant impact that the Transactions will have on us, including significantly increased leverage and liquidity requirements. The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A—Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled "Item 1A—Risk Factors," "Cautionary Note Regarding Forward-Looking Statements," "Item 6—Selected Financial Data" and our audited annual consolidated financial statements and related notes included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

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

        The following discussion and analysis provides information that management believes to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our audited annual consolidated financial statements included in this Amendment the caption "Item 8—Financial Statements and Supplementary Data."

Restatement of Predecessor Financial Statements

        We are restating our previously issued consolidated statements of operations, stockholder's equity and cash flows for the Predecessor period ended December 20, 2005. The Restatement revises, in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," our tax provision on repatriated foreign earnings.

        Prior to the Acquisition, we and our domestic subsidiaries filed consolidated Federal income tax returns with Ford. During December 2005, in connection with Ford pre-sale activities and to obtain the benefit of favorable one-time tax treatment of distributions offered by the American Jobs Creation Act of 2004, dividends of $547.8 million were recognized, of which $216.9 million were cash dividends and $330.9 million were deemed dividends for tax purposes. The deemed dividends relate to undistributed foreign earnings which are no longer considered to be permanently reinvested. The provision for taxes on income for the Predecessor period ended December 20, 2005, as originally reported, included $54.1 million of tax expense associated with that repatriation, of which $50.3 million was offset by foreign tax credits, resulting in net tax expense of $3.8 million. All Federal income taxes associated with the repatriation are to be reported and paid by Ford as part of their consolidated income tax return. In June 2006, it was determined that there was an error in estimating the amount of Hertz's tax expense for the December 2005 repatriation, which is payable by Ford, and that it should be increased by $27.5 million to $31.3 million. This change resulted from a detailed study recently completed by Ford for the purpose of preparing their 2005 tax return.

        As Ford is responsible for the payment of this tax, we have determined that this error has no impact subsequent to the Acquisition. Because the liability for this tax rests with Ford, there is no effect on our liquidity in either the Predecessor period ended December 20, 2005 or the Successor period ended December 31, 2005. A summary of the effects of the Restatement on the previously issued consolidated statement of operations for the Predecessor ended December 20, 2005 period is as follows (in thousands of dollars):

	Predecessor
	January 1, 2005 to December 20, 2005
	As Reported	As Restated
Provision for taxes on income	$(163,832)	$(191,332)
Net income	398,823	371,323

        The effect of the Restatement on the previously issued consolidated statement of cash flows for the Predecessor period ended December 20, 2005 is to decrease net income by $27.5 million and to increase the change in accrued taxes by $27.5 million.

        In addition, we revised our consolidated statement of cash flows for the Predecessor period ended December 20, 2005 and the Predecessor year ended December 31, 2004 with respect to the presentation of the change in restricted cash, which resulted in increases in net cash used in investing activities and net cash provided by financing activities of $12.7 million and $2.9 million, respectively. We also revised our consolidated statement of cash flows for the Successor period ended December 31, 2005 with respect to the presentation of the change in restricted cash of $0.3 billion and the purchase of predecessor company stock of $4.4 billion, which resulted in increases in net cash used in investing activities and net cash provided by financing activities of $4.7 billion. Additionally, in the Successor period ended December 31, 2005, we decreased the amount shown as the effect of foreign exchange rate changes on cash by $26.1 million and increased the change in other assets and net cash flows used in operating activities.

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

        We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies, see Note 1 to the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

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

Pensions

        Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. See Note 6 to the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

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

        See Note 2 to the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

Results of Operations

        In the following discussion, comparisons are made between the year ended December 31, 2005 (combined, as restated) and December 31, 2004, notwithstanding the presentation in our consolidated statements of operations for the year ended December 31, 2005 of the periods from December 21, 2005 to December 31, 2005 (Successor) and January 1, 2005 to December 20, 2005 (Predecessor, as restated). We do not believe a discussion of the separate periods presented for the year ended December 31, 2005 in our consolidated statements of operations would be meaningful and, accordingly, we have prepared the discussion of our results of operations by comparing the year ended December 31, 2005 (combined, as restated) with the year ended December 31, 2004 without regard to the differentiation between Predecessor and Successor results of operations for the Predecessor period ended December 20, 2005 (as restated) and the Successor period ended December 31, 2005.

	Combined	Successor	Predecessor	Predecessor
	Year ended	For the periods from		Years ended
	December 31, 2005 Restated	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005 Restated	2004	2003
	(In thousands of dollars)
Revenues:
Car rental	$5,949,921	$129,448	$5,820,473	$5,430,805	$4,819,255
Equipment rental	1,414,891	22,430	1,392,461	1,161,955	1,037,754
Other	104,402	2,591	101,811	83,192	76,661

Total revenues	7,469,214	154,469	7,314,745	6,675,952	5,933,670

Expenses:
Direct operating	4,189,302	102,958	4,086,344	3,734,361	3,316,101
Depreciation of revenue earning equipment	1,599,689	43,827	1,555,862	1,463,258	1,523,391
Selling, general and administrative	638,553	15,167	623,386	591,317	501,643
Interest, net of interest income	499,982	25,735	474,247	384,464	355,043

Total expenses	6,927,526	187,687	6,739,839	6,173,400	5,696,178

Income (loss) before income taxes and minority interest	541,688	(33,218)	574,906	502,552	237,492
(Provision) benefit for taxes on income	(179,089)	12,243	(191,332)	(133,870)	(78,877)
Minority interest	(12,622)	(371)	(12,251)	(3,211)	—

Net income (loss)	$349,977	$(21,346)	$371,323	$365,471	$158,615

        The following table sets forth for each of the periods indicated, the percentage of total revenues represented by certain items in our consolidated statements of operations:

	Combined	Successor	Predecessor	Predecessor
	Year ended	For the periods from		Years ended
	December 31, 2005 Restated	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005 Restated	2004	2003
Revenues:
Car rental	79.7%	83.8%	79.6%	81.3%	81.2%
Equipment rental	18.9	14.5	19.0	17.4	17.5
Other	1.4	1.7	1.4	1.3	1.3

Total revenues	100.0	100.0	100.0	100.0	100.0

Expenses:
Direct operating	56.1	66.6	55.9	55.9	55.9
Depreciation of revenue earning equipment	21.4	28.4	21.3	21.9	25.7
Selling, general and administrative	8.5	9.8	8.5	8.9	8.4
Interest, net of interest income	6.7	16.7	6.4	5.8	6.0

Total expenses	92.7	121.5	92.1	92.5	96.0

Income (loss) before income taxes and minority interest	7.3	(21.5)	7.9	7.5	4.0
(Provision) benefit for taxes on income	(2.4)	7.9	(2.6)	(2.0)	(1.3)
Minority interest	(0.2)	(0.2)	(0.2)	—	—

Net income (loss)	4.7%	(13.8)%	5.1%	5.5%	2.7%

Year Ended December 31, 2005 Combined (as Restated) Compared with Year Ended December 31, 2004

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

        The provision for taxes on income of $179.1 million for the year ended December 31, 2005 (restated) increased by 33.8% from $133.9 million for the year ended December 31, 2004, primarily due to an increase in income before income taxes and minority interest and a $31.3 million provision relating to the repatriation of foreign earnings for the year ended December 31, 2005, and net favorable tax adjustments in 2004 totaling $46.6 million, principally relating to the evaluation of certain federal and foreign tax accruals and foreign tax credits. The increase was partly offset by the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million and favorable foreign tax adjustments of $5.3 million. The effective tax rate for the year ended December 31, 2005 (restated) was 33.1% as compared to 26.6% for the year ended December 31, 2004. See Notes 1, 1A and 9 to the Notes to our audited annual consolidated financial statements included in this Amendment under the heading "Item 8—Financial Statements and Supplementary Data."

        Minority interest of $12.6 million for the year ended December 31, 2005 increased $9.4 million from $3.2 million for the year ended December 31, 2004. The increase was due to only two quarters of earnings being included in 2004 as we increased our ownership interest in Navigation Solutions, L.L.C., or "Navigation Solutions," beginning in July 2004. See Note 5 to the Notes to our audited annual consolidated financial statements included in this Amendment under the heading "Item 8—Financial Statements and Supplementary Data."

Net Income

        We had net income of $350.0 million for the year ended December 31, 2005 (restated), representing a decrease of $15.5 million, or 4.2%, from $365.5 million for the year ended December 31, 2004. The decrease in net income was primarily due to the one-time $31.3 million tax provision relating to the repatriation of foreign earnings, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

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

        The provision for taxes on income of $133.9 million for the year ended December 31, 2004 increased 69.7% from $78.9 million for the year ended December 31, 2003. The increase in the provision for taxes on income was primarily the result of an increase in income before income taxes for the year ended December 31, 2004, partly offset by net favorable tax adjustments totaling $46.6 million, principally relating to the evaluation of certain federal and foreign tax accruals and foreign tax credits. The effect of the net tax adjustments caused a decrease in the effective tax rate from 35.9% to 26.6% as compared to 33.2% for the year ended December 31, 2003. See Notes 1 and 9 to the Notes to our audited annual consolidated financial statements included in this Amendment under the heading "Item 8—Financial Statements and Supplementary Data."

        On July 1, 2004, we increased our joint venture ownership interest in Navigation Solutions from 40% to 65%. Minority interest of $3.2 million for the year ended December 31, 2004 represents the minority interest's share (35%) of Navigation Solutions' net income for the period July 1, 2004 through December 31, 2004. See Note 5 to the Notes to our audited annual consolidated financial statements included in this Amendment under the heading "Item 8—Financial Statements and Supplementary Data."

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

        Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the year ended December 31, 2005 was $1,452.8 million, a decrease of $798.6 million from the year ended December 31, 2004. This decrease was primarily due to timing differences in the receipts and payments of receivables and deferred income taxes, partly offset by an increase in accrued taxes.

        Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the year ended December 31, 2005 was $6,492.9 million, an increase of $3,647.0 million from the year ended December 31, 2004. The increase is due to the purchase of the predecessor company stock and an increase in revenue earning equipment expenditures, partly offset by the net increase in the proceeds from the disposal of revenue earning equipment and proceeds from the sale of short-term investments. For the year ended December 31, 2005, our expenditures for revenue earning equipment were $12,421.0 million, partially offset by proceeds from the disposal of such equipment of $10,306.0 million. These assets are purchased by us in accordance with the terms of programs negotiated with car and equipment manufacturers.

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

Contractual Obligations

        The following tables detail the contractual cash obligations for debt, operating leases and purchase obligations as of December 31, 2005:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions of dollars)
Debt(1)	$12,657.9	$2,774.9	$1,064.7	$4,099.6	$4,718.7
Interest on debt(2)	4,232.4	673.6	1,275.1	1,081.7	1,202.0
Operating leases and concession agreements(3)	1,552.8	328.3	467.0	244.3	513.2
Purchase obligations(4)	6,984.4	6,845.9	137.9	0.6	—

Total	$25,427.5	$10,622.7	$2,944.7	$5,426.2	$6,433.9

(1)
Amounts represent debt obligations included in "Debt" in our consolidated balance sheet and include $2,555.3 million of commercial paper, and other short-term borrowings, excluding obligations for interest and estimated payments under interest rate swap agreements. See Note 3 to the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

(2)
Amounts represent the estimated interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at December 31, 2005. The minimum non-cancelable obligations under the International Fleet Debt and Senior ABL Facility matured between January and March 2006. While there was no requirement to do so, these obligations were subsequently renewed.

(3)
Includes obligations under various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and lease agreements for real estate, revenue earning equipment and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 10 to the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

(4)
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

Market Risks

        We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 14 to the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

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

        See Notes 3 and 14 to the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data."

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

Employee Retirement Benefits

Pension

        We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 6 of the Notes to our audited annual consolidated financial statements included in this Amendment under the caption "Item 8—Financial Statements and Supplementary Data." Our 2005 worldwide pre-tax pension expense was approximately $37.5 million, which is an increase of $6.8 million from 2004 primarily attributable to the decrease in the discount rate in the United States from 6.25% to 5.75% and in the United Kingdom from 5.50% to 5.25%, a pension settlement loss of $1.1 million relating to our Supplemental Executive Retirement Plan, as well as the effects of foreign currency translation.

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

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board, or "FASB," issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," or "FSP 109-2." FSP 109-2 provides accounting guidance for non-U.S. earnings that are repatriated under the American Jobs Creation Act of 2004. SFAS No. 109, "Accounting for Income Taxes," requires a company to reflect in the period of enactment the effect of a new tax law. During December 2005, in connection with Ford pre-sale activities and to obtain the benefit of favorable one-time tax treatment of distributions offered by the American Jobs Creation Act of 2004, dividends of $547.8 million were recognized, of which $216.9 million were cash dividends and $330.9 million were deemed dividends for tax purposes. The deemed dividends relate to undistributed foreign earnings which are no longer considered to be permanently reinvested. These dividends generated $168.2 million of tax expense, of which $136.9 million was offset by foreign tax credits, resulting in a net tax expense of $31.3 million.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks," which appears on pages 27 and 28 of this Amendment.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Consolidated financial statements and financial statement schedules

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries (Successor Company) at December 31, 2005, and the results of their operations and their cash flows for the period from December 21, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 4, 2006, except for Financial Statement Schedule I, as to which the date is April 28, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Board of Directors and
Shareholder of The Hertz Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries (Predecessor Company) at December 31, 2004, and the results of their operations and their cash flows for the period from January 1, 2005 to December 20, 2005 and for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1A to the consolidated financial statements, the Predecessor Company restated its financial statements for the period from January 1, 2005 to December 20, 2005.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 4, 2006, except for Financial Statement Schedule I, as to which the date is April 28, 2006, and Note 1A, as to which the date is July 14, 2006

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

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands of Dollars)

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005 Restated	2004	2003
Revenues:
Car rental	$129,448	$5,820,473	$5,430,805	$4,819,255
Equipment rental	22,430	1,392,461	1,161,955	1,037,754
Other	2,591	101,811	83,192	76,661

Total revenues	154,469	7,314,745	6,675,952	5,933,670

Expenses:
Direct operating	102,958	4,086,344	3,734,361	3,316,101
Depreciation of revenue earning equipment	43,827	1,555,862	1,463,258	1,523,391
Selling, general and administrative	15,167	623,386	591,317	501,643
Interest, net of interest income of $1,077, $36,156, $23,707 and $17,881	25,735	474,247	384,464	355,043

Total expenses	187,687	6,739,839	6,173,400	5,696,178

Income (loss) before income taxes and minority interest	(33,218)	574,906	502,552	237,492
(Provision) benefit for taxes on income	12,243	(191,332)	(133,870)	(78,877)
Minority interest	(371)	(12,251)	(3,211)	—

Net income (loss)	$(21,346)	$371,323	$365,471	$158,615

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(in Thousands of Dollars)

	Common Stock	Additional Capital Paid-In	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Predecessor
Balance at:
DECEMBER 31, 2002	$—	$983,132	$955,131	$(16,376)	$1,921,887
Net income			158,615		158,615
Translation adjustment changes				149,037	149,037
Unrealized holding losses on securities, net of tax of $61				(551)	(551)
Minimum pension liability adjustment, net of tax of $1,748				(3,597)	(3,597)

Total Comprehensive Income					303,504

DECEMBER 31, 2003	—	983,132	1,113,746	128,513	2,225,391
Net income			365,471		365,471
Translation adjustment changes				83,420	83,420
Unrealized holding losses on securities, net of tax of $8				(82)	(82)
Minimum pension liability adjustment, net of tax of $1,076				(3,953)	(3,953)

Total Comprehensive Income					444,856

DECEMBER 31, 2004	—	983,132	1,479,217	207,898	2,670,247
Net income (as restated)			371,323		371,323
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $281				424	424
Translation adjustment changes				(123,893)	(123,893)
Unrealized holding losses on securities, net of tax of $5				(37)	(37)
Minimum pension liability adjustment, net of tax of $5,891				(12,076)	(12,076)

Total Comprehensive Income					235,741
Dividend to Ford Motor Company			(1,185,000)		(1,185,000)

DECEMBER 20, 2005, as restated	—	983,132	665,540	72,316	1,720,988

Successor
Balance at:
DECEMBER 21, 2005	—	—	—	—	—
Capital contribution		2,295,000			2,295,000
Net loss			(21,346)		(21,346)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $2,704				(4,078)	(4,078)
Translation adjustment changes				(3,394)	(3,394)

Total Comprehensive Loss					(28,818)

DECEMBER 31, 2005	$—	$2,295,000	$(21,346)	$(7,472)	$2,266,182

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands of Dollars)

	Successor	Predecessor	Predecessor
	For the periods from
			Years ended December 31,
		January 1, 2005 to December 20, 2005 Restated
	December 21, 2005 to December 31, 2005		2004	2003
Cash flows from operating activities:
Net income (loss)	$(21,346)	$371,323	$365,471	$158,615
Non-cash expenses:
Depreciation of revenue earning equipment	43,827	1,555,862	1,463,258	1,523,391
Depreciation of property and equipment	5,511	182,363	177,597	151,706
Amortization of other intangibles	2,075	749	607	1,024
Amortization of deferred financing costs	1,304	5,299	4,960	4,046
Amortization of debt discount	456	1,999	2,543	2,177
Stock-based employee compensation	—	10,496	5,584	6,039
Provision for public liability and property damage	1,918	158,050	153,139	178,292
Provision for losses for doubtful accounts	462	11,447	14,133	23,053
Minority interest	371	12,251	3,211	—
Deferred income taxes	(12,243)	(411,461)	129,576	260,848
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(121,497)	(547,302)	57,303	(95,527)
Due from affiliates	107,791	83,868	75,607	(269,543)
Inventories and prepaid expenses and other assets	(166,545)	(134,052)	(27,778)	(10,204)
Accounts payable	(58,565)	(41,290)	(58,318)	182,264
Accrued liabilities	(52,157)	51,364	50,831	(111,439)
Accrued taxes	1,881	572,452	12,315	49,825
Payments of public liability and property damage claims and expenses	(7,938)	(155,904)	(178,654)	(155,241)

Net cash flows provided by (used in) operating activities	$(274,695)	$1,727,514	$2,251,385	$1,899,326

The accompanying notes are an integral part of these financial statements.

	Successor	Predecessor	Predecessor
	For the periods from
		January 1, 2005 to December 20, 2005 Restated
	December 21, 2005 to December 31, 2005		Years ended December 31,
			2004	2003
Cash flows from investing activities:
Net change in restricted cash	$(273,640)	$(12,660)	$(2,901)	$—
Purchase predecessor company stock	(4,379,374)	—	—	—
Proceeds from sales (purchases) of short-term investments, net	—	556,997	(56,889)	(500,108)
Revenue earning equipment expenditures	(234,757)	(12,186,205)	(11,310,032)	(9,436,581)
Proceeds from disposal of revenue earning equipment	199,711	10,106,260	8,740,920	7,874,414
Property and equipment expenditures	(8,503)	(334,543)	(286,428)	(226,747)
Proceeds from disposal of property and equipment	1,246	72,572	59,253	54,638
Available-for-sale securities:
Purchases	—	(243)	(11,261)	(12,114)
Sales	—	245	19,448	10,246
Changes in investment in joint venture	—	—	2,000	5,640

Net cash used in investing activities	(4,695,317)	(1,797,577)	(2,845,890)	(2,230,612)

Cash flows from financing activities:
Issuance of an intercompany note	—	1,185,000	—	—
Proceeds from issuance of long-term debt	8,641,068	27,162	1,985,981	510,853
Repayment of long-term debt	(5,118,559)	(619,402)	(913,635)	(712,057)
Short-term borrowings:
Proceeds	10,333	3,208,085	1,382,587	1,094,152
Repayments	(1,357,614)	(2,263,346)	(973,659)	(721,333)
Ninety-day term or less, net	364,009	270,715	(846,780)	130,294
Dividends paid	—	(1,185,000)	—	—
Capital invested by parent	2,295,000	—	—	—
Payment of financing costs	(192,419)	—	—	—

Net cash provided by financing activities	4,641,818	623,214	634,494	301,909

Effect of foreign exchange rate changes on cash	(1,894)	(57,120)	27,990	38,100

Net increase (decrease) in cash and equivalents during the period	(330,088)	496,031	67,979	8,723
Cash and equivalents at beginning of period	1,173,996	677,965	609,986	601,263

Cash and equivalents at end of period	$843,908	$1,173,996	$677,965	$609,986

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$124,005	$416,436	$377,279	$357,585
Income taxes	(379)	29,883	(4,149)	31,481
Non-cash transactions reclassified for cash flow presentation:
Revaluation of net assets to fair market value, net of tax	$2,145,563	—	—	—
Non-cash settlement of outstanding balances with Ford	112,490	—	—	—

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

Income Taxes

        Prior to the Acquisition, we and our domestic subsidiaries filed consolidated Federal income tax returns with Ford. We provided for current and deferred taxes as if we filed a separate consolidated tax return with our domestic subsidiaries, except that under a tax sharing arrangement with Ford, our right to reimbursement for foreign tax credits was determined based on the usage of such foreign tax credits by the consolidated group. On December 21, 2005, in connection with the Acquisition, we terminated our tax sharing agreement with Ford. Prior to December 21, 2005, we repatriated $547.8 million of undistributed earnings. As of December 31, 2005, no provision has been made with respect to U.S. income taxes on $460.1 million in undistributed earnings of foreign subsidiaries that have been or are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes.

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," or "FSP 109-2." FSP 109-2 provides accounting guidance for non-U.S. earnings that are repatriated under the American Jobs Creation Act of 2004. SFAS No. 109, "Accounting for Income Taxes," requires a company to reflect in the period of enactment the effect of a new tax law. During December 2005, in connection with Ford pre-sale activities and to obtain the benefit of favorable one-time tax treatment of distributions offered by the American Jobs Creation Act of 2004, dividends of $547.8 million were recognized, of which $216.9 million were cash dividends and $330.9 million were deemed dividends for tax purposes. The deemed dividends relate to undistributed foreign earnings which are no longer considered to be permanently reinvested. These dividends generated $168.2 million of tax expense, of which $136.9 million was offset by foreign tax credits, resulting in a net tax expense of $31.3 million.

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

Note 1A—Restatement of Predecessor Financial Statements

        We are restating our previously issued consolidated statements of operations, stockholder's equity and cash flows for the Predecessor period ended December 20, 2005, or the "Restatement." The Restatement revises, in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," our tax provision on repatriated foreign earnings.

        Prior to the Acquisition, we and our domestic subsidiaries filed consolidated Federal income tax returns with Ford. During December 2005, in connection with Ford pre-sale activities and to obtain the benefit of favorable one-time tax treatment of distributions offered by the American Jobs Creation Act of 2004, dividends of $547.8 million were recognized, of which $216.9 million were cash dividends and $330.9 million were deemed dividends for tax purposes. The deemed dividends relate to undistributed foreign earnings which are no longer considered to be permanently reinvested. The provision for taxes on income for the Predecessor period ended December 20, 2005, as originally reported, included $54.1 million of tax expense associated with that repatriation, of which $50.3 million was offset by foreign tax credits, resulting in net tax expense of $3.8 million. All Federal income taxes associated with the repatriation are to be reported and paid by Ford as part of their consolidated income tax return. In June 2006, it was determined that there was an error in estimating the amount of Hertz's tax expense for the December 2005 repatriation, which is payable by Ford, and that it should be increased by $27.5 million to $31.3 million. This change resulted from a detailed study recently completed by Ford for the purpose of preparing their 2005 tax return.

        As Ford is responsible for the payment of this tax, we have determined that this error has no impact subsequent to the Acquisition. Because the liability for this tax rests with Ford, there is no effect on our liquidity in either the Predecessor period ended December 20, 2005 or the Successor period ended December 31, 2005. A summary of the effects of the Restatement on the previously issued consolidated statement of operations for the Predecessor period ended December 20, 2005 is as follows (in thousands of dollars):

	Predecessor
	January 1, 2005 To December 20, 2005
	As Reported	As Restated
Provision for taxes on income	$(163,832)	$(191,332)
Net income	398,823	371,323

        The effect of the Restatement on the previously issued consolidated statement of cash flows for the Predecessor period ended December 20, 2005 is to decrease net income by $27.5 million and to increase the change in accrued taxes by $27.5 million.

        In addition, we revised our consolidated statements of cash flows for the Predecessor period ended December 20, 2005 and the Predecessor year ended December 31, 2004 with respect to the presentation of the change in restricted cash, which resulted in increases in net cash used in investing activities and net cash provided by financing activities of $12.7 million and $2.9 million, respectively. We also revised our consolidated statement of cash flows for the Successor period ended December 31, 2005 with respect to the presentation of the change in restricted cash of $0.3 billion and the purchase of predecessor company stock of $4.4 billion, which resulted in increases in net cash used in investing activities and net cash provided by financing activities of $4.7 billion. Additionally, in the Successor period ended December 31, 2005, we decreased the amount shown as the effect of foreign exchange rate changes on cash by $26.1 million and increased the change in other assets and net cash flows used in operating activities.

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

Note 9—Taxes on Income

        The provision (benefit) for taxes on income consists of the following (in thousands of dollars):

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005 Restated	2004	2003
Current:
Federal	$—	$577,573	$(22,950)	$(214,487)
Foreign	—	17,550	16,679	22,341
State and local	—	7,670	10,565	10,175

Total current	—	602,793	4,294	(181,971)

Deferred:
Federal	(5,711)	(435,037)	132,877	270,248
Foreign	(4,822)	11,224	(11,801)	(6,400)
State and local	(1,710)	12,352	8,500	(3,000)

Total deferred	(12,243)	(411,461)	129,576	260,848

Total provision (benefit)	$(12,243)	$191,332	$133,870	$78,877

        The principal items in the deferred tax provision (benefit) are as follows (in thousands of dollars):

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2004	2003
Difference between tax and book depreciation	$57,176	$(781,555)	$489,202	$145,208
Accrued and prepaid expense deducted for tax purposes when paid or incurred	(21,114)	16,391	(41,640)	(32,267)
Intangible assets	11,291	—	—	—
Tax operating loss (carryforwards) utilized	(57,229)	401,035	(341,090)	288,783
Foreign tax credit carryforwards	—	(48,471)	(8,556)	(105,980)
Federal and state alternative minimum tax credit (carryforwards) utilized	(2,367)	36,087	(3,288)	(34,896)
Increase (decrease) in valuation allowance	—	(34,948)	34,948	—

Total deferred provision (benefit)	$(12,243)	$(411,461)	$129,576	$260,848

        The principal items in the deferred tax liability at December 31, 2005 and 2004 are as follows (in thousands of dollars):

	2005	2004
Assets:
Employee benefit plans	$126,454	$76,335
Tax operating loss carry forwards	101,156	448,458
Foreign tax credit carry forwards	—	140,533
Federal and state alternative minimum tax credit carry forwards	4,464	38,184
Accrued and prepaid expenses deducted for tax purposes when paid or incurred	145,608	186,635

Total Gross Assets	377,682	890,145
Less: Valuation Reserves	(21,377)	(59,821)

Total Net Assets	356,305	830,324

Liabilities:
Difference between book and tax depreciation	(1,027,906)	(1,680,024)
Intangible assets	(1,180,941)	—

Total Liabilities	(2,208,847)	(1,680,024)

Total	$(1,852,542)	$(849,700)

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

        In October 2004, President Bush signed the "American Jobs Creation Act of 2004," which contains provisions related to the distribution of the earnings of foreign subsidiaries. During December 2005, in connection with Ford pre-sale activities and to obtain the benefit of favorable one-time tax treatment of distributions offered by the American Jobs Creation Act of 2004, dividends of $547.8 million were recognized, of which $216.9 million were cash dividends and $330.9 million were deemed dividends for tax purposes. The deemed dividends relate to undistributed foreign earnings which are no longer considered to be permanently reinvested. These dividends generated $168.2 million of tax expense, of which $136.9 million was offset by foreign tax credits, resulting in a net tax expense of $31.3 million. See Note 1A—Restatement of Predecessor Financial Statements.

        The principal items accounting for the difference in taxes on income computed at the U.S. statutory rate of 35% and as recorded are as follows (in thousands of dollars):

	Successor	Predecessor	Predecessor
	For the periods from		Years ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005 Restated	2004	2003
Computed tax at statutory rate	$(11,626)	$201,217	$175,893	$83,122
Taxes on foreign earnings, net of utilized foreign tax credits	—	31,353	—	—
State and local income taxes, net of Federal income tax benefit	(1,112)	13,014	12,392	4,664
Income taxes on foreign earnings at effective rates different from the U.S. statutory rate, including the anticipated realization of certain foreign tax benefits and the effect of subsidiaries' gains and losses and exchange adjustments with no tax effect	926	(10,638)	(7,529)	(9,949)
Increase (decrease) in valuation allowance	—	(34,948)	34,948	—
Adjustments made to Federal and foreign tax accruals in connection with tax audit evaluations	—	—	(69,834)	—
Favorable foreign tax adjustments relating to tax return filings	—	(5,300)	(11,684)	—
All other items, net	(431)	(3,366)	(316)	1,040

Total provision (benefit)	$(12,243)	$191,332	$133,870	$78,877

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

Note 13—Quarterly Financial Information (Unaudited)

        A summary of the quarterly operating results during 2005 and 2004 were as follows (in thousands of dollars):

	Predecessor					Predecessor				Successor
						For the periods from
	First Quarter 2005	Second Quarter 2005		Third Quarter 2005		October 1, 2005 to December 20, 2005 As Previously Reported(1)		October 1, 2005 to December 20, 2005 As Restated(1)		December 21, 2005 to December 31, 2005
Revenues	$1,640,573	$1,862,329		$2,123,630		$1,688,213		$1,688,213		$154,469
Operating income (loss): pre-tax income (loss) before interest expense and minority interest	134,691	267,386	(2)	405,460	(3)	241,616	(6)	241,616	(6)	(7,483	)(6)
Income (loss) before income taxes and minority interest	35,479	154,554	(2)	264,296	(3)(4)	120,577	(6)(7)	120,577	(6)(7)	(33,218	)(6)
Net income (loss)	20,875	99,200		205,221	(5)	73,527	(8)	46,027	(8)(9)	(21,346)
	Predecessor
	First Quarter 2004	Second Quarter 2004		Third Quarter 2004		Fourth Quarter 2004
Revenues	$1,456,244	$1,656,122		$1,879,197		$1,684,389
Operating income: pre-tax income before interest expense and minority interest	82,967	241,459	(10)	353,236		209,354	(12)
Income (loss) before income taxes and minority interest	(4,996)	146,716	(10)	250,864		109,968	(12)
Net income (loss)	(3,283)	95,466		184,440	(11)	88,848	(11)

(1)
We have restated our previously issued consolidated statement of operations for the Predecessor period ended December 20, 2005. An explanation of the Restatement appears in Note 1A—Restatement of Predecessor Financial Statements. The

  Restatement resulted in the previously reported provision for taxes to be increased by $27.5 million and net income to be decreased by $27.5 million due to the recording of additional non-cash tax expense relating to dividends repatriated prior to the Acquisition.

(2)
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

(4)
Includes interest expense of $16.3 million on the Intercompany note payable to Ford Holdings LLC (relating to the dividend declared and paid June 10, 2005).

(5)
Includes the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million.

(6)
The total combined fourth quarter of 2005 includes a $10.3 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our domestic car rental operations and our North American equipment rental operations.

(7)
Includes interest expense of $15.6 million on the Intercompany note payable to Ford Holdings LLC (relating to the dividend declared and paid on June 10, 2005) for the Predecessor period October 1, 2005 to December 20, 2005. The note was repaid on December 21, 2005.

(8)
Includes favorable foreign tax adjustments of $5.3 million.

(9)
Includes a $31.3 million provision relating to the repatriation of foreign earnings.

(10)
Includes $7.0 million received regarding claims made by us on our insurance policies for business interruption losses resulting from the terrorist attacks of September 11, 2001.

(11)
Includes favorable foreign tax adjustments of $23.3 million in the third quarter of 2004 and net favorable domestic and foreign tax adjustments of $23.3 million in the fourth quarter of 2004.

(12)
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

Note 16—Subsequent Events

Interest Rate Swaps

        During January 2006, we assigned our interest rate swaps relating to our 4.7% Notes due October 2, 2006 and our 6.35% Notes due June 15, 2010 to a third party in return for cash. As a result of the assignment of these interest rate swaps, we recorded a gain of $6.6 million in our statement of operations in "Selling, general and administrative expenses."

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

SCHEDULE I— CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

THE HERTZ CORPORATION
(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

	Successor	Predecessor
	For the periods from
			Years Ended December 31,
	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005 Restated
			2004	2003
Total revenues	$101,762	$3,944,249	$3,700,251	$3,391,958
Expenses:
Direct operating	60,700	2,275,201	2,087,910	1,832,580
Depreciation of revenue earning equipment	49,902	1,579,035	1,336,539	1,232,178
Selling, general and administrative	4,787	242,287	230,008	178,688
Interest, net	10,723	303,084	258,395	243,702

Total expenses	126,112	4,399,607	3,912,852	3,487,148

Loss before income taxes and equity in earnings (losses) of subsidiaries	(24,350)	(455,358)	(212,601)	(95,190)
Benefit for taxes on income	13,818	221,459	96,977	39,116
Equity in earnings (losses) of subsidiaries	(10,814)	605,222	481,095	214,689

Net income (loss)	$(21,346)	$371,323	$365,471	$158,615

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION
(Parent Company Only)

CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY

(in Thousands of Dollars)

	Common Stock	Additional Capital Paid-In	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Predecessor
Balance at:
DECEMBER 31, 2002	$—	$983,132	$955,131	$(16,376)	$1,921,887
Net income			158,615		158,615
Translation adjustment changes				149,037	149,037
Unrealized holding losses on securities, net of tax of $61				(551)	(551)
Minimum pension liability adjustment, net of tax of $1,748				(3,597)	(3,597)

Total Comprehensive Income					303,504

DECEMBER 31, 2003	—	983,132	1,113,746	128,513	2,225,391
Net income			365,471		365,471
Translation adjustment changes				83,420	83,420
Unrealized holding losses on securities, net of tax of $8				(82)	(82)
Minimum pension liability adjustment, net of tax of $1,076				(3,953)	(3,953)

Total Comprehensive Income					444,856

DECEMBER 31, 2004	—	983,132	1,479,217	207,898	2,670,247
Net income (as restated)			371,323		371,323
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $281				424	424
Translation adjustment changes				(123,893)	(123,893)
Unrealized holding losses on securities, net of tax of $5				(37)	(37)
Minimum pension liability adjustment, net of tax of $5,891				(12,076)	(12,076)

Total Comprehensive Income					235,741
Dividend to Ford Motor Company			(1,185,000)		(1,185,000)

DECEMBER 20, 2005, as restated	—	983,132	665,540	72,316	1,720,988

Successor
Balance at:
DECEMBER 21, 2005	—	—	—	—	—
Capital contribution		2,295,000			2,295,000
Net loss			(21,346)		(21,346)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $2,704				(4,078)	(4,078)
Translation adjustment changes				(3,394)	(3,394)

Total Comprehensive Loss					(28,818)

DECEMBER 31, 2005	$—	$2,295,000	$(21,346)	$(7,472)	$2,266,182

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(in Thousands of Dollars)

	Successor	Predecessor	Predecessor
	For the periods from
			Years ended December31,
		January 1, 2005 to December 20, 2005 Restated
	December 21, 2005 to December 31, 2005		2004	2003
Cash flows from operating activities:
Net income (loss)	$(21,346)	$371,323	$365,471	$158,615
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	3,584,912	(683,925)	(304,779)	418,689

Net cash provided by (used in) operating activities	3,563,566	(312,602)	60,692	577,304

Cash flows from investing activities:
Purchase predecessor company stock	(4,379,374)	—	—	—
Proceeds from sales (purchases) of short-term investments, net	—	556,997	(56,889)	(500,108)
Revenue earning equipment expenditures	(3,396)	(109,353)	(914,104)	(988,431)
Proceeds from disposal of revenue earning equipment	3,058	98,390	711,108	811,841
Property and equipment expenditures	23,859	(177,008)	(160,434)	(139,567)
Proceeds from disposal of property and equipment	145	35,152	31,134	26,292
Other investing activities	—	—	—	5,640

Net cash provided by (used in) investing activities	(4,355,708)	404,178	(389,185)	(784,333)

Cash flows from financing activities:
Issuance of an intercompany note	—	1,185,000	—	—
Proceeds from issuance of long-term debt	4,337,526	18,732	1,100,803	501,986
Repayment of long-term debt	(4,886,310)	(611,347)	(900,000)	(700,000)
Other financing activities	(1,165,986)	881,371	254,143	208,628
Dividends paid	—	(1,185,000)	—	—
Capital invested by third parties	2,295,000	—	—	—
Payment of financing costs	(192,419)	—	—	—

Net cash provided by financing activities	387,811	288,756	454,946	10,614

Net increase (decrease) in cash and equivalents during the period	(404,331)	380,332	126,453	(196,415)
Cash and equivalents at beginning of period	555,088	174,756	48,303	244,718

Cash and equivalents at end of period	$150,757	$555,088	$174,756	$48,303

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

        As a result of the restatement by The Hertz Corporation and its subsidiaries discussed in Note 1A to the audited annual consolidated financial statements included in this Amendment, the Company has restated its previously issued condensed statements of operations, stockholder's equity and cash flows for the Predecessor period ended December 20, 2005.

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

(b)
Amounts written off, net of recoveries.

ITEM 9A.    CONTROLS AND PROCEDURES

Restatement of Predecessor Financial Statements and Impact on Internal Control over Financial Reporting

        As discussed in Note 1A to our financial statements, we are restating our previously issued consolidated financial statements for the Predecessor period ended December 20, 2005, or the "Restatement." The Restatement revises our tax provision on repatriated foreign earnings. These dividends, which were initiated by Ford, our previous parent, and occurred prior to the Acquisition, resulted in an estimated provision for taxes of $54.1 million, net of foreign tax credits of $50.3 million, or $3.8 million. Upon Ford's completion of a detailed study in June 2006, for the purpose of preparing their 2005 tax return, it was determined that the amount of tax expense should be increased by $27.5 million to $31.3 million.

        The dividends were originally completed as part of Ford pre-sale activities and also to obtain the one-time favorable tax treatment of dividends offered by the American Jobs Creation Act of 2004. Otherwise, it is not our policy to repatriate undistributed earnings of our foreign subsidiaries, but rather to invest them within their operations. All Federal income taxes associated with this one-time repatriation are to be paid by Ford and, as such, have no impact on the Successor period ended December 31, 2005 or in 2006 and beyond.

        Our management, who has responsibility for establishing and maintaining internal control over financial reporting, concluded that the Restatement is not an indication of a material weakness existing as of December 31, 2005 because management has assessed our controls as of that date and determined they were adequate to prevent or detect a material misstatement to our financial statements after the Acquisition. Accordingly, the Restatement did not have an impact on our management's conclusion that our internal control over financial reporting and disclosure controls and procedures as of December 31, 2005 were effective. Also, our management has concluded that no revisions to our controls over income tax accounting and reporting were required as a result of this matter.

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

        An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based upon this evaluation, after considering the impact of the Restatement, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, after considering the impact of the Restatement, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

        No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

        The following documents are filed as part of this report:

		Page
(a) 1.	Financial Statements:
	The Hertz Corporation and Subsidiaries—
	Reports of Independent Registered Public Accounting Firm	31
	Consolidated Balance Sheets	33
	Consolidated Statements of Operations	34
	Consolidated Statements of Stockholder's Equity	35
	Consolidated Statements of Cash Flows	36
	Notes to Consolidated Financial Statements	38
2.	Financial Statement Schedules:
	The Hertz Corporation and Subsidiaries—
	Schedule I—Condensed Financial Information of Registrant	84
	Schedule II—Valuation and Qualifying Accounts	89
3.	Exhibits:
Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of September 12, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Ford Holdings LLC and Ford Motor Company with respect to the sale of The Hertz Corporation (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
3.1	Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit (3)(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3.2	By-Laws of The Hertz Corporation, as amended and restated on December 21, 2005**
4.1.1	Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.2	Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.3	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.2.1	Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016**
4.2.2	Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**

4.2.3	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**
4.3.1	Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.3.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation. relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.3.3	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.4.1	Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016**
4.4.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation, relating to the 10.5% Senior Subordinated Notes due 2016**
4.4.3	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 10.5% Senior Subordinated Notes due 2016**
4.5.1	Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein**
4.5.2	Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation**
4.5.3	Australian Purchaser Charge (Project H) — Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.4	Australian Purchaser Charge (Project H) — South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.5	Australian Purchaser Charge (Project H) — Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited**
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited**

4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas**
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas**
4.5.10	Business Pledge Agreement, dated as of December 21, 2005, by and between Hertz Belgium N.V., as Pledgor, and BNP Paribas S.A., as Pledgee (English language version)**
4.5.11	Receivables and Bank Account Pledge Agreement, dated as of December 21, 2005, by and between Hertz Belgium NV as Pledgor, and BNP Paribas, as Pledgee**
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee**
4.5.13	Security Agreement, dated as of December 21, 2005, by and between Hertz Canada Limited, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.14.1	Deed of Hypothec, dated as of December 21, 2005, by and between Hertz Canada Limited and BNP Paribas (Canada), and related Bond and Bond Pledge Agreement**
4.5.14.2	Bond Pledge Agreement, dated as of December 21, 2005, by and between Hertz Canada Limited, as Pledgor, and BNP Paribas (Canada), as Security Agent**
4.5.15	Security Agreement, dated as of December 21, 2005, by and between 1677932 Ontario Limited, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.16	Security Agreement, dated as of December 21, 2005, by and between CMGC Canada Acquisition ULC, as Obligor, and BNP Paribas (Canada), as Security Agent**
4.5.17	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.18	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.19	Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Hertz France, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.20	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.21	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.22	Master Agreement For Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Hertz Equipement France, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**
4.5.23	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**

4.5.24	Master Agreement for Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Equipole Finance Services, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**
4.5.25	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.26	Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Equipole Finance Services, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.27	Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.28	Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.29	Account Pledge Agreement, dated as of December 21, 2005, among Hertz Autovermietung GmbH, The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada) and Indosuez Finance (U.K) Limited as Pledgees and BNP Paribas S.A. as Security Agent**
4.5.30	Global Assignment Agreement, dated as of December 21, 2005, between Hertz Autoverrmietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender (English language version)**
4.5.31	Security Transfer of Moveable Assets, dated as of December 21, 2005, between Hertz Autovermietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender**
4.5.32	Share Pledge Agreement, dated as of December 21, 2005, among Equipole S.A. (France), The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada), Indosuez Finance (U.K.) Limited and BNP Paribas S.A., as Security Agent**
4.5.33	Security Assignment of Receivables, dated as of December 21, 2005, between Hertz Italiana S.p.A as assignor and BNP Paribas S.A. as Security Agent**
4.5.34	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A as pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.35	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A., as Pledgor, and BNP Paribas S.A., as Pledgee and Security Agent**
4.5.36	Pledge Agreement over Hertz Italiana S.p.A. shares, dated as of December 21, 2005, between Hertz Holding South Europe S.r.l as Pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.37	Deed of Non-Possessory Pledge of Movables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**

4.5.38	Deed of Disclosed Pledge of Receivables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.39	Deed of Undisclosed Pledge of Receivables between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.40	Deed of Pledge of Registered Shares, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas, as Pledgees, and Hertz Automobielen Netherlands B.V.**
4.5.41	Deed of Pledge on Registered Shares, dated as of December 21, 2005, between Hertz Holdings Netherlands B.V., as Pledgor, BNS Automobile Funding B.V., as Pledgee, and Stuurgroep Holland B.V.**
4.5.42	Deed of Disclosed Pledge of Receivables between BNS Automobile Funding B.V., as Pledgor, and BNP Paribas as Security Agent, as Pledgee**
4.5.43	Pledges of Shares Contract, dated as of December 21, 2005, among Hertz de España, S.A, Hertz Alquiler de Maquinaria, S.L., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent relating to Hertz Alquiler de Maquinaria**
4.5.44	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.45	Pledge of Credit Rights of Insurance Policies Contract, dated as of December 21, 2005,among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.46	Pledge of Credit Rights of Bank Accounts, dated as of December 21, 2005 among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.47	Pledges over VAT Credit Rights Contract, dated as of December 21, 2005, among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.48	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.49	Pledge of Credit Rights of Bank Accounts Contract, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.50	Pledges of Credit Rights of Insurance Policies Contract, dates as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.51	Pledges over VAT Credit Rights Contracts, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria S.L., as Pledgor, BNS Automobile Funding B.V., and BNP Paribas S.A., as Security Agent**
4.5.52	Pledges of Credit Rights Contract, dated as of December 21, 2005, among BNS Automobile Funding B.V., as Pledgor, Hertz de Espana S.A., Hertz Alquiler de Maquinaria, S.L., and BNP Paribas S.A., as Security Agent**
4.5.53	Pledges of Shares Contract, dated as of December 21, 2005, among Hertz International Ltd., Hertz Equipment Rental International, Limited, Hertz de España, S.A., and BNP Paribas S.A., as Security Agent**

4.5.54	Share Pledge Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Züri-Leu Garage AG and SociétéImmobilière Fair Play**
4.5.55	Assignment Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the assignment and transfer of trade receivables, insurance claims, inter-company receivables and bank accounts**
4.5.56	Share Pledge Agreement, dated as of December 21, 2005, between Hertz Holdings South Europe S.r.l and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Hertz AG**
4.5.57	Deed of Charge, dated as of December 21, 2005, between Hertz (U.K.) Limited as Chargor and BNP Paribas as Security Agent**
4.5.58	Deed of Charge over Shares, in Hertz (U.K.) Limited, dated as of December 21, 2005, between Hertz Holdings II U.K. Limited as Chargor and BNP Paribas as Security Agent**
4.5.59	Deed of Charge over Shares in Hertz Holdings III UK Limited, dated as of December 21, 2005, between Hertz International, Ltd. and BNP Paribas as Security Agent**
4.5.60	Deed of Charge, dated as of December 21, 2005, between BNS Automobile Funding B.V. as Chargor and BNP Paribas as Security Agent**
4.6.1	Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**
4.6.2	Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.3	Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.4	Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.5	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch.**
4.6.6	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.6.5 for each of the mortgaged properties.**

4.7.1	Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers.**
4.7.2	U.S. Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.3	Canadian Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited, Western Shut-Down (1995) Limited, certain of its subsidiaries, and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**
4.7.4	Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.5	Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.6	Trade-mark Security Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**
4.7.7	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch.**
4.7.8	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.7.7 for each of the mortgaged properties.**
4.8	Intercreditor Agreement, dated as of December 21, 2005, by and between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries**
4.9.1	Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.2	Series 2005-1 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.3	Series 2005-2 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**

4.9.4	Series 2005-3 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.5	Series 2005-4 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.6	Amended and Restated Series 2004-1 Supplement to the Amended and Restated Base Indenture, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary**
4.9.7	Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor**
4.9.8	Amended and Restated Participation, Purchase and Sale Agreement, dated as of December 21, 2005, by and between Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer**
4.9.9	Purchase and Sale Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz Funding Corp.**
4.9.10	Contribution Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC and The Hertz Corporation**
4.9.11	Amended and Restated Collateral Agency Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, BNY Midwest Trust Company, as Collateral Agent, BNY Midwest Trust Company, as Trustee and Secured Party, and The Hertz Corporation, as Secured Party**
4.9.12	Amended and Restated Administration Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and BNY Midwest Trust Company, as Trustee**
4.9.13	Master Exchange Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Property Holdings LLC**
4.9.14	Escrow Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.**
4.9.15	Amended and Restated Class A-1 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset Backed Notes, Class A-1), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**
4.9.16	Amended and Restated Class A-2 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset backed Notes, Class A-2), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**

4.9.17	Amended and Restated Class A Note Purchase Agreement (Series 2005-4 Variable Funding Rental Car Asset Backed Notes, Class A), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**
4.9.18	Letter of Credit Facility Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and Ford Motor Company**
4.9.19	Insurance Agreement, dated as of December 21, 2005, by and between MBIA Insurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.20	Insurance Agreement, dated as of December 21, 2005, by and between Ambac Assurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.21	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-1 Rental Car Asset Backed Notes**
4.9.22	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-4 Rental Car Asset Backed Notes**
4.9.23	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-2 Rental Car Asset Backed Notes**
4.9.24	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-3 Rental Car Asset Backed Notes**
10.1	Hertz Global Holdings, Inc. Stock Incentive Plan* **
10.2	Form of Stock Subscription Agreement under Stock Incentive Plan* **
10.3	Form of Stock Option Agreement under Stock Incentive Plan* **
10.4	Employment Agreement between The Hertz Corporation and Craig R. Koch (Incorporated by reference to Exhibit 10.4(3) to our Registration Statement No. 333-125764)*
10.5	Form of Change in Control Agreement (and certain terms related thereto) among The Hertz Corporation, Ford Motor Company and each of Messrs. Koch, Nothwang, Siracusa, Taride and Plescia (Incorporated by reference to Exhibit 10.5 to our Registration Statement No. 333-125764)*
10.6	Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michael Taride (Incorporated by reference to Exhibit 10.6 to our Registration Statement No. 333-125764)*
10.7	The Hertz Corporation Compensation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to our Registration Statement No. 333-125764)*
10.8	The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 our Registration Statement No. 333-125764)*
10.9	The Hertz Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to our Registration Statement No. 333-125764)*
10.10	The Hertz Corporation Benefit Equalization Plan (Incorporated by reference to Exhibit 10.10 to our Registration Statement No. 333-125764)*
10.11	The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to our Registration Statement No. 333-125764)*

10.12	The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to our Registration Statement No. 333-125764)*
10.13	The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to our Registration Statement No. 333-125764)*
10.14	The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to our Registration Statement No. 333-125764)*
10.15	RCA Executive Deferred Compensation Plan and Employee Participation Agreement, dated May 29, 1985, between Craig R. Koch and The Hertz Corporation (Incorporated by reference to Exhibit 10.15 to our Registration Statement No. 333-125764)*
10.16	The Hertz Corporation 2005 Executive Incentive Compensation Plan* **
10.17	Letter Agreement, dated October 19, 2005, as amended and restated as of November 15, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.) and Craig R. Koch* **
10.18	Amended and Restated Indemnification Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC**
10.19	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Clayton, Dubilier & Rice, Inc.**
10.20	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and TC Group IV, L.L.C.**
10.21	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Merrill Lynch Global Partners, Inc.**
10.22	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.**
10.23	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.**
10.24	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.**
10.25	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd.**
10.26	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation**

10.27	Master Supply and Advertising Agreement, dated as of July 5, 2005, by and between Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.)
12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges for the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 and each of the four years ended December 31, 2004***
21.1	List of Subsidiaries**
23.1	Consents of Independent Registered Public Accounting Firm.†
31.1	Certification of the Chief Executive Officer Pursuant to Rule 15d-14(a)†
31.2	Certification of the Chief Financial Officer Pursuant to Rule 15d-14(a)†
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350†
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350†

*
Denotes management contract or compensatory plan, contract or arrangement.

**
Incorporated by reference to the exhibit of the same number to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2006

***
Incorporated by reference to the exhibit of the same number to our Annual Report on Form 10-K as originally filed on April 5, 2006.

†
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Park Ridge, and state of New Jersey, on the 14th day of July, 2006.

THE HERTZ CORPORATION (Registrant)
By:	/s/ PAUL J. SIRACUSA Name: Paul J. Siracusa Title: Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
SCHEDULE I— CONDENSED FINANCIAL INFORMATION OF REGISTRANT
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
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES