Form 10-Q
period 2006-06-30
HERTZ CORP
filed 2006-08-14
CIK 47129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7541

THE HERTZ CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	13-1938568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

225 Brae Boulevard

Park Ridge, New Jersey 07656-0713

(201) 307-2000

(Address, including Zip Code, and telephone number,

including area code, of Registrant’s principal executive offices)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of August 14, 2006:  Common Stock, $0.01 par value - 100 shares.

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

ITEM l.                   Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of June 30, 2006 (Successor Company), and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 (Successor Company) and June 30, 2005 (Predecessor Company) and the consolidated statements of  cash flows for the six-month periods ended June 30, 2006 (Successor Company) and June 30, 2005 (Predecessor Company). These interim financial statements are the responsibility of the Successor and Predecessor Companies’ management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, (United States) the consolidated balance sheet of the Successor Company as of December 31, 2005, and the related consolidated statements of operations, of stockholder’s equity, and of cash flows for the period from December 21, 2005 to December 31, 2005 and the consolidated statements of operations, of stockholder’s equity, and of cash flows of the Predecessor Company for the period from January 1, 2005 to December 20, 2005, management’s assessment of the effectiveness of the Successor Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Successor Company’s internal control over financial reporting as of December 31, 2005; and in our report dated April 4, 2006, except for Financial Statement Schedule I, as to which the date is April 28, 2006, with respect to the Successor Company, and in our report dated April 4, 2006, except for Financial Statement Schedule I, as to which the date is April 28, 2006, and Note 1A, as to which the date is July 14, 2006, with respect to the Predecessor Company, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 (Successor Company), is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 14, 2006

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
Unaudited

ASSETS
	June 30, 2006	December 31, 2005
Cash and equivalents	$498,549	$843,908
Restricted cash	220,604	289,201
Receivables, less allowance for doubtful accounts of $1,258 and $460	1,321,637	1,823,188
Inventories, at lower of cost or market	126,924	105,532
Prepaid expenses and other assets	483,106	396,415
Revenue earning equipment, at cost:
Cars	9,576,610	7,439,579
Less accumulated depreciation	(613,586)	(40,114)
Other equipment	2,614,677	2,083,299
Less accumulated depreciation	(147,871)	(7,799)
Total revenue earning equipment	11,429,830	9,474,965
Property and equipment, at cost:
Land, buildings and leasehold improvements	958,718	921,421
Service equipment	548,224	474,110
	1,506,942	1,395,531
Less accumulated depreciation	(105,078)	(5,507)
Total property and equipment	1,401,864	1,390,024
Other intangible assets, net	3,204,424	3,235,265
Goodwill	1,052,603	1,022,381
Total assets	$19,739,541	$18,580,879

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$1,130,997	$621,876
Accrued liabilities	951,062	879,928
Accrued taxes	113,979	115,462
Debt	12,945,235	12,515,005
Public liability and property damage	345,027	320,955
Deferred taxes on income	1,890,916	1,852,542
Total liabilities	17,377,216	16,305,768
Minority interest	13,776	8,929
Stockholder’s equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	2,297,009	2,295,000
Accumulated deficit	(52,601)	(21,346)
Accumulated other comprehensive income (loss)	104,141	(7,472)
Total stockholder’s equity	2,348,549	2,266,182
Total liabilities and stockholder’s equity	$19,739,541	$18,580,879

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Successor	Predecessor
	Quarter Ended June 30,
	2006	2005
Revenues:
Car rental	$1,592,690	$1,491,159
Equipment rental	420,294	344,680
Other	27,649	26,490
Total revenues	2,040,633	1,862,329
Expenses:
Direct operating	1,137,220	1,051,254
Depreciation of revenue earning equipment	436,220	382,843
Selling, general and administrative	197,261	160,846
Interest, net of interest income of $8,783 and $9,208	212,383	112,832
Total expenses	1,983,084	1,707,775
Income before income taxes and minority interest	57,549	154,554
Provision for taxes on income	(35,530)	(52,635)
Minority interest	(4,038)	(2,719)
Net income	$17,981	$99,200

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Successor	Predecessor
	Six Months Ended June 30,
	2006	2005
Revenues:
Car rental	$2,992,312	$2,824,539
Equipment rental	783,342	630,094
Other	51,573	48,269
Total revenues	3,827,227	3,502,902
Expenses:
Direct operating	2,207,370	2,025,483
Depreciation of revenue earning equipment	843,474	756,437
Selling, general and administrative	359,438	318,905
Interest, net of interest income of $16,440 and $16,863	422,696	212,044
Total expenses	3,832,978	3,312,869
Income (loss) before income taxes and minority interest	(5,751)	190,033
Provision for taxes on income	(18,207)	(64,937)
Minority interest	(7,297)	(5,021)
Net income (loss)	$(31,255)	$120,075

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands of Dollars)
Unaudited

	Successor	Predecessor
	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(31,255)	$120,075
Non-cash expenses:
Depreciation of revenue earning equipment	843,474	756,437
Depreciation of property and equipment	99,525	93,089
Stock-based employee compensation expense	2,009	3,155
Amortization of intangible assets	30,847	392
Amortization of deferred financing costs	35,695	2,947
Amortization of debt discount	16,956	1,106
Provision for public liability and property damage	86,392	68,484
Loss on revaluation of foreign denominated debt	21,530	—
Provision for losses on doubtful accounts	9,175	7,627
Minority interest	7,297	3,057
Deferred income taxes	18,415	57,700
Changes in assets and liabilities, net of effects of acquisition:
Receivables	552,699	46,698
Due from affiliates	—	67,972
Inventories, prepaid expenses and other assets	(54,024)	(50,041)
Accounts payable	486,501	578,886
Accrued liabilities	78,139	(31,205)
Accrued taxes	(4,276)	25,756
Payments of public liability and property damage claims and expenses	(95,016)	(86,590)
Net cash provided by operating activities	2,104,083	1,665,545
Cash flows from investing activities:
Net change in restricted cash	70,756	(4,482)
Proceeds from sales of short-term investments, net	—	260,595
Revenue earning equipment expenditures	(7,540,300)	(7,640,642)
Proceeds from disposal of revenue earning equipment	4,899,511	4,611,722
Property and equipment expenditures	(130,629)	(186,803)
Proceeds from disposal of property and equipment	28,527	30,287
Proceeds from sales of available-for-sale securities	5	85
Net cash used in investing activities	(2,672,130)	(2,929,238)
Cash flows from financing activities:
Issuance of an intercompany note	—	1,185,000
Proceeds from issuance of long-term debt	88,842	9,286
Repayment of long-term debt	(102,506)	(505,676)
Short-term borrowings:
Proceeds	491,937	1,866,998
Repayments	(409,770)	(427,877)
Ninety day term or less, net	133,234	387,683
Payment of financing costs	(39,041)	—
Dividends paid	—	(1,185,000)
Net cash provided by financing activities	162,696	1,330,414
Effect of foreign exchange rate changes on cash and equivalents	59,992	(48,122)
Net increase (decrease) in cash and equivalents during the period	(345,359)	18,599
Cash and equivalents at beginning of period	843,908	677,965
Cash and equivalents at end of period	$498,549	$696,564
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$255,162	$208,419
Income taxes	11,952	7,464

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Basis of Presentation

The Hertz Corporation, together with its subsidiaries, is referred to herein as “we,” “our” and “us.” The Hertz Corporation is referred to herein as “Hertz.”  Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), is referred to herein as “Hertz Holdings.” 100% of Hertz’s outstanding capital stock is owned by Hertz Investors, Inc. (previously known as CCMG Corporation), and 100% of Hertz Investors, Inc.’s capital stock is owned by Hertz Holdings.

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

On December 21, 2005, or the “Closing Date,” investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity, or collectively the “Sponsors,” through CCMG Acquisition Corporation, an indirect wholly owned subsidiary of Hertz Holdings, acquired all of our common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash and debt refinanced or assumed of $10,116 million and transaction fees and expenses of $439 million.

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

•       net proceeds from a private placement by CCMG Acquisition Corporation of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the “Senior Dollar Notes,” $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the “Senior Subordinated Notes,” and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the “Senior Euro Notes.” In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the “Senior Notes;”

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

•       aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly owned by us of asset-backed securities backed by our U.S. car rental fleet, or the “U.S. Fleet

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Debt,” all of which we issued under our existing asset-backed notes program, or the “ABS Program;” under which an additional aggregate principal amount of $600 million of previously issued asset-backed medium term notes, or the “Pre-Acquisition ABS Notes,” having maturities from 2007 to 2009 remain outstanding following the closing of the Transactions, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the Closing Date;

•       aggregate borrowings of the foreign currency equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case as of December 31, 2005), subject to borrowing bases comprised of rental vehicles and related assets of certain of our foreign subsidiaries (all of which are organized outside the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities are referred to collectively as the “International Fleet Debt;” and

•       our cash on hand.

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

The summary of significant accounting policies followed in preparing the accompanying condensed consolidated financial statements is set forth in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the United States Securities and Exchange Commission, or the “SEC,” as filed on April 5, 2006, as amended on April 28, 2006 and on July 14, 2006, or the “10-K.”

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

Note 2—Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or the “FASB,” revised its Statement of Financial Accounting Standards, or “SFAS,” No. 123, with SFAS No. 123R, “Accounting for Stock-Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first annual reporting period beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB No. 107,” regarding the SEC Staff’s interpretation of the revised statement. SAB No. 107 provides the Staff’s views regarding interactions between the revised statement and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123. Adoption of the revised statement did not have, nor is it expected to have, a significant effect on our financial position, results of operations or cash flows. Effective with the Acquisition, all unvested options granted to our employees under Ford’s 1998 Long-Term Incentive Plan became vested and exercisable. See Note 12—Related Party Transactions. In May and June 2006, Hertz Holdings completed offerings of equity securities to our senior management. See Note 9—Hertz Holdings Stock Incentive Plan.

In June 2006, the FASB issued FASB Interpretation No. 48, or “FIN 48,” “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN 48 to determine its impact, if any, on our financial position or results of operations.

In June 2006, the Emerging Issues Task Force, or  “EITF,” issued EITF No. 06-3, or “EITF 06-3,”  “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation),” which relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. EITF 06-3 states that the presentation of the taxes, either on a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies,” if those amounts are significant. EITF 06-3 should be applied to financial reports

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any impact on our financial position or results of operations.

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

Note 4—Goodwill and Other Intangible Assets

We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. We conducted the required annual goodwill and indefinite-lived intangible asset impairment tests in the second quarter of 2006, and determined that there was no impairment.

The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition date. Consequently, the excess of the cost of the Acquisition over the net of amounts assigned to the fair value of assets acquired and the liabilities assumed is recorded to goodwill.

The Acquisition has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” with intangible assets recorded in conformity with SFAS No. 142, requiring an allocation of the purchase price to the tangible and intangible net assets acquired based on their relative fair values as of the date of acquisition. The allocation of purchase price is based on management’s judgment after evaluating several factors, including actuarial estimates for pension liabilities, fair values of our indebtedness and other liabilities, and valuation assessments of our tangible and intangible assets prepared by a valuation specialist. The purchase price allocation is in the process of being finalized subject to the completion of a tax study.

The following summarizes the changes in our goodwill, by segment (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2005	$393,395	$628,986	$1,022,381
Changes as result of purchase accounting adjustments	7,862	12,572	20,434
Other changes(1)	3,767	6,021	9,788
Balance as of June 30, 2006	$405,024	$647,579	$1,052,603

(1)                                 Consists of changes primarily resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Other intangible assets, net consisted of the following major classes (in thousands of dollars):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer-related	$611,831	$(32,445)	$579,386	$612,000	$(1,844)	$610,156
Other	1,384	(346)	1,038	1,209	(100)	1,109
Total	613,215	(32,791)	580,424	613,209	(1,944)	611,265
Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000	2,624,000	—	2,624,000
Total other intangible assets, net	$3,237,215	$(32,791)	$3,204,424	$3,237,209	$(1,944)	$3,235,265

Amortization expense of other intangible assets for the quarters ended June 30, 2006 and June 30, 2005 was approximately $15.3 million and $0.2 million, respectively, and for the six months ended June 30, 2006 and June 30, 2005 was approximately $30.8 million and $0.4 million, respectively. Future amortization expense of other intangible assets is expected to be approximately $61.2 million per year for each of the next five years.

Note 5—Taxes on Income

The provision for taxes on income is based upon the estimated effective tax rate applicable for the full year. We currently estimate our full year effective tax rate to be approximately 36% for 2006. For the quarter ended June 30, 2006, we established valuation allowances of $11.1 million relating to the realization of deferred tax assets in certain European countries. The effective tax rate prior to the additional valuation allowances for the quarter and six months ended June 30, 2006 of 42.4% and (123.4)%, respectively, differs from the U.S. federal statutory rate of 35% primarily due to the mix of pretax operating results among countries with different tax rates, including countries where no tax benefit for losses can be recognized.

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Successor	Predecessor
	Quarter Ended
	June 30,
	2006	2005
Depreciation of revenue earning equipment	$439,211	$401,718
Adjustment of depreciation upon disposal of the equipment	(9,334)	(23,430)
Rents paid for vehicles leased	6,343	4,555
Total	$436,220	$382,843

	Successor	Predecessor
	Six Months Ended
	June 30,
	2006	2005
Depreciation of revenue earning equipment	$857,851	$788,773
Adjustment of depreciation upon disposal of the equipment	(26,345)	(41,240)
Rents paid for vehicles leased	11,968	8,904
Total	$843,474	$756,437

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The adjustment of depreciation upon disposal of revenue earning equipment for the quarters ended June 30, 2006 and 2005 included net gains of $3.2 million and $12.4 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $6.1 million and $11.0 million, respectively, on the disposal of equipment in our equipment rental operations. Depreciation rates being used to compute the provision for depreciation of revenue earning equipment were decreased effective January 1, 2006 in our domestic car rental operations and our U.S. and Canadian equipment rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. The change resulted in no net reduction in our domestic car rental depreciation expense and a net reduction of $5.4 million in our U.S. and Canadian equipment rental depreciation expense for the quarter ended June 30, 2006.

The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2006 and 2005 included net gains of $14.3 million and $19.1 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $12.0 million and $22.1 million, respectively, on the disposal of equipment in our equipment rental operations. Depreciation rates being used to compute the provision for depreciation of revenue earning equipment were decreased effective January 1, 2006 in our domestic car rental operations and our U.S. and Canadian equipment rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold, resulting in net reductions in depreciation expense for the six months ended June 30, 2006 of $3.6 million and $10.5 million, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 7—Debt

Our debt consists of the following (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Senior Term Facility, average interest rate: 2006, 7.4%; 2005, 8.5% (effective average interest rate: 2006, 7.5%; 2005, 8.7%); net of unamortized discount: 2006, $41,592; 2005, $44,806	$1,741,816	$1,662,194
Senior ABL Facility, average interest rate: 2006, 7.0%; 2005, 6.5% (effective average interest rate: 2006, 7.2%; 2005, 6.9%); net of unamortized discount: 2006, $25,495; 2005, $27,832	628,566	471,202
Senior Notes, average interest rate: 2006, 8.7%; 2005, 8.7% (effective average interest rate: 2006, 8.7%; 2005, 8.7%);	2,087,613	2,066,083
Senior Subordinated Notes, average interest rate: 2006, 10.5%; 2005, 10.5% (effective average interest rate: 2006, 10.5%; 2005, 10.5%);	600,000	600,000
U.S. Fleet Debt and Pre-Acquisition ABS Notes, average interest rate: 2006, 4.5%; 2005, 4.4% (effective average interest rate: 2006, 4.5%; 2005, 4.4%); net of unamortized discount: 2006, $15,227; 2005, $19,822	5,081,773	4,920,178
International Fleet Debt in foreign currencies, average interest rate: 2006, 4.4%; 2005, 4.4% (effective average interest rate: 2006, 4.5%; 2005, 4.5%); net of unamortized discount: 2006, $9,673; 2005, $16,063	1,858,045	1,736,143
Promissory notes, average interest rate: 2006, 6.9%; 2005, 6.9% (effective average interest rate: 2006, 7.0%; 2005, 7.0%); net of unamortized discount: 2006, $5,363; 2005, $4,875; due 2006 to 2028.	713,002	798,422
Notes payable, including commercial paper, average interest rate: 2006, 4.0%; 2005, 4.3%	6,659	100,362
Foreign subsidiaries’ debt in foreign currencies:
Short-term borrowings:
Banks, average interest rate: 2006, 4.2%; 2005, 4.7%	213,732	70,286
Commercial paper, average interest rate: 2005, 2.8%	—	47,284
Other borrowings, average interest rate: 2006, 6.5%; 2005, 3.6%	14,029	42,851
Total	$12,945,235	$12,515,005

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The aggregate amounts of payments to be made upon the maturity of debt for each of the twelve-month periods ending June 30, (in millions of dollars), are as follows: 2007, $3,286.8 (including $2,932.5 of other short-term borrowings); 2008, $339.5; 2009, $1,171.4; 2010, $1,240.7; 2011, $2,308.4; after 2011, $4,695.8.

As of June 30, 2006, we had issued standby letters of credit totaling $458.7 million. Of this amount, $230.0 million has been issued for the benefit of the ABS Program and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of June 30, 2006, the full amount of these letters of credit was undrawn.

Predecessor

As of June 30, 2006, we had approximately $713.0 million (net of a $5.4 million discount) outstanding in pre-acquisition promissory notes issued under three separate indentures at an average interest rate of 6.9%. These pre-acquisition promissory notes have maturities ranging from 2006 to 2028.

As of June 30, 2006, we had approximately €7.6 million (or $9.5 million) outstanding in pre-acquisition Euro denominated medium term notes, in connection with which we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006 and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro denominated medium term notes. Funds sufficient to repay all obligations associated with the remaining €7.6 million of Euro denominated medium term notes at maturity have been placed in escrow for satisfaction of these obligations.

We also had outstanding as of June 30, 2006 approximately $584.9 million in borrowings, net of a $15.1 million discount, consisting of Pre-Acquisition ABS Notes with an average interest rate of 3.3%. These Pre-Acquisition ABS Notes have maturities ranging from 2007 to 2009. See “U.S. Fleet Debt” for a discussion of the collateralization of the Pre-Acquisition ABS Notes.

Successor

Senior Credit Facilities

In connection with the Acquisition, Hertz entered into a credit agreement with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consists of a $2,000.0 million secured term loan facility providing for loans denominated in U.S. Dollars, including a delayed draw facility of $293.0 million that may be drawn until August 2007 to refinance certain existing debt. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility. On May 15, 2006, we borrowed approximately $84.9 million under the delayed draw facility and used the proceeds thereof to repay our 6.5% Senior Notes due 2006. As of June 30, 2006, we had $1,741.8 million in borrowings outstanding under this facility, which is net of a discount of $41.6 million. The term loan facility and the synthetic letter of credit facility will mature on December 21, 2012.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz also entered into a credit agreement with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Deutsche Bank AG, Canada Branch as Canadian Agent and Canadian collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million under a revolving loan facility providing for loans denominated in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited and its subsidiary Western Shut-Down (1995) Ltd. are the Canadian borrowers under the Senior ABL Facility. At June 30, 2006, net of a discount of $25.5 million, Hertz and Matthews Equipment Limited had $368.1 million and the Canadian dollar equivalent of $260.5 million, respectively, in borrowings outstanding under this facility. The Senior ABL Facility will mature on December 21, 2010.

Hertz’s obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz’s obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing.)  Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

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

On June 30, 2006, we entered into amendments to each of our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in these credit facilities to enter into certain sale and leaseback transactions, to pay dividends and, in the case of the amendment to the Senior Term Facility, to make investments. The amendment to the Senior Term Facility also permits us to use proceeds of the unused portion of the $293.0 million delayed draw facility to repay borrowings outstanding under the Senior ABL Facility. On July 10, 2006,

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

the remaining $208.1 million of the delayed draw facility was drawn down to pay down the equivalent amount of borrowings under the Senior ABL Facility.

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

As of June 30, 2006, $2,087.6 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. For the six months ended June 30, 2006, we incurred foreign currency transaction losses on our Senior Euro Notes of $21.5 million, which are recorded in the consolidated statement of operations in “Selling, general and administrative” expense. The Senior Notes will mature on January 1, 2014, and the Senior Subordinated Notes will mature on January 1, 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Hertz’s obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

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

Fleet Financing

U.S. Fleet Debt.   In connection with the Acquisition, Hertz Vehicle Financing LLC, or “HVF,” a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, or the “ABS Indenture,” dated as of the Closing Date, with BNY Midwest Trust Company as trustee, and a number of related supplements to the ABS Indenture, each dated as of the Closing Date, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the “ABS Supplement.” On the Closing Date, HVF, as issuer, issued approximately $4,300.0 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement. HVF also issued approximately $1,500.0 million of variable funding notes in two series, none of which were funded at closing. As of June 30, 2006, $4,299.9 million (net of a $0.1 million discount) and $197.0 million in borrowings were outstanding in the form of these medium term notes and variable funding notes, respectively.

Each class of notes matures three, four or five years from the Closing Date. The variable funding notes will be funded through the bank multi-seller commercial paper market. The assets of HVF, including the U.S. car rental fleet owned by HVF and certain related assets, collateralize the U.S. Fleet Debt and

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Pre-Acquisition ABS Notes. Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, we pay monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. As of June 30, 2006 and December 31, 2005, the fair value of the HVF Swaps were $119.2 million and $37.0 million, respectively, which are reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets.” For the six months ended June 30, 2006, we recorded a benefit of $1.0 million in the consolidated statement of operations associated with previously recognized ineffectiveness in order to adjust the balance in “Accumulated other comprehensive income” in the condensed consolidated balance sheet.

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

International Fleet Debt.   In connection with the Acquisition, Hertz International, Ltd., or “HIL,” a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL’s subsidiaries or as non-affiliated “orphan” companies), or “SPEs,” entered into revolving bridge loan facilities providing commitments to lend, in various currencies up to an aggregate amount equivalent to approximately $3,093.1 million (calculated as of June 30, 2006), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL’s subsidiaries (all of which are organized outside the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL’s subsidiaries organized outside North America or one or more SPEs, as the case may be. As of June 30, 2006, the foreign currency equivalent of $1,858.0 million in borrowings was outstanding under these facilities, net of a $9.7 million discount. These facilities are referred to collectively as the “International Fleet Debt Facilities.”

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

The International Fleet Debt Facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt Facilities) that, among other things, limit or restrict the ability of HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the International Fleet Debt Facilities as of the closing of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt Facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL’s ability to pay dividends to Hertz as of June 30, 2006, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions give HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions mature on March 15, 2007. As of June 30, 2006, the fair value of the swaptions was $3.8 million, which is reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets.” During the second quarter of 2006, the fair value adjustment related to these swaps was a loss of $0.4 million, which is recorded in the consolidated statement of operations in “Selling, general and administrative” expense.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Credit Facilities

As of June 30, 2006, the following credit facilities were available for our use:

•       The Senior Term Facility had $208.1 million available to refinance certain existing debt under the delayed draw facility and $8.3 million available under the letter of credit facility. On July 10, 2006, $208.1 million was drawn down to pay down the equivalent amount of borrowings under the Senior ABL Facility.

•       The Senior ABL Facility had the equivalent of approximately $945.9 million of remaining capacity, all of which was available under the borrowing base limitation. Additionally, $184.1 million was available under the letter of credit facility.

•       The International Fleet Debt Facilities had the foreign currency equivalent of approximately $1,217.0 million unused and $293.0 million available under the borrowing base limitation.

•       The U.S. Fleet Debt had approximately $1,303.0 million of remaining capacity and $169.8 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

As of June 30, 2006, substantially all of our assets are pledged under one or more of the facilities noted above. We are currently in compliance with all of the covenants contained in the various facilities noted above that are currently applicable to us.

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement health care and life insurance expense (in millions of dollars):

	Quarter Ended June 30,
	Pension Benefits				Health Care & Life Insurance (U.S.)
	U.S.	Non-U.S.	U.S	Non-U.S
	Successor		Predecessor		Successor	Predecessor
	2006		2005		2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$6.8	$2.3	$6.0	$1.8	$0.1	$0.1
Interest cost	5.2	1.9	4.8	1.7	0.3	0.3
Expected return on plan assets	(5.9)	(2.0)	(5.1)	(1.4)	—	—
Amortization:
Amendments	—	—	0.1	—	—	—
Losses and other	—	0.2	1.3	0.5	—	—
Settlement loss	—	—	1.1	—	—	—
Net pension/postretirement expense	$6.1	$2.4	$8.2	$2.6	$0.4	$0.4

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Six Months Ended June 30,
	Pension Benefits				Health Care & Life Insurance (U.S.)
	U.S.	Non-U.S.	U.S	Non-U.S
	Successor		Predecessor		Successor	Predecessor
	2006		2005		2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$14.0	$4.5	$12.2	$3.5	$0.2	$0.2
Interest cost	10.8	3.9	9.8	3.3	0.5	0.5
Expected return on plan assets	(12.1)	(3.7)	(10.7)	(2.7)	—	—
Amortization:
Amendments	—	—	0.2	—	—	—
Losses and other	—	0.2	1.9	1.0	—	0.1
Settlement loss	—	—	1.1	—	—	—
Net pension/postretirement expense	$12.7	$4.9	$14.5	$5.1	$0.7	$0.8

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. For the six months ended June 30, 2006, we contributed $19.3 million to our worldwide pension plans, including a discretionary contribution of $15.6 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

We also participate in various “multiemployer” pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdrew from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that in expense on our statement of operations and as a liability on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. We currently do not expect to incur any material withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

Note 9—Hertz Holdings Stock Incentive Plan

On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the “Stock Incentive Plan.” The Stock Incentive Plan provides for the sale of Hertz Holdings common stock to our named executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings common stock to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by the stockholders of Hertz Holdings on March 8, 2006.

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

Unless sooner terminated by the Board of Directors, the Stock Incentive Plan will remain in effect until February 15, 2016.

During the second quarter of 2006, Hertz Holdings made an equity offering to approximately 350 of our executives and key employees (not including Craig R. Koch, our Chairman of the Board and former Chief Executive Officer). The shares sold and options granted to our employees in connection with this equity offering are subject to and governed by the terms of the Stock Incentive Plan. The offering closed on May 5, 2006. In connection with this offering, Hertz Holdings sold 1,757,354 shares at a purchase price of $10.00 per share and granted options to purchase an additional 2,786,354 shares at an exercise price of $10.00 per share. In addition, on May 18, 2006, Hertz Holdings granted our key executives and employees (except for Mr. Koch) options to acquire an additional 9,515,000 shares of Hertz Holdings common stock at $10.00 per share, 800,000 shares at $15.00 per share and 800,000 shares at $20.00 per share. These options are subject to and governed by the terms of the Stock Incentive Plan. The $10.00 per share purchase price and exercise price was based on the Board’s determination of the fair market value of the common stock as of the grant date, as supported by an independent third party valuation.

On June 12, 2006, Mr. Koch purchased 50,000 shares of Hertz Holdings at a purchase price of $10.00 per share and received options to purchase an additional 100,000 shares at a purchase price of $10.00 per share.

The five-year vesting period is the requisite service period over which compensation cost will be recognized for all grants except the one to Mr. Koch. For all grants except the one for Mr. Koch, we will recognize compensation cost on a straight-line basis over the five-year vesting period. For Mr. Koch, all of the compensation cost will be recognized over his expected service period in 2006. The options will be accounted for as equity-classified awards.

The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Because the stock of Hertz Holdings is not publicly traded, we have used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of the common stock price as an assumption in the valuation model. We measure the compensation cost related to employee stock options based on the calculated value instead of fair value of the options because we cannot reasonably estimate the volatility of the common stock. We selected the Dow Jones Specialized

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Consumer Services sub-sector within the consumer services industry, and we used the U.S. large capitalization component, which includes the top 70% of the index universe (by market value).

The calculation of the historical volatility of the index was made using the daily historical closing values of the index for the preceding 6.5 years, because that is the expected term of the options using the simplified approach allowed under SAB No. 107.

The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity of 6.5 years, which is the expected term of the options. The assumed dividend yield is zero. We assume that each year 1% of the options that are outstanding but not vested will be forfeited because of employee attrition.

Assumption	May/June 2006 Grant
Expected volatility	50.2%
Expected dividends	0.0%
Expected term (years)	6.5
Risk-free rate	5.07%
Forfeiture rate (per year)	1.0%

A summary of option activity under the Stock Incentive Plan as of June 30, 2006 is presented below. All of the outstanding options are non-vested and not exercisable.

	Non-vested Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Calculated Value
Non-vested as of January 1, 2006	—	$—	$—
Granted	14,001,354	10.86	5.37
Vested	—	—	—
Forfeited or Expired	—	—	—
Non-vested as of June 30, 2006	14,001,354	$10.86	$5.37

During the second quarter of 2006, we recognized compensation cost of approximately $2.0 million ($1.2 million net of tax) and, as of June 30, 2006, there was approximately $70.9 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Stock Incentive Plan. These remaining costs are expected to be recognized over the remainder of the five-year requisite service period that began on the grant date.

On June 30, 2006, Hertz Holdings paid special cash dividends of $4.32 per share, or approximately $999.2 million in the aggregate, to its common stockholders. See Note 12—Related Party Transactions. On June 29, 2006, the Board of Hertz Holdings modified the option exercise prices downward by an amount equal to the special cash dividend, thereby preserving the intrinsic value of the options, consistent with applicable tax law. An independent valuation was performed immediately before and after the modification. We have an unrecognized cost of approximately $14.1 million related to the cost of modifying the exercise prices of the stock options for the special cash dividend. This cost is expected to be recognized over the remainder of the five year requisite service period that began on the grant date.

See also Note 14—Subsequent Events.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 10—Segment Information

We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two segments:  rental of cars and light trucks, or “car rental,” and rental of industrial, construction and material handling equipment, or “equipment rental.” The contributions of these segments, as well as “corporate and other,” to revenues and income (loss) before income taxes and minority interest for the quarter and six months ended June 30, 2006 and 2005 are summarized below (in thousands of dollars). Corporate and other includes general corporate expenses, certain interest expense (including unallocated Acquisition related interest after the Closing Date), as well as other business activities such as third-party claim management services.

	Quarter Ended June 30,
	Revenues		Income Before Income Taxes and Minority Interest
	Successor	Predecessor	Successor		Predecessor
	2006	2005	2006		2005
Car rental	$1,618,254	$1,515,937	$89,524		$108,702	(4)
Equipment rental	420,418	344,786	71,402	(2)	56,493	(5)
Corporate and other	1,961	1,606	(103,377	)(3)	(10,641)
Total	$2,040,633	$1,862,329	$57,549		$154,554

	Six Months Ended June 30,
	Revenues		Income (Loss) Before Income Taxes and Minority Interest
	Successor	Predecessor	Successor		Predecessor
	2006	2005	2006		2005
Car rental	$3,039,812	$2,869,013	$78,417	(1)	$133,351	(4)
Equipment rental	783,565	630,198	105,856	(2)	71,872	(5)
Corporate and other	3,850	3,691	(190,024	)(3)	(15,190)
Total	$3,827,227	$3,502,902	$(5,751)		$190,033

(1)                Includes a $3.6 million decrease in depreciation expense related to a change in revenue earning vehicle depreciation rates in our domestic car rental operations for the six months ended June 30, 2006.

(2)                Includes a $5.4 million and $10.5 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our U.S. and Canadian equipment rental operations for the quarter and six months ended June 30, 2006, respectively.

(3)                Includes $78.2 million and $154.7 million of net interest expense on corporate debt for the quarter and six months ended June 30, 2006, respectively.

(4)                Includes a $10.1 million decrease in depreciation expense related to a change in revenue earning vehicle depreciation rates in our domestic car rental operations.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

(5)                Includes a $4.8 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our U.S. and Canadian equipment rental operations.

The increase in total assets from December 31, 2005 to June 30, 2006 in our condensed consolidated balance sheet was primarily due to an increase in revenue earning vehicles in our car rental segment.

Note 11—Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of June 30, 2006 and December 31, 2005 includes (in thousands of dollars) an accumulated translation gain of $59,460 and an accumulated translation loss of $3,394, respectively, and an unrealized gain on cash flow hedges of $44,730 and unrealized loss on cash flow hedges of $4,078, respectively. Comprehensive income (loss) for the quarters and six months ended June 30, 2006 and 2005 was as follows (in thousands of dollars):

	Successor	Predecessor
	Quarter Ended June 30,
	2006	2005
Net income	$17,981	$99,200
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	48,771	(60,847)
Unrealized gain (loss) on available-for-sale securities	(23)	17
Change in fair value of cash flow hedges	13,506	—
Total other comprehensive income (loss)	62,254	(60,830)
Comprehensive income	$80,235	$38,370

	Successor	Predecessor
	Six Months Ended June 30,
	2006	2005
Net income (loss)	$(31,255)	$120,075
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	62,854	(106,198)
Unrealized gain (loss) on available-for-sale securities	(49)	14
Change in fair value of cash flow hedges	48,808	—
Total other comprehensive income (loss)	111,613	(106,184)
Comprehensive income	$80,358	$13,891

Note 12—Related Party Transactions

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

During the six months ended June 30, 2006, we purchased cars from Ford and its subsidiaries at a cost of approximately $2,865.8 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $1,730.6 million.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Relationship with Hertz Holdings, Hertz Investors, Inc. and the Sponsors

Hertz Holdings Loan Facility and Dividend

On June 30, 2006, Hertz Holdings entered into a loan facility with Deutsche Bank, AG, New York Branch, Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. or affiliates thereof, providing for a loan of $1.0 billion, or the ‘‘Hertz Holdings Loan Facility,’’ for the purpose of paying special cash dividends to the holders of its common stock and paying fees and expenses related to the facility. The Hertz Holdings Loan Facility will mature on June 30, 2007. However, unless a bankruptcy default has occurred and is continuing, at our option, the Hertz Holdings Loan Facility will be converted into, at our option, an equal aggregate principal amount of any of, or any combination of, senior unsecured notes bearing interest at fixed or floating rates and maturing on either, at our option, June 30, 2014 or June 30, 2016. Up to $500 million aggregate principal amount of such notes may bear interest that is payable in-kind. Under the terms of the Hertz Holdings Loan Facility, Hertz Holdings will be required to pay interest in cash, but only to the extent of funds actually available for distribution by Hertz in accordance with applicable law and the instruments governing certain of Hertz’s existing indebtedness. The amount of interest that would otherwise be payable in cash but for restrictions imposed by applicable law or the instruments governing such existing indebtedness will not be due on the applicable interest payment date, but will accrue until such time as sufficient funds are available to pay such deferred interest in cash without violating these restrictions. As of June 30, 2006, the interest rate on the Hertz Holdings Loan Facility was 10.5%. This loan was converted to a LIBOR based loan with a rate of 8.59% on July 7, 2006. The borrowing margins applicable to loans under the Hertz Holdings Loan Facility will increase by 1.5% per annum following the six-month anniversary of the closing date of the Hertz Holdings Loan Facility, and by 1.0% per annum during any period in which any deferred interest is outstanding. Hertz Holdings primarily used the proceeds of the Hertz Holdings Loan Facility, together with cash on hand, to pay on June 30, 2006 special cash dividends of $4.32 per share, or approximately $999.2 million in the aggregate, to its common stockholders. It is anticipated that the Hertz Holdings Loan Facility will be repaid in whole or in part with the proceeds of a public offering by Hertz Holdings of its common stock.

Hertz Holdings Stock Incentive Plan

On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan. The Stock Incentive Plan provides for the sale of Hertz Holdings common stock to our named executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by the stockholders of Hertz Holdings on March 8, 2006. See Note 9—Hertz Holdings Stock Incentive Plan.

Consulting agreements

On the Closing Date, we entered into consulting agreements, or the “Consulting Agreements,” with Hertz Holdings and each of the Sponsors (or one of their affiliates), pursuant to which such Sponsor or

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

its affiliate will provide Hertz Holdings, us and our subsidiaries with financial advisory and management consulting services. Pursuant to the Consulting Agreements, we will pay to each of the three Sponsors or its affiliate an annual fee of $1 million for such services, plus expenses, unless the Sponsors unanimously agree to a higher amount, and we may pay to them a fee for certain types of transactions that Hertz Holdings or its subsidiaries complete. If an individual designated by Clayton, Dubilier & Rice, Inc., or “CD&R,” serves as both Chairman of our board of directors and Chief Executive Officer for any quarter, we will pay CD&R an additional fee of $500,000 for that quarter. Upon completion of the proposed public offering by Hertz Holdings of its common stock, it is anticipated that each of these agreements will be terminated for a fee.

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

Other

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

Note 13—Commitments and Contingencies

Off-Balance Sheet Commitments

As of June 30, 2006 and December 31, 2005, the following guarantees were issued and outstanding:

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

Sponsor

On the Closing Date, Hertz entered into indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors. See Note 12—Related Party Transactions.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of June 30, 2006 and December 31, 2005, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in “Accrued liabilities” were $4.0 million and $3.9 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

On May 18, 2006, plaintiffs’ motion for nationwide opt-in certification in Jennifer Myers, individually and on behalf of all others similarly situated, v. The Hertz Corporation was denied in its entirety. The plaintiff pool is now limited to the named plaintiff and four others who previously joined the suit. Plaintiffs are now seeking certification for an interlocutory appeal of the court’s denial of class certification.

On June 2, 2006, the District Court of Appeal of the State of Florida, Second District, affirmed the trial court’s granting of summary judgment to us and the trial court’s denial of the plaintiff’s amended motion for class certification in Stephen Moore, on behalf of himself and all others similarly situated, v. The Hertz Corporation.

On June 22, 2006, the Appellate Division of the Superior Court of New Jersey affirmed the trial court’s dismissal of plaintiff’s complaint in Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation. The plaintiff has since filed a petition for certification of an appeal to the New Jersey Supreme Court.

In August 2006, a consent order was agreed to with the County of San Diego Department of Environmental Health resolving certain alleged tank testing violations through a combination of the payment of a cash penalty and certain credits for our compliance actions with the combination valued at less than $100,000.

Among the PL/PD pending actions, the number of actions filed in Mississippi which seek damages for silicosis which the plaintiffs allegedly sustained from the use of equipment rented from HERC continues to decline. There are now only 12 actions pending, on behalf of 68 plaintiffs, and we expect that all of these actions will be dismissed before the end of 2006.

Note 14—Subsequent Events

CEO Employment Agreement

On July 10, 2006, Mark P. Frissora accepted an offer of employment to serve as Chief Executive Officer and director of Hertz and Hertz Holdings effective as of July 19, 2006. Under the terms of an employment agreement entered into with Hertz Holdings, Mr. Frissora has agreed to invest $6 million in common stock of Hertz Holdings at a price of $5.68 per share, or 1,056,338 shares. If at the time of his purchase the Compensation Committee determines that the fair market value of the common stock of Hertz Holdings is higher than $5.68 per share, the purchase price per share for the sale of shares contemplated will not be adjusted but we will make a payment to Mr. Frissora in respect of the related tax liability equal to 80% of the increase in fair market value times the number of shares.

Mr. Frissora will also be awarded non-qualified stock options under the Stock Incentive Plan. 200,000 of the options will be granted upon Mr. Frissora’s purchase of shares and will have an exercise price equal to the Compensation Committee’s most recent determination of the market value of the common stock of Hertz Holdings. To the extent that the options granted to Mr. Frissora have an exercise price

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

higher than $5.68 he will receive additional options in the amount of 50,000 multiplied by the difference in fair value. Mr. Frissora will also be granted 500,000 options (subject to adjustment in certain circumstances) that will have an exercise price equal to the Compensation Committee’s most recent determination of the market value of the common stock of Hertz Holdings, 400,000 options that will have an exercise price of $10.68 per share and 400,000 options that will have an exercise price of $15.68 per share. All of Mr. Frissora’s options will vest 20% per year on the first five anniversaries of the date of commencement of his employment and will have a ten-year term.

Proposed Initial Public Offering

On July 14, 2006, Hertz Holdings filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the proposed initial public offering, or “IPO,” of its common stock. The securities to be offered in the proposed IPO will include shares to be issued and sold by Hertz Holdings as well as shares to be sold by certain current stockholders of Hertz Holdings.

Hertz Holdings intends to use the net proceeds to it from the offering to repay borrowings outstanding under the $1.0 billion Hertz Holdings loan facility entered into on June 30, 2006, with the remainder of the proceeds, if any, to be used for general corporate purposes (which may include the repayment of borrowings outstanding under Hertz’s senior credit facilities).

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Certain statements contained or incorporated by reference in this Form 10-Q for the quarter ended June 30, 2006, or this “Report,” include ‘‘forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘estimate,’’ ‘‘seek,’’ ‘‘will,’’ ‘‘may’’ or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include: our operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease); future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; and refinancing of existing debt. In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

We caution you therefore that you should not rely unduly on these forward-looking statements. You should understand the risks and uncertainties discussed in “Item 1A—Risk Factors” and elsewhere in Hertz’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the United States Securities and Exchange Commission, or the “SEC,” on April 5, 2006, as amended on April 28, 2006 and on July 14, 2006, or our “10-K,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Unless the context otherwise requires, in this Report, (i) “we,” “us” and “our” mean The Hertz Corporation and its consolidated subsidiaries, (ii) “Hertz,” the “registrant,” or the “Company” means The Hertz Corporation, our primary operating company and a direct wholly owned subsidiary of Hertz Investors, Inc., (previously known as CCMG Corporation) which is wholly owned by Hertz Holdings (as defined below) (iii) “HERC” means Hertz Equipment Rental Corporation, our wholly owned equipment rental subsidiary, together with our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) “Hertz Holdings” means Hertz Global Holdings, Inc., our top-level holding company (previously known as CCMG Holdings, Inc.), (v) “cars” means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) “program cars” means cars subject to manufacturer repurchase and similar programs and (vii) “equipment” means industrial, construction and material handling equipment.

Hertz was incorporated in Delaware in 1967. We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Ford Motor Company, or “Ford,” acquired an ownership interest in us in 1987.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Prior to this, we were a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired our outstanding capital stock from RCA Corporation in 1985.

On December 21, 2005, or the “Closing Date,” investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity, or collectively the “Sponsors,” through CCMG Acquisition Corporation, an indirect, wholly owned subsidiary of Hertz Holdings, acquired all of our common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash and debt refinanced or assumed of $10,116 million and transaction fees and expenses of $439 million. We refer to the acquisition of all of our common stock through a wholly owned subsidiary of Hertz Holdings as the “Acquisition.”

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

•       net proceeds from a private placement by CCMG Acquisition Corporation of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the “Senior Dollar Notes,” $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the “Senior Subordinated Notes,” and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the “Senior Euro Notes.” In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the “Senior Notes;”

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

•       aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly owned by us of asset-backed securities backed by our U.S. car rental fleet, or the “U.S. Fleet Debt,” all of which we issued under our existing asset-backed notes program, or the “ABS Program;” under which an additional aggregate principal amount of  $600 million of previously issued asset-backed medium term notes, or the “Pre-Acquisition ABS Notes,” having maturities from 2007 to 2009 remain outstanding following the closing of the Transactions, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the Closing Date;

•       aggregate borrowings of the foreign currency equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case as of December 31, 2005), subject to borrowing bases comprised of rental vehicles, and related assets of certain of our foreign subsidiaries (all of which are organized outside the United States) or one or more special purpose

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities are referred to collectively as the “International Fleet Debt;” and

•       our cash on hand.

In connection with the Transactions, we also refinanced existing indebtedness of $8,346 million, which includes all related accrued interest and unamortized debt discounts.

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

•       Selling, general and administrative expenses (including advertising); and

•       Interest expense, net of interest income.

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We expect increases in car costs during the next twelve months. In the United States, increases of approximately 17% in monthly per-car depreciation costs for 2006 model year program cars began to adversely affect our results of operations in the fourth quarter of 2005, as those cars began to enter our fleet. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including minimum concession fees, rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand.

In the United States, industry revenues from airport rentals have only in 2005 returned to levels seen before the 2001 recession and the September 11, 2001 terrorist attacks. During the year ended December 31, 2005, we believe car rental pricing among the major U.S. car rental brands declined slightly, as measured by rental rates charged. During the latter part of the fourth quarter of 2005 and the first half of 2006, based on publicly available information, some U.S. car rental providers experienced transaction day growth and pricing increases compared to the comparable prior periods. We experienced higher car rental volumes and pricing in the U.S. for the year ended December 31, 2005 and the first half of 2006. It is not certain whether these increases will continue during the remainder of 2006. Also, we believe most European car rental companies’ pricing moved downward in 2005. During the six months ended June 30, 2006, we experienced moderate transaction day growth in our European operations and our car rental pricing was above the level of pricing during the six months ended June 30, 2005.

In the two years ended December 31, 2005, we increased the number of our off-airport rental locations in the United States by approximately 33% to approximately 1,400 locations. This growth was reflected in the revenues from our U.S. off-airport operations, representing $576.9 million, $697.4 million and $843.7 million of our total car rental revenues in the years ended December 31, 2003, 2004 and 2005, respectively. Our expanding U.S. off-airport operations represented $400.9 million and $365.6 million of our total car rental revenues in the six months ended June 30, 2006 and 2005, respectively. In 2006 and subsequent years, our strategy may include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location’s replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation.

From 2001 to 2003, the equipment rental industry experienced downward pricing, measured by the rental rates charged by rental companies. For the years ended December 31, 2004 and 2005 and the first half of 2006, we believe industry pricing, measured in the same way, improved in the United States and Canada but only started to improve towards the end of 2005 in France and Spain. HERC also experienced higher equipment rental volumes worldwide for the year ended December 31, 2005 and the first half of 2006. HERC slightly contracted its network of equipment rental locations during the 2001 to 2003 downturn in construction activities. HERC added five new locations in the United States in 2004 and six new locations in 2005. During the first half of 2006, HERC added four new U.S. locations and two new Canadian locations, and expects to add 12 additional new locations in the United States during the remainder of the year. In its U.S. expansion, we expect HERC will incur non-fleet start-up costs of approximately $600,000 per location and additional fleet acquisition costs over an initial twelve-month period of approximately $5.5 million per location.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following discussion and analysis provides information that management believes to be relevant to an understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our condensed consolidated financial statements included in this Report.

Quarter ended June 30, 2006 Compared with Quarter ended June 30, 2005

Summary

The following table sets forth the percentage of revenues represented by certain items in our consolidated statements of operations for the quarters ended June 30, 2006 and 2005:

	Percentage of Revenues
	Successor	Predecessor
	Quarter Ended June 30,
	2006	2005
Revenues:
Car rental	78.0%	80.1%
Equipment rental	20.6	18.5
Other	1.4	1.4
Total revenues	100.0	100.0
Expenses:
Direct operating	55.7	56.4
Depreciation of revenue earning equipment	21.4	20.6
Selling, general and administrative	9.7	8.6
Interest, net of interest income	10.4	6.1
Total expenses	97.2	91.7
Income before income taxes and minority interest	2.8	8.3
Provision for taxes on income	(1.7)	(2.8)
Minority interest	(0.2)	(0.2)
Net income	0.9%	5.3%

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table sets forth certain of our selected car rental and equipment rental operating data for the quarters ended, or as of June 30, 2006 and 2005:

	Selected Operating Data
	Successor	Predecessor
	Quarter Ended, or as of June 30,
	2006	2005
Selected Car Rental Operating Data:
Worldwide transaction days (in thousands) (a)	31,161	31,004
Domestic	21,884	22,113
International	9,277	8,891
Worldwide rental rate revenue per transaction day (b)	$43.10	$41.18
Domestic	$43.18	$40.83
International	$42.90	$42.04
Worldwide average number of company-operated cars during the period	443,800	448,100
Domestic	301,800	311,000
International	142,000	137,100
Worldwide revenue earning equipment, net (in millions of dollars)	$8,963.0	$9,271.5
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars) (c)	$362.7	$305.8
Same store revenue growth (d)	25.1%	18.8%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,991.7	$2,540.5
Revenue earning equipment, net (in millions of dollars)	$2,466.8	$1,893.8

(a)            Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)            Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. This statistic is important to management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

	Successor	Predecessor
	Quarter Ended June 30,
	2006	2005
	(Dollars in millions)
Car rental revenue per statement of operations	$1,592.7	$1,491.2
Non-rental rate revenue	(221.7)	(192.8)
Foreign currency adjustment	(28.0)	(21.8)
Rental rate revenue	$1,343.0	$1,276.6
Transaction days (in millions)	31.16	31.00
Rental rate revenue per transaction day (in whole dollars)	$43.10	$41.18

(c)            Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. This statistic is important to management as it represents the best measurement of rental revenue generated per dollar level of fleet invested on an annualized basis and is comparable with the reporting of other industry participants.

	Successor	Predecessor
	Quarter Ended June 30,
	2006	2005
	(Dollars in millions)
Equipment rental revenue per statement of operations	$420.3	$344.7
Equipment sales and other revenue	(53.2)	(38.9)
Foreign currency adjustment	(4.4)	—
Rental and rental related revenue	$362.7	$305.8

(d)            Same store revenue growth represents the change in the current period total same store revenue over the prior period total same store revenue as a percentage of the prior period. The same store revenue amounts are adjusted in all periods to eliminate the effect of fluctuations in foreign currency.

The following table sets forth our net corporate debt as of June 30, 2006 and December 31, 2005. Net corporate debt is not a defined term under accounting principles generally accepted in the United States of America. Net corporate debt is calculated as total debt excluding fleet debt less cash and equivalents and short-term investments, if any. Fleet debt consists of our obligations under our U.S. and international fleet debt facilities entered into as part of the Transactions, as well as certain asset-backed securities existing at the time of the Acquisition. This statistic is important to management and to ratings agencies as it helps measure our leverage.

	Successor
	June 30, 2006	December 31, 2005
	(Dollars in millions)
Total debt	$12,945.2	$12,515.0
Less fleet debt	(6,939.8)	(6,656.3)
	6,005.4	5,858.7
Less cash and equivalents	(498.5)	(843.9)
Net corporate debt	$5,506.9	$5,014.8

Revenues

Total revenues in the quarter ended June 30, 2006 of $2,040.6 million increased by 9.6% from $1,862.3 million in the quarter ended June 30, 2005.

Revenues from car rental operations of $1,592.7 million in the quarter ended June 30, 2006 increased by $101.5 million, or 6.8%, from $1,491.2 million in the quarter ended June 30, 2005. The increase was primarily the result of a 0.5% increase in car rental volume worldwide, a 4.7% increase in pricing worldwide (including a 5.8% increase in the U.S.), an increase in airport concession fees, refueling fees, license and tax reimbursement fees and the effects of foreign currency translation.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Revenues from equipment rental operations of $420.3 million in the quarter ended June 30, 2006 increased by $75.6 million, or 21.9%, from $344.7 million in the quarter ended June 30, 2005. The increase was primarily due to higher rental volume, improved pricing in the United States and Canada and the effects of foreign currency translation.

Revenues from all other sources of $27.6 million in the quarter ended June 30, 2006 increased by $1.1 million, or 4.4%, from $26.5 million in the quarter ended June 30, 2005, primarily due to the increase in car rental licensee revenue.

Expenses

Total expenses of $1,983.1 million in the quarter ended June 30, 2006 increased by 16.1% from $1,707.8 million in the quarter ended June 30, 2005, and total expenses as a percentage of revenues increased to 97.2% in the quarter ended June 30, 2006 compared with 91.7% in the quarter ended June 30, 2005.

Direct operating expenses of $1,137.2 million in the quarter ended June 30, 2006 increased by 8.2% from $1,051.3 million in the quarter ended June 30, 2005. The increase was primarily the result of the amortization of other intangible assets, cost of equipment sold, concession fees in car rental operations, gasoline costs, self insurance expenses, facility expenses and the effects of foreign currency translation.

Depreciation of revenue earning equipment for car rental operations of $371.0 million in the quarter ended June 30, 2006 increased by 13.2% from $327.6 million in the quarter ended June 30, 2005. The increase was primarily due to the higher cost of vehicles in the United States and lower net proceeds received in excess of book value on the disposal of used cars in the United States. Depreciation of revenue earning equipment for equipment rental operations of $65.2 million in the quarter ended June 30, 2006 increased by 18.1% from $55.2 million in the quarter ended June 30, 2005 due to an increase in the quantity of equipment operated and lower net proceeds received in excess of book value on the disposal of used equipment in the United States. This increase was partly offset by a $5.4 million net reduction in depreciation for our United States and Canadian equipment rental operations resulting from a decrease in depreciation rates effective January 1, 2006 to reflect changes in the estimated residual values of equipment.

Selling, general and administrative expenses of $197.3 million in the quarter ended June 30, 2006 increased by 22.6% from $160.8 million in the quarter ended June 30, 2005. The increase was primarily due to increases in administrative and advertising expenses. The increase in administrative expenses was primarily the result of foreign currency transaction losses of $15.0 million associated with foreign currency denominated debt. The increase in advertising expenses was primarily the result of increased media and television production costs related to new promotions.

Interest expense, net of interest income, of $212.4 million in the quarter ended June 30, 2006 increased by 88.2% from $112.8 million in the quarter ended June 30, 2005, primarily due to increases in the weighted average interest rate and the weighted average debt outstanding (both related to the Transactions).

The provision for taxes on income of $35.5 million in the quarter ended June 30, 2006 decreased $17.1 million from $52.6 million in the quarter ended June 30, 2005, primarily due to the decrease in pre-tax profits in the quarter ended June 30, 2006 as compared to in the quarter ended June 30, 2005, partly offset by the establishment of valuation allowances of $11.1 million relating to the realization of deferred tax assets in certain European countries. The effective tax rate in the quarter ended June 30, 2006 was 61.7% (42.4% prior to the additional valuation allowances) as compared to 34.1% in the quarter ended June 30, 2005. See Note 5 to the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Minority interest of $4.0 million in the quarter ended June 30, 2006 increased $1.3 million from $2.7 million in the quarter ended June 30, 2005. The increase was primarily due to an increase in our majority-owned subsidiary Navigation Solutions LLC’s net income in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.

Net Income

We had net income of $18.0 million in the quarter ended June 30, 2006, representing a decrease of $81.2 million from $99.2 million in the quarter ended June 30, 2005. The decrease in net income was primarily due to the 88.2% increase in interest expense over the second quarter of 2005, as well as the net effect of other contributing factors noted above.

Effects of the Transactions

Increased interest expense resulting from our higher debt levels and increased depreciation and amortization expense resulting from the revaluation of our assets and the recognition of certain identified intangible assets, all in connection with the Acquisition, are expected to have a significant adverse impact on full year 2006 income (loss) before income taxes and minority interest.

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the quarter ended June 30, 2006 (in million of dollars):

Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$15.3
Revenue earning equipment	0.9
Property and equipment	2.5
Accretion of revalued liabilities:
Discount on debt	2.1
Workers’ compensation and public liability and property damage	1.4
$22.2

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Six Months ended June 30, 2006 Compared with Six Months ended June 30, 2005

Summary

The following table sets forth the percentage of revenues represented by certain items in our consolidated statements of operations for the six months ended June 30, 2006 and 2005:

	Percentage of Revenues
	Successor	Predecessor
	Six Months Ended June 30,
	2006	2005
Revenues:
Car rental	78.2%	80.6%
Equipment rental	20.5	18.0
Other	1.3	1.4
Total revenues	100.0	100.0
Expenses:
Direct operating	57.7	57.8
Depreciation of revenue earning equipment	22.0	21.6
Selling, general and administrative	9.4	9.1
Interest, net of interest income	11.0	6.1
Total expenses	100.1	94.6
Income (loss) before income taxes and minority interest	(0.1)	5.4
Provision for taxes on income	(0.5)	(1.9)
Minority interest	(0.2)	(0.1)
Net income (loss)	(0.8)%	3.4%

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table sets forth certain of our selected car rental and equipment rental operating data for the six months ended, or as of June 30, 2006 and 2005:

	Selected Operating Data
	Successor	Predecessor
	Six Months Ended, or as of June 30,
	2006	2005
Selected Car Rental Operating Data:
Worldwide transaction days (in thousands) (a)	59,174	58,402
Domestic	42,294	42,097
International	16,880	16,305
Worldwide rental rate revenue per transaction day (b)	$43.13	$41.51
Domestic	$43.56	$41.59
International	$42.05	$41.29
Worldwide average number of company-operated cars during the period	425,700	428,400
Domestic	295,500	301,000
International	130,200	127,400
Worldwide revenue earning equipment, net (in millions of dollars)	$8,963.0	$9,271.5
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in million of dollars) (a) (b)	$680.5	$555.8
Same store revenue growth (a)	25.8%	19.2%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,880.8	$2,460.6
Revenue earning equipment, net (in millions of dollars)	$2,466.8	$1,893.8

(a)            For further details relating to car rental transaction days, car rental rate revenue per transaction day, equipment rental and rental related revenue and equipment rental same store revenue growth, see “Quarter ended June 30, 2006 Compared with Quarter ended June 30, 2005—Summary.”

(b)	Successor	Predecessor
	Six Months Ended June 30,
	2006	2005
	(Dollars in millions)
Car rental revenue per statement of operations	$2,992.3	$2,824.5
Non-rental rate revenue	(406.6)	(346.5)
Foreign currency adjustment	(33.4)	(53.7)
Rental rate revenue	$2,552.3	$2,424.3
Transaction days (in millions)	59.17	58.40
Rental rate revenue per transaction day (in whole dollars)	$43.13	$41.51

(c)	Successor	Predecessor
	Six Months Ended June 30,
	2006	2005
	(Dollars in millions)
Equipment rental revenue per statement of operations	$783.3	$630.1
Equipment sales and other revenue	(97.2)	(72.3)
Foreign currency adjustment	(5.6)	(2.0)
Rental and rental related revenue	$680.5	$555.8

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Revenues

Total revenues in the six months ended June 30, 2006 of $3,827.2 million increased by 9.3% from $3,502.9 million in the six months ended June 30, 2005.

Revenues from car rental operations of $2,992.3 million in the six months ended June 30, 2006 increased by $167.8 million, or 5.9%, from $2,824.5 million in the six months ended June 30, 2005. The increase was primarily the result of a 1.3% increase in car rental volume worldwide, a 3.9% increase in pricing worldwide (including a 4.7% increase in the U.S.), an increase in airport concession fees, refueling fees, and license and tax reimbursement fees, partially offset by the effects of foreign currency translation of approximately $21.9 million.

Revenues from equipment rental operations of $783.3 million in the six months ended June 30, 2006 increased by $153.2 million, or 24.3%, from $630.1 million in the six months ended June 30, 2005. The increase was due to higher rental volume and improved pricing in the United States and Canada.

Revenues from all other sources of $51.6 million in the six months ended June 30, 2006 increased by $3.3 million, or 6.8%, from $48.3 million in the six months ended June 30, 2005, primarily due to the increase in car rental licensee revenue.

Expenses

Total expenses of $3,833.0 million in the six months ended June 30, 2006 increased by 15.7% from $3,312.9 million in the six months ended June 30, 2005, and total expenses as a percentage of revenues increased to 100.1% in the six months ended June 30, 2006 compared with 94.6% in the six months ended June 30, 2005.

Direct operating expenses of $2,207.4 million in the six months ended June 30, 2006 increased by 9.0% from $2,025.5 million in the six months ended June 30, 2005. The increase was primarily the result of increases in the amortization of other intangible assets, cost of equipment sold, self insurance expenses, commission fees, gasoline costs, wages and benefits, concession fees in car rental operations, facility expenses, partly offset by the effects of foreign currency translation.

Depreciation of revenue earning equipment for car rental operations of $715.6 million in the six months ended June 30, 2006 increased by 10.1% from $649.7 million in the six months ended June 30, 2005. The increase was primarily due to the higher cost of vehicles in the United States and lower net proceeds received in excess of book value on the disposal of used cars. This increase was partly offset by a $3.6 million net reduction in depreciation for domestic car rental operations resulting from a decrease in depreciation rates effective January 1, 2006 to reflect changes in the estimated residual values of vehicles. Depreciation of revenue earning equipment for equipment rental operations of $126.9 million in the six months ended June 30, 2006 increased by 18.9% from $106.7 million in the six months ended June 30, 2005 due to an increase in the quantity of equipment operated and lower net proceeds received in excess of book value on the disposal of used equipment in the United States. This increase was partly offset by a $10.5 million net reduction in depreciation for our United States and Canadian equipment rental operations resulting from a decrease in depreciation rates effective January 1, 2006 to reflect changes in the estimated residual values of equipment.

Selling, general and administrative expenses of $359.4 million in the six months ended June 30, 2006 increased by 12.7% from $318.9 million in the six months ended June 30, 2005. The increase was primarily due to increases in administrative and sales promotion expenses. The increase in administrative expenses was primarily the result of foreign currency transaction losses of $21.5 million associated with foreign currency denominated debt. The increase in sales promotion expenses was primarily the result of increased salaries and sales commissions and incentive compensation. These increases were partly offset by the effects of foreign currency translation.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Interest expense, net of interest income, of $422.7 million in the six months ended June 30, 2006 increased by 99.3% from $212.0 million in the six months ended June 30, 2005, primarily due to increases in the weighted average interest rate and the weighted average debt outstanding (both related to the Transactions).

The provision for taxes on income of $18.2 million in the six months ended June 30, 2006 decreased $46.7 million from $64.9 million in the six months ended June 30, 2005, primarily due to the decrease in pre-tax profits in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, partly offset by the establishment of valuation allowances of $11.1 million during the quarter ended June 30, 2006 relating to the realization of deferred tax assets in certain European countries. The effective tax rate in the six months ended June 30, 2006 was (316.6)% ((123.4)% prior to the additional valuation allowances) as compared to 34.2% in the six months ended June 30, 2005. See Note 5 to the Notes to our condensed consolidated financial statements included in this Report.

Minority interest of $7.3 million in the six months ended June 30, 2006 increased $2.3 million from $5.0 million in the six months ended June 30, 2005. The increase was primarily due to an increase in our majority-owned subsidiary Navigation Solutions LLC’s net income in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Net Income (Loss)

We had a net loss of $31.3 million in the six months ended June 30, 2006, representing a decrease of $151.4 million from net income of $120.1 million in the six months ended June 30, 2005. The decrease in net income was primarily due to the 99.3% increase in interest expense over the first six months of 2005, as well as the net effect of other contributing factors noted above.

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

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the six months ended June 30, 2006 (in million of dollars):

Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$30.6
Revenue earning equipment	2.8
Property and equipment	6.0
Accretion of revalued liabilities:
Discount on debt	4.2
Workers’ compensation and public liability and property damage	2.7
$46.3

Liquidity and Capital Resources

As of June 30, 2006, we had cash and equivalents of $498.5 million, a decrease of $345.4 million from December 31, 2005. As of June 30, 2006, we had $220.6 million of restricted cash to be used for the purchase of revenue earning vehicles, the repayment of outstanding indebtedness primarily under our ABS Program and to satisfy certain of our self-insurance reserve requirements.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the six months ended June 30, 2006 was $2,104.1 million, an increase of $438.5 million from the six months ended June 30, 2005. This increase was primarily due to the decrease in receivables as of June 30, 2006 compared to December 31, 2005.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the six months ended June 30, 2006 was $2,672.1 million, a decrease of $257.1 million from the six months ended June 30, 2005. The decrease is primarily due to the increase in proceeds from disposal of revenue earning equipment, decreases in revenue earning equipment and property and equipment expenditures and an increase in restricted cash, partly offset by the proceeds from the sale of short term investments in 2005. For the six months ended June 30, 2006, our expenditures for revenue earning equipment were $7,540.3 million, partially offset by proceeds from the disposal of such equipment of $4,899.5 million. These assets are purchased by us in accordance with the terms of programs negotiated with car and equipment manufacturers.

For the six months ended June 30, 2006, our capital expenditures for property and non-revenue earning equipment were $130.6 million. For the six months ended June 30, 2006, we experienced a slightly decreased level of net expenditures for revenue earning equipment and property and equipment compared to the six months ended June 30, 2005. This decrease was primarily due to an increase in revenue earning equipment disposals, a decrease in revenue earning equipment expenditures and property and non-revenue earning equipment expenditures for the six months ended June 30, 2006. For the full year 2006, we expect a level of net expenditures for revenue earning equipment and property and non-revenue earning equipment similar to that of 2005. See “—Capital Expenditures” below.

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and heightened activity during the spring and summer. This is particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters of the year. These seasonal financing needs are funded by increasing the utilization of our bank credit facilities and, in past years, our commercial paper program. As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures.

As of June 30, 2006, we had approximately $12,945.2 million of total indebtedness outstanding. Cash paid for interest for the six months ended June 30, 2006, was $255.2 million, net of amounts capitalized.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For further information concerning our asset-backed financing programs, see “—U.S. Fleet Debt” and “—International Fleet Debt” below. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see “Item 1A—Risk Factors” contained in our 10-K.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of the lenders. Substantially all of our other

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

assets in the United States are also subject to liens in favor of our lenders, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders. None of such assets will be available to satisfy the claims of our general creditors.

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

Financing

Senior Credit Facilities

In connection with the Acquisition, Hertz entered into a credit agreement with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consists of a $2,000.0 million secured term loan facility providing for loans denominated in U.S. Dollars, including a delayed draw facility of $293.0 million that may be drawn until August 2007 to refinance certain existing debt. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility. On May 15, 2006, we borrowed approximately $84.9 million under the delayed draw facility and used the proceeds thereof to repay our 6.5% Senior Notes due 2006. As of June 30, 2006, we had $1,741.8 million in borrowings outstanding under this facility, which is net of a discount of $41.6 million. The term loan facility and the synthetic letter of credit facility will mature on December 21, 2012.

Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz also entered into a credit agreement with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Deutsche Bank AG, Canada Branch as Canadian Agent and Canadian collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million under a revolving loan facility providing for loans denominated in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited and its subsidiary Western Shut-Down (1995) Ltd. are the Canadian borrowers under the Senior ABL Facility. At June 30, 2006, net of a discount of $25.5 million, Hertz and Matthews Equipment Limited had $368.1 million and the Canadian dollar equivalent of $260.5 million, respectively, in borrowings outstanding under this facility. The Senior ABL Facility will mature on December 21, 2010.

Hertz’s obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz’s obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing.) Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

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

On June 30, 2006, we entered into amendments to each of our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in these credit facilities to enter into certain sale and leaseback transactions, to pay dividends and, in the case of the amendment to the Senior Term Facility, to make investments. The amendment to the Senior Term Facility also permits us to use proceeds of the unused portion of the $293.0 million delayed draw facility to repay borrowings outstanding under the Senior ABL Facility. On July 10, 2006, the remaining $208.1 million of the delayed draw facility was drawn down to pay down the equivalent amount of borrowings under the Senior ABL Facility.

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

As of June 30, 2006, $2,087.6 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. The Senior Notes will mature on January 1, 2014, and the Senior Subordinated Notes will mature on January 1, 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Hertz’s obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

Both the indenture for the Senior Notes and the indenture for the Senior Subordinated Notes contain covenants that, among other things, limit the ability of Hertz and its restricted subsidiaries, described in the respective indentures, to incur more debt, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with Hertz’s affiliates. The indenture for the Senior Subordinated Notes also contains subordination provisions and limitations on the types of liens that may be incurred. The indentures also

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

contain certain mandatory and optional prepayment or redemption provisions and provide for  customary events of default. We also have outstanding as of June 30, 2006, approximately $722.5 million of pre-Acquisition senior notes and Euro-denominated medium term notes, net of a $5.4 million discount.

Fleet Financing

U.S. Fleet Debt. In connection with the Acquisition, Hertz Vehicle Financing LLC, or “HVF,” a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, or the “ABS Indenture,” dated as of the Closing Date, with BNY Midwest Trust Company as trustee, and a number of related supplements to the ABS Indenture, each dated as of the Closing Date, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the “ABS Supplement.” On the Closing Date, HVF, as issuer, issued approximately $4,300.0 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement. HVF also issued approximately $1,500.0 million of variable funding notes in two series, none of which were funded at closing. As of June 30, 2006, $4,299.9 million (net of a $0.1 million discount) and $197.0 million in borrowings were outstanding in the form of these medium term notes and variable funding notes, respectively. We also have outstanding as of June 30, 2006, $584.9 million, net of a $15.1 million discount, of Pre-Acquisition ABS Notes.

Each class of notes matures three, four or five years from the Closing Date. The variable funding notes will be funded through the bank multi-seller commercial paper market. The assets of HVF, including the U.S. car rental fleet owned by HVF and certain related assets, collateralize the U.S. Fleet Debt and Pre-Acquisition ABS Notes. Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, we pay monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. As of June 30, 2006, the fair value of the HVF Swaps was $119.2 million, which is reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets.”

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

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

International Fleet Debt.   In connection with the Acquisition, Hertz International, Ltd., or “HIL,” a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL’s subsidiaries or as non-affiliated “orphan” companies), or “SPEs,” entered into revolving bridge loan facilities providing commitments to lend, in various currencies up to an aggregate amount equivalent to approximately $3,093.1 million (calculated as of June 30, 2006), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL’s subsidiaries (all of which are organized outside the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL’s subsidiaries organized outside North America or one or more SPEs, as the case may be. As of June 30, 2006, the foreign currency equivalent of $1,858.0 million in borrowings was outstanding under these facilities, net of a $9.7 million discount. These facilities are referred to collectively as the “International Fleet Debt Facilities.”

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

The International Fleet Debt Facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt Facilities) that, among other things, limit or restrict the ability of HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the International Fleet Debt Facilities as of the closing of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt Facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL’s ability to pay dividends to Hertz as of June 30, 2006, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions give HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions mature on March 15, 2007. As of June 30, 2006, the fair value of the swaptions was $3.8 million, which is reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets.” During the second quarter of 2006, the fair value adjustment related to these swaps was a loss of $0.4 million, which is recorded in the consolidated statement of operations in “Selling, general and administrative” expense.

Credit Facilities

As of June 30, 2006, the following credit facilities were available for our use:

•       The Senior Term Facility had $208.1 million available to refinance certain existing debt under the delayed draw facility and $8.3 million available under the letter of credit facility. On July 10, 2006, $208.1 million was drawn down to pay down the equivalent amount of borrowings under the Senior ABL Facility.

•       The Senior ABL Facility had the equivalent of approximately $945.9 million of remaining capacity, all of which was available under the borrowing base limitation. Additionally, $184.1 million was available under the letter of credit facility.

•       The International Fleet Debt Facilities had the foreign currency equivalent of approximately $1,217.0 million unused and $293.0 million available under the borrowing base limitation.

•       The U.S. Fleet Debt had approximately $1,303.0 million of remaining capacity and $169.8 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

As of June 30, 2006, substantially all of our assets are pledged under one or more of the facilities noted above. We are currently in compliance with all of the covenants contained in the various facilities noted above that are currently applicable to us.

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

ITEM 2.                   Management’s Discussion and Analysis of Financial Condition and
   Results of Operations (Continued)

Foreign Currency

Provisions are not made for U.S. income taxes on undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Foreign operations have been financed to a substantial extent through loans from local lending sources in the currency of the countries in which such operations are conducted. Car rental operations in foreign countries are, from time to time, subject to governmental regulations imposing varying degrees of currency restrictions. Currency restrictions and other regulations historically have not had a material impact on our operations as a whole.

Capital Expenditures

The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2006 and 2005 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2006
Successor
First Quarter	$3,862.1	$(2,591.3)	$1,270.8	$64.7	$(19.8)	$44.9
Second Quarter	3,678.2	(2,308.2)	1,370.0	65.9	(8.7)	57.2
Total	$7,540.3	$(4,899.5)	$2,640.8	$130.6	$(28.5)	$102.1
2005
Predecessor
First Quarter	$3,600.2	$(2,307.4)	$1,292.8	$81.3	$(9.0)	$72.3
Second Quarter	4,040.4	(2,304.3)	1,736.1	105.5	(21.3)	84.2
Third Quarter	2,377.5	(2,579.5)	(202.0)	92.9	(19.0)	73.9
Fourth Quarter (Oct. 1-Dec. 20, 2005)	2,168.1	(2,915.1)	(747.0)	54.8	(23.3)	31.5
Successor
Fourth Quarter (Dec. 21-Dec. 31, 2005)	234.8	(199.7)	35.1	8.5	(1.2)	7.3
Total Year	$12,421.0	$(10,306.0)	$2,115.0	$343.0	$(73.8)	$269.2

Revenue earning equipment expenditures in our car rental operations were $6,940.1 million and $7,011.1 million for the six months ended June 30, 2006 and 2005, respectively. Revenue earning equipment expenditures in our equipment rental operations were $600.2 million and $629.5 million for the six months ended June 30, 2006 and 2005, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the six months ended June 30, 2006 decreased by 1.0% and 4.7%, respectively, compared to the six months ended June 30, 2005. The decrease in car rental and equipment rental revenue earning equipment expenditures is due to the timing of purchases during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Property and equipment expenditures in our car rental operations were $95.3 million and $148.1 million for the six months ended June 30, 2006 and 2005, respectively. Property and equipment expenditures in our equipment rental operations were $34.1 million and $37.8 million for the six months ended June 30, 2006 and 2005, respectively. Property and equipment expenditures in our “corporate and other” activities were $1.2 million and $0.9 million for the six months ended June 30, 2006 and 2005.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Property and equipment expenditures in our car rental and equipment rental operations and “corporate and other” for the six months ended June 30, 2006 decreased by 35.7% and 9.8% and increased by 33.3%, respectively, compared to the six months ended June 30, 2005.

For the six months ended June 30, 2006, we experienced a level of net expenditures for revenue earning equipment and property and equipment slightly lower than our net capital expenditures for the six months ended June 30, 2005. The net capital expenditures decrease was due to increased disposals and a decrease in capital expenditures.

Off-Balance Sheet Commitments

As of June 30, 2006 and December 31, 2005, the following guarantees were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of June 30, 2006 and December 31, 2005, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in “Accrued liabilities” were $4.0 million and $3.9 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

Interest Rate Risk

From time to time, we enter into interest rate swap agreements to manage interest rate risk. Effective September 30, 2003, we entered into interest rate swap agreements relating to the issuance of our 4.7% notes due October 2, 2006. Effective June 3, 2004, we entered into interest rate swap agreements relating to the issuance of our 6.35% notes due June 15, 2010. Under these agreements, we paid interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. As a result of the Acquisition, a significant portion of the underlying fixed rate debt was tendered, causing the interest rate swaps to be ineffective as of December 21, 2005. Consequently, any changes in the fair value of the derivatives are recognized in the statement of operations. Between December 21, 2005 (the date the hedge accounting was discontinued) and December 31, 2005, the fair value adjustment related to these interest rate swaps was a gain of $2.7 million, which was recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. During January 2006, we assigned these interest rate swaps to a third party in return for cash. As a result of the assignment of these interest rate swaps, we recorded a gain of $6.6 million which is reflected in our unaudited interim consolidated statement of operations in “Selling, general and administrative” expenses.

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

In connection with the remaining €7.6 million untendered balance of our Euro Medium Term Notes, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006, and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro Medium Term Notes.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions give HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions mature on March 15, 2007.

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of June 30, 2006, our net interest expense would increase by an estimated $21.6 million over a twelve-month period.

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option’s counterparty. Premiums paid for options outstanding as of June 30, 2006 were approximately $0.3 million and we limit counterparties to financial institutions that have strong credit ratings.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations.

In connection with the Transactions, we issued €225 million of Senior Euro Notes, which are currently not hedged. The foreign exchange transaction gains or losses resulting from the monthly translation of these Euro-denominated Notes into the U.S. Dollar, could have a material impact on our consolidated financial position, results of operations or cash flows.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Like-Kind Exchange Program

In January 2006, we implemented a “like-kind exchange program” for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred “like-kind exchanges” pursuant to section 1031 of the Internal Revenue Code. The program is expected to result in a material deferral of federal and state income taxes. A similar plan for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form.

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

We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, discretionary contributions of $28.0 million and $48.0 million were made to our U.S. qualified plan for the years ended December 31, 2005 and 2004, respectively. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010. For the six months ended June 30, 2006, we contributed $19.3 million to our worldwide pension plans, including a discretionary contribution of $15.6 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

We participate in various “multiemployer” pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdrew from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our statement of operations and as a liability on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. We currently do not expect to incur any material withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

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

Hertz Holdings Stock Incentive Plan

On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the “Stock Incentive Plan.” The Stock Incentive Plan provides for the sale of Hertz Holdings common stock to our named executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings common stock to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by the stockholders of Hertz Holdings on March 8, 2006.

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

During the second quarter of 2006, Hertz Holdings made an equity offering to approximately 350 of our executives and key employees (not including Craig R. Koch, our Chairman of the Board and former Chief Executive Officer). The shares sold and options granted to our employees in connection with this equity offering are subject to and governed by the terms of the Stock Incentive Plan. The offering closed on May 5, 2006. In connection with this offering, Hertz Holdings sold 1,757,354 shares at a purchase price of $10.00 per share and granted options to purchase an additional 2,786,354 shares at an exercise price of $10.00 per share. In addition, on May 18, 2006, Hertz Holdings granted

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

our key executives and employees (except for Mr. Koch) options to acquire an additional 9,515,000 shares of Hertz Holdings common stock at $10.00 per share, 800,000 shares at $15.00 per share and 800,000 shares at $20.00 per share. These options are subject to and governed by the terms of the Stock Incentive Plan.

On June 12, 2006, Mr. Koch purchased 50,000 shares of Hertz Holdings at a purchase price of $10.00 per share and received options to purchase an additional 100,000 shares at a purchase price of $10.00 per share.

See Note 14 to the Notes to our condensed consolidated financial statements included in this Report.

On June 30, 2006, Hertz Holdings paid special cash dividends of $4.32 per share, or approximately $999.2 million in the aggregate, to its common stockholders. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

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

ITEM 3.                                                 Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under “Part II, Item 7A.—Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risks,” which appears on pages 51 and 52 of this Report.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 18, 2006, plaintiffs’ motion for nationwide opt-in certification in Jennifer Myers, individually and on behalf of all others similarly situated, v. The Hertz Corporation was denied in its entirety. The plaintiff pool is now limited to the named plaintiff and four others who previously joined the suit. Plaintiffs are now seeking certification for an interlocutory appeal of the court’s denial of class certification.

On June 2, 2006, the District Court of Appeal of the State of Florida, Second District, affirmed the trial court’s granting of summary judgment to us and the trial court’s denial of the plaintiff’s amended motion for class certification in Stephen Moore, on behalf of himself and all others similarly situated, v. The Hertz Corporation.

On June 22, 2006, the Appellate Division of the Superior Court of New Jersey affirmed the trial court’s dismissal of plaintiff’s complaint in Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation. The plaintiff has since filed a petition for certification of an appeal to the New Jersey Supreme Court.

In August 2006, a consent order was agreed to with the County of San Diego Department of Environmental Health resolving certain alleged tank testing violations through a combination of the payment of a cash penalty and certain credits for our compliance actions with the combination valued at less than $100,000.

Among the PL/PD pending actions, the number of actions filed in Mississippi which seek damages for silicosis which the plaintiffs allegedly sustained from the use of equipment rented from HERC continues to decline. There are now only 12 actions pending, on behalf of 68 plaintiffs, and we expect that all of these actions will be dismissed before the end of 2006.

ITEM 1A.       Risk Factors

There is no material change in the information reported under “Item 1A.—Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

PART II - OTHER INFORMATION (Continued)

ITEM 6.                Exhibits

(a)                         Exhibits:

10.1	Employment Agreement, dated July 17, 2006, between Hertz Global Holdings, Inc. and Mark P. Frissora.
12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2006 and 2005.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 14, 2006, relating to Financial Information.
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

THE HERTZ CORPORATION
(Registrant)
Date: August 14, 2006	By:	/s/ PAUL J. SIRACUSA
Paul J. Siracusa
Executive Vice President and
Chief Financial Officer
(principal financial officer and duly
authorized officer)

EXHIBIT INDEX

10.1	Employment Agreement, dated July 17, 2006, between Hertz Global Holdings, Inc. and Mark P. Frissora.
12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2006 and 2005.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 14, 2006 relating to Financial Information.
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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