Form 10-Q
period 2006-09-30
HERTZ CORP
filed 2006-11-13
CIK 47129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 13, 2006: Common Stock, $0.01 par value—100 shares.

THE HERTZ CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Report of Independent Registered Public Accounting Firm	1
	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	2
	Consolidated Statements of Operations for the quarter ended September 30, 2006 and 2005	3
	Consolidated Statements of Operations for the nine months ended September 30, 2006 and 2005	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6-35
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36-75
ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk	75
ITEM 4.	Controls and Procedures	75-76
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	77
ITEM 1A.	Risk Factors	77-93
ITEM 6.	Exhibits	94
SIGNATURES		95
EXHIBIT INDEX		96

PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Hertz Corporation:

        We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of September 30, 2006 (Successor Company), and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2006 (Successor Company) and September 30, 2005 (Predecessor Company) and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 (Successor Company) and September 30, 2005 (Predecessor Company). These interim financial statements are the responsibility of the Successor and Predecessor Companies' management.

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

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Successor Company as of December 31, 2005, and the related consolidated statements of operations, of stockholder's equity, and of cash flows for the period from December 21, 2005 to December 31, 2005 and the consolidated statements of operations, of stockholder's equity, and of cash flows of the Predecessor Company for the period from January 1, 2005 to December 20, 2005, management's assessment of the effectiveness of the Successor Company's internal control over financial reporting as of December 31, 2005 and the effectiveness of the Successor Company's internal control over financial reporting as of December 31, 2005; and in our report dated April 4, 2006, except for Financial Statement Schedule I, as to which the date is April 28, 2006, and Note 17, as to which the date is November 3, 2006, with respect to the Successor Company, and in our report dated April 4, 2006, except for Financial Statement Schedule I, as to which the date is April 28, 2006, Note 1A, as to which the date is July 14, 2006, and Note 17, as to which the date is November 3, 2006, with respect to the Predecessor Company, we expressed unqualified opinions thereon. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 (Successor Company), is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 10, 2006

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
Unaudited

	September 30, 2006	December 31, 2005
ASSETS
Cash and equivalents	$435,999	$843,908
Restricted cash	640,582	289,201
Receivables, less allowance for doubtful accounts of $729 and $460	1,523,120	1,823,188
Inventories, at lower of cost or market	119,594	105,532
Prepaid expenses and other assets	383,268	396,415
Revenue earning equipment, at cost:
Cars	8,901,511	7,439,579
Less accumulated depreciation	(760,358)	(40,114)
Other equipment	2,739,321	2,083,299
Less accumulated depreciation	(216,032)	(7,799)

Total revenue earning equipment	10,664,442	9,474,965

Property and equipment, at cost:
Land, buildings and leasehold improvements	967,896	921,421
Service equipment	568,479	474,110

	1,536,375	1,395,531
Less accumulated depreciation	(152,640)	(5,507)

Total property and equipment	1,383,735	1,390,024

Other intangible assets, net	3,189,004	3,235,265
Goodwill	1,118,163	1,022,381

Total assets	$19,457,907	$18,580,879

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$675,821	$621,876
Accrued liabilities	917,940	879,928
Accrued taxes	136,594	115,462
Debt	12,959,267	12,515,005
Public liability and property damage	343,689	320,955
Deferred taxes on income	1,966,373	1,852,542

Total liabilities	16,999,684	16,305,768

Minority interest	15,952	8,929
Stockholder's equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	2,314,054	2,295,000
Retained earnings (deficit)	68,873	(21,346)
Accumulated other comprehensive income (loss)	59,344	(7,472)

Total stockholder's equity	2,442,271	2,266,182

Total liabilities and stockholder's equity	$19,457,907	$18,580,879

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Successor	Predecessor

	Quarter Ended September 30,
	2006	2005
Revenues:
Car rental	$1,753,269	$1,701,524
Equipment rental	452,850	390,850
Other	34,475	31,256

Total revenues	2,240,594	2,123,630

Expenses:
Direct operating	1,176,782	1,120,285
Depreciation of revenue earning equipment	467,913	432,466
Selling, general and administrative	182,195	165,419
Interest, net of interest income of $10,528 and $9,312	226,171	141,164

Total expenses	2,053,061	1,859,334

Income before income taxes and minority interest	187,533	264,296
Provision for taxes on income	(61,084)	(54,623)
Minority interest	(4,975)	(4,452)

Net income	$121,474	$205,221

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Successor	Predecessor

	Nine Months Ended September 30,
	2006	2005
Revenues:
Car rental	$4,745,581	$4,526,063
Equipment rental	1,236,192	1,020,944
Other	86,048	79,525

Total revenues	6,067,821	5,626,532

Expenses:
Direct operating	3,384,152	3,145,768
Depreciation of revenue earning equipment	1,311,387	1,188,903
Selling, general and administrative	541,633	484,324
Interest, net of interest income of $26,968 and $26,175	648,867	353,208

Total expenses	5,886,039	5,172,203

Income before income taxes and minority interest	181,782	454,329
Provision for taxes on income	(79,291)	(119,560)
Minority interest	(12,272)	(9,473)

Net income	$90,219	$325,296

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands of Dollars)
Unaudited

	Successor	Predecessor

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$90,219	$325,296
Non-cash expenses:
Depreciation of revenue earning equipment	1,311,387	1,188,903
Depreciation of property and equipment	147,945	140,106
Stock-based employee compensation expense	20,873	4,610
Amortization of intangible assets	46,260	591
Amortization of deferred financing costs	52,373	4,413
Amortization of debt discount	24,420	1,583
Provision for public liability and property damage	129,147	126,679
Loss on revaluation of foreign denominated debt	19,233	—
Provision for losses on doubtful accounts	13,730	7,528
Minority interest	12,272	9,473
Deferred income taxes	60,984	(283,900)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	341,585	(171,897)
Due from affiliates	—	(2,336)
Inventories, prepaid expenses and other assets	(32,077)	(97,047)
Accounts payable	50,679	151,592
Accrued liabilities	44,133	32,950
Accrued taxes	17,631	430,234
Payments of public liability and property damage claims and expenses	(137,997)	(124,573)

Net cash provided by operating activities	2,212,797	1,744,205

Cash flows from investing activities:
Net change in restricted cash	(349,452)	(2,040)
Proceeds from sales of short-term investments, net	—	287,884
Revenue earning equipment expenditures	(9,354,832)	(10,018,051)
Proceeds from disposal of revenue earning equipment	6,998,485	7,191,204
Property and equipment expenditures	(181,141)	(279,736)
Proceeds from disposal of property and equipment	47,770	49,330
Purchases of available-for-sale securities	(2,099)	—
Proceeds from sales of available-for-sale securities	173	245

Net cash used in investing activities	(2,841,096)	(2,771,164)

Cash flows from financing activities:
Issuance of an intercompany note	—	1,185,000
Proceeds from issuance of long-term debt	301,489	24,316
Repayment of long-term debt	(108,840)	(517,783)
Short-term borrowings:
Proceeds	691,972	3,617,020
Repayments	(777,990)	(2,132,654)
Ninety day term or less, net	109,932	182,269
Payment of financing costs	(42,145)	—
Dividends paid	—	(1,185,000)

Net cash provided by financing activities	174,418	1,173,168

Effect of foreign exchange rate changes on cash and equivalents	45,972	(52,520)

Net (decrease) increase in cash and equivalents during the period	(407,909)	93,689
Cash and equivalents at beginning of period	843,908	677,965

Cash and equivalents at end of period	$435,999	$771,654

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$513,399	$349,648
Income taxes	16,499	12,036

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1—Basis of Presentation

        The Hertz Corporation, together with its subsidiaries, is referred to herein as "we," "our" and "us." The Hertz Corporation is referred to herein as "Hertz." Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), is referred to herein as "Hertz Holdings." 100% of Hertz's outstanding capital stock is owned by Hertz Investors, Inc. (previously known as CCMG Corporation), and 100% of Hertz Investors, Inc.'s capital stock is owned by Hertz Holdings.

        We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company, or "Ford," acquired an ownership interest in us in 1987. Prior to this, we were a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired our outstanding capital stock from RCA Corporation in 1985.

        On December 21, 2005, or the "Closing Date," investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity, or collectively the "Sponsors," through CCMG Acquisition Corporation, an indirect wholly owned subsidiary of Hertz Holdings, acquired all of our common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash and debt refinanced or assumed of $10,116 million and transaction fees and expenses of $439 million.

        We refer to the acquisition of all of our common stock through a wholly owned subsidiary of Hertz Holdings as the "Acquisition." We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the "Transactions."

        To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, the following funds were used:

  •
  equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

  •
  net proceeds from a private placement by CCMG Acquisition Corporation of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the "Senior Dollar Notes," $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the "Senior Subordinated Notes," and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the "Senior Euro Notes." In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the "Senior Notes;"

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

  •
  aggregate borrowings of approximately $400 million by Hertz and one of its Canadian subsidiaries under a new senior asset-based revolving loan facility, or the "Senior ABL Facility,"

    with a maximum borrowing capacity of $1,600 million. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities;"

  •
  aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly owned by us of asset-backed securities backed by our U.S. car rental fleet, or the "U.S. Fleet Debt," all of which we issued under our existing asset-backed notes program, or the "ABS Program;" under which an additional aggregate principal amount of $600 million of previously issued asset-backed medium term notes, or the "Pre-Acquisition ABS Notes," having maturities from 2007 to 2009 remain outstanding following the closing of the Transactions, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the Closing Date;

  •
  aggregate borrowings of the foreign currency equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case as of December 31, 2005), subject to borrowing bases comprised of rental vehicles and related assets of certain of our foreign subsidiaries (all of which are organized outside the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities are referred to collectively as the "International Fleet Debt Facilities;" and

  •
  our cash on hand in an aggregate amount of approximately $6.1 million.

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

        The term "Successor" refers to us following the Acquisition. The term "Predecessor" refers to us prior to the change in control on December 21, 2005.

        The summary of significant accounting policies followed in preparing the accompanying condensed consolidated financial statements is set forth in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the United States Securities and Exchange Commission, or the "SEC," on April 5, 2006, as amended on April 28, 2006 and on July 14, 2006, or the "10-K."

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

Note 2—Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board, or the "FASB," issued FASB Interpretation No. 48, or "FIN 48," "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards, or "SFAS," No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for financial recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN 48 to determine its impact, if any, on our financial position or results of operations.

        In June 2006, the Emerging Issues Task Force, or "EITF," issued EITF No. 06-3, or "EITF 06-3," "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation)," which relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. EITF 06-3 states that the presentation of the taxes, either on a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, "Disclosure of Accounting Policies," if those amounts are significant. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any impact on our financial position or results of operations.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," or "SAB No. 108." SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We are currently reviewing SAB No. 108 to determine its impact, if any, on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or "SFAS No. 157." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning January 1, 2008. We are currently reviewing SFAS No. 157 to determine its impact, if any, on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," or "SFAS No. 158." SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending December 31, 2006. We are currently reviewing SFAS No. 158 to determine its impact, if any, on our financial position or results of operations.

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

Note 4—Goodwill and Other Intangible Assets

        We account for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. We conducted the required annual goodwill and indefinite-lived intangible asset impairment tests in the second quarter of 2006, and determined that there was no impairment.

        The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition date. Consequently, the excess of the cost of the Acquisition over the net of amounts assigned to the fair value of assets acquired and the liabilities assumed is recorded to goodwill.

        The Acquisition has been accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations," with intangible assets recorded in conformity with SFAS No. 142, requiring an allocation of the purchase price to the tangible and intangible net assets acquired based on their relative fair values as of the date of acquisition. The allocation of purchase price is based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities, fair values of our indebtedness and other liabilities, and valuation assessments of our tangible and intangible assets prepared by a valuation specialist.

        The following summarizes the changes in our goodwill, by segment (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2005	$393,395	$628,986	$1,022,381
Changes as result of purchase accounting adjustments(1)	33,090	52,906	85,996
Other changes(2)	3,765	6,021	9,786

Balance as of September 30, 2006	$430,250	$687,913	$1,118,163

(1)
Consists of: (i) a revision to estimated federal and state tax liabilities as of the date of acquisition, based on the tax returns filed, totaling $59.9 million; (ii) adjustments made to the fair value of certain liabilities as of the date of acquisition of $23.9 million, partly offset by the tax effect of these adjustments; and (iii) further revisions to the valuation of certain tangible assets, partly offset by the tax effect of these adjustments.

(2)
Consists of changes primarily resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

        Other intangible assets, net consisted of the following major classes (in thousands of dollars):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer-related	$611,813	$(47,745)	$564,068	$612,000	$(1,844)	$610,156
Other	1,395	(459)	936	1,209	(100)	1,109

Total	613,208	(48,204)	565,004	613,209	(1,944)	611,265

Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000	2,624,000	—	2,624,000

Total other intangible assets, net	$3,237,208	$(48,204)	$3,189,004	$3,237,209	$(1,944)	$3,235,265

        Amortization expense of other intangible assets for the quarters ended September 30, 2006 and September 30, 2005 was approximately $15.5 million and $0.2 million, respectively, and for the nine months ended September 30, 2006 and September 30, 2005 was approximately $46.3 million and $0.6 million, respectively. Future amortization expense of other intangible assets is expected to be approximately $61.2 million per year for each of the next five years.

Note 5—Taxes on Income

        The provision for taxes on income is based upon the estimated effective tax rate applicable for the full year. We currently estimate our full year effective tax rate for 2006 to be approximately 36%, excluding discrete items. During the nine months ended September 30, 2006, we established certain federal income tax contingencies and state tax valuation allowances of $10.8 million and valuation allowances of $11.1 million relating to the realization of deferred tax assets in certain European countries. The effective tax rate prior to the additional valuation allowances and contingencies for the quarter and nine months ended September 30, 2006 of 25.7% and 30.5%, respectively, differs from the U.S. federal statutory rate of 35% primarily due to the above noted items and the mix of pretax operating results among countries with different tax rates, including countries where no tax benefit for losses can be recognized.

Note 6—Depreciation of Revenue Earning Equipment

        Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Successor	Predecessor
	Quarter Ended September 30,
	2006	2005

Depreciation of revenue earning equipment	$465,312	$443,678
Adjustment of depreciation upon disposal of the equipment	(5,705)	(16,138)
Rents paid for vehicles leased	8,306	4,926

Total	$467,913	$432,466

	Successor	Predecessor
	Nine Months Ended September 30,
	2006	2005

Depreciation of revenue earning equipment	$1,323,163	$1,232,451
Adjustment of depreciation upon disposal of the equipment	(32,050)	(57,378)
Rents paid for vehicles leased	20,274	13,830

Total	$1,311,387	$1,188,903

        The adjustment of depreciation upon disposal of revenue earning equipment for the quarters ended September 30, 2006 and 2005 included net gains of $2.3 million and $6.9 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $3.4 million and $9.2 million, respectively, on the disposal of equipment in our equipment rental operations. Depreciation rates being used to compute the provision for depreciation of revenue earning equipment were decreased effective January 1, 2006 in our domestic car rental operations and our U.S. and Canadian equipment rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. Depreciation rates were increased effective January 1, 2006, April 1, 2006 and July 1, 2006 in our international car rental operations to reflect changes in the estimated residual values of vehicles. The rate changes resulted in a net reduction of $0.5 million in our domestic car rental depreciation expense, a net reduction of $2.7 million in our U.S. and Canadian equipment rental depreciation expense and a net increase of $5.3 million in our international car rental operations depreciation expense for the quarter ended September 30, 2006.

        The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2006 and 2005 included net gains of $16.7 million and $26.1 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $15.4 million and $31.3 million, respectively, on the disposal of equipment in our equipment rental operations. Depreciation rates being used to compute the provision for depreciation of revenue earning equipment were decreased effective January 1, 2006 in our domestic car rental operations and our U.S. and Canadian equipment rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. Depreciation rates were increased effective January 1, 2006, April 1, 2006 and July 1, 2006 in our international car rental operations to reflect changes in the estimated residual values of vehicles. The rate changes resulted in a net reduction of $4.1 million in our domestic car rental depreciation expense, a net reduction of $13.2 million in our U.S. and Canadian equipment rental operations depreciation expense and a net increase of $7.2 million in our international car rental operations depreciation expense for the nine months ended September 30, 2006.

Note 7—Debt

        Our debt consists of the following (in thousands of dollars):

	September 30, 2006	December 31, 2005
Senior Term Facility, average interest rate: 2006, 7.7%; 2005, 8.5% (effective average interest rate: 2006, 7.8%; 2005, 8.7%); net of unamortized discount: 2006, $39,984; 2005, $44,806	$1,951,279	$1,662,194
Senior ABL Facility, average interest rate: 2006, 6.4%; 2005, 6.5% (effective average interest rate: 2006, 8.3%; 2005, 6.9%); net of unamortized discount: 2006, $23,773; 2005, $27,832	28,113	471,202
Senior Notes, average interest rate: 2006, 8.7%; 2005, 8.7% (effective average interest rate: 2006, 8.7%; 2005, 8.7%);	2,085,316	2,066,083
Senior Subordinated Notes, average interest rate: 2006, 10.5%; 2005, 10.5% (effective average interest rate: 2006, 10.5%; 2005, 10.5%);	600,000	600,000
U.S. Fleet Debt and Pre-Acquisition ABS Notes, average interest rate: 2006, 4.4%; 2005, 4.4% (effective average interest rate: 2006, 4.4%; 2005, 4.4%); net of unamortized discount: 2006, $12,930; 2005, $19,822	4,969,071	4,920,178
International Fleet Debt in foreign currencies, average interest rate: 2006, 4.9%; 2005, 4.4% (effective average interest rate: 2006, 4.9%; 2005, 4.5%); net of unamortized discount: 2006, $6,744; 2005, $16,063	2,438,550	1,831,722
Fleet Financing Facility, average interest rate: 2006, 8.5% (effective average interest rate: 2006, 8.7%); net of unamortized discount: 2006, $2,187	121,813	—
Promissory notes, average interest rate: 2006, 6.9%; 2005, 6.9% (effective average interest rate: 2006, 7.0%; 2005, 7.0%); net of unamortized discount: 2006, $5,529; 2005, $4,875; due 2006 to 2028	712,836	798,422
Notes payable, including commercial paper, average interest rate: 2006, 4.0%; 2005, 4.3%	6,442	100,362
Foreign subsidiaries' debt in foreign currencies:
Short-term borrowings:
Banks, average interest rate: 2006, 4.9%; 2005, 3.6%	33,026	3,139
Commercial paper, average interest rate: 2005, 2.8%	—	47,284
Other borrowings, average interest rate: 2006, 6.1%; 2005, 4.4%	12,821	14,419

Total	$12,959,267	$12,515,005

        The aggregate amounts of payments to be made upon the maturity of debt for each of the twelve-month periods ending September 30, in millions of dollars, are as follows: 2007, $3,213.8 (including $2,736.2 of other short-term borrowings); 2008, $378.4; 2009, $1,133.4 2010, $2,428.8; 2011, $994.7; after 2011, $4,901.3.

        As of September 30, 2006, there were standby letters of credit issued totaling $461.4 million. Of this amount, $230.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United

States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of September 30, 2006, the full amount of these letters of credit was undrawn.

Predecessor

        As of September 30, 2006, we had approximately $712.8 million (net of a $5.5 million discount) outstanding in pre-acquisition promissory notes issued under three separate indentures at an average interest rate of 6.9%. These pre-acquisition promissory notes have maturities ranging from 2006 to 2028.

        As of September 30, 2006, we had approximately €7.6 million outstanding in pre-acquisition Euro denominated medium term notes, in connection with which we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006 and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro denominated medium term notes. Funds sufficient to repay all obligations associated with the remaining €7.6 million of Euro denominated medium term notes at maturity have been placed in escrow for satisfaction of these obligations.

        We also had outstanding as of September 30, 2006 approximately $587.2 million in borrowings, net of a $12.8 million discount, consisting of Pre-Acquisition ABS Notes with an average interest rate of 3.3%. These Pre-Acquisition ABS Notes have maturities ranging from 2007 to 2009. See "U.S. Fleet Debt" for a discussion of the collateralization of the Pre-Acquisition ABS Notes.

Successor

Senior Credit Facilities

        In connection with the Acquisition, Hertz entered into a credit agreement with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consists of a $2,000.0 million secured term loan facility providing for loans denominated in U.S. Dollars, including a delayed draw facility of $293.0 million that may be drawn until August 2007 to refinance certain existing debt. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility. On May 15, 2006, we borrowed approximately $84.9 million under the delayed draw facility and used the proceeds thereof to repay our 6.5% Senior Notes due 2006. On July 10, 2006, the remaining $208.1 million of the delayed draw facility was drawn down to pay down the equivalent amount of borrowings under the Senior ABL Facility. As of September 30, 2006, we had $1,951.3 million in borrowings outstanding under this facility, which is net of a discount of $40.0 million. The term loan facility and the synthetic letter of credit facility will mature on December 21, 2012.

        Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz also entered into a credit agreement with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Deutsche Bank AG, Canada Branch as Canadian Agent and Canadian collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million under a revolving loan facility providing for loans denominated in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited and its subsidiary Western Shut-Down (1995) Ltd. are the Canadian borrowers under the Senior ABL Facility. At September 30, 2006, net of a discount of $23.8 million, Hertz and Matthews Equipment Limited collectively had $28.1 million in borrowings outstanding under this facility and issued $18.6 million in letters of credit. The Senior ABL Facility will mature on December 21, 2010.

        Hertz's obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent, and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz's obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing.) Consequently, these assets will not be available to satisfy the claims of Hertz's general creditors.

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

        Restrictive covenants in the Senior Term Facility (as amended) permit cash dividends to be paid to Hertz Holdings (i) in an aggregate amount not to exceed the greater of a specified minimum amount and 1.0% of consolidated tangible assets less certain investments, (ii) in additional amounts at any time, up to a specified available amount determined by reference to, among other things, consolidated net income immediately prior to the time of the payment or making of such dividend, payment or distribution and (iii) in additional amounts at any time, up to a specified amount of certain equity contributions made by Hertz Holdings to Hertz.

        Restrictive covenants in the Senior ABL Facility (as amended) permit cash dividends to be paid to Hertz Holdings in an aggregate amount, taken together with certain other investments, acquisitions and optional prepayments, not to exceed $100 million. Hertz may also pay additional cash dividends under the Senior ABL Facility at any time, and in any amount, so long as (a) there is at least $250 million of availability under the facility after giving effect to the proposed dividend, (b) if certain other payments when taken together with the proposed dividend would exceed $50 million in a 30-day period, Hertz can demonstrate projected average availability in the following six-month period of $50 million or more and (c) (i) Hertz can demonstrate pro forma compliance with the consolidated leverage ratio and consolidated fixed charge coverage ratio set forth in the Senior ABL Facility or (ii) the amount of the proposed dividend does not exceed the sum of (x) the greater of a specified minimum amount and 1.0% of consolidated tangible assets plus (y) a specified available amount determined by reference to, among other things, consolidated net income immediately prior to the time of the payment or making of such dividend, payment or distribution plus (z) a specified amount of certain equity contributions made by Hertz Holdings to the borrowers under such facility.

        On June 30, 2006, we entered into amendments to each of our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in these credit facilities to enter into certain sale and leaseback transactions, to pay dividends (subject to the limitations described above) and, in the case of the amendment to the Senior Term Facility, to make investments. The amendment to the Senior Term Facility also permits us to use proceeds of the unused portion of the $293.0 million delayed draw facility to repay borrowings outstanding under the Senior ABL Facility. As previously noted, on July 10, 2006, the remaining $208.1 million of the delayed draw facility was drawn down to pay down the equivalent amount of borrowings under the Senior ABL Facility.

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

        As of September 30, 2006, $2,085.3 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. For the nine months ended September 30, 2006, we incurred foreign currency transaction losses on our Senior Euro Notes of $19.2 million, which are recorded in the consolidated statement of operations in "Selling, general and administrative" expense. The Senior Notes will mature on January 1, 2014, and the Senior Subordinated Notes will mature on January 1, 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Hertz's obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

        Both the indenture for the Senior Notes and the indenture for the Senior Subordinated Notes contain covenants that, among other things, limit the ability of Hertz and its restricted subsidiaries, described in the respective indentures, to incur more debt, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with Hertz's affiliates. The indenture for the Senior Subordinated Notes also contains subordination provisions and limitations on the types of liens that may be incurred. The indentures also contain certain mandatory and optional prepayment or redemption provisions and provide for customary events of default.

        The restrictive covenants in the indentures governing the Senior Notes and the Subordinated Notes permit Hertz to make loans, advances, dividends or distributions to Hertz Holdings in an amount determined by reference to consolidated net income for the period from October 1, 2005 to the end of the most recently ended fiscal quarter for which consolidated financial statements of Hertz are available, so long as Hertz's consolidated coverage ratio remains greater than or equal to 2.00:1.00 after giving pro forma effect to such restricted payments. Hertz is also permitted to make restricted payments to Hertz Holdings in an amount not exceeding the greater of a specified minimum amount and 1% of consolidated tangible assets (which payments are deducted in determining the amount available as described in the preceding sentence), and in amount equal to certain equity contributions to Hertz. After the initial public offering of a parent company of Hertz, Hertz is also permitted to make restricted payments to such parent company in an amount not to exceed in any fiscal year 6% of the aggregate gross proceeds received by The Hertz Corporation through a contribution to equity capital from such offering to enable the public parent company to pay dividends to its stockholders.

Fleet Financing

        U.S. Fleet Debt.    In connection with the Acquisition, Hertz Vehicle Financing LLC, or "HVF," a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, or the "ABS Indenture," dated as of the Closing Date, with BNY Midwest Trust Company as trustee, and a number of related supplements to the ABS Indenture, each dated as of the Closing Date, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the "ABS Supplement." On the Closing Date, HVF, as issuer, issued approximately $4,300.0 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement. HVF also issued approximately $1,500.0 million of variable funding notes in two series, none of which were funded at closing. As of September 30, 2006, $4,299.9 million (net of a $0.1 million discount) and $82.0 million in borrowings were outstanding in the form of these medium term notes and variable funding notes, respectively.

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

        In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with

SFAS 133. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. As of September 30, 2006 and December 31, 2005, the fair value of the HVF Swaps were $50.2 million and $37.0 million, respectively, which are reflected in the condensed consolidated balance sheet in "Prepaid expenses and other assets." For the nine months ended September 30, 2006, we recorded a benefit of $1.0 million in the consolidated statement of operations associated with previously recognized ineffectiveness of the HVF Swaps.

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

        International Fleet Debt.    In connection with the Acquisition, Hertz International, Ltd., or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL's subsidiaries or as non-affiliated "orphan" companies), or "SPEs," entered into revolving bridge loan facilities providing commitments to lend, in various currencies up to an aggregate amount equivalent to approximately $3,103.4 million (calculated as of September 30, 2006), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL's subsidiaries (all of which are organized outside the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL's subsidiaries organized outside North America or one or more SPEs, as the case may be. As of September 30, 2006, the foreign currency equivalent of $2,382.3 million in borrowings was outstanding under these facilities, net of a $6.7 million discount. These facilities are referred to collectively as the "International Fleet Debt Facilities."

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

        The International Fleet Debt Facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt Facilities) that, among other things, limit or restrict the ability of HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the International Fleet Debt Facilities as of the closing of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt Facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL's ability to pay dividends to Hertz as of September 30, 2006, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

        The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt Facilities. As of September 30, 2006 and December 31, 2005, there were $56.3 million and $95.6 million, respectively, of such capital lease financings outstanding.

        In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions give HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions mature on March 15, 2007. As of September 30, 2006, the fair value of the swaptions was €0.9 million (or $1.2 million), which is reflected in the condensed consolidated balance sheet in "Prepaid expenses and other assets." During the quarter and nine months ended September 30, 2006, the fair value adjustments related to these swaps were a loss of $2.6 million and $3.0 million, respectively, which were recorded in the consolidated statement of operations in "Selling, general and administrative" expense.

        Fleet Financing Facility.    On September 29, 2006, Hertz and PUERTO RICANCARS, INC., a Puerto Rican corporation and wholly owned indirect subsidiary of Hertz, or "PR Cars," entered into a credit agreement to finance the acquisition of Hertz's and/or PR Cars' fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, U.S. Virgin Islands, or the "Fleet Financing Facility," with the several banks and other financial institutions from time to time party thereto as lenders, GELCO Corporation d.b.a. GE Fleet Services, or the "Fleet Financing Agent," as administrative agent, as collateral agent for collateral owned by Hertz and as collateral agent for collateral owned by PR Cars. Affiliates of Merrill Lynch & Co. are lenders under the Fleet Financing Facility.

        The Fleet Financing Facility provides (subject to availability under a borrowing base) a revolving credit facility of up to $275.0 million to Hertz and PR Cars. On September 29, 2006, Hertz borrowed $124.0 million under this facility to refinance other debt. The borrowing base formula is subject to downward adjustment upon the occurrence of certain events and (in certain other instances) at the permitted discretion of the Fleet Financing Agent.

        The Fleet Financing Facility will mature on December 21, 2011, but Hertz and PR Cars may terminate or reduce the commitments of the lenders thereunder at any time. The Fleet Financing Facility is subject to mandatory prepayment in the amount by which outstanding extensions of credit to Hertz or PR Cars exceed the lesser of the Hertz or PR Cars borrowing base, as applicable, and the commitments then in effect.

        The obligations of each of the borrowers under the Fleet Financing Facility are guaranteed by each of Hertz's direct and indirect domestic subsidiaries (other than subsidiaries whose only material assets consist of securities and debt of foreign subsidiaries and related assets, subsidiaries involved in the ABS Program or other similar special purpose financings, subsidiaries with minority ownership positions, certain subsidiaries of foreign subsidiaries and certain immaterial subsidiaries). In addition, the obligations of PR Cars are guaranteed by Hertz. The obligations of Hertz under the Fleet Financing Facility and the other loan documents, including, without limitation, its guarantee of PR Cars' obligations under the Fleet Financing Facility, are secured by security interests in Hertz's rental car fleet in Hawaii and by certain assets related to Hertz's rental car fleet in Hawaii and Kansas, including, without limitation, manufacturer repurchase program agreements. PR Cars' obligations under the Fleet Financing Facility and the other loan documents are secured by security interests in PR Cars' rental car fleet in Puerto Rico and St. Thomas, U.S. Virgin Islands and by certain assets related thereto.

        At the applicable borrower's election, the interest rates per annum applicable to the loans under the Fleet Financing Facility will be based on a fluctuating rate of interest measured by reference to either (1) LIBOR plus a borrowing margin of 125 basis points or (2) an alternate base rate of the prime rate plus a borrowing margin of 25 basis points. As of September 30, 2006, the average interest rate was 8.5% (prime rate based). This was converted to a LIBOR based loan with a rate of 6.57% on October 16, 2006.

        The Fleet Financing Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to create liens, dispose of assets, engage in mergers, enter into agreements which restrict liens on the Fleet Financing Facility collateral or Hertz's rental car fleet in Kansas or change the nature of their business.

Credit Facilities

        As of September 30, 2006, the following credit facilities were available for our use:

  •
  The Senior Term Facility had $8.3 million available under the letter of credit facility. No amounts were available to refinance certain existing debt under the delayed draw facility.

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,548.1 million of remaining capacity, all of which was available under the borrowing base limitation and $181.4 million of which was available under the letter of credit facility sublimit.

  •
  The International Fleet Debt Facilities had the foreign currency equivalent of approximately $713.0 million of remaining capacity and $239.3 million available under the borrowing base limitation.

  •
  The U.S. Fleet Debt had approximately $1,418.0 million of remaining capacity and $18.0 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The Fleet Financing Facility had approximately $151.0 million of remaining capacity and $0.2 million available under the borrowing base limitation.

        As of September 30, 2006, substantially all of our assets are pledged under one or more of the facilities noted above. We are currently in compliance with all of the covenants contained in the various facilities noted above that are currently applicable to us.

Note 8—Employee Retirement Benefits

        The following table sets forth the net periodic pension and postretirement health care and life insurance expense (in millions of dollars):

	Quarter Ended September 30,
	Pension Benefits				Health Care & Life Insurance (U.S.)
	U.S.	Non-U.S.	U.S	Non-U.S
	Successor		Predecessor		Successor	Predecessor
	2006		2005		2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$7.0	$2.3	$6.3	$2.0	$0.1	$0.1
Interest cost	5.9	2.1	5.1	1.6	0.1	0.2
Expected return on plan assets	(5.9)	(2.2)	(5.5)	(1.7)	—	—
Amortization:
Amendments	—	—	0.2	—	—	—
Losses and other	—	0.1	0.8	0.4	(0.1)	0.1

Net pension/postretirement expense	$7.0	$2.3	$6.9	$2.3	$0.1	$0.4

	Nine Months Ended September 30,
	Pension Benefits				Health Care & Life Insurance (U.S.)
	U.S.	Non-U.S.	U.S	Non-U.S
	Successor		Predecessor		Successor	Predecessor
	2006		2005		2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$21.0	$6.8	$18.5	$5.5	$0.3	$0.3
Interest cost	16.7	6.0	14.9	4.9	0.6	0.7
Expected return on plan assets	(18.0)	(5.9)	(16.2)	(4.4)	—	—
Amortization:
Amendments	—	—	0.4	—	—	—
Losses and other	—	0.3	2.7	1.4	(0.1)	0.2
Settlement loss	—	—	1.1	—	—	—

Net pension/postretirement expense	$19.7	$7.2	$21.4	$7.4	$0.8	$1.2

        Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. For the nine months ended September 30, 2006, we contributed $24.1 million to our worldwide pension plans, including a discretionary contribution of $15.6 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

        We also participate in various "multiemployer" pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdrew from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that in expense on our statement of operations and as a liability on our balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. We currently do not expect to incur any material withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

Note 9—Hertz Holdings Stock Incentive Plan

        On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan." The Stock Incentive Plan provides for the sale of Hertz Holdings common stock to our named executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings common stock to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by the stockholders of Hertz Holdings on March 8, 2006.

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

        During the second quarter of 2006, Hertz Holdings made an equity offering to approximately 350 of our executives and key employees (not including Craig R. Koch, our Chairman of the Board and former Chief Executive Officer). The shares sold and options granted to our employees in connection with this equity offering are subject to and governed by the terms of the Stock Incentive Plan. The offering closed on May 5, 2006. In connection with this offering, Hertz Holdings sold 1,757,354 shares at a purchase price of $10.00 per share and granted options to purchase an additional 2,786,354 shares at an exercise price of $10.00 per share ($5.68 per share after adjustment for the Hertz Holdings Dividend—see Note 12—Related Party Transactions). In addition, on May 18, 2006, Hertz Holdings granted our key executives and employees (except for Mr. Koch) options to acquire an additional 9,515,000 shares of Hertz Holdings common stock at $10.00 per share ($5.68 per share after adjustment for the Hertz Holdings Dividend), 800,000 shares at $15.00 per share ($10.68 per share after adjustment for the Hertz Holdings Dividend) and 800,000 shares at $20.00 per share ($15.68 per share after adjustment for the Hertz Holdings Dividend). These options are subject to and governed by the terms of the Stock Incentive Plan. The $10.00 per share purchase price and exercise price was based on the Board's determination of the fair market value of the common stock of Hertz Holdings as of the grant date, as supported by an independent third party valuation.

        On June 12, 2006, Mr. Koch purchased 50,000 shares of common stock of Hertz Holdings at a purchase price of $10.00 per share ($5.68 per share after adjustment for the Hertz Holdings Dividend) and received options to purchase an additional 100,000 shares at a purchase price of $10.00 per share ($5.68 per share after adjustment for the Hertz Holdings Dividend). On August 15, 2006, the options issued to Mr. Koch in June 2006 were cancelled and he was issued options to purchase 112,000 shares of common stock of Hertz Holdings at an exercise price of $7.68 per share. Hertz Holdings will make a payment to Mr. Koch in connection with his share purchase equal to $80,000.

        On August 15, 2006, certain newly-hired employees purchased an aggregate of 20,000 shares at a price of $7.68 per share and were granted options to purchase 220,000 shares of Hertz Holdings stock at an exercise price of $7.68 per share. Also on August 15, 2006, in accordance with the terms of his employment agreement, Mr. Frissora purchased 1,056,338 shares of common stock of Hertz Holdings at a price of $5.68, which was $2.00 below the fair market value of $7.68 on that date, and was granted options to purchase 800,000 shares of Hertz Holdings at an exercise price of $7.68 per share, 400,000 options at an exercise price of $10.68 per share and 400,000 options at an exercise price of $15.68 per share. All of Mr. Frissora's options will vest 20% per year on the first five anniversaries of the date of commencement of his employment and will have a ten year term.

        We have subsequently determined that the fair value of the common stock of Hertz Holdings as of August 15 was $16.37 per share, rather than the $7.68 that had originally been determined at that time and which we use for purposes of the Stock Incentive Plan and federal income tax purposes. Consequently, we recognized compensation expense of approximately $13.0 million, including amounts for a tax gross-up on the initial $2.00 discount to fair market value in accordance with Mr. Frissora's employment agreement, in the quarter ended September 30, 2006. See "Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations—Hertz Holdings Stock Incentive Plan."

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

        The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Because the stock of Hertz Holdings is not publicly traded, we have used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of the common stock price as an assumption in the valuation model. We measure the compensation cost related to employee stock options based on the calculated value instead of fair value of the options because we cannot reasonably estimate the volatility of the common stock. We selected the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we used the U.S. large capitalization component, which includes the top 70% of the index universe (by market value).

        The calculation of the historical volatility of the index was made using the daily historical closing values of the index for the preceding 6.5 years, because that is the expected term of the options predominantly using the simplified approach allowed under SAB No. 107.

        The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity of 6.5 years as of the grant date, which is the expected term of the options. The assumed dividend yield is zero. We assume that each year 1% of the options that are outstanding but not vested will be forfeited because of employee attrition.

Assumption	2006 Grants
Expected volatility	50.2%
Expected dividends	0.0%
Expected term (years)	6.5
Risk-free rate	4.89%–5.07%
Forfeiture rate (per year)	1.0%

        A summary of option activity under the Stock Incentive Plan as of September 30, 2006 is presented below. All of the outstanding options are non-vested and not exercisable.

	Non-vested Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Calculated Value
Non-vested as of January 1, 2006	—	$—	$—
Granted	15,833,354	6.96	5.98
Vested	—	—	—
Forfeited or Expired	—	—	—

Non-vested as of September 30, 2006	15,833,354	$6.96	$5.98

        During the quarter and nine months ended September 30, 2006, we recognized compensation cost of approximately $5.5 million ($3.3 million, net of tax) and $7.5 million ($4.5 million, net of tax), respectively, and, as of September 30, 2006, there was approximately $98.5 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Stock Incentive Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect the special cash dividend of $4.32 per share that was paid on June 30, 2006. These remaining costs are expected to be recognized over the remainder of the five-year requisite service period that began on the grant date.

Note 10—Segment Information

        We follow SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

        Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two segments: rental of cars and light trucks, or "car rental," and rental of industrial, construction and material handling equipment, or "equipment rental." The contributions of these segments, as well as "corporate and other," to revenues and income (loss) before income taxes and minority interest for the quarter and nine months ended September 30, 2006 and 2005 are summarized below (in thousands of dollars). Corporate and other includes general corporate expenses, certain interest expense (including unallocated Acquisition related interest after the Closing Date), as well as other business activities such as third-party claim management services.

	Quarter Ended September 30,
	Revenues		Income (Loss) Before Income Taxes and Minority Interest
	Successor	Predecessor	Successor		Predecessor
	2006	2005	2006		2005
Car rental	$1,785,535	$1,730,941	$204,656	(1)(2)	$191,898	(5)
Equipment rental	453,025	390,944	84,397	(3)	95,417	(6)
Corporate and other	2,034	1,745	(101,520	)(4)	(23,019	)(7)

Total	$2,240,594	$2,123,630	$187,533		$264,296

	Nine Months Ended September 30,
	Revenues		Income (Loss) Before Income Taxes and Minority Interest
	Successor	Predecessor	Successor		Predecessor
	2006	2005	2006		2005
Car rental	$4,825,346	$4,599,954	$283,072	(1)(2)	$325,249	(5)
Equipment rental	1,236,591	1,021,142	190,251	(3)	167,289	(6)
Corporate and other	5,884	5,436	(291,541	)(4)	(38,209	)(7)

Total	$6,067,821	$5,626,532	$181,782		$454,329

(1)
Includes a $0.5 million and $4.1 million decrease in depreciation expense related to a change in revenue earning vehicle depreciation rates in our domestic car rental operations for the quarter and nine months ended September 30, 2006, respectively.

(2)
Includes a $5.3 million and $7.2 million increase in depreciation expense related to a change in revenue earning vehicle depreciation rates in our international car rental operations for the quarter and nine months ended September 30, 2006, respectively.

(3)
Includes a $2.7 million and $13.2 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our U.S. and Canadian equipment rental operations for the quarter and nine months ended September 30, 2006, respectively.

(4)
Includes $73.5 million and $224.3 million of net interest expense on corporate debt for the quarter and nine months ended September 30, 2006, respectively.

(5)
Includes a $5.5 million and $15.6 million decrease in depreciation expense related to a change in revenue earning vehicle depreciation rates in our domestic car rental operations for the quarter and nine months ended September 30, 2005, respectively.

(6)
Includes a $4.3 million and $9.1 million decrease in depreciation expense related to a change in revenue earning equipment depreciation rates in our U.S. and Canadian equipment rental operations for the quarter and nine months ended September 30, 2005, respectively.

(7)
Includes interest expense of $16.3 million and $20.0 million on an intercompany note payable to Ford Holdings LLC (relating to a dividend declared and paid on June 10, 2005) for the quarter and nine months ended September 30, 2005, respectively.

        The increase in total assets from December 31, 2005 to September 30, 2006 in our condensed consolidated balance sheet was primarily due to an increase in revenue earning vehicles in our car rental segment.

Note 11—Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) as of September 30, 2006 and December 31, 2005 includes (in thousands of dollars) an accumulated translation gain of $56,092 and an accumulated translation loss of $3,394, respectively, and an unrealized gain on cash flow hedges of $3,266 and unrealized loss on cash flow hedges of $4,078, respectively. Comprehensive income (loss) for the quarters and nine months ended September 30, 2006 and 2005 was as follows (in thousands of dollars):

	Successor	Predecessor
	Quarter Ended September 30,
	2006	2005
Net income	$121,474	$205,221

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,368)	(2,347)
Unrealized gain (loss) on available-for-sale securities	35	(15)
Change in fair value of cash flow hedges	(41,464)	—

Total other comprehensive loss	(44,797)	(2,362)

Comprehensive income	$76,677	$202,859

	Successor	Predecessor
	Nine Months Ended September 30,
	2006	2005
Net income	$90,219	$325,296

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	59,486	(108,545)
Unrealized loss on available-for-sale securities	(14)	(1)
Change in fair value of cash flow hedges	7,344	—

Total other comprehensive income (loss)	66,816	(108,546)

Comprehensive income	$157,035	$216,750

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

        During the nine months ended September 30, 2006, we purchased cars from Ford and its subsidiaries at a cost of approximately $3,703.8 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $2,304.8 million.

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

        At the time of the Acquisition, no election was made under Section 338(h)(10) of the Internal Revenue Code. Such an election, which required the consent of Ford, would have had to be made on or prior to September 15, 2006 and might have increased the purchase price. The election was not made.

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

Relationship with Hertz Holdings, Hertz Investors, Inc. and the Sponsors

Proposed Initial Public Offering

        On July 14, 2006, Hertz Holdings filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the proposed initial public offering, or "IPO," of its common stock. The securities to be offered in the proposed IPO will include shares to be issued and sold by Hertz Holdings and may include shares to be sold by certain current stockholders of Hertz Holdings. See "Financing Arrangements with Related Parties" below.

        Hertz Holdings intends to use the net proceeds to it from the offering to repay borrowings outstanding under the $1.0 billion Hertz Holdings Loan Facility (as defined below). Borrowings under this facility were used to pay on June 30, 2006 a special cash dividend of $4.32 per share, or approximately $999.2 million in the aggregate, to Hertz Holdings' common stockholders, or the "Hertz Holdings Dividend." The remainder of the net proceeds, if any, of the IPO will be used to pay a special cash dividend to be payable upon completion of the proposed IPO to holders of record of the common stock of Hertz Holdings on the date of declaration.

Hertz Holdings Loan Facility and Dividend

        On June 30, 2006, Hertz Holdings entered into a loan facility with Deutsche Bank, AG, New York Branch, Lehman Commercial Paper Inc., Merrill Lynch Capital Corporation, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. or affiliates thereof, providing for a loan of $1.0 billion, or the "Hertz Holdings Loan Facility," for the purpose of paying special cash dividends to the holders of its common stock and paying fees and expenses related to the facility. The Hertz Holdings Loan Facility will mature on June 30, 2007. However, unless a bankruptcy default has occurred and is continuing, at our option, the Hertz Holdings Loan Facility will be converted into, at our option, an equal aggregate principal amount of any of, or any combination of, senior unsecured notes bearing interest at fixed or floating rates and maturing on either, at our option, June 30, 2014 or June 30, 2016. Up to $500 million aggregate principal amount of such notes may bear interest that is payable in-kind. Under the terms of the Hertz Holdings Loan Facility, Hertz Holdings will be required to pay interest in cash, but only to the extent of funds actually available for distribution by Hertz in accordance with applicable law and the instruments governing certain of Hertz's existing indebtedness. The amount of interest that would otherwise be payable in cash but for restrictions imposed by applicable law or the instruments governing such existing indebtedness will not be due on the applicable interest payment date, but will accrue until such time as sufficient funds are available to pay such deferred interest in cash without violating these restrictions. The borrowing margins applicable to loans under the Hertz Holdings Loan Facility will increase by 1.5% per annum following the six-month anniversary of the closing date of the Hertz Holdings Loan Facility, and by 1.0% per annum during any period in which any deferred interest is outstanding. The Hertz Holdings Loan Facility contains restrictive covenants (including restrictions on Hertz Holdings' ability to pay dividends to its stockholders) that are similar to the restrictions imposed by the indentures governing the Senior Notes and the Senior Subordinated Notes, except that such restrictions apply at the Hertz Holdings level rather than at the level of The Hertz Corporation. Hertz Holdings primarily used the proceeds of the Hertz Holdings Loan Facility, together with cash on hand, to pay on June 30, 2006 the Hertz Holdings Dividend. It is anticipated that the Hertz Holdings Loan Facility will be repaid in whole or in part with the proceeds of the proposed IPO, and, if repaid in full, the restrictive covenants contained therein will be terminated. As of September 30, 2006, the interest rate on the Hertz Holdings Loan Facility was 8.6%.

        See Note 14—Subsequent Events.

Financing Arrangements with Related Parties

        Affiliates of ML Global Private Equity, L.P. and its related funds, which are stockholders of Hertz Holdings, and of Merrill Lynch & Co., one of the underwriters in the proposed IPO of Hertz Holdings' common stock, are lenders under the Hertz Holdings Loan Facility, the Senior Term Facility, the Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes and the Senior Subordinated Notes, acted as structuring advisors and agents under Hertz's asset-backed facilities and acted as dealer managers and solicitation agents for Hertz's tender offers for its existing debt securities in connection with the Acquisition. See Note 7—Debt.

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

Consulting agreements

Sponsor Consulting Agreements

        On the Closing Date, we entered into consulting agreements, or the "Consulting Agreements," with Hertz Holdings and each of the Sponsors (or one of their affiliates), pursuant to which such Sponsor or its affiliate will provide Hertz Holdings, us and our subsidiaries with financial advisory and management consulting services. Pursuant to the Consulting Agreements, we will pay to each of the three Sponsors or its affiliate an annual fee of $1 million for such services, plus expenses, unless the Sponsors unanimously agree to a higher amount. If an individual designated by Clayton, Dubilier & Rice, Inc., or "CD&R," serves as both Chairman of our board of directors and Chief Executive Officer for any quarter, we will pay CD&R an additional fee of $500,000 for that quarter. The Sponsor or its affiliate under each Consulting Agreement also agrees to provide Hertz Holdings and its subsidiaries with financial, investment banking, management advisory and other agreed upon services with respect to proposed transactions, including any proposed acquisition, merger, full or partial recapitalization, reorganization of our structure or shareholdings, or sales of assets or equity interests. In connection with such transactional services, each Consulting Agreement provides that we may pay a fee (together with expenses) which may be based on a percentage of the transaction value, as defined in the agreements. No transactional services fees will paid under the Consulting Agreements in connection with the proposed initial public offering of Hertz Holdings, and none were paid in connection with the

Hertz Holdings Loan Facility. Each Consulting Agreement terminates upon the first to occur of (i) the consummation of an initial public offering by Hertz Holdings, if a majority of the Sponsor-designated directors have requested the termination of all Consulting Agreements, (ii) December 21, 2015, (iii) the date the applicable Sponsor and its affiliates cease to own at least 25% of the Hertz Holdings common stock it held on the Closing Date, and (iv) upon notice by the applicable Sponsor or its affiliate. We reevaluated our need for the Consulting Agreements in connection with the proposed initial public offering of the common stock of Hertz Holdings. In connection with this reevaluation, we determined it would be in our best interest to terminate the Consulting Agreements following the consummation of the proposed initial public offering, and the Sponsors agreed to terminate these agreements at that time for a fee of $5 million ($15 million in the aggregate).

Other Consulting Arrangements

        On September 29, 2006, we entered into an agreement with Tenzing Consulting LLC, a management consulting firm in which Thomas McLeod, who is the brother-in-law of our director David H. Wasserman, is a principal. Under the arrangement, Tenzing Consulting LLC will provide supply chain management and corporate purchasing management consulting over an engagement period to be determined. In exchange for these services, Tenzing Consulting LLC will receive fees of $25,000 per week, plus reimbursement of out-of-pocket expenses. The total amount of such fees and expenses are not expected to exceed $250,000.

Guarantees

        Our obligations under the Senior Term Facility and Senior ABL Facility are guaranteed by Hertz's immediate parent, Hertz Investors, Inc. See Note 7—Debt.

Indemnification agreements

        On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We have not recorded any liability because these liabilities are considered to be de minimis.

Other

        In connection with the Acquisition, Hertz paid a fee of $25 million to each Sponsor and reimbursed certain expenses of the Sponsors and their affiliates. Of this amount, $35 million has been recorded as deferred finance charges and $40 million has been recorded as direct costs of the Acquisition. In addition, an affiliate of one of the Sponsors was engaged to provide advisory services to the Sponsors and was paid a fee of $5 million. This affiliate is in the business of providing such services and was engaged by the Sponsors in an arm's-length transaction.

Note 13—Commitments and Contingencies

Off-Balance Sheet Commitments

        As of September 30, 2006 and December 31, 2005, the following guarantees (including indemnification commitments) were issued and outstanding:

Indemnifications

        In the ordinary course of business, we execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable and estimable. The types of indemnifications for which payments are possible include the following:

Sponsors; Directors

        On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors. See Note 12—Related Party Transactions.

Environmental

        We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of September 30, 2006 and December 31, 2005, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $3.8 million and $3.9 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

        There were no material changes in the legal proceedings described in our 10-K for the fiscal year ended December 31, 2005 that we are required to be disclosed in response to Item 303 of Regulation S-K. The following recent developments pertaining to legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2005 is furnished on a supplemental basis:

        On August 11, 2006, the plaintiffs' request to seek an interlocutory appeal of the court's denial of class certification in Jennifer Myers, individually and on behalf of all others similarly situated, v. The Hertz Corporation was denied. Plaintiffs are now seeking class certification for a New York class on their derivative New York state labor law claims.

        On October 5, 2006, the plaintiff's petition for certification of its discretionary appeal to the New Jersey Supreme Court in Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation was denied.

        On August 3, 2006, a hearing was held on plaintiff's amended motion for class certification in Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation with no decision rendered to date. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charges a Fuel and Service Charge, or "FSC," in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We are appealing this order.

        On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd. purports to be a nationwide class action on behalf of persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver or "LDW" charge. The plaintiff also indicates that it may seek to expand its complaint and class definitions to include all persons who were charged an "Environmental Recovery Fee" by HERC. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff seeks an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violate the New Jersey Consumer Fraud Act. The complaint also asks for attorneys' fees and costs. We have not yet filed a responsive pleading.

        On October 13, 2006, Janet Sobel, Daniel Dugan, PhD., and Lydia Lee, individually and on behalf of all others similarly situated, v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purports to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise Rent- A-Car Company, or "Enterprise" at airports in Nevada and to whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleges that the airport concession recovery fees violate certain provisions of Nevada law, including Nevada's Deceptive Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asks for attorneys' fees and costs. We have not yet filed a responsive pleading.

Note 14—Subsequent Events

Dividends to Hertz Holdings

        On October 10, 2006, we paid a cash dividend to Hertz Holdings in the amount of $5.1 million, in connection with Hertz Holdings' periodic payment of interest on the amounts due under the Hertz Holdings Loan Facility. On November 10, 2006, we paid an additional cash dividend to Hertz Holdings in the amount of $10.3 million representing the additional interest estimated to be due under the Hertz Holdings Loan Facility since the last interest payment date through the proposed initial public offering.

Director Stock Incentive Plan

        On October 12, 2006, the Board of Directors of Hertz Holdings approved a Director Stock Incentive Plan. The stockholders of Hertz Holdings approved the Director Stock Incentive Plan on October 20, 2006. The Director Stock Incentive Plan provides for the grant of shares of common stock of Hertz Holdings, options to purchase shares of common stock of Hertz Holdings and "phantom shares," which are the right to receive shares of common stock of Hertz Holdings at a specified point in the future. A maximum of 3,500,000 shares are reserved for issuance under the Director Stock Incentive Plan.

        Options granted under the Director Stock Incentive Plan must be granted at an exercise price no less than fair market value of such shares on the date of grant. Options granted as part of a director's annual retainer fee will be fully vested at the time of grant and will generally have a 10-year term.

        A director may generally elect to receive all or a portion of fees that would otherwise be payable in cash in the form of shares of common stock of Hertz Holdings having a fair market value at such time equal to the amount of such fees. Any such shares will be paid to the director when cash fees would otherwise be payable, although, if a director so chooses, these shares may be payable on a tax-deferred basis in phantom shares, in which case the actual shares of the common stock of Hertz Holdings will be paid to the director promptly following the date on which he or she ceases to serve as a director (or, if earlier, upon a change in control).

        A director will recognize ordinary income upon exercising options granted under the Director Stock Incentive Plan in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and Hertz Holdings will have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual will generally recognize ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and Hertz Holdings will have a corresponding tax deduction at that time.

Stock Incentive Plan

        On October 12, 2006 the Board of Directors of Hertz Holdings approved an amendment to the Stock Incentive Plan such that the number of common shares available for issuance under the Stock

Incentive Plan and the number, class, exercise price or other terms of any outstanding award shall be adjusted by the Board to reflect any extraordinary dividend, stock dividend, stock split or share combination or any recapitalization, merger, consolidation, spin-off, exchange of shares, liquidation or dissolution of Hertz Holdings or other similar transaction affecting the common shares.

        In connection with the special cash dividend to be paid upon the completion of the IPO to holders of Hertz Holdings' common stock, Hertz Holdings' outstanding stock options will be adjusted to preserve the intrinsic value of the options, consistent with applicable tax law and the terms of the Stock Incentive Plan.

        We will have an unrecognized cost of approximately $14.2 million related to the cost of modifying the exercise prices of the stock options for the special cash dividend. The cost has been estimated assuming that the mid-point of the estimated IPO price range, or $17.00, is the fair value of the stock immediately after the payment of the dividend. This cost will be recognized over the remainder of the requisite service period that began on the grant dates.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations

        Certain statements contained or incorporated by reference in this Form 10-Q for the quarter ended September 30, 2006, or this "Report," include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include: our operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease); future acquisitions and dispositions; litigation; potential and contingent liabilities; management's plans; taxes; our ability to implement cost savings measures; and refinancing of existing debt. In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

        We caution you therefore that you should not rely unduly on these forward-looking statements. You should understand the risks and uncertainties discussed in "Part II Item 1A—Risk Factors" included herein and elsewhere in Hertz's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the United States Securities and Exchange Commission, or the "SEC," on April 5, 2006, as amended on April 28, 2006 and on July 14, 2006, or our "10-K," could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

        Unless the context otherwise requires, in this Report, (i) "we," "us" and "our" mean The Hertz Corporation and its consolidated subsidiaries, (ii) "Hertz," the "registrant," or the "Company" means The Hertz Corporation, our primary operating company and a direct wholly owned subsidiary of Hertz Investors, Inc., (previously known as CCMG Corporation) which is wholly owned by Hertz Holdings (as defined below) (iii) "HERC" means Hertz Equipment Rental Corporation, our wholly owned equipment rental subsidiary, together with our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) "Hertz Holdings" means Hertz Global Holdings, Inc., our top-level holding company (previously known as CCMG Holdings, Inc.), (v) "cars" means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "program cars" means cars subject to manufacturer repurchase, guaranteed depreciation and similar programs and (vii) "equipment" means industrial, construction and material handling equipment.

        We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company, or "Ford," acquired an ownership interest in us in 1987. Prior to this, we were a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired our outstanding capital stock from RCA Corporation in 1985.

        On December 21, 2005, or the "Closing Date," investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity, or collectively the "Sponsors," through CCMG Acquisition Corporation, an indirect, wholly owned subsidiary of Hertz Holdings, acquired all of our common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash and debt refinanced or assumed of $10,116 million and transaction fees and expenses of $439 million.

        We refer to the acquisition of all of our common stock through a wholly owned subsidiary of Hertz Holdings as the "Acquisition." We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the "Transactions."

        To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, the following funds were used:

  •
  equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

  •
  net proceeds from a private placement by CCMG Acquisition Corporation of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the "Senior Dollar Notes," $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the "Senior Subordinated Notes," and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the "Senior Euro Notes." In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the "Senior Notes;"

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

  •
  aggregate borrowings of approximately $400 million by Hertz and one of its Canadian subsidiaries under a new senior asset-based revolving loan facility, or the "Senior ABL Facility," with a maximum borrowing capacity of $1,600 million. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities;"

  •
  aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly owned by us of asset-backed securities backed by our U.S. car rental fleet, or the "U.S. Fleet Debt," all of which we issued under our existing asset-backed notes program, or the "ABS Program;" under which an additional aggregate principal amount of $600 million of previously issued asset-backed medium term notes, or the "Pre-Acquisition ABS Notes," having maturities from 2007 to 2009 remain outstanding following the closing of the Transactions, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the Closing Date;

  •
  aggregate borrowings of the foreign currency equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case as of December 31, 2005), subject to borrowing bases comprised of rental vehicles, and related assets of certain of our foreign subsidiaries (all of which are organized outside the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities are referred to collectively as the "International Fleet Debt Facilities;" and

  •
  our cash on hand in an aggregate amount of approximately $6.1 million.

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

        The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. In the United States, increases of approximately 17% in monthly per-car depreciation costs for 2006 model year cars subject to manufacturer repurchase programs, or "program cars," began to adversely affect our results of operations in the fourth quarter of 2005, as those cars began to enter our fleet. On a comparable basis, we expect 2007 model year program vehicle depreciation costs to rise approximately 20% and per-car depreciation costs for 2007 model year U.S. cars not subject to manufacturer repurchase programs, or "risk cars," to decline slightly. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we expect to purchase as risk cars and other actions we expect to take to mitigate program car cost increases, we expect our net per-car depreciation costs for 2007 model year cars in the United States will increase by approximately 6% from our net per-car depreciation costs for 2006 model year U.S. cars. We began to experience the impact of those cost changes and mitigation actions in the fourth quarter of 2006, as substantial numbers of 2007 model year cars begin to enter our U.S. rental fleet. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures.

        Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and use of our information systems, to help manage our variable costs. Approximately two-thirds of our typical annual operating costs represent variable costs, while the remaining one-third are fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including minimum concession fees, rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand.

        As part of our effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and intend to make adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations, that we believe are necessary and appropriate. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness. We currently anticipate incurring future charges to earnings in connection with the implementation of this strategy; however, we have not yet developed detailed estimates of these expenses. We are currently developing a timeline for the implementation of this strategy and currently expect to complete our planning in late 2006 or early 2007 and begin its implementation at that time.

        In the United States, industry revenues from airport rentals have only in 2004 returned to levels seen before the 2001 recession and the September 11, 2001 terrorist attacks. During the year ended December 31, 2005, we believe car rental pricing among the major U.S. car rental brands declined slightly, as measured by rental rates charged. During the latter part of the fourth quarter of 2005 and the first half of 2006, based on publicly available information, some U.S. car rental providers experienced transaction day growth and pricing increases compared to the comparable prior periods. We experienced higher car rental volumes and pricing in the U.S. for the year ended December 31,

2005 and the first half of 2006. During most of the third quarter of 2006, we experienced a low single digit volume decline versus the prior period, while pricing was positive. The volume decline was the result of running our fleet at a higher utilization level. It is not certain whether these trends will continue during the remainder of 2006. Also, we believe most European car rental companies' pricing moved downward in 2005. During the six months ended June 30, 2006, we experienced moderate transaction day growth in our European operations and our car rental pricing was above the level of pricing during the six months ended June 30, 2005. During the third quarter of 2006, moderate transaction day growth continued while pricing was flat versus the prior period.

        In the two years ended December 31, 2005, we increased the number of our off-airport rental locations in the United States by approximately 33% to approximately 1,400 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $576.9 million, $697.4 million and $843.7 million of our total car rental revenues in the years ended December 31, 2003, 2004 and 2005, respectively. Our expanding U.S. off-airport operations represented $667.9 million and $626.7 million of our total car rental revenues in the nine months ended September 30, 2006 and 2005, respectively. In 2006 and subsequent years, our strategy may include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation.

        From 2001 to 2003, the equipment rental industry experienced downward pricing, measured by the rental rates charged by rental companies. For the years ended December 31, 2004 and 2005 and the first half of 2006, we believe industry pricing, measured in the same way, improved in the United States and Canada but only started to improve towards the end of 2005 in France and Spain. HERC also experienced higher equipment rental volumes worldwide for the year ended December 31, 2005 and the first half of 2006. During the third quarter of 2006, HERC's double-digit volume growth rate versus the prior year continued, albeit at a somewhat reduced pace from the first half of 2006, while pricing remained positive. HERC slightly contracted its network of equipment rental locations during the 2001 to 2003 downturn in construction activities. HERC added five new locations in the United States in 2004 and six new locations in 2005. During the nine months ended September 30, 2006, HERC added nine new U.S. locations and two new Canadian locations, and expects to add one additional new location in the United States during the remainder of the year. In its U.S. expansion, we expect HERC will incur non-fleet start-up costs of approximately $600,000 per location and additional fleet acquisition costs over an initial twelve-month period of approximately $5.4 million per location.

        Based upon early indications, our expectations for revenues in the fourth quarter of 2006, versus the comparable period last year, are for low- to mid-single-digit growth in our car rental segment, based on volume and pricing improvement, and low double-digit growth in our equipment rental segment, based on volume and pricing improvement. However, as discussed in the introductory paragraph to "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, there can be no assurance that our revenues, volume and pricing in the fourth quarter of 2006 will not be materially different from this estimate.

        The following discussion and analysis provides information that management believes to be relevant to an understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our unaudited interim condensed consolidated financial statements included in this Report.

Quarter ended September 30, 2006 Compared with Quarter ended September 30, 2005

Summary

        The following table sets forth our consolidated statements of operations and the percentage of revenues represented by items in our consolidated statements of operations for the quarters ended September 30, 2006 and 2005 (in thousands of dollars):

			Percentage of Revenues
	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30,		Quarter Ended September 30,
	2006	2005	2006	2005

Revenues:
Car rental	$1,753,269	$1,701,524	78.3%	80.1%
Equipment rental	452,850	390,850	20.2	18.4
Other	34,475	31,256	1.5	1.5

Total revenues	2,240,594	2,123,630	100.0	100.0

Expenses:
Direct operating	1,176,782	1,120,285	52.5	52.8
Depreciation of revenue earning equipment	467,913	432,466	20.9	20.4
Selling, general and administrative	182,195	165,419	8.2	7.8
Interest, net of interest income	226,171	141,164	10.1	6.6

Total expenses	2,053,061	1,859,334	91.7	87.6

Income before income taxes and minority interest	187,533	264,296	8.3	12.4
Provision for taxes on income	(61,084)	(54,623)	(2.7)	(2.5)
Minority interest	(4,975)	(4,452)	(0.2)	(0.2)

Net income	$121,474	$205,221	5.4%	9.7%

        The following table sets forth certain of our selected car rental, equipment rental and other operating data for the quarters ended, or as of, September 30, 2006 and 2005:

	Successor	Predecessor
	Quarter Ended, or as of September 30,
	2006	2005
Selected Car Rental Operating Data:
Worldwide transaction days (in thousands)(a)	34,716	34,674
Domestic	22,884	23,406
International	11,832	11,268
Worldwide rental rate revenue per transaction day(b)	$42.82	$42.56
Domestic	$43.69	$43.12
International	$41.14	$41.41
Worldwide average number of company-operated cars during the period	474,100	476,000
Domestic	305,200	313,700
International	168,900	162,300
Worldwide revenue earning equipment, net (in millions of dollars)	$8,141.1	$8,574.2
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(c)	$397.9	$349.6
Same store revenue growth(d)	14.8%	21.8%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,182.2	$2,723.3
Revenue earning equipment, net (in millions of dollars)	$2,523.3	$1,975.9
Other Operating Data:
EBITDA(e) (in millions of dollars)	$940.5	$880.7
Corporate EBITDA(e) (in millions of dollars)	485.0	452.4

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day for the quarters ended September 30, 2006 and 2005 (in millions of dollars, except as noted):

	Successor	Predecessor
	Quarter Ended September 30,
	2006	2005
Car rental revenue per statement of operations	$1,753.3	$1,701.5
Non-rental rate revenue	(226.7)	(212.6)
Foreign currency adjustment	(40.1)	(13.1)

Rental rate revenue	$1,486.5	$1,475.8

Transaction days (in millions)	34.716	34.674
Rental rate revenue per transaction day (in whole dollars)	$42.82	$42.56
(c)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue for the quarters ended September 30, 2006 and 2005 (in millions of dollars):

	Successor	Predecessor
	Quarter Ended September 30,
	2006	2005
Equipment rental revenue per statement of operations	$452.9	$390.8
Equipment sales and other revenue	(50.0)	(41.4)
Foreign currency adjustment	(5.0)	0.2

Rental and rental related revenue	$397.9	$349.6

(d)
Same store revenue growth represents the change in the current period total same store revenue over the prior period total same store revenue as a percentage of the prior period. The same store revenue amounts are adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends.

(e)
We present EBITDA and Corporate EBITDA in this report to provide investors with supplemental measures of our operating performance and liquidity and, in the case of Corporate EBITDA, information utilized in the calculation of the financial covenants under our senior credit facilities. EBITDA, as used in this report, is defined as consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization. Corporate EBITDA differs from the term "EBITDA" as it is commonly used. Corporate EBITDA, as used in this report, means "EBITDA" as that term is defined under our senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully defined in the agreements governing our senior credit facilities. The other items excluded in this calculation include, but are not limited to: non-cash expenses and charges; extraordinary, unusual or non-recurring gains or losses; gains or losses associated with the sale or writedown of assets not in the ordinary course of business; certain management fees paid to the Sponsors; and earnings to the extent of cash dividends or distributions paid from non-controlled affiliates. Further, the covenants in our senior credit facilities are calculated using Corporate EBITDA for the most recent four fiscal quarters as a whole. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or for any complete fiscal year.

  Management uses EBITDA and Corporate EBITDA as performance and cash flow metrics for internal monitoring and planning purposes, including the preparation of our annual operating budget and monthly operating reviews, as well as to facilitate analysis of investment decisions. In addition, both metrics are important to allow us to evaluate profitability and make performance trend comparisons between us and our competitors. Further, we believe EBITDA and Corporate EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industries.

  EBITDA is also used by management and investors to evaluate our operating performance exclusive of financing costs and depreciation policies. Further, because we have two business segments that are financed differently and have different underlying depreciation characteristics, EBITDA enables investors to isolate the effects on profitability of operating metrics such as revenue, operating expenses and selling, general and administrative expenses. In addition to its use to monitor performance trends, EBITDA provides a comparative metric to management and investors that is consistent across companies with different capital structures and depreciation policies. This enables management and investors to compare our performance on a consolidated basis and on a segment basis to that of our peers. In addition, our management uses consolidated EBITDA as a proxy for cash flow available to finance fleet expenditures and the costs of our capital structure on a day-to-day basis so that we can more easily monitor our cash flows when a full statement of cash flows is not available.

  Corporate EBITDA also serves as an important measure of our performance. Corporate EBITDA for our car rental segment enables us to assess our operating performance inclusive of fleet management performance, depreciation assumptions and the cost of financing our fleet. In addition, Corporate EBITDA for our car rental segment allows us to compare our performance, inclusive of fleet mix and financing decisions, to the performance of our competitors. Since most of our competitors utilize asset-backed fleet debt to finance fleet acquisitions, this measure is relevant for evaluating our operating efficiency inclusive of our fleet acquisition and utilization. For our equipment rental segment, Corporate EBITDA provides an appropriate measure of performance because the investment in our equipment fleet is longer-term in nature than for our car rental segment and, therefore, Corporate EBITDA allows management to assess operating performance exclusive of interim changes in depreciation assumptions. Further, unlike our car rental segment, our equipment rental fleet is not financed through separate securitization-based fleet financing facilities, but rather through our corporate debt. Corporate EBITDA for our equipment rental segment is a key measure used to make investment decisions because it enables us to evaluate return on investments. For both segments, Corporate EBITDA provides a relevant profitability metric for use in comparison of our performance against our public peers, many of whom publicly disclose a comparable metric. In addition, we believe that investors, analysts and rating agencies consider EBITDA and Corporate EBITDA useful in measuring our ability to meet our debt service obligations and make capital expenditures. Several of our material debt covenants are based on financial ratios utilizing Corporate EBITDA and non-compliance with those covenants could result in the requirement to immediately repay all amounts outstanding under those agreements, which could have a material adverse effect on our results of operations, financial position and cash flows.

  EBITDA and Corporate EBITDA are not recognized measurements under GAAP. When evaluating our operating performance or liquidity, investors should not consider EBITDA and Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. EBITDA and Corporate EBITDA may have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA and Corporate EBITDA differently than we do, EBITDA may not be, and Corporate EBITDA as presented in this filing is not, comparable to similarly titled measures reported by other companies.

  The calculations of Pro forma Corporate EBITDA in the table below reflect historical financial data except for car rental fleet interest for the Predecessor quarter and nine months ended September 30, 2005, which has been calculated on a pro forma basis to give effect to our new capital structure as if the fleet financings associated with the Transactions had occurred on January 1, 2005. This calculation may not be representative of the calculation of Corporate EBITDA under our senior credit facilities for any period prior to December 31, 2006 because consolidated interest expense (as defined in the agreements governing our senior credit facilities), a component of Corporate EBITDA, is calculated on a transitional basis until such date. As of September 30, 2006, Corporate EBITDA under this transitional formula would have been higher than the amount shown in the table below. Accordingly, we believe that the presentation of this amount would be misleading to investors and have instead provided what we believe to be a more meaningful calculation of Corporate EBITDA.

  Borrowings under our senior credit facilities are a key source of our liquidity. Our ability to borrow under these senior credit facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning with September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our senior credit facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of September 30, 2006, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants, both under the transition rule as set forth in the credit agreements governing the senior credit facilities and as described in this footnote (e).

  As of September 30, 2006, we had aggregate principal amounts outstanding of $1,991.3 million and $51.9 million pursuant to our senior term loan facility and our senior asset-based loan facility, respectively. For the twelve months ended September 30, 2006, we are required under the senior term loan facility to have a consolidated leverage ratio of not more than 6.25:1 and a consolidated interest expense coverage ratio of not less than 1.50:1. In addition, under our senior asset-based loan facility, if there is less than $200 million of available borrowing capacity under that facility as of September 30, 2006, we would be required to have a consolidated leverage ratio of not more than 6.25:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the twelve months then ended. Under the senior term loan facility, for the twelve months ended September 30, 2006, we had a consolidated leverage ratio of approximately 3.7:1 calculated under the transition rules as set forth in the credit agreements governing the senior credit facilities as described in this footnote (e), and 3.9:1 calculated on a pro forma basis and a consolidated interest expense coverage ratio of approximately 3.1:1 calculated under the transition rule as set forth in the credit agreements governing the senior credit facilities as described in this footnote (e) and 2.9:1 calculated on a pro forma basis. Since we have maintained sufficient borrowing capacity under our senior asset-based loan facility as of September 30, 2006, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see "—Liquidity and Capital Resources—Financing—Senior Credit Facilities." We have a significant amount of debt. For a discussion of the risks associated with our significant leverage, see "Part II Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness."

  The following table reconciles historical net income to EBITDA for the Successor quarter ended September 30, 2006 and the Predecessor quarter ended September 30, 2005 and (i) on an actual basis to Corporate EBITDA for the Successor quarter ended September 30, 2006 and (ii) on a pro forma basis to Corporate EBITDA for the Predecessor quarter ended September 30, 2005 (in millions of dollars):

	Successor	Predecessor
	Quarter Ended September 30,
	2006	2005
Net income(1)	$121.5	$205.2
Depreciation and amortization(2)	531.7	479.7
Interest, net of interest income(3)	226.2	141.2
Provision for taxes on income	61.1	54.6

EBITDA	940.5	880.7

Adjustments:
Deduct pro forma car rental fleet interest(4)	(107.8)	(85.5)
Deduct car rental fleet depreciation(5)	(393.5)	(377.0)
Non-cash expenses and charges(6)	45.0	25.8
Extraordinary, unusual or non-recurring gains or losses(7)	—	8.4
Sponsors' fees	0.8	—

Pro forma Corporate EBITDA(8)	$485.0	$452.4

  (1)
  For the Successor quarter ended September 30, 2006 and the Predecessor quarter ended September 30, 2005, includes corporate minority interest of $5.0 million and $4.5 million, respectively.

  (2)
  For the Successor quarter ended September 30, 2006 and the Predecessor quarter ended September 30, 2005, depreciation and amortization was $437.6 million and $413.4 million, respectively, in our car rental segment and $93.0 million and $65.0 million, respectively, in our equipment rental segment.

  (3)
  For the Successor quarter ended September 30, 2006 and the Predecessor quarter ended September 30, 2005, interest, net of interest income, was $114.5 million and $100.4 million, respectively, in our car rental segment and $38.1 million and $22.7 million, respectively, in our equipment rental segment.

  (4)
  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA includes a reduction for certain car rental fleet related interest. For the Successor period presented, car rental fleet interest is based on actual results. For the Predecessor period presented, car rental fleet interest has been calculated on a pro forma basis to give effect to the U.S. and international fleet debt financings entered into as part of the Transactions as if they had occurred on January 1, 2005.

  (5)
  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA includes a reduction for car rental fleet depreciation. For pro forma purposes, car rental fleet depreciation does not vary from the historical amounts.

  (6)
  For the Successor quarter ended September 30, 2006 and the Predecessor quarter ended September 30, 2005, non-cash expenses and charges were $17.5 million and $3.9 million, respectively, in our car rental segment and $0.0 million and $0.4 million, respectively, in our equipment rental segment.

    As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Successor	Predecessor
	Quarter Ended September 30,
	2006	2005
Corporate non-cash stock-based employee compensation charges	$18.9	$1.4
Non-cash amortization of debt costs included in car rental fleet interest	17.5	—
Non-cash charges for workers' compensation	—	4.2
Corporate non-cash charges for public liability and property damage	1.7	20.2
Corporate non-cash charges for pension	4.3	—
Corporate unrealized loss on derivatives	2.6	—

Total	$45.0	$25.8

  (7)
  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Successor	Predecessor
	Quarter Ended September 30,
	2006	2005
European headquarters relocation costs	$—	$4.0
Charge related to Hurricane Katrina:
Car rental	—	1.5
Equipment rental	—	1.2
Car rental value added tax settlement	—	1.7

Total	$—	$8.4

  (8)
  Car rental fleet interest has been presented on an actual basis for the Successor quarter ended September 30, 2006 and on a pro forma basis to give effect to the U.S. and international fleet debt financings entered into as part of the Transactions as if they had occurred on January 1, 2005 for the Predecessor quarter ended September 30, 2005.

    The following table reconciles historical net cash provided by operating activities to EBITDA for the Successor quarter ended September 30, 2006 and the Predecessor quarter ended September 30, 2005 (in millions of dollars):

	Successor	Predecessor
	Quarter Ended September 30,
	2006	2005
Net cash provided by operating activities	$108.7	$78.7
Stock-based employee compensation	(18.9)	(1.5)
Provision for public liability and property damage	(42.8)	(58.2)
Minority interest	(5.0)	(4.5)
Deferred income taxes	(42.6)	341.6
Payments of public liability and property damage claims and expenses	43.0	38.0
Provision (benefit) for taxes on income	61.1	54.6
Interest expense, net of interest income	226.2	141.2
Net changes in assets and liabilities	610.8	290.8

EBITDA	$940.5	$880.7

Revenues

        Total revenues in the quarter ended September 30, 2006 of $2,240.6 million increased by 5.5% from $2,123.6 million in the quarter ended September 30, 2005.

        Revenues from our car rental operations of $1,753.3 million in the quarter ended September 30, 2006 increased by $51.8 million, or 3.0%, from $1,701.5 million in the quarter ended September 30, 2005. The increase was primarily the result of a 0.1% increase in car rental volume worldwide, a 0.6% increase in pricing worldwide (including a 1.3% increase in the U.S.), an increase in airport concession fee recoveries, license and tax reimbursement fees, refueling fees and the effects of foreign currency translation of approximately $26.5 million.

        Revenues from our equipment rental operations of $452.9 million in the quarter ended September 30, 2006 increased by $62.0 million, or 15.9%, from $390.9 million in the quarter ended September 30, 2005. The increase was primarily due to higher rental volume and improved pricing in the United States and Canada and the effects of foreign currency translation of approximately $6.4 million.

        Revenues from all other sources of $34.5 million in the quarter ended September 30, 2006 increased by $3.2 million, or 10.3%, from $31.3 million in the quarter ended September 30, 2005, primarily due to the increase in car rental licensee revenue.

Expenses

        Total expenses of $2,053.1 million in the quarter ended September 30, 2006 increased by 10.4% from $1,859.3 million in the quarter ended September 30, 2005, and total expenses as a percentage of revenues increased to 91.7% in the quarter ended September 30, 2006 compared with 87.6% in the quarter ended September 30, 2005.

        Direct operating expenses of $1,176.8 million for the quarter ended September 30, 2006 increased by $56.5 million, or 5.0%, from $1,120.3 million for the quarter ended September 30, 2005. Direct operating expenses are comprised of personnel related expenses, fleet related expenses and other direct operating expenses.

          Personnel related expenses decreased $1.2 million, or 0.3%. The decrease primarily related to decreases in benefits and incentive compensation, partly offset by an increase in wages and the effects of foreign currency translation.

          Fleet related expenses increased $10.4 million, or 3.7%. These increases were primarily related to the increase in worldwide rental volume and included increases in gasoline costs of $14.0 million, which reflects the higher price of gasoline, vehicle damage and maintenance costs of $9.9 million and the effects of foreign currency translation, partly offset by a decrease in self-insurance expenses of $13.5 million.

          Other direct operating expenses increased $47.3 million, or 10.9%. These increases were primarily related to the increase in worldwide rental volume and included increases in concession fees in our car rental operations of $7.6 million, customer service expenses of $4.0 million, facility expenses of $3.4 million, commission fees of $3.0 million and guaranteed charge card fees of $1.7 million. Additionally, there were increases in the amortization of other intangible assets of $15.3 million, the cost of equipment sold of $6.6 million and the effects of foreign currency translation.

        Depreciation of revenue earning equipment for our car rental operations of $393.6 million in the quarter ended September 30, 2006 increased by 4.4% from $377.0 million in the quarter ended September 30, 2005. The increase was primarily due to higher depreciation costs for 2006 model year program cars, lower net proceeds received in excess of book value on the disposal of used cars in the United States and a $5.3 million increase in depreciation for international car rental operations due to increases in depreciation rates effective January 1, 2006, April 1, 2006 and July 1, 2006 to reflect changes in the estimated residual values of vehicles. Depreciation of revenue earning equipment for our equipment rental operations of $74.3 million in the quarter ended September 30, 2006 increased by

33.9% from $55.5 million in the quarter ended September 30, 2005 due to an increase in the quantity of equipment operated and lower net proceeds received in excess of book value on the disposal of used equipment in the United States. This increase was partly offset by a $2.7 million net reduction in depreciation for our United States and Canadian equipment rental operations resulting from a decrease in depreciation rates effective January 1, 2006 to reflect changes in the estimated residual values of equipment.

        Selling, general and administrative expenses of $182.2 million in the quarter ended September 30, 2006 increased by 10.1% from $165.4 million in the quarter ended September 30, 2005. The increase was primarily due to increases in administrative expenses, partly offset by a decrease in advertising expenses. The increase in administrative expenses was primarily the result of non-cash stock purchase and stock option compensation charges of $17.4 million. The decrease in advertising expenses was primarily the result of decreased media and television production costs.

        Interest expense, net of interest income, of $226.2 million in the quarter ended September 30, 2006 increased by 60.2% from $141.2 million in the quarter ended September 30, 2005, primarily due to increases in the weighted average interest rate and the weighted average debt outstanding (both related to the Transactions).

        The provision for taxes on income of $61.1 million in the quarter ended September 30, 2006 increased $6.5 million from $54.6 million in the quarter ended September 30, 2005, primarily due to the establishment in 2006 of certain federal contingencies and state valuation allowances and the reversal of a valuation allowance on foreign tax credit carry forwards of $35.0 million in 2005, partly offset by a decrease in pre-tax profits in the quarter ended September 30, 2006 as compared to in the quarter ended September 30, 2005. The effective tax rate in the quarter ended September 30, 2006 was 32.6% (25.7% prior to the additional contingencies) as compared to 20.7% (33.9% prior to reversal of the valuation allowance) in the quarter ended September 30, 2005. See Note 5 to the Notes to our condensed consolidated financial statements included in this Report.

        Minority interest of $5.0 million in the quarter ended September 30, 2006 increased $0.5 million from $4.5 million in the quarter ended September 30, 2005. The increase was primarily due to an increase in our majority-owned subsidiary Navigation Solutions LLC's, or "Navigation Solutions," net income in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.

Net Income

        We had net income of $121.5 million in the quarter ended September 30, 2006, representing a decrease of $83.7 million from $205.2 million in the quarter ended September 30, 2005. The decrease in net income was primarily due to the 60.2% increase in interest expense over the third quarter of 2005, as well as the net effect of other contributing factors noted above.

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

        The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the quarter ended September 30, 2006 (in millions of dollars):

Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$15.3
Revenue earning equipment	3.7
Property and equipment	2.0
Accretion of revalued liabilities:
Discount on debt	2.2
Workers' compensation and public liability and property damage	1.4

$24.6

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Summary

        The following table sets forth our consolidated statements of operations and the percentage of revenues represented by certain items in our consolidated statements of operations for the nine months ended September 30, 2006 and 2005 (in thousands of dollars):

			Percentage of Revenues
	Successor	Predecessor	Successor	Predecessor
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Car rental	$4,745,581	$4,526,063	78.2%	80.4%
Equipment rental	1,236,192	1,020,944	20.4	18.2
Other	86,048	79,525	1.4	1.4

Total revenues	6,067,821	5,626,532	100.0	100.0

Expenses:
Direct operating	3,384,152	3,145,768	55.8	55.9
Depreciation of revenue earning equipment	1,311,387	1,188,903	21.6	21.1
Selling, general and administrative	541,633	484,324	8.9	8.6
Interest, net of interest income	648,867	353,208	10.7	6.3

Total expenses	5,886,039	5,172,203	97.0	91.9

Income before income taxes and minority interest	181,782	454,329	3.0	8.1
Provision for taxes on income	(79,291)	(119,560)	(1.3)	(2.1)
Minority interest	(12,272)	(9,473)	(0.2)	(0.2)

Net income	$90,219	$325,296	1.5%	5.8%

        The following table sets forth certain of our selected car rental, equipment rental operating and other data for the nine months ended, or as of, September 30, 2006 and 2005:

	Successor	Predecessor
	Nine Months Ended, or as of September 30,
	2006	2005

Selected Car Rental Operating Data:
Worldwide transaction days (in thousands)(a)	93,876	93,077
Domestic	65,178	65,503
International	28,698	27,574
Worldwide rental rate revenue per transaction day(a)(b)	$43.02	$41.90
Domestic	$43.61	$42.14
International	$41.70	$41.34
Worldwide average number of company-operated cars during the period	441,600	444,300
Domestic	298,500	305,300
International	143,100	139,000
Worldwide revenue earning equipment, net (in millions of dollars)	$8,141.1	$8,574.2
	Successor	Predecessor
	Nine Months Ended, or as of September 30,
	2006	2005

Selected Worldwide Equipment Rental Operating Data:

Rental and rental related revenue (in million of dollars)(a)(c)	$1,078.4	$905.4
Same store revenue growth(a)	22.0%	22.5%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,976.0	$2,544.0
Revenue earning equipment, net (in millions of dollars)	$2,523.3	$1,975.9
Other Operating Data:
EBITDA(a)(d) (in millions of dollars)	$2,324.0	$2,127.7
Corporate EBITDA(a)(d) (in millions of dollars)	1,017.2	882.0

  (a)
  For further details relating to car rental transaction days, car rental rate revenue per transaction day, equipment rental and rental related revenue, equipment rental same store revenue growth and a discussion of our use and presentation of EBITDA and Corporate EBITDA, see "Quarter ended September 30, 2006 Compared with Quarter ended September 30, 2005—Summary."

  (b)
  The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day for the nine months ended September 30, 2006 and 2005 (in millions of dollars, except as noted):

	Successor	Predecessor
	Nine Months Ended September 30,
	2006	2005

Car rental revenue per statement of operations	$4,745.6	$4,526.1
Non-rental rate revenue	(633.3)	(559.1)
Foreign currency adjustment	(73.5)	(66.8)

Rental rate revenue	$4,038.8	$3,900.2

Transaction days (in millions)	93.876	93.077
Rental rate revenue per transaction day (in whole dollars)	$43.02	$41.90
  (c)
  The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue for the nine months ended September 30, 2006 and 2005 (in millions of dollars):

	Successor	Predecessor
	Nine Months Ended September 30,
	2006	2005

Equipment rental revenue per statement of operations	$1,236.2	$1,020.9
Equipment sales and other revenue	(147.2)	(113.7)
Foreign currency adjustment	(10.6)	(1.8)

Rental and rental related revenue	$1,078.4	$905.4

  (d)
  The following table reconciles historical net income to EBITDA for the Successor nine months ended September 30, 2006 and the Predecessor nine months ended September 30, 2005 and (i) on an actual basis to Corporate EBITDA for the Successor nine months ended September 30, 2006 and (ii) on a pro forma basis to Corporate EBITDA for the Predecessor nine months ended September 30, 2005 (in millions of dollars):

	Successor	Predecessor
	Nine Months Ended September 30,
	2006	2005

Net income(1)	$90.2	$325.3
Depreciation and amortization(2)	1,505.6	1,329.6
Interest, net of interest income(3)	648.9	353.2
Provision for taxes on income	79.3	119.6

EBITDA	2,324.0	2,127.7

Adjustments:
Deduct pro forma car rental fleet interest(4)	(304.1)	(243.2)
Deduct car rental fleet depreciation(5)	(1,110.1)	(1,027.0)
Non-cash expenses and charges(6)	102.6	15.6
Extraordinary, unusual or non-recurring gains or losses(7)	2.3	8.9
Sponsors' fees	2.5	—

Pro forma Corporate EBITDA(8)	$1,017.2	$882.0

(1)
For the Successor nine months ended September 30, 2006 and the Predecessor nine months ended September 30, 2005, includes corporate minority interest of $12.3 million and $9.5 million, respectively.

(2)
For the Successor nine months ended September 30, 2006 and the Predecessor nine months ended September 30, 2005, depreciation and amortization was $1,245.4 million and $1,136.3 million, respectively, in our car rental segment and $255.7 million and $189.5 million, respectively, in our equipment rental segment.

(3)
For the Successor nine months ended September 30, 2006 and the Predecessor nine months ended September 30, 2005, interest, net of interest income, was $323.2 million and $263.9 million, respectively, in our car rental segment and $101.3 million and $63.9 million, respectively, in our equipment rental segment.

(4)
As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA includes a reduction for certain car rental fleet related interest. For the Successor period presented, car rental fleet interest is based on actual results. For the Predecessor period presented, car rental fleet interest has been calculated on a pro forma basis to give effect to the U.S. and international fleet debt financings entered into as part of the Transactions as if they had occurred on January 1, 2005.

(5)
As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA includes a reduction for car rental fleet depreciation. For pro forma purposes, car rental fleet depreciation does not vary from the historical amounts.

(6)
For the Successor nine months ended September 30, 2006 and the Predecessor nine months ended September 30, 2005, non-cash expenses and charges were $56.8 million and $8.8 million, respectively, in our car rental segment and $0.0 million and $0.3 million, respectively, in our equipment rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Successor	Predecessor
	Nine Months Ended September 30,
	2006	2005

Corporate non-cash stock-based employee compensation charges	$20.9	$4.6
Corporate unrealized losses on currency translation of Euro denominated senior notes	19.2	—
Non-cash amortization of debt costs included in car rental fleet interest	56.8	—
Non-cash charges for workers' compensation	—	8.9
Corporate non-cash charges for public liability and property damage	—	2.1
Corporate non-cash charges for pension	2.7	—
Corporate unrealized loss on derivatives	3.0	—

Total	$102.6	$15.6

(7)
As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Successor	Predecessor
	Nine Months Ended September 30,
	2006	2005

European headquarters relocation costs	$—	$4.0
Car rental concession settlement		1.0
Car rental insurance settlements		(3.6)
Charge related to Hurricane Katrina:
Car rental	—	1.5
Equipment rental	—	1.2
Car rental value added tax settlement	—	1.7
Corporate pension settlement loss recorded in connection with the Supplemental Employee Retirement Plan	—	1.1
Car rental legal settlements	—	2.0
Cost incurred in closing of car sales locations	2.3	—

Total	$2.3	$8.9

(8)
Car rental fleet interest has been presented on an actual basis for the Successor nine months ended September 30, 2006 and on a pro forma basis to give effect to the U.S. and international fleet debt financings entered into as part of the Transactions as if they had occurred on January 1, 2005 for the Predecessor nine months ended September 30, 2005.

        The following table reconciles historical net cash provided by operating activities to EBITDA for the Successor nine months ended September 30, 2006 and the Predecessor nine months ended September 30, 2005 (in millions of dollars):

	Successor	Predecessor
	Nine Months Ended September 30,
	2006	2005

Net cash provided by operating activities	$2,212.8	$1,744.2
Stock-based employee compensation	(20.9)	(4.6)
Provision for public liability and property damage	(129.1)	(126.7)
Minority interest	(12.3)	(9.5)
Deferred income taxes	(61.0)	283.9
Payments of public liability and property damage claims and expenses	138.0	124.6
Provision for taxes on income	79.3	119.6
Interest expense, net of interest income	648.9	353.2
Net changes in assets and liabilities	(531.7)	(357.0)

EBITDA	$2,324.0	$2,127.7

Revenues

        Total revenues in the nine months ended September 30, 2006 of $6,067.8 million increased by 7.8% from $5,626.5 million in the nine months ended September 30, 2005.

        Revenues from our car rental operations of $4,745.6 million in the nine months ended September 30, 2006 increased by $219.5 million, or 4.9%, from $4,526.1 million in the nine months ended September 30, 2005. The increase was primarily the result of a 0.9% increase in car rental volume worldwide, a 2.7% increase in pricing worldwide (including a 3.5% increase in the U.S.), an increase in airport concession fee recoveries, license and tax reimbursement fees, refueling fees, and the effects of foreign currency translation of approximately $4.5 million.

        Revenues from our equipment rental operations of $1,236.2 million in the nine months ended September 30, 2006 increased by $215.3 million, or 21.1%, from $1,020.9 million in the nine months ended September 30, 2005. The increase was due to higher rental volume and improved pricing in the United States and Canada and the effects of foreign currency translation of approximately $13.0 million.

        Revenues from all other sources of $86.0 million in the nine months ended September 30, 2006 increased by $6.5 million, or 8.2%, from $79.5 million in the nine months ended September 30, 2005, primarily due to the increase in car rental licensee revenue.

Expenses

        Total expenses of $5,886.0 million in the nine months ended September 30, 2006 increased by 13.8% from $5,172.2 million in the nine months ended September 30, 2005, and total expenses as a percentage of revenues increased to 97.0% in the nine months ended September 30, 2006 compared with 91.9% in the nine months ended September 30, 2005.

        Direct operating expenses of $3,384.2 million for the nine months ended September 30, 2006 increased by $238.4 million, or 7.6%, from $3,145.8 million for the nine months ended September 30, 2005. Direct operating expenses are comprised of personnel related expenses, fleet related expenses and other direct operating expenses.

  Personnel related expenses increased $16.5 million, or 1.4%. The increase primarily related to increases in wages and the effects of foreign currency translation, partly offset by a decrease in benefits.

  Fleet related expenses increased $66.5 million, or 9.1%. These increases were primarily related to the increase in worldwide rental volume and included increases in gasoline costs of $32.0 million, which reflects the higher price of gasoline, vehicle damage and maintenance costs of $20.6 million, self-insurance expenses of $10.8 million and the effects of foreign currency translation.

  Other direct operating expenses increased $155.4 million, or 12.7%. These increases were primarily related to the increase in worldwide rental volume and included increases in concession fees in our car rental operations of $20.6 million, commission fees of $18.7 million, facility expenses of $16.2 million, customer service expenses of $8.4 million and guaranteed charge card fees of $6.7 million. Additionally, there were increases in the amortization of other intangible assets of $45.9 million, the cost of equipment sold of $24.7 million, service vehicle expense of $5.0 million and the effects of foreign currency translation.

        Depreciation of revenue earning equipment for our car rental operations of $1,110.1 million in the nine months ended September 30, 2006 increased by 8.1% from $1,026.9 million in the nine months ended September 30, 2005. The increase was primarily due to higher depreciation costs for 2006 model year program cars, lower net proceeds received in excess of book value on the disposal of used cars and a $7.2 million increase in depreciation in our international car rental operations due to increases in depreciation rates effective January 1, 2006, April 1, 2006 and July 1, 2006 to reflect changes in the estimated residual values of vehicles. This increase was partly offset by a $4.1 million net reduction in depreciation in our domestic car rental operations resulting from a decrease in depreciation rates effective January 1, 2006 to reflect changes in the estimated residual values of vehicles. Depreciation of revenue earning equipment for our equipment rental operations of $201.3 million in the nine months ended September 30, 2006 increased by 24.3% from $162.0 million in the nine months ended September 30, 2005 due to an increase in the quantity of equipment operated and lower net proceeds received in excess of book value on the disposal of used equipment in the United States. This increase was partly offset by a $13.2 million net reduction in depreciation for our United States and Canadian equipment rental operations resulting from a decrease in depreciation rates effective January 1, 2006 to reflect changes in the estimated residual values of equipment.

        Selling, general and administrative expenses of $541.6 million in the nine months ended September 30, 2006 increased by 11.8% from $484.3 million in the nine months ended September 30, 2005. The increase was primarily due to increases in administrative and sales promotion expenses. The increase in administrative expenses was primarily the result of foreign currency transaction losses of $19.2 million associated with foreign currency denominated debt and non-cash stock purchase and stock option compensation charges of $16.3 million. The increase in sales promotion expenses was primarily the result of increased sales commissions and salaries and incentive compensation.

        Interest expense, net of interest income, of $648.9 million in the nine months ended September 30, 2006 increased by 83.7% from $353.2 million in the nine months ended September 30, 2005, primarily due to increases in the weighted average interest rate and the weighted average debt outstanding (both related to the Transactions).

        The provision for taxes on income of $79.3 million in the nine months ended September 30, 2006 decreased $40.3 million from $119.6 million in the nine months ended September 30, 2005, primarily due to the reversal of a valuation allowance on foreign tax credit carry forwards of $35.0 million in 2005, the establishment of valuation allowances of $11.1 million during the nine months ended September 30, 2006 relating to the realization of deferred tax assets in certain European countries and the establishment of certain federal contingencies and state valuation allowances relating to the realization of deferred tax assets, partly offset by the decrease in pre-tax profits in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The effective tax rate in the nine months ended September 30, 2006 was 43.6% (30.5% prior to the additional valuation allowances and contingencies) as compared to 26.3% (34.0% prior to the reversal of the valuation allowance) in the nine months ended September 30, 2005. See Note 5 to the Notes to our condensed consolidated financial statements included in this Report.

        Minority interest of $12.3 million in the nine months ended September 30, 2006 increased $2.8 million from $9.5 million in the nine months ended September 30, 2005. The increase was primarily due to an increase in our majority-owned subsidiary Navigation Solutions, net income in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Net Income

        We had net income of $90.2 million in the nine months ended September 30, 2006, representing a decrease of $235.1 million from net income of $325.3 million in the nine months ended September 30, 2005. The decrease in net income was primarily due to the 83.7% increase in interest expense over the first nine months of 2005, as well as the net effect of other contributing factors noted above.

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

        The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the nine months ended September 30, 2006 (in millions of dollars):

Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$45.9
Revenue earning equipment	6.5
Property and equipment	8.0
Accretion of revalued liabilities:
Discount on debt	6.4
Workers' compensation and public liability and property damage	4.1

$70.9

Liquidity and Capital Resources

        As of September 30, 2006, we had cash and equivalents of $436.0 million, a decrease of $407.9 million from December 31, 2005. As of September 30, 2006, we had $640.6 million of restricted cash to be used for the purchase of revenue earning vehicles, the repayment of outstanding indebtedness primarily under our ABS Program and to satisfy certain of our self-insurance reserve requirements.

        Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the nine months ended September 30, 2006 was $2,212.8 million, an increase of $468.6 million from the nine months ended

September 30, 2005. This increase was primarily due to the decreases in receivables and accrued taxes, partly offset by an increase in our deferred taxes.

        Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the nine months ended September 30, 2006 was $2,841.1 million, an increase of $69.9 million from the nine months ended September 30, 2005. The increase is primarily due to an increase in restricted cash, the proceeds from the sale of short term investments in 2005 and the decrease in proceeds from the disposal of revenue earning equipment, partly offset by a decrease in revenue earning equipment expenditures. For the nine months ended September 30, 2006, our expenditures for revenue earning equipment were $9,354.8 million, partially offset by proceeds from the disposal of such equipment of $6,998.5 million. These assets are purchased by us in accordance with the terms of programs negotiated with the car and equipment manufacturers.

        For the nine months ended September 30, 2006, our capital expenditures for property and non-revenue earning equipment were $181.1 million. For the nine months ended September 30, 2006, we experienced a decreased level of net expenditures for revenue earning equipment and property and non-revenue earning equipment compared to the nine months ended September 30, 2005. This decrease was primarily due to our transition from a higher percentage of program cars to a higher percentage of lower cost non-program cars for the nine months ended September 30, 2006. For the full year 2006, we expect the level of net expenditures for revenue earning equipment to be lower than 2005 and the level of expenditures for property and non-revenue earning equipment to be similar to that of 2005. See "—Capital Expenditures" below.

        Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and heightened activity during the spring and summer. This is particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters of the year. These seasonal financing needs are funded by increasing the utilization of our bank credit facilities and the variable funding notes portion of our U.S. Fleet Debt Facilities and, in past years, our commercial paper program. As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

        We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures.

        As of September 30, 2006, we had approximately $12,959.3 million of total indebtedness outstanding. Cash paid for interest during the nine months ended September 30, 2006, was $513.4 million, net of amounts capitalized.

        We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For further information concerning our asset-backed financing programs, see "—U.S. Fleet Debt" and "—International Fleet Debt" below. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Part II Item 1A—Risk Factors—Risks Related to Our Business—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

        Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt Facilities or the fleet financing facility relating to our car rental fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands. Substantially all of our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt Facilities or (in the case of our Canadian HERC business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

        We believe that cash generated from operations, together with amounts available under the Senior Credit Facilities, asset-backed financing and other available financing arrangements will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Part II Item 1A—Risk Factors."

Financing

Senior Credit Facilities

        Senior Term Facility.    In connection with the Acquisition, Hertz entered into a credit agreement with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consists of a $2,000.0 million secured term loan facility providing for loans denominated in U.S. Dollars, including a delayed draw facility of $293.0 million that may be drawn until August 2007 to refinance certain existing debt. In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility. On May 15, 2006, Hertz borrowed approximately $84.9 million under the delayed draw facility and used the proceeds thereof to repay its 6.5% Senior Notes due 2006. On July 10, 2006, the remaining $208.1 million of the delayed draw facility was drawn down to pay down the equivalent amount of borrowings under the Senior ABL Facility. As of September 30, 2006, Hertz had $1,951.3 million in borrowings outstanding under this facility, which is net of a discount of $40.0 million. The term loan facility and the synthetic letter of credit facility will mature on December 21, 2012.

        Senior ABL Facility.    Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz also entered into a credit agreement with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Deutsche Bank AG, Canada Branch as Canadian Agent and Canadian collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million under a revolving loan facility providing for loans denominated in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews Equipment Limited and its subsidiary Western Shut-Down (1995) Ltd. are the Canadian borrowers under the Senior ABL Facility. At September 30, 2006, net of a discount of $23.8 million, Hertz and Matthews Equipment Limited collectively had $28.1 million in borrowings outstanding under this facility and issued $18.6 million in letters of credit. The Senior ABL Facility will mature on December 21, 2010.

        Hertz's obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz's obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing.) Consequently, these assets will not be available to satisfy the claims of Hertz's general creditors.

        The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrowers are subject to financial covenants, including a requirement to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to interest expense coverage ratio for specified periods (the requirements for both of these ratios vary throughout the term of the loan.) Also, under the Senior ABL Facility, if the borrowers fail to maintain a specified minimum level of borrowing capacity, they will then be subject to financial covenants under such facility, including a specified debt to Corporate EBITDA leverage ratio (the ratio varies throughout the term of the loan) and a specified Corporate EBITDA to fixed charges coverage ratio of one to one. Failure to comply with the financial covenants under the Senior Credit Facilities would result in a default under the credit agreements governing our Senior Credit Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Credit Facilities. As of September 30, 2006, we performed the calculations associated with the above noted financial covenants and determined that we were in compliance with such financial covenants, both under the transition rule as set forth in the credit agreements governing the Senior Credit Facilities and as described in footnote (e) of "—Quarter ended September 30, 2006 Compared with Quarter ended September 30, 2005—Summary." For a description of this calculation and the transition rule, see "—Quarter ended September 30, 2006 Compared with Quarter ended September 30, 2005—Summary." The Senior Credit Facilities are subject to certain mandatory prepayment requirements and provide for customary events of default.

        On June 30, 2006, Hertz entered into amendments to each of its Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in these credit facilities to enter into certain sale and leaseback transactions, to pay dividends and, in the case of the amendment to the Senior Term Facility, to make investments. These amendments also have the effect of reducing the restrictions in the Senior Credit Facilities on Hertz's ability to provide cash to Hertz Holdings (whether in the form of a loan or a dividend) that would enable Hertz Holdings to service its indebtedness, including its obligations under the Hertz Holdings Loan Facility. Under the terms of the Hertz Holdings Loan Facility, Hertz Holdings will be required to pay interest in cash to its lenders, but only to the extent that funds are available by way of dividend from Hertz to do so in accordance with applicable law and the instruments governing Hertz's existing indebtedness. The amount of interest that would otherwise be payable in cash but for restrictions imposed by applicable law or the instruments governing our existing indebtedness will not be due on the applicable interest payment date, but will accrue until such time as sufficient funds are available to pay the accrued and unpaid interest in cash without violating these restrictions. The amendment to the Senior Term Facility also permits Hertz to use proceeds of the unused portion of the $293.0 million delayed draw facility to repay borrowings outstanding under the Senior ABL Facility, in addition to repaying certain of Hertz's other outstanding indebtedness. As previously noted, on July 10, 2006, the remaining $208.1 million of the delayed draw facility was drawn down to pay down the equivalent amount of borrowings under the Senior ABL Facility.

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

        As of September 30, 2006, $2,085.3 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. For the nine months ended September 30, 2006, we incurred foreign currency translation losses on our Senior Euro Notes of $19.2 million, which are recorded in the consolidated statement of operations in "Selling, general and administrative expense." The Senior Notes will mature on January 1, 2014, and the Senior Subordinated Notes will mature on January 1, 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Hertz's obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Credit Facilities.

        Both the indenture for the Senior Notes and the indenture for the Senior Subordinated Notes contain covenants that, among other things, limit the ability of Hertz and its restricted subsidiaries, described in the respective indentures, to incur more debt, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with Hertz's affiliates. The indenture for the Senior Subordinated Notes also contains subordination provisions and a limitation on the types of senior subordinated debt that may be incurred. The indentures also contain certain mandatory and optional prepayment or redemption provisions and provide for customary events of default.

Fleet Financing

        U.S. Fleet Debt.    In connection with the Acquisition, Hertz Vehicle Financing LLC, or "HVF," a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, or the "ABS Indenture," dated as of the Closing Date, with BNY Midwest Trust Company as trustee, and a number of related supplements to the ABS Indenture, each dated as of the Closing Date, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the "ABS Supplement." On the Closing Date, HVF, as issuer, issued approximately $4,300.0 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement. HVF also issued approximately $1,500.0 million of variable funding notes in two series, none of which were funded at closing. As of September 30, 2006, $4,299.9 million (net of a $0.1 million discount) and $82.0 million in aggregate borrowings were outstanding in the form of these medium term notes and variable funding notes, respectively.

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

        In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. As of September 30, 2006 and December 31, 2005, the fair value of the HVF Swaps were $50.2 million and $37.0 million, respectively, which are reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." For the nine months ended September 30, 2006, we recorded a benefit of $1.0 million in our consolidated statement of operations associated with previously recognized ineffectiveness of the HVF Swaps.

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

        In addition, as of September 30, 2006, we had approximately $587.2 million of Pre-Acquisition ABS Notes outstanding, net of a $12.8 million discount.

        International Fleet Debt.    In connection with the Acquisition, Hertz International, Ltd., or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL's subsidiaries or as non-affiliated "orphan" companies), or "SPEs," entered into revolving bridge loan facilities providing commitments to lend, in various currencies up to an aggregate amount equivalent to approximately $3,103.4 million (calculated as of September 30, 2006), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL's subsidiaries (all of which are organized outside the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL's subsidiaries organized outside North America or one or more SPEs, as the case may be. As of September 30, 2006, the foreign currency equivalent of $2,382.3 million in borrowings was outstanding under these facilities, net of a $6.7 million discount. These facilities are referred to collectively as the "International Fleet Debt Facilities."

        The International Fleet Debt Facilities consist of four revolving loan tranches (Tranches A1, A2, B and C), each subject to borrowing bases comprised of the revenue earning equipment and related assets of each applicable borrower (or, in the case of a borrower that is an SPE on-lending loan proceeds to a fleet-owning SPE or subsidiary, as the case may be, the rental vehicles and related assets of such fleet-owning SPE or subsidiary). A portion of the Tranche C loan will be available for the issuance of letters of credit.

        The obligations of the borrowers under the International Fleet Debt Facilities are guaranteed by HIL, and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt Facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. In addition, Hertz has guaranteed the obligations of its Brazilian subsidiary with respect to an aggregate principal amount of the Tranche B loan not exceeding $52.0 million (or such other principal amount as may be agreed to by the Senior Credit Facilities lenders). That guarantee is secured equally and ratably with borrowings under the Senior Term Facilities. The assets that collateralize the International Fleet Debt Facilities will not be available to satisfy the claims of Hertz's general creditors.

        The facilities under each of the tranches mature five years from the Closing Date. Subject to certain exceptions, the loans are subject to mandatory prepayment and reduction in commitment amounts equal to the net proceeds of specified types of take-out financing transactions and asset sales.

        The International Fleet Debt Facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt Facilities) that, among other things, limit or restrict the ability of HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the International Fleet Debt Facilities as of the closing of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt Facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL's ability to pay dividends to Hertz as of September 30, 2006, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

        The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt Facilities. As of September 30, 2006 and December 31, 2005, there were $56.3 million and $95.6 million, respectively, of such capital lease financings outstanding.

        In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions give HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions mature on March 15, 2007. As of September 30, 2006, the fair value of the swaptions was €

0.9 million (or $1.2 million), which is reflected in the condensed consolidated balance sheet in "Prepaid expenses and other assets." During the quarter and nine months ended September 30, 2006, the fair value adjustment related to these swaps were a loss of $2.6 million and $3.0 million, respectively, which were recorded in the consolidated statement of operations in "Selling, general and administrative" expense.

        Fleet Financing Facility.    On September 29, 2006, Hertz and PUERTO RICANCARS, INC., a Puerto Rican corporation and wholly owned indirect subsidiary of Hertz, or "PR Cars," entered into a credit agreement to finance the acquisition of Hertz's and/or PR Cars' fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, U.S. Virgin Islands, or the "Fleet Financing Facility," with the several banks and other financial institutions from time to time party thereto as lenders, GELCO Corporation d.b.a. GE Fleet Services, or the "Fleet Financing Agent," as administrative agent, as collateral agent for collateral owned by Hertz and as collateral agent for collateral owned by PR Cars. Affiliates of Merrill Lynch & Co. are lenders under the Fleet Financing Facility.

        The Fleet Financing Facility provides (subject to availability under a borrowing base) a revolving credit facility of up to $275.0 million to Hertz and PR Cars. On September 29, 2006, Hertz borrowed $124.0 million under this facility to refinance other debt. The borrowing base formula is subject to downward adjustment upon the occurrence of certain events and (in certain other instances) at the permitted discretion of the Fleet Financing Agent.

        The Fleet Financing Facility will mature on December 21, 2011, but Hertz and PR Cars may terminate or reduce the commitments of the lenders thereunder at any time. The Fleet Financing Facility is subject to mandatory prepayment in the amount by which outstanding extensions of credit to Hertz or PR Cars exceed the lesser of the Hertz or PR Cars borrowing base, as applicable, and the commitments then in effect.

        The obligations of each of the borrowers under the Fleet Financing Facility are guaranteed by each of Hertz's direct and indirect domestic subsidiaries (other than subsidiaries whose only material assets consist of securities and debt of foreign subsidiaries and related assets, subsidiaries involved in the ABS Program or other similar special purpose financings, subsidiaries with minority ownership positions, certain subsidiaries of foreign subsidiaries and certain immaterial subsidiaries). In addition, the obligations of PR Cars are guaranteed by Hertz. The obligations of Hertz under the Fleet Financing Facility and the other loan documents, including, without limitation, its guarantee of PR Cars' obligations under the Fleet Financing Facility, are secured by security interests in Hertz's rental car fleet in Hawaii and by certain assets related to Hertz's rental car fleet in Hawaii and Kansas, including, without limitation, manufacturer repurchase program agreements. PR Cars' obligations under the Fleet Financing Facility and the other loan documents are secured by security interests in PR Cars' rental car fleet in Puerto Rico and St. Thomas, U.S. Virgin Islands and by certain assets related thereto.

        At the applicable borrower's election, the interest rates per annum applicable to the loans under the Fleet Financing Facility will be based on a fluctuating rate of interest measured by reference to either (1) LIBOR plus a borrowing margin of 125 basis points or (2) an alternate base rate of the prime rate plus a borrowing margin of 25 basis points. As of September 30, 2006, the average interest rate was 8.5%. This was converted to a LIBOR based loan with a rate of 6.57% on October 16, 2006.

        The Fleet Financing Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to create liens, dispose of assets, engage in mergers, enter into agreements which restrict liens on the Fleet Financing Facility collateral or Hertz's rental car fleet in Kansas or change the nature of their business.

Credit Facilities

        As of September 30, 2006, the following credit facilities were available for our use:

  •
  The Senior Term Facility had $8.3 million available under the letter of credit facility. No amounts were available to refinance certain existing debt under the delayed draw facility.

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,548.1 million of remaining capacity, all of which was available under the borrowing base limitation and $181.4 million of which was available under the letter of credit facility sublimit.

  •
  The International Fleet Debt Facilities had the foreign currency equivalent of approximately $713.0 million of remaining capacity and $239.3 million available under the borrowing base limitation.

  •
  The U.S. Fleet Debt had approximately $1,418.0 million of remaining capacity and $18.0 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The Fleet Financing Facility had approximately $151.0 million of remaining capacity and $0.2 million available under the borrowing base limitation.

        As of September 30, 2006, substantially all of our assets are pledged under one or more of the facilities noted above. We are currently in compliance with all of the covenants contained in the various facilities noted above that are currently applicable to us.

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

Capital Expenditures

        The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2006 and 2005 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2006
Successor
First Quarter	$3,862.1	$(2,591.3)	$1,270.8	$64.7	$(19.8)	$44.9
Second Quarter	3,678.2	(2,308.2)	1,370.0	65.9	(8.7)	57.2
Third Quarter	1,814.5	(2,099.0)	(284.5)	50.5	(19.3)	31.2

Total	$9,354.8	$(6,998.5)	$2,356.3	$181.1	$(47.8)	$133.3

2005
Predecessor
First Quarter	$3,600.2	$(2,307.4)	$1,292.8	$81.3	$(9.0)	$72.3
Second Quarter	4,040.4	(2,304.3)	1,736.1	105.5	(21.3)	84.2
Third Quarter	2,377.5	(2,579.5)	(202.0)	92.9	(19.0)	73.9
Fourth Quarter (Oct. 1-Dec. 20, 2005)	2,168.1	(2,915.1)	(747.0)	54.8	(23.3)	31.5
Successor
Fourth Quarter (Dec. 21-Dec. 31, 2005)	234.8	(199.7)	35.1	8.5	(1.2)	7.3

Total Year	$12,421.0	$(10,306.0)	$2,115.0	$343.0	$(73.8)	$269.2

        Revenue earning equipment expenditures in our car rental operations were $8,563.2 million and $9,212.8 million for the nine months ended September 30, 2006 and 2005, respectively. Revenue earning equipment expenditures in our equipment rental operations were $791.6 million and $805.3 million for the nine months ended September 30, 2006 and 2005, respectively.

        Revenue earning equipment expenditures in our car rental and equipment rental operations for the nine months ended September 30, 2006 decreased by 7.1% and 1.7%, respectively, compared to the nine months ended September 30, 2005. The decrease in our car rental revenue earning equipment expenditures is due to the change in the mix of purchases made during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

        Property and equipment expenditures in our car rental operations were $131.5 million and $215.6 million for the nine months ended September 30, 2006 and 2005, respectively. Property and equipment expenditures in our equipment rental operations were $47.4 million and $62.1 million for the nine months ended September 30, 2006 and 2005, respectively. Property and equipment expenditures in our "corporate and other" activities were $2.2 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively.

        Property and equipment expenditures in our car rental and equipment rental operations and "corporate and other" for the nine months ended September 30, 2006 decreased by 39.0% and 23.7% and increased by 10.0%, respectively, compared to the nine months ended September 30, 2005.

        For the nine months ended September 30, 2006, we experienced a level of net expenditures for revenue earning equipment and property and equipment lower than our net capital expenditures for the nine months ended September 30, 2005. This decrease was due to our transition from a higher percentage of program cars to a higher percentage of lower cost non-program cars for the nine months ended September 30, 2006.

Off-Balance Sheet Commitments

        As of September 30, 2006 and December 31, 2005, the following guarantees (including indemnification commitments) were issued and outstanding:

Indemnifications

        In the ordinary course of business, we execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable and estimable. The types of indemnifications for which payments are possible include the following:

Sponsors; Directors

        On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Prior to the completion of the proposed initial public offering of the common stock of Hertz Holdings, Hertz Holdings will enter into an indemnification agreement with each of its directors.

Environmental

        We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of September 30, 2006 and December 31, 2005, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $3.8 million and $3.9 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

        For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management" in our 10-K.

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

Interest Rate Risk

        From time to time, we enter into interest rate swap agreements to manage interest rate risk. Effective September 30, 2003, we entered into interest rate swap agreements relating to the issuance of our 4.7% notes due October 2, 2006. Effective June 3, 2004, we entered into interest rate swap agreements relating to the issuance of our 6.35% notes due June 15, 2010. Under these agreements, we paid interest at a variable rate in exchange for fixed rate receipts, effectively transforming these notes to floating rate obligations. As a result of the Acquisition, a significant portion of the underlying fixed rate debt was tendered, causing the interest rate swaps to be ineffective as of December 21, 2005. Consequently, any changes in the fair value of the derivatives were recognized in the statement of operations. Between December 21, 2005 (the date the hedge accounting was discontinued) and December 31, 2005, the fair value adjustment related to these interest rate swaps was a gain of $2.7 million, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. During January 2006, we assigned these interest rate swaps to a third party in return for cash. As a result of the assignment of these interest rate swaps, we recorded a gain of $6.6 million, which is reflected in our unaudited interim condensed consolidated statement of operations in "Selling, general and administrative" expenses.

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

        In connection with the remaining €7.6 million untendered balance of our Euro Medium Term Notes, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006, and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows on the variable rate Euro Medium Term Notes at a fixed rate of 4.1%.

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

        We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of September 30, 2006, our net interest expense would increase by an estimated $19.6 million over a twelve-month period.

        Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt to provide protection in respect of such exposure.

Foreign Currency Risk

        We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of September 30, 2006 were approximately $0.4 million and we limit counterparties to financial institutions that have strong credit ratings.

        We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations.

        In connection with the Transactions, we issued €225 million of Senior Euro Notes, which are currently not hedged. The unrealized foreign exchange transaction gains or losses resulting from the monthly translation of these Euro-denominated Notes into the U.S. Dollar, were a $2.3 million gain and a $19.2 million loss in the quarter and nine months ended September 30, 2006, respectively, and were recognized in our consolidated statement of operations in "Selling, general and administrative" expenses.

Like-Kind Exchange Program

        In January 2006, we implemented a "like-kind exchange program" for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program is expected to result in a material deferral of federal and state income taxes. A similar plan for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form. In addition, the benefit of deferral is subject to recapture, if, for example, there were a material downsizing of our fleet.

Inflation

        The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Employee Retirement Benefits

Pension

        We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 6 of the Notes to our audited annual consolidated financial statements included in our 10-K. Based on present assumptions, 2006 worldwide pre-tax pension expense is expected to be approximately $35.3 million, which is a decrease of $2.2 million from 2005. Effective with the Acquisition, the assignment of the purchase price to individual assets acquired and liabilities assumed included a liability for the projected benefit obligation in excess of plan assets, which eliminated any previously existing unrecognized net gain or loss, or unrecognized prior service cost. As a result, our expense for 2006 does not include any costs related to amortizing unrecognized losses or unrecognized prior service costs. Our pension expense for 2005 included $6.0 million of amortization costs, as well as a settlement loss of $1.1 million. This reduction in pension expense from 2005 to 2006 is partially offset by an increase due to a decrease in the discount rate in the United States from 5.75% to 5.50% and in the United Kingdom from 5.25% to 4.70%.

        We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, discretionary contributions of $28.0 million and $48.0 million were made to our U.S. qualified plan for the years ended December 31, 2005 and 2004, respectively. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010. For the nine months ended September 30, 2006, we contributed $24.1 million to our worldwide pension plans, including a discretionary contribution of $15.6 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

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

Hertz Holdings Stock Incentive Plan

        On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan." The Stock Incentive Plan provides for the sale of shares of Hertz Holdings' common stock to our named executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings to those individuals.

        During the second quarter of 2006, Hertz Holdings made an equity offering to approximately 350 of our executives and key employees (not including Craig R. Koch, our Chairman of the Board and former Chief Executive Officer). The shares sold and options granted to our employees in connection with this equity offering are subject to and governed by the terms of the Stock Incentive Plan. The offering closed on May 5, 2006. In connection with this offering, Hertz Holdings sold 1,757,354 shares at a purchase price of $10.00 per share and granted options to purchase an additional 2,786,354 shares at an exercise price of $10.00 per share ($5.68 after adjustment for the Hertz Holdings Dividend). In addition, on May 18, 2006, Hertz Holdings granted our key executives and employees (except for Mr. Koch) options to acquire an additional 9,515,000 shares of Hertz Holdings common stock at $10.00 per share ($5.68 after adjustment for the Hertz Holdings Dividend), 800,000 shares at $15.00 per share ($10.68 after adjustment for the Hertz Holdings Dividend) and 800,000 shares at $20.00 per share ($15.68 after adjustment for the Hertz Holdings Dividend). These options are subject to and governed by the Stock Incentive Plan.

        On June 12, 2006, Mr. Koch purchased 50,000 shares of Hertz Holdings' common stock at a purchase price of $10.00 per share and received options to purchase an additional 100,000 shares at a purchase price of $10.00 per share ($5.68 after adjustment for the Hertz Holdings Dividend). On August 15, 2006, the options issued to Mr. Koch in June 2006 were cancelled and he was issued 112,000 options with an exercise price of $7.68 per share. Hertz Holdings will make a payment to Mr. Koch in connection with his share purchase equal to $80,000.

        On August 15, 2006, certain newly-hired employees purchased an aggregate of 20,000 shares at a purchase price of $7.68 per share and were granted options to purchase 220,000 shares of Hertz Holdings stock at an exercise price of $7.68 per share. Also on August 15, 2006, in accordance with the terms of his employment agreement, Mr. Frissora purchased 1,056,338 shares of the common stock of Hertz Holdings at $5.68 per share, and was granted options to purchase 800,000 shares of common stock of Hertz Holdings at an exercise price of $7.68 per share, 400,000 options at an exercise price of $10.68 per share and 400,000 options at an exercise price of $15.68 per share. All of Mr. Frissora's options will vest 20% per year on the first five anniversaries of the date of commencement of his employment and will have a ten year term.

        See Note 9 to the Notes to our unaudited interim condensed consolidated financial statements included in this Report.

        In December 2004, the Financial Accounting Standards Board, or the "FASB," revised its Statement of Financial Accounting Standards, or "SFAS," No. 123, with SFAS No. 123R, "Accounting for Stock-Based Compensation." The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R. As disclosed in the notes to our financial statements included elsewhere in this Report, we estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield and risk-free interest rate.

        Hertz Holdings granted or modified options to purchase shares of its common stock and sold shares of its common stock to certain of its employees in May, June and August of 2006. Hertz Holdings' management and the compensation committee of its Board of Directors determined that the fair value per share of Hertz Holdings' common stock was $10.00 ($5.68 after giving effect to the Hertz Holdings Dividend) as of May 15, 2006, $12.00 per share ($7.68 after giving effect to the Hertz Holdings Dividend) as of June 30, 2006 and $7.68 as of August 15, 2006. Determining the fair value of the Hertz Holdings' common stock as of each of these dates required making subjective judgments. Hertz engaged an independent valuation specialist to perform a valuation of the common stock of Hertz Holdings as of May 15, 2006, June 30, 2006 and August 15, 2006 to assist Hertz Holdings' management and the compensation committee of Hertz Holdings' Board of Directors in connection with the determination of the fair market value of the Hertz Holdings' common stock as of these dates.

        Several events that occurred over the period from late August through September 2006, as well as the proximity of the proposed initial public offering of Hertz Holdings' common stock, led Hertz Holdings to reconsider the method used for estimating the fair value of the common stock of Hertz Holdings under SFAS No. 123R as of August 15, 2006, and Hertz Holdings has subsequently determined that the fair value of its common stock as of August 15 should be $16.37 per share, rather than $7.68 as had originally been determined at that time. In determining the fair value per share of the common stock of Hertz Holdings as of the August 15, 2006 date, Hertz Holdings placed significantly greater weight on these additional events than on the valuation report prepared by the independent valuation specialist as of August 15, 2006.

        The events that led Hertz Holdings to reconsider the fair value of its common stock as of August 15, 2006, in addition to the proximity of the proposed initial offering, include the emergence of an actively traded car rental industry participant comparable in size to us, Avis Budget Group, Inc., or "ABG," and the related increase in analyst coverage of the car rental industry, with the associated emergence of coverage that includes fully developed, forward-looking income statement, balance sheet and revenue models and price targets and multiples for industry participants that utilize a more standardized valuation metric that utilizes measures similar to what Hertz Holdings refers to as "corporate EBITDA." Before ABG's emergence as a stand-alone public company and the industry research that has been associated with it, there was limited forward-looking industry trend information or valuation information available to provide forward-looking valuation benchmarks for companies in the car rental industry. This situation changed in August and September 2006 as analysts from major investment banking firms developed detailed projections models and provided their views of industry trends. Also in September 2006, analysts from two major investment banking firms each published their views with respect to trends in the car rental industry and of the appropriate valuation for ABG, including forward-looking price targets for ABG's stock.

        Hertz Holdings determined the fair value of its common stock as of August 15, 2006 for financial reporting purposes by applying a marketability discount, reflecting the likelihood and timing of the successful completion of the proposed initial public offering of the common stock of Hertz Holdings as of August 15, 2006, to the proposed initial public offering price range.

        The options granted on August 15, 2006 were issued at strike prices of $7.68, $10.68 and $15.68 per share, and we will record compensation expense totaling $19.0 million based on a fair value per share of $16.37 that will be amortized over the service period that began on the grant date. We also recognized compensation expense of $13.2 million associated with the difference between the price of $7.68 per share paid for the stock issued on August 15, 2006 and the reassessed fair value per share of $16.37 in the third quarter of 2006.

        Because the shares sold in May 2006 were issued at a price at least equal to the fair market value of the common stock of Hertz Holdings on the date of the issuances, we were not required to recognize compensation expense associated with these issuances. The compensation expense for the stock options Hertz Holdings issued in May and June 2006 was initially determined to be $72.9 million, which we will recognize over the service period that began on the grant dates. As a result of a modification of these options made in June 2006 in connection with the Hertz Holdings Dividend, an additional $14.1 million of compensation expense will also be recognized over the remaining service period of the options. In June 2006, Hertz Holdings sold shares to Craig R. Koch, our former Chief Executive Officer, for less than their fair value as determined as of the date of issuance, and we recognized compensation expense of $0.2 million as a result.

        If the fair value of the common stock of Hertz Holdings exceeded the May 2006 option strike price by $1.00, we would have had to record additional compensation expense of $10.8 million in the aggregate over the service period of those options beginning in the second quarter of 2006, as well as a charge of $1.8 million in the aggregate as compensation expense associated with the May 2006 stock sales, the full amount of which would have been required to be recorded in the second quarter of 2006. If the fair value of the common stock of Hertz Holdings had been $1.00 higher at the time of the Hertz Holdings Dividend on June 30, we would have had to recognize additional expense, related to the modification of the exercise price of the options, of $1.5 million, to be amortized over the service period of those options.

Other Financial Information

        The interim financial information included in this Report has not been audited by PricewaterhouseCoopers LLP, or "PwC." In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, reliance on their reports on such information should be restricted. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on the interim financial information because such reports do not constitute "reports" or "parts" of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        There is no material change in the information reported under "Part II, Item 7A.—Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risks," which appears on pages 69 and 70 of this Report.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

        An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Accounting for Deferred Income Taxes

        During the preparation of our 2005 financial statements and the related testing of our internal controls over financial reporting, we identified a significant deficiency with respect to the reporting of our taxes, including deferred tax liabilities, which was reported to our Audit Committee. This significant deficiency was considered by management in its overall assessment of our internal control over financial reporting as of December 31, 2005. Our management concluded that there were mitigating controls and processes to prevent or detect a material misstatement of our financial statements. Deferred taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. The deficiency resulted from our historical practice of determining our deferred tax balances using a "roll forward" approach rather than the "balance-sheet" approach required under SFAS 109, "Accounting for Income Taxes."

        To facilitate the remediation of this deficiency we engaged a third party under our supervision to perform a comprehensive analysis of our deferred tax liabilities. The study is in process and is currently expected to be completed prior to the filing of our annual report on Form 10-K for the year ending December 31, 2006.

        The preliminary results of the analysis as it relates to the Predecessor period ended December 20, 2005 and Predecessor fiscal years ended December 31, 2004, 2003, 2002 and 2001 indicate that no material adjustments are required to our previously issued financial statements for these Predecessor periods. However, it is possible that the analysis, once completed, will conclude that at December 20, 2005, prior to the Acquisition, certain amounts should have been classified as current tax liabilities rather than as deferred tax liabilities. With respect to the Successor period ended December 31, 2005 and subsequent completed quarterly periods, we currently do not expect that any material adjustment to our financial statements will be required because we utilized purchase accounting for the Acquisition at December 21, 2005. We do not believe, based on the preliminary results of the analysis, that any material adjustment to our previously issued balance sheets, statements of operations or statements of cash flows will be required, nor do we currently expect any final adjustment to be material at the end of or for the period in which the study and our analysis are finalized. Once the study is finalized, if the preliminary results of the analysis are confirmed, we would expect to record a reduction in our deferred tax liability, offset by an equivalent reduction in goodwill, at December 31, 2006. We do not currently expect the adjustment amount to exceed $300 million.

        Because the analysis is ongoing and the results are still preliminary and subject to change, the currently estimated amounts of the adjustments described above may increase or decrease. Also, because any final adjustments will not be known until the study is completed, there is a possibility that the final adjustments, once determined, could be material and could therefore result in a restatement of our previously issued financial statements.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        There were no material changes in the legal proceedings described in our 10-K for the fiscal year ended December 31, 2005 that we are required to be disclosed in response to Item 303 of Regulation S-K. The following recent developments pertaining to legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2005 is furnished on a supplemental basis:

        On August 11, 2006, the plaintiffs' request to seek an interlocutory appeal of the court's denial of class certification in Jennifer Myers, individually and on behalf of all others similarly situated, v. The Hertz Corporation was denied. Plaintiffs are now seeking class certification for a New York class on their derivative New York state labor law claims.

        On October 5, 2006, the plaintiff's petition for certification of its discretionary appeal to the New Jersey Supreme Court in Naomi R. Henderson, individually and on behalf of all others similarly situated, v. The Hertz Corporation was denied.

        On August 3, 2006, a hearing was held on plaintiff's amended motion for class certification in Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation with no decision rendered to date. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charges a Fuel and Service Charge in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We are appealing this order.

        On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd. purports to be a nationwide class action on behalf of persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver or "LDW" charge. The plaintiff also indicates that it may seek to expand its complaint and class definitions to include all persons who were charged an "Environmental Recovery Fee" by HERC. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff seeks an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violate the New Jersey Consumer Fraud Act. The complaint also asks for attorneys' fees and costs. We have not yet filed a responsive pleading.

        On October 13, 2006, Janet Sobel, Daniel Dugan, PhD., and Lydia Lee, individually and on behalf of all others similarly situated, v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purports to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise Rent- A-Car Company, or "Enterprise" at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleges that the airport concession recovery fees violate certain provisions of Nevada law, including Nevada's Deceptive Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asks for attorneys' fees and costs. We have not yet filed a responsive pleading.

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

        Our results of operations are affected by many economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity either in the United States or in international markets may have a material adverse effect on our business. In the car rental business, a decline in economic activity typically results in a decline in both business and leisure travel and, accordingly, a decline in the volume of car rental transactions. In the equipment rental business, a decline in economic activity typically results in a decline in activity in non-residential construction and other businesses in which our equipment rental customers operate and, therefore, results in a decline in the volume of equipment rental transactions. In the case of a decline in car or equipment rental activity, we may reduce rental rates to meet competitive pressures, which could have a material adverse effect on our results of operations. A decline in economic activity also may have a material adverse effect on residual values realized on the disposition of our revenue earning cars and/or equipment.

We face intense competition that may lead to downward pricing, or an inability to increase prices, which could have a material adverse impact on our results of operations.

        The markets in which we operate are highly competitive. See "Item 1—Business—Worldwide Car Rental—Competition" and "Item 1—Business—Equipment Rental—Competition" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, or our "10-K." We believe that price is one of the primary competitive factors in the car and equipment rental markets. Our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we match competitors' downward pricing, it could have a material adverse impact on our results of operations. To the extent that we do not match or remain within a reasonable competitive distance from our competitors' pricing, it could also have a material adverse impact on our results of operations, as we may lose rental volume. The Internet has increased pricing transparency among car rental companies by enabling cost-conscious customers, including business travelers, to more easily obtain the lowest rates available from car rental companies for any given trip. This transparency may increase the prevalence and intensity of price competition in the future.

Our car rental business is dependent on the air travel industry, and disruptions in air travel patterns could harm our business.

        We estimate that approximately 72% of our worldwide car rental revenues during the twelve months ended September 30, 2006 were generated at our airport rental locations. Significant capacity reductions or airfare increases (e.g., due to an increase in fuel costs) could result in reduced air travel and have a material adverse effect on our results of operations. In addition, any event that disrupts or reduces business or leisure air travel could have a material adverse effect on our results of operations. In particular, certain U.S. airlines have experienced economic distress in recent years, resulting in the bankruptcy proceedings of Delta Air Lines, Inc., Northwest Airlines Corporation, United Air Lines, Inc. and US Airways Group, Inc. Any further deterioration in the economic condition of U.S. and international airlines could exacerbate reductions in air travel. Other events that impact air travel could include work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events. For example, shortly before the September 11, 2001 terrorist attacks, we estimated that we would earn a pre-tax profit of approximately $250 million in 2001; by contrast, our actual pre-tax profit for 2001 was only approximately $3 million, and we continued to feel the adverse effects of the attacks well into the following year. On a smaller scale, the

2003 outbreak of Severe Acute Respiratory Syndrome, or "SARS," in the Toronto, Canada area and parts of Asia, significantly reduced our 2003 results of operations in Canada.

Our business is highly seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations.

        Certain significant components of our expenses, including real estate taxes, rent, utilities, maintenance and other facility-related expenses, the costs of operating our information systems and minimum staffing costs, are fixed in the short-run. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. The second and third quarters of the year have historically been our strongest quarters due to their increased levels of leisure travel and construction activity. In 2005, the second and third quarters accounted for approximately 25% and 28% of total revenues and 29% and 49% of income before income taxes and minority interest, respectively. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity and/or results of operations. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," contained in this Report.

We may not be successful in our business strategy to expand into the off-airport rental market, including marketing to replacement renters and insurance companies that reimburse or pay for such rentals.

        We have been increasing our presence in the off-airport car rental market in the United States. We currently intend to pursue profitable growth opportunities in the off-airport market. We may do this through a combination of selected new location openings, a disciplined evaluation of existing locations and the pursuit of same-store sales growth. In order to increase revenues at our existing and any new off-airport locations, we will need to successfully market to insurance companies and other companies that provide rental referrals to those needing cars while their vehicles are being repaired or are temporarily unavailable for other reasons, as well as to the renters themselves. This could involve a significant number of additional off-airport locations or strategic changes with respect to our existing locations. We incur minimal non-fleet costs in opening our new off-airport locations, but new off-airport locations, once opened, take time to generate their full potential revenues. As a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation. See "Item 1—Business—Worldwide Car Rental—Operations" in our 10-K. The results of this strategy and the success of our implementation of this strategy will not be known for a number of years. If we are unable to grow profitably in our off-airport network, properly react to changes in market conditions or successfully market to replacement renters and the insurance companies covering the cost of their rentals, our financial condition, results of operations and cash flows could be materially adversely affected.

We face risks of increased costs of cars and equipment and of decreased profitability, including as a result of limited supplies of competitively priced cars or equipment.

        We believe we are one of the largest private sector purchasers of new cars in the world for our rental fleet, and during the twelve months ended September 30, 2006, our approximate average holding period for a rental car was ten months in the United States and nine months in our international car rental operations. In recent years, the average cost of new cars has increased. In the United States, increases of approximately 17% in monthly per-car depreciation costs for 2006 model year program cars began to adversely affect our results of operations in the fourth quarter of 2005, as those cars began to enter our fleet. On a comparable basis, we expect 2007 model year program vehicle depreciation costs to rise approximately 20% and per-car depreciation costs for 2007 model year U.S.

risk cars to decline slightly. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we expect to purchase as risk cars and other actions we expect to take to mitigate program car cost increases, we expect our net per-car depreciation costs for 2007 model year cars in the United States will increase by approximately 6% from our net per-car depreciation costs for 2006 model year U.S. cars. We began to experience the impact of those cost changes and mitigation actions in the fourth quarter of 2006, as substantial numbers of 2007 model year cars begin to enter our U.S. rental fleet. We may not be able to offset these car cost increases to a degree sufficient to maintain our profitability.

        Historically, we have purchased more of the cars we rent from Ford Motor Company, or "Ford," than from any other automobile manufacturer. Over the five years ended December 31, 2005, approximately 50% of the cars acquired by us for our U.S. car rental fleet, and approximately 30% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the twelve months ended September 30, 2006, approximately 42% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 31% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries, which represented the largest percentage of any automobile manufacturer during that period. Under our Master Supply and Advertising Agreement with Ford, Ford has agreed to develop fleet offerings in the United States that are generally competitive with terms and conditions of similar offerings by other automobile manufacturers. The Master Supply and Advertising Agreement expires in 2010. See "Item 1—Business—Relationship with Ford—Supply and Advertising Arrangements" in our 10-K. We cannot assure you that we will be able to extend the Master Supply and Advertising Agreement beyond its current term or enter into similar agreements at reasonable terms. In the future, we expect to buy a smaller proportion of our car rental fleet from Ford than we have in the past. If Ford does not offer us competitive terms and conditions, and we are not able to purchase sufficient quantities of cars from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase cars at higher prices, or on terms less competitive, than for cars purchased by our competitors. Historically, we have also purchased a significant percentage of our car rental fleet from General Motors Corporation, or "General Motors." Over the five years ended December 31, 2005, approximately 19% of the cars acquired by us for our U.S. car rental fleet, and approximately 16% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the twelve months ended September 30, 2006, approximately 18% of the cars acquired by our U.S. car rental fleet, and approximately 14% of the cars acquired by us for our international fleet, were manufactured by General Motors.

        To date we have not entered into any long-term car supply arrangements with manufacturers other than Ford. In addition, certain car manufacturers, including Ford, have adopted strategies to de-emphasize sales to the car rental industry which they view as less profitable due to historical sales incentive and other discount programs that tended to lower the average cost of cars for fleet purchasers such as us. Reduced or limited supplies of equipment together with increased prices are risks that we also face in our equipment rental business. We cannot offer assurance that we will be able to pass on increased costs of cars or equipment to our rental customers. Failure to pass on significant cost increases to our customers would have a material adverse impact on our results of operations and financial condition.

We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs.

        For the twelve months ended September 30, 2006, approximately 67% of the cars purchased in our combined U.S. and international car rental fleet were subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. These repurchase and guaranteed depreciation programs limit the risk to us that the market value of a car at the time of its disposition will be less than its estimated residual value at such time. We refer to this risk as "residual risk." For this reason, cars purchased by car rental companies under repurchase and guaranteed depreciation programs are sometimes referred to by industry participants as "program" cars. Conversely, those cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk are sometimes referred to as "risk" cars.

        Repurchase and guaranteed depreciation programs enable us to determine our depreciation expense in advance. This predictability is useful to us, since depreciation is a significant cost factor in our operations. Repurchase and guaranteed depreciation programs are also useful in managing our seasonal peak demand for fleet, because some of them permit us to acquire cars and dispose of them after relatively short periods of time. A trade-off we face when we purchase program cars is that we typically pay the manufacturer of a program car more than we would pay to buy the same car as a risk car. Program cars thus involve a larger initial investment than their risk counterparts. If a program car is damaged or otherwise becomes ineligible for return or sale under the relevant program, our loss upon the disposition of the car will be larger than if the car had been a risk car, because our initial investment in the car was larger.

        We expect the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs to decrease substantially due primarily to anticipated changes in the terms to be offered by automobile manufacturers under repurchase programs and because we expect car manufacturers to offer fewer program cars to us as part of their announced efforts to de-emphasize sales to car rental companies. Accordingly, we expect to bear increased risk relating to the residual market value and the related depreciation on our car rental fleet and to use different rotational techniques to accommodate our seasonal peak demand for cars.

        Repurchase and guaranteed depreciation programs generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility will be reduced if the percentage of program cars in our car rental fleet decreases materially. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" in this Report and "Item 1—Business—Worldwide Car Rental—Fleet" in our 10-K.

        In the future, car manufacturers could modify or eliminate their repurchase or guaranteed depreciation programs or change their return policies (which include condition, mileage and holding period requirements for returned cars) from one program year to another to make it disadvantageous to acquire certain cars. Any such modification or elimination would increase our exposure to the risks described in the preceding paragraphs. In addition, because we obtain a substantial portion of our financing in reliance on repurchase and guaranteed depreciation programs, the modification or elimination of those programs, or the associated return policies, by manufacturers or significant adverse changes in the financial condition of manufacturers could make needed vehicle-related debt financing significantly more difficult to obtain on reasonable terms. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We could be harmed by a decline in the results of operations or financial condition of the manufacturers of our cars, particularly if they are unable, or reject their obligations, to repurchase program cars from us or to guarantee the depreciation of program cars.

        In 2005 and 2006, Ford and General Motors, which are the principal suppliers of cars to us on both a program and risk basis, have experienced deterioration in their operating results and significant declines in their credit ratings. A severe or persistent decline in the results of operations or financial condition of a manufacturer of cars that we own could reduce the cars' residual values, particularly to the extent that the manufacturer unexpectedly announced the eventual elimination of its models or nameplates or ceased manufacturing them altogether. Such a reduction could cause us to sustain a loss on the ultimate sale of risk cars, on which we bear the risk of such declines in residual value, or require us to depreciate those cars on a more rapid basis while we own them.

        In addition, if a decline in results or conditions were so severe as to cause a manufacturer to default on an obligation to repurchase or guarantee the depreciation of program cars we own, or to cause a manufacturer to commence bankruptcy reorganization proceedings, and reject its repurchase or guaranteed depreciation obligations, we would have to dispose of those program cars without the benefits of the associated programs. This could significantly increase our expenses. In addition, disposing of program cars following a manufacturer default or rejection of the program in bankruptcy could result in losses similar to those associated with the disposition of cars that have become ineligible for return or sale under the applicable program. Such losses could be material if a large number of program cars were affected. For example, we estimate that if Ford Motor Company, but not its subsidiaries, were to file for bankruptcy reorganization and reject all its commitments to repurchase program cars from us, we would sustain material losses, which could be as high as several hundred million dollars, upon disposition of those cars. A reduction in the number of program cars that we buy would reduce the magnitude of this exposure, but it would simultaneously increase our exposure to residual value risk. See "—We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs."

        Any default or reorganization of a manufacturer that has sold us program cars might also leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value. For the twelve months ended September 30, 2006, outstanding month-end receivables for cars sold to manufacturers were as much as $975 million, with the highest amount for a single manufacturer being $350 million owed by Ford. A decline in the economic and business prospects of car manufacturers, including any economic distress impacting the suppliers of car components to manufacturers, could also cause manufacturers to raise the prices we pay for cars or reduce their supply to us. In addition, events negatively affecting the car manufacturers could affect how much we may borrow under our asset-backed financing. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We may not be successful in implementing our strategy of reducing operating costs and our cost reduction initiatives may have other adverse consequences.

        We intend to implement initiatives to reduce our operating expenses. These initiatives may include headcount reductions, as well as other expense controls. We cannot assure you that we will be able to implement our cost reduction initiatives successfully, or at all. Even if we are successful in our cost reduction initiatives, we may face other risks associated with our plans, including declines in employee morale or the level of customer service we provide. Any of these risks could materialize and therefore may have a material adverse impact on our results of operations, financial condition and cash flows.

Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.

        We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. In connection with the Acquisition, a bankruptcy-remote special purpose entity wholly owned by us issued approximately $4,300 million of new debt (plus an additional $1,500 million in the form of variable funding notes issued but not funded at the closing of the Acquisition) backed by our

U.S. car rental fleet under our U.S. asset-backed securities program, or our "ABS Program." In addition, we issued $600 million of medium term notes backed by our U.S. car rental fleet prior to the Acquisition, or the "pre-Acquisition ABS Notes," all of which remain outstanding. As part of the Acquisition, various of our non-U.S. subsidiaries and certain special purpose entities issued approximately $1,781 million of debt under loan facilities secured by rental vehicles and related assets of certain of our subsidiaries (all of which are organized outside the United States) or by rental equipment and related assets of certain of our subsidiaries organized outside North America, as well as (subject to certain limited exceptions) substantially all our other assets outside North America. The asset-backed debt issued in connection with the Transactions has expected final payment dates ranging from 2008 to 2010 and the pre-Acquisition ABS Notes have expected final payment dates ranging from 2007 to 2009. Based upon these repayment dates, this debt will need to be refinanced within five years from the date of the closing of the Transactions. Consequently, if our access to asset-backed financing were reduced or were to become significantly more expensive for any reason, we cannot assure you that we would be able to refinance or replace our existing asset-backed financing or continue to finance new car acquisitions through asset-backed financing on favorable terms, or at all. Our asset-backed financing capacity could be decreased, or financing costs and interest rates could be increased, as a result of risks and contingencies, many of which are beyond our control, including, without limitation:

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

        Any disruption in our ability to refinance or replace our existing asset-backed financing or to continue to finance new car acquisitions through asset-backed financing, or any negative development in the terms of the asset-backed financing available to us, could cause our cost of financing to increase significantly and have a material adverse effect on our financial condition and results of operations. The assets that collateralize our asset-backed financing will not be available to satisfy the claims of our general creditors. The terms of our senior credit facilities permit us to finance or refinance new car acquisitions through other means, including secured financing that is not limited to the assets of special purpose entity subsidiaries. We may seek in the future to finance or refinance new car acquisitions, including cars excluded from the ABS Program, through such other means. No assurances can be given, however, as to whether such financing will be available, or as to whether the terms of such financing will be comparable to the debt issued under the ABS Program.

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

        We rely heavily on information systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, account for our activities and otherwise conduct our business. We have centralized our information systems in two redundant facilities in Oklahoma City, Oklahoma, and we rely on communications service providers to link our systems with the business locations these systems serve. A simultaneous loss of both facilities, or a major disruption of communications between the systems and the locations they serve, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. Our systems back-up plans, business continuity plans and insurance programs are designed to mitigate such a risk, not to eliminate it. In addition, because our systems contain information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.

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

        A number of entities, including some of our competitors, have sought, or may in the future obtain, patents and other intellectual property rights that cover or affect software products and other components of information systems that we rely on to operate our business. For example, Enterprise Rent-A-Car Company, or "Enterprise," has asserted that certain systems we use to conduct insurance replacement rentals would infringe on patent rights it would obtain if it were granted certain patents for which it has applied.

        Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. If a court determines that one or more of the software products or other components of information systems we use infringe on intellectual property owned by others or we agree to settle such a dispute, we may be liable for money damages. In addition, we may be required to cease using those products and components unless we obtain licenses from the owners of the intellectual property, redesign those products and components in such a way as to avoid infringement or cease altogether the use of those products and components. Each of these alternatives could increase our expenses materially or impact the marketability of our services. Any litigation, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In addition, a third-party intellectual property owner might not allow us to use its intellectual property at any price, or on terms acceptable to us, which could materially affect our competitive position and our results of operations. For example, if Enterprise were to obtain the patent rights referred to above and after that pursue and prevail on claims of infringement similar to those it has previously asserted, it could have a material adverse effect on our ability to grow our insurance replacement business and, in turn, our off-airport business.

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

        A substantial number of our airport concession agreements, as well as certain of our other agreements with third parties, require the consent of the airports' operators or other parties in connection with any change in ownership of us. Changes in ownership of us could also require the approval of other governmental authorities (including insurance regulators, regulators of our retail used car sales activities and antitrust regulators), and we cannot offer assurance that those approvals would be obtained on terms acceptable to us. If our owners were to proceed to change their ownership of us without obtaining necessary approvals, or if significant conditions on our operations were imposed in connection with obtaining such approvals, our ability to conduct our business could be impaired, resulting in a material adverse effect on our results of operations and financial condition.

We face risks related to liabilities and insurance.

        Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the cars and equipment rented or sold by us and for workers' compensation claims and other employment-related claims by our employees. Currently, we generally self-insure up to $10 million per occurrence in the United States and Europe for vehicle and general liability exposures and maintain insurance with unaffiliated carriers in excess of such levels up to $100 million per occurrence, or in the case of equipment rental in Europe and international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See "Item 1—Business—Risk Management" and "Item 1—Business—Legal Proceedings" in our 10-K.

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate.

        We participate in various "multiemployer" pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdrew from participation in one or more of these plans, then applicable law could require us to make an additional lump-sum contribution to those plans, and we would have to reflect that on our balance sheet and statement of operations. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. We currently do not expect to incur any withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans, including ones in which we participate, are reported to have significantly underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

We have received an informal request from the SEC to provide information about car rental services that we provide to our independent registered public accounting firm in the ordinary course of business.

        In July 2005, the Division of Enforcement of the SEC informed us that it was conducting an informal inquiry and asked us to voluntarily provide documents and information related to car rental services that we provide to our independent registered public accounting firm PricewaterhouseCoopers LLP, or "PwC." The SEC noted in its letter that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security. We cooperated with the SEC by providing it with certain requested information in

July and September 2005. Since then, we have received no further requests from the SEC with respect to this informal inquiry, but neither have we been advised that it has been closed.

        After learning of this informal inquiry, our audit committee and representatives of PwC discussed PwC's independence with respect to us. PwC reconfirmed that it has been and remains independent with respect to us. In making this determination, PwC considered, among other things, its belief that PwC's arrangements with us represent arm's-length transactions that were negotiated in the normal course of business, and, therefore, that the commercial relationship does not impair PwC's independence with respect to us. If the SEC were to take a different view and it were ultimately determined that PwC was not independent with respect to us for certain periods, our filings with the SEC which contain our consolidated financial statements for such periods would be non-compliant with applicable securities laws. A determination that PwC was not independent with respect to us could, among other things, cause us to be in violation of, or in default under, the instruments governing our indebtedness and airport concession agreements, limit our access to capital markets and result in regulatory sanctions. Also, in the event of such a determination, we may be required to have independent audits conducted on our previously audited financial statements by another independent registered public accounting firm for the affected periods. The time involved to conduct such independent audits may make it more difficult to obtain capital on favorable terms, or at all, pending the completion of such audits. Any of the foregoing could have a material adverse effect on our results of operations, liquidity and financial condition, the trading prices of our securities and the eligibility for listing of the common stock of Hertz Holdings on The New York Stock Exchange, or "NYSE."

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could adversely affect our financial position, results of operations or cash flows.

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

        We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the cleanup of contamination at or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. We cannot assure you that compliance with existing or future environmental legislation and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows. See "Item 1—Business—Governmental Regulation and Environmental Matters" and "Item 1—Business—Legal Proceedings" in our 10-K.

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

        The optional liability insurance policies and products providing insurance coverage in our domestic car rental operations are conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of optional products providing insurance coverage historically has not been regulated. Any changes in the law in the United States or internationally that change our operating requirements with respect to insurance could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenues. For instance, in the countries of the European Union and Australia, the regulatory environment for insurance intermediaries is rapidly evolving, and we cannot assure you either that we will be able to continue offering such coverage without substantial changes in our offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. Due to a change in law in Australia, we have discontinued sales of certain insurance products there. See "Item 1—Business—Risk Management" in our 10-K for further discussion regarding how changes in the regulation of insurance intermediaries may affect us internationally.

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

        Further, the substantive regulation of the rates we charge car renters, either through direct price regulation or a requirement that we disregard a customer's source market (location or place of residence) for rate purposes, could reduce our revenues or increase our expenses. We set rates based on a variety of factors including the sources of rental reservations geographically and the means through which the reservations were made, all of which are in response to various market factors and costs. The European Commission has recently considered a directive that could eventually require us to disregard the country of residence of European Union residents for rate purposes, and bills have been introduced into the New York State legislature that similarly would prevent us from charging higher rates to renters residing in certain boroughs of New York City. The adoption of any such measures could have a material adverse impact on our revenues and results of operations.

        The Attorneys General of Massachusetts, Virginia and Montana have in the past eighteen months taken positions that car rental companies may not pass through to customers, by means of separate charges, various expenses, such as vehicle licensing costs and airport concession fees, that the companies incur in their business, or that our ability to pass through such expenses is limited. In Massachusetts and Virginia, as well as in most other places where we operate, we pass through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our car rental customers as separate charges; we have no corporate operations in Montana. In addition, we are currently a defendant in an action challenging the propriety of certain expense pass-through charges in Nevada. We believe our expense pass-through charges, where imposed, are lawful, and expense pass-throughs have, when challenged, been upheld in courts of other states. The position of the Attorney General of Virginia was reversed by subsequent legislation, while the concerns of the Attorney General of Montana, which related primarily to the passing through of vehicle licensing costs, were resolved by assurances of voluntary compliance by our licensees (which permitted passing through of such costs subject to certain limitations of small operational significance). Nonetheless, we cannot offer assurance that the Attorney General of Massachusetts or other states will not take enforcement action against us with respect to our car rental expense pass-throughs. If such action were taken and the Attorneys General were to prevail, it could have a material adverse impact on our revenues and results of operations. In the United States, our revenues from car rental expense pass-throughs for the year ended December 31, 2005 and the nine months ended September 30, 2006 were approximately $287.4 million and $234.7 million, respectively.

The misuse of information we possess could harm our reputation or competitive position or give rise to material liabilities.

        We possess non-public information with respect to millions of individuals, including our customers and our current and former employees, and thousands of businesses, as well as non-public information with respect to our own affairs. The misuse of that information by either our employees or third parties could result in material damage to our brand, reputation or competitive position. In addition, depending on the type of information involved, the nature of our relationship with the person or entity to which the information relates, the cause and the jurisdiction whose laws are applicable, such misuse could result in governmental investigations or material civil or criminal liability. The laws that would be applicable to such a failure are rapidly evolving and becoming more burdensome. See "—Changes in the U.S. and foreign legal and regulatory environment that impact our operations, including laws and regulations relating to the insurance products we sell, customer privacy, data security, insurance rates and expenses we pass through to customers by means of separate charges, could disrupt our business, increase our expenses or otherwise could have a material adverse effect on our results of operations."

        On October 18, 2006, we were advised by the U.S. Federal Bureau of Investigation, or the "FBI," that the names, social security numbers, titles and dates of hire of most of our U.S. employees as of a date in late 2002 had been found on the home computer of one of our former employees. We are cooperating with the FBI in its investigation of this matter. We believe that the information was obtained by the former employee in the course of his employment and subsequently retained by him in violation of applicable company procedures. Regardless of whether we were required by law to do so, we have notified the affected individuals and will afford them free credit monitoring for a fixed period of time. We cannot give assurance that this notice will not give rise to adverse publicity or damage employee morale.

The Sponsors control us and may have conflicts of interest with us in the future.

        The Sponsors control us and may have conflicts of interest with us in the future. Investment funds associated with or designated by the Sponsors own, through their ownership in Hertz Holdings, our ultimate parent, all of our common stock. As a result, the Sponsors exercise control over matters requiring stockholders' approval and control over our policies and affairs. The Sponsors, through their associated investment funds, have the ability to cause the election of all members of our board of directors. The Sponsors or their affiliates also provide us with certain financial advisory and management consulting services. See "Item 13—Certain Relationships and Related Transactions" to our Annual Report on Form 10-K filed on April 5, 2006.

        Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to us as well as to one or more of the Sponsors, including through potential acquisitions by one or more Sponsors or their affiliates of competing businesses. Any competition could intensify if an affiliate or subsidiary of one or more of the Sponsors were to enter into or acquire a business similar to our car rental or equipment rental operations. Given that after the consummation of the proposed initial public offering of the common stock of Hertz Holdings, we will not be wholly owned by any one of the three Sponsors, the Sponsors may be inclined to direct relevant corporate opportunities to entities which they control individually rather than to us. See "Item 13—Certain Relationships and Related Transactions—Stockholders Agreement" to our Annual Report on Form 10-K filed on April 5, 2006.

Risks Relating to Our Substantial Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

        We have a significant amount of debt. As of September 30, 2006, we had approximately $12,959.3 million of debt outstanding and a total debt to equity ratio of 5.3 to 1.0. Our substantial debt could have important consequences to you. For example, it could:

  •
  make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our senior credit facilities and the U.S. and international fleet debt financings entered into as part of the Transactions, resulting in possible defaults on and acceleration of such indebtedness;

  •
  require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce the availability of our cash flows from operations to fund working capital, capital expenditures or other general corporate purposes;

  •
  increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings, including under the agreements governing our U.S. and international fleet debt financings entered into as part of the Transactions and our senior credit facilities, is at variable rates of interest;

  •
  place us at a competitive disadvantage to our competitors with proportionately less debt or comparable debt at more favorable interest rates;

  •
  limit our ability to refinance our existing indebtedness or borrow additional funds in the future;

  •
  limit our flexibility in planning for, or reacting to, changing conditions in our business and industry; and

  •
  limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins.

        Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit us or our subsidiaries from doing so. As of September 30, 2006, our senior credit facilities provided us commitments for additional aggregate borrowings (subject to borrowing base limitations) of approximately $1,556.4 million, and permitted additional borrowings beyond those commitments under certain circumstances. As of September 30, 2006, our U.S. fleet debt facilities, international fleet debt facilities and our fleet financing facility for our fleet in Hawaii, Kansas and Puerto Rico provided us commitments for additional aggregate borrowings of approximately $1,418.0 million, the foreign currency equivalent of $713.0 million, and $151.0 million, respectively, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness.

We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

        Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements, will depend on the financial and operating performance of us and our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors, many of which may be beyond our control, as described under "—Risks Related to Our Business" above.

        We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. We also cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and restrict the use of proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

A significant portion of our outstanding indebtedness is secured by substantially all of our consolidated assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

        Indebtedness under our senior credit facilities is secured by a lien on substantially all our assets (other than assets of foreign subsidiaries), including pledges of all or a portion of the capital stock of certain of our subsidiaries. Our senior notes and senior subordinated notes are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default were to occur under our senior credit facilities, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors, including the holders of our senior notes and senior subordinated notes. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior credit facilities), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Furthermore, many of the subsidiaries that hold our U.S. and international car rental fleets in connection with our asset-backed financing programs are intended to be bankruptcy remote and the assets held by them may not be available to our general creditors in a bankruptcy unless and until they are transferred to a non-bankruptcy remote entity. As of September 30, 2006, substantially all of our consolidated assets, including our car and equipment rental fleets, have been pledged for the benefit of the lenders under our senior credit facilities or are subject to securitization facilities in connection with our U.S. and international fleet debt facilities. As a result, the lenders under these facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors and holders of our unsecured indebtedness may receive less, ratably, than the holders of our senior debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom. As discussed below, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial flexibility.

        Our senior credit facilities and the indentures governing our senior notes and senior subordinated notes contain covenants that, among other things, restrict our and our subsidiaries' ability to:

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

        In addition, our senior credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial condition tests, including ratios and tests which utilize Corporate EBITDA. Our ability to comply with the covenants and restrictions contained in our senior credit facilities and the indentures for our senior notes and senior subordinated notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either our senior credit facilities or the indentures that would permit the applicable lenders or holders of the senior notes and senior subordinated notes, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to make borrowings under the senior credit facilities and may not be able to repay the amounts due under the senior credit facilities and the senior notes and senior subordinated notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

        We are also subject to operational limitations under the terms of our ABS Program. For example, there are contractual limitations with respect to the cars that secure our ABS Program. These limitations are based on the identity or credit ratings of the cars' manufacturers, the existence of satisfactory repurchase or guaranteed depreciation arrangements for the cars or the physical characteristics of the cars. As a result, we may be required to limit the percentage of cars from any one manufacturer or increase the credit enhancement related to the program and may not be able to take advantage of certain cost savings that might otherwise be available through manufacturers. If these limitations prevented us from purchasing, or retaining in our fleet, cars on terms that we would otherwise find advantageous, our results of operations could be adversely affected.

        Further, the facilities relating to our international fleet financing contain a number of covenants, including a covenant that restricts the ability of Hertz International, Ltd., a subsidiary of ours that is the direct or indirect holding company of substantially all of our non-U.S. operating subsidiaries, to make dividends and other restricted payments (which may include payments of intercompany indebtedness), in an amount greater than €100 million plus a specified excess cash flow amount, calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until the later of one year from the Closing Date and such time as 50% of the commitments under the facilities on the Closing Date have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of excess cash flow based on the percentage of facilities relating to our international fleet debt at the closing of the Acquisition that have been replaced by permanent take-out international asset-based facilities. These restrictions will limit the availability of funds from Hertz International, Ltd. and its subsidiaries to help us make payments on our indebtedness. Certain of these permanent take-out international asset-based facilities are expected to be novel and complicated structures. We cannot assure you that we will be able to complete such permanent take-out financings on terms acceptable to us or on a timely basis, if at all; if we are unable to do so, our liquidity and interest costs may be adversely affected.

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

        The indentures governing our senior notes and senior subordinated notes and the agreements governing our senior credit facilities contain numerous covenants and require us to meet certain financial ratios and tests which utilize Corporate EBITDA. Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. Such alternative measures could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6. Exhibits

  (a)
  Exhibits:

4.1	Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (incorporated by reference to Exhibit 4.13 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. filed on October 27, 2006).
4.1.1
First Amendment, dated as of October 6, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (incorporated by reference to Exhibit 4.13.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. filed on October 27, 2006).
10.1
First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. filed on October 27, 2006)
10.2
Hertz Global Holdings, Inc. Director Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. filed on November 13, 2006)
12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2006 and 2005.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 13, 2006, relating to Financial Information.
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

THE HERTZ CORPORATION (Registrant)
Date: November 13, 2006	By:	/s/ PAUL J. SIRACUSA Paul J. Siracusa Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

4.1	Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (incorporated by reference to Exhibit 4.13 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. filed on October 27, 2006).
4.1.1
First Amendment, dated as of October 6, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (incorporated by reference to Exhibit 4.13.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. filed on October 27, 2006).
10.1
First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. filed on October 27, 2006)
10.2
Hertz Global Holdings, Inc. Director Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. filed on November 13, 2006)
12	Consolidated Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2006 and 2005.
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 13, 2006 relating to Financial Information.
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

QuickLinks

THE HERTZ CORPORATION AND SUBSIDIARIES INDEX
PART I—FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE HERTZ CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands of Dollars) Unaudited
THE HERTZ CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands of Dollars) Unaudited
THE HERTZ CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands of Dollars) Unaudited
THE HERTZ CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in Thousands of Dollars) Unaudited
THE HERTZ CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Unaudited
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX