Form 10-Q
period 2007-03-31
HERTZ CORP
filed 2007-05-15
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of May 14, 2007, all of the common stock of the registrant is owned by its affiliate, Hertz Investors, Inc. As of May 14, 2007, 100 shares of the registrant’s common stock (par value $0.01) were outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM l.                   Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of March 31, 2007 and the related consolidated statements of operations for each of the three-month periods ended March 31, 2007 and March 31, 2006 and the consolidated statements of cash flows for the three-month periods ended March 31, 2007 and March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated balance sheet and consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein), and in our report dated March 30, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 14, 2007

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
Unaudited

ASSETS

	March 31, 2007	December 31, 2006
Cash and equivalents	$475,664	$671,831
Restricted cash	191,835	552,516
Receivables, less allowance for doubtful accounts of $3,717 and $1,989	1,439,897	1,657,587
Inventories, at lower of cost or market	114,773	112,119
Prepaid expenses and other assets	353,889	369,922
Revenue earning equipment, at cost:
Cars	8,853,868	8,188,794
Less accumulated depreciation	(817,263)	(822,387)
Other equipment	2,724,863	2,686,947
Less accumulated depreciation	(302,441)	(247,846)
Total revenue earning equipment	10,459,027	9,805,508
Property and equipment, at cost:
Land, buildings and leasehold improvements	992,479	969,195
Service equipment	615,708	597,882
	1,608,187	1,567,077
Less accumulated depreciation	(254,533)	(199,020)
Total property and equipment	1,353,654	1,368,057
Other intangible assets, net	3,158,508	3,173,495
Goodwill	978,983	964,693
Total assets	$18,526,230	$18,675,728

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable	$1,166,444	$654,327
Accrued liabilities	889,796	975,654
Accrued taxes	120,137	92,469
Debt	11,756,914	12,276,184
Public liability and property damage	328,845	327,024
Deferred taxes on income	1,778,476	1,816,806
Total liabilities	16,040,612	16,142,464
Minority interest	18,923	14,813
Stockholder’s equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional capital paid-in	2,327,549	2,320,452
Retained earnings	37,246	103,471
Accumulated other comprehensive income	101,900	94,528
Total stockholder’s equity	2,466,695	2,518,451
Total liabilities and stockholder’s equity	$18,526,230	$18,675,728

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Three Months Ended March 31,
	2007	2006
Revenues:
Car rental	$1,505,075	$1,399,622
Equipment rental	389,843	363,048
Other	26,614	23,924
Total revenues	1,921,532	1,786,594
Expenses:
Direct operating	1,114,324	1,070,150
Depreciation of revenue earning equipment	467,817	407,254
Selling, general and administrative	200,375	162,177
Interest, net of interest income of $12,069 and $7,657	229,609	210,313
Total expenses	2,012,125	1,849,894
Loss before income taxes and minority interest	(90,593)	(63,300)
Benefit for taxes on income	32,122	17,323
Minority interest	(4,110)	(3,259)
Net loss	$(62,581)	$(49,236)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(62,581)	$(49,236)
Non-cash expenses:
Depreciation of revenue earning equipment	467,817	407,254
Depreciation of property and equipment	45,700	49,847
Amortization of other intangible assets	15,382	15,458
Amortization of deferred financing costs	13,248	20,433
Amortization of debt discount	6,181	8,750
Debt modification costs	16,177	—
Stock-based employee compensation	6,099	—
Provision for public liability and property damage	47,042	45,761
Loss on revaluation of foreign denominated debt	—	6,545
Loss (gain) on ineffectiveness of interest rate swaps	12,786	(1,034)
Provision for losses on doubtful accounts	2,871	4,613
Minority interest	4,110	3,259
Deferred taxes on income	(24,207)	584
Changes in assets and liabilities, net of effects of acquisition:
Receivables	224,310	402,876
Inventories, prepaid expenses and other assets	(16,510)	(16,902)
Accounts payable	501,944	362,683
Accrued liabilities	(88,680)	(3,258)
Accrued taxes	(211)	(8,651)
Payments of public liability and property damage claims and expenses	(45,212)	(44,025)
Net cash provided by operating activities	$1,126,266	$1,204,957

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands of Dollars)
Unaudited

	Three Months Ended March 31,
	2007	2006
Cash flows from investing activities:
Net change in restricted cash	$360,954	$40,886
Revenue earning equipment expenditures	(3,333,193)	(3,862,101)
Proceeds from disposal of revenue earning equipment	2,243,218	2,591,339
Property and equipment expenditures	(37,613)	(64,677)
Proceeds from disposal of property and equipment	9,432	19,804
Available-for-sale securities:
Sales	264	—
Other	(7)	—
Net cash used in investing activities	(756,945)	(1,274,749)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,100	2,245
Repayment of long-term debt	(720,037)	(4,594)
Short-term borrowings:
Proceeds	145,000	373,130
Repayments	—	(131,992)
Ninety day term or less, net	13,912	(337,315)
Payment of financing costs	(6,252)	(24,081)
Net cash used in financing activities	(565,277)	(122,607)
Effect of foreign exchange rate changes on cash and equivalents	(211)	27,903
Net decrease in cash and equivalents during the period	(196,167)	(164,496)
Cash and equivalents at beginning of period	671,831	843,908
Cash and equivalents at end of period	$475,664	$679,412
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$260,058	$119,128
Income taxes	3,204	3,144

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Basis of Presentation

The Hertz Corporation, together with its subsidiaries, is referred to herein as “we,” “our” and “us.” The Hertz Corporation is referred to herein as “Hertz.” Hertz Global Holdings, Inc., our ultimate parent company, is referred to herein as “Hertz Holdings.”

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company, or “Ford,” acquired an ownership interest in Hertz in 1987. Prior to this, Hertz was a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired Hertz’s outstanding capital stock from RCA Corporation in 1985.

On December 21, 2005, or the “Closing Date,” investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., or “CD&R,” The Carlyle Group, or “Carlyle,” and Merrill Lynch Global Private Equity, or “MLGPE,” or collectively the “Sponsors,” through CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings (previously known as CCMG Holdings, Inc.) acquired all of Hertz’s common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million.

We refer to the acquisition of all of Hertz’s common stock through a wholly owned subsidiary of Hertz Holdings as the “Acquisition.” We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the “Transactions.”

In November 2006, Hertz Holdings completed its initial public offering of 88,235,000 shares of its common stock at a per share price of $15.00, with proceeds to Hertz Holdings before underwriting discounts and offering expenses of approximately $1.3 billion. The proceeds were used to repay borrowings that were outstanding under a $1.0 billion loan facility entered into by Hertz Holdings, or the “Hertz Holdings Loan Facility,” and to pay related transaction fees and expenses. The proceeds were also used to pay special cash dividends of $1.12 per share on November 21, 2006 to stockholders of record of Hertz Holdings immediately prior to the initial public offering. Immediately following the initial public offering, the Sponsors’ ownership percentage in Hertz Holdings decreased to approximately 71.6%.

The significant accounting policies summarized in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the United States Securities and Exchange Commission on March 30, 2007, or the “10-K,” have been followed in preparing the accompanying condensed consolidated financial statements.

In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

The December 31, 2006 condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or “GAAP.”

Certain prior period amounts have been reclassified to conform with current reporting.

Note 2—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or “FASB,” issued Statement of Financial Accounting Standards, or “SFAS” No. 157, or “SFAS No. 157,” “Fair Value Measurements.”

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

Restricted cash includes cash and equivalents that are not readily available for our normal disbursements. Restricted cash and equivalents are restricted for the acquisition of vehicles and other specified uses under our asset backed securities program, the generation of tax benefits under our like-kind exchange programs and to satisfy certain of our self-insurance reserve requirements. As of March 31, 2007 and December 31, 2006, the portion of total restricted cash that was associated with our fleet debt was $76.5 million and $487.0 million, respectively.

Note 4—Goodwill and Other Intangible Assets

We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized, but instead must be tested for impairment at least annually. For 2006, we conducted the required annual goodwill and indefinite-lived intangible asset impairment test in the second quarter and determined that there was no impairment.

The following summarizes the changes in our goodwill, by segment, for the periods presented (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2006	$336,579	$628,114	$964,693
Other changes(1)	15,930	(1,640)	14,290
Balance as of March 31, 2007	$352,509	$626,474	$978,983

(1)             Consists of changes primarily resulting from the adoption of FIN 48 (see Note 5—Taxes on Income) and the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

Other intangible assets, net, consisted of the following major classes (in thousands of dollars):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer-related	$610,307	$(76,501)	$533,806	$611,783	$(63,046)	$548,737
Other	3,141	(2,439)	702	1,270	(512)	758
Total	613,448	(78,940)	534,508	613,053	(63,558)	549,495
Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000	2,624,000	—	2,624,000
Total other intangible assets, net	$3,237,448	$(78,940)	$3,158,508	$3,237,053	$(63,558)	$3,173,495

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Amortization of other intangible assets for the three months ended March 31, 2007 and March 31, 2006 was approximately $15.4 million and $15.5 million, respectively. Future amortization expense of other intangible assets is expected to be approximately $61.2 million per year for each of the next five years.

Note 5—Taxes on Income

The provision for taxes on income is determined using the estimated effective tax rate applicable for the full year. We currently estimate our full-year effective tax rate to be approximately 33.1% for 2007 excluding discrete items. The effective tax rate for the three months ended March 31, 2007 is 35.5%, which reflects the tax benefits attributable to the restructuring charges.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, or “FIN 48,” “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” on January 1, 2007. Upon adoption, we recorded an $18.9 million increase to our liabilities for unrecognized tax benefits. The increase in liabilities was recorded as a charge of $3.6 million and an increase of $15.3 million to the January 1, 2007 retained earnings and goodwill balances, respectively. As of the adoption date, we had gross tax effected unrecognized tax benefits of $20.3 million, of which $5.1 million, if recognized, would favorably impact the effective tax rate in future periods.

We conduct business globally and, as a result, file one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, France, Germany, Italy, Spain, Ireland, the United Kingdom and the United States. The open tax years for these jurisdictions span from 1991 to 2006. The tax indemnification agreement entered into with Ford on the Closing Date indemnifies Hertz from U.S. federal and unitary state, and certain combined non-U.S. income tax liabilities for all periods prior to December 21, 2005.

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We are currently not under audit by the Internal Revenue Service but are under audit in several non-U.S. jurisdictions. It is reasonably possible that a $3.3 million tax liability, attributable to an uncertain tax position, may reverse within the next twelve months.

Interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of “Benefit for taxes on income” in our consolidated statement of operations. Accrued interest (net of benefit) and penalties recorded at January 1, 2007 in our condensed consolidated balance sheet was $12.5 million.

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended
	March 31,
	2007	2006
Depreciation of revenue earning equipment	$451,364	$418,640
Adjustment of depreciation upon disposal of the equipment	5,057	(17,011)
Rents paid for vehicles leased	11,396	5,625
Total	$467,817	$407,254

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2007 and 2006 included a net loss of $8.5 million and a net gain of $11.1 million, respectively, on the disposal of vehicles used in our car rental operations and net gains of $3.4 million and $5.9 million, respectively, on the disposal of industrial and construction equipment used in our

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

equipment rental operations. Effective January 1, 2007, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were increased on certain vehicles in our U.S. car rental operations and our Canadian car rental operations and decreased in our international car operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold, resulting in net increases of $5.3 million and $0.2 million and a net reduction of $0.4 million in depreciation expense, respectively, for the three months ended March 31, 2007. Effective April 1, 2006 and January 1, 2007, depreciation rates in our French equipment rental operations were decreased and resulted in a net reduction of $1.9 million in depreciation expense for the three months ended March 31, 2007.

Note 7—Debt

Our “Senior Term Facility” is a facility entered into by Hertz in connection with the Acquisition consisting of (a) a maximum borrowing capacity of $2,000 million (which was decreased in February 2007 to $1,400 million), which included a delayed draw facility of $293 million (which was utilized during 2006) and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million. Our “Senior ABL Facility” is a senior asset-based revolving loan facility entered into by Hertz and one of its Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,600 million (which was increased in February 2007 to $1,800 million). We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.”

Our “Senior Dollar Notes” are the $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014 issued by Hertz in connection with the Acquisition. Our “Senior Subordinated Notes” refer to the $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016 issued by Hertz in connection with the Acquisition. Our “Senior Euro Notes” are the €225 million aggregate principal amount of 7.875% Senior Notes due 2014 issued by Hertz in connection with the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the “Senior Notes.”

Our “Promissory Notes” consist of the outstanding untendered senior notes issued under three separate indentures existing prior to the Acquisition. These senior notes have maturities ranging from 2007 to 2028.

Our “U.S. Fleet Debt” consists of approximately $4,300 million of asset-backed securities issued by a special purpose entity wholly owned by us backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the “ABS Program.” An additional $600 million of previously issued asset-backed medium term notes having maturities from 2007 to 2009 remain outstanding under the ABS Program following the closing of the Transactions. We have also issued approximately $1,500 million of variable funding notes in two series under these facilities.

Our “International Fleet Debt” consists of the aggregate borrowings of our foreign subsidiaries under asset-based revolving loan facilities, subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities.

Our “Fleet Financing Facility” is a credit agreement entered into by Hertz and Puerto Ricancars, Inc., or “PR Cars,” in September 2006, which provides for a commitment of up to $275 million to finance the acquisition of Hertz’s and/or PR Cars fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Our “Other International Facility” consists of a temporary lending facility entered into by Hertz Belgium BVBA and Hertz Luxembourg SA of up to €20.0 million (or $26.7 million).

Our debt consists of the following (in thousands of dollars):

	March 31, 2007	December 31, 2006
Corporate Debt
Senior Term Facility, average interest rate: 2007, 7.1%; 2006, 7.4% (effective average interest rate: 2007, 7.2%; 2006, 7.5%); net of unamortized discount: 2007, $26,883; 2006, $38,378	$1,373,117	$1,947,907
Senior ABL Facility, average interest rate: 2007, 6.8%; 2006, N/A (effective average interest rate: 2007, 7.3%; 2006, N/A); net of unamortized discount: 2007, $21,219; 2006, $22,188	278,781	(22,188)
Senior Notes, average interest rate: 2007, 8.7%; 2006, 8.7% (effective average interest rate: 2007, 8.7%; 2006, 8.7%);	2,100,562	2,097,030
Senior Subordinated Notes, average interest rate: 2007, 10.5%; 2006, 10.5% (effective average interest rate: 2007, 10.5%; 2006, 10.5%);	600,000	600,000
Promissory notes, average interest rate: 2007, 7.2%; 2006, 7.2% (effective average interest rate: 2007, 7.3%; 2006, 7.3%); net of unamortized discount: 2007, $5,552; 2006, $5,545.	633,456	633,463
Notes payable, average interest rate: 2007, 4.1%; 2006, 4.1%	6,032	6,175
Foreign subsidiaries’ debt in foreign currencies:
Short-term bank borrowings, average interest rate: 2007, 12.5%; 2006, 13.4%	897	2,340
Other borrowings, average interest rate: 2007, 5.3%; 2006, 5.1%	13,710	12,546
Total Corporate Debt	5,006,555	5,277,273
Fleet Debt
U.S. Fleet Debt and pre-Acquisition ABS Notes, average interest rate: 2007, 4.5%; 2006, 4.4% (effective average interest rate: 2007, 4.5%; 2006, 4.5%); net of unamortized discount: 2007, $8,333; 2006, $10,631	4,860,001	4,845,202
International Fleet Debt in foreign currencies, average interest rate: 2007, 5.7%; 2006, 5.4% (effective average interest rate: 2007, 5.7%; 2006, 5.4%); net of unamortized discount: 2007, $2,798; 2006, $4,443	1,692,748	1,987,787
Fleet Financing Facility, average interest rate: 2007, 6.6%; 2006, 6.6% (effective average interest rate: 2007, 6.7%; 2006, 6.7%); net of unamortized discount: 2007, $1,969; 2006, $2,078	173,031	165,922
Other International Facility, average interest rate: 2007, 5.1%; 2006, N/A (effective average interest rate: 2007, 5.1%; 2006, N/A)	24,579	—
Total Fleet Debt	6,750,359	6,998,911
Total Debt	$11,756,914	$12,276,184

The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows: 2008, $2,726.9 (including $2,341.0 of other short-term borrowings); 2009, $785.3; 2010, $1,191.1; 2011, $2,674.1; 2012, $120.9; after 2012, $4,325.4.

As of March 31, 2007, there were outstanding standby letters of credit totaling $465.0 million. Of this amount, $234.0 million has been issued for the benefit of the ABS Program ($200.0 million of which

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

was issued by Ford and $34.0 million of which was used under the Senior Credit Facilities) and the remainder is primarily issued to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and in Europe and to support airport concession obligations in the United States and Canada. As of March 31, 2007, the full amount of these letters of credit was undrawn.

As of March 31, 2007, there were $31.0 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

On January 12, 2007, Hertz completed exchange offers for its outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

On February 9, 2007, Hertz entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that Hertz and its subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility. For the three months ended March 31, 2007, we recorded an expense of $13.9 million in our consolidated statement of operations, in “Interest, net of interest income,” associated with the write-off of debt costs in connection with the amendment of the Senior Term Facility. Additionally, in February 2007, we repaid a portion of the Senior Term Facility, bringing the maximum borrowing capacity down from $2,000 million to $1,400 million.

On February 15, 2007, Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries entered into an amendment to their Senior ABL Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior ABL Facility by up to 25 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) increasing the availability under the Senior ABL Facility from $1,600 million to $1,800 million; (iii) extending the term of the commitments under the Senior ABL Facility to February 15, 2012; (iv) increasing the amounts of certain other types of indebtedness that the borrowers and their subsidiaries may incur outside of the Senior ABL Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior ABL Facility. For the three months ended March 31, 2007, we recorded an expense of $2.2 million in our consolidated statement of operations, in “Interest, net of interest income,” associated with the write off of debt costs in connection with the amendment of the Senior ABL Facility.

On March 21, 2007, certain of the agreements relating to the International Fleet Debt facilities were amended and restated for the purpose of, among other things, (i) extending the dates when margins on the facilities are scheduled to step up, subject to satisfaction of interim goals pertaining to the execution of agreements with automobile manufacturers and dealers that are required in connection with the planned securitization of the international car rental fleet and the take-out of the Tranche A1 and Tranche A2 loans; (ii) subject to certain conditions, permitting the financing of value-added tax receivables under the facilities; and (iii) effecting certain technical and administrative changes to the terms of the facilities. Additionally, the Intercreditor deed pertaining to the International Fleet Debt facilities was amended, to among other things, remove the Brazilian facility.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Hertz Belgium BVBA and Hertz Luxembourg SA are in the process of negotiating a four year secured lending facility. Pending the finalization of the facility documentation, a temporary €20.0 million (or $26.7 million) facility has been provided until May 31, 2007. At March 31, 2007, Hertz Belgium BVBA had drawn €18.4 million (or $24.6 million) under this temporary facility.

On April 4, 2007, our Brazilian subsidiary entered into an agreement amending and restating its credit facility to, among other things, increase the facility to R$130 million (or $63.1 million) consisting of an R$70 million (or $34.0 million) term loan facility and an R$60 million (or $29.1 million) revolving credit facility. This facility will mature on December 21, 2010.

Guarantees and Security

Hertz’s obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent, and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz’s obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing). Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

The obligations of the borrowers under the International Fleet Debt facilities are guaranteed by Hertz International, Ltd., or “HIL,” and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. The assets that collateralize the International Fleet Debt facilities will not be available to satisfy the claims of Hertz’s general creditors.

In addition, Hertz has guaranteed the obligations of its Brazilian subsidiary under its loan agreement, as amended and restated as of April 4, 2007, up to an aggregate principal amount of $63.5 million. That guarantee is secured equally and ratably with borrowings under the Senior Term Facility.

The obligations of Hertz Belgium BVBA and Hertz Luxembourg SA under the Other International Facility are guaranteed by HIL.

The obligations of each of the borrowers under the Fleet Financing Facility are guaranteed by each of Hertz’s direct and indirect domestic subsidiaries (other than subsidiaries whose only material assets consist of securities and debt of foreign subsidiaries and related assets, subsidiaries involved in the ABS Program or other similar special purpose financings, subsidiaries with minority ownership positions, certain subsidiaries of foreign subsidiaries and certain immaterial subsidiaries). In addition,

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

the obligations of PR Cars are guaranteed by Hertz. The obligations of Hertz under the Fleet Financing Facility and the other loan documents, including, without limitation, its guarantee of PR Cars’ obligations under the Fleet Financing Facility, are secured by security interests in Hertz’s rental car fleet in Hawaii and by certain assets related to Hertz’s rental car fleet in Hawaii and Kansas, including, without limitation, manufacturer repurchase program agreements. PR Cars’ obligations under the Fleet Financing Facility and the other loan documents are secured by security interests in PR Cars’ rental car fleet in Puerto Rico and St. Thomas, the U.S. Virgin Islands and by certain assets related thereto.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of March 31, 2007, we were in compliance with all of these financial covenants.

Derivatives

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, Hertz Vehicle Financing LLC, or “HVF,” and Hertz entered into certain interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. As of March 31, 2007, the fair value of the HVF Swaps was $33.0 million, which is reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets.” For the three months ended March 31, 2007, we recorded an expense of $12.8 million in our consolidated statement of operations, in “Interest, net of interest income,” associated with the ineffectiveness of the HVF Swaps.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed in 2007 prior to their scheduled expiration date of March 15, 2007, at a cost of €1.8 million, and now expire on September 5, 2007. As of March 31, 2007, the fair value of the swaptions was €2.9 million (or $3.9 million), which is reflected in our condensed consolidated balance sheet in “Prepaid expenses and other assets.” During the three months ended March 31, 2007, the fair value adjustment related to these swaptions was a loss of $0.3 million, which was recorded in our consolidated statement of operations in “Selling, general and administrative” expenses.

Credit Facilities

As of March 31, 2007, the following credit facilities were available for the use of Hertz and its subsidiaries:

•       The Senior Term Facility had $8.6 million available under the letter of credit facility.

•       The Senior ABL Facility had the foreign currency equivalent of approximately $1,481.8 million of remaining capacity, all of which was available under the borrowing base limitation and $181.9 million of which was available under the letter of credit facility sublimit.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

•       The U.S. Fleet Debt had approximately $1,355.0 million of remaining capacity and $22.0 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

•       The International Fleet Debt facilities had the foreign currency equivalent of approximately $1,512.6 million of remaining capacity and $275.1 million available under the borrowing base limitation.

•       The Fleet Financing Facility had approximately $98.0 million of remaining capacity and $14.5 million available under the borrowing base limitation.

•       The Other International Facility had the foreign currency equivalent of approximately $2.1 million of remaining capacity and $2.1 million available under the borrowing base limitation.

As of March 31, 2007, substantially all of our assets are pledged under one or more of the facilities noted above.

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Three Months Ended March 31,
	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$7.0	$7.2	$2.5	$2.2	$0.1	$0.1
Interest cost	6.2	5.6	2.3	2.0	0.2	0.3
Expected return on plan assets	(6.3)	(6.2)	(2.7)	(1.7)	—	—
Amortization:
Settlement loss (gain)	4.6	—	(0.1)	—	0.3	—
Net pension/postretirement expense	$11.5	$6.6	$2.0	$2.5	$0.6	$0.4

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, we make contributions beyond those legally required. For the three months ended March 31, 2007, we contributed $12.2 million to our worldwide pension plans, including a discretionary contribution of $1.2 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

We participate in various “multiemployer” pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we were to withdraw from participating in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our condensed consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. We currently do not expect to incur any withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

Note 9—Segment Information

We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers and delivery methods. We have identified two segments: rental of cars and light trucks, or “car rental” and rental of industrial, construction and material handling equipment, or “equipment rental.” “Corporate and other” includes general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as third-party claim management services.

On January 1, 2007, we changed our measure of segment profitability from income (loss) before income taxes and minority interest to adjusted pre-tax income (loss) because we believe this measure better reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of debt financing costs and debt discounts, unrealized transaction gain (loss) on Euro denominated debt and certain one-time charges and non-operational items. The contribution of our segments to revenues and adjusted pre-tax income (loss) for the three months ended March 31, 2007 and 2006 are summarized below (in millions of dollars).

	Three Months Ended March 31,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2007	2006	2007	2006
Car rental	$1,529.7	$1,421.6	$36.9	$17.5
Equipment rental	389.9	363.1	65.6	53.3
Corporate and other	1.9	1.9	(86.4)	(82.4)
Total	$1,921.5	$1,786.6	$16.1	$(11.6)

The following table reconciles the loss before income taxes and minority interest to adjusted pre-tax income (loss) for the three months ended March 31, 2007 and 2006 (in millions of dollars):

	Three Months Ended March 31,
	2007	2006
Loss before income taxes and minority interest	$(90.6)	$(63.3)
Adjustments:
Purchase accounting(a)	23.1	22.0
Non-cash debt charges(b)	48.4	29.2
Restructuring charges	32.6	—
Chief Executive Officer transition costs	2.6	0.6
Mark-to-market Euro denominated debt(c)	—	6.5
Gain on sale of swap derivative(d)	—	(6.6)
Adjusted pre-tax income (loss)	$16.1	$(11.6)

(a)            Includes the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers’ compensation and public liability and property damages liabilities.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

(b)            Non-cash debt charges represent the amortization of deferred financing costs and debt discount. In 2007, also includes $16.1 million associated with the debt modification and $12.8 million associated with the ineffectiveness of the HVF swaps.

(c)            Represents unrealized losses on currency translation of Euro denominated debt.

(d)            During the three months ended December 31, 2006, an adjustment of $5.6 million was recorded to reduce this gain to $1.0 million. See Note 12 to the Notes to our audited annual consolidated financial statements included in our 10-K.

The decrease in total assets from December 31, 2006 to March 31, 2007 in our condensed consolidated balance sheet was primarily due to decreases in restricted cash, receivables and cash and equivalents, partly offset by an increase in revenue earning vehicles in our car rental segment.

Note 10—Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of March 31, 2007 and December 31, 2006 primarily includes (in thousands of dollars) an accumulated translation gain of $104,095 and $91,629, respectively, an unrealized gain on cash flow hedges of $620 and $3,543, respectively, and an unrealized loss on our Euro-denominated debt of $9,196 and $7,066, respectively. Comprehensive (loss) income for the three months ended March 31, 2007 and 2006 was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2007	2006
Net loss	$(62,581)	$(49,236)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,466	14,083
Unrealized loss on available-for-sale securities	(7)	(26)
Unrealized loss on Euro debt	(2,130)	—
Change in pension and postretirement unrecognized net periodic cost	(34)	—
Change in fair value of cash flow hedges	(2,923)	35,302
Total other comprehensive income	7,372	49,359
Comprehensive (loss) income	$(55,209)	$123

Note 11—Restructuring

As part of our effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations and evaluating outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

On January 5, 2007, we announced the first in a series of initiatives to further improve our competitiveness through targeted job reductions affecting approximately 200 employees primarily at our corporate headquarters in Park Ridge, New Jersey and our U.S. service center in Oklahoma City.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

On February 28, 2007, we announced the second initiative to further improve our competitiveness and industry leadership through targeted job reductions affecting approximately 1,350 employees primarily in our U.S. car rental operations, with much smaller reductions occurring in our U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand.

Further cost reduction initiatives are in process. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these charges.

For the three months ended March 31, 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $32.6 million which is composed of $24.4 million of involuntary termination benefits, $4.2 million in consulting costs, $3.0 million of pension and post employment benefit expense, and $1.0 million of other restructuring charges. The after-tax effect of the restructuring charges reduced diluted earnings per share by $0.06.

Restructuring charges in the consolidated statement of operations can be summarized as follows (in thousands of dollars):

By Caption:	Three Months Ended March 31, 2007
Direct operating	12,945
Selling, general and administrative	19,704
Total	$32,649

By Segment:	Three Months Ended March 31, 2007
Car rental	$19,750
Equipment rental	1,784
Corporate and other	11,115
Total	$32,649

Our condensed consolidated balance sheet included accruals relating to the restructuring program of $16.2 million. We expect to pay substantially all of the remaining restructuring obligations during 2007. The following table sets forth the activity affecting the accrual during the three months ended March 31, 2007 (in thousands of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of beginning of year	$—	$—	$—	$—	$—
Charges incurred	24,429	3,005	4,238	977	32,649
Cash payments	(12,182)	(7)	(23)	(395)	(12,607)
Other(1)	(945)	(2,998)	102	—	(3,841)
Balance as of March 31, 2007	$11,302	$—	$4,317	$582	$16,201

(1)          Includes $0.9 million of stock-based employee compensation expense relating to the acceleration of vesting for certain stock option exercises which has been classified as “Additional capital paid-in” on our condensed consolidated balance sheet and $3.0 million in pension and post retirement liabilities which have been included within “Accrued liabilities” on our condensed consolidated balance sheet.

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

During the three months ended March 31, 2007, we purchased cars from Ford and its subsidiaries at a cost of approximately $832.5 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $588.4 million.

Stock option plan

Certain employees of ours participate in the stock option plan of Ford under Ford’s 1998 Long-Term Incentive Plan. As a result of the Acquisition, all outstanding options issued under this plan became vested.

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

On December 21, 2005, in connection with the Acquisition, the Agreement with Ford was terminated. Upon termination, all tax payables and receivables with Ford were cancelled and neither Hertz nor Ford has any future rights or obligations under the Agreement. Hertz may be exposed to tax liabilities attributable to periods it was a consolidated subsidiary of Ford. While Ford has agreed to indemnify Hertz for certain tax liabilities pursuant to the arrangements relating to our separation from Ford, we cannot offer assurance that payments in respect of the indemnification agreement will be available.

Other relationships and transactions

We and Ford also engage in other transactions in the ordinary course of our respective businesses. These transactions include providing car and equipment rental services to Ford and providing insurance and insurance claim management services to Ford. In addition, Ford subsidiaries are our car rental licensees in Scandinavia and Finland.

Relationship with Hertz Holdings, Hertz Investors, Inc. and the Sponsors

Stockholders Agreement

In connection with the Acquisition, Hertz Holdings entered into a stockholders agreement (as amended, the “Stockholders Agreement”) with investment funds associated with or designated by the Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with or designated by the Sponsors to nominate all of Hertz Holdings’ directors. The director nominees are to include three nominees of an investment fund associated with CD&R (one of whom shall serve

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

as the chairman), two nominees of investment funds associated with Carlyle, two nominees of an investment fund associated with MLGPE and three independent directors, subject to adjustment in the case that the applicable investment fund sells more than a specified amount of its shareholdings in Hertz Holdings. Upon completion of the initial public offering of the common stock of Hertz Holdings, the Stockholders Agreement was amended and restated among other things, to reflect an agreement of the Sponsors to increase the size of the Board of Directors of Hertz Holdings. Each Sponsor will continue to have the right with respect to director nominees described above, but up to an additional three independent directors may also be nominated, subject to unanimous consent of the directors (other than the independent directors) nominated by the investment funds associated with or designated by the Sponsors. In addition, the Stockholders Agreement, as amended, provides that one of the nominees of an investment fund associated with CD&R shall serve as the chairman of the executive and governance committee and, unless otherwise agreed by this fund, as Chairman of the Board. On October 12, 2006, our Board and the Board of Hertz Holdings elected four independent directors, effective from completion of the initial public offering of the common stock of Hertz Holdings.

The Stockholders Agreement also granted to the investment funds associated with or designated by the Sponsors special governance rights, including rights of approval over the budget of Hertz Holdings and its subsidiaries, certain business combination transactions, the incurrence of additional material indebtedness, amendments to Hertz Holdings’ certificate of incorporation and certain other transactions and grants to investment funds associated with CD&R or to the majority of directors nominated by the Sponsors the right to remove Hertz’s chief executive officer. Any replacement chief executive officer requires the consent of investment funds associated with CD&R as well as investment funds associated with at least one other Sponsor. The rights described above apply only for so long as the investment funds associated with the applicable Sponsor maintain certain specified minimum levels of shareholdings in Hertz Holdings. The Stockholders Agreement also gives investment funds associated with the Sponsors preemptive rights with respect to certain issuances of equity securities of Hertz Holdings and its subsidiaries, including Hertz, subject to certain exceptions. It also contains restrictions on the transfer of shares of Hertz Holdings, as well as tag-along and drag along rights and rights of first offer. Upon the completion of the initial public offering of the common stock of Hertz Holdings, this agreement was amended and restated to remove these rights of approval (other than the approval and retention rights relating to our chief executive officer) and preemptive rights and to retain tag-along and drag-along rights, and restrictions on transfers of shares of Hertz Holdings, in certain circumstances.

In addition, the Stockholders Agreement limits the rights of the investment funds associated with or designated by the Sponsors that have invested in the common stock of Hertz Holdings and its affiliates, subject to several exceptions, to own, manage, operate or control any of our competitors (as defined in the Stockholders Agreement). The Stockholders Agreement may be amended from time to time in the future to eliminate or modify these restrictions without our consent.

Registration Rights Agreement

On the Closing Date, Hertz Holdings entered into a registration rights agreement (as amended, the “Registration Rights Agreement”) with investment funds associated with or designated by the Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, following the earlier of the initial public offering of the common stock of Hertz Holdings and the eighth anniversary of the Closing Date, to cause Hertz Holdings, at its own expense, to use its best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. The exercise of this right is limited to three requests by the group of investment funds associated with each Sponsor, except for registrations effected pursuant to Form S-3, which are unlimited, subject to certain limitations, if Hertz Holdings is eligible to use Form S-3. In the event Hertz Holdings registers

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

any of its common stock following its initial public offering, these investment funds also have the right to require Hertz Holdings to use its best efforts to include shares of common stock of Hertz Holdings held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for Hertz Holdings to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of our securities.

Guarantees

Our obligations under the Senior Term Facility and Senior ABL Facility are guaranteed by our immediate parent, Hertz Investors, Inc. (previously known as CCMG Corporation). Hertz Holdings is not a guarantor of these facilities. See Note 7—Debt.

Indemnification agreements

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings’ stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, the Hertz Holdings’ stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of the performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We have not recorded any liability because these liabilities are considered to be de minimis.

Hertz Holdings has entered into indemnification agreements with each of its directors. The indemnification agreements provide the directors with contractual rights to the indemnification and expense advancement rights provided under our by-laws, as well as contractual rights to additional indemnification as provided in the indemnification agreements.

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

A director will recognize ordinary income upon exercising options granted under the Director Stock Incentive Plan in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and Hertz Holdings will have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual will generally

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

recognize ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and Hertz Holdings will have a corresponding tax deduction at that time. For the three months ended March 31, 2007, we recognized $0.4 million of expense in our consolidated statement of operations in “Selling, general and administrative” expenses.

Financing Arrangements with Related Parties

Affiliates of ML Global Private Equity, L.P. and its related funds, which are stockholders of Hertz Holdings, and of Merrill Lynch & Co., one of the underwriters in the initial public offering of the common stock of Hertz Holdings, were lenders under the Hertz Holdings Loan Facility (which was repaid with the proceeds of Hertz Holdings’ initial public offering), are lenders under the original and amended Senior Term Facility, the original and amended Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes and the Senior Subordinated Notes; acted as structuring advisors and agents under our asset-backed facilities; and acted as dealer managers and solicitation agents for our tender offers for our existing debt securities in connection with the Acquisition.

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

Note 13—Commitments and Contingencies

Off-Balance Sheet Commitments

As of March 31, 2007 and December 31, 2006, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings’ stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, Hertz Holdings’ stockholders affiliated with the

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. We also entered into indemnification agreements with each of our directors in connection with the initial public offering of the common stock of Hertz Holdings in November 2006.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of March 31, 2007 and December 31, 2006, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in “Accrued liabilities” were $3.5 million and $3.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

There were no material changes in the legal proceedings described in our 10-K for the fiscal year ended December 31, 2006 and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

Note 14—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2007 and December 31, 2006 and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2007 and 2006, of (a) The Hertz Corporation, or “the Parent”; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the guarantor subsidiaries have not been provided as management believes the following information is sufficient, as the guarantor subsidiaries are 100% owned by the Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries are pledged under the Senior Credit Facilities, and consequently will not be available to satisfy the claims of our general creditors.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$51,399	$14,589	$409,676	$—	$475,664
Restricted cash	73,070	25,016	93,749	—	191,835
Receivables, less allowance for doubtful accounts	245,790	196,082	998,025	—	1,439,897
Due from Hertz affiliates	4,810,428	38,745	3,095,467	(7,944,640)	—
Inventories, at lower cost or market	24,945	54,157	35,671	—	114,773
Prepaid expenses and other assets	175,085	5,957	172,847	—	353,889
Revenue earning equipment, net	97,234	1,961,745	8,400,048	—	10,459,027
Property and equipment, net	815,956	227,749	309,949	—	1,353,654
Investment in subsidiaries, net	5,011,332	37,506	—	(5,048,838)	—
Other intangible assets, net	174,896	2,824,521	159,091	—	3,158,508
Goodwill	96,049	516,843	366,091	—	978,983
Total assets	$11,576,184	$5,902,910	$14,040,614	$(12,993,478)	$18,526,230
LIABILITIES AND STOCKHOLDER’S EQUITY
Due to Hertz affiliates	$2,872,525	$1,353,466	$3,718,649	$(7,944,640)	$—
Accounts payable	300,118	99,188	767,138	—	1,166,444
Accrued liabilities	508,857	27,537	353,402	—	889,796
Accrued taxes	70,231	20,303	29,603	—	120,137
Debt	5,155,496	—	6,601,418	—	11,756,914
Public liability and property damage	159,308	22,052	147,485	—	328,845
Deferred taxes on income	42,954	1,597,680	137,842	—	1,778,476
Total liabilities	9,109,489	3,120,226	11,755,537	(7,944,640)	16,040,612
Minority interest	—	—	18,923	—	18,923
Stockholder’s equity	2,466,695	2,782,684	2,266,154	(5,048,838)	2,466,695
Total liabilities and stockholder’s equity	$11,576,184	$5,902,910	$14,040,614	$(12,993,478)	$18,526,230

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

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,041,395	$293,962	$1,112,708	$(526,533)	$1,921,532
Expenses:
Direct operating	608,019	149,974	356,331	—	1,114,324
Depreciation of revenue earning equipment	531,842	54,155	408,353	(526,533)	467,817
Selling, general and administrative	91,798	27,288	81,289	—	200,375
Interest, net of interest income	97,344	26,337	105,928	—	229,609
Total expenses	1,329,003	257,754	951,901	(526,533)	2,012,125
(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(287,608)	36,208	160,807	—	(90,593)
Benefit (provision) for taxes on income	97,379	(11,872)	(53,385)	—	32,122
Minority interest	—	—	(4,110)	—	(4,110)
Equity in earnings (losses) of subsidiaries (net of tax)	127,648	5,707	—	(133,355)	—
Net (loss) income	$(62,581)	$30,043	$103,312	$(133,355)	$(62,581)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,000,608	$276,215	$1,010,423	$(500,652)	$1,786,594
Expenses:
Direct operating	603,591	151,312	315,247	—	1,070,150
Depreciation of revenue earning equipment	488,022	45,263	374,621	(500,652)	407,254
Selling, general and administrative	69,380	26,707	66,090	—	162,177
Interest, net of interest income	84,091	23,380	102,842	—	210,313
Total expenses	1,245,084	246,662	858,800	(500,652)	1,849,894
(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(244,476)	29,553	151,623	—	(63,300)
Benefit (provision) for taxes on income	87,252	(10,578)	(59,351)	—	17,323
Minority interest	—	—	(3,259)	—	(3,259)
Equity in earnings (losses) of subsidiaries (net of tax)	107,988	5,859	—	(113,847)	—
Net (loss) income	$(49,236)	$24,834	$89,013	$(113,847)	$(49,236)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$147,278	$(24,089)	$1,003,077	$—	$1,126,266
Cash flows from investing activities:
Net change in restricted cash	—	—	360,954	—	360,954
Revenue earning equipment expenditures	(39,074)	(68,076)	(3,226,043)	—	(3,333,193)
Proceeds from disposal of revenue earning equipment	24,893	45,698	2,172,627	—	2,243,218
Property and equipment expenditures	(18,988)	(4,986)	(13,639)	—	(37,613)
Proceeds from disposal of property and equipment	1,004	1,018	7,410	—	9,432
Other investing activities	—	—	257	—	257
Net cash used in investing activities	(32,165)	(26,346)	(698,434)	—	(756,945)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	2,100	—	2,100
Repayment of long-term debt	(586,368)	(59)	(133,610)	—	(720,037)
Short-term borrowings:
Proceeds	—	—	145,000	—	145,000
Ninety day term or less, net	316,197	—	(302,285)	—	13,912
Payment of financing costs	(6,252)	—	—	—	(6,252)
Net cash used in financing activities	(276,423)	(59)	(288,795)	—	(565,277)
Effect of foreign exchange rate changes on cash and equivalents	—	—	(211)	—	(211)
Net (decrease) increase in cash and equivalents during the period	(161,310)	(50,494)	15,637	—	(196,167)
Cash and equivalents at beginning of period	212,709	65,083	394,039	—	671,831
Cash and equivalents at end of period	$51,399	$14,589	$409,676	$—	$475,664

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by operating activities	$120,015	$162,706	$922,236	$—	$1,204,957
Cash flows from investing activities:
Net change in restricted cash	—	—	40,886	—	40,886
Revenue earning equipment expenditures	(67,600)	(168,451)	(3,626,050)	—	(3,862,101)
Proceeds from disposal of revenue earning equipment	45,098	20,357	2,525,884	—	2,591,339
Property and equipment expenditures	(30,347)	(6,980)	(27,350)	—	(64,677)
Proceeds from disposal of property and equipment	2,726	895	16,183	—	19,804
Net cash used in investing activities	(50,123)	(154,179)	(1,070,447)	—	(1,274,749)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	78	—	2,167	—	2,245
Repayment of long-term debt	(4,362)	(232)	—	—	(4,594)
Short-term borrowings:
Proceeds	—	—	373,130	—	373,130
Repayments	(82,446)	—	(49,546)	—	(131,992)
Ninety day term or less, net	(7,069)	—	(330,246)	—	(337,315)
Payment of financing costs	(24,081)	—	—	—	(24,081)
Net cash used in financing activities	(117,880)	(232)	(4,495)	—	(122,607)
Effect of foreign exchange rate changes on cash and equivalents	—	—	27,903	—	27,903
Net (decrease) increase in cash and equivalents during the period	(47,988)	8,295	(124,803)	—	(164,496)
Cash and equivalents at beginning of period	150,757	48,347	644,804	—	843,908
Cash and equivalents at end of period	$102,769	$56,642	$520,001	$—	$679,412

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2007, or this “Report.”

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained or incorporated by reference in this Report including, without limitation, those concerning our liquidity and capital resources, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our results of operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements often include words such as “believes,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “estimates,” “seeks,” “will,” “may,” “should,” “forecasts” or similar expressions.

Forward-looking statements are not guarantees of performance or results and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand that the risks and uncertainties discussed in “Item 1A—Risk Factors” and elsewhere in The Hertz Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the United States Securities and Exchange Commission, or the “SEC,” on March 30, 2007, or our “10-K,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this Report speaks only as of the date of this Report. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

Unless the context otherwise requires, in this Report, (i) “we,” “us” and “our” mean The Hertz Corporation and its consolidated subsidiaries, (ii) “Hertz,” the “registrant,” or the “Company” means The Hertz Corporation, (iii) “HERC” means Hertz Equipment Rental Corporation, our wholly owned subsidiary, and our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) “Hertz Holdings” means Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), (v) “cars” means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) “program cars” means cars purchased by car rental companies under repurchase or guaranteed depreciation programs, (vii) “risk cars” mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (viii) “equipment” means industrial, construction and material handling equipment.

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company, or “Ford,” acquired an ownership interest in Hertz in 1987. Prior to this, Hertz was a subsidiary of UAL Corporation (formerly Allegis Corporation), which acquired Hertz’s outstanding capital stock from RCA Corporation in 1985.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On December 21, 2005, or the “Closing Date,” investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., or “CD&R,” The Carlyle Group, or “Carlyle,” and Merrill Lynch Global Private Equity, or “MLGPE,” or collectively the “Sponsors,” through CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings (previously known as CCMG Holdings, Inc.) acquired all of Hertz’s common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million.

We refer to the acquisition of all of Hertz’s common stock through a wholly owned subsidiary of Hertz Holdings as the “Acquisition.”

In November 2006, Hertz Holdings completed its initial public offering of 88,235,000 shares of its common stock at a per share price of $15.00, with proceeds to Hertz Holdings before underwriting discounts and offering expenses of approximately $1.3 billion. The proceeds were used to repay borrowings that were outstanding under a $1.0 billion loan facility entered into by Hertz Holdings and to pay related transaction fees and expenses. The proceeds were also used to pay special cash dividends of $1.12 per share on November 21, 2006 to stockholders of record of Hertz Holdings immediately prior to the initial public offering. Immediately following the initial public offering, the Sponsors’ ownership percentage in Hertz Holdings decreased to approximately 71.6%.

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

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. In the United States, increases of approximately 17% in monthly per-car depreciation costs for 2006 model year program cars began to adversely affect our results of operations in the fourth quarter of 2005, as those cars began to enter our fleet. On a comparable basis, we expect 2007 model year program vehicle depreciation costs to rise approximately 20% and per-car depreciation costs for 2007 model year U.S. risk cars to decline slightly. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we expect to purchase as risk cars and other actions we expect to take to mitigate program car cost increases, we expect our net per-car depreciation costs for 2007 model year cars in the United States will increase by approximately 4% from our net per-car depreciation costs for 2006 model year U.S. cars. We began to experience the impact of those cost changes and mitigation actions in the fourth quarter of 2006, as substantial numbers of 2007 model year cars began to enter our U.S. rental fleet. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures.

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

As part of our effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations and evaluating outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

On January 5, 2007, we announced the first in a series of initiatives to further improve our competitiveness through targeted job reductions affecting approximately 200 employees primarily at our corporate headquarters in Park Ridge, New Jersey and our U.S. service center in Oklahoma City. These reductions are expected to result in annualized savings of up to $15.8 million.

On February 28, 2007, we announced the second initiative to further improve our competitiveness and industry leadership through targeted job reductions affecting approximately 1,350 employees primarily in our U.S. car rental operations, with much smaller reductions occurring in our U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Oklahoma City, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand. These reductions are expected to result in annualized savings of up to $125.0 million.

We recognized $32.6 million of restructuring charges during the quarter ended March 31, 2007 relating to our restructuring initiatives discussed above. Further cost reduction initiatives are in process. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

In the United States, industry revenues from airport rentals only in 2004 returned to levels seen before the 2001 recession and the September 11, 2001 terrorist attacks. For the quarter ended March 31, 2007, based on publicly available information, we believe some U.S. car rental companies experienced pricing increases with varying transaction day growth compared to comparable prior periods. For the quarter ended March 31, 2007, we experienced higher worldwide car rental volumes, while pricing, which we measure through rental rate revenue per transaction day, or “RPD,” for worldwide car rental was unchanged as a slight improvement in international pricing offset a slight decline in U.S. pricing.

In the three years ended December 31, 2006, we increased the number of our off-airport rental locations in the United States by approximately 32% to approximately 1,380 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $885.2 million, $843.7 million, $697.4 million and $576.9 million of our total car rental revenues in the years ended December 31, 2006, 2005, 2004 and 2003, respectively. Our expanding U.S. off-airport operations represented $217.6 million and $207.2 million of our total car rental revenues in the quarters ended March 31, 2007 and 2006, respectively. In 2007 and subsequent years our strategy may include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location’s replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation.

From 2001 to 2003, the equipment rental industry experienced downward pricing, measured by the rental rates charged by rental companies. For the years ended December 31, 2004, 2005, 2006 and the first quarter of 2007, we believe industry pricing, measured in the same way, improved in the United States and Canada and only started to improve towards the end of 2005 in France and Spain. HERC also experienced higher equipment rental pricing and volumes worldwide for the year ended December 31, 2006 and the first quarter of 2007. HERC slightly contracted its network of equipment rental locations during the 2001 to 2003 downturn in construction activities. HERC added five new locations in the United States in 2004, six new locations in 2005 and ten new locations in the United States and two new locations in Canada in 2006. During the first quarter of 2007, HERC added four new locations and closed four locations in the United States. HERC expects to add approximately 10 to 15 additional new locations in the United States and two additional locations in Canada during the remainder of the year. In its U.S. expansion, we expect HERC will incur non-fleet start-up costs of approximately $0.6 million per location and additional fleet acquisition costs over an initial twelve-month period of approximately $5.4 million per location.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Quarter ended March 31, 2007 Compared with Quarter ended March 31, 2006

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statement of operations for the quarters ended March 31, 2007 and 2006 (in thousands of dollars):

			Percentage of Revenues
	Quarter Ended March 31,		Quarter Ended March 31,
	2007	2006	2007	2006
Revenues:
Car rental	$1,505,075	$1,399,622	78.3%	78.4%
Equipment rental	389,843	363,048	20.3	20.3
Other	26,614	23,924	1.4	1.3
Total revenues	1,921,532	1,786,594	100.0	100.0
Expenses:
Direct operating	1,114,324	1,070,150	58.0	59.9
Depreciation of revenue earning equipment	467,817	407,254	24.3	22.8
Selling, general and administrative	200,375	162,177	10.4	9.0
Interest, net of interest income	229,609	210,313	12.0	11.8
Total expenses	2,012,125	1,849,894	104.7	103.5
Loss before income taxes and minority interest	(90,593)	(63,300)	(4.7)	(3.5)
Benefit for taxes on income	32,122	17,323	1.6	0.9
Minority interest	(4,110)	(3,259)	(0.2)	(0.2)
Net loss	$(62,581)	$(49,236)	(3.3)%	(2.8)%

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the quarters ended or as of March 31, 2007 and 2006:

	Quarter Ended or as of March 31,
	2007	2006
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	6,670	6,415
Domestic	5,073	4,917
International	1,597	1,498
Worldwide transaction days (in thousands)(a)	28,936	27,783
Domestic	20,846	20,195
International	8,090	7,588
Worldwide rental rate revenue per transaction day(b)	$44.72	$44.70
Domestic	$44.39	$44.44
International	$45.56	$45.40
Worldwide average number of company-operated cars during the period	423,400	402,700
Domestic	302,500	288,300
International	120,900	114,400
Adjusted pre-tax income (in millions of dollars)(c)	$36.9	$17.5
Worldwide revenue earning equipment, net (in millions of dollars)	$8,036.6	$8,177.4
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$348.0	$321.6
Same store revenue growth(e)	4.8%	27.7%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,092.1	$2,757.9
Adjusted pre-tax income (in millions of dollars)(c)	$65.6	$53.3
Revenue earning equipment, net (in millions of dollars)	$2,422.4	$2,193.8
Other Operating Data:
EBITDA (in millions of dollars)(f)	$663.8	$616.1
Corporate EBITDA (in millions of dollars)(f)	$238.0	$198.7

(a)             Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)             Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2006 foreign exchange rates) for the quarters ended March 31, 2007 and 2006 (in millions of dollars, except as noted):

	Quarter Ended March 31,
	2007	2006
Car rental revenue per statement of operations	$1,505.1	$1,399.6
Non-rental rate revenue	(211.4)	(189.1)
Foreign currency adjustment	0.4	31.4
Rental rate revenue	$1,294.1	$1,241.9
Transaction days (in thousands)	28,936	27,783
Rental rate revenue per transaction day (in whole dollars)	$44.72	$44.70

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(c)             On January 1, 2007, we changed our measure of segment profitability from income (loss) before income taxes and minority interest to adjusted pre-tax income (loss) because we believe this measure better reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of debt financing costs and debt discounts, unrealized transaction gain (loss) on Euro denominated debt and certain one-time charges and non-operational items. The following table reconciles income (loss) before income taxes and minority interest by segment to adjusted pre-tax income (loss) for the quarters ended March 31, 2007 and 2006 (in millions of dollars):

	Quarter Ended March 31, 2007
	Car Rental	Equipment Rental	Corporate and Other
(Loss) income before income taxes and minority interest	$(16.8)	$46.0	$(119.8)
Adjustments:
Purchase accounting(1)	7.7	15.0	0.4
Non-cash debt charges(2)	26.3	2.8	19.3
Restructuring charges	19.7	1.8	11.1
Chief Executive Officer transition costs	—	—	2.6
Adjusted pre-tax income (loss)	$36.9	$65.6	$(86.4)

	Quarter Ended March 31, 2006
	Car Rental	Equipment Rental	Corporate and Other
(Loss) income before income taxes and minority interest	$(11.1)	$34.5	$(86.7)
Adjustments:
Purchase accounting(1)	6.5	14.9	0.6
Non-cash debt charges(2)	22.1	3.9	3.2
Mark-to-market Euro denominated debt(3)	—	—	6.5
Gain on sale of swap derivative(4)	—	—	(6.6)
Chief Executive Officer transition costs	—	—	0.6
Adjusted pre-tax income (loss)	$17.5	$53.3	$(82.4)

(1)            Includes the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers’ compensation and public liability and property damages liabilities.

(2)            Non-cash debt charges represent the amortization of deferred financing costs and debt discount. In 2007, also includes $16.1 million associated with the debt modification and $12.8 million associated with the ineffectiveness of the HVF swaps.

(3)            Represents unrealized losses on currency translation of Euro denominated debt.

(4)            During the quarter ended December 31, 2006, an adjustment of $5.6 million was recorded to reduce this gain to $1.0 million. See Note 12 to the Notes to our audited annual consolidated financial statements included in our 10-K.

(d)             Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2006 foreign exchange rates) for the quarters ended March 31, 2007 and 2006 (in millions of dollars):

	Quarter Ended March 31,
	2007	2006
Equipment rental revenue per statement of operations	$389.8	$363.0
Equipment sales and other revenue	(41.7)	(44.1)
Foreign currency adjustment	(0.1)	2.7
Rental and rental related revenue	$348.0	$321.6

(e)             Same store revenue growth represents the change in the current period total same store revenue over the prior period total same store revenue as a percentage of the prior period. The same store revenue amounts are adjusted in all periods to

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends.

(f)                We present EBITDA and Corporate EBITDA in this Report to provide investors with supplemental measures of our operating performance and liquidity and, in the case of Corporate EBITDA, information utilized in the calculation of the financial covenants under our senior credit facilities. EBITDA, as used in this Report, is defined as consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization. Corporate EBITDA differs from the term “EBITDA” as it is commonly used. Corporate EBITDA, as used in this Report, means “EBITDA” as that term is defined under our senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully defined in the agreements governing our senior credit facilities. The other items excluded in this calculation include, but are not limited to: non-cash expenses and charges; extraordinary, unusual or non-recurring gains or losses; gains or losses associated with the sale or writedown of assets not in the ordinary course of business; certain management fees paid to the Sponsors; and earnings to the extent of cash dividends or distributions paid from non-controlled affiliates. Further, the covenants in our senior credit facilities are calculated using Corporate EBITDA for the most recent four fiscal quarters as a whole. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or for any complete fiscal year.

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

EBITDA and Corporate EBITDA are not recognized measurements under GAAP. When evaluating our operating performance or liquidity, investors should not consider EBITDA and Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. EBITDA and Corporate EBITDA may have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA and Corporate EBITDA differently than we do, EBITDA may not be, and Corporate EBITDA as presented in this Report is not, comparable to similarly titled measures reported by other companies.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Borrowings under our senior credit facilities are a key source of our liquidity. Our ability to borrow under these senior credit facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our senior credit facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of March 31, 2007, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants.

As of March 31, 2007, we had an aggregate principal amount outstanding of $1,400.0 million and $300.0 million pursuant to our senior term loan facility and our senior asset-based loan facility, respectively. For the quarter ended March 31, 2007, we are required under the senior term loan facility to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated interest expense coverage ratio of not less than 1.75:1. In addition, under our senior asset-based loan facility, if there is less than $200 million of available borrowing capacity under that facility as of March 31, 2007, we are required to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the four quarters then ended. Under the senior term loan facility, for the quarter ended March 31, 2007, we had a consolidated leverage ratio of approximately 3.3:1 and a consolidated interest expense coverage ratio of approximately 3.2:1. Since we have maintained sufficient borrowing capacity under our senior asset-based loan facility as of March 31, 2007, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as Note 3 of the Notes to our audited consolidated financial statements included in our 10-K under the caption “Item 8—Financial Statements and Supplementary Data.” We have a significant amount of debt. For a discussion of the risks associated with our significant leverage, see “Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness” in our 10-K.

For purposes of consistency, we have revised our calculation of Corporate EBITDA for 2006 so that the identified extraordinary, unusual or non-recurring gains or losses are consistent with those used in the calculations of certain other non-GAAP measures. The following table reconciles net loss to EBITDA and Corporate EBITDA for the quarters ended March 31, 2007 and 2006 (in millions of dollars):

	Quarter Ended March 31,
	2007	2006
Net loss(1)	$(62.6)	$(49.2)
Depreciation and amortization(2)	528.9	472.3
Interest, net of interest income(3)	229.6	210.3
Benefit for taxes on income	(32.1)	(17.3)
EBITDA(4)	663.8	616.1
Adjustments:
Deduct car rental fleet interest	(102.8)	(98.0)
Deduct car rental fleet depreciation	(395.9)	(345.6)
Non-cash expenses and charges(5)	37.7	31.4
Extraordinary, unusual or non-recurring gains or losses(6)	35.2	(6.0)
Sponsors’ fees	—	0.8
Corporate EBITDA	$238.0	$198.7

(1)            For the quarters ended March 31, 2007 and 2006, net loss includes corporate minority interest of $4.1 million and $3.2 million, respectively.

(2)            For the quarters ended March 31, 2007 and 2006, depreciation and amortization was $437.4 million and $391.5 million, respectively, in our car rental segment and $89.9 million and $79.4 million, respectively, in our equipment rental segment.

(3)            For the quarters ended March 31, 2007 and 2006, interest, net of interest income, was $105.4 million and $104.0 million, respectively, in our car rental segment and $35.0 million and $31.4 million, respectively, in our equipment rental segment.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(4)            The following table reconciles net cash provided by operating activities to EBITDA for the quarters ended March 31, 2007 and 2006 (in millions of dollars):

	Quarter Ended March 31,
	2007	2006
Net cash provided by operating activities	$1,126.3	$1,205.0
Amortization of debt costs and debt modification costs	(35.6)	(29.2)
Provision for losses on doubtful accounts	(2.9)	(4.6)
Loss on revaluation of foreign denominated debt	—	(6.5)
(Loss) gain on ineffectiveness of interest rate swaps	(12.8)	1.0
Stock-based employee compensation	(6.1)	—
Provision for public liability and property damage	(47.0)	(45.8)
Minority interest	(4.1)	(3.2)
Deferred taxes on income	24.2	(0.6)
Payments of public liability and property damage claims and expenses	45.2	44.0
Benefit for taxes on income	(32.1)	(17.3)
Interest expense, net of interest income	229.6	210.3
Net changes in assets and liabilities	(620.9)	(737.0)
EBITDA	$663.8	$616.1

(5)            For the quarters ended March 31, 2007 and 2006, non-cash expenses and charges were $27.0 million and $23.7 million, respectively, in our car rental segment and $1.2 million and $1.2 million, respectively, in our equipment rental segment.

As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Quarter Ended March 31,
	2007	2006
Corporate non-cash stock-based employee compensation charges	$6.1	$—
Non-cash amortization of debt costs included in car rental fleet interest	25.7	21.5
Non-cash charges for workers’ compensation	2.5	3.4
Corporate non-cash charges for public liability and property damage	1.8	—
Corporate non-cash charges for pension	1.3	—
Corporate unrealized losses on currency translation of Euro-denominated debt	—	6.5
Corporate unrealized loss on derivatives	0.3	—
Total	$37.7	$31.4

(6)            As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Quarter Ended March 31,
	2007	2006
Restructuring charges	$32.6	$—
Chief Executive Officer transition costs	2.6	0.6
Gain on sale of swap derivative	—	(6.6)
Total	$35.2	$(6.0)

Revenues

Total revenues in the quarter ended March 31, 2007 of $1,921.5 million increased by 7.6% from $1,786.6 million in the quarter ended March 31, 2006.

Revenues from our car rental operations of $1,505.1 million in the quarter ended March 31, 2007 increased by $105.5 million, or 7.5%, from $1,399.6 million in the quarter ended March 31, 2006. The increase was primarily the result of a 4.2% increase in car rental volume worldwide, an increase in airport concession recovery fees and the effects of foreign currency translation of approximately $32.6 million.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pricing for worldwide car rental was unchanged from the quarter ended March 31, 2006, as a slight improvement in international pricing offset a slight decline in U.S. pricing. The change in U.S. pricing was primarily due to our accelerating growth rate in off-airport transaction days and a shift from transaction days booked through traditional non-online channels to those booked online. U.S. airport pricing increased 0.6%, impacted by a higher mix of online business at a relatively lower RPD. U.S. off-airport pricing declined 1.3% reflecting our strategy to increase our mix of insurance replacement business which has a lower cost profile and a relatively lower RPD. In the U.S., those customer subsets which book online that we have actively targeted, as well as off-airport business, have longer length profiles, which produce higher rental rate revenue per transaction and generally have lower fleet holding costs due to the use of less costly vehicles and lower overall costs than other types of rentals. Increasing our penetration in these relatively longer length but lower RPD sectors is consistent with our long term strategy to generate profitable growth and to benefit from improved pricing in the future.

Revenues from our equipment rental operations of $389.8 million in the quarter ended March 31, 2007 increased by $26.8 million, or 7.4%, from $363.0 million in the quarter ended March 31, 2006. The increase was due to higher rental volume and improved pricing worldwide and the effects of foreign currency translation of $3.1 million.

Revenues from all other sources of $26.6 million in the quarter ended March 31, 2007 increased by $2.7 million, or 11.2%, from $23.9 million in the quarter ended March 31, 2006, primarily due to the increase in car rental licensee revenue.

Expenses

Total expenses of $2,012.1 million in the quarter ended March 31, 2007 increased by 8.8% from $1,849.9 million in the quarter ended March 31, 2006, and total expenses as a percentage of revenues increased to 104.7% in the quarter ended March 31, 2007 compared with 103.5% in the quarter ended March 31, 2006.

Direct operating expenses of $1,114.3 million for the quarter ended March 31, 2007 increased by $44.2 million, or 4.1%, from $1,070.1 million for the quarter ended March 31, 2006. The increase was the result of increases in personnel related expenses, fleet related expenses and other direct operating expenses.

Personnel related expenses increased $10.4 million, or 2.6%. The increase primarily related to an increase in wages and the effects of foreign currency translation of approximately $7.1 million.

Fleet related expenses increased $5.6 million, or 2.3%. The majority of the increase primarily related to the increase in worldwide rental volume and the effects of foreign currency translation of approximately $7.4 million.

Other direct operating expenses increased $28.2 million, or 6.5%. The majority of the increase related to the increase in worldwide rental volume and included restructuring charges of $12.9 million, increases in concession fees in our car rental operations of $9.9 million, commission fees of $4.8 million and facility expenses of $3.2 million and the effects of foreign currency translation of approximately $9.1 million.

Depreciation of revenue earning equipment for our car rental operations of $395.9 million in the quarter ended March 31, 2007 increased by 14.6% from $345.6 million in the quarter ended March 31, 2006. The increase was primarily due to the higher cost of vehicles in the United States, lower net proceeds received in excess of book value on the disposal of used vehicles, a $5.5 million net increase in depreciation in our U.S. and Canadian car rental operations resulting from an increase in depreciation rates to reflect changes in the estimated residual value of vehicles and the effects of foreign currency translation. Depreciation of revenue earning equipment for our equipment rental operations of

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$71.9 million in the quarter ended March 31, 2007 increased by 16.5% from $61.7 million in the quarter ended March 31, 2006 primarily due to an increase in the quantity of equipment operated and lower net proceeds received in excess of book value on the disposal of used equipment.

Selling, general and administrative expenses of $200.4 million in the quarter ended March 31, 2007 increased by 23.6% from $162.2 million in the quarter ended March 31, 2006. The increase was primarily due to increases in administrative and advertising expenses and the effects of foreign currency translation. The increase in administrative expenses was primarily due to restructuring charges of $19.7 million, stock-based employee compensation expense of $6.1 million and an increase in consulting fees of $3.9 million. Additionally, advertising expenses increased $4.2 million.

Interest expense, net of interest income, of $229.6 million in the quarter ended March 31, 2007 increased by 9.2% from $210.3 million in the quarter ended March 31, 2006, primarily due to the write off of $16.1 million of unamortized debt costs associated with certain debt modifications, the ineffectiveness of our HVF swaps (defined below) of $12.8 million in 2007 and an increase in the weighted average interest rate, partly offset by a decrease in the weighted average debt outstanding and an increase in interest income.

Adjusted Pre-Tax Income (Loss)

Adjusted pre-tax income for our car rental segment of $36.9 million in the quarter ended March 31, 2007 increased by 110.9% from $17.5 million in the quarter ended March 31, 2006. The increase was primarily due to the transaction day improvement and lower total expenses as a percentage of revenues. Adjusted pre-tax income for our equipment rental segment of $65.6 million in the quarter ended March 31, 2007 increased by 23.1% from $53.3 million in the quarter ended March 31, 2006. The increase was primarily due to revenue improvements and lower total expenses as a percentage of revenues. Adjusted pre-tax loss for “Corporate and other” of $86.4 million increased by 4.9% from a loss of $82.4 million in the quarter ended March 31, 2006. The increase was primarily due to stock-based employee compensation expense.

Benefit for Taxes on Income and Minority Interest

The benefit for taxes on income of $32.1 million in the quarter ended March 31, 2007 increased by 85.4% from $17.3 million in the quarter ended March 31, 2006, primarily due to the impact of the tax benefit attributable to the restructuring charges. The effective tax rate for the quarter ended March 31, 2007 increased to 35.5% from 27.4% in the quarter ended March 31, 2006 due to the tax benefit from the restructuring charges in 2007 and the impact of not providing a benefit for tax losses in certain countries in 2006.

Minority interest of $4.1 million in the quarter ended March 31, 2007 increased $0.9 million from $3.2 million in the quarter ended March 31, 2006. The increase was primarily due to an increase in our majority-owned subsidiary Navigation Solutions LLC’s net income in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

Net Loss

We had a net loss of $62.6 million in the quarter ended March 31, 2007, representing a $13.4 million increase in net loss from a net loss of $49.2 million in the quarter ended March 31, 2006. The increase in net loss was primarily due to the after-tax restructuring charges of $20.1 million, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on the net loss was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effects of the Transactions

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the quarters ended March 31, 2007 and 2006 (in millions of dollars):

	Quarter ended March 31,
	2007	2006
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$15.3	$15.3
Revenue earning equipment	4.3	1.9
Property and equipment	2.1	3.5
Accretion of revalued liabilities:
Discount on debt	2.3	2.1
Workers’ compensation and public liability and property damage	1.4	1.3
	$25.4	$24.1

Liquidity and Capital Resources

As of March 31, 2007, we had cash and equivalents of $475.7 million, a decrease of $196.2 million from December 31, 2006. As of March 31, 2007, we had $191.8 million of restricted cash to be used for the purchase of revenue earning vehicles and equipment under our like-kind exchange programs, the repayment of outstanding indebtedness primarily under our ABS Program and to satisfy certain of our self-insurance reserve requirements.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the quarter ended March 31, 2007 was $1,126.3 million, a decrease of $78.7 million from the quarter ended March 31, 2006. The decrease was primarily due to decreases in our receivables and accrued liabilities, partly offset by an increase in accounts payable and depreciation of revenue earning equipment.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the quarter ended March 31, 2007 was $756.9 million, a decrease of $517.8 million from the quarter ended March 31, 2006. The decrease is primarily due to a decrease in revenue earning equipment expenditures and a decrease in restricted cash, partly offset by proceeds from the disposal of revenue earning equipment, which were lower than in the first quarter of 2006. For the quarter ended March 31, 2007, our expenditures for revenue earning equipment were $3,333.2 million, partially offset by proceeds from the disposal of such equipment of $2,243.2 million. These assets are purchased by us in accordance with the terms of programs negotiated with car and equipment manufacturers.

For the quarter ended March 31, 2007, our capital expenditures for property and non-revenue earning equipment were $37.6 million. For the quarter ended March 31, 2007, we experienced a decreased level of net expenditures for revenue earning equipment and property and equipment compared to the quarter ended March 31, 2006. This decrease was primarily due to the change in fleet mix, a decrease in the percentage of program cars purchased and an increase in the percentage of lower cost non-program cars purchased for the quarter ended March 31, 2007. For 2007, we expect the level of net expenditures for revenue earning equipment to be lower than 2006 and the level of expenditures for property and non-revenue earning equipment to be similar to that of 2006. See “—Capital Expenditures” below.

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and heightened activity during the spring and summer. This is

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters of the year. These seasonal financing needs are funded by increasing the utilization of our bank credit facilities and the variable funding notes portion of our U.S. Fleet Debt facilities. As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures.

As of March 31, 2007, we had approximately $11,756.9 million of total indebtedness outstanding. Cash paid for interest during the quarter ended March 31, 2007, was $260.1 million, net of amounts capitalized.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see “Item 1A—Risk Factors” contained in our 10-K.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of the lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities or the fleet financing facility relating to our car rental fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands. Substantially all of our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian HERC business) the Senior ABL Facility. None of these assets will be available to satisfy the claims of our general creditors.

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

Financing

Our “Senior Term Facility” is a facility entered into by Hertz in connection with the Acquisition consisting of (a) a maximum borrowing capacity of $2,000 million (which was decreased in February 2007 to $1,400 million), which included a delayed draw facility of $293 million (which was utilized during 2006) and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million. Our “Senior ABL Facility” is a senior asset-based revolving loan facility entered into by Hertz and one of its Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,600 million (which was increased in February 2007 to $1,800 million). We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.”

Our “Senior Dollar Notes” are the $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014 issued by Hertz in connection with the Acquisition. Our “Senior Subordinated Notes” refer to the $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016 issued by Hertz in connection with the Acquisition. Our “Senior Euro Notes” are the €225 million aggregate

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

principal amount of 7.875% Senior Notes due 2014 issued by Hertz in connection with the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the “Senior Notes.”

Our “Promissory Notes” consist of the outstanding untendered senior notes issued under three separate indentures existing prior to the Acquisition. These senior notes have maturities ranging from 2007 to 2028.

Our “U.S. Fleet Debt” consists of approximately $4,300 million of asset-backed securities issued by a special purpose entity wholly owned by us backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the “ABS Program.”  An additional $600 million of previously issued asset-backed medium term notes having maturities from 2007 to 2009 remain outstanding under the ABS Program following the closing of the Transactions. We have also issued approximately $1,500 million of variable funding notes in two series under these facilities.

Our “International Fleet Debt” consists of the aggregate borrowings of our foreign subsidiaries under asset-based revolving loan facilities, subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities.

Our “Fleet Financing Facility” is a credit agreement entered into by Hertz and Puerto Ricancars, Inc., or “PR Cars,” in September 2006, which provides for a commitment of up to $275 million to finance the acquisition of Hertz’s and/or PR Cars fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands.

Our “Other International Facility” consists of a temporary lending facility entered into by Hertz Belgium BVBA and Hertz Luxembourg SA of up to €20.0 million (or $26.7 million).

As of March 31, 2007, there were $31.0 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

On January 12, 2007, Hertz completed exchange offers for its outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

On February 9, 2007, Hertz entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that Hertz and its subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility. For the three months ended March 31, 2007, we recorded an expense of $13.9 million in our consolidated statement of operations, in “Interest, net of interest income,” associated with the write-off of debt costs in connection with the amendment of the Senior Term Facility. Additionally, in February 2007, we repaid a portion of the Senior Term Facility, bringing the maximum borrowing capacity down from $2,000 million to $1,400 million.

On February 15, 2007, Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries entered into an amendment to their Senior ABL Facility. The amendment was entered into for the

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

purpose of (i) lowering the interest rates payable on the Senior ABL Facility by up to 25 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) increasing the availability under the Senior ABL Facility from $1,600 million to $1,800 million; (iii) extending the term of the commitments under the Senior ABL Facility to February 15, 2012; (iv) increasing the amounts of certain other types of indebtedness that the borrowers and their subsidiaries may incur outside of the Senior ABL Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior ABL Facility. For the three months ended March 31, 2007, we recorded an expense of $2.2 million in our consolidated statement of operations, in “Interest, net of interest income,” associated with the write off of debt costs in connection with the amendment of the Senior ABL Facility.

On March 21, 2007, certain of the agreements relating to the International Fleet Debt facilities were amended and restated for the purpose of, among other things, (i) extending the dates when margins on the facilities are scheduled to step up, subject to satisfaction of interim goals pertaining to the execution of agreements with automobile manufacturers and dealers that are required in connection with the planned securitization of the international car rental fleet and the take-out of the Tranche A1 and Tranche A2 loans; (ii) subject to certain conditions, permitting the financing of value-added tax receivables under the facilities; and (iii) effecting certain technical and administrative changes to the terms of the facilities. Additionally, the Intercreditor deed pertaining to the International Fleet Debt facilities was amended, to among other things, remove the Brazilian facility.

Hertz Belgium BVBA and Hertz Luxembourg SA are in the process of negotiating a four year secured lending facility. Pending the finalization of the facility documentation, a temporary €20.0 million (or $26.7 million) facility has been provided until May 31, 2007. At March 31, 2007, Hertz Belgium BVBA had drawn €18.4 million (or $24.6 million) under this temporary facility.

On April 4, 2007, our Brazilian subsidiary entered into an agreement amending and restating its credit facility to, among other things, increase the facility to R$130 million (or $63.1 million) consisting of an R$70 million (or $34.0 million) term loan facility and an R$60 million (or $29.1 million) revolving credit facility. This facility will mature on December 21, 2010.

Guarantees and Security

Hertz’s obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent, and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt Facility and similar special purpose financings), though Hertz Equipment Rental Corporation does not guarantee Hertz’s obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing). Consequently, these assets will not be available to satisfy the claims of Hertz’s general creditors.

The obligations of the borrowers under the International Fleet Debt facilities are guaranteed by Hertz International, Ltd., or “HIL,” and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. The assets that collateralize the International Fleet Debt facilities will not be available to satisfy the claims of Hertz’s general creditors.

In addition, Hertz has guaranteed the obligations of its Brazilian subsidiary under its loan agreement, as amended and restated as of April 4, 2007, up to an aggregate principal amount of $63.5 million. That guarantee is secured equally and ratably with borrowings under the Senior Term Facility.

The obligations of Hertz Belgium BVBA and Hertz Luxembourg SA under the Other International Facility are guaranteed by HIL.

The obligations of each of the borrowers under the Fleet Financing Facility are guaranteed by each of Hertz’s direct and indirect domestic subsidiaries (other than subsidiaries whose only material assets consist of securities and debt of foreign subsidiaries and related assets, subsidiaries involved in the ABS Program or other similar special purpose financings, subsidiaries with minority ownership positions, certain subsidiaries of foreign subsidiaries and certain immaterial subsidiaries). In addition, the obligations of PR Cars are guaranteed by Hertz. The obligations of Hertz under the Fleet Financing Facility and the other loan documents, including, without limitation, its guarantee of PR Cars’ obligations under the Fleet Financing Facility, are secured by security interests in Hertz’s rental car fleet in Hawaii and by certain assets related to Hertz’s rental car fleet in Hawaii and Kansas, including, without limitation, manufacturer repurchase program agreements. PR Cars’ obligations under the Fleet Financing Facility and the other loan documents are secured by security interests in PR Cars’ rental car fleet in Puerto Rico and St. Thomas, the U.S. Virgin Islands and by certain assets related thereto.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of March 31, 2007, we were in compliance with all of these financial covenants.

Derivatives

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, Hertz Vehicle Financing LLC, or “HVF,” and Hertz entered into certain interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. As of March 31, 2007, the fair value of the HVF Swaps was $33.0 million, which is reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets.” For the three months ended March 31, 2007, we recorded an expense of $12.8 million in our consolidated statement of operations, in “Interest, net of interest income,” associated with the ineffectiveness of the HVF Swaps.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed in 2007 prior to their scheduled expiration date of March 15, 2007, at a cost of €1.8 million, and now expire on September 5, 2007. As of March 31, 2007, the fair value of the swaptions was €2.9 million (or $3.9 million), which is reflected in our condensed consolidated balance sheet in “Prepaid expenses and other assets.” During the three months ended March 31, 2007, the fair value adjustment related to these swaptions was a loss of $0.3 million, which was recorded in our consolidated statement of operations in “Selling, general and administrative” expenses.

Credit Facilities

As of March 31, 2007, the following credit facilities were available for the use of Hertz and its subsidiaries:

•       The Senior Term Facility had $8.6 million available under the letter of credit facility.

•       The Senior ABL Facility had the foreign currency equivalent of approximately $1,481.8 million of remaining capacity, all of which was available under the borrowing base limitation and $181.9 million of which was available under the letter of credit facility sublimit.

•       The U.S. Fleet Debt had approximately $1,355.0 million of remaining capacity and $22.0 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

•       The International Fleet Debt facilities had the foreign currency equivalent of approximately $1,512.6 million of remaining capacity and $275.1 million available under the borrowing base limitation.

•       The Fleet Financing Facility had approximately $98.0 million of remaining capacity and $14.5 million available under the borrowing base limitation.

•       The Other International Facility had the foreign currency equivalent of approximately $2.1 million of remaining capacity and $2.1 million available under the borrowing base limitation.

As of March 31, 2007, substantially all of our assets are pledged under one or more of the facilities noted above.

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

Capital Expenditures

The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2007 and 2006 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2007
First Quarter	$3,333.2	$(2,243.2)	$1,090.0	$37.6	$(9.4)	$28.2
2006
First Quarter	$3,862.1	$(2,591.3)	$1,270.8	$64.7	$(19.8)	$44.9
Second Quarter	3,678.2	(2,308.2)	1,370.0	65.9	(8.7)	57.2
Third Quarter	1,814.5	(2,099.0)	(284.5)	50.5	(19.3)	31.2
Fourth Quarter	2,066.1	(2,556.5)	(490.4)	42.8	(16.3)	26.5
Total Year	$11,420.9	$(9,555.0)	$1,865.9	$223.9	$(64.1)	$159.8

Revenue earning equipment expenditures in our car rental operations were $3,224.1 million and $3,651.9 million for the quarters ended March 31, 2007 and 2006, respectively. Revenue earning equipment expenditures in our equipment rental operations were $109.1 million and $210.2 million for the quarters ended March 31, 2007 and 2006, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the quarter ended March 31, 2007 decreased by 11.7% and 48.1%, respectively, compared to the quarter ended March 31, 2006. The decrease in our car rental operations revenue earning equipment expenditures is due to the change in the mix of purchases made during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The decrease in our equipment rental operations revenue earning equipment expenditures is due to slowing non-residential construction growth during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

Property and equipment expenditures in our car rental operations were $29.1 million and $53.8 million for the quarters ended March 31, 2007 and 2006, respectively. Property and equipment expenditures in our equipment rental operations were $8.2 million and $10.6 million for the quarters ended March 31, 2007 and 2006, respectively. Property and equipment expenditures in our “corporate and other” activities were $0.3 million for the quarters ended March 31, 2007 and 2006.

Property and equipment expenditures in our car rental and equipment rental operations for the quarter ended March 31, 2007 decreased by 45.9% and 22.6%, respectively, and remained the same in “corporate and other” compared to the quarter ended March 31, 2006.

For the quarter ended March 31, 2007, we experienced a level of net expenditures for revenue earning equipment and property and equipment lower than our net expenditures in the quarter ended

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

March 31, 2006. This decrease was due to a decrease in the percentage of program cars purchased and an increase in the percentage of lower cost non-program cars purchased for the quarter ended March 31, 2007.

Off-Balance Sheet Commitments

As of March 31, 2007 and December 31, 2006, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings’ stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, Hertz Holdings’ stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. We also entered into indemnification agreements with each of our directors in connection with the initial public offering of the common stock of Hertz Holdings in November 2006.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of March 31, 2007 and December 31, 2006, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in “Accrued liabilities” were $3.5 million and $3.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management” in our 10-K.

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 13 to the Notes to our audited annual consolidated financial statements included in our 10-K.

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

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed in 2007 prior to their scheduled expiration date of March 15, 2007 and now expire on September 5, 2007.

See Note 7 to the Notes to our condensed consolidated financial statements included in this Report and Notes 3, 13 and 16 to the Notes to our audited annual consolidated financial statements included in our 10-K.

We have a significant amount of debt (including under our U.S. and International Fleet Debt facilities, the Senior ABL Facility and Term Loan Facility) with variable rates of interest based generally on LIBOR, EURIBOR or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of March 31, 2007, our net interest expense would increase by an estimated $8.2 million over a twelve-month period.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt facilities to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option’s counterparty. Premiums paid for options outstanding as of March 31, 2007 were approximately $0.3 million and we limit counterparties to financial institutions that have strong credit ratings.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations.

In connection with the Transactions, we issued €225 million of unhedged Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our foreign operations. For the quarter ended March 31, 2006, we incurred unrealized exchange transaction losses of $6.5 million resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of March 31, 2007, $9.2 million of losses, which is net of tax of $6.0 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our condensed consolidated balance sheet in “Accumulated other comprehensive income.”

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Like-Kind Exchange Program

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred “like-kind exchanges” pursuant to section 1031 of the Internal Revenue Code. The program has resulted in a material deferral of federal and state income taxes for fiscal 2006 and for the quarter ended March 31, 2007. A like-kind exchange program for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form. In addition, the benefit of deferral is subject to recapture, if, for example, there were a material downsizing of our fleet.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our consolidated financial statements included in our 10-K. Based on present assumptions, 2007 worldwide pre-tax pension expense is expected to be approximately $42.2 million, which is an increase of $6.6 million from 2006. The increase in pension expense from 2006 is mainly due to settlement charges of $4.6 million recognized in the first quarter resulting from for certain executive pension payments. To the extent that there are layoffs affecting a significant number of employees covered by any pension plan worldwide, 2007 expense could vary significantly because of further settlement charges.

We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, no discretionary contributions were made to our U.S. qualified plan in the year ended December 31, 2006 and a $28.0 million discretionary contribution was made to our U.S. qualified plan for the year ended December 31, 2005. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010. For the year ended December 31, 2006, we contributed $28.8 million to our worldwide pension plans, including a discretionary contribution of $15.6 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. For the three months ended March 31, 2007, we contributed $12.2 million to our worldwide pension plans, including a discretionary contribution of $1.2 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

We participate in various “multiemployer” pension plans administrated by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdrew from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our condensed consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. We currently do not expect to incur any material withdrawal liability in the near future. However, in the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

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

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Financial Information

The interim financial information included in this Report has not been audited by PricewaterhouseCoopers LLP, or “PwC.” In reviewing this interim financial information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, reliance on their reports on this information should be restricted. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on the interim financial information because their reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under “Part II, Item 7A.—Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risks.”

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                Legal Proceedings

There were no material changes in the legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2006 and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.       Risk Factors

There is no material change in the information reported under “Item 1A—Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 6.                Exhibits

(a)	Exhibits:

Exhibit Number	Description
4.6.8

Second Amendment, dated as of February 9, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers*

4.7.10

Second Amendment, dated as of February 15, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers*

4.9.13

Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Property Holdings LLC*

4.9.14

Amended and Restated Escrow Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.*

4.9.25

Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent*

12	Computation of Consolidated Ratio of Earnings to Fixed Charges for the three months ended March 31, 2007 and 2006
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 14, 2007, relating to Financial Information
31.1- 31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1- 32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*                       Incorporated by reference to the exhibit of the same number to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., for the fiscal year ended December 31, 2006, as filed on March 30, 2007.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERTZ CORPORATION
(Registrant)
Date: May 14, 2007	By:	/s/ PAUL J. SIRACUSA
Paul J. Siracusa
Executive Vice President and
Chief Financial Officer
(principal financial officer and duly
authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
4.6.8

Second Amendment, dated as of February 9, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers*

4.7.10

Second Amendment, dated as of February 15, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers*

4.9.13

Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Property Holdings LLC*

4.9.14

Amended and Restated Escrow Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.*

4.9.25

Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent*

12	Computation of Consolidated Ratio of Earnings to Fixed Charges for the three months ended March 31, 2007 and 2006
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 14, 2007, relating to Financial Information
31.1- 31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32.1- 32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*                       Incorporated by reference to the exhibit of the same number to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., for the fiscal year ended December 31, 2006, as filed on March 30, 2007.

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