Form 10-Q
period 2007-06-30
HERTZ CORP
filed 2007-08-14
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 13, 2007, all of the common stock of the registrant is owned by its affiliate, Hertz Investors, Inc. As of August 13, 2007, 100 shares of the registrant’s common stock (par value $0.01) were outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM l.                    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
   Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of June 30, 2007 and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2007 and June 30, 2006 and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated balance sheet and the related interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 13, 2007

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
Unaudited

	June 30, 2007	December 31, 2006
ASSETS
Cash and equivalents	$401,091	$671,831
Restricted cash	212,215	552,516
Receivables, less allowance for doubtful accounts of $5,412 and $1,989	1,412,221	1,657,587
Inventories, at lower of cost or market	129,846	112,119
Prepaid expenses and other assets	412,043	369,922
Revenue earning equipment, at cost:
Cars	10,061,868	8,188,794
Less accumulated depreciation	(842,793)	(822,387)
Other equipment	2,922,090	2,686,947
Less accumulated depreciation	(346,261)	(247,846)
Total revenue earning equipment	11,794,904	9,805,508
Property and equipment, at cost:
Land, buildings and leasehold improvements	1,012,412	969,195
Service equipment	643,566	597,882
	1,655,978	1,567,077
Less accumulated depreciation	(294,688)	(199,020)
Total property and equipment	1,361,290	1,368,057
Other intangible assets, net	3,143,263	3,173,495
Goodwill	985,347	964,693
Total assets	$19,852,220	$18,675,728
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$1,511,908	$654,327
Due to Hertz affiliate.	8,200	—
Accrued liabilities	946,318	975,654
Accrued taxes	122,246	92,469
Debt	12,452,526	12,276,184
Public liability and property damage	340,583	327,024
Deferred taxes on income	1,836,833	1,816,806
Total liabilities	17,218,614	16,142,464
Commitments and contingencies
Minority interest	20,169	14,813
Stockholder’s equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional paid-in capital	2,335,862	2,320,452
Retained earnings	122,962	103,471
Accumulated other comprehensive income	154,613	94,528
Total stockholder’s equity	2,613,437	2,518,451
Total liabilities and stockholder’s equity	$19,852,220	$18,675,728

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars, except share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Car rental	$1,711,656	$1,592,690	$3,216,731	$2,992,312
Equipment rental	432,791	420,294	822,634	783,342
Other	31,217	27,649	57,831	51,573
Total revenues	2,175,664	2,040,633	4,097,196	3,827,227
Expenses:
Direct operating	1,164,714	1,137,220	2,279,038	2,207,370
Depreciation of revenue earning equipment	496,037	436,220	963,854	843,474
Selling, general and administrative	180,333	197,261	380,708	359,438
Interest, net of interest income of $8,129, $8,783, $20,198 and $16,440	191,562	212,383	421,171	422,696
Total expenses	2,032,646	1,983,084	4,044,771	3,832,978
Income (loss) before income taxes and minority interest	143,018	57,549	52,425	(5,751)
Provision for taxes on income	(52,556)	(35,530)	(20,434)	(18,207)
Minority interest	(4,746)	(4,038)	(8,856)	(7,297)
Net income (loss)	$85,716	$17,981	$23,135	$(31,255)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$23,135	$(31,255)
Non-cash expenses:
Depreciation of revenue earning equipment	963,854	843,474
Depreciation of property and equipment	90,998	99,525
Amortization of other intangible assets	30,766	30,847
Amortization of deferred financing costs	25,090	35,695
Amortization of debt discount	11,176	16,956
Debt modification costs	16,177	—
Stock-based employee compensation	13,839	2,009
Provision for public liability and property damage	92,266	86,392
Unrealized loss on mark-to-market of Euro-denominated debt	—	21,530
Unrealized (gain) loss on derivatives	(9,979)	387
Gain on ineffectiveness of interest rate swaps	—	(1,034)
Provision for losses on doubtful accounts	6,312	9,175
Minority interest	8,856	7,297
Vacation accrual adjustment	(19,559)	—
Deferred taxes on income	15,908	18,415
Changes in assets and liabilities, net of effects of acquisition:
Receivables	269,869	552,699
Inventories, prepaid expenses and other assets	(45,100)	(53,377)
Accounts payable	794,626	488,951
Accrued liabilities	6,830	78,139
Accrued taxes	(3,257)	(4,276)
Payments of public liability and property damage claims and expenses	(87,073)	(95,016)
Net cash provided by operating activities	$2,204,734	$2,106,533

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands of Dollars)
Unaudited

	Six Months Ended June 30,
	2007	2006
Cash flows from investing activities:
Net change in restricted cash	$340,828	$70,756
Revenue earning equipment expenditures	(7,150,826)	(7,540,300)
Proceeds from disposal of revenue earning equipment	4,305,073	4,899,511
Property and equipment expenditures	(97,301)	(130,629)
Proceeds from disposal of property and equipment	24,387	28,527
Other investing activities	(110)	5
Net cash used in investing activities	(2,577,949)	(2,672,130)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,541	88,842
Repayment of long-term debt	(817,804)	(102,506)
Short-term borrowings:
Proceeds	570,000	491,937
Repayments	—	(409,770)
Ninety day term or less, net	354,442	133,234
Payment of financing costs	(12,951)	(39,041)
Loan with Hertz affiliate.	8,200	—
Distributions to minority interest	(3,500)	(2,450)
Net cash provided by financing activities	102,928	160,246
Effect of foreign exchange rate changes on cash and equivalents	(453)	59,992
Net decrease in cash and equivalents during the period	(270,740)	(345,359)
Cash and equivalents at beginning of period	671,831	843,908
Cash and equivalents at end of period	$401,091	$498,549
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$387,115	$255,162
Income taxes	7,833	11,952

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

In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock at a per share price of $22.25. Hertz Holdings did not receive any of the proceeds from the sale of these shares. Hertz Holdings paid all of the expenses of the offering, excluding underwriting discounts and commissions of the selling stockholders, pursuant to a registration rights agreement we entered into at the time of the Acquisition. These expenses aggregated to approximately $2.0 million. Immediately following the secondary public offering, the Sponsors’ ownership percentage in Hertz Holdings decreased to approximately 55%.

The significant accounting policies summarized in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the United States Securities and Exchange Commission on March 30, 2007, or the “Form 10-K,” have been followed in preparing the accompanying condensed consolidated financial statements.

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

Note 2—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or “FASB,” issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or “SFAS No. 157.” This pronouncement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning after November 15, 2007. We are currently reviewing SFAS No. 157 to determine its impact, if any, on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for the fiscal year beginning after November 15, 2007. We are currently reviewing SFAS No. 159 to determine its impact, if any, on our financial position or results of operations.

Note 3—Cash and Equivalents and Restricted Cash

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash includes cash and equivalents that are not readily available for our normal disbursements. Restricted cash and equivalents are restricted for the acquisition of vehicles and other specified uses under our fleet debt programs, our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. As of June 30, 2007 and December 31, 2006, the portion of total restricted cash that was associated with our fleet debt was $148.3 million and $487.0 million, respectively.

Note 4—Goodwill and Other Intangible Assets

We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill must be tested for impairment at least annually. For 2007, we conducted the required annual goodwill and indefinite-lived intangible asset impairment test in the second quarter and determined that there was no impairment.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following summarizes the changes in our goodwill, by segment, for the periods presented (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2006	$336,579	$628,114	$964,693
Changes(1)	18,497	2,157	20,654
Balance as of June 30, 2007	$355,076	$630,271	$985,347

(1)            Consists of changes primarily resulting from the adoption of FIN 48 (see Note 5—Taxes on Income) and the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

Other intangible assets, net, consisted of the following major classes (in thousands of dollars):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer-related	$612,297	$(93,674)	$518,623	$611,783	$(63,046)	$548,737
Other	1,290	(650)	640	1,270	(512)	758
Total	613,587	(94,324)	519,263	613,053	(63,558)	549,495
Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000	2,624,000	—	2,624,000
Total other intangible assets, net	$3,237,587	$(94,324)	$3,143,263	$3,237,053	$(63,558)	$3,173,495

Amortization of other intangible assets for the three months ended June 30, 2007 and 2006 was approximately $15.4 million and $15.3 million, respectively, and for the six months ended June 30, 2007 and 2006 was approximately $30.8 million and $30.8 million, respectively. Future amortization expense of other intangible assets is expected to be approximately $61.2 million per year for each of the next five years.

Note 5—Taxes on Income

The provision for taxes on income is determined using the estimated effective tax rate applicable for the full year. The effective tax rate for the three and six months ended June 30, 2007 is 36.7% and 39.0%, respectively, which reflects the impact of not providing a benefit for losses in certain countries.

We adopted the provisions of FASB Interpretation No. 48, or “FIN 48,” “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” on January 1, 2007. Upon adoption, we recorded an $18.9 million increase to our liabilities for unrecognized tax benefits. The increase in liabilities was recorded as a charge of $3.6 million and an increase of $15.3 million to the January 1, 2007 retained earnings and goodwill balances, respectively. As of the adoption date, we had gross tax effected unrecognized tax benefits of $20.3 million, of which $5.1 million, if recognized, would favorably impact the effective tax rate in future periods.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

We conduct business globally and, as a result, file one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, the Netherlands, Brazil, Canada, France, Germany, Italy, Spain, Ireland, the United Kingdom and the United States. The open tax years for these jurisdictions span from 1991 to 2006. The tax indemnification agreement entered into with Ford on the Closing Date indemnifies Hertz from U.S. federal and unitary state, and certain combined non-U.S. income tax liabilities for all periods prior to December 21, 2005.

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We are not currently under audit by the Internal Revenue Service but are under audit in several non-U.S. jurisdictions. It is reasonably possible that a $3.3 million tax liability, attributable to an uncertain tax position, may reverse within the next twelve months.

Interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of “Provision for taxes on income” in our consolidated statement of operations. Accrued interest (net of benefit) and penalties recorded at January 1, 2007 in our condensed consolidated balance sheet was $12.5 million.

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended June 30,
	2007	2006
Depreciation of revenue earning equipment	$480,537	$439,211
Adjustment of depreciation upon disposal of the equipment	41	(9,334)
Rents paid for vehicles leased	15,459	6,343
Total	$496,037	$436,220

	Six Months Ended June 30,
	2007	2006
Depreciation of revenue earning equipment	$931,902	$857,851
Adjustment of depreciation upon disposal of the equipment	5,097	(26,345)
Rents paid for vehicles leased	26,855	11,968
Total	$963,854	$843,474

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2007 and 2006 included a net loss of $3.5 million and a net gain of $3.2 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $3.5 million and $6.1 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2007 and 2006 included a net loss of $12.0 million and a net gain of $14.3 million, respectively, on the disposal of vehicles in our car rental operations and net gains of $6.9 million and $12.0 million, respectively, on the disposal of industrial and construction equipment in our equipment rental operations.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Depreciation rates are reviewed on an ongoing basis based on management’s routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Effective January 1, 2007 and April 1, 2007, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were increased on certain vehicles in our U.S. and Canadian car rental operations and were decreased effective January 1, 2007 and increased effective April 1, 2007, in our other international car rental operations, in each case, to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $3.7 million, $0.6 million and $2.0 million, respectively, in depreciation expense for the three months ended June 30, 2007 and net increases of $9.0 million, $0.8 million and $1.6 million, respectively, in depreciation expense for the six months ended June 30, 2007. Effective April 1, 2007, depreciation rates in our U.S. equipment rental operations were decreased and resulted in a net decrease of $3.0 million in depreciation expense for the three and six months ended June 30, 2007. Effective April 1, 2006 and January 1, 2007, depreciation rates in our French equipment rental operations were decreased and resulted in a net reduction of $0.3 million and $2.2 million in depreciation expense for the three and six months ended June 30, 2007, respectively.

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

Our “Senior ABL Facility” is a senior asset-based revolving loan facility entered into by Hertz and certain of its U.S. and of its Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,600 million (which was increased in February to $1,800 million). Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.”

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

Our “U.S. Fleet Debt” consists of approximately $4,300 million of asset-backed securities issued on the Closing Date by a special purpose entity wholly owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the “ABS Program.” An additional $600 million of previously issued asset-backed medium term notes, or “Pre-Acquisition ABS Notes,” having maturities from 2007 to 2009 remained outstanding under the ABS Program following the closing of the Transactions ($265 million of which have subsequently matured). We have also

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

issued approximately $1,500 million of variable funding notes on the Closing Date in two series under these facilities, none of which were funded on the Closing Date.

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

Our “Fleet Financing Facility” is a credit agreement entered into by Hertz and its subsidiary, Puerto Ricancars, Inc., or “PR Cars,” in September 2006, which provides for a commitment of up to $275 million to finance the acquisition of Hertz’s and/or PR Cars fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands.

Our “Brazilian Credit Facility” consists of revolving and term credit facilities entered into by our Brazilian subsidiary in April 2007. The maximum amount that may be borrowed under this facility is R$130 million (or $67.6 million, calculated using exchange rates in effect on June 30, 2007) maturing in December 2010.

Our “Canadian Fleet Financing Facility” consists of an asset-backed borrowing facility to provide financing for our Canadian rental car fleet entered into in May 2007. The maximum amount which may be borrowed under this facility is CAN$400 million (or $376.3 million) maturing in May 2012.

Our “Belgian Revolving Credit Facility” consists of a revolving credit facility entered into by Hertz Belgium BVBA of up to €23.4 million (or $31.6 million) maturing in December 2010.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Our debt consists of the following (in thousands of dollars):

	June 30, 2007	December 31, 2006
Corporate Debt
Senior Term Facility, average interest rate: 2007, 7.1%; 2006, 7.4% (effective average interest rate: 2007, 7.2%; 2006, 7.5%); net of unamortized discount: 2007, $25,705; 2006, $38,378	$1,370,795	$1,947,907
Senior ABL Facility, average interest rate: 2007, 6.5%; 2006, N/A (effective average interest rate: 2007, 7.8%; 2006, N/A); net of unamortized discount: 2007, $20,746; 2006, $22,188	108,058	(22,188)
Senior Notes, average interest rate: 2007, 8.7%; 2006, 8.7%	2,103,849	2,097,030
Senior Subordinated Notes, average interest rate: 2007, 10.5%; 2006, 10.5%	600,000	600,000
Promissory Notes, average interest rate: 2007, 7.2%; 2006, 7.2% (effective average interest rate: 2007, 7.3%; 2006, 7.3%); net of unamortized discount: 2007, $5,550; 2006, $5,545	633,458	633,463
Notes payable, average interest rate: 2007, 5.2%; 2006, 4.1%	2,110	6,175
Foreign subsidiaries’ debt in foreign currencies:
Short-term bank borrowings, average interest rate: 2007, 13.9%; 2006, 13.4%	968	2,340
Other borrowings, average interest rate: 2007, 5.5%; 2006, 5.1%	14,518	12,546
Total Corporate Debt	4,833,756	5,277,273
Fleet Debt
U.S. Fleet Debt and Pre-Acquisition ABS Notes, average interest rate: 2007, 4.6%; 2006, 4.4% (effective average interest rate: 2007, 4.6%; 2006, 4.5%); net of unamortized discount: 2007, $6,811; 2006, $10,631	5,198,189	4,845,202
International Fleet Debt in foreign currencies, average interest rate: 2007, 5.6%; 2006, 5.4% (effective average interest rate: 2007, 5.6%; 2006, 5.4%); net of unamortized discount: 2007, $1,721; 2006, $4,443	1,937,425	1,987,787
Fleet Financing Facility, average interest rate: 2007, 6.6%; 2006, 6.6% (effective average interest rate: 2007, 6.6%; 2006, 6.7%); net of unamortized discount: 2007, $1,859; 2006, $2,078	178,141	165,922
Brazilian Credit Facility, average interest rate: 2007, 13.9%; 2006, N/A	57,291	—
Canadian Fleet Financing Facility, average interest rate: 2007, 4.7%; 2006, N/A	223,416	—
Belgian Revolving Credit Facility, average interest rate: 2007, 5.4%; 2006, N/A	24,308	—
Total Fleet Debt	7,618,770	6,998,911
Total Debt	$12,452,526	$12,276,184

The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows: 2008, $3,417.4 (including $3,123.9 of other short-term borrowings); 2009, $1,155.5; 2010, $1,258.7; 2011, $2,236.7; 2012, $121; after 2012, $4,325.6.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

As of June 30, 2007, there were outstanding standby letters of credit totaling $468.4 million. Of this amount, $234.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford and $34.0 million of which was issued under the Senior Credit Facilities) and the remainder is primarily issued to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and in Europe and to support airport concession obligations in the United States and Canada. As of June 30, 2007, the full amount of these letters of credit was undrawn.

As of June 30, 2007, there were $35.9 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

On January 12, 2007, Hertz completed exchange offers for its outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

On February 9, 2007, Hertz entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that Hertz and its subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility. During the three months ended March 31, 2007, we recorded an expense of $13.9 million, in our consolidated statement of operations, in “Interest, net of interest income,” associated with the write off of debt costs in connection with the amendment of the Senior Term Facility. Additionally, in February 2007, we repaid a portion of the Senior Term Facility, bringing the maximum borrowing capacity down from $2,000 million to $1,400 million.

On February 15, 2007, Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries entered into an amendment to its Senior ABL Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior ABL Facility by up to 25 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) increasing the availability under the Senior ABL Facility from $1,600 million to $1,800 million; (iii) extending the term of the commitments under the Senior ABL Facility to February 15, 2012; (iv) increasing the amounts of certain other types of indebtedness that the borrowers and their subsidiaries may incur outside of the Senior ABL Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior ABL Facility. During the three months ended March 31, 2007, we recorded an expense of $2.2 million, in our consolidated statement of operations, in “Interest, net of interest income,” associated with the write off of debt costs in connection with the amendment of the Senior ABL Facility.

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

On April 4, 2007, our Brazilian subsidiary entered into the Brazilian Credit Facility, an agreement amending and restating its credit facility (which was originally under the International Fleet Debt facility) to, among other things, increase the facility to R$130 million (or $67.6 million) consisting of an R$70 million (or $36.4 million) term loan facility and an R$60 million (or $31.2 million) revolving credit facility. This facility will mature on December 21, 2010.

On May 30, 2007, a Canadian subsidiary, Hertz Canada Limited, and certain of its subsidiaries, entered into a Note Purchase Agreement with CARE Trust, a special purpose commercial paper conduit administered by Bank of Montreal, and certain related agreements and transactions, in order to establish the Canadian Fleet Financing Facility, an asset-backed borrowing facility to provide financing for our Canadian rental car fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $376.3 million). The new facility has a term of five years.

On June 21, 2007, our Belgian subsidiary, Hertz Belgium BVBA, entered into the Belgian Revolving Credit Facility, a secured revolving credit facility for up to €23.4 million (or $31.6 million) maturing in December 2010. The new facility refinanced the Belgian portion of the International Fleet Debt facilities.

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

The obligations of Hertz Belgium BVBA under the Belgian Revolving Credit Facility are guaranteed by HIL.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of June 30, 2007, we were in compliance with all of these financial covenants.

Derivatives

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, Hertz Vehicle Financing LLC, or “HVF,” entered into certain interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the swap from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the swaps, which range from 2 to 4 years. For the three months ended March 31, 2007, we recorded an expense of $12.8 million in our consolidated statement of operations, in “Interest, net of interest income,”

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

associated with the ineffectiveness of the HVF Swaps. The ineffectiveness resulted from a decline in the value of the swaps due to the decreasing forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the swaps. However, during the three months ended June 30, 2007, forward interest rates increased steadily, resulting in a higher fair value of the swaps, which more than offset the decline related to the diminishing time value component, resulting in the reversal of the $12.8 million of expense previously recognized. As of June 30, 2007, the fair value of the HVF Swaps was $68.9 million, which is reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets.”

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed in 2007 prior to their scheduled expiration date of March 15, 2007, at a cost of €1.8 million, and now expire on September 5, 2007. As of June 30, 2007, the fair value of the swaptions was €10.5 million (or $14.1 million), which is reflected in our condensed consolidated balance sheet in “Prepaid expenses and other assets.” During the three and six months ended June 30, 2007, the fair value adjustment related to these swaptions was a gain of $10.2 million and $9.9 million, respectively, which was recorded in our consolidated statement of operations in “Selling, general and administrative” expenses.

Credit Facilities

As of June 30, 2007, the following credit facilities were available for the use of Hertz and its subsidiaries:

•       The Senior Term Facility had approximately $3.5 million available under the letter of credit facility.

•       The Senior ABL Facility had the foreign currency equivalent of approximately $1,649.8 million of remaining capacity, all of which was available under the borrowing base limitation and $181.9 million of which was available under the letter of credit facility sublimit.

•       The U.S. Fleet Debt had approximately $930.0 million of remaining capacity and $38.0 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

•       The International Fleet Debt facilities had the foreign currency equivalent of approximately $981.6 million of remaining capacity and $193.5 million available under the borrowing base limitation.

•       The Fleet Financing Facility had approximately $95.0 million of remaining capacity and $7.5 million available under the borrowing base limitation.

•       The Brazilian Credit Facility had the foreign currency equivalent of approximately $10.3 million of remaining capacity and $0.5 million available under the borrowing base limitation.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

•       The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $152.9 million of remaining capacity and no amounts available under the borrowing base limitation.

•       The Belgian Revolving Credit Facility had the foreign currency equivalent of approximately $7.3 million of remaining capacity, all of which was available under the borrowing base limitation.

As of June 30, 2007, substantially all of our assets are pledged under one or more of the facilities noted above.

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Three Months Ended June 30,
	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$6.6	$6.8	$2.8	$2.3	$0.1	$0.1
Interest cost	6.2	5.2	2.6	1.9	0.3	0.3
Expected return on plan assets	(6.4)	(5.9)	(2.6)	(2.0)	—	—
Amortization: Losses and other	0.1	—	—	0.2	—	—
Settlement/curtailment gain	(4.9)	—	—	—	(0.1)	—
Net pension/postretirement expense	$1.6	$6.1	$2.8	$2.4	$0.3	$0.4

	Six Months Ended June 30,
	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$13.6	$14.0	$5.3	$4.5	$0.2	$0.2
Interest cost	12.3	10.8	4.9	3.9	0.5	0.5
Expected return on plan assets	(12.7)	(12.1)	(5.3)	(3.7)	—	—
Amortization: Losses and other	0.1	—	—	0.2	(0.1)	—
Settlement/curtailment (gain) loss	(0.3)	—	(0.1)	—	0.2	—
Net pension/postretirement expense	$13.0	$12.7	$4.8	$4.9	$0.8	$0.7

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, we make contributions beyond those legally required. For the three and six months ended June 30, 2007, we contributed $3.8 million and $16.0 million, respectively, to our funded worldwide pension plans and benefit payments made through unfunded plans.

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

Note 9—Hertz Holdings Stock Incentive Plan

In May 2007, Hertz Holdings granted options to acquire 1,030,007 shares of Hertz Holdings’ common stock to key executives, employees, and non-management directors at exercise prices ranging from $20.55 to $21.87. These options are subject to and governed by the terms of the Hertz Global Holdings, Inc. Stock Incentive Plan, or the “Stock Incentive Plan,” and the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the “Director Plan.” We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R, “Share-Based Payment.” The options are being accounted for as equity-classified awards.

For the three and six months ended June 30, 2007, we recognized compensation cost of approximately $8.3 million ($5.1 million, net of tax) and $15.3 million ($9.4 million, net of tax) respectively. As of June 30, 2007, there was approximately $101.3 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Stock Incentive Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 2.3 years of the five-year requisite service period that began on the grant dates.

Note 10—Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers and delivery methods. We have identified two segments: rental of cars and light trucks, or “car rental,” and rental of industrial, construction and material handling equipment, or “equipment rental.” “Corporate and other” includes general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as our third-party claim management services.

On January 1, 2007, we changed our measure of segment profitability from income (loss) before income taxes and minority interest to adjusted pre-tax income (loss) as this measure is now being

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure better reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of debt financing costs and debt discounts and mark to market of the HVF swaps, unrealized transaction gains (losses) on Euro-denominated debt and certain one-time charges and non-operational items. The contribution of our segments to revenues and adjusted pre-tax income (loss) for the three and six months ended June 30, 2007 and 2006 are summarized below (in millions of dollars).

	Three Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2007	2006	2007	2006
Car rental	$1,740.3	$1,618.2	$153.1	$112.9
Equipment rental	433.0	420.5	96.7	87.9
Corporate and other	2.4	1.9	(92.6)	(84.1)
Total	$2,175.7	$2,040.6	$157.2	$116.7

	Six Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2007	2006	2007	2006
Car rental	$3,270.0	$3,039.8	$190.0	$130.4
Equipment rental	822.9	783.6	162.3	141.2
Corporate and other	4.3	3.8	(179.0)	(166.5)
Total	$4,097.2	$3,827.2	$173.3	$105.1

The following table reconciles the income (loss) before income taxes and minority interest to adjusted pre-tax income for the three and six months ended June 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended June 30,
	2007	2006
Income before income taxes and minority interest	$143.0	$57.5
Adjustments:
Purchase accounting(a)	22.6	20.1
Non-cash debt charges(b)	4.1	23.5
Restructuring charges	16.7	—
Chief Executive Officer transition costs	0.6	0.6
Mark-to-market Euro-denominated debt(c)	—	15.0
Unrealized gain on derivative(d)	(10.2)	—
Vacation accrual adjustment(f)	(19.6)	—
Adjusted pre-tax income	$157.2	$116.7

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Six Months Ended June 30,
	2007	2006
Income (loss) before income taxes and minority interest	$52.4	$(5.8)
Adjustments:
Purchase accounting(a)	45.7	42.1
Non-cash debt charges(b)	52.5	52.7
Restructuring charges	49.3	—
Chief Executive Officer transition costs	3.2	1.2
Mark-to-market Euro-denominated debt(c)	—	21.5
Gain on sale of swap derivative(e)	—	(6.6)
Unrealized gain on derivative(d)	(10.2)	—
Vacation accrual adjustment(f)	(19.6)	—
Adjusted pre-tax income	$173.3	$105.1

(a)            Includes the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers’ compensation and public liability and property damages liabilities.

(b)           Non-cash debt charges represent the amortization of deferred financing costs and debt discount. In the three months ended June 30, 2007, also includes $12.8 million associated with the reversal of the ineffectiveness of the HVF swaps originally recorded in the three months ended March 31, 2007. Additionally, in the three months ended March 31, 2007 and six months ended June 30, 2007, includes the write off of $16.1 million of unamortized debt costs associated with a debt modification.

(c)            Represents unrealized losses on currency translation of Euro-denominated debt. On October 1, 2006, we designated this Euro-denominated debt as an effective net investment hedge of our Euro-denominated net investment in our foreign operations and as such we will no longer incur unrealized exchange transaction gains or losses in our consolidated statement of operations.

(d)           During the three months and six months ended June 30, 2007, includes unrealized gains on interest rate swaptions.

(e)            During the three months ended December 31, 2006, an adjustment of $5.6 million was recorded to reduce the $6.6 million gain on the assignment of certain interest rate swaps to $1.0 million. See Note 12 to the Notes to our audited annual consolidated financial statements included in our Form 10-K.

(f)                Represents a decrease in employee vacation accrual during the three and six months ended June 30, 2007, relating to a change in our U.S. vacation policy which provides for vacation entitlement to now be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

The increase in total assets from December 31, 2006 to June 30, 2007 in our condensed consolidated balance sheet was primarily due to an increase in revenue earning vehicles in our car rental segment, partly offset by decreases in restricted cash, cash and equivalents and receivables.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 11—Comprehensive Income

Accumulated other comprehensive income as of June 30, 2007 and December 31, 2006 primarily includes (in thousands of dollars) accumulated translation gains of $129,116 and $91,629, respectively, a change in unrecognized net periodic pension and postretirement costs of $22,190 and $6,452, respectively, unrealized gains on cash flow hedges of $14,589 and $3,543, respectively, and unrealized losses on our Euro-denominated debt of $11,179 and $7,066, respectively. Comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands of dollars):

	Three Months Ended June 30,
	2007	2006
Net income	$85,716	$17,981
Other comprehensive income, net of tax:
Foreign currency translation adjustments	25,021	48,771
Unrealized loss on available-for-sale securities	(66)	(23)
Unrealized loss on Euro-denominated debt	(1,983)	—
Change in unrecognized net periodic pension and postretirement cost	15,772	—
Change in fair value of cash flow hedges	13,969	13,506
Total other comprehensive income	52,713	62,254
Comprehensive income	$138,429	$80,235

	Six Months Ended June 30,
	2007	2006
Net income (loss)	$23,135	$(31,255)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	37,487	62,854
Unrealized loss on available-for-sale securities	(73)	(49)
Unrealized loss on Euro-denominated debt	(4,113)	—
Change in unrecognized net periodic pension and postretirement cost	15,738	—
Change in fair value of cash flow hedges	11,046	48,808
Total other comprehensive income	60,085	111,613
Comprehensive income	$83,220	$80,358

As of December 31, 2006, we adopted SFAS No. 158, or “SFAS No. 158,” “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits.”  We recorded the impact of adopting this standard in “Accumulated other comprehensive income,” resulting in an increase of $6.4 million, net of tax. Subsequent to the filing of our 2006 Form 10-K, we identified that, although the impact of adopting SFAS No. 158 was properly included as an increase in “Accumulated other comprehensive income” on our consolidated statements of stockholder’s equity, it should not have been recorded as a component of “Total comprehensive income.”  The impact of appropriately excluding the SFAS No. 158 adjustment decreases “Total comprehensive income” from $242.3 million, as originally reported, to $235.9 million, as adjusted.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 12—Restructuring

As part of our effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations, initiating business process reengineering and evaluating outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

On January 5, 2007, we announced the first in a series of initiatives to further improve our competitiveness through targeted job reductions affecting approximately 200 employees primarily at our corporate headquarters in Park Ridge, New Jersey and our U.S. service center in Oklahoma City, Oklahoma.

On February 28, 2007, we announced the second initiative to further improve our competitiveness and industry leadership through targeted job reductions affecting approximately 1,350 employees primarily in our U.S. car rental operations, with much smaller reductions occurring in our U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, Oklahoma, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand.

On June 1, 2007, we announced the third initiative to further improve our operational efficiency through targeted reductions affecting approximately 480 positions in our U.S. car and equipment rental operations, as well as financial and reservations-related jobs in our U.S. service center in Oklahoma City, Oklahoma.

Further cost reduction initiatives are in process. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

For the three months ended June 30, 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $16.7 million, which is composed of $13.4 million of involuntary termination benefits, $6.4 million in consulting costs, a net gain of $5.2 million related to pension and post employment benefits and other charges of $2.1 million.

For the six months ended June 30, 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $49.3 million, which is composed of $37.8 million of involuntary termination benefits, $10.6 million in consulting costs, a net gain of $2.2 million related to pension and post employment benefits and other charges of $3.1 million.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Restructuring charges in the consolidated statement of operations can be summarized as follows (in thousands of dollars):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
By Caption:
Direct operating	$11,922	$24,867
Selling, general and administrative	4,713	24,417
Total	$16,635	$49,284

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
By Segment:
Car rental	$14,661	$34,411
Equipment rental	1,150	2,934
Corporate and other	824	11,939
Total	$16,635	$49,284

Our condensed consolidated balance sheet included accruals relating to the restructuring program of $21.4 million. We expect to pay substantially all of the remaining restructuring obligations during 2007. The following table sets forth the activity affecting the accrual during the six months ended June 30, 2007 (in thousands of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of beginning of year	$—	$—	$—	$—	$—
Charges incurred	37,765	(2,170)	10,586	3,103	49,284
Cash payments	(21,717)	(7)	(5,635)	(1,518)	(28,877)
Other(1)	(1,104)	2,277	98	(298)	973
Balance as of June 30, 2007	$14,944	$100	$5,049	$1,287	$21,380

(1)            Includes $1.5 million of stock-based employee compensation expense relating to the acceleration of vesting for certain stock options which has been classified as “Additional paid-in capital” on our condensed consolidated balance sheet, a reduction of $2.2 million in pension and post retirement liabilities which have been included within “Accrued liabilities” on our condensed consolidated balance sheet and $0.4 million in translation gains, which have been included with “Accumulated other comprehensive income” on our condensed consolidated balance sheet.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 13—Related Party Transactions

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

During the six months ended June 30, 2007, we purchased cars from Ford and its subsidiaries at a cost of approximately $1,909.0 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $1,013.8 million.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Relationship with Hertz Holdings, Hertz Investors, Inc. and the Sponsors

Stockholders Agreement

In connection with the Acquisition, Hertz Holdings entered into a stockholders agreement, or, as amended, the “Stockholders Agreement,” with investment funds associated with or designated by the Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with or designated by the Sponsors to nominate all of Hertz Holdings’ directors. The director nominees are to include three nominees of an investment fund associated with CD&R, two nominees of investment funds associated with Carlyle, two nominees of an investment fund associated with MLGPE (collectively, the “Sponsor Designees”) and up to six independent directors (subject to unanimous consent of the Sponsor Designees), subject to adjustment in the case that the applicable investment fund sells more than a specified amount of its shareholdings in Hertz Holdings. The Stockholders Agreement also provides that Hertz Holdings’ chief executive officer shall be designated as a director, unless otherwise approved by a majority of the Sponsor Designees. In addition, the Stockholders Agreement provides that one of the nominees of an investment fund associated with CD&R shall serve as the chairman of the executive and governance committee and, unless otherwise agreed by this fund, as Chairman of the Board of Directors of Hertz Holdings. On October 12, 2006, our Board and the Board of Directors of Hertz Holdings elected four independent directors, effective from the date of the completion of the initial public offering of the common stock of Hertz Holdings.

The Stockholders Agreement also grants to the investment funds associated with CD&R or to the majority of the Sponsor Designees the right to remove Hertz Holdings’ chief executive officer. Any replacement chief executive officer requires the consent of investment funds associated with CD&R as well as investment funds associated with at least one other Sponsor. It also contains restrictions on the transfer of our shares, as well as tag-along and drag-along rights. The rights described above apply only for so long as the investment funds associated with the applicable Sponsor maintain certain specified minimum levels of shareholdings in Hertz Holdings. In addition, the Stockholders Agreement limits the rights of the investment funds associated with or designated by the Sponsors that have invested in the common stock of Hertz Holdings and its affiliates, subject to several exceptions, to own, manage, operate or control any of its competitors (as defined in the Stockholders Agreement). The Stockholders Agreement may be amended from time to time in the future to eliminate or modify these restrictions without Hertz Holdings’ consent.

Registration Rights Agreement

On the Closing Date, Hertz Holdings entered into a registration rights agreement, or, as amended, the “Registration Rights Agreement,” with investment funds associated with or designated by the Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, following the earlier of the initial public offering of the common stock of Hertz Holdings and the eighth anniversary of the Closing Date, to cause Hertz Holdings, at its own expense, to use its best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. The exercise of this right is limited to three requests by the group of investment funds associated with each Sponsor, except for registrations effected pursuant to Form S-3, which are unlimited, subject to certain limitations, if Hertz Holdings is eligible to use Form S-3. In the event Hertz Holdings registers any of its common stock following its initial public offering, these investment funds also have the right to require Hertz Holdings to use its best efforts to include shares of common stock of Hertz Holdings held by them, subject to certain limitations, including as determined by the underwriters. The

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Registration Rights Agreement also provides for Hertz Holdings to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of Hertz Holdings’ securities.

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

Director Stock Incentive Plan

On October 12, 2006, the Board of Directors of Hertz Holdings approved the Director Plan. The stockholders of Hertz Holdings approved the Director Plan on October 20, 2006. The Director Plan provides for the grant of shares of common stock of Hertz Holdings, options to purchase shares of common stock of Hertz Holdings and “phantom shares,” which are the right to receive shares of common stock of Hertz Holdings at a specified point in the future. A maximum of 3,500,000 shares are reserved for issuance under the Director Plan.

Options granted under the Director Plan must be granted at an exercise price no less than fair market value of such shares on the date of grant. Options granted as part of a director’s annual retainer fee will be fully vested at the time of grant and will generally have a 10-year term.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

A director will recognize ordinary income upon exercising options granted under the Director Plan in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and Hertz Holdings will have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual will generally recognize ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and Hertz Holdings will have a corresponding tax deduction at that time. For the three and six months ended June 30, 2007, we recognized $0.4 million and $0.9 million, respectively, of expense relating to the Director Plan in our consolidated statement of operations in “Selling, general and administrative” expenses.

Financing Arrangements with Related Parties

Affiliates of ML Global Private Equity, L.P. and its related funds, which are stockholders of Hertz Holdings, and of Merrill Lynch & Co., one of the underwriters in the initial public offering of the common stock of Hertz Holdings and the secondary offering by the Sponsors, were lenders under the Hertz Holdings Loan Facility (which was repaid with the proceeds of Hertz Holdings’ initial public offering), are lenders under the original and amended Senior Term Facility, the original and amended Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes and the Senior Subordinated Notes; acted as structuring advisors and agents under our asset-backed facilities; and acted as dealer managers and solicitation agents for our tender offers for our existing debt securities in connection with the Acquisition.

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this new facility is $100 million. The facility expires on June 29, 2012, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus the margin in effect for the Eurocurrency Loans under our Senior ABL Facility. As of June 30, 2007, $8.2 million in borrowings were outstanding.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 14—Commitments and Contingencies

Off-Balance Sheet Commitments

As of June 30, 2007 and December 31, 2006, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

See Note 13—Related Party Transactions—Indemnification Agreements.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of June 30, 2007 and December 31, 2006, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in “Accrued liabilities” were $3.4 million and $3.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Fuel and Service Charge, or “FSC,” by us or all Texas residents who were charged a FSC by us. The petition alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys’ fees and costs. In response to various motions by us, the plaintiff filed two amended petitions which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff is seeking punitive damages. After some limited discovery, we filed a motion for summary judgment in December 2004. That motion was denied in January 2005. The parties then engaged in more extensive discovery. In April 2006, the plaintiff further amended his petition by adding a cause of action for fraudulent misrepresentation and, at the plaintiff’s request, a hearing on the plaintiff’s motion for class certification was scheduled for August 2006. In May 2006, the plaintiff filed a fourth amended petition which deleted the cause of action for conversion and the plaintiff also filed a first amended motion for class certification in anticipation of the August 2006 hearing on class certification. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charged a FSC in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We are appealing the order.

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

On January 10, 2007, Marlena Guerra, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was filed in the United States District Court for the District of Nevada. As with the Gomez and Kochner cases, Guerra purports to be a class action on behalf of all individuals and business entities who rented vehicles at Las Vegas McCarran International Airport and were charged a FSC. The complaint alleged that those customers who paid the FSC were fraudulently charged a surcharge required for fuel in violation of Nevada’s Deceptive Trade Practices Act. The plaintiff also alleged the FSC violates the Nevada Uniform Commercial Code, or “UCC,” since it is unconscionable and operates as an unlawful liquidated damages provision. Finally, the plaintiff claimed that we breached our own rental agreement—which the plaintiff claims to have been modified so as not to violate Nevada law—by charging the FSC, since such charges violate the UCC and/or the prohibition against fuel surcharges. The plaintiff seeks compensatory damages, including the return of all FSC

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

paid or the difference between the FSC and its actual costs, plus prejudgment interest, attorneys’ fees and costs. In March 2007, we filed a motion to dismiss. In July 2007, the court granted our motion to dismiss and ordered the plaintiff’s complaint be dismissed with prejudice.

On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation, was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd., purports to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or “LDW,” charge. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff seeks an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violate the New Jersey Consumer Fraud Act. The complaint also asks for attorneys’ fees and costs. In October 2006, we filed an answer to the complaint. In November 2006, the plaintiff filed an amended complaint adding an additional plaintiff, Miguel V. Pro, an individual residing in Texas, and new claims relating to HERC’s charging of an “Environmental Recovery Fee.” Causes of action for breach of contract and breach of implied covenant of good faith and fair dealing were also added. In January 2007, we filed an answer to the amended complaint. Discovery has now commenced.

On October 13, 2006, Janet Sobel, Daniel Dugan, and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purports to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violate certain provisions of Nevada law, including Nevada’s Deceptive Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asks for attorneys’ fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss.

On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiff asserts violations of the Telephone Consumer Protection Act, 47 U.S.C. Section 227, and common law conversion and the plaintiff is seeking damages and costs of suit. On June 6, 2007, we removed this action to the United States District Court for the District of Kansas.

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

On February 19, 2007, The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. was filed in the United States District Court for the District of Massachusetts. In this action, we and our co-plaintiff seek damages and injunctive relief based upon allegations that Enterprise and its corporate parent, The Crawford Group, Inc., unlawfully engaged in anticompetitive and unfair and deceptive business practices by claiming to customers of Hertz that once Enterprise obtains a patent that it has applied for relating to its insurance replacement reservation system, Hertz will be prevented from using the co-plaintiff’s EDiCAR system, which Hertz currently uses in its insurance replacement business. The complaint alleges, among other things, that Enterprise’s threats are improper because the Enterprise patent, once issued, should be invalid and unenforceable. In April 2007, Enterprise and Crawford filed a motion to dismiss and Hertz and TSD filed opposition papers in May 2007. See “Item 1A—Risk Factors” in our Form 10-K. Enterprise and Crawford filed a motion to dismiss in April 2007 and Hertz and TSD filed opposition papers in May 2007.

In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability in excess of related accruals is not expected to materially affect our consolidated financial position, results of operations or cash flows, but it could be material in the period in which it is recorded.

Note 15—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2007 and December 31, 2006 and the Condensed Consolidating Statements of Operations for the three and six month periods ended June 30, 2007 and 2006, and Statements of Cash Flows for the six months ended June 30, 2007 and 2006, of (a) The Hertz Corporation, or “the Parent”; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$20,492	$15,280	$365,319	$—	$401,091
Restricted cash	43,401	13,431	155,383	—	212,215
Receivables, less allowance for doubtful accounts	184,486	209,696	1,018,039	—	1,412,221
Due from Hertz affiliate	4,844,207	36,932	2,814,083	(7,695,222)	—
Inventories, at lower cost or market	28,968	53,410	47,468	—	129,846
Prepaid expenses and other assets	199,764	6,129	229,426	(23,276)	412,043
Revenue earning equipment, net	128,796	2,040,990	9,625,118	—	11,794,904
Property and equipment, net	809,343	233,441	318,506	—	1,361,290
Investment in subsidiaries, net	4,870,664	45,408	—	(4,916,072)	—
Other intangible assets, net	170,013	2,818,769	154,481	—	3,143,263
Goodwill	96,049	516,843	372,455	—	985,347
Total assets	$11,396,183	$5,990,329	$15,100,278	$(12,634,570)	$19,852,220
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$230,251	$157,471	$1,124,186	$—	$1,511,908
Due to Hertz affiliate	2,857,783	1,301,308	3,544,331	(7,695,222)	8,200
Accrued liabilities	521,412	29,708	395,198	—	946,318
Accrued taxes	74,631	29,343	18,272	—	122,246
Debt	4,936,191	161	7,516,174	—	12,452,526
Public liability and property damage	162,478	20,929	157,176	—	340,583
Deferred taxes on income	—	1,613,296	246,813	(23,276)	1,836,833
Total liabilities	8,782,746	3,152,216	13,002,150	(7,718,498)	17,218,614
Minority interest	—	—	20,169	—	20,169
Stockholder’s equity	2,613,437	2,838,113	2,077,959	(4,916,072)	2,613,437
Total liabilities and stockholder’s equity	$11,396,183	$5,990,329	$15,100,278	$(12,634,570)	$19,852,220

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$212,709	$65,083	$394,039	$—	$671,831
Restricted cash	—	—	552,516	—	552,516
Receivables, less allowance for doubtful accounts	252,486	246,643	1,158,458	—	1,657,587
Due from Hertz affiliate	4,008,898	35,028	2,110,105	(6,154,031)	—
Inventories, at lower cost or market	22,794	49,642	39,683	—	112,119
Prepaid expenses and other assets	180,184	6,986	182,752	—	369,922
Revenue earning equipment, net	163,739	1,993,523	7,648,246	—	9,805,508
Property and equipment, net	822,195	231,924	313,938	—	1,368,057
Investment in subsidiaries, net	5,239,901	29,710	—	(5,269,611)	—
Other intangible assets, net	179,528	2,830,273	163,694	—	3,173,495
Goodwill	94,282	519,498	350,913	—	964,693
Total assets	$11,176,716	$6,008,310	$12,914,344	$(11,423,642)	$18,675,728
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$190,018	$67,561	$396,748	$—	$654,327
Due to Hertz affiliate	2,143,433	1,516,655	2,493,943	(6,154,031)	—
Accrued liabilities	579,259	37,887	358,508	—	975,654
Accrued taxes	55,543	18,159	18,767	—	92,469
Debt	5,414,619	58	6,861,507	—	12,276,184
Public liability and property damage	159,124	23,569	144,331	—	327,024
Deferred taxes on income	116,269	1,591,782	108,755	—	1,816,806
Total liabilities	8,658,265	3,255,671	10,382,559	(6,154,031)	16,142,464
Minority interest	—	—	14,813	—	14,813
Stockholder’s equity	2,518,451	2,752,639	2,516,972	(5,269,611)	2,518,451
Total liabilities and stockholder’s equity	$11,176,716	$6,008,310	$12,914,344	$(11,423,642)	$18,675,728

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2007
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,107,455	$318,493	$1,328,015	$(578,299)	$2,175,664
Expenses:
Direct operating	593,831	151,094	419,789	—	1,164,714
Depreciation of revenue earning equipment	587,887	49,333	437,116	(578,299)	496,037
Selling, general and administrative	83,734	26,411	70,188	—	180,333
Interest, net of interest income	77,406	25,118	89,038	—	191,562
Total expenses	1,342,858	251,956	1,016,131	(578,299)	2,032,646
(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(235,403)	66,537	311,884	—	143,018
Benefit (provision) for taxes on income	71,595	(21,099)	(103,052)	—	(52,556)
Minority interest	—	—	(4,746)	—	(4,746)
Equity in earnings (losses) of subsidiaries (net of tax)	249,524	9,991	—	(259,515)	—
Net income (loss)	$85,716	$55,429	$204,086	$(259,515)	$85,716

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,148,850	$612,455	$2,440,723	$(1,104,832)	$4,097,196
Expenses:
Direct operating	1,201,850	301,068	776,120	—	2,279,038
Depreciation of revenue earning equipment	1,119,729	103,488	845,469	(1,104,832)	963,854
Selling, general and administrative	175,532	53,699	151,477	—	380,708
Interest, net of interest income	174,750	51,455	194,966	—	421,171
Total expenses	2,671,861	509,710	1,968,032	(1,104,832)	4,044,771
(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(523,011)	102,745	472,691	—	52,425
Benefit (provision) for taxes on income	168,974	(32,971)	(156,437)	—	(20,434)
Minority interest	—	—	(8,856)	—	(8,856)
Equity in earnings (losses) of subsidiaries (net of tax)	377,172	15,698	—	(392,870)	—
Net income (loss)	$23,135	$85,472	$307,398	$(392,870)	$23,135

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2006
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,066,007	$316,865	$1,167,613	$(509,852)	$2,040,633
Expenses:
Direct operating	610,185	158,916	368,119	—	1,137,220
Depreciation of revenue earning equipment	496,339	48,694	401,039	(509,852)	436,220
Selling, general and administrative	91,559	27,350	78,352	—	197,261
Interest, net of interest income	83,596	25,114	103,673	—	212,383
Total expenses	1,281,679	260,074	951,183	(509,852)	1,983,084
(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(215,672)	56,791	216,430	—	57,549
Benefit (provision) for taxes on income	86,136	(23,481)	(98,185)	—	(35,530)
Minority interest	—	—	(4,038)	—	(4,038)
Equity in earnings (losses) of subsidiaries (net of tax)	147,517	7,789	—	(155,306)	—
Net income (loss)	$17,981	$41,099	$114,207	$(155,306)	$17,981

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,066,615	$593,080	$2,178,036	$(1,010,504)	$3,827,227
Expenses:
Direct operating	1,213,776	310,228	683,366	—	2,207,370
Depreciation of revenue earning equipment	984,361	93,957	775,660	(1,010,504)	843,474
Selling, general and administrative	160,939	54,057	144,442	—	359,438
Interest, net of interest income	167,687	48,494	206,515	—	422,696
Total expenses	2,526,763	506,736	1,809,983	(1,010,504)	3,832,978
(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(460,148)	86,344	368,053	—	(5,751)
Benefit (provision) for taxes on income	173,388	(34,059)	(157,536)	—	(18,207)
Minority interest	—	—	(7,297)	—	(7,297)
Equity in earnings (losses) of subsidiaries (net of tax)	255,505	13,648	—	(269,153)	—
Net (loss) income	$(31,255)	$65,933	$203,220	$(269,153)	$(31,255)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by operating activities	$336,321	$118,668	$1,749,745	$—	$2,204,734
Cash flows from investing activities:
Net change in restricted cash	—	—	340,828	—	340,828
Revenue earning equipment expenditures	(93,309)	(230,199)	(6,827,318)	—	(7,150,826)
Proceeds from disposal of revenue earning equipment	61,321	79,244	4,164,508	—	4,305,073
Property and equipment expenditures	(43,274)	(20,854)	(33,173)	—	(97,301)
Proceeds from disposal of property and equipment	8,384	3,236	12,767	—	24,387
Other investing activities	—	—	(110)	—	(110)
Net cash used in investing activities	(66,878)	(168,573)	(2,342,498)	—	(2,577,949)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	774	165	3,602	—	4,541
Repayment of long-term debt	(594,726)	(63)	(223,015)	—	(817,804)
Short-term borrowings:
Proceeds	—	—	570,000	—	570,000
Ninety day term or less, net	137,043	—	217,399	—	354,442
Payment of financing costs	(12,951)	—	—	—	(12,951)
Loan with Hertz affiliate	8,200	—	—	—	8,200
Distributions to minority interest	—	—	(3,500)	—	(3,500)
Net cash (used in) provided by financing activities	(461,660)	102	564,486	—	102,928
Effect of foreign exchange rate changes on cash and equivalents	—	—	(453)	—	(453)
Net decrease in cash and equivalents during the period	(192,217)	(49,803)	(28,720)	—	(270,740)
Cash and equivalents at beginning of period	212,709	65,083	394,039	—	671,831
Cash and equivalents at end of period	$20,492	$15,280	$365,319	$—	$401,091

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by operating activities	$104,508	$384,985	$1,617,040	$—	$2,106,533
Cash flows from investing activities:
Net change in restricted cash	—	—	70,756	—	70,756
Revenue earning equipment expenditures	(115,982)	(480,563)	(6,943,755)	—	(7,540,300)
Proceeds from disposal of revenue earning equipment	87,670	78,281	4,733,560	—	4,899,511
Property and equipment expenditures	(59,793)	(29,034)	(41,802)	—	(130,629)
Proceeds from disposal of property and equipment	10,683	956	16,888	—	28,527
Other investing activities	—	—	5	—	5
Net cash used in investing activities	(77,422)	(430,360)	(2,164,348)	—	(2,672,130)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	85,080	—	3,762	—	88,842
Repayment of long-term debt	(98,282)	(466)	(3,758)	—	(102,506)
Short-term borrowings:
Proceeds	—	—	491,937	—	491,937
Repayments	(86,266)	—	(323,504)	—	(409,770)
Ninety day term or less, net	60,618	—	72,616	—	133,234
Distributions to minority interest	—	—	(2,450)	—	(2,450)
Payment of financing costs	(39,041)	—	—	—	(39,041)
Net cash (used in) provided by financing activities	(77,891)	(466)	238,603	—	160,246
Effect of foreign exchange rate changes on cash and equivalents	—	—	59,992	—	59,992
Net decrease in cash and equivalents during the period	(50,805)	(45,841)	(248,713)	—	(345,359)
Cash and equivalents at beginning of period	150,757	48,347	644,804	—	843,908
Cash and equivalents at end of period	$99,952	$2,506	$396,091	$—	$498,549

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our condensed consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2007, or this “Report.”

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

Forward-looking statements are not guarantees of performance or results and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand that the risks and uncertainties discussed in “Item 1A—Risk Factors” and elsewhere in The Hertz Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the United States Securities and Exchange Commission, or the “SEC,” on March 30, 2007, or our “Form 10-K,” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

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

In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock at a per share price of $22.25. Hertz Holdings did not receive any of the proceeds from the sale of these shares. Hertz Holdings paid all of the expenses of the offering, excluding underwriting discounts and commissions of the selling stockholders, pursuant to a registration rights agreement we entered into at the time of the Acquisition. These expenses aggregated to approximately $2.0 million. Immediately following the secondary public offering, the Sponsors’ ownership percentage in Hertz Holdings decreased to approximately 55%.

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

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. In the United States, increases of approximately 17% in monthly per-car depreciation costs for 2006 model year program cars began to adversely affect our results of operations in the fourth quarter of 2005, as those cars began to enter our fleet. On a comparable basis, we expect 2007 model year program vehicle depreciation costs to rise approximately 20% and per-car depreciation costs for 2007 model year U.S. risk cars to decline slightly. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we expect to purchase as risk cars and other actions we expect to take to mitigate program car cost increases, we expect our net per-car depreciation costs for 2007 model year cars in the United States will increase by less than 4% from our net per-car depreciation costs for 2006 model year U.S. cars. We began to experience the impact of those cost changes and mitigation actions in the fourth quarter of 2006, as substantial numbers of 2007 model year cars began to enter our U.S. rental fleet. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures.

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

As part of our effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations, initiating business process reengineering and evaluating outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

On January 5, 2007, we announced the first in a series of initiatives to further improve our competitiveness through targeted job reductions affecting approximately 200 employees primarily at

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

our corporate headquarters in Park Ridge, New Jersey and our U.S. service center in Oklahoma City, Oklahoma. These reductions are expected to result in annualized savings of up to $15.8 million.

On February 28, 2007, we announced the second initiative to further improve our competitiveness and industry leadership through targeted job reductions affecting approximately 1,350 employees primarily in our U.S. car rental operations, with much smaller reductions occurring in our U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, Oklahoma, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand. These reductions are expected to result in annualized savings of up to $125.0 million.

On June 1, 2007, we announced the third initiative to further improve our operational efficiency through targeted reductions affecting approximately 480 positions in our U.S. car and equipment rental operations, as well as financial and reservations-related jobs in our U.S. service center in Oklahoma City, Oklahoma. These reductions are expected to result in approximately $24.0 million of annualized savings.

We recognized $16.7 million and $49.3 million in the three and six months ended June 30, 2007, respectively, relating to our restructuring initiatives discussed above. Beginning in the fourth quarter of 2007 and continuing into 2008, we expect to implement cost initiatives in our European operations that are expected to result in additional annualized savings of approximately $50.0 million. We plan to announce, as plans are finalized, other efficiency initiatives during 2007 and 2008. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

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

For the six months ended June 30, 2007, based on publicly available information, we believe most major US car rental brands experienced positive transaction day increases with varying rental rate revenue per transaction day, or “RPD,” changes compared to comparable prior periods. For the six months ended June 30, 2007, we experienced higher worldwide car rental volumes, while RPD for worldwide car rental declined, as a decline in U.S. RPD was partly offset by a slight improvement in international RPD.

In the three years ended December 31, 2006, we increased the number of our off-airport rental locations in the United States by approximately 32% to approximately 1,380 locations, and as of June 30, 2007, we had approximately 1,465 off-airport locations. Revenues from our U.S. off-airport operations grew during the same period, representing $890.1 million, $845.8 million and $697.4 million of our total car rental revenues in the years ended December 31, 2006, 2005 and 2004, respectively. Our expanding U.S. off-airport operations represented $455.4 million and $427.9 million of our total car rental revenues in the six months ended June 30, 2007 and 2006, respectively. In 2007 and subsequent years our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

includes penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle cost and transaction cost at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location’s replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation.

HERC experienced higher equipment rental pricing and volumes worldwide for the year ended December 31, 2006 and the first half of 2007. In 2006, HERC added twelve new locations and closed two locations in the United States, added two new locations in Canada and added eight new locations and closed one location in Europe. During the six months ended June 30, 2007, HERC added eight new locations and closed six locations in the United States and Canada and added two new locations in Europe. HERC expects to add approximately 4 to 6 additional new locations in the United States, one additional location in Canada and 5 to 10 additional new locations in Europe during the remainder of the year. In its U.S. expansion, we expect HERC will incur non-fleet start-up costs of approximately $0.9 million per location and additional fleet acquisition costs over an initial twelve-month period of approximately $4.6 million per location. In its European expansion, we expect HERC will incur lower start-up costs per location as compared with the United States.

Three months ended June 30, 2007 compared with Three months ended June 30, 2006

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the three months ended June 30, 2007 and 2006 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Car rental	$1,711.7	$1,592.7	78.7%	78.0%
Equipment rental	432.8	420.2	19.9	20.6
Other	31.2	27.7	1.4	1.4
Total revenues	2,175.7	2,040.6	100.0	100.0
Expenses:
Direct operating	1,164.7	1,137.2	53.5	55.7
Depreciation of revenue earning equipment	496.1	436.2	22.8	21.4
Selling, general and administrative	180.3	197.3	8.3	9.7
Interest, net of interest income	191.6	212.4	8.8	10.4
Total expenses	2,032.7	1,983.1	93.4	97.2
Income before income taxes and minority interest	143.0	57.5	6.6	2.8
Provision for taxes on income	(52.5)	(35.4)	(2.5)	(1.7)
Minority interest	(4.8)	(4.1)	(0.2)	(0.2)
Net income	$85.7	$18.0	3.9%	0.9%

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of June 30, 2007 and 2006:

	Three Months Ended or as of June 30,
	2007	2006
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	7,642	7,317
Domestic	5,744	5,467
International	1,898	1,850
Worldwide transaction days (in thousands)(a)	32,820	31,161
Domestic	22,990	21,884
International	9,830	9,277
Worldwide rental rate revenue per transaction day(b)	$44.18	$44.50
Domestic	$42.50	$43.18
International	$48.12	$47.60
Worldwide average number of company-operated cars during the period	473,000	438,300
Domestic	326,100	300,300
International	146,900	138,000
Adjusted pre-tax income (in millions of dollars)(c)	$153.1	$112.9
Worldwide revenue earning equipment, net (in millions of dollars)	$9,219.1	$8,963.0
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$378.9	$367.0
Same store revenue growth(e)	1.2%	22.8%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,210.0	$2,991.7
Adjusted pre-tax income (in millions of dollars)(c)	$96.7	$87.9
Revenue earning equipment, net (in millions of dollars)	$2,575.8	$2,466.8
Other Operating Data:
EBITDA (in millions of dollars)(f)	$886.6	$767.2
Corporate EBITDA (in millions of dollars)(f)	$371.2	$341.6

(a)            Transaction days represents the total number of days that vehicles were on rent in a given period.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(b)           Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2006 foreign exchange rates) for the three months ended June 30, 2007 and 2006 (in millions of dollars, except as noted):

	Three Months Ended June 30,
	2007	2006
Car rental revenue per statement of operations	$1,711.7	$1,592.7
Non-rental rate revenue	(245.8)	(226.6)
Foreign currency adjustment	(15.8)	20.4
Rental rate revenue	$1,450.1	$1,386.5
Transaction days (in thousands)	32,820	31,161
Rental rate revenue per transaction day (in whole dollars)	$44.18	$44.50

(c)            On January 1, 2007, we changed our measure of segment profitability from income (loss) before income taxes and minority interest to adjusted pre-tax income (loss) as this measure is now being utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure better reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of debt financing costs and debt discounts, unrealized transaction gain (loss) on Euro-denominated debt and certain one-time charges and non-operational items. The following table reconciles income (loss) before income taxes and minority interest by segment to adjusted pre-tax income (loss) by segment for the three months ended June 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended June 30, 2007
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$145.5	$83.8	$(86.3)
Adjustments:
Purchase accounting(1)	8.3	13.8	0.5
Non-cash debt charges(2)	(1.5)	2.7	2.9
Unrealized gain on derivative(3)	—	—	(10.2)
Restructuring charges	14.7	1.2	0.8
Chief Executive Officer transition costs	—	—	0.6
Vacation accrual adjustment(4)	(13.9)	(4.8)	(0.9)
Adjusted pre-tax income (loss)	$153.1	$96.7	$(92.6)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended June 30, 2006
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$89.4	$71.3	$(103.2)
Adjustments:
Purchase accounting(1)	4.9	14.7	0.5
Non-cash debt charges(2)	18.6	1.9	3.0
Mark-to-market Euro-denominated debt(5)	—	—	15.0
Chief Executive Officer transition costs	—	—	0.6
Adjusted pre-tax income (loss)	$112.9	$87.9	$(84.1)

(1)           Includes the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers’ compensation and public liability and property damages liabilities.

(2)           Non-cash debt charges represent the amortization of deferred financing costs and debt discount. In the three months ended June 30, 2007, also includes $12.8 million associated with the reversal of the ineffectiveness of the HVF swaps originally recorded in the three months ended March 31, 2007.

(3)           During the three months ended June 30, 2007, includes unrealized gains on interest rate swaptions.

(4)           Represents a decrease in employee vacation accrual during the three months ended June 30, 2007, relating to a change in our U.S. vacation policy which provides for vacation entitlement to now be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

(5)           Represents unrealized losses on currency translation of Euro-denominated debt. On October 1, 2006, we designated this Euro-denominated debt as an effective net investment hedge of our Euro-denominated net investment in our foreign operations, as such we will no longer incur unrealized exchange transaction gains or losses in our consolidated statement of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(d)           Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2006 foreign exchange rates) for the three months ended June 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended June 30,
	2007	2006
Equipment rental revenue per statement of operations	$432.8	$420.2
Equipment sales and other revenue	(49.5)	(53.1)
Foreign currency adjustment	(4.4)	(0.1)
Rental and rental related revenue	$378.9	$367.0

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

Borrowings under our senior credit facilities are a key source of our liquidity. Our ability to borrow under these senior credit facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our senior credit facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of June 30, 2007, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants.

As of June 30, 2007, we had an aggregate principal amount outstanding of $1,396.5 million and $128.8 million pursuant to our senior term loan facility and our senior asset-based loan facility, respectively. As of June 30, 2007, we are required under the senior term loan facility to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated interest expense coverage ratio of not less than 1.75:1. In addition, under our senior asset-based loan facility, if there is less than $200 million of available borrowing capacity under that facility as of June 30, 2007, we are required to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the four quarters then ended. Under the senior term loan facility, as of June 30, 2007, we had a consolidated leverage ratio of approximately 3.1:1 and a consolidated interest expense coverage ratio of approximately 3.4:1. Since we have maintained sufficient borrowing capacity under our senior asset-based loan facility as of June 30, 2007, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as Note 3 of the Notes to our audited consolidated financial statements included in our Form 10-K under the caption “Item 8—Financial Statements and Supplementary Data.” We have a significant amount of debt. For a discussion of the risks associated with our significant leverage, see “Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness” in our Form 10-K.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For purposes of consistency, we have revised our calculation of Corporate EBITDA for 2006 so that the identified extraordinary, unusual or non-recurring gains or losses are consistent with those used in the calculations of certain other non-GAAP measures. The following table reconciles net income to EBITDA and Corporate EBITDA for the three months ended June 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended June 30,
	2007	2006
Net income(1)	$85.7	$18.0
Depreciation and amortization(2)	556.8	501.4
Interest, net of interest income(3)	191.6	212.4
Provision for taxes on income	52.5	35.4
EBITDA(4)	886.6	767.2
Adjustments:
Car rental fleet interest	(85.4)	(98.3)
Car rental fleet depreciation	(426.9)	(371.0)
Non-cash expenses and charges(5)	(0.8)	42.2
Extraordinary, unusual or non-recurring gains or losses(6)	(2.3)	0.6
Sponsors’ fees	—	0.9
Corporate EBITDA	$371.2	$341.6

(1)           For the three months ended June 30, 2007 and 2006, net income includes corporate minority interest of $4.8 million and $4.1 million, respectively.

(2)           For the three months ended June 30, 2007 and 2006, depreciation and amortization was $468.0 million and $416.3 million, respectively, in our car rental segment and $87.2 million and $83.3 million, respectively, in our equipment rental segment.

(3)           For the three months ended June 30, 2007 and 2006, interest, net of interest income, was $87.9 million and $104.8 million, respectively, in our car rental segment and $34.5 million and $31.9 million, respectively, in our equipment rental segment.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(4)           The following table reconciles net cash provided by operating activities to EBITDA for the three months ended June 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$1,078.4	$901.5
Amortization of debt and debt modification costs	(16.8)	(23.5)
Provision for losses on doubtful accounts	(3.4)	(4.6)
Unrealized gain (loss) on derivatives	10.0	(0.4)
Unrealized loss on mark-to-market of Euro-denominated debt	—	(15.0)
Gain on ineffectiveness of interest rate swaps	12.8	—
Stock-based employee compensation	(7.7)	(2.0)
Provision for public liability and property damage	(45.3)	(40.6)
Minority interest	(4.8)	(4.1)
Deferred taxes on income	(40.1)	(17.8)
Vacation accrual adjustment	19.6	—
Payments of public liability and property damage claims and expenses	41.9	51.0
Provision for taxes on income	52.5	35.4
Interest expense, net of interest income	191.6	212.4
Net changes in assets and liabilities	(402.1)	(325.1)
EBITDA	$886.6	$767.2

(5)           For the three months ended June 30, 2007 and 2006, non-cash expenses and charges were $(2.0) million and $17.8 million, respectively, in our car rental segment.

As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Three Months Ended June 30,
	2007	2006
Corporate non-cash stock-based employee compensation charges	$7.7	$2.0
Non-cash amortization of debt costs included in car rental fleet interest	(2.0)	17.8
Corporate non-cash charges for public liability and property damage	3.3	—
Corporate non-cash charges for pension	0.4	7.0
Corporate unrealized losses on mark-to-market of Euro-denominated debt	—	15.0
Corporate unrealized (gain) loss on derivatives	(10.2)	0.4
Total	$(0.8)	$42.2

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(6)           As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Three Months Ended June 30,
	2007	2006
Restructuring charges	$16.7	$—
Chief Executive Officer transition costs	0.6	0.6
Vacation accrual adjustment	(19.6)	—
Total	$(2.3)	$0.6

Revenues

Total revenues in the three months ended June 30, 2007 of $2,175.7 million increased by 6.6% from $2,040.6 million in the three months ended June 30, 2006.

Revenues from our car rental operations of $1,711.7 million in the three months ended June 30, 2007 increased by $119.0 million, or 7.5%, from $1,592.7 million in the three months ended June 30, 2006. The increase was primarily the result of a 5.3% increase in car rental volume worldwide, an increase in airport concession recovery fees and the effects of foreign currency translation of approximately $36.6 million.

Rental rate revenue per transaction day, or “RPD,” for worldwide car rental declined 0.7% from the three months ended June 30, 2006, as a 1.6% decline in U.S. RPD was partly offset by a 1.1% improvement in international RPD. The decline in U.S. RPD is a result of significant growth in the U.S. online leisure and off-airport markets. U.S. airport RPD declined 0.4%, reflecting the continued growth of online leisure rentals in our airport business. U.S. off-airport RPD declined 3.7%, reflecting the continued growth of longer length, lower RPD business, which has a lower cost profile. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle cost and lower transaction cost at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth.

Revenues from our equipment rental operations of $432.8 million in the three months ended June 30, 2007 increased by $12.6 million, or 3.0%, from $420.2 million in the three months ended June 30, 2006. The increase was due to higher rental volume and improved pricing worldwide and the effects of foreign currency translation of $4.8 million.

Revenues from all other sources of $31.2 million in the three months ended June 30, 2007 increased by $3.5 million, or 12.9%, from $27.7 million in the three months ended June 30, 2006, primarily due to the increase in car rental licensee revenue.

Expenses

Total expenses of $2,032.7 million in the three months ended June 30, 2007 increased by 2.5% from $1,983.1 million in the three months ended June 30, 2006, and total expenses as a percentage of revenues decreased to 93.4% in the three months ended June 30, 2007 compared with 97.2% in the three months ended June 30, 2006.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Direct operating expenses of $1,164.7 million for the three months ended June 30, 2007 increased by $27.5 million, or 2.4%, from $1,137.2 million for the three months ended June 30, 2006. The increase was the result of increases in fleet related expenses and other direct operating expenses, partly offset by a decrease in personnel related expenses.

Fleet related expenses increased $17.5 million, or 6.6%. The majority of the increase related to the increase in worldwide rental volume and included increases in self-insurance expense of $13.5 million, gasoline costs of $5.2 million and the effects of foreign currency translation of approximately $7.7 million, partly offset by a decrease in vehicle damage and maintenance costs of $4.8 million.

Other direct operating expenses increased $23.1 million, or 4.9%. The increase includes restructuring charges of $11.9 million and increases related to the increase in worldwide rental volume including increases in concession fees in our car rental operations of $10.4 million and commissions of $6.6 million and the effects of foreign currency translation of approximately $10.6 million, partly offset by a decrease in cost of equipment sold of $3.4 million.

Personnel related expenses decreased $13.2 million, or 3.3%. The decrease primarily related to a decrease in employee vacation accrual resulting from a change in our U.S. vacation policy of which the portion relating to direct operating expense was $16.1 million, partly offset by the effects of foreign currency translation of approximately $7.0 million.

Depreciation of revenue earning equipment for our car rental operations of $426.9 million in the three months ended June 30, 2007 increased by 15.1% from $371.0 million in the three months ended June 30, 2006. The increase was primarily due to the higher cost of vehicles in the United States, lower net proceeds received in excess of book value on the disposal of used vehicles, a $6.3 million net increase in depreciation in our U.S, Canada, International and Puerto Rico car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles and the effects of foreign currency translation. Depreciation of revenue earning equipment for our equipment rental operations of $69.2 million in the three months ended June 30, 2007 increased by 6.1% from $65.2 million in the three months ended June 30, 2006 primarily due to an increase in the quantity of equipment operated, as well as lower net proceeds received in excess of book value on the disposal of used equipment.

Selling, general and administrative expenses of $180.3 million in the three months ended June 30, 2007 decreased by 8.6% from $197.3 million in the three months ended June 30, 2006. The decrease was primarily due to a decrease in administrative expenses. The decrease in administrative expenses was primarily due to foreign currency transaction losses of $15.0 million associated with our Euro-denominated debt in the three months ended June 30, 2006 and an unrealized gain on our Hertz International Ltd., or “HIL,” swaptions of $10.2 million, partly offset by an increase in stock-based employee compensation expense of $5.7 million, restructuring charges of $4.7 million and the effects of foreign currency translation.

Interest expense, net of interest income, of $191.6 million in the three months ended June 30, 2007 decreased by 9.8% from $212.4 million in the three months ended June 30, 2006, primarily due to the reversal of the ineffectiveness of our HVF swaps (defined below), originally recorded in the three months ended March 31, 2007, of $12.8 million and decreases in the weighted average debt outstanding and the weighted average interest rate.

Adjusted Pre-Tax Income (Loss)

Adjusted pre-tax income for our car rental segment of $153.1 million in the three months ended June 30, 2007 increased by 35.6% from $112.9 million in the three months ended June 30, 2006. The

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increase was primarily due to transaction day improvement and lower total expenses as a percentage of revenues. Adjusted pre-tax income for our equipment rental segment of $96.7 million in the three months ended June 30, 2007 increased by 10.0% from $87.9 million in the three months ended June 30, 2006. The increase was primarily due to increased rental revenue volumes and lower total expenses as a percentage of revenues. Adjusted pre-tax loss for “Corporate and other” of $92.6 million increased by 10.1% from a loss of $84.1 million in the three months ended June 30, 2006. The increase was primarily due to an increase in selling, general and administrative expenses, partly offset by a decrease in interest expense.

Provision for Taxes on Income and Minority Interest

The provision for taxes on income of $52.5 million in the three months ended June 30, 2007 increased by 47.9% from $35.4 million in the three months ended June 30, 2006, primarily due to the increase in income before taxes and minority interest, partly offset by a decreased 2007 full year effective tax rate and the establishment in the second quarter of 2006 of valuation allowances of $11.1 million relating to the realization of deferred tax assets in certain European countries. Based upon the factors noted above, the effective tax rate for the three months ended June 30, 2007 decreased to 36.7% from 61.7% (42.4% exclusive of the additional valuation allowances) in the three months ended June 30, 2006.

Minority interest of $4.8 million in the three months ended June 30, 2007 increased $0.7 million from $4.1 million in the three months ended June 30, 2006. The increase was primarily due to an increase in our majority-owned subsidiary Navigation Solutions LLC’s net income in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Net Income

We had net income of $85.7 million in the three months ended June 30, 2007, representing a $67.7 million increase from $18.0 million in the three months ended June 30, 2006. The increase in net income was primarily due to higher rental volume in our worldwide car and equipment rental operations, partly offset by higher fleet costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Effects of the Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the three months ended June 30, 2007 and 2006 (in millions of dollars):

	Three Months ended June 30,
	2007	2006
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$15.3	$15.3
Revenue earning equipment	4.2	0.9
Property and equipment	1.7	2.5
Accretion of revalued liabilities:
Discount on debt	1.4	2.1
Workers’ compensation and public liability and property damage	1.4	1.4
	$24.0	$22.2

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six Months ended June 30, 2007 Compared with Six Months ended June 30, 2006

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statement of operations for the six months ended June 30, 2007 and 2006 (in millions of dollars):

			Percentage of Revenues
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Car rental	$3,216.8	$2,992.3	78.5%	78.2%
Equipment rental	822.6	783.3	20.1	20.5
Other	57.8	51.6	1.4	1.3
Total revenues	4,097.2	3,827.2	100.0	100.0
Expenses:
Direct operating	2,279.0	2,207.4	55.6	57.7
Depreciation of revenue earning equipment	963.9	843.5	23.5	22.0
Selling, general and administrative	380.7	359.4	9.3	9.4
Interest, net of interest income	421.2	422.7	10.3	11.0
Total expenses	4,044.8	3,833.0	98.7	100.1
Income (loss) before income taxes and minority interest	52.4	(5.8)	1.3	(0.1)
Provision for taxes on income	(20.4)	(18.2)	(0.5)	(0.5)
Minority interest	(8.9)	(7.3)	(0.2)	(0.2)
Net income (loss)	$23.1	$(31.3)	0.6%	(0.8)%

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the six months ended or as of June 30, 2007 and 2006:

	Six Months Ended or as of June 30,
	2007	2006
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	14,307	13,733
Domestic	10,817	10,384
International	3,490	3,349
Worldwide transaction days (in thousands)(a)	61,756	58,944
Domestic	43,836	42,078
International	17,920	16,866
Worldwide rental rate revenue per transaction day(a)(b)	$44.43	$44.59
Domestic	$43.40	$43.78
International	$46.96	$46.61
Worldwide average number of company-operated cars during the period	448,200	420,500
Domestic	314,300	294,300
International	133,900	126,200
Adjusted pre-tax income (in millions of dollars)(a)(c)	$190.0	$130.4
Worldwide revenue earning equipment, net (in millions of dollars)	$9,219.1	$8,963.0
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$726.9	$688.6
Same store revenue growth(a)	3.1%	24.8%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,156.4	$2,880.8
Adjusted pre-tax income (in millions of dollars)(a)(c)	$162.3	$141.2
Revenue earning equipment, net (in millions of dollars)	$2,575.8	$2,466.8
Other Operating Data:
EBITDA (in millions of dollars)(a)(e)	$1,550.4	$1,383.4
Corporate EBITDA (in millions of dollars)(a)(e)	$608.9	$531.7

(a)            For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue, equipment rental same store revenue growth and a discussion of our use and presentation of EBITDA and Corporate EBITDA, see “Three Months ended June 30, 2007 Compared with Three Months ended June 30, 2006—Summary.”

(b)           The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2006 foreign exchange rates) for the six months ended June 30, 2007 and 2006 (in millions of dollars, except as noted):

	Six Months Ended June 30,
	2007	2006
Car rental revenue per statement of operations	$3,216.8	$2,992.3
Non-rental rate revenue	(457.2)	(415.6)
Foreign currency adjustment	(15.5)	51.9
Rental rate revenue	$2,744.1	$2,628.6
Transaction days (in thousands)	61,756	58,944
Rental rate revenue per transaction day (in whole dollars)	$44.43	$44.59

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(c)            The following table reconciles income (loss) before income taxes and minority interest by segment to adjusted pre-tax income (loss) by segment for the six months ended June 30, 2007 and 2006 (in millions of dollars):

	Six Months Ended June 30, 2007
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$128.7	$129.8	$(206.1)
Adjustments:
Purchase accounting(1)	16.0	28.8	0.9
Non-cash debt charges(2)	24.8	5.5	22.2
Unrealized gain on derivative(3)	—	—	(10.2)
Restructuring charges	34.4	3.0	11.9
Chief Executive Officer transition costs	—	—	3.2
Vacation accrual adjustment(4)	(13.9)	(4.8)	(0.9)
Adjusted pre-tax income (loss)	$190.0	$162.3	$(179.0)

	Six Months Ended June 30, 2006
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$78.3	$105.8	$(189.9)
Adjustments:
Purchase accounting(1)	11.4	29.6	1.1
Non-cash debt charges(2)	40.7	5.8	6.2
Mark-to-market Euro-denominated debt(5)	—	—	21.5
Gain on sale of swap derivative(6)	—	—	(6.6)
Chief Executive Officer transition costs	—	—	1.2
Adjusted pre-tax income (loss)	$130.4	$141.2	$(166.5)

(1)           Includes the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers’ compensation and public liability and property damages liabilities.

(2)           Non-cash debt charges represent the amortization of deferred financing costs and debt discount. For the six months ended June 30, 2007, also includes the write off of $16.1 million of unamortized debt costs associated with a debt modification.

(3)           During the six months ended June 30, 2007, includes unrealized gains on interest rate swaptions.

(4)           Represents a decrease in employee vacation accrual during the six months ended June 30, 2007, relating to a change in our U.S. vacation policy which provides for vacation entitlement to now be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

(5)           Represents unrealized losses on currency translation of Euro-denominated debt. On October 1, 2006, we designated this Euro-denominated debt as an effective net investment hedge of our Euro-denominated net investment in our foreign operations, as such we will no longer incur unrealized exchange transaction gains or losses in our consolidated statement of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(6)           During the three months ended December 31, 2006, an adjustment of $5.6 million was recorded to reduce this gain to $1.0 million. See Note 12 to the Notes to our audited annual consolidated financial statements included in our Form 10-K.

(d)           The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2006 foreign exchange rates) for the six months ended June 30, 2007 and 2006 (in millions of dollars):

	Six Months Ended June 30,
	2007	2006
Equipment rental revenue per statement of operations	$822.6	$783.3
Equipment sales and other revenue	(91.3)	(97.2)
Foreign currency adjustment	(4.4)	2.5
Rental and rental related revenue	$726.9	$688.6

(e)            For purposes of consistency, we have revised our calculation of Corporate EBITDA for 2006 so that the identified extraordinary, unusual or non-recurring gains or losses are consistent with those used in the calculations of certain other non-GAAP measures. The following table reconciles net income (loss) to EBITDA and Corporate EBITDA for the six months ended June 30, 2007 and 2006 (in millions of dollars):

	Six Months Ended June 30,
	2007	2006
Net income (loss)(1)	$23.1	$(31.3)
Depreciation and amortization(2)	1,085.7	973.8
Interest, net of interest income(3)	421.2	422.7
Provision for taxes on income	20.4	18.2
EBITDA(4)	1,550.4	1,383.4
Adjustments:
Car rental fleet interest	(188.2)	(196.3)
Car rental fleet depreciation	(822.8)	(716.6)
Non-cash expenses and charges(5)	36.6	64.9
Extraordinary, unusual or non-recurring gains or losses(6)	32.9	(5.4)
Sponsors’ fees	—	1.7
Corporate EBITDA	$608.9	$531.7

(1)           For the six months ended June 30, 2007 and 2006, net income (loss) includes corporate minority interest of $8.9 million and $7.3 million, respectively.

(2)           For the six months ended June 30, 2007 and 2006, depreciation and amortization was $905.4 million and $807.8 million, respectively, in our car rental segment and $177.1 million and $162.7 million, respectively, in our equipment rental segment.

(3)           For the six months ended June 30, 2007 and 2006, interest, net of interest income, was $193.2 million and $208.8 million, respectively, in our car rental segment and $69.6 million and $63.3 million, respectively, in our equipment rental segment.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(4)           The following table reconciles net cash provided by operating activities to EBITDA for the six months ended June 30, 2007 and 2006 (in millions of dollars):

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$2,204.7	$2,106.5
Amortization of debt costs and debt modification costs	(52.4)	(52.7)
Provision for losses on doubtful accounts	(6.3)	(9.2)
Unrealized gain (loss) on derivatives	10.0	(0.4)
Unrealized loss on mark-to-market of Euro-denominated debt	—	(21.5)
Gain on ineffectiveness of interest rate swaps	—	1.0
Stock-based employee compensation	(13.8)	(2.0)
Provision for public liability and property damage	(92.3)	(86.4)
Minority interest	(8.9)	(7.3)
Deferred taxes on income	(15.9)	(18.4)
Vacation accrual adjustment	19.6	—
Payments of public liability and property damage claims and expenses	87.1	95.0
Provision for taxes on income	20.4	18.2
Interest expense, net of interest income	421.2	422.7
Net changes in assets and liabilities	(1,023.0)	(1,062.1)
EBITDA	$1,550.4	$1,383.4

(5)           For the six months ended June 30, 2007 and 2006, non-cash expenses and charges were $24.1 million and $40.2 million, respectively, in our car rental segment and $1.7 million and $0.8 million, respectively, in our equipment rental segment.

As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Six Months Ended June 30,
	2007	2006
Corporate non-cash stock-based employee compensation charges	$13.8	$2.0
Non-cash amortization of debt costs included in car rental fleet interest	23.7	39.3
Non-cash charges for workers’ compensation	2.2	1.7
Corporate non-cash charges for public liability and property damage	5.1	—
Corporate non-cash charges for pension	1.7	—
Corporate unrealized losses on mark-to-market of Euro-denominated debt	—	21.5
Corporate unrealized (gain) loss on derivatives	(9.9)	0.4
Total	$36.6	$64.9

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(6)           As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Six Months Ended June 30,
	2007	2006
Restructuring charges	$49.3	$—
Chief Executive Officer transition costs	3.2	1.2
Gain of sale of swap derivative	—	(6.6)
Vacation accrual adjustment	(19.6)	—
Total	$32.9	$(5.4)

Revenues

Total revenues in the six months ended June 30, 2007 of $4,097.2 million increased by 7.1% from $3,827.2 million in the six months ended June 30, 2006.

Revenues from our car rental operations of $3,216.8 million in the six months ended June 30, 2007 increased by $224.5 million, or 7.5%, from $2,992.3 million in the six months ended June 30, 2006. The increase was primarily the result of a 4.8% increase in car rental volume worldwide, an increase in airport concession recovery fees and the effects of foreign currency translation of approximately $69.3 million.

Rental rate revenue per transaction day, or “RPD,” for worldwide car rental declined 0.4% from the six months ended June 30, 2006, as a 0.9% decline in U.S. RPD was partly offset by a 0.7% improvement in international RPD. The decline in U.S. RPD is a result of significant growth in the U.S. online leisure and off-airport markets. U.S. airport RPD was flat, reflecting the continued growth of online leisure rentals in our airport business. U.S. off-airport RPD declined 2.5%, reflecting the continued growth of longer length, lower RPD business, which has a lower cost profile. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle cost and lower transaction cost at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth.

Revenues from our equipment rental operations of $822.6 million in the six months ended June 30, 2007 increased by $39.3 million, or 5.0%, from $783.3 million in the six months ended June 30, 2006. The increase was due to higher rental volume and improved pricing worldwide and the effects of foreign currency translation of $8.0 million.

Revenues from all other sources of $57.8 million in the six months ended June 30, 2007 increased by $6.2 million, or 12.1%, from $51.6 million in the six months ended June 30, 2006, primarily due to the increase in car rental licensee revenue.

Expenses

Total expenses of $4,044.8 million in the six months ended June 30, 2007 increased by 5.5% from $3,833.0 million in the six months ended June 30, 2006, and total expenses as a percentage of revenues decreased to 98.7% in the six months ended June 30, 2007 compared with 100.1% in the six months ended June 30, 2006.

Direct operating expenses of $2,279.0 million for the six months ended June 30, 2007 increased by $71.6 million, or 3.2%, from $2,207.4 million for the six months ended June 30, 2006. The increase was the result of increases in fleet related expenses and other direct operating expenses, partly offset by a decrease in personnel related expenses.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fleet related expenses increased $23.1 million, or 4.6%. The majority of the increase related to the increase in worldwide rental volume and included increases in self-insurance of $13.4 million, gasoline costs of $4.8 million and the effects of foreign currency translation of approximately $15.1 million, partly offset by a decrease in vehicle damage and maintenance costs of $3.2 million.

Other direct operating expenses increased $51.3 million, or 5.7%. The increase includes restructuring charges of $24.9 million and increases related to the increase in worldwide rental volume including increases in concession fees in our car rental operations of $20.2 million and commissions of $11.3 million and the effects of foreign currency translation of approximately $19.7 million.

Personnel related expenses decreased $2.8 million, or 0.4%. The decrease primarily related to a decrease in employee vacation accrual resulting from a change in our U.S. vacation policy of which the portion relating to direct operating expense was $16.1 million, partly offset by the effects of foreign currency translation of approximately $14.1 million.

Depreciation of revenue earning equipment for our car rental operations of $822.8 million in the six months ended June 30, 2007 increased by 14.8% from $716.6 million in the six months ended June 30, 2006. The increase was primarily due to the higher cost of vehicles in the United States, lower net proceeds received in excess of book value on the disposal of used vehicles and a $11.4 million net increase in depreciation in our U.S, Canada, International and Puerto Rico car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles and the effects of foreign currency translation. Depreciation of revenue earning equipment for our equipment rental operations of $141.1 million in the six months ended June 30, 2007 increased by 11.2% from $126.9 million in the six months ended June 30, 2006 primarily due to an increase in the quantity of equipment operated, as well as lower net proceeds received in excess of book value on the disposal of used equipment.

Selling, general and administrative expenses of $380.7 million in the six months ended June 30, 2007 increased by 5.9% from $359.4 million in the six months ended June 30, 2006. The increase was primarily due to increases in administrative and advertising expenses and the effects of foreign currency translation. The increase in administrative expenses was primarily due to restructuring charges of $24.4 million, stock-based employee compensation expense of $11.8 million and an increase in consulting fees of $6.6 million, partly offset by foreign currency transaction losses of $21.5 million associated with our Euro-denominated debt in 2006 and an unrealized gain on our HIL swaptions of $10.0 million. Additionally, advertising expenses increased $5.7 million.

Interest expense, net of interest income, of $421.2 million in the six months ended June 30, 2007 decreased by 0.4% from $422.7 million in the six months ended June 30, 2006, primarily due to a decrease in the weighted average debt outstanding and an increase in interest income, mostly offset by an increase in the weighted average interest rate and the write off of $16.1 million of unamortized debt costs associated with a debt modification.

Adjusted Pre-Tax Income (Loss)

Adjusted pre-tax income for our car rental segment of $190.0 million in the six months ended June 30, 2007 increased by 45.7% from $130.4 million in the six months ended June 30, 2006. The increase was primarily due to transaction day improvement and lower total expenses as a percentage of revenues. Adjusted pre-tax income for our equipment rental segment of $162.3 million in the six months ended June 30, 2007 increased by 14.9% from $141.2 million in the six months ended June 30, 2006. The increase was primarily due to increased rental revenue volumes and lower total expenses as a percentage of revenues. Adjusted pre-tax loss for “Corporate and other” of

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$179.0 million increased by 7.5% from a loss of $166.5 million in the six months ended June 30, 2006. The increase was primarily due to an increase in selling, general and administrative expenses, partly offset by a decrease in interest expense.

Provision for Taxes on Income and Minority Interest

The provision for taxes on income of $20.4 million in the six months ended June 30, 2007 increased by 12.2% from $18.2 million in the six months ended June 30, 2006, primarily due the increase in income before taxes and minority interest, partly offset by a decreased 2007 full year effective tax rate and the establishment in the second quarter of 2006 of valuation allowances of $11.1 million relating to the realization of deferred tax assets in certain European countries. Based upon the factors noted above, the effective tax rate for the six months ended June 30, 2007 increased to 39.0% from (316.6)% [(123.4)% exclusive of the additional valuation allowances] in the six months ended June 30, 2006.

Minority interest of $8.9 million in the six months ended June 30, 2007 increased $1.6 million from $7.3 million in the six months ended June 30, 2006. The increase was primarily due to an increase in our majority-owned subsidiary Navigation Solutions LLC’s net income in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Net Income

We had net income of $23.1 million in the six months ended June 30, 2007, representing a $54.4 million increase from a net loss of $31.3 million in the six months ended June 30, 2006. The increase in net income was primarily due to higher rental volume in our worldwide car and equipment rental operations, partly offset by higher fleet costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Effects of the Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the six months ended June 30, 2007 and 2006 (in millions of dollars):

	Six months ended June 30,
	2007	2006
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$30.6	$30.6
Revenue earning equipment	8.5	2.8
Property and equipment	3.9	6.0
Accretion of revalued liabilities:
Discount on debt	3.7	4.2
Workers’ compensation and public liability and property damage	2.7	2.7
	$49.4	$46.3

Liquidity and Capital Resources

As of June 30, 2007, we had cash and equivalents of $401.1 million, a decrease of $270.7 million from December 31, 2006. As of June 30, 2007, we had $212.2 million of restricted cash to be used for the purchase of revenue earning vehicles and equipment under our like-kind exchange programs, the repayment of outstanding indebtedness under our fleet debt programs and to satisfy certain of our self-insurance regulatory reserve requirements.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the six months ended June 30, 2007 was $2,204.7 million, an increase of $98.2 million from the six months ended June 30, 2006. The increase was primarily due to a year-over-year increase in our accounts payable and depreciation of revenue earning equipment, partly offset by a year-over-year increase in receivables and decrease in accrued liabilities.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the six months ended June 30, 2007 was $2,577.9 million, a decrease of $94.2 million from the six months ended June 30, 2006. The decrease is primarily due to a decrease in revenue earning equipment expenditures and a decrease in restricted cash, partly offset by proceeds from the disposal of revenue earning equipment, which were lower than in the first half of 2006. For the six months ended June 30, 2007, our expenditures for revenue earning equipment were $7,150.8 million, partially offset by proceeds from the disposal of such equipment of $4,305.1 million. These assets are purchased by us in accordance with the terms of programs negotiated with car and equipment manufacturers.

For the six months ended June 30, 2007, our capital expenditures for property and non-revenue earning equipment were $97.3 million. For the six months ended June 30, 2007, we experienced a slightly increased level of net expenditures for revenue earning equipment and property and equipment compared to the six months ended June 30, 2006. This increase was primarily due to a decrease in disposal proceeds, partly offset by a decrease in expenditures. For 2007, we expect the level of net expenditures for revenue earning equipment to be lower than 2006 and the level of expenditures for property and non-revenue earning equipment to be similar to that of 2006. See “—Capital Expenditures” below.

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and heightened activity during the spring and summer. This is particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters of the year. These seasonal financing needs are funded by increasing the utilization of our bank credit facilities and the variable funding note portion of our U.S. Fleet Debt facilities. As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures.

As of June 30, 2007, we had approximately $12,452.5 million of total indebtedness outstanding. Cash paid for interest during the six months ended June 30, 2007, was $387.1 million, net of amounts capitalized.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see “Item 1A—Risk Factors” contained in our Form 10-K.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of the lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities, the fleet financing facility relating to our car

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

rental fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, our Belgian Revolving Credit Facility or our Canadian Fleet Financing Facility, all as described in more detail below. Substantially all of our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian HERC business) the Senior ABL Facility. None of these assets will be available to satisfy the claims of our general creditors.

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

Our “Senior ABL Facility” is a senior asset-based revolving loan facility entered into by Hertz and certain of its U.S. and of its Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,600 million (which was increased in February to $1,800 million). Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.”

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

Our “U.S. Fleet Debt” consists of approximately $4,300 million of asset-backed securities issued on the Closing Date by a special purpose entity wholly owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the “ABS Program.” An additional $600 million of previously issued asset-backed medium term notes, or “Pre-Acquisition ABS Notes,” having maturities from 2007 to 2009 remained outstanding under the ABS Program following the closing of the Transactions ($265 million of which have subsequently matured). We have also issued approximately $1,500 million of variable funding notes on the Closing Date in two series under these facilities, none of which were funded on the Closing Date.

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

Our “Fleet Financing Facility” is a credit agreement entered into by Hertz and its subsidiary, Puerto Ricancars, Inc., or “PR Cars,” in September 2006, which provides for a commitment of up to $275 million to finance the acquisition of Hertz’s and/or PR Cars fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands.

Our “Brazilian Credit Facility” consists of revolving and term credit facilities entered into by our Brazilian subsidiary in April 2007. The maximum amount that may be borrowed under this facility is R$130 million (or $67.6 million, calculated using exchange rates in effect on June 30, 2007) maturing in December 2010.

Our “Canadian Fleet Financing Facility” consists of an asset-backed borrowing facility to provide financing for our Canadian rental car fleet entered into in May 2007. The maximum amount which may be borrowed under this facility is CAN$400 million (or $376.3 million) maturing in May 2012.

Our “Belgian Revolving Credit Facility” consists of a revolving credit facility entered into by Hertz Belgium BVBA of up to €23.4 million (or $31.6 million) maturing in December 2010.

As of June 30, 2007, there were $35.9 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

On January 12, 2007, Hertz completed exchange offers for its outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

On February 9, 2007, Hertz entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that Hertz and its subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility. During the three months ended March 31, 2007, we recorded an expense of $13.9 million, in our consolidated statement of operations, in “Interest, net of interest income,” associated with the write off of debt costs in connection with the amendment of the Senior Term Facility. Additionally, in February 2007, we repaid a portion of the Senior Term Facility, bringing the maximum borrowing capacity down from $2,000 million to $1,400 million.

On February 15, 2007, Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries entered into an amendment to its Senior ABL Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior ABL Facility by up to 25 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) increasing the availability under the Senior ABL Facility from $1,600 million to $1,800 million; (iii) extending the term of the commitments under the Senior ABL Facility to February 15, 2012; (iv) increasing the amounts of certain other types of indebtedness that

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the borrowers and their subsidiaries may incur outside of the Senior ABL Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior ABL Facility. During the three months ended March 31, 2007, we recorded an expense of $2.2 million, in our consolidated statement of operations, in “Interest, net of interest income,” associated with the write off of debt costs in connection with the amendment of the Senior ABL Facility.

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

On April 4, 2007, our Brazilian subsidiary entered into the Brazilian Credit Facility, an agreement amending and restating its credit facility (which was originally under the International Fleet Debt facility) to, among other things, increase the facility to R$130 million (or $67.6 million) consisting of an R$70 million (or $36.4 million) term loan facility and an R$60 million (or $31.2 million) revolving credit facility. This facility will mature on December 21, 2010.

On May 30, 2007, a Canadian subsidiary, Hertz Canada Limited, and certain of its subsidiaries, entered into a Note Purchase Agreement with CARE Trust, a special purpose commercial paper conduit administered by Bank of Montreal, and certain related agreements and transactions, in order to establish the Canadian Fleet Financing Facility, an asset-backed borrowing facility to provide financing for our Canadian rental car fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $376.3 million). The new facility has a term of five years.

On June 21, 2007, our Belgian subsidiary, Hertz Belgium BVBA, entered into the Belgian Revolving Credit Facility, a secured revolving credit facility for up to €23.4 million (or $31.6 million) maturing in December 2010. The new facility refinanced the Belgian portion of the International Fleet Debt facilities.

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

The obligations of Hertz Belgium BVBA under the Belgian Revolving Credit Facility are guaranteed by HIL.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of June 30, 2007, we were in compliance with all of these financial covenants.

Derivatives

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, Hertz Vehicle Financing LLC, or “HVF,” entered into certain interest rate swap agreements, or the “HVF Swaps,” effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 25, 2011. Under these agreements, HVF pays monthly interest at a

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the swap from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the swaps, which range from 2 to 4 years. For the three months ended March 31, 2007, we recorded an expense of $12.8 million in our consolidated statement of operations, in “Interest, net of interest income,” associated with the ineffectiveness of the HVF Swaps. The ineffectiveness resulted from a decline in the value of the swaps due to the decreasing forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the swaps. However, during the three months ended June 30, 2007, forward interest rates increased steadily, resulting in a higher fair value of the swaps, which more than offset the decline related to the diminishing time value component, resulting in the reversal of the $12.8 million of expense previously recognized. As of June 30, 2007, the fair value of the HVF Swaps was $68.9 million, which is reflected in the condensed consolidated balance sheet in “Prepaid expenses and other assets.”

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed in 2007 prior to their scheduled expiration date of March 15, 2007, at a cost of €1.8 million, and now expire on September 5, 2007. As of June 30, 2007, the fair value of the swaptions was €10.5 million (or $14.1 million), which is reflected in our condensed consolidated balance sheet in “Prepaid expenses and other assets.” During the three and six months ended June 30, 2007, the fair value adjustment related to these swaptions was a gain of $10.2 million and $9.9 million, respectively, which was recorded in our consolidated statement of operations in “Selling, general and administrative” expenses.

Credit Facilities

As of June 30, 2007, the following credit facilities were available for the use of Hertz and its subsidiaries:

•       The Senior Term Facility had approximately $3.5 million available under the letter of credit facility.

•       The Senior ABL Facility had the foreign currency equivalent of approximately $1,649.8 million of remaining capacity, all of which was available under the borrowing base limitation and $181.9 million of which was available under the letter of credit facility sublimit.

•       The U.S. Fleet Debt had approximately $930.0 million of remaining capacity and $38.0 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

•       The International Fleet Debt facilities had the foreign currency equivalent of approximately $981.6 million of remaining capacity and $193.5 million available under the borrowing base limitation.

•       The Fleet Financing Facility had approximately $95.0 million of remaining capacity and $7.5 million available under the borrowing base limitation.

•       The Brazilian Credit Facility had the foreign currency equivalent of approximately $10.3 million of remaining capacity and $0.5 million available under the borrowing base limitation.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•       The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $152.9 million of remaining capacity and no amounts available under the borrowing base limitation.

•       The Belgian Revolving Credit Facility had the foreign currency equivalent of approximately $7.3 million of remaining capacity, all of which was available under the borrowing base limitation.

As of June 30, 2007, substantially all of our assets are pledged under one or more of the facilities noted above.

Other Factors

Goodwill and Other Intangible Assets Following the Acquisition

We have recognized a significant amount of goodwill and other intangible assets in connection with the Acquisition. We perform an impairment analysis with respect to our goodwill and indefinite-lived intangible assets at least annually, or more frequently if changes in circumstances indicate that the carrying amount of the goodwill or other intangible assets may not be recoverable. If we identify an impairment in goodwill or other intangible assets we may be required to take a charge that could negatively impact our future earnings. For 2007, we conducted the required annual goodwill and indefinite-lived intangible asset impairment analysis in the second quarter and determined that there was no impairment.

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

Capital Expenditures

The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2007 and 2006 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2007
First Quarter	$3,333.2	$(2,243.2)	$1,090.0	$37.6	$(9.4)	$28.2
Second Quarter	3,817.6	(2,061.9)	1,755.7	59.7	(15.0)	44.7
Total	$7,150.8	$(4,305.1)	$2,845.7	$97.3	$(24.4)	$72.9
2006
First Quarter	$3,862.1	$(2,591.3)	$1,270.8	$64.7	$(19.8)	$44.9
Second Quarter	3,678.2	(2,308.2)	1,370.0	65.9	(8.7)	57.2
Third Quarter	1,814.5	(2,099.0)	(284.5)	50.5	(19.3)	31.2
Fourth Quarter	2,066.1	(2,556.5)	(490.4)	42.8	(16.3)	26.5
Total Year	$11,420.9	$(9,555.0)	$1,865.9	$223.9	$(64.1)	$159.8

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue earning equipment expenditures in our car rental operations were $6,794.8 million and $6,940.1 million for the six months ended June 30, 2007 and 2006, respectively. Revenue earning equipment expenditures in our equipment rental operations were $356.0 million and $600.2 million for the six months ended June 30, 2007 and 2006, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the six months ended June 30, 2007 decreased by 2.1% and 40.7%, respectively, compared to the six months ended June 30, 2006. The decrease in our car rental operations revenue earning equipment expenditures is due to the change in the mix of purchases made during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The decrease in our equipment rental operations revenue earning equipment expenditures is primarily due to slowing non-residential construction growth and aging of our rental fleet during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Property and equipment expenditures in our car rental operations were $68.8 million and $95.3 million for the six months ended June 30, 2007 and 2006, respectively. Property and equipment expenditures in our equipment rental operations were $27.4 million and $34.1 million for the six months ended June 30, 2007 and 2006, respectively. Property and equipment expenditures in our “corporate and other” activities were $1.1 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.

Property and equipment expenditures in our car rental and equipment rental operations and in “corporate and other” for the six months ended June 30, 2007 decreased by 27.8%, 19.6% and 8.3%, respectively, compared to the six months ended June 30, 2006.

For the six months ended June 30, 2007, we experienced a level of net expenditures for revenue earning equipment and property and equipment slightly higher than our net expenditures in the six months ended June 30, 2006. This increase was due to a decrease in disposal proceeds, partly offset by a decrease in expenditures.

Off-Balance Sheet Commitments

As of June 30, 2007 and December 31, 2006, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of June 30, 2007 and December 31, 2006, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in “Accrued liabilities” were $3.4 million and $3.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management” in our Form 10-K.

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures see Note 13 to the Notes to our audited annual consolidated financial statements included in our Form 10-K.

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

In connection with the remaining €7.6 million untendered balance of our Euro-denominated medium term notes, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006. The notes and related interest rate swap agreements matured on July 16, 2007. The purpose of this interest rate swap was to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro-denominated medium term notes.

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

See Note 7 to the Notes to our condensed consolidated financial statements included in this Report and Notes 3, 13 and 16 to the Notes to our audited annual consolidated financial statements included in our Form 10-K.

We have a significant amount of debt (including under our U.S. and International Fleet Debt facilities, the Belgian Revolving Credit Facility, the Brazilian Credit Facility, the Canadian Fleet Financing Facility, the Senior ABL Facility and Senior Term Facility) with variable rates of interest based generally on LIBOR, EURIBOR or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of June 30, 2007, our net interest expense would increase by an estimated $17.0 million over a twelve-month period.

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt facilities to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option’s counterparty. Premiums paid for options

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

outstanding as of June 30, 2007 were approximately $0.4 million and we limit counterparties to financial institutions that have strong credit ratings.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations.

In connection with the Transactions, we issued €225 million of unhedged Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our foreign operations. For the three and six months ended June 30, 2006, we incurred unrealized exchange transaction losses of $15.0 million and $21.5 million, respectively, resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in “Selling, general and administrative” expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of June 30, 2007, $11.2 million of losses, which are net of taxes of $7.4 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our condensed consolidated balance sheet in “Accumulated other comprehensive income.”

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Like-Kind Exchange Program

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred “like-kind exchanges” pursuant to section 1031 of the Internal Revenue Code. The program has resulted in a material deferral of federal and state income taxes for fiscal 2006 and for the six months ended June 30, 2007. A like-kind exchange program for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form. In addition, the benefit of deferral is subject to recapture, if, for example, there were a material downsizing of our fleet.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our consolidated financial statements included in our Form 10-K. Based on present assumptions, 2007 worldwide pre-tax pension expense is expected to be approximately $35.8 million, which is an increase of $0.2 million from 2006. The increase in expense compared to 2006 and the settlement charges recognized in the first quarter of 2007 have been largely offset by a curtailment gain of $5.1 million recognized in the second quarter of 2007. To the extent that there are layoffs affecting a significant

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

number of employees covered by any pension plan worldwide, 2007 expense could vary significantly because of further charges or credits.

We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, no discretionary contributions were made to our U.S. qualified plan in the year ended December 31, 2006 and a $28.0 million discretionary contribution was made to our U.S. qualified plan for the year ended December 31, 2005. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010. For the year ended December 31, 2006, we contributed $28.8 million to our worldwide pension plans, including a discretionary contribution of $15.6 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. For the six months ended June 30, 2007, we contributed $16.0 million to our funded worldwide pension plans and benefit payments made through unfunded plans.

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

ITEM 3.                 Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risks.”

ITEM 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                 Legal Proceedings

The following describes a new legal proceeding which was not described in our Form 10-K for the fiscal year ended December 31, 2006:

On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiff asserts violations of the Telephone Consumer Protection Act, 47 U.S.C. Section 227, and common law conversion and the plaintiff is seeking damages and costs of suit. On June 6, 2007, we removed this action to the United States District Court for the District of Kansas.

The following recent developments pertaining to legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2006 are furnished on a supplemental basis:

On July 24, 2007, the court granted our motion to dismiss in Marlena Guerra, Individually and on behalf of all other similarly situated persons, v. The Hertz Corporation and ordered the plaintiff’s complaint be dismissed with prejudice.

In The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc., Enterprise and Crawford filed a motion to dismiss in April 2007 and Hertz and TSD filed opposition papers in May 2007.

Aside from the above mentioned, there were no material changes in the legal proceedings described in our Form 10-K and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.        Risk Factors

There is no material change in the information reported under “Item 1A—Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 6.                 Exhibits

(a)   Exhibits:

Exhibit Number	Description
10.1	Separation Agreement and General Release of All Claims, dated as of August 2, 2007 between Hertz Global Holdings, Inc., The Hertz Corporation and Paul Siracusa
12	Computation of Consolidated Ratio of Earnings to Fixed Charges for the six months ended June 30, 2007 and 2006
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 13, 2007, relating to Financial Information
31.1- 31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1- 32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

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

THE HERTZ CORPORATION
(Registrant)
Date: August 13, 2007	By:	/s/ PAUL J. SIRACUSA
Paul J. Siracusa
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement and General Release of All Claims, dated as of August 2, 2007 between Hertz Global Holdings, Inc., The Hertz Corporation and Paul Siracusa
12	Computation of Consolidated Ratio of Earnings to Fixed Charges for the six months ended June 30, 2007 and 2006
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 13, 2007, relating to Financial Information
31.1- 31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1- 32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

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