Form 10-K
period 2007-12-31
HERTZ CORP
filed 2008-03-06
CIK 47129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-07541

THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3530539 (I.R.S. Employer Identification Number)
225 Brae Boulevard Park Ridge, New Jersey 07656-0713 (201) 307-2000 (Address, including ZIP Code, and telephone number, including area code, of registrant's principal executive offices)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

The Registrant meets the conditions as set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format as permitted.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

No voting or non-voting common equity of the registrant was held by non-affiliates of the registrant as of June 30, 2007. As of March 6, 2008, all of the common stock of the registrant is owned by its affiliate, Hertz Investors, Inc. As of March 6, 2008, 100 shares of the registrant's common stock (par value $0.01) were outstanding.

Documents incorporated by reference: None

THE HERTZ CORPORATION AND SUBSIDIARIES

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K, or "Annual Report," (i) "we," "us" and "our" mean The Hertz Corporation and its consolidated subsidiaries, (ii) "Hertz Holdings" means Hertz Global Holdings, Inc., our top-level holding company, (iii) "Hertz," or the "Company," means The Hertz Corporation, our primary operating company and a direct wholly-owned subsidiary of Hertz Investors, Inc., which is wholly-owned by Hertz Holdings, (iv) "HERC" means Hertz Equipment Rental Corporation, our wholly-owned equipment rental subsidiary, together with our various other wholly-owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (v) "cars" means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "program cars" means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers, (vii) "non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk, (viii) "equipment" means industrial, construction and material handling equipment, (ix) "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization and (x) "Corporate EBITDA" means "EBITDA" as that term is defined under our senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully described in the agreements governing our senior credit facilities.

On December 21, 2005, or the "Closing Date," an indirect, wholly-owned subsidiary of Hertz Holdings acquired all of our common stock from Ford Holdings LLC, or "Ford Holdings," pursuant to a Stock Purchase Agreement, dated as of September 12, 2005, among Ford Motor Company, or "Ford," Ford Holdings and Hertz Holdings (previously known as CCMG Holdings, Inc.). As a result of this transaction, investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity, or, collectively, the "Sponsors," owned over 99% of the common stock of Hertz Holdings. Following the initial public offering and a secondary public offering of the common stock of Hertz Holdings in November 2006 and June 2007, respectively, these funds currently own approximately 55% of the common stock of Hertz Holdings. We refer to the acquisition of all of Hertz's common stock as the "Acquisition." We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the "Transactions." The "Successor period ended December 31, 2005" refers to the 11-day period from December 21, 2005 to December 31, 2005 and the "Predecessor period ended December 20, 2005" refers to the period from January 1, 2005 to December 20, 2005. The term "Successor" refers to us following the Acquisition and the term "Predecessor" refers to us prior to the Closing Date.

Certain financial information in this Annual Report for the Predecessor period ended December 20, 2005 and Successor period ended December 31, 2005 has been presented on a combined basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for a discussion of the presentation of our results for the year ended December 31, 2005 on a combined basis.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this report under "Item 1—Business," "Item 3—Legal Proceedings" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning our liquidity and capital resources, include "forward-looking statements." You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. You should understand the risks and uncertainties discussed in "Item 1A—Risk Factors" and elsewhere in this Annual Report, could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

  •
  our operations;

  •
  economic performance;

  •
  financial condition;

  •
  management forecasts;

  •
  efficiencies;

  •
  cost savings and opportunities to increase productivity and profitability;

  •
  income and margins;

  •
  liquidity and availability to us of additional or continued sources of financing for our revenue earning equipment and financial instability of insurance companies providing financial guarantees for asset-backed securities;

  •
  anticipated growth;

  •
  economies of scale;

  •
  the economy;

  •
  future economic performance;

  •
  our ability to maintain profitability during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

  •
  fuel costs;

  •
  future acquisitions and dispositions;

  •
  litigation;

  •
  potential and contingent liabilities;

  •
  management's plans;

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

PART I

ITEM 1.    BUSINESS

Our Company

We own what we believe is the largest worldwide general use car rental brand and one of the largest equipment rental businesses in the United States and Canada combined, both based on revenues. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. In our car rental business segment, we and our independent licensees and associates accept reservations for car rentals at approximately 8,000 locations in approximately 145 countries. We are the only car rental company that has an extensive network of company-operated rental locations both in the United States and in all major European markets. We maintain the leading airport car rental brand market share, by overall reported revenues, in the United States and at the 69 major airports in Europe where we have company-operated locations and data regarding car rental concessionaire activity is available. We believe that we also maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. In our equipment rental business segment, we rent equipment through 376 branches in the United States, Canada, France and Spain, as well as through our international licensees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We have a diversified revenue base and a highly variable cost structure and are able to dynamically manage fleet capacity, the most significant determinant of our costs. This has helped us to earn a pre-tax profit in each year since our incorporation in 1967. Our revenues have grown at a compound annual growth rate of 7.3% over the last 20 years, with year-over-year growth in 18 of those 20 years.

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

The Acquisition

On December 21, 2005, investment funds associated with or designated by the Sponsors, through wholly-owned subsidiary of Hertz Holdings acquired all of our common stock from a subsidiary of Ford in the Acquisition, for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million. To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, the Sponsors used:

  •
  equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

  •
  net proceeds from a private placement by CCMG Acquisition Corporation, a wholly-owned subsidiary of Hertz Holdings, of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the "Senior Dollar Notes" and $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the "Senior Subordinated Notes" and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the "Senior Euro Notes." In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger. CCMG Acquisition Corporation had no operations prior to the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the "Senior Notes."

  •
  aggregate borrowings of approximately $1,707 million by us under a new senior term facility, or the "Senior Term Facility," which consists of (a) a maximum borrowing capacity of $2,000 million (which was decreased in February 2007 to $1,400 million), which included a delayed draw facility of $293 million (which was utilized during 2006) and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million. On May 15, 2006, Hertz borrowed approximately $84.9 million under the delayed draw term loan of the Senior Term Facility, or the "Delayed Draw Term Loan," and used the proceeds thereof to repay its 6.5% Senior Notes due 2006. Hertz borrowed the remaining portion of the Delayed Draw Term Loan on July 10, 2006, and applied the proceeds thereof to repay borrowings outstanding under the asset based revolving loan facility described below;

  •
  aggregate borrowings of approximately $400 million by Hertz and one of its Canadian subsidiaries under a new senior asset-based revolving loan facility, or the "Senior ABL Facility," with a maximum borrowing capacity of $1,600 million (which was increased in February 2007 to $1,800 million). We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities;"

  •
  aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly-owned by us of asset-backed securities backed by our U.S. car rental fleet, or the "U.S. Fleet Debt," all of which were issued under our existing asset-backed notes program, or the "ABS Program"; under which an additional $600 million of previously issued pre-Acquisition asset-backed securities having maturities from 2007 to 2009, or the "pre-Acquisition ABS Notes," remain outstanding, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the Closing Date;

  •
  aggregate borrowings of the foreign currency equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case at December 31, 2005), subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries, (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities (together with certain capital lease obligations) are referred to collectively as the "International Fleet Debt;" and

  •
  our cash on hand in an aggregate amount of approximately $6.1 million.

In connection with the Acquisition and related transactions, we also refinanced our existing indebtedness in an aggregate principal amount of $8,346 million, through the following transactions, which was repaid as follows:

  •
  the repurchase of approximately $3,700 million in aggregate principal amount of existing senior notes having maturities from May 2006 to January 2028, of which additional notes in the aggregate principal amount of approximately $803.3 million remained outstanding following the Transactions;

  •
  the repurchase of approximately €192.4 million (or approximately $230.0 million, calculated as of December 31, 2005) in aggregate principal amount of existing Euro Medium Term Notes with a maturity of July 2007, of which additional medium term notes in the aggregate principal amount of approximately €7.6 million, or the "Euro Medium Term Notes," remained outstanding following the Transactions;

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

Initial and Secondary Public Offering

In November 2006, Hertz Holdings completed the initial public offering of 88,235,000 shares of its common stock at a per share price of $15.00, with proceeds to Hertz Holdings before underwriting discounts and offering expenses of approximately $1.3 billion. The proceeds were used to repay borrowings that were outstanding under a $1.0 billion loan facility entered into by Hertz Holdings, or the "Hertz Holdings Loan Facility," and to pay related transaction fees and expenses. The Hertz Holdings Loan Facility was used primarily to pay a special cash dividend of $4.32 per share to the common stockholders of Hertz Holdings on June 30, 2006. The proceeds of the offering were also used to pay special cash dividends of $1.12 per share on November 21, 2006 to stockholders of record of Hertz Holdings immediately prior to its initial public offering.

In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock at a per share price of $22.25. Hertz Holdings did not receive any of the proceeds from this offering. Hertz Holdings paid approximately $2.0 million in expenses relating to the offering, excluding underwriting discounts and commissions of the selling stockholders, pursuant to a registration rights agreement it had entered into at the time of the Acquisition. Immediately following the secondary public offering, the Sponsors' ownership percentage in Hertz Holdings decreased to approximately 55%.

Our Markets

We operate in the global car rental industry and in the equipment rental industry, primarily in the United States.

Worldwide Car Rental

We believe that the global car rental industry exceeds $30 billion in annual revenues. According to a 2007 report appearing in Auto Rental News, car rental revenues in the United States are estimated to be approximately $22 billion in 2007 and have grown at a 5.1% compound annual growth rate since 1990, including 5.5% growth in 2007. We believe car rental revenues in Western Europe account for over $12.5 billion in annual revenues, with the airport portion of the industry comprising approximately 40% of the total. Within Europe, the largest markets are Germany, France and the United Kingdom. We believe total rental revenues for the car rental industry in Europe in 2006 were approximately $10 billion in the nine countries—France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Switzerland, Belgium and Luxembourg—where we have company-operated rental locations and over $2.5 billion in eight other countries—Greece, Ireland, Portugal, Sweden, Norway, Denmark, Austria and Finland—where our brand is present through our licensees.

We estimate that rentals by airline travelers at or near airports, or "airport rentals," accounted for approximately one-half of the total market in the United States. This portion of the market is significantly influenced by developments in the travel industry and particularly in airline passenger traffic, or "enplanements." The Federal Aviation Administration, or "FAA," projected in the first half of 2007 that domestic enplanements will grow at an average annual rate of 3.4% from 2007 to 2020, consistent with long-term historical trends. We believe car rentals in Western Europe account for over $12.5 billion in annual revenues, with the airport portion of the industry comprising approximately 40% of the total. The International Air Transport Association, or "IATA," projected in December 2007 that annual international enplanements would grow 3.5% in 2008.

The off-airport portion of the industry has rental volume primarily driven by local business use, leisure travel and the replacement of cars being repaired. Because Europe has generally demonstrated a lower historical reliance on air travel, the European off-airport car rental market is significantly more developed than it is in the United States. However, we believe that in recent years, industry revenues from off-airport car rentals in the United States have grown faster than revenues from airport rentals.

Equipment Rental

We estimate the size of the U.S. equipment rental industry, which is highly fragmented with few national competitors and many regional and local operators, to be approximately $38 billion in annual revenues for 2007, but the part of the rental industry dealing with equipment of the type HERC rents is somewhat smaller than that. We believe that the industry grew at a 10.2% compound annual growth rate between 1991 and 2007. Other market data indicates that the equipment rental industries in France and Spain generate roughly $5 billion and $2 billion in annual revenues, respectively, although the portions of those markets in which HERC competes are smaller.

The equipment rental industry serves a broad range of customers from small local contractors to large industrial national accounts and encompasses a wide range of rental equipment from small tools to heavy earthmoving equipment. The industry has undergone a strong recovery following the industrial recession and downturn in non-residential construction spending between 2001 and 2003. We believe, U.S. non-residential construction spending grew at an annual rate of 3% in 2007 but is projected to decrease at an annual rate of 2% in 2008. We also believe, based on an article in Rental Equipment Register published on February 1, 2006, that rental equipment accounted for approximately 30% to 40% of all equipment sold into the U.S. construction industry in 2005, up from approximately 5% to 10% in 1991. In addition, we believe that the trend toward rental instead of ownership of equipment in the U.S. construction industry will continue and that as much as 50% of the equipment used in the industry could be rental equipment within the next ten years.

Our Business Segments

Our business consists of two segments, car rental and equipment rental. In addition, "corporate and other" includes general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities, such as third-party claim management services.

Car Rental: Our "company-operated" rental locations are those through which we, or an agent of ours, rent cars that we own or lease. We maintain a substantial network of company-operated car rental locations both in the United States and internationally, and what we believe to be the largest number of company-operated airport car rental locations in the world, enabling us to provide consistent quality and service worldwide. For the year ended December 31, 2007, we derived approximately 69% of our worldwide car rental revenues from airport locations. Our licensees and associates also operate rental locations in over 140 countries and jurisdictions, including most of the countries in which we have company-operated rental locations.

Equipment Rental: On the basis of total revenues, we believe HERC is the one of the largest equipment rental companies in the United States and Canada combined and in France and Spain. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, generators, pumps, small tools, compaction equipment and construction-related trucks. HERC also derives revenues from the sale of new equipment and consumables.

Set forth below are charts showing revenues and operating income, by segment, and revenues by geographic area, all for the year ended December 31, 2007 and revenue earning equipment at net book value, as of December 31, 2007 (the majority of our international operations are in Europe). See Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Revenues by Segment for Year Ended December 31, 2007(1) $8.7 billion	Operating Income by Segment for Year Ended December 31, 2007(2) $1.4 billion

Revenues by Geographic Area for Year Ended December 31, 2007 $8.7 billion	Revenue Earning Equipment, net book value as of December 31, 2007 $10.3 billion

(1)
Car rental segment revenue includes fees and certain cost reimbursements from licensees. See Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

(2)
Operating income represents income before income taxes, minority interest and interest expense. The above chart excludes an operating loss of $95.6 million attributable to our "Corporate and Other" activities.

For further information on our business segments, including financial information for the years ended December 31, 2007, 2006 and 2005, see Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Worldwide Car Rental

Operations

We rent a wide variety of makes and models of cars, nearly all of which are the current or previous year's models. We generally accept reservations only for a class of vehicles, although we accept reservations for specific makes and models of vehicles in our Prestige Collection luxury rental program, our Fun Collection experiential rental program, our Green Collection environmentally friendly rental program and a limited number of models in high-volume, leisure-oriented destinations. We rent cars on an hourly (in select markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary at different locations depending on local market conditions and other competitive and cost factors. While cars are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to car rentals and licensee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, Hertz NeverLost navigation systems and satellite radio services.

We have company-operated rental locations both in the United States and internationally. The international car rental operations that generated the highest volumes of business from our company-operated locations for the year ended December 31, 2007 were, in descending order of revenues, those conducted in France, Germany, Italy, the United Kingdom, Australia, Spain and Canada. We also have company-operated rental locations in the Netherlands, Switzerland, Brazil, New Zealand, Puerto Rico, Belgium, Luxembourg and the U.S. Virgin Islands.

As of December 31, 2007, we had approximately 1,900 staffed rental locations in the United States, of which approximately one-fourth were airport locations and three-fourths were off-airport locations, and we regularly rent cars from approximately 1,100 other locations that are not staffed. As of December 31, 2007, we had approximately 1,200 staffed rental locations internationally, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rent cars from approximately 100 other locations that are not staffed. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, fleet utilization, yield management, competitive pricing and ability to offer one-way rentals.

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

The terms of our concessions typically do not forbid, and in a few instances actually require, us to seek reimbursement from customers of concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. The number of car rental concessions available at airports varies considerably, but, except at small, regional airports, it is rarely less than four. At Orlando International Airport, where we do not have a car rental concession, we operate an airport rental location at a facility located near the airport's premises and pick up and drop off our customers at the airport under a permit from the airport's operator. Certain of our concession agreements require the consent of the airport's operator in connection with changes in ownership of us. We sought those consents that were required in connection with the initial public offering of Hertz Holdings' common stock, except where not obtaining them would not, in our view, have had a material adverse effect on our consolidated financial position or results of operations. See "Item 1A—Risk Factors—Risks Related to Our Business—We face risks related to changes in our ownership."

The Hertz brand is one of the most recognized brands in the world. It has been listed in Business Week's "100 Most Valuable Global Brands" every year that it was eligible for inclusion in the study since the study's inception in 2001. The Hertz brand has been the only travel company brand to appear in the study. Moreover, our customer surveys indicate that in, the United States, Hertz is the car rental brand most associated with the highest quality service. This is consistent with numerous published best-in class car rental awards that we have won, both in the United States and internationally, over many years. We have sought to support our reputation for quality and customer service in car rental through a variety of innovative service offerings, such as our customer loyalty program (Hertz #1 Club), our global expedited rental program (Hertz #1 Club Gold), our one-way rental program (Rent-it-Here/Leave-it-There), our national-scale luxury rental program (Prestige Collection), our national-scale experiential rental program (Hertz Fun Collection), our environmentally friendly rental program (Green Collection) and our in-car navigational services (Hertz NeverLost). We intend to maintain our position as a premier company through an intense focus on service, quality and product innovation.

In 2007, we introduced Simply Wheelz by Hertz, a new company under the Hertz brand which offers leisure travelers faster, easier and more affordable access to popular rental cars. Simply Wheelz offers an easy-to-use website for reservations and self-service rental machines to rent and return vehicles. Simply Wheelz is currently accepting reservations in our Orlando, Florida and Alicante and Malaga, Spain locations.

In the United States, the Hertz brand had the highest market share, by revenues, in 2006 and in the first eight months of 2007 at the approximately 180 largest airports where we operated. Out of the approximately 160 major European airports at which we have company-operated rental locations, data regarding car rental concessionaire activity for the year ended December 31, 2006 was available at 69 of these airports. Based upon this data, we believe that we were the largest airport car rental company, measured by aggregate airport rental revenues during that period, at those 69 airports taken together. In the United States, we intend to maintain or expand our market share in the airport rental business. For a further description of our competitors, market share and competitive position see "—Competition" below.

At our major airport rental locations, as well as at some smaller airport and off-airport locations, customers participating in our Hertz #1 Club Gold program are able to rent vehicles in an expedited manner. In the United States, participants in Hertz #1 Club Gold often bypass the rental counter entirely and proceed directly to their vehicles upon arrival at our facility. For the year ended December 31, 2007, rentals by Hertz #1 Club Gold members accounted for approximately 41% of our worldwide rental transactions. We believe the Hertz #1 Club Gold program provides a significant competitive advantage to us, particularly among frequent travelers, and we have, through travel industry relationships, targeted such travelers for participation in the program.

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

When compared to our airport rental locations, an off-airport rental location typically services the same variety of customers, uses smaller rental facilities with fewer employees, conducts pick-up and delivery services and deals with replacement renters using specialized systems and processes. In addition, on average, off-airport locations generate fewer transactions per period than airport locations. At the same time, though, our airport and off-airport rental locations employ common car fleets, are supervised by common country, regional and local area management, use many common systems and rely on common maintenance and administrative centers. Moreover, airport and off-airport locations, excluding replacement rentals, benefit from many common marketing activities and have many of the same customers. As a consequence, we regard both types of locations as aspects of a single, unitary, car rental business.

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

In the three years ended December 31, 2007, we increased the number of our off-airport rental locations in the United States by approximately 27% to approximately 1,580 locations. In 2008 and subsequent years, our strategy may include selected openings of new off-airport locations, the disciplined evaluation of existing locations and pursuit of same-store sales growth. We anticipate that same-store sales growth would be driven by our traditional leisure and business traveler customers and by increasing penetration of the insurance replacement market, of which we currently have a low market share. In the United States during the year ended December 31, 2007, approximately one-third of our rental revenues at off-airport locations were related to replacement rentals. We believe that if we successfully pursue our strategy of profitable off-airport growth, the proportion of replacement rental revenues will increase. As we move forward, our determination of whether to continue to expand our U.S. off-airport network will be based upon a combination of factors, including the concentration of target insurance company policy holders, car dealerships, auto body shops and other clusters of retail, commercial activity and potential profitability. We also intend to increase the number of our staffed off-airport rental locations internationally on the basis of similar criteria.

In addition to renting cars, in Germany we also rent trucks of eight tons and over, including truck tractors. This truck rental fleet consists of approximately 3,700 vehicles, which have either been acquired under repurchase programs similar to those under which we purchase program cars, or are under operating leases. We believe we are a market leader in heavy truck rental in Germany. Also, we are engaged in the car leasing business in Brazil and Australia. Our truck rental activities in Germany and our car leasing activities in Brazil and Australia are treated as part of our international car rental business in our consolidated financial statements.

Our worldwide car rental segment generated $6,920.6 million in revenues and $468.6 million in income before income taxes and minority interest during the year ended December 31, 2007.

We may also, from time to time, pursue profitable growth within our car rental business by pursuing opportunistic acquisitions, which may be significant, that would expand our global car rental business.

Customers and Business Mix

We categorize our car rental business based on two primary criteria—the purpose for which customers rent from us (business or leisure) and the type of location from which they rent (airport or off-airport). The table below sets forth, for the year ended December 31, 2007, the percentages of rental revenues and rental transactions in our U.S. and international operations derived from business and leisure rentals and from airport and off-airport rentals.

	Year ended December 31, 2007
	U.S.		International
	Revenues	Transactions	Revenues	Transactions
Type of Car Rental
By Customer:
Business	46%	50%	49%	52%
Leisure	54	50	51	48

	100%	100%	100%	100%

By Location:
Airport	77%	79%	54%	58%
Off-airport	23	21	46	42

	100%	100%	100%	100%

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

Off-airport rentals typically involve people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports. This category also includes people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies because their cars have been damaged. In order to attract these renters, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. While we estimate our share of the insurance replacement rental market was approximately 8% of the estimated rental revenue volume for the year ended December 31, 2007, we have identified 215 insurance companies, ranging from local or regional carriers to large, national companies, as our target insurance replacement market. As of December 31, 2007, we were a preferred or recognized supplier of approximately 150 of these 215 insurance companies. Although Enterprise Rent-A-Car Company, or "Enterprise," currently has the largest share of the insurance replacement market, we believe that many of these companies are receptive to our replacement rental offerings and prefer to have at least two national rental car suppliers. Enterprise has asserted that certain systems we use to conduct insurance replacement rentals infringe on its patent rights, and we have sued Enterprise to establish our continued right to use these systems. See "Item 1A—Risk Factors—Risks Related to Our Business—Claims that the software products and information systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services, which could adversely affect our results of operations."

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

With rare exceptions, individuals renting cars from us are personally obligated to pay all amounts due under their rental agreements. They typically pay us with a charge, credit or debit card issued by a third party, although certain customers use a Hertz charge account that we have established for them, usually as part of an agreement between us and their employer. For the year ended December 31, 2007, all amounts charged to Hertz charge accounts established in the United States and by our international subsidiaries, were billed directly to a company or other organization or were guaranteed by a company. We also issue rental vouchers and certificates that may be used to pay rental charges, mostly for prepaid and tour-related rentals. In addition, where the law requires us to do so, we rent cars on a cash basis.

In the United States for the year ended December 31, 2007, 86% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 8% came from customers using Hertz charge accounts, 5% came from customers using rental vouchers or another method of payment and 1% came from cash transactions. In our international operations for the year ended December 31, 2007, 53% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 27% came from customers using Hertz charge accounts, 18% came from customers using rental vouchers or another method of payment and 2% came from cash transactions. For the year ended December 31, 2007, bad debt expense represented 0.1% of car rental revenues for our U.S. operations and 0.3% of car rental revenues for our international operations.

Reservations

When customers reserve cars for rental from us and our licensees, they may seek to do so through travel agents or third-party travel websites. In many of those cases, the travel agent or website will utilize a third-party operated computerized reservation system, also known as a global distribution system, or "GDS," to contact us and make the reservation. There are currently four principal GDSs, two of which are now under common ownership, and we have contracts with all of them providing that we will process reservation requests made through the GDSs. Historically, GDSs were owned and operated by airlines and were subject to extensive regulation along with their airline owners. In recent years, however, airlines have greatly reduced their ownership interests in GDSs and the level of regulation to which GDSs are subject has substantially decreased.

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

For the year ended December 31, 2007, approximately 32% of the worldwide reservations we accepted came through travel agents using GDSs, while 27% came through phone calls to our reservations centers, 27% through our websites, 8% through third-party websites and 6% through local booking sources.

Fleet

We believe we are one of the largest private sector purchasers of new cars in the world. During the year ended December 31, 2007, we also purchased approximately 6,500 used cars that were similar to other cars in our rental fleet. During the year ended December 31, 2007, we operated a peak rental fleet in the United States of approximately 338,800 cars and a combined peak rental fleet in our international operations of approximately 174,300 cars, in each case exclusive of our licensees' fleet. During the year ended December 31, 2007, our approximate average holding period for a rental car was 11 months in the United States and nine months in our international operations.

Over the five years ended December 31, 2007, we have acquired, subject to availability, approximately 67% of our cars pursuant to various fleet repurchase or guaranteed depreciation programs established by automobile manufacturers. For the year ended December 31, 2007, program cars as a percentage of all cars purchased by our U.S. operations were 42% and as a percentage of all cars purchased by our international operations were approximately 65%, or 50% when calculated on an aggregate worldwide basis. Under these programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on either a predetermined percentage of original car cost and the month in which the car is returned or the original capitalized cost less a set daily depreciation amount. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. These repurchase and guaranteed depreciation programs limit our residual risk with respect to cars purchased under the programs and allow us to determine depreciation expense in advance. For this reason, cars purchased by car rental companies under repurchase and guaranteed depreciation programs are sometimes referred to by industry participants as "program" cars. Conversely, those cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk are sometimes referred to as "non-program" cars.

The percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs has substantially decreased due primarily to changes in the overall terms offered by automobile manufacturers under repurchase programs. Accordingly, we bear increased risk relating to the residual market value and the related depreciation on our car rental fleet and must use different rotational techniques to accommodate our seasonal peak demand for cars.

Over the five years ended December 31, 2007, approximately 40% of the cars acquired by us for our U.S. car rental fleet, and approximately 31% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2007, approximately 24% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 25% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries. The percentage of the fleet which we purchase from Ford has declined as we try to further diversify our fleet to meet customer demands and minimize overall costs. See "—Relationship with Ford" and Note 14 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." Historically, we have also purchased a significant percentage of our car rental fleet from General Motors Corporation, or "General Motors." Over the five years ended December 31, 2007, approximately 22% of the cars acquired by us for our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the year ended December 31, 2007, approximately 27% of the cars acquired by our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the year ended December 31, 2007, approximately 13% of the cars we acquired, on a worldwide basis, were manufactured by Toyota.

Purchases of cars are financed through cash from operations and by active and ongoing global borrowing programs. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

We dispose of non-program cars, as well as program cars that have for any reason become ineligible for manufacturer repurchase or guaranteed depreciation programs, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and dealers and, to a lesser extent and primarily in the United States, sales at retail through a network of eight company-operated car sales locations dedicated exclusively to the sale of used cars from our rental fleet. During the year ended December 31, 2007, of the cars that were not repurchased by manufacturers, we sold approximately 90% at auction or on a wholesale basis, while 4% were sold at retail and 6% through other channels.

Licensees

We believe that our extensive worldwide ownership of car rental operations contributes to the consistency of our high-quality service, cost control, fleet utilization, yield management, competitive pricing and our ability to offer one-way rentals. However, in certain predominantly smaller U.S. and international markets, we have found it more efficient to utilize independent licensees, which rent cars that they own. Our licensees operate locations in over 140 countries, including most of the countries where we have company-operated locations. As of December 31, 2007, we owned 96% of all the cars in the combined company-owned and licensee-owned fleets in the United States.

We believe that our licensee arrangements are important to our business because they enable us to offer expanded national and international service and a broader one-way rental program. Licenses are issued principally by our wholly-owned subsidiaries, Hertz System, Inc., or "System," and Hertz International, Ltd., or "HIL," under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many foreign countries.

Licensees generally pay fees based on a percentage of their revenues or the number of cars they operate. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensees, and we do not have any investment interest in the licensees or their fleets. System licensees share in the cost of our U.S. advertising program, reservations system, sales force and certain other services. Our European and other international licensees also share in the cost of our reservations system, sales force and certain other services. In return, licensees are provided the use of the Hertz brand name, management and administrative assistance and training, reservations through our reservations channels, the Hertz #1 Club and #1 Club Gold programs, our "Rent-it-Here/Leave-it-There" one-way rental program and other services. In addition to car rental, certain licensees outside the United States engage in car leasing, chauffeur-driven rentals and renting camper vans under the Hertz name.

System licensees ordinarily are limited as to transferability without our consent and are terminable by us only for cause or after a fixed term. Licensees in the United States may generally terminate for any reason on 90 days' notice. In Europe and certain other international jurisdictions, licensees typically do not have early termination rights. Initial license fees or the price for the sale to a licensee of a company-owned location may be payable over a term of several years. We continue to issue new licenses and, from time to time, purchase licensee businesses.

During the year ended December 31, 2007, we added 48 locations by acquiring former franchisees of our domestic and international car rental operations. These acquisitions give us greater control over our growth both in the United States and internationally and an expanded array of services across the Hertz network. See Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Competition

In the United States, our principal car rental industry competitors are Avis Budget Group, Inc., or "ABG," which currently operates the Avis and Budget brands, Enterprise, which operates the National Car Rental, Alamo and Enterprise brands, and Dollar Thrifty Automotive Group, Inc., or "DTG," which operates the Dollar and Thrifty brands.

The following table lists our estimated market share, and the estimated market shares of our principal competitors and their licensees, at the approximately 180 largest U.S. airports at which we have company-operated locations, determined on the basis of revenues reported to the airports' operators on which concession or off-airport permit fees are determined for the indicated periods. Complete market share data is not available for any date later than for the eight months ended August 31, 2007.

	Eight Months Ended August 31,	Years ended December 31,
	2007	2006	2005	2004	2003	2002	2001
Brand Name
Hertz	27.9%	28.5%	29.2%	29.6%	29.0%	29.2%	29.5%
Avis	19.9	19.8	20.2	20.2	21.2	22.3	21.6
Budget	10.4	10.3	10.5	10.2	10.4	10.8	11.8

ABG Brands(1)	30.3	30.1	30.7	30.4	31.6	33.1	33.4
National/Alamo(2)	19.4	19.7	19.4	19.8	20.8	21.8	25.4
Enterprise	8.2	7.7	7.0	6.0	5.0	3.9	2.0

Enterprise Brands	27.6	27.4	26.4	25.8	25.8	25.7	27.4
Dollar	7.2	7.1	7.1	7.7	7.4	7.2	7.1
Thrifty	4.4	4.4	4.3	4.5	4.4	3.2	1.8

DTG Brands	11.6	11.5	11.4	12.2	11.8	10.4	8.9
Other	2.6	2.5	2.3	2.0	1.8	1.6	0.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
ABG acquired all of the outstanding shares of Avis Group Holdings, Inc. on March 1, 2001 and acquired substantially all of the domestic assets of the vehicle rental business of Budget Group, Inc. on November 22, 2002.

(2)
National and Alamo were purchased by Enterprise in August 2007.

The U.S. off-airport rental market has historically been dominated by Enterprise. We now have a significant presence in the off-airport market, and ABG's brands also are present. Many smaller companies also operate in the airport and off-airport rental markets.

In Europe, in addition to us, the principal pan-European participants in the car rental industry are Avis Europe plc (which is not an affiliate of ABG but is operating under a license from ABG), which operates the Avis and Budget brands, and Europcar, which was acquired from Volkswagen AG by Eurazeo in 2006. Europcar also operates the National Car Rental and Alamo brands in the United Kingdom and Germany, and through franchises in Spain, Italy and France. In certain European countries, there are also other companies and brands with substantial market shares, including Sixt AG (operating the Sixt brand) and Enterprise (operating the Enterprise brand) in the United Kingdom, Ireland and Germany. In 2006, Europcar acquired the European business of Vanguard Car Rental Holdings LLC, or "Vanguard," (which previously operated the National and Alamo brands) and entered into an agreement relating to a trans-Atlantic alliance with Vanguard. In every European country, there are also national, regional or other, smaller companies operating in the airport and off-airport rentals markets. Apart from Enterprise-branded operations, all of which Enterprise owns, the other major car rental brands are present in European car rental markets through a combination of company-operated and franchisee- or licensee-operated locations.

Competition among car rental industry participants is intense and frequently takes the form of price competition. For the year ended December 31, 2007, based on publicly available information, we believe some U.S. car rental brands experienced transaction day growth and rental rate revenue per transaction day, or "RPD," increases compared to comparable prior periods. For the year ended December 31, 2007, we experienced a low to mid single digit volume increase versus 2006 in the United States, while

RPD was down less than one percentage point. During the year ended December 31, 2007, we experienced mid to high single digit volume growth in our European operations and our car rental RPD was above the level of our RPD during the year ended December 31, 2006.

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

Equipment Rental

Operations

We, through HERC, operate an equipment rental business in the United States, Canada, France and Spain. On the basis of total revenues, we believe HERC is one of the largest equipment rental companies in the United States and Canada combined and in France and Spain. HERC has operated in the United States since 1965.

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

As of December 31, 2007, HERC operated 376 equipment rental branches, of which 248 were in 41 states within the United States, 34 were in Canada, 84 were in France and 10 were in Spain. HERC's rental locations generally are situated in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The typical location is approximately three acres in size, though smaller in Europe, and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conform to the specifications of the HERC prototype branch, which stresses efficiency, safety and environmental compliance. Most branches have stand-alone maintenance and fueling facilities and showrooms.

During the years ended December 31, 2006 and 2007, HERC added eight and six U.S. locations, respectively, two and one new Canadian location(s), respectively, and seven and seven locations in Europe, respectively. HERC expects to add over 30 additional locations worldwide in 2008. In connection with its U.S. expansion, we expect HERC will incur non-fleet start-up costs of approximately $0.7 million per location and additional fleet acquisition costs, including costs to transport equipment from one branch to another, over an initial twelve-month period of approximately $2 to $4 million per location. In its European expansion, we expect HERC will incur lower start-up costs per location as compared with the United States.

Starting in 2004, HERC began to broaden its equipment line in the United States and Canada to include more equipment with an acquisition cost of under $10,000 per unit, ranging from air compressors and generators to small tools and accessories, in order to supply customers who are local contractors with a greater proportion of their overall equipment rental needs. As of December 31, 2007, these activities, referred to as "general rental activities," were conducted at approximately 49% of HERC's U.S. and Canadian rental locations. Before it begins to conduct general rental activities at a location, HERC typically renovates the location to make it more appealing to walk-in customers and adds staff and equipment in anticipation of subsequent demand.

Our worldwide equipment rental segment generated $1,755.9 million in revenues and $308.5 million in income before income taxes and minority interest during the year ended December 31, 2007.

Customers

HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as construction, petrochemical, automobile manufacturing, railroad, power generation and shipbuilding. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business and somewhat reduces the seasonality of HERC's revenues and its dependence on construction cycles. HERC primarily targets customers in medium to large metropolitan markets. For the year ended December 31, 2007, no customer of HERC accounted for more than 2.0% of HERC's rental revenues. Of HERC's combined U.S. and Canadian rental revenues for the year ended December 31, 2007, roughly half were derived from customers operating in the construction industry (the majority of which were in the non-residential sector), while the remaining revenues were derived from rentals to industrial, governmental and other types of customers.

Unlike in our car rental business, where we enter into rental agreements with the people who will operate the cars being rented, HERC ordinarily enters into a rental agreement with the legal entity—typically a company, governmental body or other organization—seeking to rent HERC's equipment. Moreover, unlike in our car rental business, where our cars are normally picked up and dropped off by customers at our rental locations, HERC delivers much of its rental equipment to its customers' job sites and retrieves the equipment from the job sites when the rentals conclude. Finally, unlike in our car rental business, HERC extends credit terms to many of its customers to pay for rentals. Thus, for the year ended December 31, 2007, 94% of HERC's revenues came from customers who were invoiced by HERC for rental charges, while 5% came from customers paying with third-party charge, credit or debit cards and 1% came from customers who paid with cash or used another method of payment. For the year ended December 31, 2007, bad debt expense represented 0.3% of HERC revenues.

Fleet

HERC acquires its equipment from a variety of manufacturers. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. The per-unit acquisition cost of units of rental equipment in HERC's fleet vary from over $200,000 to under $100. As of December 31, 2007, the average per-unit acquisition cost (excluding small equipment purchased for less than $5,000 per unit) for HERC's fleet in the United States was approximately $35,000. As of December 31, 2007, the average age of HERC's rental fleet in the United States was 29 months. We believe that this fleet is one of the youngest fleets in the industry. Having a younger fleet reduces maintenance expenses, which generally escalate as equipment ages. As of December 31, 2007, the average age of HERC's international rental fleet was 30 months in Canada and 27 months in France and Spain, which we believe is roughly comparable to or younger than the average ages of the fleets of HERC's principal competitors in those countries.

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

Competition

HERC's competitors in the equipment rental industry range from other large national companies to small regional and local businesses. In each of the four countries where HERC operates, the equipment rental industry is highly fragmented, with large numbers of companies operating on a regional or local scale. The number of industry participants operating on a national scale is, however, much smaller. HERC is one of the principal national-scale industry participants in each of the four countries where it operates. HERC's operations in the United States represented approximately 73% of our worldwide equipment rental revenues during the year ended December 31, 2007. In the United States and Canada, the other top five national-scale industry participants are United Rentals, Inc., or "URI," RSC Equipment Rental, Inc., or "RSC," Sunbelt Rentals, Home Depot Rentals and NES Rentals. A number of individual Caterpillar dealers also participate in the equipment rental market in the United States, Canada, France and Spain. In France, the other principal national-scale industry participants are Loxam and Kiloutou, while in Spain, the other principal national-scale industry participants are GAM and Euroloc.

Competition in the equipment rental industry is intense, and it often takes the form of price competition. HERC's competitors, some of which may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that HERC matches downward competitor pricing, it could have an adverse impact on our results of operations. To the extent that HERC is not willing to match competitor pricing, it could also have an adverse impact on our results of operations due to lower rental volume. From 2001 to 2003, the equipment rental industry experienced downward pricing trends, measured by the rental rates charged by rental companies. For the years ended December 31, 2004, 2005 and 2006, we believe industry pricing, measured in the same way, improved in the United States and Canada and only started to improve towards the end of 2005 in France and Spain. For the year ended December 31, 2007, based on publicly available information, we believe the U.S. equipment rental industry experienced downward pricing, measured by the rental rates charged by rental companies. HERC experienced higher equipment rental volumes and pricing worldwide for the years ended December 31, 2005, 2006 and 2007, with pricing increases in 2007 attributable to higher price activity in Canada and Europe offsetting lower price activity in the U.S. We believe that HERC's competitive success has been primarily the product of its 40 years of experience in the equipment rental industry, its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet, the quality of its sales force and its established national accounts program.

Other Operations

Our wholly-owned subsidiary, Hertz Claim Management Corporation, or "HCM," provides claim administration services to us and, to a lesser extent, to third parties. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. HCM conducts business at eight regional offices in the United States. Separate subsidiaries of ours conduct similar operations in eight countries in Europe.

Seasonality

Car rental and equipment rental are seasonal businesses, with decreased levels of business in the winter months and heightened activity during spring and summer. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. See "Item 1A—Risk Factors—Risks Related to Our Business—Our business is highly seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations." The following tables set forth this seasonal effect by providing quarterly revenues and operating income for each of the quarters in the year ended December 31, 2007.

Revenues	Operating Income
(In Millions of Dollars)	(In Millions of Dollars)

Employees

As of December 31, 2007, we employed approximately 29,350 persons, consisting of 20,550 persons in our U.S. operations and 8,800 persons in our international operations. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and a defined contribution plan. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 7,400 employees in the United States (including those in the U.S. territories) are presently in effect under 144 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 1,960 of these employees will expire during 2008. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruptions.

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

On January 5, 2007 and February 28, 2007, we announced job reductions affecting a total of approximately 1,550 employees primarily in our U.S. car rental operations, with much smaller reductions occurring in U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, Oklahoma, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand. On June 1, 2007, we announced another initiative to further improve our operational efficiency through targeted reductions affecting approximately 480 positions in our U.S. car and equipment rental operations, as well as positions in our U.S. service center in Oklahoma City, Oklahoma. During 2007, we began to implement cost reducing initiatives in our European operations, and we expect to continue implementation of these measures in 2008. During the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions relating to real estate facilities management and construction, procurement and information technology. Substantially all of the selected functions in these areas will be transitioned to the third-party service providers which will result in a decrease in headcount by the end of the third quarter of 2008. We plan to announce, as plans are finalized, other efficiency initiatives during 2008. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

Risk Management

Three types of generally insurable risks arise in our operations:

  •
  legal liability arising from the operation of our cars and on-road equipment (vehicle liability);

  •
  legal liability to members of the public and employees from other causes (general liability/workers' compensation); and

  •
  risk of property damage and/or business interruption and/or increased cost of working as a consequence of property damage.

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

In many cases we self-insure our risks or reinsure risks through wholly-owned insurance subsidiaries. We mitigate our exposure to large liability losses by maintaining excess insurance coverage, subject to deductibles and caps, through unaffiliated carriers with respect to our domestic operations and our car rental operations in Europe. For our international operations outside Europe and for HERC's operations in Europe, we maintain some liability insurance coverage with unaffiliated carriers. We also maintain property insurance through our captive insurer, Probus Insurance Company Europe Limited, or "Probus" (with the risk reinsured with unaffiliated insurance carriers) domestically and in Europe, subject to deductibles.

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

For our car rental operations in Europe, we have established two wholly-owned insurance subsidiaries, Probus, a direct writer of insurance domiciled in Ireland, and Hertz International RE Limited, or "HIRE," a reinsurer organized in Ireland. In European countries with company-operated locations, we purchased from Probus the vehicle liability insurance required by law, and Probus reinsured the risks under such insurance with HIRE through December 31, 2006. Effective January 1, 2007 reinsurance is provided by another subsidiary of ours. Thus, as with our domestic operations, we bear economic responsibility for vehicle liability in our European car rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside Europe and for HERC's operations in Europe, we maintain some form of vehicle liability insurance coverage. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

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

To mitigate our exposure to large vehicle and general liability losses domestically and in our car rental operations in Europe, we maintain excess insurance coverage with unaffiliated insurance carriers against such losses to the extent they exceed $10 million per occurrence (for occurrences in Europe before December 15, 2003, to the extent such losses exceeded $5 million per occurrence). The coverage provided under such excess insurance policies is limited to $200 million for the current policy year, which began on December 21, 2007 and ends on December 21, 2008 (for occurrences between December 21, 2005 and December 21, 2007, the limit is $100 million; between December 15, 2005 and December 21, 2005, the limit is $235 million; between December 15, 2004 and December 14, 2005, $185 million; and between December 15, 2003 and December 14, 2004, $150 million). For our international operations outside Europe and for HERC's operations in Europe, we also maintain liability insurance coverage with unaffiliated carriers in such amounts as we deem adequate in light of the respective potential hazards, where such insurance is obtainable on commercially reasonable terms.

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

In both our domestic car rental operations and our company-operated international car rental operations in many countries, we offer optional products providing insurance coverage, or "PAI/PEC" coverage, to the renter and the renter's immediate family members traveling with the renter for accidental death or accidental medical expenses arising during the rental period or for damage or loss of their property during the rental period. PAI/PEC coverage is provided under insurance policies issued by unaffiliated carriers or, in some parts of Europe, by Probus, and the risks under such policies either are reinsured with HIRE or another subsidiary of ours or are the subject of indemnification arrangements between us and the carriers. Rental customers' purchases of PAI/PEC coverage create additional risk exposures for us, since we would not typically be liable for the risks insured by PAI/PEC coverage if that coverage had not been purchased.

Our offering of LIS and PAI/PEC coverage in our domestic car rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of PAI/PEC coverage historically has not been regulated; however, in some countries of the European Union, the regulatory environment for insurance intermediaries is rapidly evolving, and we cannot assure you either that we will be able to continue offering PAI/PEC coverage without substantial changes in its offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. Due to a change in law in Australia, we have discontinued the sales of insurance products there.

Provisions on our books for self-insured vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2007, this liability was estimated at $343.0 million for our combined domestic and international operations.

Damage to Our Property

We bear the risk of damage to our property, unless such risk is transferred through insurance or contractual arrangements.

To mitigate our risk of large, single-site property damage losses in the United States and in Europe, we maintain property insurance in the United States with unaffiliated insurance carriers (with a per-occurrence deductible of $10 million) and utilize our insurer, Probus (with the risk reinsured with unaffiliated insurance carriers), with a per-occurrence deductible of $2.5 million in respect of vehicle damage, and $50,000 in respect of all other losses, in Europe. For our international operations outside Europe, we also maintain property insurance coverage with unaffiliated carriers in such amounts as we deem adequate in light of the respective hazards, where such insurance is available on commercially reasonable terms.

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

Other Risks

To manage other risks associated with our businesses, or to comply with applicable law, we purchase other types of insurance carried by business organizations, such as worker's compensation and employer's liability (for which we, through contracts with insurers domestically, bear the risk of the first $5 million of loss from any occurrence), commercial crime and fidelity, performance bonds and directors' and officers' liability insurance from unaffiliated insurance companies in amounts deemed by us to be adequate in light of the respective hazards, where such coverage is obtainable on commercially reasonable terms.

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

We utilize tanks worldwide, approximately 605 of which are underground and approximately 1,975 of which are aboveground, to store petroleum products, and we believe our tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. Our compliance program for our tanks is intended to ensure that (i) the tanks are properly registered with the state or other jurisdiction in which the tanks are located and (ii) the tanks have been either replaced or upgraded to meet applicable leak detection and spill, overfill and corrosion protection requirements.

We are also incurring and providing for expenses for the investigation and cleanup of contamination from the discharge of petroleum substances at, or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of December 31, 2007 and December 31, 2006, the aggregate amounts accrued for environmental liabilities reflected in our consolidated balance sheet in "Other accrued liabilities" were $2.7 million and $3.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the nature of the contamination, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

Changes in Regulation

Changes in government regulation of our business have the potential to alter our business practices, or our profitability, materially. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Several U.S. State Attorneys General have taken the position that car rental companies either may not pass through to customers, by means of separate charges, expenses such as vehicle licensing and concession fees or may do so only in certain limited circumstances. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy and data security and rate regulation, each as described under "Item 1A—Risk Factors—Risks Related to Our Business—Changes in the U.S. and foreign legal and regulatory environment that impact our operations, including laws and regulations relating to the insurance products we sell, customer privacy, data security, insurance rates and expenses we pass through to customers by means of separate charges, could disrupt our business, increase our expenses or otherwise could have a material adverse effect on our results of operations."

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

Relationship with Ford

Prior to the Acquisition, Ford, through its wholly-owned subsidiary Ford Holdings, was our only stockholder. As a result of the Acquisition, Hertz Holdings indirectly owns all of our outstanding common stock. As a result of Hertz Holdings' initial public offering in 2006 and the June 2007 registered secondary offering, investment funds associated with or designated by the Sponsors currently own approximately 55% of Hertz Holdings' outstanding common stock.

Set forth below are descriptions of certain agreements, relationships and transactions between us and Ford that survived the completion of the Acquisition.

Supply and Advertising Arrangements

On July 5, 2005, we, one of our wholly-owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expiring August 31, 2010, that covers the 2005 through 2010 vehicle model years.

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

The advertising contributions paid by Ford for the 2007 vehicle model year were lower than the advertising contributions we received from Ford for the 2006 model year due to a decrease in the number of Ford Vehicles acquired, partly offset by a slight increase in the per car contribution. We expect that contributions in future years will be below levels for the 2007 model year based upon anticipated reductions in the number of Ford Vehicles to be acquired. We do not expect that the reductions in Ford's advertising contributions will have a material adverse effect on our results of operations.

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

Available Information

We file annual, quarterly and current reports and other information with the United States Securities and Exchange Commission, or the "SEC." You may read and copy any documents that we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports and other information about issuers that file electronically with the SEC, including Hertz and Hertz Holdings. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) indirectly through our Internet website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

We estimate that approximately 69% of our worldwide car rental revenues during the year ended December 31, 2007 were generated at our airport rental locations. Significant capacity reductions or airfare increases (e.g., due to an increase in fuel costs) could result in reduced air travel and have a material adverse effect on our results of operations. In addition, any event that disrupts or reduces business or leisure air travel could have a material adverse effect on our results of operations. In particular, deterioration in the economic condition of U.S. and international airlines could exacerbate reductions in air travel. Other events that impact air travel could include work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events. For example, shortly before the September 11, 2001 terrorist attacks, we estimated that we would earn a pre-tax profit of approximately $250 million in 2001; by contrast, our actual pre-tax profit for 2001 was only approximately $3 million, and we continued to feel the adverse effects of the attacks well into the following year. On a smaller scale, the 2003 outbreak of Severe Acute Respiratory Syndrome, or "SARS," in the Toronto, Canada area and parts of Asia, significantly reduced our 2003 results of operations in Canada.

Our business is highly seasonal, and a disruption in rental activity during our peak season could materially adversely affect our results of operations.

Certain significant components of our expenses, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information systems and minimum staffing costs, are fixed in the short-run. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. The second and third quarters of the year have historically been our strongest quarters due to their increased levels of leisure travel and construction activity. In 2007, the second and third quarters accounted for approximately 25% and 28% of total revenues and 37% and 66% of income before income taxes and minority interest, respectively. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity and/or results of operations. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We may not be successful in our business strategy to expand into the off-airport rental market, including marketing to replacement renters and insurance companies that reimburse or pay for such rentals.

We have been increasing our presence in the off-airport car rental market in the United States. We intend to pursue profitable growth opportunities in the off-airport market. We expect to do this through a combination of selected new location openings, a disciplined evaluation of existing locations and the pursuit of same-store sales growth. In order to increase revenues at our existing and any new off-airport locations, we will need to successfully market to insurance companies and other companies that provide rental referrals to those needing cars while their vehicles are being repaired or are temporarily unavailable for other reasons, as well as to the renters themselves. This could involve a significant number of additional off-airport locations or strategic changes with respect to our existing locations. We incur minimal non-fleet costs in opening our new off-airport locations, but new off-airport locations, once opened, take time to generate their full potential revenues. As a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation. See "Item 1—Business—Worldwide Car Rental—Operations." The full results of this strategy and the success of our execution of this strategy will not be known for a number of years. If we are unable to grow profitably in our off-airport network, properly react to changes in market conditions or successfully market to replacement renters and the insurance companies covering the cost of their rentals, our financial condition, results of operations and cash flows could be materially adversely affected.

We face risks of increased costs of cars and of decreased profitability, including as a result of limited supplies of competitively priced cars.

We believe we are one of the largest private sector purchasers of new cars in the world for our rental fleet, and during the year ended December 31, 2007, our approximate average holding period for a rental car was 11 months in the United States and nine months in our international car rental operations. In recent years, the average cost of new cars has increased. In the United States, 2007 model year program vehicle depreciation costs rose approximately 15% and per-car depreciation costs for 2007 model year U.S. non-program cars declined. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we have purchased as non-program cars and other actions we have taken to mitigate program car cost increases, our net per-car depreciation costs for 2007 model year cars in the United States have increased by less than 3% from our net per-car depreciation costs for 2006 model year U.S. cars. We expect 2008 model year vehicle depreciation costs in the United States to increase between 2% to 4%. We may not be able to offset these car cost increases to a degree sufficient to maintain our profitability.

Historically, we have purchased more of the cars we rent from Ford than from any other automobile manufacturer. Over the five years ended December 31, 2007, approximately 40% of the cars acquired by us for our U.S. car rental fleet, and approximately 31% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2007, approximately 24% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 25% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries. Under our Master Supply and Advertising Agreement with Ford, Ford has agreed to develop fleet offerings in the United States that are generally competitive with terms and conditions of similar offerings by other automobile manufacturers. The Master Supply and Advertising Agreement expires in 2010. See "Item 1—Business—Relationship with Ford—Supply and Advertising Arrangements." We cannot assure you that we will be able to extend the Master Supply and Advertising Agreement beyond its current term or enter into similar agreements at reasonable terms. In the future, we expect to buy a smaller proportion of our car rental fleet from Ford than we have in the past. If Ford does not offer us competitive terms and conditions, and we are not able to purchase sufficient quantities of cars from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase cars at higher prices, or on terms less competitive, than for cars purchased by our competitors. Historically, we have also purchased a significant percentage of our car rental fleet from General Motors. Over the five years ended December 31, 2007, approximately 22% of the cars acquired by us for our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the year ended December 31, 2007, approximately 27% of the cars acquired by our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors.

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

For the year ended December 31, 2007, approximately 50% of the cars purchased in our combined U.S. and international car rental fleet were subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. These repurchase and guaranteed depreciation programs limit the risk to us that the market value of a car at the time of its disposition will be less than its estimated residual value at such time. We refer to this risk as "residual risk."

Repurchase and guaranteed depreciation programs enable us to determine our depreciation expense in advance. This predictability is useful to us, since depreciation is a significant cost factor in our operations. Repurchase and guaranteed depreciation programs are also useful in managing our seasonal peak demand for fleet, because some of them permit us to acquire cars and dispose of them after relatively short periods of time. A trade-off we face when we purchase program cars is that we typically pay the manufacturer of a program car more than we would pay to buy the same car as a non-program car. Program cars thus involve a larger initial investment than their risk counterparts. If a program car is damaged or otherwise becomes ineligible for return or sale under the relevant program, our loss upon the disposition of the car will be larger than if the car had been a non-program car, because our initial investment in the car was larger.

The percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs has substantially decreased due primarily to changes in the overall terms offered by automobile manufacturers under repurchase programs. Accordingly, we are now bearing increased risk relating to the residual market value and the related depreciation on our car rental fleet and must use different rotational techniques to accommodate our seasonal peak demand for cars.

Repurchase and guaranteed depreciation programs generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility has been reduced as the percentage of program cars in our car rental fleet has decreased materially. See "Item 1—Business—Worldwide Car Rental—Fleet" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

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

In the past several years, Ford and General Motors, which are the principal suppliers of cars to us on both a program and non-program basis, have experienced deterioration in their operating results and significant declines in their credit ratings. A severe or persistent decline in the results of operations or financial condition of a manufacturer of cars that we own could reduce the cars' residual values, particularly to the extent that the manufacturer unexpectedly announced the eventual elimination of its models or nameplates or ceased manufacturing them altogether. Such a reduction could cause us to sustain a loss on the ultimate sale of non-program cars, on which we bear the risk of such declines in residual value, or require us to depreciate those cars on a more rapid basis while we own them.

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

Any default or reorganization of a manufacturer that has sold us program cars might also leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value. For the year ended December 31, 2007, outstanding month-end receivables for cars sold to manufacturers were as much as $954 million, with the highest amount for a single manufacturer being $195 million owed by General Motors. A decline in the economic and business prospects of car manufacturers, including any economic distress impacting the suppliers of car components to manufacturers, could also cause manufacturers to raise the prices we pay for cars or reduce their supply to us. In addition, events negatively affecting the car manufacturers could affect how much we may borrow under our asset- backed financing. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We may not be successful in implementing our strategy of reducing operating costs and our cost reduction initiatives may have other adverse consequences.

We are implementing initiatives to reduce our operating expenses. These initiatives include headcount reductions, business process outsourcing, business process re-engineering and internal reorganization, as well as other expense controls. We cannot assure you that we will be able to implement our cost reduction initiatives successfully, or at all. For the year ended December 31, 2007, we incurred $96.4 million of costs relating to our cost reduction initiatives, and we anticipate incurring further expenses throughout the upcoming year, some of which may be material in the period in which they are incurred.

Even if we are successful in our cost reduction initiatives, we may face other risks associated with our plans, including declines in employee morale or the level of customer service we provide, the efficiency of our operations or the effectiveness of our internal controls. Any of these risks could have a material adverse impact on our results of operations, financial condition and cash flows. In addition, investors or securities analysts who cover the common stock of Hertz Holdings may not agree with us that these changes are beneficial, and the Hertz Holdings' stock price may decline as a result.

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

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. In connection with the Acquisition, a bankruptcy-remote special purpose entity wholly-owned by us issued approximately $4,300 million of new debt (plus an additional $1,500 million in the form of variable funding notes issued but not funded at the closing of the Acquisition) backed by our U.S. car rental fleet under the ABS program. In addition, we issued $600 million of medium term notes backed by our U.S. car rental fleet, or the "pre-Acquisition ABS Notes," prior to the Acquisition, which remained outstanding following the Acquisition. As part of the Acquisition, various of our non-U.S. subsidiaries and certain special purpose entities issued approximately $1,781 million of debt under the International Fleet Debt, which are secured by rental vehicles and related assets of certain of our subsidiaries (all of which are organized outside the United States) or by rental equipment and related assets of certain of our subsidiaries organized outside North America, as well as (subject to certain limited exceptions) substantially all our other assets outside North America. The asset-backed debt issued in connection with the Transactions has expected final payment dates ranging from 2008 to 2010 and the pre-Acquisition ABS Notes have expected final payment dates ranging from 2008 to 2009. Approximately half of our U.S. Fleet Debt is subject to the benefit of a financial guaranty from MBIA Inc., or "MBIA," while the remainder is subject to the benefit of a financial guaranty from Ambac Financial Group Inc., or "Ambac." Based upon these repayment dates, this debt will need to be refinanced within the next three years. Recent turmoil in the credit markets has reduced the availability of debt financing and asset-backed securities have become the focus of increased investor and regulatory scrutiny. Consequently, if our access to asset-backed financing were reduced or were to become significantly more expensive for any reason, including as a result a deterioration in the markets for asset-backed securities or as a result of deterioration in the credit ratings or the insolvency of the financial guarantors, we cannot assure you that we would be able to refinance or replace our existing asset-backed financing or continue to finance new car acquisitions through asset-backed financing on favorable terms, or at all.

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

  •
  rating agencies that provide credit ratings for our asset-backed indebtedness, MBIA and Ambac, or other third parties requiring changes in the terms and structure of our asset-backed financing, including increased credit enhancement (i) in connection with the incurrence of additional or refinancing of existing asset-backed debt, (ii) upon the occurrence of external events, such as changes in general economic and market conditions or further deterioration in the credit ratings of our principal car manufacturers, including Ford and General Motors, or (iii) or otherwise;

  •
  the terms, availability and credit market acceptance of third party credit enhancement at the time of the incurrence of additional or refinancing of existing asset-backed debt or the amount of cash collateral required in addition to or instead of such guaranties;

  •
  the insolvency or deterioration of the financial condition of one or more of the third-party credit enhancers that insure our asset-backed indebtedness, or downgrading of their credit ratings; or

  •
  changes in law that negatively impact our asset-backed financing structure.

The occurrence of any of the events listed above could result, among other things, in the occurrence of an amortization event pursuant to which the proceeds of sales of cars that collateralize the affected series of asset-backed notes would be required to be applied to the payment of principal and interest on the affected series, rather than being reinvested in our car rental fleet. Certain other events, including defaults by Hertz and its affiliates in the performance of covenants set forth in the agreements governing the U.S. Fleet Debt, could result in the occurrence of a liquidation event pursuant to which the trustee or holders of asset-backed notes of the affected series would be permitted to require the sale of the assets collateralizing that series. Either of these consequences could affect our liquidity and our ability to maintain sufficient fleet levels to meet customer demands.

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

Most of our asset-backed debt outside the United States was issued under an interim facility which provided for increased margins if the debt was not refinanced by March 21, 2007. We are in the process of negotiating new financing facilities to enable us to refinance this debt. However, we cannot assure you that these efforts will be successful or, if they are successful, that the new facilities will enable us to finance our operations at rates which are as favorable to us as those of the existing facility. On March 21, 2007, the existing facility was amended and restated to, among other things, modify the provisions which provide for increased margins. The effect of these changes was to reduce or eliminate the adverse consequences of these provisions to us for an interim period that ended on December 21, 2007 in order to give us additional time to refinance the interim facility. As a result of the changes, there was no increase in margins on March 21, 2007. On December 21, 2007, the existing facility was amended for the purpose of (i) amending certain terms affecting the margins on the revolving bridge loan facilities established by the SBFA, or the "Facilities," and (ii) effecting certain technical and administrative changes to the terms of the facilities. Additionally, the intercreditor deed pertaining to the International Fleet Debt facilities was amended to, among other things, remove the Brazilian facility. We cannot assure you that we will be able to refinance the interim facility on acceptable terms, if at all.

The third-party insurance companies that provide credit enhancements in the form of financial guaranties of U.S. Fleet Debt could face financial instability due to factors beyond our control, which in turn could have material adverse effects on our business.

MBIA and Ambac provide credit enhancements in the form of financial guaranties for our U.S. Fleet Debt, with each providing guaranties for approximately half of the $4.3 billion in principal amount of the notes issued under our ABS program in December 2005. MBIA and Ambac could face financial instability due to factors beyond our control. Each of MBIA and Ambac is on review for a credit downgrade or has been downgraded by one or more credit ratings agencies. If MBIA or Ambac were to experience further downgrades, we may be required to utilize alternate sources of funding as our outstanding ABS notes mature, which may not be available on terms as favorable or in amounts comparable to those available to us under our existing ABS program.

An event of bankruptcy (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA or Ambac would constitute an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the facility or facilities instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer event of bankruptcy could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

After 30 days, an insurer event of bankruptcy would constitute a limited liquidation event of default under the applicable indenture supplement governing the U.S. Fleet Debt insured by the bankrupt insurer. At that point, noteholders for the affected series of notes would have the right to instruct the trustee to exercise all remedies available to secured creditors, including the termination of the master lease under which Hertz leases its U.S. vehicle fleet and foreclosure of the vehicle fleet, provided that the exercise of any such right is supported by a majority of the affected noteholders. If the master lease were terminated due to the insolvency of either MBIA or Ambac, the termination would trigger an amortization event with respect to the notes insured by the other insurer. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

The occurrence of an amortization event as a result of insurer insolvency would also result in our inability to make use of the Like-Kind Exchange Program, which is described under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Like-Kind Exchange Program," with respect to future dispositions and acquisitions of fleet vehicles subject to the ABS program. This could expose us to increased income tax liability in the future as a result of recognition of gains upon sales from our then-existing ABS Program fleet, although we would expect to be able to utilize the Like-Kind Exchange Program for certain cars within our then-existing fleet as well as future cars purchased outside of the ABS Program.

Significant increases in fuel costs or reduced supplies of fuel could harm our business.

According to the U.S. Energy Information Administration, from 2006 to 2007, the average retail cost of a gallon of gasoline in the United States increased 8.9%, and a further 9.4% increase is projected over the course of 2008. Further significant increases in fuel prices, reduction in fuel supplies or imposition of mandatory allocations or rationing of fuel, which are affected by a number of factors beyond our control, could negatively impact our car rental business by directly discouraging consumers from renting cars or disrupting air travel on which a significant portion of our car rental business relies. In addition, significant increases in fuel prices or reduction in fuel supplies could negatively impact our equipment rental business by increasing the cost of buying new equipment, since fuel is used in the manufacturing process and in delivering equipment to us, and by reducing the mobility of our fleet, due to higher costs to us of transporting equipment between facilities or regions. Significant increases in fuel prices or a severe or protracted disruption in fuel supplies could have a material adverse effect on our financial condition and results of operations. See "—Our car rental business is dependent on the air travel industry, and disruptions in air travel patterns could harm our business."

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

We rely heavily on information systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, account for our activities and otherwise conduct our business. We have centralized our information systems in two redundant facilities in Oklahoma City, Oklahoma, and we rely on communications service providers to link our systems with the business locations these systems serve. A simultaneous loss of both facilities, or a major disruption of communications between the systems and the locations they serve, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. If we outsource key business processes in the future, the outsourcing service providers may concentrate their activities on our behalf at a small number of locations, entailing similar or potentially even greater, risks. Our systems back-up plans, business continuity plans and insurance programs are designed to mitigate such a risk, but they do not eliminate it. In addition, because our systems contain information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.

The concentration of our reservations, accounting and information technology functions at a limited number of facilities in Oklahoma, Alabama and Ireland creates risks for us.

We have concentrated our reservations functions for the United States in two facilities, one in Oklahoma City, Oklahoma, and one in Saraland (Mobile County), Alabama, and we have concentrated our accounting functions for the United States in two facilities in Oklahoma City. Similarly, we have concentrated reservations and accounting functions for our European operations in a single facility near Dublin, Ireland. In addition, our major information systems are centralized in two of our facilities in Oklahoma City. A disruption of normal business at any of our principal facilities in Oklahoma City, Saraland or Dublin, whether as the result of localized conditions (such as a fire or explosion) or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and systems activities. If we outsource key business processes in the future, the outsourcing service providers may concentrate their activities on our behalf at a small number of locations, entailing similar or potentially greater risks. Our systems designs, business continuity plans and insurance programs are designed to mitigate those risks, but do not eliminate them, and this is particularly true with respect to events of broad geographic impact.

Claims that the software products and information systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services, which could adversely affect our results of operations.

A number of entities, including some of our competitors, have sought, or may in the future obtain, patents and other intellectual property rights that cover or affect software products and other components of information systems that we rely on to operate our business. For example, Enterprise has previously asserted that certain systems we use to conduct insurance replacement rentals would infringe on patent rights that it has been recently granted.

Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. If a court determines that one or more of the software products or other components of information systems we use infringe on intellectual property owned by others or we agree to settle such a dispute, we may be liable for money damages. In addition, we may be required to cease using those products and components unless we obtain licenses from the owners of the intellectual property, redesign those products and components in such a way as to avoid infringement or cease altogether the use of those products and components. Each of these alternatives could increase our expenses materially or impact the marketability of our services. Any litigation, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In addition, a third-party intellectual property owner might not allow us to use its intellectual property at any price, or on terms acceptable to us, which could materially affect our competitive position and our results of operations. For example, if Enterprise were to pursue and prevail on claims of infringement similar to those it has previously asserted, it could have a material adverse effect on our insurance replacement business and, in turn, our off-airport business. We have already commenced litigation against Enterprise with respect to its patents and claims it has made. See "Item 3—Legal Proceedings."

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

We intend to pursue the growth of our business and from time to time consider opportunistic acquisitions which may be significant. Any future acquisition would involve numerous risks including, without limitation:

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

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the cars and equipment rented or sold by us and for workers' compensation claims and other employment-related claims by our employees. Currently, we generally self-insure up to $10 million per occurrence in the United States and Europe for vehicle and general liability exposures and maintain insurance with unaffiliated carriers in excess of such levels up to $200 million per occurrence for the current policy year, or in the case of equipment rental in Europe and international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See "Item 1—Business—Risk Management" and "Item 3—Legal Proceedings."

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate.

We participate in various "multiemployer" pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

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

The optional liability insurance policies and products providing insurance coverage in our domestic car rental operations are conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance providers. In our international car rental operations, our offering of optional products providing insurance coverage historically has not been regulated. Any changes in the law in the United States or internationally that change our operating requirements with respect to insurance could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenues. For instance, in some countries of the European Union, the regulatory environment for insurance intermediaries is evolving, and we cannot assure you either that we will be able to continue offering such coverage without substantial changes in our offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. Due to a change in law in Australia, we have discontinued sales of insurance products there. See "Item 1—Business—Risk Management" for further discussion regarding how changes in the regulation of insurance intermediaries may affect us internationally.

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

Further, the substantive regulation of the rates we charge car renters, either through direct price regulation or a requirement that we disregard a customer's source market (location or place of residence) for rate purposes, could reduce our revenues or increase our expenses. We set rates based on a variety of factors including the sources of rental reservations geographically and the means through which the reservations were made, all of which are in response to various market factors and costs. The European Commission had issued, but has since withdrawn, a directive that could have restricted our ability to take into account the country of residence of European Union residents for rate purposes, and bills have periodically been introduced into the New York State legislature that would seek to prohibit us from charging higher rates to renters residing in certain boroughs of New York City. The adoption of any such measures could have a material adverse impact on our revenues and results of operations.

In most places where we operate, we pass through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. In the last five years, such pass-throughs have been questioned by several State Attorneys General and class actions have been filed in four states challenging the propriety of certain pass-throughs. We believe that our expense pass-throughs, where imposed, are properly disclosed and are lawful, and expense pass-throughs have, when challenged, been upheld in court. Nonetheless, we cannot offer assurances that other State Attorneys General will not take enforcement action against us with respect to our car rental expense pass-throughs, or that our pass-throughs will not be the subject of other class action litigation. If such action were taken and an Attorney General or class action plaintiff were to prevail, it could have a material adverse impact on our revenues and results of operations. In the United States, our revenues from car rental expense pass-throughs for the years ended December 31, 2007 and 2006, were approximately $353.9 million and $311.5 million, respectively.

The Sponsors currently control us and may have conflicts of interest with us in the future.

Clayton, Dubilier & Rice Fund VII, L.P. and related funds, Carlyle Partners IV, L.P. and related funds and ML Global Private Equity Fund, L.P. and related funds (together with certain of their affiliates) currently beneficially own approximately 18.7%, 18.4% and 18.2%, respectively, of the outstanding shares of the common stock of Hertz Holdings. These funds and Hertz Holdings are parties to a Stockholders

Agreement, pursuant to which the funds have agreed to vote in favor of nominees to our board of directors nominated by the other funds. As a result, the Sponsors control us, and will continue to have significant influence over matters requiring stockholder approval and our policy and affairs so long as they continue to hold a significant amount of the common stock of Hertz Holdings. The Sponsors therefore have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such a transaction is in their own best interests. See "Item 13—Certain Relationships and Related Transactions and Director Independence."

Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities and other corporate opportunities that may be complementary to our business and, as a result, those opportunities may not be available to us. Any competition could intensify if an affiliate or subsidiary of one or more of the Sponsors were to enter into or acquire a business similar to our car rental or equipment rental operations. Given that we are not wholly-owned by any one of the three Sponsors, the Sponsors may be inclined to direct relevant corporate opportunities to entities which they control individually rather than to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of the common stock of Hertz Holdings, even if that amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions. While we have adopted a code of ethics and business conduct that applies to all our directors, it does not preclude the Sponsors from becoming engaged in businesses that compete with us or preclude our directors from taking advantage of business opportunities other than those made available to them through the use of their position as directors or the use of our property. In addition, our amended and restated certificate of incorporation provides that the Sponsors are under no obligation to communicate or offer any corporate opportunity to us, even if such opportunity might reasonably have been expected to be of interest to us or our subsidiaries. See Note 14 to the Notes to our audited annual consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplemental Data."

Risks Relating to Our Substantial Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of December 31, 2007, we had an aggregate principal amount of debt outstanding of $12,013.6 million and a debt to equity ratio, calculated using the total amount of our outstanding debt net of unamortized discounts of 4.1 to 1.

Our substantial debt could have important consequences to you. For example, it could:

  •
  make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our Senior Credit Facilities and the U.S. Fleet Debt and International Fleet Debt facilities, resulting in possible defaults on and acceleration of such indebtedness;

  •
  require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce the availability of our cash flows from operations to fund working capital, capital expenditures or other general corporate purposes;

  •
  increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings, including under the agreements governing our U.S. Fleet Debt and International Fleet Debt facilities and our Senior Credit Facilities, is at variable rates of interest;

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

We, Hertz Holdings and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us, our subsidiaries or prohibit Hertz Holdings from doing so. As of December 31, 2007, our Senior Credit Facilities provided us commitments for additional aggregate borrowings (subject to borrowing base limitations) of approximately $1,577.9 million, and permitted additional borrowings beyond those commitments under certain circumstances. As of December 31, 2007, our U.S. Fleet Debt facilities, our Fleet Financing Facility, International Fleet Debt facilities and our other fleet debt facilities (related to Brazil, Canada, Belgium and the United Kingdom) provided us commitments for additional aggregate borrowings of approximately $1,500.0 million, $103.0 million and the foreign currency equivalent of $885.6 million and $295.5 million, respectively, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us, our subsidiaries or Hertz Holdings from incurring obligations that do not constitute indebtedness. On June 30, 2006, Hertz Holdings entered into a $1.0 billion loan facility in order to finance the payment of a special cash dividend of $4.32 per share to its stockholders on June 30, 2006. Although this facility was repaid in full with the proceeds from Hertz Holdings' initial public offering, we cannot assure you that Hertz Holdings will not enter into similar transactions in the future.

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

Indebtedness under our Senior Credit Facilities is secured by a lien on substantially all our assets (other than assets of foreign subsidiaries), including pledges of all or a portion of the capital stock of certain of our subsidiaries. Our Senior Notes and Senior Subordinated Notes are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default were to occur under our Senior Credit Facilities, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors, including the holders of our Senior Notes and Senior Subordinated Notes. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our Senior Credit Facilities), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Furthermore, many of the subsidiaries that hold our U.S. and international car rental fleets in connection with our asset-backed financing programs are intended to be bankruptcy remote and the assets held by them may not be available to our general creditors in a bankruptcy unless and until they are transferred to a non-bankruptcy remote entity. As of December 31, 2007, substantially all of our consolidated assets, including our car and equipment rental fleets, have been pledged for the benefit of the lenders under our Senior Credit Facilities or are subject to securitization facilities in connection with our U.S. Fleet Debt and International Fleet Debt facilities. As a result, the lenders under these facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors and holders of our unsecured indebtedness may receive less, ratably, than the holders of our senior debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom. As discussed below, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

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

Further, our International Fleet Debt facilities contain a number of covenants, including a covenant that restricts the ability of our subsidiary HIL, to make dividends and other restricted payments (which may include payments of intercompany indebtedness), in an amount greater than €100 million plus a specified excess cash flow amount, calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until such time as 50% of the commitments under the International Fleet

Debt facilities on the Closing Date have been replaced by permanent take-out international asset-based facilities (which has not yet occurred), the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of excess cash flow based on the percentage of facilities relating to the International Fleet Debt facilities at the closing of the Acquisition that have been replaced by permanent take-out international asset-based facilities. These restrictions will limit the availability of funds from HIL and its subsidiaries to help us make payments on our indebtedness. Certain of these permanent take-out international asset-based facilities are expected to be novel and complicated structures. We cannot assure you that we will be able to complete such permanent take-out financings on terms acceptable to us or on a timely basis, if at all; if we are unable to do so, our liquidity and interest costs may be adversely affected. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

Certain of our Canadian subsidiaries are parties to our Senior ABL Facility and are not subject to these International Fleet Debt restrictions. Our non-U.S. subsidiaries, including the operations of these Canadian subsidiaries, accounted for approximately 33% of our total revenues and 27% of our Corporate EBITDA for the year ended December 31, 2007. See Note 9 to the Notes to our audited annual consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

A significant portion of our outstanding debt, including borrowings under the Senior Credit Facilities, the International Fleet Debt facilities and certain of our other outstanding debt securities, bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability, including, in the case of the U.S. Fleet Debt and the International Fleet Debt facilities, our Corporate EBITDA. Recent turmoil in the credit markets has reduced the availability of debt financing, which may result in increases in the interest rates at which lenders are willing to make future debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks—Interest Rate Risk."

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

Of such locations, fewer than 10% are owned by us. The remaining locations are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

We own three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for our car rental operations are processed, global information systems are serviced and major domestic and international accounting functions are performed. We also have a long-term lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European car rental reservation and customer relations and accounting functions, and we lease a reservation center in Saraland (Mobile County), Alabama to supplement the capacity of our Oklahoma City car rental reservation center. We maintain our executive offices in an owned facility in Park Ridge, New Jersey, and lease a European headquarters office in Uxbridge, England.

ITEM 3.    LEGAL PROCEEDINGS

Fuel-Related Class Actions

We are or have been a defendant in four purported class actions—filed in Texas, Oklahoma, New Mexico and Nevada—in which the plaintiffs have put forth alternate theories to challenge the application of our Fuel and Service Charge, or "FSC," on rentals of cars that are returned with less fuel than when rented. The action in Texas remains pending, but the actions in New Mexico and Nevada were dismissed in 2007 and the action in Oklahoma was dismissed in 2008.

  1.
  Texas

    On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a FSC by us or all Texas residents who were charged a FSC by us. The petition alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In response to various motions by us, the plaintiff filed two amended petitions, which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff is seeking punitive damages. After some limited discovery, we filed a motion for summary judgment in December

    2004. That motion was denied in January 2005. The parties then engaged in more extensive discovery. In April 2006, the plaintiff further amended his petition by adding a cause of action for fraudulent misrepresentation and, at the plaintiff's request, a hearing on the plaintiff's motion for class certification was scheduled for August 2006. In May 2006, the plaintiff filed a fourth amended petition which deleted the cause of action for conversion and the plaintiff also filed a first amended motion for class certification in anticipation of the August 2006 hearing on class certification. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charged a FSC in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We are appealing the order.

  2.
  Oklahoma

    On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purports to be a class action, this time on behalf of Oklahoma residents who rented from us and incurred our FSC. The petition alleged that the imposition of the FSC is a breach of contract and amounts to an unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In March 2005, the trial court granted our motion to dismiss the action but also granted the plaintiff the right to replead. In April 2005, the plaintiff filed an amended class action petition, newly alleging that our FSC violates the Oklahoma Consumer Protection Act and that we have been unjustly enriched, and again alleging that our FSC is unconscionable under Article 2A of the Oklahoma Uniform Commercial Code. In May 2005, we filed a motion to dismiss the amended class action petition. In October 2005, the court granted our motion to dismiss, but allowed the plaintiff to file a second amended complaint and we then answered the complaint. After the parties engaged in some limited discovery, we filed a motion for summary judgment in August 2007. In February 2008, the court granted our motion to dismiss and entered judgment in our favor on all of the remaining claims.

  3.
  New Mexico

    On December 13, 2005, Janelle Johnson, individually and on behalf of all other similarly situated persons v. The Hertz Corporation was filed in the Second Judicial District Court of the County of Bernalillo, New Mexico. Johnson purported to be a class action on behalf of all New Mexico residents who rented from us and who were charged a FSC. The complaint alleged that the FSC is unconscionable as a matter of law under pertinent sections of the New Mexico Uniform Commercial Code and that, under New Mexico common law, the collection of a FSC does not constitute valid liquidated damages, but rather is a void penalty. The plaintiff sought an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and its actual cost. In the alternative, the plaintiff requested that the court exercise its equitable jurisdiction and order us to cease and desist from our unlawful conduct and to modify our lease provisions to conform with applicable provisions of New Mexico statutory and common law. The complaint also sought attorneys' fees and costs. We removed the action to the U.S. District Court for the District of New Mexico and, in lieu of an answer, filed a motion to dismiss. In November 2006, the judge granted our motion to dismiss the liquidated damages claim and the substantive unconscionability claim but did not grant our motion to dismiss the procedural unconscionability claim or the claim for equitable relief. Plaintiff then amended her complaint to replead the unconscionability claim and to add a fraudulent misrepresentation claim. In December 2006, we filed a motion to dismiss the amended complaint and, in January 2007, the court dismissed the new fraud claim and reaffirmed the dismissal of the substantive unconscionability claim. In February 2007, the plaintiff dismissed the case with prejudice.

  4.
  Nevada

    On January 10, 2007, Marlena Guerra, individually and on behalf of all other similarly situated persons v. The Hertz Corporation was filed in the United States District Court for the District of Nevada. Guerra purported to be a class action on behalf of all individuals and business entities who rented vehicle at Las Vegas McCarran International Airport and were charged a FSC. The complaint alleged that those customers who paid the FSC were fraudulently charged a surcharge required for fuel in violation of Nevada's Deceptive Trade Practices Act. The plaintiff also alleged the FSC violates the Nevada Uniform Commercial Code, or "UCC," claiming it was unconscionable and operated as an unlawful liquidated damages provision. Finally, the plaintiff claimed that we breached our own rental agreement which the plaintiff claims to have been modified so as not to violate Nevada law-by charging the FSC, since such charges violate the UCC and/or the prohibition against fuel surcharges. The plaintiff sought compensatory damages, including the return of all FSC paid or the difference between the FSC and our actual costs, plus prejudgment interest, attorneys' fees and costs. In March 2007, we filed a motion to dismiss. In July 2007, the court granted our motion to dismiss and ordered the plaintiff's complaint dismissed with prejudice.

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

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purports to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violate certain provisions of Nevada law, including Nevada's Deceptive Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asks for attorneys' fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against

    Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss. In September 2007, the court denied our motion to dismiss. We thereafter filed a motion for certification seeking to have the interpretation of Nevada Revised Statutes Section 482.31575 certified to the Nevada Supreme Court or, in the alternative, to the United States Court of Appeals for the Ninth Circuit. In October 2007, we answered the complaint. In February 2008, the United States Court of Appeals for the Ninth Circuit denied our motion for certification. Discovery will commence in 2008.

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiff asserts violations of the Telephone Consumer Protection Act, 47 U.S.C. Section 227, and common law conversion and the plaintiff is seeking damages and costs of suit. In June 2007, we removed this action to the United States District Court for the District of Kansas. In February 2008, the case was remanded to the District Court of Wyandotte County, Kansas.

  4.
  California Tourism Assessments

    On November 14, 2007, Michael Shames, Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta was commenced in the United States District Court for the Southern District of California. Shames purports to be a class action brought on behalf of all individuals or entities that purchased rental car services from a defendant at a California situs airport after January 1, 2007. The complaint alleges that the defendants agreed to charge consumers a 2.5% assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission. The complaint also alleges that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the complaint asserts violations of 15 U.S.C. § 1, California's Unfair Competition Law and California's False Advertising Law, and seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees, and costs. The complaint also asserts separately against the California Travel and Tourism Commission and Caroline Beteta, the Commission's Executive Director, alleged violations of The California Bagley- Keene Open Meeting Act. In January 2008, we filed a motion to dismiss.

    On December 13, 2007, Thomas J. Comiskey, on behalf of himself and all others similarly situated v. Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, Hertz Corporation, Enterprise Rent-A-Car, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., The California Travel and Tourism Commission, and Dale E. Bonner was commenced in the United States District Court for the Central District of California. Comiskey purports to be a class action brought on behalf of all persons and entities that have paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on January 1, 2007. The complaint alleges that California's Passenger Car Rental Industry Tourism Assessment Program, as included in the California Tourism Marketing Act, violates the United States Constitution's Commerce Clause and First

    Amendment, both directly and in violation of 42 U.S.C. § 1983, Article I, §§ 2 and 3 of the California Constitution, and Article XIX, § 2 of the California Constitution. The complaint seeks injunctive and declaratory relief, that all unspent assessments collected and to be collected be held in trust, damages, interest, attorneys' fees, and costs. On December 14, 2007, Isabel S. Cohen filed in the United States District Court for the Central District of California a complaint virtually identical to that filed in Comiskey. In February 2008, the court consolidated Comiskey and Cohen, captioned the consolidated action "In re Tourism Assessment Fee Litigation," and ordered the plaintiffs to serve a single consolidated class action complaint. The plaintiffs have not yet filed the consolidated complaint.

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

On February 19, 2007, The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. was filed in the United States District Court for the District of Massachusetts. In this action, we and our co-plaintiff seek damages and injunctive relief based upon allegations that Enterprise and its corporate parent, The Crawford Group, Inc., unlawfully engaged in anticompetitive and unfair and deceptive business practices by claiming to customers of Hertz that once Enterprise obtains a patent that it has applied for relating to its insurance replacement reservation system, Hertz will be prevented from using the co-plaintiff's EDiCAR system, which Hertz currently uses in its insurance replacement business. The complaint alleges, among other things, that Enterprise's threats are improper because the Enterprise patent, once issued, should be invalid and unenforceable. In April 2007, Enterprise and Crawford filed a motion to dismiss and Hertz and TSD filed opposition papers in May 2007. After a hearing on Enterprise's motion in September 2007, Hertz and TSD filed an amended complaint in October 2007.

On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts. In this second lawsuit—the patent action—we seek a declaratory judgment that a newly issued patent to The Crawford Group, Inc. is not infringed by Hertz and is invalid and unenforceable. In October 2007, we filed a motion to consolidate the antitrust action and the patent action and, in November 2007, the court granted our motion to consolidate the two actions. Enterprise and Crawford filed a motion to dismiss the patent action in December 2007 and Hertz and TSD filed opposition papers in January 2008. See "Part I—Item 1A—Risk Factors—Claims that the software products and information systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services, which could adversely affect our results of operations" included elsewhere in this Report.

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

We do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing."

During the fourth quarter of 2006, Hertz declared and paid cash dividends in the aggregate amount of $15.5 million to its immediate parent, Hertz Investors, Inc., which in turn paid cash dividends in the same aggregate amount to its parent, Hertz Global Holdings, Inc.

On December 21, 2005, immediately prior to the Acquisition, Hertz paid a cash dividend in the aggregate amount of $1,185.0 million to its then parent, Ford Holdings LLC.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information and other data for our business. The selected consolidated statement of operations data for the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 presented below were derived from our consolidated financial statements and the related notes thereto included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

You should read the following information in conjunction with the section of this Annual Report entitled "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

	Successor			Predecessor
			For the Periods From
	Years ended December 31,				Years ended December 31,
			December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005

(In millions of dollars)	2007	2006			2004	2003
Statement of Operations Data
Revenues:
Car rental	$6,800.7	$6,273.6	$129.4	$5,820.5	$5,430.8	$4,819.3
Equipment rental	1,755.3	1,672.1	22.5	1,392.4	1,162.0	1,037.8
Other(a)	129.6	112.7	2.6	101.8	83.2	76.6

Total revenues	8,685.6	8,058.4	154.5	7,314.7	6,676.0	5,933.7

Expenses:
Direct operating	4,644.1	4,476.0	103.0	4,086.3	3,734.4	3,316.1
Depreciation of revenue earning equipment(b)	2,003.4	1,757.2	43.8	1,555.9	1,463.3	1,523.4
Selling, general and administrative	773.5	723.8	15.1	623.4	591.3	501.7
Interest, net of interest income(c)	875.8	860.7	25.8	474.2	384.4	355.0

Total expenses	8,296.8	7,817.7	187.7	6,739.8	6,173.4	5,696.2

Income (loss) before income taxes and minority interest	388.8	240.7	(33.2)	574.9	502.6	237.5
(Provision) benefit for taxes on income(d)	(102.3)	(83.7)	12.2	(191.3)	(133.9)	(78.9)
Minority interest	(19.7)	(16.7)	(0.3)	(12.3)	(3.2)	—

Net income (loss)	$266.8	$140.3	$(21.3)	$371.3	$365.5	$158.6

Other Financial Data
Net non-fleet capital expenditures	$97.0	$150.0	$7.0	$258.1	$221.7	$169.6
Ratio of earnings to fixed charges(e)	1.4	1.2	—	1.9	1.9	1.5

	Successor			Predecessor
	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Cash and equivalents and short-term investments	$729.7	$671.8	$843.9	$1,235.0	$1,110.1
Total assets(f)	19,255.2	18,675.7	18,580.9	14,096.4	12,579.0
Total debt	11,960.1	12,276.2	12,515.0	8,428.0	7,627.9
Stockholder's equity(g)	2,891.1	2,518.5	2,266.2	2,670.2	2,225.4

(a)
Includes fees and certain cost reimbursements from our licensees and revenues from our car leasing operations and third-party claim management services.

(b)
For the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, depreciation of revenue earning equipment was increased by $0.6 million and reduced by $13.1 million, $1.2 million and $33.8 million, respectively, resulting from the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment. For the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005, and the years ended December 31, 2004 and 2003, depreciation of revenue earning equipment includes a net loss of $21.2 million, net gains of $35.9 million, $2.1 million, $68.3 million, $57.2 million and a net loss of $0.8 million, respectively, from the disposal of revenue earning equipment.

(c)
For the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005, and the years ended December 31, 2004 and 2003, interest income was $41.2 million, $42.3 million, $1.1 million, $36.1 million, $23.7 million and $17.9 million, respectively.

(d)
For the year ended December 31, 2007, we reversed a valuation allowance of $9.1 million relating to the realization of deferred tax assets attributable to net operating losses and other temporary differences in certain European countries. Additionally, certain tax reserves were recorded for various uncertain tax positions in Federal, state and foreign jurisdictions.. For the year ended December 31, 2006, we established valuation allowances of $9.8 million relating to the realization of deferred tax assets attributable to net operating losses and other temporary differences in certain European countries. Additionally, certain tax reserves were recorded for certain federal and state uncertain tax positions. The Predecessor period ended December 20, 2005 includes the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million (established in 2004) and favorable foreign tax adjustments of $5.3 million relating to periods prior to 2005, partly offset by a $31.3 million provision relating to the repatriation of foreign earnings. The Predecessor period ended December 31, 2004 includes benefits of $46.6 million relating to net adjustments to federal and foreign tax accruals.

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

(f)
Substantially all of our revenue earning equipment, as well as certain related assets, are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, our asset-backed securities program, the International Fleet Debt Facilities or the fleet financing facility relating to our car rental fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, Brazil, Canada, Belgium and our U.K. leveraged financing. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under our Senior Credit Facilities, and substantially all our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt Facilities or (in the case of our Canadian HERC business) our Senior ABL Facility. None of such assets are available to satisfy the claims of our general creditors. For a description of those facilities, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

(g)
Includes equity contributions totaling $2,295 million to Hertz Holdings from investment funds associated with or designated by the Sponsors on or prior to December 21, 2005.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes a discussion of periods prior to the consummation of the Transactions. Accordingly, the discussion and analysis of historical periods prior to the year ended December 31, 2006 does not reflect the significant impact that the Transactions had on us, including significantly increased leverage and liquidity requirements. The statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A—Risk Factors." The following discussion and analysis provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled "Cautionary Note Regarding Forward-Looking Statements," "Item 1A—Risk Factors," "Item 6—Selected Financial Data" and our consolidated financial statements and related notes included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

Our expenses primarily consist of:

  •
  Direct operating expenses (primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservation costs; the cost of new equipment and consumables purchased for resale; and other costs relating to the operation and rental of revenue earning equipment, such as damage, maintenance and fuel costs);

  •
  Depreciation expense relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and rental equipment;

  •
  Selling, general and administrative expenses (including advertising); and

  •
  Interest expense, net of interest income.

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. In the United States, 2007 model year program vehicle depreciation costs rose approximately 15% and per-car depreciation costs for 2007 model year U.S. non-program cars declined as compared to 2006. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we have purchased as non-program cars and other actions we have taken to mitigate program car cost increases, our net per-car depreciation costs for 2007 model year cars in the United States have increased by less than 3% from our net per-car depreciation costs for 2006 model year U.S. cars. We expect 2008 model year vehicle depreciation costs in the United States to increase between 2% to 4%. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and the use of our information systems, to help manage our variable costs. Approximately two-thirds of our typical annual operating costs represent variable costs, while the remaining one-third are fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including minimum concession fees, rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand.

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

On June 1, 2007, we announced the third initiative to further improve our operational efficiency through targeted reductions affecting approximately 480 positions in our U.S. car and equipment rental operations, as well as financial and reservations-related positions in our U.S. service center in Oklahoma City, Oklahoma. These reductions are expected to result in approximately $24.0 million of annualized savings.

During 2007, we began to implement cost reducing initiatives in our European operations, and we expect to continue implementation of these measures in 2008. These measures are expected to result in additional annualized savings of approximately $50.0 million, a portion of which has already been realized in 2007. For the year ended December 31, 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $96.4 million. During the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions relating to real estate facilities management and construction, procurement and information technology. Substantially all of the selected functions in these areas will be transitioned to the third-party service providers which will result in a decrease in headcount by the end of the third quarter of 2008. We expect to incur between $30 million to $40 million of restructuring costs in the first half of 2008 related to these initiatives. We plan to announce, as plans are finalized, other efficiency initiatives during 2008. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses. See Note 12 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

For the year ended December 31, 2007, based on publicly available information, we believe some U.S. car rental brands experienced transaction day growth and rental rate revenue per transaction day, or "RPD," increases compared to comparable prior periods. For the year ended December 31, 2007, we experienced a low to mid single digit volume increase versus the prior period in the United States, while RPD was down less than one percentage point. During the year ended December 31, 2007, we experienced mid to high single digit volume growth in our European operations and our car rental RPD was above the level of our RPD during the year ended December 31, 2006.

In the three years ended December 31, 2007, we increased the number of our off-airport rental locations in the United States by approximately 27% to approximately 1,580 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $962.0 million, $890.1 million and $845.8 million of our total car rental revenues in the years ended December 31, 2007, 2006 and 2005, respectively. In 2008 and subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation.

From 2001 to 2003, the equipment rental industry experienced downward pricing trends, measured by the rental rates charged by rental companies. For the years ended December 31, 2004, 2005 and 2006, we believe industry pricing, measured in the same way, improved in the United States and Canada and only started to improve towards the end of 2005 in France and Spain. For the year ended December 31, 2007, based on publicly available information, we believe the U.S. equipment rental industry experienced downward pricing, measured by the rental rates charged by rental companies. HERC experienced higher equipment rental pricing and volumes worldwide for the years ended December 31, 2007, 2006 and 2005, with pricing increases in 2007 attributable to higher price activity in Canada and Europe offsetting lower price activity in the U.S. During the years ended December 31, 2007 and 2006, HERC added six and eight U.S. locations, respectively, one and two new Canadian location(s), respectively, and seven and seven locations in Europe, respectively. HERC expects to add over 30 additional locations worldwide in 2008. In connection with its U.S. expansion, we expect HERC will incur non-fleet start-up costs of approximately $0.7 million per location and additional fleet acquisition costs, including costs to transport equipment from one branch to another, over an initial twelve-month period of approximately $2 to $4 million per location. In its European expansion, we expect HERC will incur lower start-up costs per location as compared with the United States.

Property damage and business interruption from the 2005 hurricanes in Florida and other Gulf Coast states did not have a material effect on our results of operations for the year ended December 31, 2005.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or "GAAP." The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in our financial statements and accompanying notes.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact our future results of operations and financial condition. For additional discussion of our accounting policies, see Note 1 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Revenue Earning Equipment

Our principal assets are revenue earning equipment, which represented approximately 54% of our total assets as of December 31, 2007. Revenue earning equipment consists of vehicles utilized in our car rental operations and equipment utilized in our equipment rental operations. For the year ended December 31, 2007, 50% of the vehicles purchased for our U.S. and international car rental fleets were subject to repurchase by automobile manufacturers under contractual repurchase and guaranteed depreciation programs, subject to certain manufacturers' car condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under these programs. For all other vehicles, as well as equipment acquired by our equipment rental business, we use historical experience and monitor market conditions to set depreciation rates. When revenue earning equipment is acquired, we estimate the period that we will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the revenue earning equipment. Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Upon disposal of the revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value. As market conditions change, we adjust our depreciation rates prospectively, over the remaining holding period, to reflect these changes in market conditions. See Note 6 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

Goodwill and Other Intangible Assets

We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." We performed an annual review in the second quarter of 2007, consistent with past years, and no impairment was determined to exist. Subsequent to performing our annual impairment review, we changed the date for performing these tests to the fourth quarter based on financial information available through October 1, 2007. We believe this change in accounting principle is preferable because the new date more closely aligns with our annual budgeting process and allows for a better estimation of the future cash flows used in the discounted cash flow model that we use to test for impairment. The change in accounting principle has no effect on our consolidated financial statements presented herein. We conducted the impairment review during the fourth quarter of 2007 and no impairment was determined to exist. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. In addition, SFAS No. 142 requires that goodwill be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. We estimate the fair value of our reporting units using a discounted cash flow methodology. A significant decline in the projected cash flows used to determine fair value could result in a goodwill impairment charge.

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

See Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Derivatives

We utilize certain derivative instruments to enhance our ability to manage risk related to cash flow and interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures. We document all relationships between hedging instruments and hedge items, as well as our risk management objectives and strategies for undertaking various hedge transactions. These derivatives are marked to market either through other comprehensive income or earnings, depending upon their effectiveness. The valuation used to mark these to market is a discounted cash flow method. The key input is the current yield curve based upon market observable data.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provisions are not made for income taxes on undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes.

See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or the "FASB," revised its SFAS, No. 123, with SFAS No. 123R, "Share-Based Payment." The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R. As disclosed in Note 5 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data," we estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield, risk-free interest rate and forfeiture rate. Because the stock of Hertz Holdings became publicly traded in November 2006 and has a short trading history, it is not practicable for us to estimate the expected volatility of our share price, or a peer company share price, because there is not sufficient historical information about past volatility. Therefore, we use the calculated value method to estimate the expected volatility, based on the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we use the U.S. large capitalization component, which includes the top 70% of the index universe (by market value). Because historical exercise data does not exist, and because we meet the requirements of SAB No. 107, we use the simplified method for estimating the expected term. SAB No. 107 was set to expire on December 31, 2007. On December 21, 2007, the SEC issued SAB No. 110 which indicated that they will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We believe it is appropriate to continue to use this simplified method because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time the common stock of Hertz Holdings has been publicly traded. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates. We assume that in each year, 1% of the options that are outstanding but not vested will be forfeited, based on our U.S. pension plan withdrawal rate assumptions. The non-cash stock-based compensation expense associated with the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan," is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

Results of Operations

In the following discussion, comparisons are made between the years ended December 31, 2007 and December 31, 2006 and December 31, 2006 and December 31, 2005 (combined), notwithstanding the presentation in our consolidated statements of operations for the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005. A split presentation of an annual period is required under GAAP when a change in accounting basis occurs. Consequently, the combined presentation for 2005 is not a recognized presentation under GAAP. Accounting for an acquisition requires that the historical carrying values of assets acquired and liabilities assumed be adjusted to fair value. A resulting higher cost basis associated with the allocation of the purchase price impacts post-acquisition period results, which impacts period-to-period comparisons. We believe a discussion of the separate periods presented for the year ended December 31, 2005 in our consolidated statements of operations may impede understanding of our operating performance. The impact of the Acquisition on the 11-day Successor period ended December 31, 2005 does not materially affect the comparison of the annual periods and, accordingly, we have prepared the discussion of our results of operations by comparing the year ended December 31, 2005 (combined) with the year ended December 31, 2006 without regard to the differentiation between Predecessor and Successor results of operations for the Predecessor period ended December 20, 2005 and the Successor period ended December 31, 2005.

	Successor		Combined	Successor	Predecessor
				For the periods from
	Years Ended December 31,				January 1, 2005 to December 20, 2005
				December 21, 2005 to December 31, 2005
(In thousands of dollars)	2007	2006	2005
Revenues:
Car rental	$6,800,657	$6,273,612	$5,949,921	$129,448	$5,820,473
Equipment rental	1,755,330	1,672,093	1,414,891	22,430	1,392,461
Other	129,644	112,700	104,402	2,591	101,811

Total revenues	8,685,631	8,058,405	7,469,214	154,469	7,314,745

Expenses:
Direct operating	4,644,148	4,475,974	4,189,302	102,958	4,086,344
Depreciation of revenue earning equipment	2,003,360	1,757,202	1,599,689	43,827	1,555,862
Selling, general and administrative	773,473	723,829	638,553	15,167	623,386
Interest, net of interest income	875,794	860,671	499,982	25,735	474,247

Total expenses	8,296,775	7,817,676	6,927,526	187,687	6,739,839

Income (loss) before income taxes and minority interest	388,856	240,729	541,688	(33,218)	574,906
(Provision) benefit for taxes on income	(102,341)	(83,727)	(179,089)	12,243	(191,332)
Minority interest	(19,690)	(16,714)	(12,622)	(371)	(12,251)

Net income (loss)	$266,825	$140,288	$349,977	$(21,346)	$371,323

The following table sets forth for each of the periods indicated, the percentage of total revenues represented by the various line items in our consolidated statements of operations:

	Successor		Combined	Successor	Predecessor
				For the periods from
	Years Ended December 31,				January 1, 2005 to December 20, 2005
				December 21, 2005 to December 31, 2005
	2007	2006	2005
Revenues:
Car rental	78.3%	77.9%	79.7%	83.8%	79.6%
Equipment rental	20.2	20.7	18.9	14.5	19.0
Other	1.5	1.4	1.4	1.7	1.4

Total revenues	100.0	100.0	100.0	100.0	100.0

Expenses:
Direct operating	53.4	55.5	56.1	66.6	55.9
Depreciation of revenue earning equipment	23.1	21.8	21.4	28.4	21.3
Selling, general and administrative	8.9	9.0	8.5	9.8	8.5
Interest, net of interest income	10.1	10.7	6.7	16.7	6.4

Total expenses	95.5	97.0	92.7	121.5	92.1

Income (loss) before income taxes and minority interest	4.5	3.0	7.3	(21.5)	7.9
(Provision) benefit for taxes on income	(1.2)	(1.0)	(2.4)	7.9	(2.6)
Minority interest	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)

Net income (loss)	3.1%	1.8%	4.7%	(13.8)%	5.1%

The following table sets forth certain of our selected car rental, equipment rental and other operating data for each of the periods indicated:

	Successor		Combined
	Years Ended, or as of December 31,
	2007	2006	2005
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	28,977	28,004	27,920
Domestic	21,547	20,940	21,081
International	7,430	7,064	6,839
Worldwide transaction days (in thousands)(a)	129,353	123,251	122,102
Domestic	88,988	85,716	86,116
International	40,365	37,535	35,986
Worldwide rental rate revenue per transaction day(b)	$44.54	$44.54	$42.03
Domestic	$43.77	$43.97	$42.43
International	$46.25	$45.86	$41.10
Worldwide average number of company-operated cars during the period	461,100	432,600	433,700
Domestic	313,300	294,900	299,900
International	147,800	137,700	133,800
Adjusted pre-tax income (in millions of dollars)(c)	$609.1	$472.3	$379.6
Worldwide revenue earning equipment, net (in millions of dollars)	$7,610.4	$7,366.4	$7,399.5
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$1,537.2	$1,479.8	$1,269.2
Same store revenue growth(e)	1.7%	16.8%	21.6%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,305.3	$3,018.3	$2,588.0
Adjusted pre-tax income (in millions of dollars)(c)	$373.8	$345.5	$241.1
Revenue earning equipment, net (in millions of dollars)	$2,697.5	$2,439.1	$2,075.5
Other Operating Data:
Cash flows from operating activities (in million of dollars)	$3,093.6	$2,637.6	$1,454.5
EBITDA (in millions of dollars)(f)	3,488.0	3,100.8	2,819.5
Corporate EBITDA (in millions of dollars)(f)	1,541.9	1,378.8	1,141.3

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the United States and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2006 foreign exchange rates) for the years ended December 31, 2007, 2006 and 2005 (in millions of dollars, except as noted):

	Successor		Combined
	Years Ended December 31,
	2007	2006	2005
Car rental revenue per statement of operations	$6,800.7	$6,273.6	$5,949.9
Non-rental rate revenue	(938.1)	(860.6)	(775.8)
Foreign currency adjustment	(100.8)	76.7	(41.6)

Rental rate revenue	$5,761.8	$5,489.7	$5,132.5

Transaction days (in thousands)	129,353	123,251	122,102
Rental rate revenue per transaction day (in whole dollars)	$44.54	$44.54	$42.03
(c)
On January 1, 2007, we changed our measure of segment profitability from income (loss) before income taxes and minority interest to adjusted pre-tax income (loss) as this measure is now being utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure better reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts, unrealized transaction gain (loss) on Euro-denominated debt (through September 30, 2006) and certain one-time charges and non-operational items. The following table reconciles income (loss) before income taxes and minority interest by segment to adjusted pre-tax income (loss) by segment (in millions of dollars):

	Year Ended December 31, 2007
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$468.6	$308.5	$(388.3)
Adjustments:
Purchase accounting(1)	35.3	58.1	1.8
Non-cash debt charges(2)	66.5	11.2	28.2
Unrealized gain on derivative(3)	—	—	(4.1)
Restructuring charges	64.5	4.9	27.0
Management transition costs	—	—	15.0
Vacation accrual adjustment(4)	(25.8)	(8.9)	(1.8)

Adjusted pre-tax income (loss)	$609.1	$373.8	$(322.2)

	Year Ended December 31, 2006
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$373.5	$269.5	$(402.3)
Adjustments:
Purchase accounting(1)	23.8	64.7	1.9
Non-cash debt charges(2)	75.0	11.3	13.2
Unrealized transaction loss on Euro-denominated debt(5)	—	—	19.2
Gain on sale of swap derivative	—	—	(1.0)
Stock purchase compensation charge	—	—	13.3
Management transition costs	—	—	9.8
Sponsor termination fee	—	—	15.0

Adjusted pre-tax income (loss)	$472.3	$345.5	$(330.9)

	Year Ended December 31, 2005 Combined(6)
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$374.6	$239.1	$(72.0)
Adjustments:
Purchase accounting(1)	0.7	2.0	—
Non-cash debt charges(2)	0.3	—	8.8
Unrealized transaction gain on Euro-denominated debt(5)	—	—	(2.8)
European headquarters relocation costs	4.0	—	—

Adjusted pre-tax income (loss)	$379.6	$241.1	$(66.0)

	For the Successor Period December 21, 2005 to December 31, 2005(6)
	Car Rental	Equipment Rental	Corporate and Other
Loss before income taxes and minority interest	$(16.2)	$(11.4)	$(5.6)
Adjustments:
Purchase accounting(1)	0.7	2.0	—
Non-cash debt charges(2)	—	—	0.3
Unrealized transaction gain on Euro-denominated debt(5)	—	—	(2.8)

Adjusted pre-tax loss	$(15.5)	$(9.4)	$(8.1)

	For the Predecessor Period January 1, 2005 to December 21, 2005(6)
	Car Rental	Equipment Rental	Corporate and Other
Income (loss) before income taxes and minority interest	$390.8	$250.5	$(66.4)
Adjustments:
Non-cash debt charges(2)	0.3	—	8.5
European headquarters relocation costs	4.0	—	—

Adjusted pre-tax income (loss)	$395.1	$250.5	$(57.9)

  (1)
  Includes the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Non-cash debt charges represent the amortization of deferred debt financing costs and debt discounts. During the year ended December 31, 2007, also includes $20.4 million associated with the ineffectiveness of our HVF swaps and the write-off of $16.2 million of unamortized debt costs associated with a debt modification. During the year ended December 31, 2006, also includes $1.0 million associated with the reversal of the ineffectiveness of our HVF swaps. During the Successor period ended December 31, 2005, also includes $1.0 million associated with the ineffectiveness of our HVF swaps.

  (3)
  During the year ended December 31, 2007, includes an unrealized gain on interest rate swaptions.

  (4)
  Represents a decrease in the employee vacation accrual during the year ended December 31, 2007, relating to a change in our U.S. vacation policy which now provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

  (5)
  Represents unrealized gains and losses on currency translation of our Euro-denominated debt. On October 1, 2006, we designated this Euro-denominated debt as an effective net investment hedge of our Euro-denominated net investment in our foreign operations, as such we will no longer incur unrealized exchange transaction gains or losses in our consolidated statement of operations.

  (6)
  Amounts for the year ended December 31, 2005, the Successor period ended December 31, 2005 and Predecessor period ended December 20, 2005, are based on actual results and therefore do not give effect to our new capital structure as if the debt associated with the Acquisition and related purchase accounting adjustments had occurred on January 1, 2005.

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2006 foreign exchange rates) (in millions of dollars):

	Successor		Combined
	Year ended December 31,
	2007	2006	2005
Equipment rental revenue per statement of operations	$1,755.3	$1,672.1	$1,414.9
Equipment sales and other revenue	(190.2)	(193.6)	(158.8)
Foreign currency adjustment	(27.9)	1.3	13.1

Rental and rental related revenue	$1,537.2	$1,479.8	$1,269.2

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

The calculation of Corporate EBITDA in the table below reflects historical financial data except for car rental fleet interest and non-cash amortization of debt costs included in car rental fleet interest for the Predecessor period presented which have been calculated on a pro forma basis to give effect to our new capital structure as if the fleet financings associated with the Transactions had occurred on January 1, 2005. This calculation may not be representative of the calculation of Corporate EBITDA under our Senior Credit Facilities for any period prior to December 31, 2006 because consolidated interest expense (as defined in the agreements governing our senior credit facilities), a component of Corporate EBITDA, is calculated on a transitional basis until such date. For periods prior to December 31, 2006, Corporate EBITDA under this transitional formula would have been higher than the amount shown in the table below. Accordingly, we believe that the presentation of this amount would be misleading to investors and have instead provided what we believe to be a more meaningful calculation of Corporate EBITDA.

Borrowings under our Senior Credit Facilities are a key source of our liquidity. Our ability to borrow under these Senior Credit Facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our Senior Credit Facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of December 31, 2007, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants.

As of December 31, 2007, Hertz had an aggregate principal amount outstanding of $1,386.1 million pursuant to its senior term loan facility and $210.9 million of borrowings outstanding under its senior asset-based loan facility. For the year ended December 31, 2007, Hertz is required under the senior term loan facility to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated interest expense coverage ratio of not less than 1.75:1. In addition, under its senior asset-based loan facility, if there is less than $200 million of available borrowing capacity under that facility as of December 31, 2007, Hertz is required to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the year then ended. Under the senior term loan facility, for the year ended December 31, 2007, we had a consolidated leverage ratio of approximately 2.9:1 and a consolidated interest expense coverage ratio of approximately 3.7:1. Since we have maintained sufficient borrowing capacity under our senior asset-based loan facility as of December 31, 2007, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." We have a significant amount of debt. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness."

The following table reconciles historical net income (loss) (i) to Corporate EBITDA on an actual basis for the Successor years ended December 31, 2007 and 2006 and the Successor period ended December 31, 2005 and (ii) to Corporate EBITDA on a pro forma basis, as it relates to car rental fleet interest and non-cash amortization of debt costs, for the combined year ended December 31, 2005 and the Predecessor period ended December 20, 2005 (in millions of dollars):

	Successor		Combined	Successor	Predecessor
				For the Periods From
	Years Ended December 31,			December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
	2007	2006	2005
Net income (loss)(1)	$266.8	$140.3	$350.0	$(21.3)	$371.3
Depreciation and amortization(2)	2,243.1	2,016.1	1,790.4	51.4	1,739.0
Interest, net of interest income(1)(3)	875.8	860.7	500.0	25.8	474.2
Provision (benefit) for taxes on income	102.3	83.7	179.1	(12.2)	191.3

EBITDA	3,488.0	3,100.8	2,819.5	43.7	2,775.8
Adjustments:
Car rental fleet interest(4)	(427.8)	(400.0)	(406.9)	(11.7)	(395.2)
Car rental fleet depreciation(5)	(1,695.4)	(1,479.6)	(1,381.5)	(37.4)	(1,344.1)
Non-cash expenses and charges(6)	102.2	130.6	106.2	2.5	103.7
Extraordinary, unusual or non-recurring gains or losses(7)	74.9	23.8	4.0	—	4.0
Sponsors' fees	—	3.2	—	—	—

Corporate EBITDA(8)	$1,541.9	$1,378.8	$1,141.3	$(2.9)	$1,144.2

  (1)
  For the year ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, includes corporate minority interest of $19.7 million, $16.7 million, $0.3 million and $12.3 million, respectively.

  (2)
  For the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, depreciation and amortization was $1,856.6 million, $1,659.8 million, $42.6 million and $1,485.9 million, respectively, in our car rental segment and $380.6 million, $350.3 million, $8.6 million and $248.2 million, respectively, in our equipment rental segment.

  (3)
  For the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, interest, net of interest income was $436.8 million, $424.1 million, $15.8 million, and $349.2 million, respectively, in our car rental segment and $146.3 million, $140.0 million, $3.4 million and $86.4 million, respectively, in our equipment rental segment.

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

  (5)
  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA includes a reduction for car rental fleet depreciation. For all periods presented, car rental fleet depreciation does not vary from the historical amounts.

  (6)
  For the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, non-cash expenses and charges were $64.2 million, $73.0 million, $2.5 million and $92.4 million, respectively, in our car rental segment and $2.7 million, $(0.4) million, $0.0 million and $1.0 million, respectively, in our equipment rental segment.

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

	Successor		Combined	Successor	Predecessor
				For the Periods From
	Years ended December 31,
				December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
	2007	2006	2005
Corporate non-cash stock-based employee compensation charges	$26.8	$27.2	$10.5	$—	$10.5
Non-cash amortization of debt costs included in car rental fleet interest	64.4	71.6	83.2	2.5	80.7
Non-cash charges for workers' compensation	2.6	1.0	12.5	—	12.5
Corporate non-cash charges for pension	12.2	9.1	—	—	—
Corporate unrealized (gain) loss on derivatives	(3.8)	2.5	—	—	—
Corporate unrealized transaction loss on Euro-denominated senior notes	—	19.2	—	—	—

Total	$102.2	$130.6	$106.2	$2.5	$103.7

  (7)
  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Successor		Combined	Successor	Predecessor
				For the Periods From
	Years ended December 31,			December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005

	2007	2006	2005
Management transition costs	$15.0	$9.8	$—	$—	$—
Restructuring costs	96.4	—	—	—	—
Vacation accrual adjustment	(36.5)	—	—	—	—
Corporate Sponsor fee termination costs	—	15.0	—	—	—
Gain on sale of swap derivative	—	(1.0)	—	—	—
European headquarters relocation costs	—	—	4.0	—	4.0

Total	$74.9	$23.8	$4.0	$—	$4.0

  (8)
  For the Successor periods presented, car rental fleet interest and non-cash amortization of debt costs included in car rental fleet interest are based on actual results. For the Predecessor period presented, car rental fleet interest and non-cash amortization of debt costs included in car rental fleet interest have been presented on a pro forma basis to give effect to the U.S. and international fleet debt financings entered into as part of the Transactions as if they had occurred on January 1, 2005.

The following table reconciles historical net cash provided by (used in) operating activities to EBITDA for the years ended December 31, 2007 and 2006, the combined year ended December 31, 2005, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, respectively (in millions of dollars):

	Successor		Combined	Successor	Predecessor
				For the Periods From
	Years ended December 31,			December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
	2007	2006	2005
Net cash provided by (used in) operating activities	$3,093.6	$2,637.6	$1,454.5	$(277.8)	$1,732.3
Stock-based employee compensation	(32.9)	(27.2)	(10.5)	—	(10.5)
Amortization of debt and debt modification costs	(85.3)	(99.5)	(9.1)	(1.8)	(7.3)
Unrealized gain (loss) on derivatives	3.9	(2.5)	2.7	2.7	—
Unrealized transaction (loss) gain on Euro-denominated debt	—	(19.2)	2.8	2.8	—
Gain on sale of property and equipment	24.8	9.7	4.1	0.3	3.8
(Loss) gain on ineffectiveness of interest rate swaps	(20.4)	1.0	(1.0)	(1.0)	—
Minority interest	(19.7)	(16.7)	(12.6)	(0.3)	(12.3)
Deferred taxes on income	(59.5)	(46.1)	423.7	12.2	411.5
Provision for losses on doubtful accounts	(13.9)	(17.1)	(11.9)	(0.5)	(11.4)
Provision (benefit) for taxes on income	102.3	83.7	179.1	(12.2)	191.3
Interest expense, net of interest income	875.8	860.7	500.0	25.8	474.2
Net changes in assets and liabilities	(380.7)	(263.6)	297.7	293.5	4.2

EBITDA	$3,488.0	$3,100.8	$2,819.5	$43.7	$2,775.8

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Revenues

	Years Ended December 31,
				% Change
	2007	2006	$ Change
Revenues
Car rental	$6,800.7	$6,273.6	$527.1	8.4%
Equipment rental	1,755.3	1,672.1	83.2	5.0%
Other	129.6	112.7	16.9	15.0%

Total revenues	$8,685.6	$8,058.4	$627.2	7.8%

Total revenues increased 7.8% for the year ended December 31, 2007 compared to the year ended December 31, 2006. Revenues from our car rental operations increased 8.4%, primarily as a result of a 5.0% increase in car rental volume worldwide, the effects of foreign currency translation of approximately $179.7 million and an increase in airport concession recovery fees of $67.1 million.

RPD for worldwide car rental was unchanged from 2006, as a slight improvement of 0.9% in international RPD was offset by a slight decline of 0.4% in U.S. RPD. U.S. airport RPD increased 0.7%, reflecting our increased pricing, partly offset by a decline in U.S. off-airport RPD of 2.2%, reflecting the continued growth of longer length, lower RPD business, which has a lower cost profile. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth.

Revenues from our equipment rental operations increased 5.0%, due to higher rental volume and improved pricing worldwide and the effects of foreign currency translation of $34.0 million.

Revenues from all other sources increased 15.0%, primarily due to an increase in car rental licensee revenue of $13.9 million.

Expenses

	Years Ended December 31,
				% Change
	2007	2006	$ Change
Expenses:
Direct operating	$4,644.1	$4,476.0	$168.1	3.8%
Depreciation of revenue earning equipment	2,003.4	1,757.2	246.2	14.0%
Selling, general and administrative	773.5	723.8	49.7	6.9%
Interest, net of interest income	875.8	860.7	15.1	1.8%

Total expenses	$8,296.8	$7,817.7	$479.1	6.1%

Total expenses increased 6.1%, and total expenses as a percentage of revenues decreased from 97.0% for the year ended December 31, 2006 to 95.5% in for the year ended December 31, 2007.

Direct operating expenses increased 3.8% as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

  Other direct operating expenses increased $115.3 million, or 6.3%. The increase was primarily related to an increase in worldwide rental volume including increases in concession fees in our car rental operations of $45.3 million and commission fees of $30.8 million, restructuring charges of $41.2 million, and the effects of foreign currency translation of approximately $50.4 million.

  Fleet related expenses increased $52.0 million, or 5.0%. The increase was primarily related to an increase in worldwide rental volume and included increases in self-insurance of $17.9 million, gasoline costs of $15.5 million, vehicle licenses and taxes of $8.3 million, vehicle registration fees of $6.5 million and the effects of foreign currency translation of approximately $39.5 million.

  Personnel related expenses increased by $0.8 million. The increase was primarily related to increases in international wages of $32.3 million related to the effects of foreign currency of $35.2 million and incentive compensation of $7.4 million, partly offset by a decrease in the employee vacation accrual resulting from a change in our U.S. vacation policy of $29.9 million and a decrease in U.S. wages of $5.5 million.

Depreciation of revenue earning equipment for our car rental operations of $1,695.4 million for the year ended December 31, 2007 increased 14.6% from $1,479.6 million for the year ended December 31, 2006. The increase was primarily due to the higher cost of vehicles in the United States, an increase in average fleet operated, lower net proceeds received in excess of book value on the disposal of used vehicles, a $13.7 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles and the effects of foreign currency translation. Depreciation of revenue earning equipment in our equipment rental operations of $308.0 million for the year ended December 31, 2007 increased 11.0% from $277.6 million for the year ended December 31, 2006. The increase was primarily due to an increase in the quantity of equipment operated, as well as lower net proceeds received in excess of book value on the disposal of used equipment, partly offset by a $13.1 million net decrease in depreciation in certain of our equipment rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of equipment.

Selling, general and administrative expenses increased 6.9%, primarily due to increases in administrative and advertising expenses and the effects of foreign currency translation of approximately $25.7 million. Administrative expenses increased $24.2 million primarily due to restructuring charges of

$55.3 million, increases in stock-based employee compensation expense of $16.3 million, pension costs of $3.6 million and management incentive compensation of $2.9 million, partly offset by foreign currency transaction losses of $19.2 million associated with our Euro-denominated debt in 2006, stock purchase compensation expense of $13.3 million in 2006 relating to the purchase of stock by our Chief Executive Officer, a decrease in consultant fees of $9.7 million, an increase in the unrealized gain on our HIL swaptions of $6.4 million and a decrease in the employee vacation accrual resulting from a change in our U.S. vacation policy of $6.4 million. Additionally, advertising expenses increased $22.8 million primarily due to expanded media advertising, primarily in television.

Interest expense, net of interest income, increased 1.8%, primarily due to an increase in the weighted average interest rate, expenses related to the current year ineffectiveness of our HVF swaps of $20.4 million and the write-off in 2007 of $16.2 million in unamortized debt costs associated with the debt modification, partly offset by a decrease in the weighted average debt outstanding.

Adjusted Pre-Tax Income (Loss)

Adjusted pre-tax income for our car rental segment of $609.1 million increased 29.0% from $472.3 million for the year ended December 31, 2006. The increase was primarily due to transaction day improvement and lower total expenses as a percentage of revenues. Adjusted pre-tax income for our equipment rental segment of $373.8 million increased 8.2% from $345.5 million for the year ended December 31, 2006. The increase was primarily due to increased rental volumes and lower total expenses as a percentage of revenues. Adjusted pre-tax loss for "Corporate and other" of $322.2 million decreased 2.6% from $330.9 million for the year ended December 31, 2006. The decrease was primarily due to a decrease in interest expense, partly offset by an increase in selling, general and administrative expenses.

	Years Ended December 31,
				% Change
	2007	2006	$ Change
Income before income taxes and minority interest	$388.8	$240.7	$148.1	61.5%
Provision for taxes on income	(102.3)	(83.7)	(18.6)	22.2%
Minority interest	(19.7)	(16.7)	(3.0)	17.8%

Net income	$266.8	$140.3	$126.5	90.2%

Provision for Taxes on Income and Minority Interest

The provision for taxes on income increased 22.2%, primarily due to an increase in income before taxes and minority interest. The effective tax rate for 2007 decreased to 26.3% from 34.8% in 2006, primarily due to a net reduction in the global valuation allowance and a reduction to the net deferred tax liability attributable to decreases in statutory income tax rates in various jurisdictions. See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Minority interest increased 17.8% primarily due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in 2007 as compared to 2006.

Net Income

Net income increased 90.2% primarily due to higher rental volume in our worldwide car and equipment rental operations, partly offset by higher fleet costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Effects of Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the year ended December 31, 2007 (in millions of dollars):

Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$61.2
Revenue earning equipment	19.8
Property and equipment	7.8
Accretion of revalued liabilities:
Discount on debt	7.0
Workers' compensation and public liability and property damage	5.5

$101.3

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

  Fleet related expenses increased $69.2 million, or 7.1%. The majority of the increase primarily related to the increase in worldwide rental volume and included increases in gasoline costs of $28.9 million, which also reflects the higher price of gasoline, vehicle damage and maintenance expense of $25.1 million, vehicle excise tax of $5.4 million, self-insurance expense of $4.1 million and the effects of foreign currency translation of approximately $8.7 million.

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

The provision for taxes on income of $83.7 million for the year ended December 31, 2006 decreased by 53.2% from $179.1 million for the year ended December 31, 2005, primarily due to a decrease in income before income taxes and minority interest for the year ended December 31, 2006 as compared to the year ended December 31, 2005 and a $31.3 million provision relating to the repatriation of foreign earnings for the year ended December 31, 2005. The decrease was partly offset by the establishment of valuation allowances of $9.8 million relating to the realization of deferred tax assets in certain European countries and the establishment of certain federal and state contingencies for the year ended December 31, 2006 and the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million and favorable foreign tax adjustments of $5.3 million for the year ended December 31, 2005. The effective tax rate for the year ended December 31, 2006 was 34.8% as compared to 33.1% for the year ended December 31, 2005. See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Minority interest of $16.7 million for the year ended December 31, 2006 increased $4.1 million from $12.6 million for the year ended December 31, 2005. The increase was due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the year ended December 31, 2006.

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

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the year ended December 31, 2006 (in millions of dollars):

Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$61.2
Revenue earning equipment	13.8
Property and equipment	10.0
Accretion of revalued liabilities:
Discount on debt	8.8
Workers' compensation and public liability and property damage	5.4

$99.2

Liquidity and Capital Resources

As of December 31, 2007, we had cash and equivalents of $729.7 million, an increase of $57.9 million from December 31, 2006. As of December 31, 2007, we had $661.0 million of restricted cash to be used for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the year ended December 31, 2007 was $3,093.6 million, an increase of $456.0 million from the year ended December 31, 2006. This increase was primarily due to a year-over-year improvements in working capital and net income.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the year ended December 31, 2007 was $2,343.6 million, an increase of $65.4 million from the year ended December 31,

2006. The increase is primarily due to a decrease in proceeds from the disposal of revenue earning equipment, partly offset by a decrease in the year-over-year net change in restricted cash and a decrease in revenue earning equipment expenditures. For the year ended December 31, 2007, our expenditures for revenue earning equipment were $11,342.1 million, partially offset by proceeds from the disposal of such equipment of $9,214.3 million. These assets are purchased by us in accordance with the terms of programs negotiated with the car and equipment manufacturers.

For the year ended December 31, 2007, our expenditures for property and non-revenue earning equipment were $196.0 million. For the year ended December 31, 2007, we experienced a level of net expenditures for revenue earning equipment and property and equipment slightly higher than our net expenditures for the year ended December 31, 2006. This increase was due to a year-over-year decrease in disposal proceeds relating to revenue earning equipment, partly offset by decreases in year-over-year expenditures for both revenue earning equipment and property and equipment. For 2008, we expect the level of net expenditures for revenue earning equipment, property and non-revenue earning equipment to be similar to that of 2007. See "—Capital Expenditures" below.

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

As of December 31, 2007, we had approximately $11,960.1 million of total indebtedness outstanding. Cash paid for interest during the year ended December 31, 2007, was $814.5 million, net of amounts capitalized.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For further information concerning our asset-backed financing programs, see "—Fleet Financing" below. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors—Risks Related to Our Business—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities or the fleet financing facility relating to our car rental fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, Brazil, Canada, Belgium and our U.K. leveraged financing, all as described in more detail below. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian HERC business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

We believe that cash generated from operations, together with amounts available under the Senior Credit Facilities, asset-backed financing and other available financing arrangements will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Recent turmoil in the credit markets and the financial instability of insurance companies providing financial guarantees for asset backed securities has reduced the availability of debt financing, which may result in increases in the interest rates at which lenders are willing to make debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A—Risk Factors."

Financing

Senior Credit Facilities

Senior Term Facility.    In connection with the Acquisition, Hertz entered into a credit agreement, dated December 21, 2005, with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consisted of a $2,000.0 million secured term loan facility (which was decreased in February 2007 to $1,400.0 million) providing for loans denominated in U.S. dollars, which included a delayed draw facility of $293.0 million (which was utilized in 2006). In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility and $182.2 million in letters of credit. As of December 31, 2007, we had $1,362.7 million in borrowings outstanding under this facility, which is net of a discount of $23.4 million and had issued $242.7 million in letters of credit. The term loan facility and the synthetic letter of credit facility will mature in December 2012.

Senior ABL Facility.    Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz entered into a credit agreement, dated December 21, 2005, with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million (which was increased in February 2007 to $1,800.0 million) under a revolving loan facility providing for loans denominated in U.S. dollars, Canadian dollars, euros and pounds sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. On the Closing Date, Hertz borrowed $206 million under this facility and Matthews Equipment Limited, or "Matthews," one of Hertz's Canadian subsidiaries, borrowed CAN$225 million under this facility, in each case to finance a portion of the Transactions. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews and its subsidiaries Western Shut-Down (1995) Ltd. and Hertz Canada Equipment Rental Partnership are the Canadian borrowers under the Senior ABL Facility. At December 31, 2007, net of a discount of $19.1 million, Hertz and Matthews Equipment Limited collectively had $191.8 million in borrowings outstanding under this facility and issued $21.4 million in letters of credit. The Senior ABL Facility will mature in February 2012.

Our obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., our immediate parent and most of our direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt facility and similar special purpose financings), though HERC does not guarantee our obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing). Consequently, these assets will not be available to satisfy the claims of our general creditors.

The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrowers are subject to financial covenants, including a requirement to maintain a specified leverage ratio and a specified interest coverage ratio for specified periods (the requirements for both of these ratios vary throughout the term of the Senior Term Facility). Also, under the Senior ABL Facility, if the borrowers fail to maintain a specified minimum level of borrowing capacity, they will then be subject to financial covenants under such facility, including a specified leverage ratio (the ratio varies throughout the term of the Senior ABL Facility) and a specified fixed charges coverage ratio of one to one. Failure to comply with the financial covenants under the Senior Credit Facilities would result in a default under the credit agreements governing the Senior Credit Facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the Senior Credit Facilities. As of December 31, 2007, Hertz was in compliance with such financial covenants. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and provide for customary events of default.

On June 30, 2006, we entered into amendments to each of our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in these credit facilities to enter into certain sale and leaseback transactions, to pay cash dividends and make loans to Hertz Holdings that would, among other things, provide Hertz Holdings with cash for the payment of interest on Hertz Holdings' indebtedness (including, but not limited to, the Hertz Holdings Loan Facility) and, in the case of the amendment to the Senior Term Facility, to make investments. Our ability to pay cash dividends and make loans to Hertz Holdings remains subject to our meeting specified financial tests, as described above, as well as requirements imposed by applicable Delaware law. The amendment to the Senior Term Facility also permits us to use proceeds of the $293 million Delayed Draw Term Loan to repay borrowings outstanding under the Senior ABL Facility, in addition to repaying certain of our other outstanding indebtedness. On May 15, 2006, we borrowed approximately $84.9 million under the Delayed Draw Term Loan and used the proceeds thereof to repay its 6.5% Senior Notes due 2006. We borrowed the remaining portion of the Delayed Draw Term Loan on July 10, 2006, and applied the proceeds thereof to repay borrowings outstanding under the Senior ABL Facility.

On February 9, 2007, we entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that Hertz and its subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility. During the year ended December 31, 2007, we recorded an expense of $14.0 million, in our consolidated statement of operations, in "Interest, net of interest income," associated with the write-off of debt costs in connection with the amendment of the Senior Term Facility.

Additionally, in February 2007, we permanently repaid a portion of the Senior Term Facility, bringing the maximum borrowings thereunder down from $2,000 million to $1,400 million.

On February 15, 2007, Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries entered into an amendment to its Senior ABL Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior ABL Facility by up to 25 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) increasing the availability under the Senior ABL Facility from $1,600 million to $1,800 million; (iii) extending the term of the commitments under the Senior ABL Facility to February 15, 2012; (iv) increasing the amounts of certain other types of indebtedness that the borrowers and their subsidiaries may incur outside of the Senior ABL Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior ABL Facility. During the year ended December 31, 2007, we recorded an expense of $2.2 million in our consolidated statement of operations, in "Interest, net of interest income," associated with the write-off of debt costs in connection with the amendment of the Senior ABL Facility.

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

On September 30, 2007, the Senior ABL Facility was amended to add Hertz Canada Equipment Rental Partnership, an Ontario General Partnership, as an additional Canadian Borrower. Hertz Canada Equipment Rental Partnership, whose partners are our wholly-owned subsidiary, Matthews and its wholly-owned subsidiary, was formed in connection with a reorganization of Matthews and, as part of that reorganization, received title to most of the assets of Matthews.

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

As of December 31, 2007, $2,131.4 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our foreign operations. For the nine months ended September 30, 2006, we incurred unrealized exchange transaction losses of $19.2 million resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of December 31, 2007, $27.8 million of losses, which is net of tax of $18.3 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our consolidated balance sheet in "Accumulated other comprehensive income (loss)." The Senior Notes will mature in January 2014, and the Senior Subordinated Notes will mature in January 2016. The

Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Hertz's obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

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

Fleet Financing

U.S. Fleet Debt.    In connection with the Acquisition, Hertz Vehicle Financing LLC, or "HVF," a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, dated as of December 21, 2005, with BNY Midwest Trust Company as trustee, or the "ABS Indenture," and a number of related supplements to the ABS Indenture, each dated as of December 21, 2005, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the "ABS Supplement." On the Closing Date, HVF, as issuer, issued approximately $4,300 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement, the net proceeds of which were used to finance the purchase of vehicles from related entities and the repayment or cancellation of existing debt. HVF also issued approximately $1,500 million of variable funding notes in two series, none of which were funded at closing. As of December 31, 2007, $4,299.9 million (net of a $0.1 million discount) were outstanding in the form of these medium term notes.

Each class of notes has an expected final payment date approximately three, four or five years from the Closing Date. The variable funding notes will be funded through the bank multi seller commercial paper market. The assets of HVF, including the U.S. car rental fleet owned by HVF and certain related assets, collateralize the U.S. Fleet Debt and Pre-Acquisition ABS Notes. Consequently, these assets will not be available to satisfy the claims of our general creditors.

On October 24, 2007, supplements to the ABS Indenture were amended to increase the maximum non-eligible vehicle amount from 65% to 85% of the adjusted aggregate asset amount, thus effectively increasing the amount of vehicles which are not subject to manufacturer repurchase programs that can be included in the borrowing base under the ABS Program.

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the swaps from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the swaps, which range from approximately 1 to 3 years. For the year ended December 31, 2007, we recorded an expense of $20.4 million in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of our HVF Swaps. The ineffectiveness resulted from a decline in the value of the swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the swaps. The effective portion of the change in fair value of the swaps is recorded in "Accumulated other comprehensive income." As of December 31, 2007 and 2006, the balance reflected in "Accumulated other comprehensive income," net of tax, was a loss of $45.6 million, and a gain of $3.5 million, respectively. As of December 31, 2006, the fair value of the HVF Swaps was an asset of $50.6 million, which is reflected in our consolidated balance sheet in "Prepaid expenses and other assets." As of December 31, 2007, the fair value of our HVF Swaps was a liability of $50.2 million, which is reflected in our consolidated balance sheet in "Other accrued liabilities."

The U.S. Fleet Debt issued on the closing date of the Acquisition has the benefit of financial guaranty insurance policies under which either MBIA or Ambac will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

In connection with the entrance into the HVF swaps, we entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an amortization event the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps, and is transferred to us. There was no payment associated with these differential swaps and their notional amounts are and will continue to be zero unless 1) there is an amortization event, which causes the amortization of the loan balance, or 2) the debt is prepaid.

An event of bankruptcy (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA or Ambac would constitute an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the facility or facilities instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer event of bankruptcy could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

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

International Fleet Debt.    In connection with the Acquisition, Hertz International, Ltd., or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL's subsidiaries or as non-affiliated "orphan" companies), or "SPEs," entered into revolving bridge loan facilities providing commitments to lend, in various currencies an aggregate amount equivalent to approximately

$2,768.9 million (calculated as of December 31, 2007), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL's subsidiaries (all of which are organized outside the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL's subsidiaries organized outside North America or one or more SPEs, as the case may be. As of the closing date of the Acquisition, the foreign currency equivalent of $1,781 million of indebtedness under the International Fleet Debt facilities was issued and outstanding under these facilities. At closing, Hertz utilized the proceeds from these financings to finance a portion of the Transactions. As of December 31, 2007, the foreign currency equivalent of $1,881.6 million in borrowings was outstanding under these facilities, net of a $0.3 million discount. These facilities are referred to collectively as the "International Fleet Debt facilities."

The International Fleet Debt facilities consist of four revolving loan tranches (Tranches A1, A2, B and C), each subject to borrowing bases comprising the revenue earning equipment and related assets of each applicable borrower or the corresponding fleet owned entity. A portion of the Tranche C loan is available for the issuance of letters of credit.

The obligations of the borrowers under the International Fleet Debt facilities are guaranteed by HIL, and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. The assets that collateralize the International Fleet Debt facilities will not be available to satisfy the claims of our general creditors.

The facilities under each of the tranches mature five years from the Closing Date of the Acquisition. Subject to certain exceptions, the loans are subject to mandatory prepayment and reduction in commitment amounts equal to the net proceeds of specified types of take-out financing transactions and asset sales.

The International Fleet Debt facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt facilities) that, among other things, limit or restrict the ability of our subsidiary, HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until such time as 50% of the commitments under the International Fleet Debt facilities as of the closing date of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL's ability to pay dividends to Hertz as of December 31, 2007, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the

International Fleet Debt facilities. As of December 31, 2007, there were $30.8 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and now expire on June 5, 2008. As of December 31, 2007 and December 31, 2006, the fair value of the swaptions was €6.2 million (or $9.2 million) and €1.3 million (or $1.7 million), respectively, which is reflected in our consolidated balance sheet in "Prepaid expenses and other assets." During the years ended December 31, 2007 and 2006, the fair value adjustment related to these swaptions was a gain of $3.9 million and a loss of $2.5 million, respectively, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. Additionally, as of December 31, 2007, we have incurred $40.4 million of financing costs related to the anticipated take-out international asset-based facilities, which are recorded on our consolidated balance sheet in "Prepaid expenses and other assets." We expect to enter into these take-out international asset-based facilities upon completion of the structuring and amortize the costs over the term of the facility.

On December 21, 2007, HIL, certain of its subsidiaries (all of which are organized outside the United States), Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein, entered into an amendment agreement, or the "Amendment Agreement," amending the revolving bridge loan facilities agreement, dated December 21, 2005 and amended as of March 21, 2007 (as further amended by the Amendment Agreement, or the "SBFA"). The Amendment Agreement, which became effective on December 21, 2007, was entered into for the purpose of (i) amending certain terms affecting the margins on the revolving bridge loan facilities established by the SBFA, and (ii) effecting certain technical and administrative changes to the terms of the facilities. Additionally, the intercreditor deed pertaining to the International Fleet Debt facilities was amended to, among other things, remove the Brazilian facility.

Fleet Financing Facility.    On September 29, 2006, Hertz and Puerto Ricancars, Inc., a Puerto Rican corporation and wholly-owned indirect subsidiary of Hertz, or "PR Cars," entered into a credit agreement to finance the acquisition of our and/or PR Cars' fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, dated as of September 29, 2006, or the "Fleet Financing Facility," with the several banks and other financial institutions from time to time party thereto as lenders, Gelco Corporation d.b.a. GE Fleet Services, or the "Fleet Financing Agent," as administrative agent, as collateral agent for collateral owned by Hertz and as collateral agent for collateral owned by PR Cars. Affiliates of Merrill Lynch & Co. are lenders under the Fleet Financing Facility.

The Fleet Financing Facility provides (subject to availability under a borrowing base) a revolving credit facility of up to $275 million to Hertz and PR Cars. On September 29, 2006, Hertz borrowed $124 million under this facility to refinance other debt. As of December 31, 2007, Hertz and PR Cars had $150.4 million (net of a $1.6 million discount) and $20.0 million, respectively, of borrowings outstanding under this facility. The borrowing base formula is subject to downward adjustment upon the occurrence of certain events and (in certain other instances) at the permitted discretion of the Fleet Financing Agent.

The Fleet Financing Facility will mature in December 2011 but Hertz and PR Cars may terminate or reduce the commitments of the lenders thereunder at any time. The Fleet Financing Facility is subject to mandatory prepayment in the amount by which outstanding extensions of credit to Hertz or PR Cars exceed the lesser of the Hertz or PR Cars borrowing base, as applicable, and the commitments then in effect.

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

At the applicable borrower's election, the interest rates per annum applicable to the loans under the Fleet Financing Facility will be based on a fluctuating rate of interest measured by reference to either (1) LIBOR plus a borrowing margin of 125 basis points or (2) an alternate base rate of the prime rate plus a borrowing margin of 25 basis points. As of December 31, 2007, the average interest rate was 6.3% (LIBOR based).

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

Brazilian Fleet Financing Facility.    On April 4, 2007, our Brazilian subsidiary, Car Rental Systems Do Brasil Locacao De Veiculos Ltda., or "Hertz Brazil," entered into an agreement amending and restating its credit facility to, among other things, increase the facility to R$130 million (or $73.2 million), consisting of an R$70 million (or $39.4 million) term loan facility and an R$60 million (or $33.8 million) revolving credit facility (the "Brazilian Fleet Financing Facility"). The borrowing margin was reduced from 300 basis points over CDI (Brazil's interbank deposit rate) to 225 basis points over CDI. The amendment also increased the borrowing base advance rate from 80% to 85% of the value of the fleet. The credit facility is secured by Hertz Brazil's fleet of vehicles and backed by a $63.5 million Hertz guarantee. This facility will mature in December 2010. As of December 31, 2007, the foreign currency equivalent of $62.9 million in borrowings were outstanding under this facility.

Canadian Fleet Financing Facility.    On May 30, 2007, our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, entered into a Note Purchase Agreement with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian rental car fleet (the "Canadian Fleet Financing Facility"). The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $392.1 million). This facility matures in May 2012. As of December 31, 2007, the foreign currency equivalent of $155.4 million in borrowings were outstanding under this facility.

On December 24, 2007, Hertz Canada Limited, an indirect subsidiary of Hertz, and certain subsidiaries of Hertz Canada Limited, entered into a waiver and agreement with CARE Trust (the "waiver and agreement"). The waiver and agreement allows the borrowers to designate certain vehicles as "unfunded risk vehicles" during a waiver period, which began on December 24, 2007 and will end on March 31, 2008. During the waiver period, vehicles designated as unfunded risk vehicles are excluded from the calculation of the borrowing base and are also excluded for purposes of determining whether certain covenants regarding the composition of the vehicle pool are satisfied.

Belgian Fleet Financing Facility.    On June 21, 2007, our Belgian subsidiary, Hertz Belgium BVBA, entered into a secured revolving credit facility with varying facility limits of up to €27.4 million (or $40.4 million) maturing in December 2010 (the "Belgian Fleet Financing Facility"). The new facility refinanced the Belgian portion of the International Fleet Debt facilities. This facility is guaranteed by HIL and the fleet assets used in the Belgian operations are pledged as collateral for this debt. Interest is charged at a spread over the Euribor. This facility contains a number of covenants typical for this type of facility, including restrictions on additional indebtedness, creation of liens, engaging in mergers and change of business. As of December 31, 2007, the foreign currency equivalent of $30.0 million in borrowings were outstanding under this facility.

U.K. Leveraged Financing.    On December 21, 2007, our subsidiary in the United Kingdom, or the "U.K.," Hertz (U.K.) Limited, entered into an agreement for a sale and lease back facility with a financial institution in the U.K., under which we may sell and leaseback fleet up to the value of £135.0 million (or $271.2 million). The amount available under this facility increases over the term of the facility. The facility is scheduled to mature in December 2013. This facility refinanced the U.K. portion of the International Fleet Debt facilities. This facility is guaranteed by HIL and pricing is based on current LIBOR. This facility contains covenants typical for this type of facility including restrictions on engaging in mergers and change of business, and includes requirements to meet on a quarterly basis certain ratios measuring utilization, interest coverage and net worth. As of December 31, 2007, the foreign currency equivalent of $222.7 million in borrowings were outstanding under this facility.

Pre-Acquisition Debt

As of December 31, 2007, we had approximately $509.4 million (net of a $5.1 million discount) outstanding in pre-Acquisition promissory notes issued under three separate indentures at an average interest rate of 7.1%. These pre-Acquisition promissory notes have maturities ranging from 2008 to 2028.

As of December 31, 2006, we had approximately €7.6 million (or $10.0 million) outstanding in pre-Acquisition Euro Medium Term Notes, in connection with which we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006 and maturing on July 16, 2007. The purpose of this interest rate swap was to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro Medium Term Notes. On June 30, 2007, the remaining notes outstanding and related interest rate swap agreements pursuant to the Euro Medium Term Note Program were repaid in full and expired, respectively.

We also had outstanding as of December 31, 2007 approximately $303.6 million in borrowings, net of a $3.9 million discount, consisting of pre-Acquisition ABS Notes with an average interest rate of 3.1%. These pre-Acquisition ABS Notes have maturities ranging from 2008 to 2009. See "U.S. Fleet Debt" for a discussion of the collateralization of the pre-Acquisition ABS Notes.

Credit Facilities

As of December 31, 2007, the following credit facilities were available for the use of Hertz and its subsidiaries:

•
The Senior Term Facility had approximately $7.3 million available under the letter of credit facility.

•
The Senior ABL Facility had the foreign currency equivalent of approximately $1,570.6 million of remaining capacity, all of which was available under the borrowing base limitation and $178.6 million of which was available under the letter of credit facility sublimit.

•
The U.S. Fleet Debt had approximately $1,500.0 million of remaining capacity and $17.8 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

•
The International Fleet Debt facilities had the foreign currency equivalent of approximately $885.6 million of remaining capacity and $223.3 million available under the borrowing base limitation.

•
The Fleet Financing Facility had approximately $103.0 million of remaining capacity and $4.8 million available under the borrowing base limitation.

•
The Brazilian Fleet Financing Facility had the foreign currency equivalent of approximately $10.3 million of remaining capacity and $10.3 million available under the borrowing base limitation.

•
The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $236.7 million of remaining capacity and no amounts available under the borrowing base limitation.

•
The U.K. Leveraged Financing Facility had the foreign currency equivalent of approximately $48.5 million of remaining capacity and no amounts available under the borrowing base limitation.

As of December 31, 2007, substantially all of our assets were pledged under one or more of the facilities noted above.

Contractual Obligations

The following table details the contractual cash obligations for debt and related interest payable, operating leases and concession agreements, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," or "FIN 48," liability and interest and other purchase obligations as of December 31, 2007 (in millions of dollars):

		Payments Due by Period
	Total	2008	2009 to 2010	2011 to 2012	After 2012	All Other
Debt(1)	$12,013.6	$3,604.2	$3,945.6	$297.2	$4,166.6	$—
Interest on debt(2)	2,952.8	772.2	1,028.4	745.9	406.3	—
Operating leases and concession agreements(3)	1,812.1	426.4	533.3	302.8	549.6	—
FIN 48 liability and interest(4)	30.7	—	—	—	—	30.7
Purchase obligations(5)	5,006.4	4,949.5	55.7	1.2	—	—

Total	$21,815.6	$9,752.3	$5,563.0	$1,347.1	$5,122.5	$30.7

(1)
Amounts represent aggregate debt obligations included in "Debt" in our consolidated balance sheet and include $2,767.7 million of other short-term borrowings. These amounts exclude estimated payments under interest rate swap agreements. See Note 3 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

(2)
Amounts represent the estimated interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at December 31, 2007. The minimum non-cancelable obligations under the International Fleet Debt, Senior ABL Facility and the Fleet Financing Facility matures between January and March 2008. While there was no requirement to do so, these obligations were subsequently renewed.

(3)
Includes obligations under various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and lease agreements for real estate, revenue earning equipment and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

(4)
As of December 31, 2007, represents our FIN 48 liability and FIN 48 net accrued interest and penalties of $18.7 million and $12.0 million, respectively. We are unable to reasonably estimate the timing of FIN 48 liability and interest and penalty payments in individual years beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions. See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

(5)
Purchase obligations represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts, which state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations as of December 31, 2007, $4,864.9 million represent fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements. We do not regard our employment relationships with our employees as "agreements to purchase services" for these purposes.

Capital Expenditures

The table below shows revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2007, 2006 and 2005 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditure (Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2007
Successor
First Quarter	$3,333.2	$(2,243.2)	$1,090.0	$37.6	$(10.8)	$26.8
Second Quarter	3,817.6	(2,061.9)	1,755.7	59.7	(16.6)	43.1
Third Quarter	2,418.4	(2,268.9)	149.5	46.8	(25.8)	21.0
Fourth Quarter	1,772.9	(2,640.3)	(867.4)	51.9	(45.8)	6.1

Total Year	$11,342.1	$(9,214.3)	$2,127.8	$196.0	$(99.0)	$97.0

2006
Successor
First Quarter	$3,862.1	$(2,591.3)	$1,270.8	$64.7	$(20.6)	$44.1
Second Quarter	3,678.2	(2,308.2)	1,370.0	65.9	(9.9)	56.0
Third Quarter	1,814.5	(2,099.0)	(284.5)	50.5	(23.2)	27.3
Fourth Quarter	2,066.1	(2,556.5)	(490.4)	42.8	(20.2)	22.6

Total Year	$11,420.9	$(9,555.0)	$1,865.9	$223.9	$(73.9)	$150.0

2005
Predecessor
First Quarter	$3,600.2	$(2,307.4)	$1,292.8	$81.3	$(9.5)	$71.8
Second Quarter	4,040.4	(2,304.3)	1,736.1	105.5	(22.9)	82.6
Third Quarter	2,377.5	(2,579.5)	(202.0)	92.9	(19.9)	73.0
Fourth Quarter (Oct. 1-Dec. 20, 2005)	2,168.1	(2,915.1)	(747.0)	54.8	(24.1)	30.7
Successor
Fourth Quarter (Dec. 21-Dec. 31, 2005)	234.8	(199.7)	35.1	8.5	(1.5)	7.0

Total Year	$12,421.0	$(10,306.0)	$2,115.0	$343.0	$(77.9)	$265.1

Revenue earning equipment expenditures in our car rental operations were $10,631.9 million, $10,545.7 million and $11,493.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue earning equipment expenditures in our equipment rental operations were $710.2 million, $875.2 million and $927.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2007 increased by 0.8% and decreased by 18.9%, respectively, compared to the year ended December 31, 2006. The increase in our car rental revenue earning equipment expenditures is primarily due to higher rental volumes during the year ended December 31, 2007 as compared to the year ended December 31, 2006, which required us to maintain higher fleet levels. The decrease in our equipment rental operations revenue earning equipment expenditures is primarily due to reduced spending on earth moving equipment as a result of slowing non-residential construction growth and our efforts to age our equipment rental fleet during the year ended December 31, 2007 as compared to the year ended December 31, 2006. Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2006 decreased by 8.2% and 5.6%, respectively, compared to the year ended December 31, 2005. The decrease in our car rental revenue earning equipment expenditures is due to the change in the mix of purchases made during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Property and equipment expenditures in our car rental operations were $132.8 million, $166.4 million and $271.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Property and equipment expenditures in our equipment rental operations were $60.4 million, $54.4 million and $69.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Property and equipment expenditures in our "corporate and other" activities were $2.8 million, $3.1 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Property and equipment expenditures in our car rental, equipment rental and "corporate and other" operations for the year ended December 31, 2007 decreased by 20.2%, increased by 11.0% and decreased by 9.7%, respectively, compared to the year ended December 31, 2006. Property and equipment expenditures in our car rental, equipment rental and "corporate and other" operations for the year ended December 31, 2006 decreased by 38.6%, 21.2% and increased by 6.9%, respectively, compared to the year ended December 31, 2005.

For the year ended December 31, 2007, we experienced a level of net expenditures for revenue earning equipment and property and equipment slightly higher than our net expenditures in 2006. This increase was due to a year-over-year decrease in disposal proceeds relating to revenue earning equipment, partly offset by decreases in year-over-year expenditures for both revenue earning equipment and property and equipment.

For the year ended December 31, 2006, we experienced a level of net expenditures for revenue earning equipment and property and equipment slightly lower than our net expenditures in 2005. This decrease was due to a decrease in the percentage of program cars purchased and an increase in the percentage of lower cost non-program cars purchased for the year ended December 31, 2006.

Off-Balance Sheet Commitments

As of December 31, 2007 and December 31, 2006, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz

Holdings and Hertz will indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. Hertz Holdings also entered into indemnification agreements with each of our directors in connection with the initial public offering of the common stock of Hertz Holdings in November 2006. We do not believe that these indemnifications are reasonably likely to have a material impact on us.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of December 31, 2007 and December 31, 2006, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our consolidated balance sheet in "Other accrued liabilities" were $2.7 million and $3.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management."

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures, see Note 13 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Interest Rate Risk

From time to time, we may enter into interest rate swap agreements to manage interest rate risk. In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF and Hertz entered into seven interest rate swap agreements, or the "HVF swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS 133. The HVF swaps were entered into for the purpose of locking in the interest cash outflows on the floating rate

U.S. Fleet Debt. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations.

In connection with the entrance into the HVF swaps, Hertz entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an amortization event the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps, and is transferred to us. There was no payment associated with these differential swaps and their notional amounts are and will continue to be zero unless 1) there is an amortization event, which causes the amortization of the loan balance, or 2) the debt is prepaid.

An event of bankruptcy (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA or Ambac would constitute an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the facility or facilities instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer event of bankruptcy could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

In connection with the remaining €7.6 million untendered balance of our Euro Medium Term Notes, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006, and maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro Medium Term Notes. On June 30, 2007, the remaining notes outstanding and related interest rate swap agreements pursuant to the Euro Medium Term Note Program were repaid in full and expired, respectively.

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

See Notes 3 and 13 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

We have a significant amount of debt (including under our U.S. and International Fleet Debt and Senior ABL Facility) with variable rates of interest based generally on LIBOR, EURIBOR or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of December 31, 2007, our net income would decrease by an estimated $9.9 million over a twelve-month period.

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of December 31, 2007, were approximately $0.3 million, and we limit counterparties to financial institutions that have strong credit ratings.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations.

In connection with the Transactions, we issued €225 million of unhedged Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investment in our foreign operations. For the nine months ended September 30, 2006, we incurred unrealized exchange transaction losses of $19.2 million resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of December 31, 2007, $27.8 million of losses, which are net of tax of $18.3 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our consolidated balance sheet in "Accumulated other comprehensive income (loss)."

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Like-Kind Exchange Program

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in a material deferral of federal and state income taxes for fiscal 2007. A like-kind exchange program for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form. In addition, the benefit of deferral is subject to recapture, if, for example, there were a material downsizing of our fleet.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." Our 2007 worldwide pre-tax pension expense was approximately $42.1 million, which is an increase of $6.5 million from 2006. The increase in expense compared to 2006 is attributable to net curtailment and settlement charges of $3.3 million and the effects of foreign currency translation. To the extent that there are layoffs affecting a significant number of employees covered by any pension plan worldwide, 2008 expense could vary significantly because of further charges or credits.

The funded status (i.e., the dollar amount by which the present value of projected benefit obligations exceeded the market value of pension plan assets) of our U.S. qualified plan, in which most domestic employees participate, declined as of December 31, 2007, compared with December 31, 2006. The ratio of assets to the projected benefit obligation was consistent from December 31, 2006 to December 31, 2007. The primary reason for the decline in dollar terms is that no contributions were made in 2007.

We review our pension assumptions regularly and from time to time make contributions beyond those legally required. For example, no discretionary contributions were made to our U.S. qualified plan in the years ended December 31, 2007 and 2006 and a $28.0 million was made to our U.S. qualified plan for the year ended December 31, 2005. After giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2010. For the years ended December 31, 2007 and 2006, we contributed $30.3 million and $28.8 million, respectively, to our worldwide pension plans, including a discretionary contribution of $5.2 million and $15.6 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

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

Other Postretirement Benefits

We provide limited postretirement health care and life insurance for employees of our domestic operations with hire dates prior to January 1, 1990. There are no plan assets associated with this plan. We provide for these postretirement costs through monthly accruals. The net periodic postretirement benefit cost for the year ended December 31, 2007 was $0.7 million and the accumulated benefit obligation as of December 31, 2007 was $13.2 million compared to a net periodic postretirement benefit cost of $1.1 million for the year ended December 31, 2006 and an accumulated benefit obligation of $16.6 million as of December 31, 2006. The decrease in the accumulated benefit obligation was primarily attributable to the increase in the discount rate from 5.7% as of December 31, 2006 to 6.3% as of December 31, 2007.

Hertz Holdings Stock Incentive Plan

On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan." The Stock Incentive Plan provides for the sale of shares of the common stock of Hertz Holdings to our executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings to those individuals. The non-cash stock-based compensation expense associated with Hertz Global

Holdings, Inc. Stock Incentive Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

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

Prior to the consummation of the initial public offering of the common stock of Hertz Holdings on November 21, 2006, Hertz Holdings declared a special cash dividend, to be paid promptly following the completion of the offering. In connection with the special cash dividend, Hertz Holdings' outstanding stock options were adjusted to preserve the intrinsic value of the options, consistent with applicable tax law and the terms of the Stock Incentive Plan. The Board of Directors of Hertz Holdings approved this modification on October 12, 2006. Beginning on that date, the cost of the modification was recognized ratably over the remainder of the requisite service period for each grant. Because the modification was effective before the amount of the dividend was known, the cost of the modification reflected the assumption that the dividend would be funded by the proceeds to Hertz Holdings from the sale of the common stock after deducting underwriting discounts and commissions and offering expenses. The assumed proceeds from the sale of the common stock were determined by assuming an offering price equivalent to the midpoint of the range set forth on the cover page of the initial public offering prospectus (or $17.00 per share) and resulted in an estimated dividend of $1.83 per share. The actual dividend declared was $1.12 per share. We will recognize incremental compensation cost of $14.2 million related to the cost of modifying the exercise prices of the stock options for the special cash dividend paid on November 21, 2006 over the remainder of the five-year requisite service period. This charge was based on the estimated dividend, rather than the actual dividend paid.

In May 2007, Hertz Holdings granted options to acquire 1,029,007 shares of Hertz Holdings' common stock to key executives, employees and non-management directors at exercise prices ranging from $20.55 to $21.87. In August 2007, Hertz Holdings granted options to acquire 510,000 shares of Hertz Holdings' common stock to certain executives, including an award to Mark P. Frissora, our Chief Executive Officer, at exercise prices ranging from $22.61 to $23.06. In November 2007, Hertz Holdings granted options to acquire 232,000 shares of Hertz Holdings' common stock to certain executives at exercise prices ranging from $17.14 to $21.22. These options are subject to and governed by the terms of the Stock Incentive Plan, and the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan." We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R, "Share-Based Payment." The options are being accounted for as equity-classified awards.

For the year ended December 31, 2007, we recognized compensation cost of $32.9 million ($20.2 million, net of tax) including $5.1 million related to restructuring activities. As of December 31, 2007, there was approximately $85.3 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Stock Incentive Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 2.1 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or "SFAS No. 157." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. We are currently reviewing SFAS No. 157 to determine its impact, if any, on our financial position or results of operations. In 2008, we anticipate an impact on only our financial statement disclosures.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or "SFAS No. 159." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for us beginning in January 2008. We do not believe the adoption of SFAS No. 159 will have any impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations," or "SFAS No. 141(R)." The new standard requires the acquiring entity that gains control in a business combination to recognize 100% of the fair value of the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires that acquisition related costs be expensed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The provisions of SFAS No. 141(R) are effective for us beginning in January 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51," or "SFAS No. 160." SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholder's equity. Additionally, the amount of consolidated net income attributable to the parent and to the noncontrolling interests must be clearly identified and presented on the face of the consolidated statement of operations. Finally, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary will be accounted for consistently as equity transactions. The provisions of SFAS No. 160 are effective for us beginning in January 2009.

In December 2007, the SEC issued Staff Accounting Bulletin 110, or "SAB No. 110," which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" stock options in accordance with SFAS No. 123 (R). SAB No. 110 allows for the continued use, under certain circumstances, of the "simplified" method in developing an estimate of the expected term of so-called "plain vanilla" stock options, and we will continue to use such method until such time as there is sufficient historical evidence on which we can base an estimate of the expected term of our stock options.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks" included elsewhere in this Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of The Hertz Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and December 31, 2006, and for the period from December 21, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on Management's Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 6, 2008

To The Board of Directors and
Shareholder of The Hertz Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of The Hertz Corporation and its subsidiaries (Predecessor Company) for the period from January 1, 2005 to December 20, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 4, 2006, except for the effects of the restatement described in Note 1A (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's Annual
Report on Form 10-K/A for the year ended December 31, 2005,
as to which the date is July 14, 2006, and Note 15 as to which the date is November 3, 2006

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	December 31,
	2007	2006
ASSETS
Cash and equivalents	$729,693	$671,831
Restricted cash	661,025	552,516
Receivables, less allowance for doubtful accounts of $11,137 and $1,989	1,691,000	1,657,587
Inventories, at lower of cost or market	118,997	112,119
Prepaid expenses and other assets	317,589	369,922
Revenue earning equipment, at cost:
Cars	8,572,387	8,188,794
Less accumulated depreciation	(962,054)	(822,387)
Other equipment	3,108,799	2,686,947
Less accumulated depreciation	(411,272)	(247,846)

Total revenue earning equipment	10,307,860	9,805,508

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,022,438	969,195
Service equipment	685,579	597,882

	1,708,017	1,567,077
Less accumulated depreciation	(362,469)	(199,020)

Total property and equipment	1,345,548	1,368,057

Other intangible assets, net	3,123,467	3,173,495
Goodwill	959,993	964,693

Total assets	$19,255,172	$18,675,728

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$1,064,878	$654,327
Due to Hertz affiliate	8,482	—
Accrued salaries and other compensation	424,310	463,466
Other accrued liabilities	603,544	512,188
Accrued taxes	127,715	92,469
Debt	11,960,126	12,276,184
Public liability and property damage	343,028	327,024
Deferred taxes on income	1,810,991	1,816,806

Total liabilities	16,343,074	16,142,464

Commitments and contingencies
Minority interest	21,028	14,813
Stockholder's equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 issued	—	—
Additional paid-in capital	2,353,911	2,320,452
Retained earnings	366,652	103,471
Accumulated other comprehensive income	170,507	94,528

Total stockholder's equity	2,891,070	2,518,451

Total liabilities and stockholder's equity	$19,255,172	$18,675,728

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

	Successor			Predecessor
			For the periods from
	Years ended December 31,		December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005

	2007	2006
Revenues:
Car rental	$6,800,657	$6,273,612	$129,448	$5,820,473
Equipment rental	1,755,330	1,672,093	22,430	1,392,461
Other	129,644	112,700	2,591	101,811

Total revenues	8,685,631	8,058,405	154,469	7,314,745

Expenses:
Direct operating	4,644,148	4,475,974	102,958	4,086,344
Depreciation of revenue earning equipment	2,003,360	1,757,202	43,827	1,555,862
Selling, general and administrative	773,473	723,829	15,167	623,386
Interest, net of interest income of $41,213, $42,303, $1,077 and $36,156	875,794	860,671	25,735	474,247

Total expenses	8,296,775	7,817,676	187,687	6,739,839

Income (loss) before income taxes and minority interest	388,856	240,729	(33,218)	574,906
(Provision) benefit for taxes on income	(102,341)	(83,727)	12,243	(191,332)
Minority interest	(19,690)	(16,714)	(371)	(12,251)

Net income (loss)	$266,825	$140,288	$(21,346)	$371,323

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(In Thousands of Dollars, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Predecessor
Balance at:
December 31, 2004	100	$—	$983,132	$1,479,217	$207,898	$2,670,247
Net income				371,323		371,323
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $281					424	424
Translation adjustment changes					(123,893)	(123,893)
Unrealized holding losses on securities, net of tax of $5					(37)	(37)
Minimum pension liability adjustment, net of tax of $5,891					(12,076)	(12,076)

Total Comprehensive Income						235,741

Dividend to Ford Motor Company				(1,185,000)		(1,185,000)

December 20, 2005	100	—	983,132	665,540	72,316	1,720,988

Successor
Balance at:
December 21, 2005	—	—	—	—	—	—
Capital contributions			2,295,000			2,295,000
Net loss				(21,346)		(21,346)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $2,704					(4,078)	(4,078)
Translation adjustment changes					(3,394)	(3,394)

Total Comprehensive Loss						(28,818)

December 31, 2005	100	—	2,295,000	(21,346)	(7,472)	2,266,182
Net income				140,288		140,288
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $5,023					7,621	7,621
Translation adjustment changes					95,023	95,023
Unrealized holding losses on securities, net of tax of $4					(30)	(30)
Unrealized loss on Euro-denominated debt, net of tax of $4,648					(7,066)	(7,066)
Minimum pension liability adjustment, net of tax of $9					14	14

Total Comprehensive Income						235,850

Stock-based employee compensation			25,452			25,452
Dividends paid to Hertz Holdings				(15,471)		(15,471)
Adjustment to initially apply FASB Statement No. 158, net of tax of $4,873 (revised)					6,438	6,438

December 31, 2006	100	—	2,320,452	103,471	94,528	2,518,451
Net income				266,825		266,825
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $31,294					(49,142)	(49,142)
Translation adjustment changes					126,279	126,279
Unrealized holding losses on securities, net of tax of $7					(51)	(51)
Unrealized loss on Euro-denominated debt, net of tax of $13,611					(20,729)	(20,729)
Defined benefit pension plans:
Prior service cost from plan curtailment					20	20
Amortization or settlement recognition of net loss					4,048	4,048
Net gain arising during the period					21,914	21,914
Income tax related to defined pension plans					(6,360)	(6,360)

Defined benefit pension plans, net					19,622	19,622

Total Comprehensive Income						342,804

Stock-based employee compensation			32,939			32,939
Cumulative effect of the adoption of FIN 48				(3,644)		(3,644)
Hertz Holdings common and phantom shares issued to Directors			520			520

December 31, 2007	100	$—	$2,353,911	$366,652	$170,507	$2,891,070

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Successor			Predecessor
			For the periods from
	Years ended December 31,		December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
	2007	2006
Cash flows from operating activities:
Net income (loss)	$266,825	$140,288	$(21,346)	$371,323
Non-cash expenses:
Depreciation of revenue earning equipment	2,003,360	1,757,202	43,827	1,555,862
Depreciation of property and equipment	177,113	197,230	5,511	182,363
Amortization of other intangible assets	62,594	61,614	2,075	749
Amortization of deferred financing costs	48,409	65,622	1,304	5,299
Debt modification costs	16,177	—	—	—
Amortization of debt discount	20,747	33,872	456	1,999
Stock-based employee compensation	32,939	27,179	—	10,496
Loss on revaluation of foreign denominated debt	—	19,233	(2,826)	—
Unrealized (gain) loss on derivatives	(3,925)	2,454	(2,696)	—
Loss (gain) on ineffectiveness of interest rate swaps	20,424	(1,034)	1,034	—
Provision for losses on doubtful accounts	13,874	17,132	462	11,447
Minority interest	19,690	16,714	371	12,251
Deferred taxes on income	59,513	46,087	(12,243)	(411,461)
Gain on sale of property and equipment	(24,807)	(9,743)	(282)	(3,807)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	85,542	228,618	(121,497)	(547,302)
Due from affiliates	—	—	107,791	83,868
Inventories, prepaid expenses and other assets	733	(18,043)	(164,883)	(134,052)
Accounts payable	304,170	(4,708)	(58,565)	(32,676)
Accrued liabilities	(19,271)	85,013	(52,157)	51,364
Accrued taxes	10,866	(3,789)	1,881	572,452
Public liability and property damage	(1,405)	(23,381)	(6,020)	2,146

Net cash provided by (used in) operating activities	$3,093,568	$2,637,560	$(277,803)	$1,732,321

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

	Successor			Predecessor
			For the periods from
	Years ended December 31,		December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005

	2007	2006
Cash flows from investing activities:
Net change in restricted cash	$(105,856)	$(260,212)	$(273,640)	$(12,660)
Purchase of predecessor company stock	—	—	(4,379,374)	—
Proceeds from sales of short-term investments, net	—	—	—	556,997
Revenue earning equipment expenditures	(11,342,095)	(11,420,898)	(234,757)	(12,186,205)
Proceeds from disposal of revenue earning equipment	9,214,266	9,555,025	199,711	10,106,260
Property and equipment expenditures	(196,001)	(223,943)	(8,503)	(334,543)
Proceeds from disposal of property and equipment	98,957	73,887	1,528	76,379
Licensee acquisitions	(12,514)	—	—	—
Other investing activities	(362)	(2,016)	—	2

Net cash used in investing activities	(2,343,605)	(2,278,157)	(4,695,035)	(1,793,770)

Cash flows from financing activities:
Issuance of an intercompany note	—	—	—	1,185,000
Proceeds from issuance of long-term debt	9,903	309,437	8,643,894	27,162
Repayment of long-term debt	(996,203)	(247,425)	(5,118,559)	(619,402)
Short-term borrowings:
Proceeds	695,000	747,469	10,333	3,208,085
Repayments	(695,000)	(901,123)	(1,357,614)	(2,263,346)
Ninety-day term or less, net	295,229	(465,595)	364,009	270,715
Distributions to minority interest	(13,475)	(10,830)	—	(8,614)
Dividends paid	—	(15,471)	—	(1,185,000)
Loan with Hertz affiliate	8,482	—	—	—
Proceeds from sale of stock	—	—	2,295,000	—
Payment of financing costs	(39,895)	(35,783)	(192,419)	—

Net cash (used in) provided by financing activities	(735,959)	(619,321)	4,644,644	614,600

Effect of foreign exchange rate changes on cash and equivalents	43,858	87,841	(1,894)	(57,120)

Net increase (decrease) in cash and equivalents during the period	57,862	(172,077)	(330,088)	496,031
Cash and equivalents at beginning of period	671,831	843,908	1,173,996	677,965

Cash and equivalents at end of period	$729,693	$671,831	$843,908	$1,173,996

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$814,457	$646,998	$124,005	$416,436
Income taxes	28,293	33,645	(379)	29,883
Non-cash transactions excluded from cash flow presentation:
Revaluation of net assets to fair market value, net of tax	$—	$75,459	$2,145,563	$—
Non-cash settlement of outstanding balances with Ford	—	—	112,490	—

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Background and Change in Ownership

Background

The Hertz Corporation together with its subsidiaries, are referred to herein as "we," "our" and "us." The Hertz Corporation is referred to herein as "Hertz." 100% of Hertz's outstanding capital stock is owned by Hertz Investors, Inc. (previously known as CCMG Corporation), and 100% of Hertz Investors, Inc.'s capital stock is owned by Hertz Holdings (previously known as CCMG Holdings, Inc.).

Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the automobile and truck rental and leasing business since 1918. Ford Motor Company, or "Ford," first acquired an ownership interest in Hertz in 1987. Previously, Hertz had been a subsidiary of UAL Corporation (formerly Allegis Corporation), which had acquired Hertz's outstanding capital stock from RCA Corporation in 1985. Hertz became a wholly owned subsidiary of Ford as a result of a series of transactions in 1993 and 1994. Hertz continued as a wholly owned subsidiary of Ford until April 1997. In 1997, we completed a public offering of approximately 50.6% of Hertz's Class A Common Stock, or the "Class A Common Stock," which represented approximately 19.1% of Hertz's economic interest. In March 2001, Ford, through a subsidiary, acquired all of our outstanding Class A Common Stock that it did not already own for $35.50 per share, or approximately $735 million. As a result of that acquisition, Hertz's Class A Common Stock ceased to be traded on the New York Stock Exchange. However, because certain of Hertz's debt securities were sold through public offerings, Hertz continued to file periodic reports under the Securities Exchange Act of 1934.

The Acquisition and Related Transactions

On December 21, 2005, or the "Closing Date," investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., or "CD&R," The Carlyle Group, or "Carlyle," and Merrill Lynch Global Private Equity, or "MLGPE," or collectively the "Sponsors," through a wholly-owned subsidiary of Hertz Holdings acquired all of our common stock from a subsidiary of Ford, or the "Acquisition," for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million. To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, or the "Transactions," the Sponsors used:

  •
  equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

  •
  net proceeds from a private placement by CCMG Acquisition Corporation, a wholly-owned subsidiary of Hertz Holdings, of $1,800 million aggregate principal amount of 8.875% Senior Notes due 2014, or the "Senior Dollar Notes" and $600 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2016, or the "Senior Subordinated Notes" and €225 million aggregate principal amount of 7.875% Senior Notes due 2014, or the "Senior Euro Notes." In connection with the Transactions, CCMG Acquisition Corporation merged with and into Hertz, with Hertz as the surviving corporation of the merger. CCMG Acquisition Corporation had no operations prior to the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the "Senior Notes."

  •
  aggregate borrowings of approximately $1,707 million by us under a new senior term facility, or the "Senior Term Facility," which consisted of (a) a maximum borrowing capacity of $2,000 million

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    (which was decreased in February 2007 to $1,400 million), which included a delayed draw term loan facility, or the "Delayed Draw Term Loan," of $293 million (which was utilized during 2006) and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million. On May 15, 2006, Hertz borrowed approximately $84.9 million under the Delayed Draw Term Loan and used the proceeds thereof to repay its 6.5% Senior Notes due during 2006. Hertz borrowed the remaining portion of the Delayed Draw Term Loan on July 10, 2006, and applied the proceeds thereof to repay borrowings outstanding under the senior asset-based revolving loan facility described below;

  •
  aggregate borrowings of approximately $400 million by Hertz and one of its Canadian subsidiaries under a new senior asset-based revolving loan facility, or the "Senior ABL Facility," with a maximum borrowing capacity of $1,600 million (which was increased in February 2007 to $1,800 million). We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities;"

  •
  aggregate proceeds of offerings totaling approximately $4,300 million by a special purpose entity wholly-owned by us of asset-backed securities backed by our U.S. car rental fleet, or the "U.S. Fleet Debt," all of which were issued under our existing asset-backed notes program, or the "ABS Program"; under which an additional $600 million of previously issued pre-Acquisition asset-backed securities having maturities from 2007 to 2009, or the "pre-Acquisition ABS Notes," remained outstanding, and in connection with which approximately $1,500 million of variable funding notes in two series were also issued, but not funded, on the Closing Date;

  •
  aggregate borrowings of the foreign currency equivalent of approximately $1,781 million by certain of our foreign subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case at December 31, 2005), subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries, (all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities (together with certain capital lease obligations) are referred to collectively as the "International Fleet Debt;" and

  •
  our cash on hand in an aggregate amount of approximately $6.1 million.

In connection with the Transactions, we also refinanced our existing indebtedness in an aggregate principal amount of $8,346 million, through the following transactions, which was repaid as follows:

  •
  the repurchase of approximately $3,700 million in aggregate principal amount of existing senior notes having maturities from May 2006 to January 2028, of which additional notes in the aggregate principal amount of approximately $803.3 million remained outstanding following the Transactions;

  •
  the repurchase of approximately €192.4 million (or approximately $230.0 million, calculated as of December 31, 2005) in aggregate principal amount of existing Euro Medium Term Notes with a maturity of July 2007, of which additional medium term notes in the aggregate principal amount of approximately €7.6 million, or the "Euro Medium Term Notes," remained outstanding following the Transactions;

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

The term "Successor" refers to us following the Acquisition. The term "Predecessor" refers to us prior to the Acquisition. The "Successor period ended December 31, 2005" refers to the period from December 21, 2005 to December 31, 2005 and the "Predecessor period ended December 20, 2005" refers to the period from January 1, 2005 to December 20, 2005.

Initial and Secondary Public Offering

In November 2006, Hertz Holdings completed its initial public offering of 88,235,000 shares of common stock at a per share price of $15.00, with proceeds to Hertz Holdings before underwriting discounts and offering expenses of approximately $1.3 billion. The proceeds were used to repay borrowings that were outstanding under a $1.0 billion loan facility entered into by Hertz Holdings, or the "Hertz Holdings Loan Facility," and to pay related transaction fees and expenses. The proceeds were also used to pay special cash dividends of $1.12 per share on November 21, 2006 to stockholders of record of Hertz Holdings immediately prior to its initial public offering.

In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock at a per share price of $22.25. Hertz Holdings did not receive any of the proceeds from the sale of these shares. Hertz Holdings paid all of the expenses of the offering, excluding underwriting discounts and commissions of the selling stockholders, pursuant to a registration rights agreement it had entered into at the time of the Acquisition. These expenses aggregated to approximately $2.0 million. Immediately following the secondary public offering, the Sponsors' ownership percentage in Hertz Holdings decreased to approximately 55%.

Principles of Consolidation

The consolidated financial statements include the accounts of The Hertz Corporation and our wholly-owned and majority-owned domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

Rental and rental-related revenue (including cost reimbursements from customers where we consider ourselves to be the principal versus an agent) are recognized over the period the revenue earning equipment is rented based on the terms of the rental or leasing contract. Revenue related to new equipment sales and consumables is recognized at the time of delivery to, or pick-up by, the customer and when collectability is reasonably assured. Fees from our licensees are recognized over the period the underlying licensees' revenue is earned (over the period the licensees' revenue earning equipment is rented).

Cash and Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash

Restricted cash includes cash and equivalents that are not readily available for our normal disbursements. Restricted cash and equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, our like-kind exchange programs and to satisfy certain of our self insurance regulatory reserve requirements. As of December 31, 2007 and 2006, the portion of total restricted cash that was associated with our Fleet Debt facilities was $573.1 million and $487.0 million, respectively.

Depreciable Assets

The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment:
Cars	5 to 16 months
Other equipment	24 to 108 months
Buildings	20 to 50 years
Capitalized internal use software	1 to 15 years
Service cars and service equipment	1 to 25 years
Other intangible assets	5 to 10 years
Leasehold improvements	The shorter of their economic lives or the lease term.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pensions

Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. See Note 4—Employee Retirement Benefits.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in "Accumulated other comprehensive income (loss)" in the stockholder's equity section of our consolidated balance sheet. As of December 31, 2007 and December 31, 2006, the accumulated foreign currency translation gain was $217.9 million and $91.6 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

Derivative Instruments

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. We use SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, or "SFAS No. 133," which requires that all derivatives be recorded on the balance sheet as either assets or liabilities measured at their fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For derivative instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings. See Note 13—Financial Instruments.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provisions are not made for income taxes on undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes.

Sales tax amounts collected from customers have been recorded on a net basis.

Prior to the Acquisition, Hertz and its domestic subsidiaries filed a consolidated federal income tax return with Ford. Pursuant to a tax sharing agreement, or the "Agreement," with Ford, current and deferred taxes were reported and paid to Ford, as if Hertz had filed its own consolidated tax returns with its domestic subsidiaries. The Agreement provided that Hertz was reimbursed for foreign tax credits in accordance with the utilization of those credits by the Ford consolidated tax group.

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

See Note 7—Taxes on Income.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

In December 2004, the FASB, revised SFAS No. 123, with SFAS No. 123R, "Share-Based Payment," or "SFAS No. 123R." The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Beginning January 1, 2006, we accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R. We have estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield, risk-free interest rate and forfeiture rate. See Note 5—Hertz Holdings Stock Incentive Plan.

Use of Estimates and Assumptions

Use of estimates and assumptions as determined by management are required in the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or "GAAP." Actual results could differ materially from those estimates and assumptions.

Reclassifications

Certain prior year amounts have been reclassified to conform with current reporting. Total comprehensive income for the year ended December 31, 2006 has been revised to exclude the impact of the adoption of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans as amended of FASB Statements No. 87, 88, 106 and 132(R)" in the amount of $6.4 million.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or "SFAS No. 157." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. We are currently reviewing SFAS No. 157 to determine its impact, if any, on our financial position or results of operations. In 2008, we anticipate an impact on only our financial statement disclosures.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or "SFAS No. 159." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for us beginning in January 2008. We do not believe the adoption of SFAS No. 159 will have any impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations," or "SFAS No. 141(R)." The new standard requires the acquiring entity that gains control in a business combination to recognize 100% of the fair value of the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires that acquisition related costs be expensed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The provisions of SFAS No. 141(R) are effective for us beginning in January 2009.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51," or "SFAS No. 160." SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholder's equity. Additionally, the amount of consolidated net income attributable to the parent and to the noncontrolling interests must be clearly identified and presented on the face of the consolidated statement of operations. Finally, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary will be accounted for consistently as equity transactions. The provisions of SFAS No. 160 are effective for us beginning in January 2009.

In December 2007, the SEC issued Staff Accounting Bulletin 110, or "SAB No. 110," which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" stock options in accordance with SFAS No. 123 (R). SAB No. 110 allows for the continued use, under certain circumstances, of the "simplified" method in developing an estimate of the expected term of so-called "plain vanilla" stock options, and we will continue to use such method until such time as there is sufficient historical evidence on which we can base an estimate of the expected term of our stock options.

Note 2—Goodwill and Other Intangible Assets

We account for our goodwill and indefinite-lived intangible assets under SFAS No. 142. Under SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We performed an annual review in the second quarter of 2007, consistent with past years, and no impairment was determined to exist. Subsequent to performing our annual impairment review, we changed the date for performing these tests to the fourth quarter based on financial information available through October 1, 2007. We believe this change in accounting principle is preferable because the new date more closely aligns with our annual budgeting process and allows for a better estimation of the future cash flows used in the discounted cash flow model we use to test for impairment. The change in accounting principle has no effect on our consolidated financial statements presented herein. We conducted the impairment review during the fourth quarter of 2007 and no impairment was determined to exist.

The following summarizes the changes in our goodwill, by segment (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2006	$336,579	$628,114	$964,693
Changes(1)	(18,445)	13,745	(4,700)

Balance as of December 31, 2007	$318,134	$641,859	$959,993

(1)
Consists of changes primarily resulting from the adoption of FIN 48 and prior period adjustments to deferred taxes recorded as of the acquisition date (see Note 7—Taxes on Income), partly offset by the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets, net, consisted of the following major classes (in thousands of dollars):

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$617,012	$(124,647)	$492,365	$611,783	$(63,046)	$548,737
Other	5,898	(1,505)	4,393	1,270	(512)	758

Total	622,910	(126,152)	496,758	613,053	(63,558)	549,495

Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000	2,624,000	—	2,624,000
Other	2,709	—	2,709	—	—	—

Total	2,626,709	—	2,626,709	2,624,000	—	2,624,000

Total other intangible assets, net	$3,249,619	$(126,152)	$3,123,467	$3,237,053	$(63,558)	$3,173,495

Amortization of other intangible assets for the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, was $62.6 million, $61.6 million, $2.1 million and $0.7 million, respectively. Based on our amortizable intangible assets as of December 31, 2007, we expect amortization expense to range from $61.3 million to $63.6 million for each of the next five fiscal years.

During the year ended December 31, 2007, we added 48 locations by acquiring former franchisees in our domestic and international car rental operations. Total cash paid for intangible assets during the year ended December 31, 2007 was $12.2 million. We recognized $9.9 million in amortizable intangible assets and $2.3 million in indefinite-lived intangible assets during the year ended December 31, 2007. Each of these transactions has been accounted for using the purchase method of accounting, and operating results of the acquirees from the dates of acquisition are included in our consolidated statements of operations. These acquisitions are not material individually or collectively to the amounts presented for the year ended December 31, 2007. Additionally, we purchased other indefinite-lived intangible assets of $0.4 million, which were not part of any reacquired franchisee.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Debt

Our debt consists of the following (in thousands of dollars):

	December 31,
	2007	2006
Corporate Debt
Senior Term Facility, average interest rate: 2007, 6.9%; 2006, 7.4% (effective average interest rate: 2007, 7.0%; 2006, 7.5%); net of unamortized discount: 2007, $23,350; 2006, $38,378	$1,362,702	$1,947,907
Senior ABL Facility, average interest rate: 2007, 6.0%; 2006, N/A (effective average interest rate: 2007, 6.6%; 2006, N/A); net of unamortized discount: 2007, $19,086; 2006, $22,188	191,803	(22,188)
Senior Notes, average interest rate: 2007, 8.7%; 2006, 8.7%	2,131,370	2,097,030
Senior Subordinated Notes, average interest rate: 2007, 10.5%; 2006, 10.5%	600,000	600,000
Promissory Notes, average interest rate: 2007, 7.1%; 2006, 7.2% (effective average interest rate: 2007, 7.2%; 2006, 7.3%); net of unamortized discount: 2007, $5,102; 2006, $5,545	509,443	633,463
Notes payable, average interest rate: 2007, 5.5%; 2006, 4.1%	1,942	6,175
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2007, 13.2%; 2006, 13.4%	1,082	2,340
Other borrowings, average interest rate: 2007, 6.0%; 2006, 5.1%	4,516	12,546

Total Corporate Debt	4,802,858	5,277,273

Fleet Debt
U.S. Fleet Debt and pre-Acquisition ABS Notes, average interest rate: 2007, 4.5%; 2006, 4.4% (effective average interest rate: 2007, 4.5%; 2006, 4.5%); net of unamortized discount: 2007, $3,991; 2006, $10,631	4,603,509	4,845,202
International Fleet Debt, average interest rate: 2007, 6.1%; 2006, 5.4% (effective average interest rate: 2007, 6.1%; 2006, 5.4%); net of unamortized discount: 2007, $279; 2006, $4,443	1,912,386	1,987,787
Fleet Financing Facility, average interest rate: 2007, 6.3%; 2006, 6.6% (effective average interest rate: 2007, 6.3%; 2006, 6.7%); net of unamortized discount: 2007, $1,641; 2006, $2,078	170,359	165,922
Brazilian Fleet Financing Facility, average interest rate: 2007, 13.2%; 2006, N/A	62,907	—
Canadian Fleet Financing Facility, average interest rate: 2007, 5.8%; 2006, N/A	155,391	—
Belgian Fleet Financing Facility, average interest rate: 2007, 6.2%; 2006, N/A	30,044	—
U.K. Leveraged Financing, average interest rate: 2007, 4.0%; 2006, N/A	222,672	—

Total Fleet Debt	7,157,268	6,998,911

Total Debt	$11,960,126	$12,276,184

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate amounts of maturities of debt (in millions of dollars) are as follows: 2008, $3,604.2 (including $2,767.7 of other short-term borrowings); 2009, $1,017.8; 2010, $2,927.8; 2011, $121.0; 2012, $176.2; after 2012, $4,166.6.

Our short-term borrowings as of December 31, 2007 include, among other items, the amounts outstanding under our Senior ABL Facility, International Fleet Debt facility, fleet financing facilities relating to our car rental fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, Brazil, Canada, Belgium and our U.K. leveraged financing. These amounts are considered short term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not permanently expire at the time of the short term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program.

During the year ended December 31, 2007, short-term borrowings (in millions of dollars) were as follows: maximum month-end amounts outstanding of $3,801.8 of bank borrowings; and a monthly average amount outstanding of $2,920.8 of bank borrowings (weighted-average interest rate 6.0%).

During the year ended December 31, 2006, short-term borrowings (in millions of dollars) were as follows: maximum month-end amounts outstanding of $11.1 of commercial paper and $3,077.5 of bank borrowings; and monthly average amounts outstanding of $12.4 of commercial paper (weighted-average interest rate 0.6%) and $2,509.9 of bank borrowings (weighted-average interest rate 5.2%).

As of December 31, 2007, there were standby letters of credit issued totaling $473.2 million. Of this amount, $234.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford and $34.0 million of which relates to the Senior Credit Facilities below) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of December 31, 2007, the full amount of these letters of credit was undrawn.

Senior Credit Facilities

In connection with the Acquisition, Hertz entered into a credit agreement, dated December 21, 2005, with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consisted of a $2,000.0 million secured term loan facility (which was decreased in February 2007 to $1,400.0 million) providing for loans denominated in U.S. dollars, which included a delayed draw facility of $293.0 million (which was utilized in 2006). In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility and $182.2 million in letters of credit. As of December 31, 2007, we had $1,362.7 million in borrowings outstanding under this facility, which is net of a discount of $23.4 million and had issued $242.7 million in letters of credit. The term loan facility and the synthetic letter of credit facility will mature in December 2012. The term loan amortizes in nominal quarterly installments (not exceeding one percent of the aggregate principal amount thereof per annum) until the maturity date. At the borrower's election, the interest rates per annum applicable to the loans under the Senior Term Facility are based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or "LIBOR," plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. In addition, the borrower pays letter of credit participation fees on the full amount of the synthetic letter of credit facility plus fronting fees for the letter of credit issuing banks and other customary fees in respect of the Senior Term Facility.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz entered into a credit agreement, dated December 21, 2005, with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million (which was increased in February 2007 to $1,800.0 million) under a revolving loan facility providing for loans denominated in U.S. dollars, Canadian dollars, euros and pounds sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. On the Closing Date, Hertz borrowed $206 million under this facility and Matthews Equipment Limited, or "Matthews," one of Hertz's Canadian subsidiaries, borrowed CAN$225 million under this facility, in each case to finance a portion of the Transactions. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews and its subsidiaries Western Shut-Down (1995) Ltd. and Hertz Canada Equipment Rental Partnership are the Canadian borrowers under the Senior ABL Facility. At December 31, 2007, net of a discount of $19.1 million, Hertz and Matthews Equipment Limited collectively had $191.8 million in borrowings outstanding under this facility and issued $21.4 million in letters of credit. The Senior ABL Facility will mature in February 2012. At the borrower's election, the interest rates per annum applicable to the loans under the Senior ABL Facility will be based on a fluctuating rate of interest measured by reference to either (1) adjusted LIBOR plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. The borrower will pay customary commitment and other fees in respect of the Senior ABL Facility.

Our obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., our immediate parent and most of our direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt facility and similar special purpose financings), though HERC does not guarantee our obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing). Consequently, these assets will not be available to satisfy the claims of our general creditors.

The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrowers are subject to financial covenants, including a requirement to maintain a specified leverage ratio and a specified interest coverage ratio for specified periods (the requirements for both of these ratios vary throughout the term of the Senior Term Facility). Also, under the Senior ABL Facility, if the borrowers fail to maintain a specified minimum level of borrowing capacity, they will then be subject to financial covenants under such facility, including a specified leverage ratio (the ratio varies throughout the term of the Senior ABL Facility) and a specified fixed charges coverage ratio of one to one. Failure to comply with the financial covenants under the Senior Credit Facilities would result in a default under the credit agreements governing the Senior Credit Facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the Senior

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities. As of December 31, 2007, Hertz was in compliance with such financial covenants. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and provide for customary events of default.

Restrictive covenants in the Senior Term Facility (as amended) permit cash dividends to be paid to Hertz Holdings (i) in an aggregate amount not to exceed the greater of a specified minimum amount and 1.0% of consolidated tangible assets less certain investments, (ii) in additional amounts at any time, up to a specified available amount determined by reference to, among other things, 50% of consolidated net income from October 1, 2005 to the end of the most recent fiscal quarter for which consolidated financial statements of Hertz are available and (iii) in additional amounts at any time, up to a specified amount of certain equity contributions made by Hertz Holdings to Hertz.

Restrictive covenants in the Senior ABL Facility (as amended) permit cash dividends to be paid to Hertz Holdings in an aggregate amount, taken together with certain other investments, acquisitions and optional prepayments, not to exceed $100 million. Hertz may also pay additional cash dividends under the Senior ABL Facility at any time, and in any amount, so long as (a) there is at least $250 million of availability under the facility after giving effect to the proposed dividend, (b) if certain other payments when taken together with the proposed dividend would exceed $50 million in a 30-day period, Hertz can demonstrate projected average availability in the following six-month period of $250 million or more and (c) (i) Hertz is in pro forma compliance with the consolidated leverage ratio and consolidated fixed charge coverage ratio set forth in the Senior ABL Facility or (ii) the amount of the proposed dividend does not exceed the sum of (x) 1.0% of consolidated tangible assets plus (y) a specified available amount determined by reference to, among other things, 50% of consolidated net income from October 1, 2005 to the end of the most recent fiscal quarter for which consolidated financial statements of Hertz are available plus (z) a specified amount of certain equity contributions made by Hertz Holdings to the borrowers under such facility.

On June 30, 2006, we entered into amendments to each of our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in these credit facilities to enter into certain sale and leaseback transactions, to pay cash dividends and make loans to Hertz Holdings that would, among other things, provide Hertz Holdings with cash for the payment of interest on Hertz Holdings' indebtedness (including, but not limited to, the Hertz Holdings Loan Facility) and, in the case of the amendment to the Senior Term Facility, to make investments. Our ability to pay cash dividends and make loans to Hertz Holdings remains subject to our meeting specified financial tests, as described above, as well as requirements imposed by applicable Delaware law. The amendment to the Senior Term Facility also permits us to use proceeds of the $293 million Delayed Draw Term Loan to repay borrowings outstanding under the Senior ABL Facility, in addition to repaying certain of our other outstanding indebtedness. On May 15, 2006, we borrowed approximately $84.9 million under the Delayed Draw Term Loan and used the proceeds thereof to repay its 6.5% Senior Notes due 2006. We borrowed the remaining portion of the Delayed Draw Term Loan on July 10, 2006, and applied the proceeds thereof to repay borrowings outstanding under the Senior ABL Facility.

On February 9, 2007, we entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that Hertz and its subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility. During the year ended December 31, 2007, we recorded an expense

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $14.0 million, in our consolidated statement of operations, in "Interest, net of interest income," associated with the write-off of debt costs in connection with the amendment of the Senior Term Facility. Additionally, in February 2007, we permanently repaid a portion of the Senior Term Facility, bringing the maximum borrowings thereunder down from $2,000 million to $1,400 million.

On February 15, 2007, Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries entered into an amendment to its Senior ABL Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior ABL Facility by up to 25 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) increasing the availability under the Senior ABL Facility from $1,600 million to $1,800 million; (iii) extending the term of the commitments under the Senior ABL Facility to February 15, 2012; (iv) increasing the amounts of certain other types of indebtedness that the borrowers and their subsidiaries may incur outside of the Senior ABL Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior ABL Facility. During the year ended December 31, 2007, we recorded an expense of $2.2 million in our consolidated statement of operations, in "Interest, net of interest income," associated with the write-off of debt costs in connection with the amendment of the Senior ABL Facility.

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

On September 30, 2007, the Senior ABL Facility was amended to add Hertz Canada Equipment Rental Partnership, an Ontario General Partnership, as an additional Canadian Borrower. Hertz Canada Equipment Rental Partnership, whose partners are our wholly-owned subsidiary, Matthews and its wholly-owned subsidiary, was formed in connection with a reorganization of Matthews and, as part of that reorganization, received title to most of the assets of Matthews.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2007, $2,131.4 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our foreign operations. For the nine months ended September 30, 2006, we incurred unrealized exchange transaction losses of $19.2 million resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of December 31, 2007, $27.8 million of losses, which is net of tax of $18.3 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our consolidated balance sheet in "Accumulated other comprehensive income (loss)." The Senior Notes will mature in January 2014, and the Senior Subordinated Notes will mature in January 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Hertz's obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

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

The restrictive covenants in the indentures governing the Senior Notes and the Senior Subordinated Notes permit Hertz to make loans, advances, dividends or distributions to Hertz Holdings in an amount determined by reference to consolidated net income for the period from October 1, 2005 to the end of the most recently ended fiscal quarter for which consolidated financial statements of Hertz are available, so long as our consolidated coverage ratio remains greater than or equal to 2.00:1.00 after giving pro forma effect to such restricted payments. Hertz is also permitted to make restricted payments to Hertz Holdings in an amount not exceeding the greater of a specified minimum amount and 1% of consolidated tangible assets (which payments are deducted in determining the amount available as described in the preceding sentence), and in an amount equal to certain equity contributions to Hertz. Hertz is also permitted to make restricted payments to its parent company in an amount not to exceed in any fiscal year 6% of the aggregate gross proceeds received by Hertz through a contribution to equity capital from such offering to enable the public parent company to pay dividends to its stockholders.

On January 12, 2007, Hertz completed exchange offers for its outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

Fleet Financing

U.S. Fleet Debt.    In connection with the Acquisition, Hertz Vehicle Financing LLC, or "HVF," a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, dated as of December 21, 2005, with BNY Midwest Trust Company as trustee,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or the "ABS Indenture," and a number of related supplements to the ABS Indenture, each dated as of December 21, 2005, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the "ABS Supplement." On the Closing Date, HVF, as issuer, issued approximately $4,300 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement, the net proceeds of which were used to finance the purchase of vehicles from related entities and the repayment or cancellation of existing debt. HVF also issued approximately $1,500 million of variable funding notes in two series, none of which were funded at closing. As of December 31, 2007, $4,299.9 million (net of a $0.1 million discount) were outstanding in the form of these medium term notes.

Each class of notes has an expected final payment date approximately three, four or five years from the Closing Date. The variable funding notes will be funded through the bank multi seller commercial paper market. The assets of HVF, including the U.S. car rental fleet owned by HVF and certain related assets, collateralize the U.S. Fleet Debt and Pre-Acquisition ABS Notes. Consequently, these assets will not be available to satisfy the claims of our general creditors.

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

On October 24, 2007, supplements to the ABS Indenture were amended to increase the maximum non-eligible vehicle amount from 65% to 85% of the adjusted aggregate asset amount, thus effectively increasing the amount of vehicles which are not subject to manufacturer repurchase programs that can be included in the borrowing base under the ABS Program.

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. See Note 13—Financial Instruments.

The U.S. Fleet Debt issued on the closing date of the Acquisition has the benefit of financial guaranty insurance policies under which either MBIA Insurance Corporation or Ambac Assurance Corporation will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

In connection with the entrance into the HVF swaps, we entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an amortization event, the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps, and is transferred to Hertz. See Note 13—Financial Instruments.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

International Fleet Debt.    In connection with the Acquisition, Hertz International, Ltd., or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities (whether organized as HIL's subsidiaries or as non-affiliated "orphan" companies), or "SPEs," entered into revolving bridge loan facilities providing commitments to lend, in various currencies an aggregate amount equivalent to approximately $2,768.9 million (calculated as of December 31, 2007), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL's subsidiaries (all of which are organized outside the United States) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL's subsidiaries organized outside North America or one or more SPEs, as the case may be. As of the closing date of the Acquisition, the foreign currency equivalent of $1,781 million of indebtedness under the International Fleet Debt facilities was issued and outstanding under these facilities. At closing, Hertz utilized the proceeds from these financings to finance a portion of the Transactions. As of December 31, 2007, the foreign currency equivalent of $1,881.6 million in borrowings was outstanding under these facilities, net of a $0.3 million discount. These facilities are referred to collectively as the "International Fleet Debt facilities."

The International Fleet Debt facilities consist of four revolving loan tranches (Tranches A1, A2, B and C), each subject to borrowing bases comprising the revenue earning equipment and related assets of each applicable borrower or the corresponding fleet owned entity. A portion of the Tranche C loan is available for the issuance of letters of credit.

The obligations of the borrowers under the International Fleet Debt facilities are guaranteed by HIL, and by the other borrowers and certain related entities under the applicable tranche, in each case subject to certain legal, tax, cost and other structuring considerations. The obligations and the guarantees of the obligations of the Tranche A borrowers under the Tranche A2 loans are subordinated to the obligations and the guarantees of the obligations of such borrowers under the Tranche A1 loans. Subject to legal, tax, cost and other structuring considerations and to certain exceptions, the International Fleet Debt facilities are secured by a material part of the assets of each borrower, certain related entities and each guarantor, including pledges of the capital stock of each borrower and certain related entities. The obligations of the Tranche A borrowers under the Tranche A2 loans and the guarantees thereof are secured on a junior second priority basis by any assets securing the obligations of the Tranche A borrowers under the Tranche A1 loans and the guarantees thereof. The assets that collateralize the International Fleet Debt facilities will not be available to satisfy the claims of our general creditors.

The facilities under each of the tranches mature five years from the Closing Date of the Acquisition. Subject to certain exceptions, the loans are subject to mandatory prepayment and reduction in commitment amounts equal to the net proceeds of specified types of take-out financing transactions and asset sales.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The International Fleet Debt facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt facilities) that, among other things, limit or restrict the ability of our subsidiary, HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until such time as 50% of the commitments under the International Fleet Debt facilities as of the closing date of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL's ability to pay dividends to Hertz as of December 31, 2007, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities. As of December 31, 2007, there were $30.8 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and now expire on June 5, 2008. See Note 13—Financial Instruments.

On December 21, 2007, HIL, certain of its subsidiaries (all of which are organized outside the United States), Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein, entered into an amendment agreement, or the "Amendment Agreement," amending the revolving bridge loan facilities agreement, dated December 21, 2005 and amended as of March 21, 2007 (as further amended by the Amendment Agreement, or the "SBFA"). The Amendment Agreement, which became effective on December 21, 2007, was entered into for the purpose of (i) amending certain terms affecting the margins on the

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revolving bridge loan facilities established by the SBFA, and (ii) effecting certain technical and administrative changes to the terms of the facilities. Additionally, the intercreditor deed pertaining to the International Fleet Debt facilities was amended to, among other things, remove the Brazilian facility.

Fleet Financing Facility.    On September 29, 2006, Hertz and Puerto Ricancars, Inc., a Puerto Rican corporation and wholly-owned indirect subsidiary of Hertz, or "PR Cars," entered into a credit agreement to finance the acquisition of our and/or PR Cars' fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, dated as of September 29, 2006, or the "Fleet Financing Facility," with the several banks and other financial institutions from time to time party thereto as lenders, Gelco Corporation d.b.a. GE Fleet Services, or the "Fleet Financing Agent," as administrative agent, as collateral agent for collateral owned by Hertz and as collateral agent for collateral owned by PR Cars. Affiliates of Merrill Lynch & Co. are lenders under the Fleet Financing Facility.

The Fleet Financing Facility provides (subject to availability under a borrowing base) a revolving credit facility of up to $275 million to Hertz and PR Cars. On September 29, 2006, Hertz borrowed $124 million under this facility to refinance other debt. As of December 31, 2007, Hertz and PR Cars had $150.4 million (net of a $1.6 million discount) and $20.0 million, respectively, of borrowings outstanding under this facility. The borrowing base formula is subject to downward adjustment upon the occurrence of certain events and (in certain other instances) at the permitted discretion of the Fleet Financing Agent.

The Fleet Financing Facility will mature in December 2011 but Hertz and PR Cars may terminate or reduce the commitments of the lenders thereunder at any time. The Fleet Financing Facility is subject to mandatory prepayment in the amount by which outstanding extensions of credit to Hertz or PR Cars exceed the lesser of the Hertz or PR Cars borrowing base, as applicable, and the commitments then in effect.

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

At the applicable borrower's election, the interest rates per annum applicable to the loans under the Fleet Financing Facility will be based on a fluctuating rate of interest measured by reference to either (1) LIBOR plus a borrowing margin of 125 basis points or (2) an alternate base rate of the prime rate plus a borrowing margin of 25 basis points. As of December 31, 2007, the average interest rate was 6.3% (LIBOR based).

The Fleet Financing Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and their subsidiaries to create liens, dispose of assets, engage in mergers, enter into agreements which restrict liens on the Fleet Financing Facility collateral or our rental car fleet in Kansas or change the nature of their business.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2006, certain of the documents relating to the Fleet Financing Facility were amended to make certain technical and administrative changes.

Brazilian Fleet Financing Facility.    On April 4, 2007, our Brazilian subsidiary, Car Rental Systems Do Brasil Locacao De Veiculos Ltda., or "Hertz Brazil," entered into an agreement amending and restating its credit facility to, among other things, increase the facility to R$130 million (or $73.2 million), consisting of an R$70 million (or $39.4 million) term loan facility and an R$60 million (or $33.8 million) revolving credit facility (the "Brazilian Fleet Financing Facility"). The borrowing margin was reduced from 300 basis points over CDI (Brazil's interbank deposit rate) to 225 basis points over CDI. The amendment also increased the borrowing base advance rate from 80% to 85% of the value of the fleet. The credit facility is secured by Hertz Brazil's fleet of vehicles and backed by a $63.5 million Hertz guarantee. This facility will mature in December 2010. As of December 31, 2007, the foreign currency equivalent of $62.9 million in borrowings were outstanding under this facility.

Canadian Fleet Financing Facility.    On May 30, 2007, our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, entered into a Note Purchase Agreement with CARE Trust, a third- party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian rental car fleet (the "Canadian Fleet Financing Facility"). The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $392.1 million). This facility matures in May 2012. As of December 31, 2007, the foreign currency equivalent of $155.4 million in borrowings were outstanding under this facility.

On December 24, 2007, Hertz Canada Limited, an indirect subsidiary of Hertz, and certain subsidiaries of Hertz Canada Limited, entered into a waiver and agreement with CARE Trust (the "waiver and agreement"). The waiver and agreement allows the borrowers to designate certain vehicles as "unfunded risk vehicles" during a waiver period, which began on December 24, 2007 and will end on March 31, 2008. During the waiver period, vehicles designated as unfunded risk vehicles are excluded from the calculation of the borrowing base and are also excluded for purposes of determining whether certain covenants regarding the composition of the vehicle pool are satisfied.

Belgian Fleet Financing Facility.    On June 21, 2007, our Belgian subsidiary, Hertz Belgium BVBA, entered into a secured revolving credit facility with varying facility limits of up to €27.4 million (or $40.4 million) maturing in December 2010 (the "Belgian Fleet Financing Facility"). The new facility refinanced the Belgian portion of the International Fleet Debt facilities. This facility is guaranteed by HIL and the fleet assets used in the Belgian operations are pledged as collateral for this debt. Interest is charged at a spread over the Euribor. This facility contains a number of covenants typical for this type of facility, including restrictions on additional indebtedness, creation of liens, engaging in mergers and change of business. As of December 31, 2007, the foreign currency equivalent of $30.0 million in borrowings were outstanding under this facility.

U.K. Leveraged Financing.    On December 21, 2007, our subsidiary in the United Kingdom, or the "U.K.," Hertz (U.K.) Limited, entered into an agreement for a sale and lease back facility with a financial institution in the U.K., under which we may sell and leaseback fleet up to the value of £135.0 million (or $271.2 million). The amount available under this facility increases over the term of the facility. The facility is scheduled to mature in December 2013. This facility refinanced the U.K. portion of the International Fleet Debt facilities. This facility is guaranteed by HIL and pricing is based on current LIBOR. This facility contains covenants typical for this type of facility including restrictions on engaging in mergers and

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

change of business, and includes requirements to meet on a quarterly basis certain ratios measuring utilization, interest coverage and net worth. As of December 31, 2007, the foreign currency equivalent of $222.7 million in borrowings were outstanding under this facility.

Pre-Acquisition Debt

As of December 31, 2007, we had approximately $509.4 million (net of a $5.1 million discount) outstanding in pre-Acquisition promissory notes issued under three separate indentures at an average interest rate of 7.1%. These pre-Acquisition promissory notes have maturities ranging from 2008 to 2028.

As of December 31, 2006, we had approximately €7.6 million (or $10.0 million) outstanding in pre-Acquisition Euro Medium Term Notes, in connection with which we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006 and maturing on July 16, 2007. The purpose of this interest rate swap was to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro Medium Term Notes. On June 30, 2007, the remaining notes outstanding and related interest rate swap agreements pursuant to the Euro Medium Term Note Program were repaid in full and expired, respectively.

We also had outstanding as of December 31, 2007 approximately $303.6 million in borrowings, net of a $3.9 million discount, consisting of pre-Acquisition ABS Notes with an average interest rate of 3.1%. These pre-Acquisition ABS Notes have maturities ranging from 2008 to 2009. See "U.S. Fleet Debt" for a discussion of the collateralization of the pre-Acquisition ABS Notes.

Credit Facilities

As of December 31, 2007, the following credit facilities were available for the use of Hertz and its subsidiaries:

  •
  The Senior Term Facility had approximately $7.3 million available under the letter of credit facility.

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,570.6 million of remaining capacity, all of which was available under the borrowing base limitation and $178.6 million of which was available under the letter of credit facility sublimit.

  •
  The U.S. Fleet Debt had approximately $1,500.0 million of remaining capacity and $17.8 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The International Fleet Debt facilities had the foreign currency equivalent of approximately $885.6 million of remaining capacity and $223.3 million available under the borrowing base limitation.

  •
  The Fleet Financing Facility had approximately $103.0 million of remaining capacity and $4.8 million available under the borrowing base limitation.

  •
  The Brazilian Fleet Financing Facility had the foreign currency equivalent of approximately $10.3 million of remaining capacity and $10.3 million available under the borrowing base limitation.

  •
  The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $236.7 million of remaining capacity and no amounts available under the borrowing base limitation.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  The U.K. Leveraged Financing Facility had the foreign currency equivalent of approximately $48.5 million of remaining capacity and no amounts available under the borrowing base limitation.

As of December 31, 2007, substantially all of our assets were pledged under one or more of the facilities noted above. As of December 31, 2007 and 2006, accrued interest was $138.3 million and $149.1 million, respectively, which is reflected in our consolidated balance sheet in "Other accrued liabilities."

Note 4—Employee Retirement Benefits

Qualified U.S. employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan, or the "Hertz Retirement Plan," a cash balance plan. Under this qualified Hertz Retirement Plan, we pay the entire cost and employees are not required to contribute.

Most of our foreign subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. We participate in various multiemployer pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Contributions to U.S. multiemployer plans were $7.5 million, $7.7 million and $7.2 million for years ended December 31, 2007, 2006 and 2005, respectively.

Company plans are generally funded, except for certain nonqualified U.S. defined benefit plans and in Germany, where unfunded liabilities are recorded.

We sponsor defined contribution plans for certain eligible U.S. and non-U.S. employees. We match contributions of participating employees on the basis specified in the plans.

We also sponsor postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants' contributions adjusted annually. An unfunded liability is recorded. We also have a key officer postretirement car benefit plan that provides the use of a vehicle for retired Senior Vice Presidents and above who have a minimum of 20 years of service and who retired at age 58 or above.

We use a December 31 measurement date for all our plans.

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans (including health care and life insurance plans covering

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

domestic ("U.S.") employees and the retirement plans for foreign operations ("Non-U.S."), together with amounts included in our consolidated balance sheet and statement of operations (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2007	2006	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at January 1	$437.6	$400.0	$209.1	$160.3	$16.6	$18.2
Service cost	27.6	28.0	10.9	9.6	0.3	0.4
Interest cost	26.4	22.2	10.3	8.4	0.8	0.8
Employee contributions	—	—	1.5	1.5	0.2	0.1
Plan amendments	—	0.1	—	—	—	1.0
Plan curtailments	(5.1)	—	(0.1)	—	—	—
Plan settlements	(22.3)	—	(2.7)	—	—	—
Special termination benefits	4.5	—	—	—	0.2	—
Benefits paid	(25.0)	(15.6)	(4.3)	(2.4)	(0.7)	(0.2)
Foreign exchange translation	—	—	7.8	21.1	—	—
Actuarial loss (gain)	7.5	2.9	(32.8)	10.6	(4.2)	(3.7)

Benefit obligation at December 31	$451.2	$437.6	$199.7	$209.1	$13.2	$16.6

Change in Plan Assets
Fair value of plan assets at January 1	$338.8	$310.2	$144.7	$95.1	$—	$—
Actual return on plan assets	14.4	39.3	12.9	14.0	—	—
Company contributions	23.8	4.9	6.5	23.9	0.4	0.1
Employee contributions	—	—	1.6	1.5	0.2	0.1
Plan settlements	(22.3)	—	(2.7)	—	—	—
Benefits paid	(25.0)	(15.6)	(4.3)	(2.4)	(0.6)	(0.2)
Foreign exchange translation	—	—	4.2	12.8	—	—
Other	—	—	(0.3)	(0.2)	—	—

Fair value of plan assets at December 31	$329.7	$338.8	$162.6	$144.7	$—	$—

Funded Status of the Plan
Plan assets less than benefit obligation	$(121.5)	$(98.8)	$(37.1)	$(64.4)	$(13.2)	$(16.6)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2007	2006	2007	2006	2007	2006
Amounts recognized in balance sheet:
Liabilities	$(121.5)	$(98.8)	$(37.1)	$(64.4)	$(13.2)	$(16.6)

Net obligation recognized in the balance sheet	$(121.5)	$(98.8)	$(37.1)	$(64.4)	$(13.2)	$(16.6)

Initial net asset (obligation)	$—	$—	$—	$—	$—	$—
Prior service cost	(0.1)	(0.2)	—	—	—	—
Net gain (loss)	(1.3)	13.1	29.5	(5.2)	7.2	3.6

Accumulated other comprehensive income (loss)	(1.4)	12.9	29.5	(5.2)	7.2	3.6
Unfunded accrued pension or postretirement benefit	(120.1)	(111.7)	(66.6)	(59.2)	(20.4)	(20.2)

Net obligation recognized in the balance sheet	$(121.5)	$(98.8)	$(37.1)	$(64.4)	$(13.2)	$(16.6)

Total recognized in other comprehensive income (loss)	$(14.3)	$—	$34.7	$—	$3.6	$—

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$46.5	$26.2	$(24.8)	$9.4	$(2.9)	$1.1

Estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next fiscal year:
Net gain (loss)	$(0.6)	$—	$0.7	$—	$0.6	$0.2

Balance sheet adjustment: Increase in accumulated other comprehensive (income) loss (before tax) to reflect the adoption of SFAS 158		$(12.9)		$5.2		$(3.6)
Accumulated Benefit Obligation at December 31	$377.2	$365.4	$168.1	$164.0	N/A	N/A
Weighted-average assumptions as of December 31
Discount rate	6.30%	5.70%	5.51%	4.81%	6.30%	5.70%
Expected return on assets	8.50%	8.75%	7.22%	7.22%	N/A	N/A
Average rate of increase in compensation	4.3%	4.3%	4.0%	3.8%	N/A	N/A
Initial health care cost trend rate	—	—	—	—	9.5%	9.5%
Ultimate health care cost trend rate	—	—	—	—	5.0%	5.0%
Number of years to ultimate trend rate	—	—	—	—	8	8

The discount rate used to determine the December 31, 2007 benefit obligations for U.S. pension plans is based on an average of three indices of high quality corporate bonds whose duration closely matches that of our plans. The rates on these bond indices are adjusted to reflect callable issues. For our plans outside the U.S., the discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches our plan.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

	Pension Benefits
	U.S.				Non-U.S
	Successor			Predecessor	Successor			Predecessor
	Years ended December 31,		For the periods from		Years ended December 31,		For the periods from
	2007	2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005	2007	2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
Components of Net Periodic Benefit Cost:
Service cost	$27.6	$28.0	$0.7	$23.7	$10.9	$9.5	$0.2	$6.9
Interest cost	26.4	22.2	0.6	19.0	10.3	8.4	0.2	6.1
Expected return on plan assets	(25.7)	(24.0)	(0.6)	(20.8)	(10.9)	(8.5)	(0.2)	(5.4)
Amortization:
Transition	—	—	—	—	—	—	—	—
Amendments	—	—	—	0.5	—	—	—	—
Losses and other	1.0	—	0.1	3.5	—	—	0.1	1.8
Curtailment gain	(5.1)	—	—	—	(0.1)	—	—	—
Settlement loss (gain)	3.5	—	—	1.1	(0.3)	—	—	—
Special termination cost	4.5	—	—	—	—	—	—	—

Net pension expense	$32.2	$26.2	$0.8	$27.0	$9.9	$9.4	$0.3	$9.4

Weighted-average discount rate for expense (January 1)	5.70%	5.50%	5.75%	5.75%	4.81%	4.65%	5.14%	5.14%
Weighted-average assumed long-term rate of return on assets (January 1)	8.75%	8.75%	8.75%	8.75%	7.22%	6.88%	6.90%	6.90%

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Postretirement Benefits (U.S.)
	Successor			Predecessor
			For the periods from
	Years ended December 31,
			December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.4	$—	$0.4
Interest cost	0.8	0.8	0.1	0.9
Amortization:
Losses and other	(0.6)	(0.1)	—	0.2
Special termination benefit cost	0.2	—	—	—

Net postretirement expense	$0.7	$1.1	$0.1	$1.5

Weighted-average discount rate for expense	5.7%	5.50%	5.75%	5.75%
Initial health care cost trend rate	9.5%	10.0%	11.0%	11.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%	5.0%
Number of years to ultimate trend rate	7	8	9	9

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	$0.5	$(0.5)

The provisions charged to income for the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 for all other pension plans were approximately (in millions of dollars) $7.8, $8.0, $0.2 and $8.0, respectively.

The provisions charged to income for the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 for the defined contribution plans were approximately (in millions of dollars) $15.6, $15.1, $0.5 and $14.8, respectively.

Plan Assets

Our major U.S. and Non-U.S. pension plans' weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	Plan Assets
Asset Category	2007	2006	2007	2006
	U.S.		Non-U.S.
Equity securities	70.0%	72.4%	85.0%	85.0%
Fixed income securities	30.0	27.6	15.0	15.0

Total	100.0%	100.0%	100.0%	100.0%

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have a long-term investment outlook for the assets held in our Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. We have two major plans which reside in the U.S. and the U.K.

The U.S. Plan, or the "Plan," currently has a target asset allocation of 70% equity and 30% fixed income. The equity portion of the Plan is invested in one passively managed S&P 500 index fund, one passively managed U.S. small/midcap fund and one actively managed international portfolio. The fixed income portion of the Plan is actively managed by a professional investment manager and is benchmarked to the Lehman Long Govt/Credit Index. The Plan assumes an 8.50% rate of return on assets, which represents the expected long-term annual weighted-average return for the Plan in total. The annualized long-term performance of the Plan has generally been in excess of the long-term rate of return assumptions.

The U.K. Plan currently invests in a professionally managed Balanced Consensus Index Fund, which has the investment objective of achieving a total return relatively equal to its benchmark. The benchmark is based upon the average asset weightings of a broad universe of U.K. pension funds invested in pooled investment vehicles and each of their relevant indices. The asset allocation as of December 31, 2007, was 85.0% equity and 15.0% fixed income. The U.K. Plan currently assumes a rate of return on assets of 7.5%, which represents the expected long-term annual weighted-average return.

Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. In 2007 and 2006, we made no discretionary cash contributions to our U.S. pension plan. In 2008, we expect to contribute, at a minimum, approximately $21.2 million to our worldwide pension plans, including contributions required by funding regulations, discretionary contributions and benefit payments for unfunded plans.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions of dollars):

	Pension Benefits	Postretirement Benefits (U.S.)
2008	$33.7	$0.8
2009	24.4	0.9
2010	26.6	1.0
2011	27.1	1.1
2012	28.7	1.1
2013-2016	167.7	6.6

Note 5—Hertz Holdings Stock Incentive Plan

On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan." The Stock Incentive Plan provides for the sale of Hertz Holdings common stock to our executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings common stock to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selects the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or the Compensation Committee of Hertz Holdings may determine the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares are reserved for issuance under the Stock Incentive Plan. Hertz Holdings currently intends to satisfy any need for shares of its common stock associated with the exercise of options issued under the Stock Incentive Plan through those new shares reserved for issuance, not through the use of Treasury shares or open market purchases of shares. The Stock Incentive Plan was approved by the stockholders of Hertz Holdings on March 8, 2006.

All option grants will be non-qualified options with a per-share exercise price no less than fair market value of one share of Hertz Holdings stock on the grant date. Any stock options granted will generally have a term of ten years, and unless otherwise determined by the Board of Directors or the Compensation Committee of Hertz Holdings, will vest in five equal annual installments. The options granted in 2006 vest over five years; the options granted in 2007 vest over three years, except for the grants to Mark P. Frissora, our Chief Executive Officer, and certain key executives, which vest over four years. The options granted to the outside Directors vest immediately. The Board of Directors or Compensation Committee of Hertz Holdings may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Hertz Holdings experiences a change in control (as defined in the Stock Incentive Plan) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee's death or disability (as defined in the Stock Incentive Plan). Upon a termination for cause (as defined in the Stock Incentive Plan), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earliest of the expiration of their term or 60 days following termination of employment (180 days in the case of death, disability or retirement at normal retirement age).

Unless sooner terminated by the Board of Directors of Hertz Holdings, the Stock Incentive Plan will remain in effect until February 15, 2016.

Hertz Holdings is in the process of obtaining shareholder approval for an Omnibus long-term incentive plan providing for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights performance awards (shares and units), restricted stock, restricted stock units and deferred stock units. See Note 16—Subsequent Events.

In May 2007, Hertz Holdings granted options to acquire 1,029,007 shares of Hertz Holdings' common stock to key executives, employees and non-management directors at exercise prices ranging from $20.55 to $21.87. In August 2007, Hertz Holdings granted options to acquire 510,000 shares of Hertz Holdings' common stock to certain executives, including an award to Mr. Frissora at exercise prices ranging from $22.61 to $23.06. In November 2007, Hertz Holdings granted options to acquire 232,000 shares of Hertz Holdings' common stock to certain executives at exercise prices ranging from $17.14 to $21.22. These options are subject to and governed by the terms of the Stock Incentive Plan and the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan." See Note 14—Related Party Transactions—"Director Stock Incentive Plan."

We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R. The options are being accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the Stock Incentive Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level. We will recognize compensation cost on a straight-line basis over the vesting period. The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Because the stock of Hertz Holdings became publicly traded in November 2006 and has a short trading

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

history, it is not practicable for us to estimate the expected volatility of Hertz Holdings' share price, or a peer company share price, because there is not sufficient historical information about past volatility. Therefore, we have used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of Hertz Holdings' common stock price as an assumption in the valuation model. We selected the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we used the U.S. large capitalization component, which includes the top 70% of the index universe (by market value).

The calculation of the historical volatility of the index was made using the daily historical closing values of the index for the preceding 6.5 years, because that is the expected term of the options using the simplified approach allowed under SAB No. 107.

The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term, as of the grant dates. The assumed dividend yield is zero. We assume that each year 1% of the options that are outstanding but not vested will be forfeited because of employee attrition.

Assumption	2007 Grants	2006 Grants
Expected volatility	39.7% - 50.2%	50.2%
Weighted-average volatility	46.8%	50.2%
Expected dividends	0.0%	0.0%
Expected term (years)	5.0 - 6.5	6.5
Risk-free rate	4.38% - 4.79%	4.89% - 5.07%
Forfeiture rate (per year)	1.0%	1.0%

A summary of option activity under the Stock Incentive Plan as of December 31, 2007 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands of dollars)
Outstanding at January 1, 2007	15,748,354	$5.85
Granted	1,782,527	$21.66
Exercised	(1,227,950)	$4.56
Forfeited or Expired	(1,747,600)	$5.64

Outstanding at December 31, 2007	14,555,331	$7.91	8.5	$126,139

Exercisable at December 31, 2007	2,889,180	$6.50	8.4	$23,676

A total of 1,227,950 options were exercised in the year ended December 31, 2007 and we received $5.6 million from the issuance of shares related to these exercises. The aggregate intrinsic value of options exercised during the year ended December 31, 2007 was $20.3 million.

The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $11.16 and $5.99, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of non-vested options as of December 31, 2007, and changes during the year, is presented below.

	Non-vested Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Calculated Value
Non-vested as of January 1, 2007	15,748,354	$5.85	$5.99
			$11.16
Granted	1,782,527	$21.66
Vested	(4,117,130)	$5.90	$6.02
Forfeited or Expired	(1,747,600)	$5.64	$5.57

Non-vested as of December 31, 2007	11,666,151	$8.21	$6.90

For the year ended December 31, 2007, we recognized compensation cost of $32.9 million ($20.2 million, net of tax) including $5.1 million related to restructuring activities to accelerate the vesting for certain executives. As of December 31, 2007, there was approximately $85.3 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Stock Incentive Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 2.1 years, on a weighted average basis, of the requisite service period that began on the grant dates. For the year ended December 31, 2006, we recognized compensation cost of $13.8 million ($8.3 million, net of tax).

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Successor			Predecessor
	Years ended December 31,		For the periods from
	2007	2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
Depreciation of revenue earning equipment	$1,905,846	$1,761,804	$45,362	$1,605,243
Adjustment of depreciation upon disposal of the equipment	21,185	(35,857)	(2,123)	(68,307)
Rents paid for vehicles leased	76,329	31,255	588	18,926

Total	$2,003,360	$1,757,202	$43,827	$1,555,862

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 included (in millions of dollars) net gains of $0.6, $16.3, $1.3 and $41.8, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations, and a net loss of $21.8 and net gains of $19.6, $0.8 and $26.5, respectively, on the disposal of vehicles used in our car rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2007 and 2006, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $13.7 million and $5.3 million in depreciation expense for the years ended December 31, 2007 and 2006, respectively. During 2007 and 2006, depreciation rates in certain of our equipment rental operations were decreased and resulted in net decreases of $13.1 million and $18.4 million in depreciation expense for the years ended December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007 and 2006, our worldwide car rental operations sold approximately 163,400 and 101,000 non-program cars, respectively, a 61.8% increase.

Note 7—Taxes on Income

The components of income (loss) before income taxes and minority interest for the periods were as follows (in thousands of dollars):

	Successor			Predecessor
	Years ended December 31,		For the periods from
	2007	2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
Domestic	$192,014	$137,122	$(19,144)	$371,570
Foreign	196,842	103,607	(14,074)	203,336

Total	$388,856	$240,729	$(33,218)	$574,906

The total provision (benefit) for taxes on income consists of the following (in thousands of dollars):

	Successor			Predecessor
	Years ended December 31,		For the periods from
	2007	2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
Current:
Federal	$10,500	$6,576	$—	$577,573
Foreign	18,346	28,527	—	17,550
State and local	13,982	2,537	—	7,670

Total current	42,828	37,640	—	602,793

Deferred:
Federal	67,049	41,609	(5,711)	(435,037)
Foreign	8,374	11,148	(4,822)	11,224
State and local	(15,910)	(6,670)	(1,710)	12,352

Total deferred	59,513	46,087	(12,243)	(411,461)

Total provision (benefit)	$102,341	$83,727	$(12,243)	$191,332

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal items of the U.S. and foreign net deferred tax liability at December 31, 2007 and 2006 are as follows (in thousands of dollars):

	2007	2006
Deferred Tax Assets:
Employee benefit plans	$155,478	$130,966
Net operating loss carryforwards	476,160	434,923
Foreign tax credit carryforwards	21,177	14,604
Federal and state tax credit carryforwards	5,379	4,683
Accrued and prepaid expenses	162,509	89,809

Total Deferred Tax Assets	820,703	674,985
Less: Valuation Reserves	(69,879)	(70,102)

Total Net Deferred Tax Assets	750,824	604,883

Deferred Tax Liabilities:
Depreciation on tangible assets	(1,414,946)	(1,207,796)
Intangible assets	(1,146,869)	(1,213,893)

Total Deferred Tax Liabilities	(2,561,815)	(2,421,689)

Net Deferred Tax Liability	$(1,810,991)	$(1,816,806)

As of December 31, 2007, deferred tax assets of $304.2 million related to U.S. Federal Net Operating Loss, or "NOL," carryforwards of $869.2 million were recorded. The total Federal NOL carryforwards are $877.4 million which include $8.2 million of excess tax deductions associated with our stock option plans which have yet to reduce taxes payable. The Federal NOLs begin to expire in 2025. Our state NOLs associated with the Federal NOL exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $89.7 million. The state NOLs begin to expire in 2010.

As of December 31, 2007, deferred tax assets of $82.3 million related to foreign NOL carryforwards were recorded. Most of our foreign NOLs have an indefinite carryforward period; $44.0 million of the $316.2 million of foreign NOLs begin to expire in 2016. The NOLs subject to expiration have a deferred tax asset of $12.6 million. A valuation allowance of $56.2 million at December 31, 2007 was recorded against a portion of the foreign NOL deferred tax assets as those deferred tax assets relate to jurisdictions that have historical losses. The valuation allowance relates to the likelihood that a portion of the NOL carryforwards may not be utilized in the future.

Approximately, $8.2 million of the NOL carryforwards are associated with excess tax deductions resulting from our stock option plans. Upon the utilization of these carryforwards, the associated tax benefits of approximately $3.2 million will be recorded to Additional Paid-in Capital.

As of December 31, 2007, we have recorded deferred tax assets for U.S. Foreign Tax Credit carryforwards of $21.2 million, which will begin to expire in 2015 and various state tax credit carryforwards of $5.4 million, which will begin to expire in 2027.

As of December 31, 2007, we have recorded valuation allowances of $69.9 million against our deferred tax assets. Approximately $49.8 million of these valuation allowances, if and when released, will be credited to goodwill.

During 2006, a third party was engaged to perform a comprehensive analysis of deferred taxes. The deferred tax analysis resulted in a $159.4 million decrease to our deferred tax liability and a

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$156.3 million decrease to goodwill. We determined that these adjustments were not material to the 2006 or previously issued consolidated financial statements. In addition, further refinements in this analysis and other processes were made during 2007 and resulted in an additional $41.7 million decrease to the deferred tax liability and a $41.9 million decrease to goodwill. We have determined that the adjustments recorded in 2007 were not material to our current or previously issued consolidated financial statements.

The American Jobs Creation Act, or "the Act," was enacted in October 2004. The Act contained a provision allowing a one-time favorable tax benefit in 2005 related to the repatriation of foreign earnings to the U.S. During 2005, in connection with the Acquisition, $547.8 million of foreign earnings from certain foreign subsidiaries of Hertz were repatriated to the U.S. The repatriation generated $168.2 million of tax expense, of which $136.9 million was mitigated by foreign tax credits, resulting in a net tax expense of $31.3 million.

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Successor			Predecessor
	Years ended December 31,		For the periods from
	2007	2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
Statutory Federal Tax Rate	35.0%	35.0%	35.0%	35.0%
Foreign tax differential	(6.0)	(4.0)	(2.8)	2.7
State and local income taxes, net of federal income tax benefit	2.0	2.6	3.4	2.3
Increase (decrease) in valuation allowance	—	4.1	—	(6.1)
Change in statutory rates	(8.0)	(4.5)	—	—
All other items, net	3.3	1.6	1.3	(0.6)

Effective Tax Rate	26.3%	34.8%	36.9%	33.3%

The reduction in the 2007 effective tax rate is primarily attributable to a net reduction in the global valuation allowance mainly attributable to France and a reduction to the net deferred tax liability attributable to decreases in statutory income tax rates in various jurisdictions.

As of December 31, 2007, approximately $181.3 million of undistributed earnings of foreign subsidiaries existed for which U.S. deferred taxes have not been recorded because it is management's current intention to permanently reinvest these undistributed earnings offshore and it is not practicable to determine such deferred tax liability. If, in the future these earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future, additional tax provisions will be recorded.

We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," or "FIN 48," on January 1, 2007. Upon adoption, we recorded an $18.9 million increase to our liabilities for unrecognized tax benefits. The increase in liabilities was recorded as a decrease of $3.6 million and an increase of $15.3 million to the January 1, 2007 retained earnings and goodwill balances, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of the adoption date, we had total unrecognized tax benefits of $20.3 million. As of December 31, 2007, we had total unrecognized tax benefits of $35.5 million, of which $8.2 million, if recognized, would favorably impact the effective tax rate in future periods. The $27.3 million remaining balance of our unrecognized tax benefits relates to pre-Acquisition items of $19.0 million and temporary difference items of $8.3 million. To the extent that these items reverse, in the future, the pre-Acquisition items will affect goodwill and the temporary items will affect current and deferred income tax expense in continuing operations but will not have any effective rate impact.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

2007
Balance at January 1, 2007	$20,281
Increase attributable to tax positions taken during prior periods	6,465
Increase attributable to tax positions taken during the current year	9,496
Decrease attributable to settlements with taxing authorities	(693)

Balance at December 31, 2007	$35,549

We conduct business globally and, as a result, file one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, the Netherlands, Brazil, Canada, France, Germany, Italy, Spain, Ireland, the United Kingdom and the United States. The open tax years for these jurisdictions span from 1997 to 2007. A tax indemnification agreement entered into with Ford on the Closing Date indemnifies Hertz from U.S. federal and unitary state, and certain combined non-U.S. income tax liabilities for all periods prior to December 21, 2005.

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We are not currently under audit by the Internal Revenue Service but are under audit in several non-U.S. jurisdictions. It is reasonably possible that approximately $19.0 million of unrecognized tax benefits may reverse within the next twelve months due to their settlement with the relevant taxing authorities and/or the filing of amended income tax returns.

Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of "Provision for taxes on income" in our consolidated statement of operations. During 2007, we recognized approximately $2.2 million in net, after-tax interest and penalties. We had approximately $12.0 million of net, after-tax interest and penalties accrued in our consolidated balance sheet at December 31, 2007.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Lease and Concession Agreements

We have various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in thousands of dollars):

	Successor			Predecessor
	Years ended December 31,		For the periods from
	2007	2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
Rents	$130,954	$120,726	$3,500	$112,627
Concession fees:
Minimum fixed obligations	301,479	279,487	7,653	246,304
Additional amounts, based on revenues	209,589	194,220	5,544	178,431

Total	$642,022	$594,433	$16,697	$537,362

As of December 31, 2007, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

	Rents	Concessions
2008	$111,080	$251,298
2009	92,394	197,722
2010	71,871	143,402
2011	55,700	110,663
2012	45,245	89,562
Years after 2012	182,267	367,295

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

In addition to the above, we have various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

	Successor			Predecessor
	Years ended December 31,		For the periods from
	2007	2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
Revenue earning equipment	$76,329	$31,255	$588	$18,926
Office and computer equipment	11,271	14,718	466	14,984

Total	$87,600	$45,973	$1,054	$33,910

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2007, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands of dollars): 2008, $64,033; 2009, $22,902; 2010, $4,990; 2011, $1,069; 2012, $585; years after 2012, $37.

Note 9—Segment Information

We follow SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental of cars and light trucks, or "car rental"; and rental of industrial, construction and material handling equipment, or "equipment rental." "Corporate and other" includes general corporate expenses, certain interest expense (including, in Successor periods, net interest on corporate debt), as well as other business activities, such as our third party claim management services.

On January 1, 2007, we changed our measure of segment profitability from income (loss) before income taxes and minority interest to adjusted pre-tax income (loss) as this measure is now being utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure better reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of debt financing costs and debt discounts and mark to market of our HVF swaps, unrealized transaction gains (losses) on our Euro-denominated debt (through September 30, 2006) and certain one-time charges and non-operational items. The contribution of our segments for the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 are summarized below (in millions of dollars).

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor			Predecessor
			For the periods from
	Years ended December 31,
			December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005

	2007	2006
Revenues
Car rental	$6,920.6	$6,378.0	$131.8	$5,915.0
Equipment rental	1,755.9	1,672.6	22.5	1,392.8
Corporate and other	9.1	7.8	0.2	6.9

Total	$8,685.6	$8,058.4	$154.5	$7,314.7

Adjusted pre-tax income (loss)(a)
Car rental	$609.1	$472.3	$(15.5)	$395.1
Equipment rental	373.8	345.5	(9.4)	250.5
Corporate and other	(322.2)	(330.9)	(8.1)	(57.9)
Depreciation of revenue earning equipment
Car rental	$1,695.4	$1,479.6	$37.4	$1,344.1
Equipment rental	308.0	277.6	6.4	211.8
Corporate and other	—	—	—	—

Total	$2,003.4	$1,757.2	$43.8	$1,555.9

Depreciation of property and equipment
Car rental	$130.8	$150.8	$4.1	$141.1
Equipment rental	40.4	40.5	1.2	36.4
Corporate and other	5.9	5.9	0.2	4.9

Total	$177.1	$197.2	$5.5	$182.4

Amortization of other intangible assets
Car rental	$30.4	$29.4	$1.1	$0.7
Equipment rental	32.2	32.2	1.0	—
Corporate and other	—	—	—	—

Total	$62.6	$61.6	$2.1	$0.7

Interest expense, net of interest income
Car rental	$436.8	$424.1	$15.8	$349.2
Equipment rental	146.3	140.0	3.4	86.4
Corporate and other	292.7	296.6	6.6	38.6

Total	$875.8	$860.7	$25.8	$474.2

Revenue earning equipment and property and equipment
Car rental
Expenditures	$10,764.7	$10,712.1	$234.9	$11,530.1
Proceeds from disposals	(9,073.2)	(9,368.5)	(199.8)	(9,926.6)

Net expenditures	$1,691.5	$1,343.6	$35.1	$1,603.5

Equipment rental
Expenditures	$770.6	$929.6	$8.2	$987.9
Proceeds from disposals	(230.5)	(260.4)	(1.4)	(255.8)

Net expenditures	$540.1	$669.2	$6.8	$732.1

Corporate and other
Expenditures	$2.8	$3.1	$0.2	$2.7
Proceeds from disposals	(9.5)	—	—	(0.3)

Net expenditures	$(6.7)	$3.1	$0.2	$2.4

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2007	2006
Total assets at end of year
Car rental	$11,009.9	$10,597.0
Equipment rental	4,757.4	4,475.9
Corporate and other	3,487.9	3,602.8

Total	$19,255.2	$18,675.7

Revenue earning equipment, net, at end of year
Car rental	$7,610.4	$7,366.4
Equipment rental	2,697.5	2,439.1
Corporate and other	—	—

Total	$10,307.9	$9,805.5

We operate in the United States and in foreign countries. Foreign operations are substantially in Europe. The operations within major geographic areas are summarized below (in millions of dollars):

	Successor			Predecessor
			For the periods from
	Years ended December 31,
			December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005

	2007	2006
Revenues
United States	$5,849.9	$5,631.2	$123.7	$5,150.5
Foreign	2,835.7	2,427.2	30.8	2,164.2

Total	$8,685.6	$8,058.4	$154.5	$7,314.7

Depreciation of revenue earning equipment
United States	$1,460.8	$1,333.2	$35.5	$1,179.8
Foreign	542.6	424.0	8.3	376.1

Total	$2,003.4	$1,757.2	$43.8	$1,555.9

Depreciation of property and equipment
United States	$130.8	$150.7	$4.6	$140.3
Foreign	46.3	46.5	0.9	42.1

Total	$177.1	$197.2	$5.5	$182.4

Amortization of other intangible assets
United States	$43.1	$43.1	$1.3	$0.1
Foreign	19.5	18.5	0.8	0.6

Total	$62.6	$61.6	$2.1	$0.7

Interest expense, net of interest income
United States	$716.1	$706.0	$22.0	$414.4
Foreign	159.7	154.7	3.8	59.8

Total	$875.8	$860.7	$25.8	$474.2

Revenue earning equipment and property and equipment
United States
Expenditures	$7,399.9	$8,037.8	$188.9	$8,762.3
Proceeds from disposals	(5,988.1)	(6,620.1)	(132.2)	(6,945.0)

Net expenditures	$1,411.8	$1,417.7	$56.7	$1,817.3

Foreign
Expenditures	$4,138.2	$3,607.0	$54.4	$3,758.4
Proceeds from disposals	(3,325.1)	(3,008.8)	(69.0)	(3,237.7)

Net expenditures	$813.1	$598.2	$(14.6)	$520.7

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2007	2006
Total assets at end of year
United States	$13,553.1	$14,055.7
Foreign	5,702.1	4,620.0

Total	$19,255.2	$18,675.7

Revenue earning equipment, net, at end of year
United States	$7,113.0	$7,243.3
Foreign	3,194.9	2,562.2

Total	$10,307.9	$9,805.5

(a)
The following table reconciles income (loss) before income taxes and minority interest to adjusted pre-tax income (loss) for the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and Predecessor period ended December 20, 2005 (in millions of dollars):

	Successor			Predecessor
			For the periods from
	Years ended December 31,
			December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005(1)

	2007	2006
Income (loss) before income taxes and minority interest	$388.8	$240.7	$(33.2)	$574.9
Adjustments:
Purchase accounting(2)	95.2	90.4	2.7	—
Non-cash debt charges(3)	105.9	99.5	0.3	8.8
Restructuring charges	96.4	—	—	—
Management transition costs	15.0	9.8	—	—
Stock purchase compensation charge	—	13.3	—	—
Unrealized transaction loss (gain) on Euro-denominated debt(4)	—	19.2	(2.8)	—
Unrealized gain on derivative(5)	(4.1)	—	—	—
Gain on sale of swap derivative	—	(1.0)	—	—
Sponsor termination fee	—	15.0	—	—
European headquarters relocation costs	—	—	—	4.0
Vacation accrual adjustment(6)	(36.5)	—	—	—

Adjusted pre-tax income (loss)(7)	$660.7	$486.9	$(33.0)	$587.7

    (1)
    Amounts are based on actual results during the period and therefore do not give effect to our new capital structure as if the debt associated with the Acquisition and related purchase accounting adjustments had occurred on January 1, 2005.

    (2)
    Includes the purchase accounting effects of the Acquisition and any subsequent acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

    (3)
    Non-cash debt charges represent the amortization of deferred debt financing costs and debt discounts. During the year ended December 31, 2007, also includes $20.4 million associated with the ineffectiveness of our HVF swaps and the write-off of $16.2 million of unamortized debt costs associated with a debt modification. During the year ended December 31, 2006, also includes $1.0 million associated with the reversal of the ineffectiveness of our HVF swaps. During the Successor period ended December 31, 2005, also includes $1.0 million associated with the ineffectiveness of our HVF swaps.

    (4)
    Represents unrealized losses and gains on currency translation of our Euro-denominated debt. On October 1, 2006, we designated this Euro-denominated debt as an effective net investment hedge of our Euro-denominated net investment in our foreign operations and as such we will no longer incur unrealized exchange transaction gains or losses in our consolidated statement of operations.

    (5)
    During the year ended December 31, 2007, includes an unrealized gain on interest rate swaptions.

    (6)
    Represents a decrease in the employee vacation accrual during the year ended December 31, 2007, relating to a change in our U.S. vacation policy, which now provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

    (7)
    See Item 7. MD&A—Results of Operation for reconciliation of adjusted pre-tax income (loss) by segment.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Litigation and Guarantees

Legal Proceedings

Fuel-Related Class Actions

We are or have been a defendant in four purported class actions—filed in Texas, Oklahoma, New Mexico and Nevada—in which the plaintiffs have put forth alternate theories to challenge the application of our Fuel and Service Charge, or "FSC," on rentals of cars that are returned with less fuel than when rented. The action in Texas remains pending, but the actions in New Mexico and Nevada were dismissed in 2007 and the action in Oklahoma was dismissed in 2008.

  1.
  Texas

    On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a FSC by us or all Texas residents who were charged a FSC by us. The petition alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In response to various motions by us, the plaintiff filed two amended petitions, which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff is seeking punitive damages. After some limited discovery, we filed a motion for summary judgment in December 2004. That motion was denied in January 2005. The parties then engaged in more extensive discovery. In April 2006, the plaintiff further amended his petition by adding a cause of action for fraudulent misrepresentation and, at the plaintiff's request, a hearing on the plaintiff's motion for class certification was scheduled for August 2006. In May 2006, the plaintiff filed a fourth amended petition which deleted the cause of action for conversion and the plaintiff also filed a first amended motion for class certification in anticipation of the August 2006 hearing on class certification. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charged a FSC in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We are appealing the order.

  2.
  Oklahoma

    On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purports to be a class action, this time on behalf of Oklahoma residents who rented from us and incurred our FSC. The petition alleged that the imposition of the FSC is a breach of contract and amounts to an unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In March 2005, the trial court granted our motion to dismiss the action but also granted the plaintiff the right to replead. In April 2005, the plaintiff filed an amended class action petition, newly alleging that our FSC violates the Oklahoma

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Consumer Protection Act and that we have been unjustly enriched, and again alleging that our FSC is unconscionable under Article 2A of the Oklahoma Uniform Commercial Code. In May 2005, we filed a motion to dismiss the amended class action petition. In October 2005, the court granted our motion to dismiss, but allowed the plaintiff to file a second amended complaint and we then answered the complaint. After the parties engaged in some limited discovery, we filed a motion for summary judgment in August 2007. In February 2008, the court granted our motion to dismiss and entered judgment in our favor on all of the remaining claims.

  3.
  New Mexico

    On December 13, 2005, Janelle Johnson, individually and on behalf of all other similarly situated persons v. The Hertz Corporation was filed in the Second Judicial District Court of the County of Bernalillo, New Mexico. Johnson purported to be a class action on behalf of all New Mexico residents who rented from us and who were charged a FSC. The complaint alleged that the FSC is unconscionable as a matter of law under pertinent sections of the New Mexico Uniform Commercial Code and that, under New Mexico common law, the collection of a FSC does not constitute valid liquidated damages, but rather is a void penalty. The plaintiff sought an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and its actual cost. In the alternative, the plaintiff requested that the court exercise its equitable jurisdiction and order us to cease and desist from our unlawful conduct and to modify our lease provisions to conform with applicable provisions of New Mexico statutory and common law. The complaint also sought attorneys' fees and costs. We removed the action to the U.S. District Court for the District of New Mexico and, in lieu of an answer, filed a motion to dismiss. In November 2006, the judge granted our motion to dismiss the liquidated damages claim and the substantive unconscionability claim but did not grant our motion to dismiss the procedural unconscionability claim or the claim for equitable relief. Plaintiff then amended her complaint to replead the unconscionability claim and to add a fraudulent misrepresentation claim. In December 2006, we filed a motion to dismiss the amended complaint and, in January 2007, the court dismissed the new fraud claim and reaffirmed the dismissal of the substantive unconscionability claim. In February 2007, the plaintiff dismissed the case with prejudice.

  4.
  Nevada

    On January 10, 2007, Marlena Guerra, individually and on behalf of all other similarly situated persons v. The Hertz Corporation was filed in the United States District Court for the District of Nevada. Guerra purported to be a class action on behalf of all individuals and business entities who rented vehicle at Las Vegas McCarran International Airport and were charged a FSC. The complaint alleged that those customers who paid the FSC were fraudulently charged a surcharge required for fuel in violation of Nevada's Deceptive Trade Practices Act. The plaintiff also alleged the FSC violates the Nevada Uniform Commercial Code, or "UCC," claiming it was unconscionable and operated as an unlawful liquidated damages provision. Finally, the plaintiff claimed that we breached our own rental agreement which the plaintiff claims to have been modified so as not to violate Nevada law-by charging the FSC, since such charges violate the UCC and/or the prohibition against fuel surcharges. The plaintiff sought compensatory damages, including the return of all FSC paid or the difference between the FSC and our actual costs, plus prejudgment interest, attorneys' fees and costs. In March 2007, we filed a motion to dismiss. In July 2007, the court granted our motion to dismiss and ordered the plaintiff's complaint dismissed with prejudice.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purports to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violate certain provisions of Nevada law, including Nevada's Deceptive Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asks for attorneys' fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss. In September 2007, the court denied our motion to dismiss. We thereafter filed a motion for certification seeking to have the interpretation of Nevada Revised Statutes Section 482.31575 certified to the Nevada Supreme Court or, in the alternative, to the United States Court of Appeals for the Ninth Circuit. In October 2007, we answered the complaint. In February 2008, the United States Court of Appeals for the Ninth Circuit denied our motion for certification. Discovery will commence in 2008.

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiff asserts violations of the Telephone Consumer Protection Act, 47 U.S.C. Section 227, and common law conversion and the plaintiff is seeking damages and costs of suit. In June 2007, we removed this action to the United States District Court for the District of Kansas. In February 2008, the case was remanded to the District Court of Wyandotte County, Kansas.

  4.
  California Tourism Assessments

    On November 14, 2007, Michael Shames, Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta was commenced in the United States District Court for the Southern District of California. Shames purports to be a class action brought on behalf of all individuals or entities that purchased rental car services from a defendant at a California situs airport after January 1, 2007. The complaint alleges that the defendants agreed to charge consumers a 2.5% assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission. The complaint also alleges that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the complaint asserts violations of 15 U.S.C. § 1, California's Unfair Competition Law and California's False Advertising Law, and seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees, and costs. The complaint also asserts separately against the California Travel and Tourism Commission and Caroline Beteta, the Commission's Executive Director, alleged violations of The California Bagley-Keene Open Meeting Act. In January 2008, we filed a motion to dismiss.

    On December 13, 2007, Thomas J. Comiskey, on behalf of himself and all others similarly situated v. Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, Hertz Corporation, Enterprise Rent-A-Car, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., The California Travel and Tourism Commission, and Dale E. Bonner was commenced in the United States District Court for the Central District of California. Comiskey purports to be a class action brought on behalf of all persons and entities that have paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on January 1, 2007. The complaint alleges that California's Passenger Car Rental Industry Tourism Assessment Program, as included in the California Tourism Marketing Act, violates the United States Constitution's Commerce Clause and First Amendment, both directly and in violation of 42 U.S.C. § 1983, Article I, §§ 2 and 3 of the California Constitution, and Article XIX, § 2 of the California Constitution. The complaint seeks injunctive and declaratory relief, that all unspent assessments collected and to be collected be held in trust, damages, interest, attorneys' fees, and costs. On December 14, 2007, Isabel S. Cohen filed in the United States District Court for the Central District of California a complaint virtually identical to that filed in Comiskey. In February 2008, the court consolidated Comiskey and Cohen, captioned the consolidated action "In re Tourism Assessment Fee Litigation," and ordered the plaintiffs to serve a single

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    consolidated class action complaint. The plaintiffs have not yet filed the consolidated complaint.

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

On February 19, 2007, The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. was filed in the United States District Court for the District of Massachusetts. In this action, we and our co-plaintiff seek damages and injunctive relief based upon allegations that Enterprise and its corporate parent, The Crawford Group, Inc., unlawfully engaged in anticompetitive and unfair and deceptive business practices by claiming to customers of Hertz that once Enterprise obtains a patent that it has applied for relating to its insurance replacement reservation system, Hertz will be prevented from using the co-plaintiff's EDiCAR system, which Hertz currently uses in its insurance replacement business. The complaint alleges, among other things, that Enterprise's threats are improper because the Enterprise patent, once issued, should be invalid and unenforceable. In April 2007, Enterprise and Crawford filed a motion to dismiss and Hertz and TSD filed opposition papers in May 2007. After a hearing on Enterprise's motion in September 2007, Hertz and TSD filed an amended complaint in October 2007.

On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts. In this second lawsuit—the patent action—we seek a declaratory judgment that a newly issued patent to The Crawford Group, Inc. is not infringed by Hertz and is invalid and unenforceable. In October 2007, we filed a motion to consolidate the antitrust action and the patent action and, in November 2007, the court granted our motion to consolidate the two actions. Enterprise and Crawford filed a motion to dismiss the patent action in December 2007 and Hertz and TSD filed opposition papers in January 2008. See "Part I—Item 1A—Risk Factors—Claims that the software products and information systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services, which could adversely affect our results of operations" included elsewhere in this Report.

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

Guarantees

At December 31, 2007, the following guarantees (including indemnification commitments) were issued and outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Sponsors; Directors

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. Hertz Holdings has also entered into indemnification agreements with each of our directors in connection with the initial public offering of the common stock of Hertz Holdings in November 2006. We do not believe that these indemnifications are reasonably likely to have a material impact on us.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued and those losses are reflected in our consolidated financial statements. As of December 31, 2007 and December 31, 2006, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheet in "Other accrued liabilities" were $2.7 million and $3.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Quarterly Financial Information (Unaudited)

A summary of the quarterly operating results during 2007 and 2006 were as follows (in thousands of dollars):

	First Quarter 2007		Second Quarter 2007		Third Quarter 2007		Fourth Quarter 2007
Revenues	$1,921,532		$2,175,664		$2,449,612		$2,138,823
Operating income: income before income taxes, interest expense and minority interest	139,016	(1)(2)	334,580	(1)(2)(5)	495,312	(1)(2)(5)	295,742	(1)(2)(5)
(Loss) income before income taxes and minority interest	(90,593)	(3)	143,018	(6)	255,005	(7)	81,426	(7)
Net (loss) income	(62,581)	(4)	85,716	(4)	162,624	(4)(8)	81,066	(4)

	First Quarter 2006		Second Quarter 2006		Third Quarter 2006		Fourth Quarter 2006
Revenues	$1,786,594		$2,040,633		$2,240,594		$1,990,584
Operating income: income before income taxes, interest expense and minority interest	147,013	(9)(10)	269,932	(9)	413,704	(9)	270,751	(9)
(Loss) income before income taxes and minority interest	(63,300)	(10)	57,549		187,533		58,947	(11)
Net (loss) income	(49,236)		17,981		121,474		50,069	(12)

(1)
The first quarter of 2007, second quarter of 2007, third quarter of 2007 and fourth quarter of 2007 include increases of $3.3 million and $1.3 million, a decrease of $4.5 million and an increase of $0.5 million, respectively, in depreciation expense related to the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment.

(2)
The first quarter of 2007, second quarter of 2007, third quarter of 2007 and fourth quarter of 2007 include $32.6 million, $16.7 million, $16.1 million and $31.0 million, respectively, of restructuring charges. See Note 12—Restructuring.

(3)
The first quarter of 2007 includes the write-off of $16.2 million of unamortized debt costs associated with certain debt modifications and $12.8 million of ineffectiveness on our interest rate swaps.

(4)
The first quarter of 2007, second quarter of 2007, third quarter of 2007 and fourth quarter of 2007 include $12.5 million, $3.3 million, $4.5 million and $5.1 million, respectively, of tax benefit related to the restructuring charge.

(5)
The second quarter of 2007, third quarter of 2007 and fourth quarter of 2007 include decreases of $19.6 million, $9.2 million and $7.7 million, respectively, in our employee vacation accrual relating to a change in our U.S. vacation policy which now provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

(6)
The second quarter of 2007 includes $12.8 million associated with the reversal of the ineffectiveness of our interest rate swaps.

(7)
The third quarter of 2007 and fourth quarter of 2007 include $17.7 million and $2.7 million, respectively, of ineffectiveness on our interest rate swaps.

(8)
The third quarter of 2007 includes unfavorable tax adjustments of $5.7 million related to prior year periods, which had no effect on Corporate EBITDA. The fourth quarter of 2007 includes net favorable tax adjustments of $5.0 million related to prior year periods which had no effect on Corporate EBITDA. If the third and fourth quarter 2007 adjustments noted above had been recorded in 2006, they would have had a negative impact on net income of approximately $3.3 million for the third quarter of 2006, a positive impact of approximately $3.1 million for the fourth quarter of 2006, no significant impact on the full year 2006 results and no effect on Corporate EBITDA in any of the 2006 periods.

(9)
The first quarter of 2006, second quarter of 2006, third quarter of 2006 and fourth quarter of 2006 include decreases of $8.6 million, $5.5 million and $1.2 million and an increase of $2.2 million, respectively, in depreciation expense related to the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment.

(10)
The first quarter of 2006 includes a gain of $6.6 million related to the assignment of certain interest rate swaps. See note (11).

(11)
The fourth quarter of 2006 includes an adjustment of $5.6 million to correct the original gain amount of $6.6 million disclosed in the first quarter of 2006, which did not take into account the relinquishment of a counter-party receivable in the amount of $5.6 million—see note (10). This adjustment had no effect on Corporate EBITDA.

(12)
The fourth quarter of 2006 includes favorable net tax adjustments of $2.9 million related to prior periods, which had no effect on Corporate EBITDA.

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

During 2007, we began to implement cost reducing initiatives in our European operations, and we expect to continue implementation of these measures in 2008.

During the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions relating to real estate facilities management and construction, procurement and information technology. Substantially all of the selected functions in these areas will be transitioned to the third-party service providers which will result in a decrease in headcount by the end of the third quarter of 2008.

For the year ended December 31, 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $96.4 million, which is composed of $65.2 million of involuntary termination benefits, $21.7 million in consulting costs, a net gain of $0.4 million related to pension and post employment benefits and other charges of $9.9 million.

We plan to announce, as plans are finalized, other efficiency initiatives during 2008. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring charges in our consolidated statement of operations can be summarized as follows (in thousands of dollars):

By Caption:	Year ended December 31, 2007
Direct operating	$41,185
Selling, general and administrative	55,292

Total	$96,477

By Segment:	Year ended December 31, 2007
Car rental	$64,514
Equipment rental	5,034
Corporate and other	26,929

Total	$96,477

Our consolidated balance sheet as of December 31, 2007, included accruals relating to the restructuring program of $18.2 million. We expect to pay substantially all of the remaining restructuring obligations during 2008. The following table sets forth the activity affecting the accrual during the year ended December 31, 2007 (in thousands of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consulting Costs	Other	Total
Balance as of January 1, 2007	$—	$—	$—	$—	$—
Charges incurred	65,188	(366)	21,761	9,894	96,477
Cash payments	(48,886)	(7)	(19,772)	(8,869)	(77,534)
Other(1)	(1,112)	478	116	(237)	(755)

Balance as of December 31, 2007	$15,190	$105	$2,105	$788	$18,188

(1)
Includes $2.0 million of stock-based employee compensation expense relating to the acceleration of vesting for certain stock options which has been classified as "Additional paid-in capital" on our consolidated balance sheet, a reduction of $0.4 million in pension and post retirement liabilities which have been included within "Accrued liabilities" on our consolidated balance sheet and $1.0 million in translation gains, which have been included within "Accumulated other comprehensive income" on our consolidated balance sheet.

Note 13—Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, short term investments and trade receivables. We place our cash equivalents and short term investments with a number of financial institutions and investment funds to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2007, we had no significant concentration of credit risk.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Equivalents and Restricted Cash

Fair value approximates cost indicated on the balance sheet at December 31, 2007 because of the short-term maturity of these instruments.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities. The aggregate fair value of all debt at December 31, 2007 approximated $11.7 billion, compared to its aggregate carrying value of $12.0 billion. The aggregate fair value of all debt at December 31, 2006 approximated $12.5 billion, compared to its aggregate carrying value of $12.4 billion.

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

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the swaps from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the swaps, which range from approximately 1 to 3 years. For year ended December 31, 2007, we recorded an expense of $20.4 million in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of our HVF Swaps. The ineffectiveness resulted from a decline in the value of the swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the swaps. The effective portion of the change in fair value of the swaps is recorded in "Accumulated other comprehensive income." As of December 31, 2007 and 2006, the balance reflected in "Accumulated other comprehensive income," net of tax, was a loss of $45.6 million, and a gain of $3.5 million, respectively. As of December 31, 2006, the fair value of the HVF Swaps was an asset of $50.6 million, which is reflected in our consolidated balance sheet in "Prepaid expenses and other assets." As of December 31, 2007, the fair value of our HVF Swaps was a liability of $50.2 million, which is reflected in our consolidated balance sheet in "Other accrued liabilities."

In connection with the entrance into the HVF swaps, Hertz entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an amortization event the amount by which the principal

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps, and is transferred to us. There was no payment associated with these differential swaps and their notional amounts are and will continue to be zero unless 1) there is an amortization event, which causes the amortization of the loan balance, or 2) the debt is prepaid.

An event of bankruptcy (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA or Ambac would constitute an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the facility or facilities instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer event of bankruptcy could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

In connection with our Euro Medium Term Notes that were not tendered to us in connection with the Acquisition, we entered into an interest rate swap agreement on December 21, 2005, effective January 16, 2006, maturing on July 16, 2007. The purpose of this interest rate swap is to lock in the interest cash outflows at a fixed rate of 4.1% on the variable rate Euro Medium Term Notes. As the critical terms of the swap and remaining portion of the Euro Medium Term Notes match, the swap qualified for cash flow hedge accounting and the shortcut method of assessing effectiveness, in accordance with SFAS 133. Therefore, the fair value of the swap was carried on the balance sheet, with offsetting gains or losses recorded in other comprehensive income. On June 30, 2007, the remaining notes outstanding and related interest rate swap agreements pursuant to the Euro Medium Term Note Program were repaid in full and expired, respectively.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and now expire on June 5, 2008. As of December 31, 2007 and December 31, 2006, the fair value of the swaptions was €6.2 million (or $9.2 million) and €1.3 million (or $1.7 million), respectively, which is reflected in our consolidated balance sheet in "Prepaid expenses and other assets." During the years ended December 31, 2007 and 2006, the fair value adjustment related to these swaptions was a gain of $3.9 million and a loss of $2.5 million, respectively, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange option contracts are limited to the premium paid for the right to exercise the option and

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the future performance of the option's counterparty. Premiums paid for options outstanding as of December 31, 2007 were approximately $0.3 million and we limit counterparties to financial institutions that have strong credit ratings. At December 31, 2007, the total notional amount of these foreign exchange options was $8.0 million, maturing at various dates in 2008 and 2009, and the fair value of all outstanding foreign exchange options, was approximately $0.1 million. The fair value of the foreign currency options were estimated using market prices provided by financial institutions. Gains and losses resulting from changes in the fair value of these options are included in our results of operations. The total notional amount included options to sell Euro, Canadian dollars and yen in the amounts of $4.6 million, $2.4 million and $1.0 million, respectively.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations. At December 31, 2007, the total notional amount of these forwards was $230.2 million, maturing within one to four months. The total notional amount includes forwards translated into U.S. dollar equivalent amounts as follows (in millions of dollars):

	Buy
Sell	Canadian Dollar	New Zealand Dollar	Australian Dollar
Euro	$205.1	—	—
Australian Dollar	—	$13.8	—
U.S. Dollar	—	—	$11.3

In connection with the Transactions, we issued €225 million of Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our foreign operations. For the nine months ended September 30, 2006, we incurred unrealized exchange transaction losses of $19.2 million, resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of December 31, 2007, $27.8 million of losses, which are net of tax of $18.3 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our consolidated balance sheet in "Accumulated other comprehensive income."

Note 14—Related Party Transactions

Relationship with Ford

Prior to the Acquisition, we were an indirect, wholly-owned subsidiary of Ford. We and certain of our subsidiaries had entered into contracts, or other transactions or relationships, with Ford or subsidiaries of Ford, the most significant of which are described below.

Car purchases/repurchases and advertising arrangements

Over the three years ended December 31, 2007, on a weighted average basis, approximately 35% of the cars acquired by us for our U.S. car rental fleet, and approximately 30% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2007, approximately 24% of the cars we acquired domestically were manufactured by Ford and

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiaries and approximately 25% of the cars we acquired for our international fleet were manufactured by Ford and its subsidiaries.

On July 5, 2005, Hertz, one of its wholly-owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expiring August 31, 2010, that covers the 2005 through 2010 vehicle model years. This agreement replaces and supersedes previously existing joint advertising and vehicle supply agreements that would have expired August 31, 2007.

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

The amounts contributed by Ford for the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 were (in millions of dollars) $24.9, $42.7, $1.3 and $42.4, respectively. The advertising contributions paid by Ford for the 2007 vehicle model year under the Master Supply and Advertising Agreement were less than the advertising contributions we received from Ford for the 2006 model year due to a reduction in the number of Ford Vehicles acquired. We do not expect that the reductions in Ford's advertising contributions will have a material adverse effect on our results of operations. We incurred net advertising expense for the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005 of (in millions of dollars) $173.5, $154.5, $5.0 and $159.9, respectively.

Under the terms of the Master Supply and Advertising Agreement, we will be able to enter into vehicle advertising and supply agreements with other automobile manufacturers in the United States and in other countries, and we intend to explore those opportunities. However, we cannot offer assurance that we will be able to obtain advertising contributions from other automobile manufacturers that will mitigate the reduction in Ford's advertising contributions.

Ford subsidiaries and affiliates also supply other brands of cars, including Jaguar, Volvo, Mazda and Land Rover cars, to us in the United States under arrangements separate from the Master Supply and Advertising Agreement. In addition, Ford, its subsidiaries and affiliates are significant suppliers of cars to our international operations.

During the years ended December 31, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, we purchased cars from Ford and its subsidiaries at a cost of approximately (in billions of dollars) $2.9, $4.1, $0.1 and $4.7, respectively, and sold cars to Ford and its subsidiaries under various repurchase programs for approximately (in billions of dollars) $2.2, $3.1, $0.1 and $3.5, respectively.

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

On December 21, 2005, in connection with the Acquisition, the Agreement with Ford was terminated. Upon termination, all tax payables and receivables with Ford were cancelled and neither Hertz nor Ford has any future rights or obligations under the Agreement. We may be exposed to tax liabilities attributable to periods it was a consolidated subsidiary of Ford. While Ford has agreed to indemnify us for certain tax liabilities pursuant to the arrangements relating to our separation from Ford, we cannot offer assurance that payments in respect of the indemnification agreement will be available.

Other relationships and transactions

We and Ford also engage in other transactions in the ordinary course of our respective businesses. These transactions include providing car and equipment rental services to Ford and providing insurance and insurance claim management services to Ford. In addition, Ford subsidiaries are our car rental licensees in Scandinavia and Finland.

Relationship with Hertz Investors, Inc. and the Sponsors

Stockholders Agreement

In connection with the Acquisition, Hertz Holdings entered into a stockholders agreement, or, as amended, the "Stockholders Agreement," with investment funds associated with or designated by the Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with or designated by the Sponsors to nominate all of the Hertz Holdings' directors. The director nominees are to include three nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), two nominees of investment funds associated with Carlyle, two nominees of an investment fund associated with MLGPE (collectively, the "Sponsor Designees") and up to six independent directors (subject to unanimous consent of the Sponsor Designees, for so long as Hertz Holdings remains a "controlled company"), subject to adjustment in the case that the applicable investment fund sells more than a specified amount of its shareholdings in Hertz Holdings. In addition, upon Hertz Holdings ceasing to be a "controlled company" within the meaning of the New York Stock Exchange rules, if necessary to comply with the New York Stock Exchange rules, the director nominees of the Sponsors shall be reduced to two nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), one nominee of investment funds associated with Carlyle, and one nominee of an investment fund associated with MLGPE, and additional independent directors will be elected by the board to fill the resulting director vacancies. The Stockholders Agreement also provides that our chief executive officer shall be designated as a director, unless otherwise approved by a majority of the Sponsor Designees. In addition, the Stockholders

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement provides that one of the nominees of an investment fund associated with CD&R shall serve as the chairman of the executive and governance committee and, unless otherwise agreed by this fund, as Chairman of the Board. On October 12, 2006, our Board and the Board of Hertz Holdings elected four independent directors, effective from the date of the completion of the initial public offering of the common stock of Hertz Holdings. In order to comply with New York Stock Exchange rules, Hertz Holdings will be required to have a majority of independent directors on its board of directors within one year of ceasing to be a "controlled company."

The Stockholders Agreement also grants to the investment funds associated with CD&R or to the majority of the Sponsor Designees the right to remove our chief executive officer. Any replacement chief executive officer requires the consent of investment funds associated with CD&R as well as investment funds associated with at least one other Sponsor. It also contains restrictions on the transfer of shares of Hertz Holdings, and provides for tag-along and drag-along rights, in certain circumstances. The rights described above apply only for so long as the investment funds associated with the applicable Sponsor maintain certain specified minimum levels of shareholdings in Hertz Holdings. In addition, the Stockholders Agreement limits the rights of the investment funds associated with or designated by the Sponsors that have invested in the common stock of Hertz Holdings and their affiliates, subject to several exceptions, to own, manage, operate or control any of our competitors (as defined in the Stockholders Agreement). The Stockholders Agreement may be amended from time to time in the future to eliminate or modify these restrictions without our consent.

Registration Rights Agreement

On the Closing Date, Hertz Holdings entered into a registration rights agreement, or, as amended, the "Registration Rights Agreement," with investment funds associated with or designated by the Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, following the earlier of the initial public offering of Hertz Holdings' common stock and the eighth anniversary of the Closing Date, to cause Hertz Holdings, at its own expense, to use its best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. The exercise of this right is limited to three requests by the group of investment funds associated with each Sponsor, except for registrations effected pursuant to Form S-3, which are unlimited, subject to certain limitations, if Hertz Holdings is eligible to use Form S-3. In the event Hertz Holdings registers any of its common stock, these investment funds also have the right to require Hertz Holdings to use its best efforts to include shares of common stock of Hertz Holdings held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for Hertz Holdings to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of our securities.

Consulting agreements

Sponsor Consulting Agreements

On the Closing Date, Hertz Holdings and Hertz entered into consulting agreements, or the "Consulting Agreements," with each of the Sponsors (or one of their affiliates), pursuant to which such Sponsor or its affiliate provides Hertz Holdings, Hertz and its subsidiaries with financial advisory and management consulting services. Pursuant to the Consulting Agreements, we paid to each Sponsor or its affiliate an annual fee of $1 million for such services, plus expenses, unless the Sponsors unanimously agree to a higher amount. In connection with the Acquisition, we paid a fee of $25 million to each Sponsor and reimbursed certain expenses of the Sponsors and their affiliates. Upon completion of the initial public

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

offering of Hertz Holdings' common stock, each of these consulting agreements was terminated for a fee of $5 million ($15 million in the aggregate).

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

Guarantees

Our obligations under the Senior Term Facility and Senior ABL Facility are guaranteed by our immediate parent, Hertz Investors, Inc. (previously known as CCMG Corporation). Hertz Holdings is not a guarantor of these facilities. See Note 3—Debt.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A director will recognize ordinary income upon exercising options granted under the Director Plan in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and Hertz Holdings will have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual will generally recognize ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and Hertz Holdings will have a corresponding tax deduction at that time. For the year ended December 31, 2007, we recognized $1.7 million of expense relating to the Director Plan in our consolidated statement of operations in "Selling, general and administrative" expenses.

Financing Arrangements with Related Parties

Affiliates of ML Global Private Equity, L.P. and its related funds (which are stockholders of Hertz Holdings) and of Merrill Lynch & Co., one of the underwriters in the initial public offering of Hertz Holdings' common stock and the June 2007 secondary offering by the Sponsors, were lenders under the Hertz Holdings Loan Facility (which was repaid with the proceeds of Hertz Holdings' initial public offering), are lenders under the original and amended Senior Term Facility, the original and amended Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes and the Senior Subordinated Notes; acted as structuring advisors and agents under our ABS Program; and acted as dealer managers and solicitation agents for our tender offers on existing debt securities in connection with the Acquisition. See Note 3—Debt.

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

Note 15—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2007 and 2006 and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the periods ended December 31, 2005 and December 20, 2005, of (a) The Hertz Corporation, or "the Parent"; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Income taxes are computed on a separate company basis, including those that have been incorporated in the consolidated U.S. tax return. Separate financial statements and other disclosures with respect to the guarantor subsidiaries have not been provided as management believes the following information is sufficient, as the guarantor subsidiaries are 100% owned by the Parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the guarantor subsidiaries are pledged under the Senior Credit Facilities, and consequently will not be available to satisfy the claims of our general creditors.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$95,815	$17,977	$615,901	$—	$729,693
Restricted cash	30,894	34,547	595,584	—	661,025
Receivables, less allowance for doubtful accounts	222,653	233,722	1,234,625	—	1,691,000
Due from Hertz affiliate	4,752,918	41,495	2,827,187	(7,621,600)	—
Inventories, at lower cost or market	25,372	55,023	38,602	—	118,997
Prepaid expenses and other assets	424,844	5,911	149,008	(262,174)	317,589
Revenue earning equipment, net	109,019	2,037,797	8,161,044	—	10,307,860
Property and equipment, net	773,099	235,304	337,145	—	1,345,548
Investment in subsidiaries, net	4,999,756	57,467	—	(5,057,223)	—
Other intangible assets, net	162,145	2,807,266	154,056	—	3,123,467
Goodwill	72,154	515,068	372,771	—	959,993

Total assets	$11,668,669	$6,041,577	$14,485,923	$(12,940,997)	$19,255,172

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable	$254,493	$100,267	$710,118	$—	$1,064,878
Due to Hertz affiliate	2,871,159	1,318,216	3,440,707	(7,621,600)	8,482
Accrued liabilities	556,953	31,974	438,927	—	1,027,854
Accrued taxes	85,624	15,010	27,081	—	127,715
Debt	4,858,899	323	7,100,904	—	11,960,126
Public liability and property damage	150,471	19,396	173,161	—	343,028
Deferred taxes on income	—	1,632,837	440,328	(262,174)	1,810,991

Total liabilities	8,777,599	3,118,023	12,331,226	(7,883,774)	16,343,074

Minority interest			21,028	—	21,028
Stockholder's equity	2,891,070	2,923,554	2,133,669	(5,057,223)	2,891,070

Total liabilities and stockholder's equity	$11,668,669	$6,041,577	$14,485,923	$(12,940,997)	$19,255,172

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

(In Thousands of Dollars)

	Successor
	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,385,027	$1,283,645	$5,312,078	$(2,295,119)	$8,685,631

Expenses:
Direct operating	2,392,525	614,621	1,637,002	—	4,644,148
Depreciation of revenue earning equipment	2,245,753	225,137	1,827,589	(2,295,119)	2,003,360
Selling, general and administrative	330,896	110,602	331,975	—	773,473
Interest, net of interest income	330,708	105,354	439,732	—	875,794

Total expenses	5,299,882	1,055,714	4,236,298	(2,295,119)	8,296,775

(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(914,855)	227,931	1,075,780	—	388,856
Benefit (provision) for taxes on income	363,386	(81,942)	(383,785)	—	(102,341)
Minority interest	—	—	(19,690)	—	(19,690)
Equity in earnings (losses) of subsidiaries (net of tax)	818,294	27,757	—	(846,051)	—

Net income (loss)	$266,825	$173,746	$672,305	$(846,051)	$266,825

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period Ended December 21, 2005 to December 31, 2005

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period Ended January 1, 2005 to December 20, 2005

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

(In Thousands of Dollars)

	Successor
	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by operating activities	$551,034	$237,984	$2,304,550	$—	$3,093,568

Cash flows from investing activities:
Net change in restricted cash	—	—	(105,856)	—	(105,856)
Revenue earning equipment expenditures	(147,252)	(432,384)	(10,762,459)	—	(11,342,095)
Proceeds from disposal of revenue earning equipment	125,119	162,974	8,926,173	—	9,214,266
Property and equipment expenditures	(79,880)	(40,088)	(76,033)	—	(196,001)
Proceeds from disposal of property and equipment	40,307	7,384	51,266	—	98,957
Licensee acquisitions	(2,573)	—	(9,941)		(12,514)
Other investing activities	—	—	(362)	—	(362)

Net cash used in investing activities	(64,279)	(302,114)	(1,977,212)	—	(2,343,605)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	774	341	8,788	—	9,903
Repayment of long-term debt	(729,966)	(78)	(266,159)	—	(996,203)
Short-term borrowings:
Proceeds	—	—	695,000	—	695,000
Repayments	—	—	(695,000)		(695,000)
Ninety day term or less, net	130,141	16,761	148,327	—	295,229
Payment of financing costs	(13,080)	—	(26,815)	—	(39,895)
Loan with Hertz affiliate	8,482	—	—	—	8,482
Distributions to minority interest	—	—	(13,475)	—	(13,475)

Net cash (used in) provided by financing activities	(603,649)	17,024	(149,334)	—	(735,959)

Effect of foreign exchange rate changes on cash and equivalents	—	—	43,858	—	43,858

Net decrease in cash and equivalents during the period	(116,894)	(47,106)	221,862	—	57,862
Cash and equivalents at beginning of period	212,709	65,083	394,039	—	671,831

Cash and equivalents at end of period	$95,815	$17,977	$615,901	$—	$729,693

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

(In Thousands of Dollars)

	Successor
	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by operating activities	$354,800	$530,282	$1,752,478	$—	$2,637,560

Cash flows from investing activities:
Net change in restricted cash	—	—	(260,212)	—	(260,212)
Revenue earning equipment expenditures	(226,023)	(673,036)	(10,521,839)	—	(11,420,898)
Proceeds from disposal of revenue earning equipment	200,502	197,709	9,156,814	—	9,555,025
Property and equipment expenditures	(101,237)	(44,355)	(78,351)	—	(223,943)
Proceeds from disposal of property and equipment	36,280	6,958	30,649	—	73,887
Other investing activities	—	—	(2,016)	—	(2,016)

Net cash used in investing activities	(90,478)	(512,724)	(1,674,955)	—	(2,278,157)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	293,656	—	15,781	—	309,437
Repayment of long-term debt	(184,795)	(822)	(61,808)	—	(247,425)
Short-term borrowings:
Proceeds	—	—	747,469	—	747,469
Repayments	(86,266)	—	(814,857)	—	(901,123)
Ninety days or less, net	(173,711)	—	(291,884)	—	(465,595)
Dividends paid	(15,471)	—	—	—	(15,471)
Distributions to minority interest	—	—	(10,830)	—	(10,830)
Payment of financing costs	(35,783)	—	—	—	(35,783)

Net cash used in financing activities	(202,370)	(822)	(416,129)	—	(619,321)

Effect of foreign exchange rate changes on cash and equivalents	—	—	87,841	—	87,841

Net increase (decrease) in cash and equivalents during the period	61,952	16,736	(250,765)	—	(172,077)
Cash and equivalents at beginning of period	150,757	48,347	644,804	—	843,908

Cash and equivalents at end of period	$212,709	$65,083	$394,039	$—	$671,831

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period December 21, 2005 to December 31, 2005

(In Thousands of Dollars)

	Successor
	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$3,560,712	$30,263	$(3,868,778)	$—	$(277,803)

Cash flows from investing activities:
Net change in restricted cash	—	—	(273,640)	—	(273,640)
Revenue earning equipment expenditures	(3,396)	(5,329)	(226,032)	—	(234,757)
Proceeds from disposal of revenue earning equipment	3,058	(1,002)	197,655	—	199,711
Property and equipment expenditures	23,859	(11,054)	(21,308)	—	(8,503)
Proceeds from disposal of property and equipment	173	327	1,028	—	1,528
Purchase predecessor company stock	(4,379,374)	—	—	—	(4,379,374)

Net cash used in investing activities	(4,355,680)	(17,058)	(322,297)	—	(4,695,035)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,340,352	—	4,303,542	—	8,643,894
Repayment of long-term debt	(4,886,310)	(41)	(232,208)	—	(5,118,559)
Short-term borrowings:
Proceeds	(13,861)	—	24,194	—	10,333
Repayments	(1,357,614)	—	—	—	(1,357,614)
Ninety days or less, net	186,971	—	177,038	—	364,009
Capital invested by third parties	2,295,000	—	—	—	2,295,000
Payment of financing costs	(173,901)	—	(18,518)	—	(192,419)

Net cash provided by (used in) financing activities	390,637	(41)	4,254,048	—	4,644,644

Effect of foreign exchange rate changes on cash and equivalents	—	—	(1,894)	—	(1,894)

Net (decrease) increase in cash and equivalents during the period	(404,331)	13,164	61,079	—	(330,088)
Cash and equivalents at beginning of period	555,088	35,183	583,725	—	1,173,996

Cash and equivalents at end of period	$150,757	$48,347	$644,804	$—	$843,908

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period January 1, 2005 to December 20, 2005

(In Thousands of Dollars)

	Predecessor
	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash (used in) provided by operating activities	$(313,277)	$619,833	$1,425,765	$—	$1,732,321

Cash flows from investing activities:
Net change in restricted cash	—	—	(12,660)	—	(12,660)
Proceeds from sales of short-term investments, net	556,997	—	—	—	556,997
Revenue earning equipment expenditures	(109,353)	(762,218)	(11,314,634)	—	(12,186,205)
Proceeds from disposal of revenue earning equipment	98,390	210,210	9,797,660	—	10,106,260
Property and equipment expenditures	(177,008)	(54,066)	(103,469)	—	(334,543)
Proceeds from disposal of property and equipment	35,827	(641)	41,193	—	76,379
Other investing activities	—	—	2	—	2

Net cash provided by (used in) investing activities	404,853	(606,715)	(1,591,908)	—	(1,793,770)

Cash flows from financing activities:
Issuance of an intercompany note	1,185,000	—	—	—	1,185,000
Proceeds from issuance of long-term debt	18,732	338	8,092	—	27,162
Repayment of long-term debt	(611,347)	(811)	(7,244)	—	(619,402)
Short-term borrowings:
Proceeds	2,304,699	—	903,386	—	3,208,085
Repayments	(1,071,760)	—	(1,191,586)	—	(2,263,346)
Ninety days or less, net	(351,568)	—	622,283	—	270,715
Dividends paid	(1,185,000)	—	—	—	(1,185,000)
Distributions to minority interest	—	—	(8,614)	—	(8,614)

Net cash provided by (used in) financing activities	288,756	(473)	326,317	—	614,600

Effect of foreign exchange rate changes on cash and equivalents	—	—	(57,120)	—	(57,120)

Net increase in cash and equivalents during the period	380,332	12,645	103,054	—	496,031
Cash and equivalents at beginning of year	174,756	22,538	480,671	—	677,965

Cash and equivalents at end of period	$555,088	$35,183	$583,725	$—	$1,173,996

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Subsequent Events

Hertz Holdings is in the process of obtaining shareholder approval for an Omnibus long-term incentive plan, or the "Omnibus plan," providing for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights performance awards (shares and units), restricted stock, restricted stock units and deferred stock units.

The purpose of the plan is to foster and promote the long-term financial success of Hertz Holdings and its subsidiaries and materially increase shareholder value by (a) motivating superior performance by plan participants, (b) providing participants with an ownership interest in Hertz Holdings, and (c) enabling Hertz Holdings and its subsidiaries to attract and retain the services of outstanding employees upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

The compensation committee of Hertz Holdings' board of directors has the authority to grant awards under the plan to employees and non-employee directors of Hertz Holdings and its subsidiaries to whom awards will be granted, the type or types of awards to be granted and the terms and conditions of any and all awards

A maximum of 17.7 million shares of Hertz Holdings' common stock will be reserved for issuance under the Omnibus plan, which will include shares that remain available under the Hertz Global Holdings, Inc. Stock Incentive Plan and the Director Plan, both of which will terminate upon adoption of the Omnibus plan. The shares of common stock to be delivered under the Omnibus plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

Shares subject to any award granted under the Omnibus plan, the Stock Incentive Plan, or the Director Plan that for any reason are canceled, terminated, forfeited, settled in cash or otherwise settled without the issuance of common stock after the effective date of the Omnibus plan will generally be available for grant under the Omnibus plan.

All stock options and stock appreciation rights granted under the Omnibus plan will have a per-share exercise price no less than fair market value of one share of Hertz Holdings' common stock on the grant date. Stock options and stock appreciation rights will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus plan) specified by the compensation committee. No stock options or stock appreciation rights will be exercisable after ten years from the grant date. The compensation committee may accelerate the vesting of an option or stock appreciation right at any time. In addition, vesting of options and stock appreciation rights will be accelerated if Hertz Holdings experiences a change in control (as defined in the Omnibus plan) unless options or stock appreciation rights with substantially equivalent terms and economic value are substituted for existing options and stock appreciation rights in place of accelerated vesting. Vesting of options and stock appreciation rights will also be accelerated in the event of an employee's death or disability (as defined in the Omnibus plan). Upon a termination for cause (as defined in the Omnibus plan), all options and stock appreciation rights held by the employee are immediately cancelled. Following a termination without cause, vested options and stock appreciation rights will generally remain exercisable through the earliest of the expiration of their term or 30 days following termination of employment (one year in the case of death or disability).

Performance stock, performance stock units and performance units granted under the Omnibus plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the compensation committee. In the event of an employee's death or disability, a pro rata

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

portion of the employee's performance stock, performance stock units and performance units will vest to the extent performance goals are achieved at the end of the performance period. Upon a termination of employment or for any other reason, all outstanding performance stock, performance stock units and performance units held by the employee are immediately canceled.

Restricted stock and restricted stock units granted under the Omnibus plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus plan) specified by the compensation committee. Upon a termination of employment for any reason, any unvested restricted stock or restricted stock units of the employee will be canceled.

Each deferred stock unit granted under the Omnibus plan represents the right to receive one share of Hertz Holdings' common stock on a specified future date. Generally, upon a participant's termination of employment other than for cause, Hertz Holdings will issue one share of common stock to the participant for each deferred stock unit the participant then holds.

Upon a change in control of Hertz Holdings, unless outstanding awards are honored, assumed or substituted with alternative awards that provide substantially similar terms, conditions and economic value to the original awards granted under the Omnibus plan, all awards will immediately become exercisable and any restrictions related to the awards will lapse.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE HERTZ CORPORATION

PARENT COMPANY BALANCE SHEETS

(In Thousands of Dollars)

	December 31,
	2007	2006
ASSETS
Cash and equivalents	$95,815	$212,709
Restricted cash	30,894	—
Receivables, less allowance for doubtful accounts	222,653	252,486
Due from Hertz affiliates	4,752,918	4,008,898
Inventories, at lower of cost or market	25,372	22,794
Prepaid expenses and other assets	424,844	180,184
Revenue earning equipment, net	109,019	163,739
Property and equipment, net	773,099	822,195
Investments in subsidiaries, net	4,999,756	5,239,901
Other intangible assets, net	162,145	179,528
Goodwill	72,154	94,282

Total assets	$11,668,669	$11,176,716

LIABILITIES AND STOCKHOLDER'S EQUITY
Due to Hertz affiliates	$2,871,159	$2,143,433
Accounts payable	254,493	190,018
Accrued liabilities	556,953	579,259
Accrued taxes	85,624	55,543
Debt	4,858,899	5,414,619
Public liability and property damage	150,471	159,124
Deferred taxes on income	—	116,269

Total Liabilities	8,777,599	8,658,265

Stockholder's equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares	—	—
Additional paid-in capital	2,353,911	2,320,452
Retained earnings	366,652	103,471
Accumulated other comprehensive income	170,507	94,528

Total stockholder's equity	2,891,070	2,518,451

Total liabilities and stockholder's equity	$11,668,669	$11,176,716

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

THE HERTZ CORPORATION

PARENT COMPANY STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

	Successor			Predecessor
			For the periods from
	Year ended December 31, 2007	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
Total revenues	$4,385,027	$4,213,233	$101,762	$3,944,249

Expenses:
Direct operating	2,392,525	2,407,773	60,700	2,275,201
Depreciation of revenue earning equipment	2,245,753	1,943,279	46,898	1,582,039
Selling, general and administrative	330,896	322,736	4,788	242,287
Interest, net of interest income	330,708	341,056	10,722	303,084

Total expenses	5,299,882	5,014,844	123,108	4,402,611

Loss before income taxes and minority interest	(914,855)	(801,611)	(21,346)	(458,362)
Benefit for taxes on income	363,386	316,760	10,587	182,513
Equity in earnings (losses) of subsidiaries (net of tax)	818,294	625,139	(10,587)	647,172

Net income (loss)	$266,825	$140,288	$(21,346)	$371,323

The accompanying notes are an integral part of these financial statements

SCHEDULE I (Continued)

THE HERTZ CORPORATION

PARENT COMPANY STATEMENTS OF STOCKHOLDER'S EQUITY

(In Thousands of Dollars, except share data)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Predecessor
Balance at:
December 31, 2004	100	$—	$983,132	$1,479,217	$207,898	$2,670,247
Net income				371,323		371,323
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $281					424	424
Translation adjustment changes					(123,893)	(123,893)
Unrealized holding losses on securities, net of tax of $5					(37)	(37)
Minimum pension liability adjustment, net of tax of $5,891					(12,076)	(12,076)

Total Comprehensive Income						235,741

Dividend to Ford Motor Company				(1,185,000)		(1,185,000)

December 20, 2005	100	—	983,132	665,540	72,316	1,720,988

Successor
Balance at:
December 21, 2005	—	—	—	—	—	—
Capital contributions			2,295,000			2,295,000
Net loss				(21,346)		(21,346)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $2,704					(4,078)	(4,078)
Translation adjustment changes					(3,394)	(3,394)

Total Comprehensive Loss						(28,818)

December 31, 2005	100	—	2,295,000	(21,346)	(7,472)	2,266,182
Net income				140,288		140,288
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $5,023					7,621	7,621
Translation adjustment changes					95,023	95,023
Unrealized holding losses on securities, net of tax of $4					(30)	(30)
Unrealized loss on Euro-denominated debt, net of tax of $4,648					(7,066)	(7,066)
Minimum pension liability adjustment, net of tax of $9					14	14

Total Comprehensive Income						235,850

Stock-based employee compensation			25,452			25,452
Dividends paid to Hertz Holdings				(15,471)		(15,471)
Adjustment to initially apply FASB Statement No. 158, net of tax of $4,873 (revised)					6,438	6,438

December 31, 2006	100	—	2,320,452	103,471	94,528	2,518,451
Net income				266,825		266,825
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $31,294					(49,142)	(49,142)
Translation adjustment changes					126,279	126,279
Unrealized holding losses on securities, net of tax of $7					(51)	(51)
Unrealized loss on Euro-denominated debt, net of tax of $13,611					(20,729)	(20,729)
Defined benefit pension plans:
Prior service cost from plan curtailment					20	20
Amortization or settlement recognition of net loss					4,048	4,048
Net gain arising during the period					21,914	21,914
Income tax related to defined pension plans					(6,360)	(6,360)

Defined benefit pension plans, net					19,622	19,622

Total Comprehensive Income						342,804

Stock-based employee compensation			32,939			32,939
Cumulative effect of the adoption of FIN 48				(3,644)		(3,644)
Hertz Holdings common and phantom shares issued to Directors			520			520

December 31, 2007	100	$—	$2,353,911	$366,652	$170,507	$2,891,070

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

THE HERTZ CORPORATION

PARENT COMPANY STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Successor			Predecessor
			For the periods from
	Year ended December 31, 2007	Year ended December 31, 2006	December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005
Cash flows from operating activities:
Net income (loss)	$266,825	$140,288	$(21,346)	$371,323
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	284,209	214,512	3,582,058	(684,600)

Net cash provided by (used in) operating activities	551,034	354,800	3,560,712	(313,277)

Cash flows from investing activities:
Purchase of predecessor company stock	—	—	(4,379,374)	—
Proceeds from sales (purchases) of short-term investments, net	—	—	—	556,997
Revenue earning equipment expenditures	(147,252)	(226,023)	(3,396)	(109,353)
Proceeds from disposal of revenue earning equipment	125,119	200,502	3,058	98,390
Property and equipment expenditures	(79,880)	(101,237)	23,859	(177,008)
Proceeds from disposal of property and equipment	40,307	36,280	173	35,827
Licensee acquisitions	(2,573)	—	—	—

Net cash (used in) provided by investing activities	(64,279)	(90,478)	(4,355,680)	404,853

Cash flows from financing activities:
Issuance of an intercompany note	—	—	—	1,185,000
Proceeds from issuance of long-term debt	774	293,656	4,340,352	18,732
Repayment of long-term debt	(729,966)	(184,795)	(4,886,310)	(611,347)
Short-term borrowings:
Proceeds	—	—	(13,861)	2,304,699
Repayments	—	(86,266)	(1,357,614)	(1,071,760)
Ninety-day term or less, net	130,141	(173,711)	186,971	(351,568)
Dividends paid	—	(15,471)	—	(1,185,000)
Loan with Hertz affiliate	8,482	—	—	—
Capital invested by third parties	—	—	2,295,000	—
Payment of financing costs	(13,080)	(35,783)	(173,901)	—

Net cash (used in) provided by financing activities	(603,649)	(202,370)	390,637	288,756

Net (decrease) increase in cash and equivalents during the period	(116,894)	61,952	(404,331)	380,332
Cash and equivalents at beginning of period	212,709	150,757	555,088	174,756

Cash and equivalents at end of period	$95,815	$212,709	$150,757	$555,088

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

THE HERTZ CORPORATION

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

Note 1—Background and Basis of Presentation

The accompanying condensed financial statements include only the accounts of The Hertz Corporation, or the "Company." Investments in the Company's subsidiaries are accounted for under the equity method. These parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries exceed 25% of the Company's consolidated net assets as of December 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted since this information is included in the Company's annual consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Note 2—Commitments and Contingencies

The following table details the contractual cash obligations of the Company for debt, related interest payable and FIN 48 liability and interest as of December 31, 2007 (in thousands of dollars):

	Total	2008	2009	2010	2011	2012	Thereafter	All Other
Debt	$4,858,899	$303,329	$67,022	$52,287	$120,596	$175,975	$4,139,690	$—
Interest	2,343,628	412,285	390,985	388,099	379,185	366,778	406,296	—
FIN 48 liability and interest	9,468	—	—	—	—	—	—	9,468

Total	$7,211,995	$715,614	$458,007	$440,386	$499,781	$542,753	$4,545,986	$9,468

The following table details the contractual cash obligations of the Company for operating leases and purchase obligations as of December 31, 2007 (in thousands of dollars):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases and concession agreements	$1,212,701	$245,940	$335,283	$200,682	$430,796
Purchase obligations	3,445,000	3,403,700	40,100	1,200	—

Total	$4,657,701	$3,649,640	$375,383	$201,882	$430,796

Note 3—Dividends

The following table details cash dividends received by the Company from its subsidiaries during 2007, 2006 and 2005 (in thousands of dollars):

	2007	2006	2005
Cash dividends	$1,222,525	$710,150	$86,950

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

THE HERTZ CORPORATION AND SUBSIDIARIES

(In Thousands of Dollars)

			Additions
	Balance at Beginning of Period		Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Successor
Year ended December 31, 2007	$1,989		$13,874	$839	$5,565	(b)	$11,137
Year ended December 31, 2006	$460		$17,132	$401	$16,004	(b)	$1,989
For the period from December 21, 2005 to December 31, 2005	$—	(a)	$462	$(10)	$(8)	(b)	$460
Predecessor
For the period from January 1, 2005 to December 20, 2005	$30,447		$11,447	$(1,202)	$22,529	(b)	$18,163

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

PricewaterhouseCoopers LLP, or "PwC," served as our independent registered public accounting firm, or "independent auditor" for the fiscal years ended December 31, 2007 and 2006. All fees and expenses for services rendered by PwC in 2007 and 2006 were approved by our Audit Committee. PwC's fees and expenses for services rendered to us for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent auditors. The aggregate fees billed by PwC were as follows (in thousands of dollars):

	2007	2006
Fees:
Audit	$6,882	$7,073
Audit-related	887	582
Tax	763	774
All other	—	59

Total	$8,532	$8,488

Audit fees were for services in connection with the audit of the consolidated financial statements included in our Annual Report on Form 10-K, reviews of the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, attestation of the effectiveness of our internal controls over financial reporting, statutory audits and providing comfort letters in connection with our funding transactions in 2006. Audit-related fees were for services in connection with due diligence, assurance services and employee benefit plan audits. Tax fees related to tax compliance, preparation of tax returns and tax planning. All other fees primarily related to insurance advisory services in 2006.

Our Audit Committee's charter requires the Audit Committee to pre-approve all audit and permitted non-audit services to be performed by the our independent registered public accounting firm; however, the Audit Committee is permitted to delegate pre-approval authority to a subcommittee consisting of one or more Audit Committee members who are independent directors, and who must then provide a report to the full Audit Committee at its next scheduled meeting. All audit and non-audit fees were pre-approved by the Audit Committee in 2007.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		The Hertz Corporation and Subsidiaries—
		Report of Independent Registered Public Accounting Firm	97
		Consolidated Balance Sheets	99
		Consolidated Statements of Operations	100
		Consolidated Statements of Stockholder's Equity	101
		Consolidated Statements of Cash Flows	102
		Notes to Consolidated Financial Statements	104
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		The Hertz Corporation and Subsidiaries—
		Schedule I—Condensed Financial Information of Registrant	172
		Schedule II—Valuation and Qualifying Accounts	177
	3.	Exhibits:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of September 12, 2005, among CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company (Incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q of Ford Motor Company, as filed on November 7, 2005.)
3.1	Restated Certificate of Incorporation of The Hertz Corporation, dated April 30, 1997 (Incorporated by reference to Exhibit 3(a) to our Current Report on Form 8-K, as filed on May 1, 1997)
3.2
Certificate of Amendment, dated May 2, 2001, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q, as filed on August 7, 2001)
3.3
Certificate of Amendment, dated November 20, 2006, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to our Registration Statement on Form S-4 (File No. 333-13849), as filed on December 4, 2006)
3.4
Amended and Restated By-Laws of The Hertz Corporation (Incorporated by reference to the exhibit of the same number to the Amendment No. 3 to our Registration Statement on Form S-4 (File No. 333-13849), as filed on December 4, 2006)
4.1.1
Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**

4.1.2
Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.3
Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.4
Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)
4.1.5
Fourth Supplemental Indenture, dated as of October 15, 2007, among Simply Wheelz LLC, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.2.1
Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016**
4.2.2
Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**
4.2.3
Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**
4.2.4
Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)
4.2.5
Fourth Supplemental Indenture, dated as of October 15, 2007, among Simply Wheelz LLC, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.1.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
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
4.4.3
Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 10.5% Senior Subordinated Notes due 2016**
4.5.1
Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein**
4.5.1.1
Amendment and Restatement Agreement, dated as of March 21, 2007, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein****
4.5.1.2
Amendment Agreement, dated as of December 21, 2007, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein****
4.5.2
Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation**

4.5.2.1
Supplemental Deed, dated as of March 21, 2007, in respect of the Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation****
4.5.3	Australian Purchaser Charge (Project H)—Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.4	Australian Purchaser Charge (Project H)—South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.5	Australian Purchaser Charge (Project H)—Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited**
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited**
4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas**
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas**
4.5.10	Reserved
4.5.11	Reserved
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee**
4.5.13	Reserved
4.5.14.1	Reserved
4.5.14.2	Reserved
4.5.15	Reserved
4.5.16	Reserved
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
4.5.56	Share Pledge Agreement, dated as of December 21, 2005, between Hertz Holdings South Europe S.r.l and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Hertz AG**
4.5.57	Reserved
4.5.58	Reserved
4.5.59	Deed of Charge over Shares in Hertz Holdings III UK Limited, dated as of December 21, 2005, between Hertz International, Ltd. and BNP Paribas as Security Agent**
4.5.60	Deed of Charge, dated as of December 21, 2005, between BNS Automobile Funding B.V. as Chargor and BNP Paribas as Security Agent**

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
4.6.7
Amendment, dated as of June 30, 2006, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.6.8
Second Amendment, dated as of February 9, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers***
4.6.9
Third Amendment, dated as of May 23, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
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
4.7.9
Amendment, dated as of June 30, 2006, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.7.10
Second Amendment, dated as of February 15, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers***
4.7.11
Third Amendment, dated as of May 23, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)

4.7.12
Fourth Amendment, dated as of September 30, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Corporation, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
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
4.9.2
Amended and Restated Series 2005-1 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary***
4.9.2.1
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.3
Amended and Restated Series 2005-2 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary***
4.9.3.1
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-2 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A (Incorporated by reference to Exhibit 4.1.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)

4.9.4
Amended and Restated Series 2005-3 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary***
4.9.4.1
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-3 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.5
Amended and Restated Series 2005-4 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary***
4.9.5.1
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-4 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.6
Second Amended and Restated Series 2004-1 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary***
4.9.6.1
Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2004-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
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
4.9.25
Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent***
4.10
Amended and Restated Stockholders Agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc., Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.***
4.11
Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (Incorporated by reference to Exhibit 4.11 to Amendment No. 3 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 23, 2006)
4.12
Amendment No. 1, dated as of November 20, 2006, to the Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.***
4.13
Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (Incorporated by reference to Exhibit 4.13 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (file No. 333-135782) as filed on October 27, 2006)
4.13.1
First Amendment, dated as of October 6, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (Incorporated by reference to Exhibit 4.13.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (file No. 333-135782) as filed on October 27, 2006)
4.13.2
Second Amendment, dated as of October 31, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder***

4.14
Form of Stock Certificate (Incorporated by reference to Exhibit 4.14 to Amendment No. 6 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782) as filed on November 7, 2006)
4.15
Terms of Offer between Hertz (U.K.) Limited and Lombard North Central PLC and The Royal Bank of Scotland, dated as of December 20, 2007, and Letter of Understanding between Lombard North Central PLC and Hertz (U.K.) Limited, dated as of August 18, 1997****
10.1	Hertz Global Holdings, Inc. Stock Incentive Plan* **
10.1.1
First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782) as filed on October 27, 2006)*
10.2	Form of Stock Subscription Agreement under Stock Incentive Plan* **
10.3	Form of Stock Option Agreement under Stock Incentive Plan* **
10.4
Employment Agreement between The Hertz Corporation and Craig R. Koch (Incorporated by reference to Exhibit 10.4(3) to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)**
10.5
Form of Change in Control Agreement (and certain terms related thereto) among The Hertz Corporation, Ford Motor Company and each of Messrs. Koch, Nothwang, Siracusa, Taride and Plescia (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.6
Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.7
The Hertz Corporation Compensation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.8
The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.9
The Hertz Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005) *
10.10
The Hertz Corporation Benefit Equalization Plan (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.11
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.12	The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*

10.13
The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.14
The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.15
RCA Executive Deferred Compensation Plan and Employee Participation Agreement, dated May 29, 1985, between Craig R. Koch and The Hertz Corporation (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
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
10.27
Master Supply and Advertising Agreement, dated as of July 5, 2005, by and between Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Hertz Corporation as filed on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.)
10.28
Employment letter agreement, dated as of July 10, 2006, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of The Hertz Corporation as filed on August 14, 2006.)
10.29
Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782) as filed on October 23, 2006))
10.30
Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and Clayton, Dubilier & Rice, Inc., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and Clayton, Dubilier & Rice, Inc.***
10.31
Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and TC Group IV, L.L.C., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and TC Group IV, L.L.C.***
10.32
Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and Merrill Lynch Global Partners, Inc., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and Merrill Lynch Global Partners, Inc.***
10.33
Hertz Global Holdings, Inc. Director Stock Incentive Plan* (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782) as filed on November 7, 2006)
10.34
Separation Agreement and General Release of All Claims, dated as of August 2, 2007 between Hertz Global Holdings, Inc., The Hertz Corporation and Paul Siracusa (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 14, 2007.)*
10.35
Management Stock Option Agreement between Hertz Global Holdings, Inc. and Mark P. Frissora, dated as of August 14, 2007 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)*
10.36	Form of Director Stock Option Agreement under Director Stock Incentive Plan* ****
12
Computation of Consolidated Ratio of Earnings to Fixed Charges for the years ended December 31, 2007 and 2006 and the periods ended December 31, 2005 and December 20, 2005 and for the years ended December 31, 2004 and 2003.

21.1	List of subsidiaries (Omitted pursuant to General Instruction I of Form 10-K)
23.1	Consents of PricewaterhouseCoopers LLP
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Indicates management compensation plan.

**
Incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K, as filed on March 31, 2006.

***
Incorporated by reference to the exhibit of the same number to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007.

****
Incorporated by reference to the exhibit of the same number to the Annual Report of Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008.

As of December 31, 2007, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

SUPPLEMENTAL INFORMATION

The Registrant is an indirect wholly owned subsidiary of Hertz Global Holdings, Inc. No annual report to security holders covering the Registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the borough of Park Ridge, and state of New Jersey, on the 6th day of March, 2008.

THE HERTZ CORPORATION (Registrant)
By:	/s/ ELYSE DOUGLAS
Name:	Elyse Douglas
Name:	Elyse Douglas
Title:	Executive Vice President and Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2007:

Signature	Title

/s/ GEORGE W. TAMKE George W. Tamke	Lead Director
/s/ MARK P. FRISSORA Mark P. Frissora	Chief Executive Officer and Chairman of the Board of Directors
/s/ ELYSE DOUGLAS Elyse Douglas	Executive Vice President and Chief Financial Officer and Treasurer
/s/ ROBERT W. DAVIS Robert W. Davis	Interim Staff Vice President and Controller
/s/ NATHAN K. SLEEPER Nathan K. Sleeper	Director
/s/ DAVID H. WASSERMAN David H. Wasserman	Director
/s/ BRIAN A. BERNASEK Brian A. Bernasek	Director
/s/ GREGORY S. LEDFORD Gregory S. Ledford	Director
/s/ GEORGE A. BITAR George A. Bitar	Director

/s/ ROBERT F. END Robert F. End	Director
/s/ BARRY H. BERACHA Barry H. Beracha	Director
/s/ CARL T. BERQUIST Carl T. Berquist	Director
/s/ MICHAEL J. DURHAM Michael J. Durham	Director
/s/ HENRY C. WOLF Henry C. Wolf	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated as of September 12, 2005, among CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company (Incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q of Ford Motor Company, as filed on November 7, 2005.)
3.1	Restated Certificate of Incorporation of The Hertz Corporation, dated April 30, 1997 (Incorporated by reference to Exhibit 3(a) to our Current Report on Form 8-K, as filed on May 1, 1997)
3.2	Certificate of Amendment, dated May 2, 2001, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q, as filed on August 7, 2001)
3.3	Certificate of Amendment, dated November 20, 2006, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to our Registration Statement on Form S-4 (File No. 333-13849), as filed on December 4, 2006)
3.4	Amended and Restated By-Laws of The Hertz Corporation (Incorporated by reference to the exhibit of the same number to the Amendment No. 3 to our Registration Statement on Form S-4 (File No. 333-13849), as filed on December 4, 2006)
4.1.1	Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.2	Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.3	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014**
4.1.4	Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)
4.1.5	Fourth Supplemental Indenture, dated as of October 15, 2007, among Simply Wheelz LLC, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.2.1	Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016**

4.2.2	Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**
4.2.3	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016**
4.2.4	Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)
4.2.5	Fourth Supplemental Indenture, dated as of October 15, 2007, among Simply Wheelz LLC, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.1.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.3.1	Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.3.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.3.3	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014**
4.4.1	Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016**
4.4.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation, relating to the 10.5% Senior Subordinated Notes due 2016**
4.4.3	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 10.5% Senior Subordinated Notes due 2016**
4.5.1	Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein**

4.5.1.1	Amendment and Restatement Agreement, dated as of March 21, 2007, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein****
4.5.1.2	Amendment Agreement, dated as of December 21, 2007, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein****
4.5.2	Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation**
4.5.2.1	Supplemental Deed, dated as of March 21, 2007, in respect of the Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation****
4.5.3	Australian Purchaser Charge (Project H)—Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.4	Australian Purchaser Charge (Project H)—South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.5	Australian Purchaser Charge (Project H)—Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited**
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited**
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited**
4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas**
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas**
4.5.10	Reserved
4.5.11	Reserved
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee**
4.5.13	Reserved

4.5.14.1	Reserved
4.5.14.2	Reserved
4.5.15	Reserved
4.5.16	Reserved
4.5.17	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.18	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.19	Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Hertz France, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.20	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.21	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.22	Master Agreement For Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Hertz Equipement France, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**
4.5.23	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.24	Master Agreement for Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Equipole Finance Services, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**
4.5.25	Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)**
4.5.26	Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Equipole Finance Services, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**

4.5.27	Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.28	Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein**
4.5.29	Account Pledge Agreement, dated as of December 21, 2005, among Hertz Autovermietung GmbH, The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada) and Indosuez Finance (U.K.) Limited as Pledgees and BNP Paribas S.A. as Security Agent**
4.5.30	Global Assignment Agreement, dated as of December 21, 2005, between Hertz Autoverrmietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender (English language version)**
4.5.31	Security Transfer of Moveable Assets, dated as of December 21, 2005, between Hertz Autovermietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender**
4.5.32	Share Pledge Agreement, dated as of December 21, 2005, among Equipole S.A. (France), The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada), Indosuez Finance (U.K.) Limited and BNP Paribas S.A., as Security Agent**
4.5.33	Security Assignment of Receivables, dated as of December 21, 2005, between Hertz Italiana S.p.A. as assignor and BNP Paribas S.A. as Security Agent**
4.5.34	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A. as pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.35	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A., as Pledgor, and BNP Paribas S.A., as Pledgee and Security Agent**
4.5.36	Pledge Agreement over Hertz Italiana S.p.A. shares, dated as of December 21, 2005, between Hertz Holding South Europe S.r.l as Pledgor and BNP Paribas S.A. as Pledgee and Security Agent**
4.5.37	Deed of Non-Possessory Pledge of Movables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.38	Deed of Disclosed Pledge of Receivables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.39	Deed of Undisclosed Pledge of Receivables between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees**
4.5.40	Deed of Pledge of Registered Shares, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas, as Pledgees, and Hertz Automobielen Netherlands B.V.**
4.5.41	Deed of Pledge on Registered Shares, dated as of December 21, 2005, between Hertz Holdings Netherlands B.V., as Pledgor, BNS Automobile Funding B.V., as Pledgee, and Stuurgroep Holland B.V.**

4.5.42	Deed of Disclosed Pledge of Receivables between BNS Automobile Funding B.V., as Pledgor, and BNP Paribas as Security Agent, as Pledgee**
4.5.43	Pledges of Shares Contract, dated as of December 21, 2005, among Hertz de España, S.A, Hertz Alquiler de Maquinaria, S.L., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent relating to Hertz Alquiler de Maquinaria**
4.5.44	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.45	Pledge of Credit Rights of Insurance Policies Contract, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent**
4.5.46	Pledge of Credit Rights of Bank Accounts, dated as of December 21, 2005 among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.47	Pledges over VAT Credit Rights Contract, dated as of December 21, 2005, among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.48	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.49	Pledge of Credit Rights of Bank Accounts Contract, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.50	Pledges of Credit Rights of Insurance Policies Contract, dates as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent**
4.5.51	Pledges over VAT Credit Rights Contracts, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria S.L., as Pledgor, BNS Automobile Funding B.V., and BNP Paribas S.A., as Security Agent**
4.5.52	Pledges of Credit Rights Contract, dated as of December 21, 2005, among BNS Automobile Funding B.V., as Pledgor, Hertz de Espana S.A., Hertz Alquiler de Maquinaria, S.L., and BNP Paribas S.A., as Security Agent**
4.5.53	Pledges of Shares Contract, dated as of December 21, 2005, among Hertz International Ltd., Hertz Equipment Rental International, Limited, Hertz de España, S.A., and BNP Paribas S.A., as Security Agent**
4.5.54	Share Pledge Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Züri-Leu Garage AG and Société Immobilière Fair Play**
4.5.55	Assignment Agreement, dated as of December 21, 2005, between Hertz AG and BNP Paribas S.A. as Security Agent relating to the assignment and transfer of trade receivables, insurance claims, inter-company receivables and bank accounts**
4.5.56	Share Pledge Agreement, dated as of December 21, 2005, between Hertz Holdings South Europe S.r.l and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Hertz AG**
4.5.57	Reserved
4.5.58	Reserved

4.5.59	Deed of Charge over Shares in Hertz Holdings III UK Limited, dated as of December 21, 2005, between Hertz International, Ltd. and BNP Paribas as Security Agent**
4.5.60	Deed of Charge, dated as of December 21, 2005, between BNS Automobile Funding B.V. as Chargor and BNP Paribas as Security Agent**
4.6.1	Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**
4.6.2	Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.3	Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.4	Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.6.5	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch**
4.6.6	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.6.5 for each of the mortgaged properties**
4.6.7	Amendment, dated as of June 30, 2006, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)

4.6.8	Second Amendment, dated as of February 9, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers***
4.6.9	Third Amendment, dated as of May 23, 2007, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.7.1	Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**
4.7.2	U.S. Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.3	Canadian Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited, Western Shut-Down (1995) Limited, certain of its subsidiaries, and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**
4.7.4	Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**

4.7.5	Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent**
4.7.6	Trademark Security Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent**
4.7.7	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch**
4.7.8	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.7.7 for each of the mortgaged properties**
4.7.9	Amendment, dated as of June 30, 2006, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)
4.7.10	Second Amendment, dated as of February 15, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers***

4.7.11	Third Amendment, dated as of May 23, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.7.12	Fourth Amendment, dated as of September 30, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Corporation, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.8	Intercreditor Agreement, dated as of December 21, 2005, by and between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries**
4.9.1	Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee***
4.9.2	Amended and Restated Series 2005-1 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary***

4.9.2.1	Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.3	Amended and Restated Series 2005-2 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary***
4.9.3.1	Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-2 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A (Incorporated by reference to Exhibit 4.1.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.4	Amended and Restated Series 2005-3 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary***
4.9.4.1	Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-3 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.5	Amended and Restated Series 2005-4 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary***
4.9.5.1	Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-4 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.6	Second Amended and Restated Series 2004-1 Supplement to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee and Securities Intermediary***
4.9.6.1	Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2004-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)

4.9.7	Second Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of August 1, 2006, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor***
4.9.8	Amended and Restated Participation, Purchase and Sale Agreement, dated as of December 21, 2005, by and between Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer**
4.9.9	Purchase and Sale Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz Funding Corp.**
4.9.10	Contribution Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC and The Hertz Corporation**
4.9.11	Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, BNY Midwest Trust Company, as Collateral Agent, BNY Midwest Trust Company, as Trustee and a Secured Party, and The Hertz Corporation, as a Secured Party***
4.9.12	Amended and Restated Administration Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and BNY Midwest Trust Company, as Trustee**
4.9.13	Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Property Holdings LLC***
4.9.14	Amended and Restated Escrow Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.***
4.9.15	Amended and Restated Class A-1 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset Backed Notes, Class Aa-1), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**
4.9.16	Amended and Restated Class A-2 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset backed Notes, Class A-2), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**
4.9.17	Amended and Restated Class A Note Purchase Agreement (Series 2005-4 Variable Funding Rental Car Asset Backed Notes, Class A), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent**
4.9.18	Letter of Credit Facility Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and Ford Motor Company**

4.9.19	Insurance Agreement, dated as of December 21, 2005, by and between MBIA Insurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.20	Insurance Agreement, dated as of December 21, 2005, by and between Ambac Assurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee**
4.9.21	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-1 Rental Car Asset Backed Notes**
4.9.22	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-4 Rental Car Asset Backed Notes**
4.9.23	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-2 Rental Car Asset Backed Notes**
4.9.24	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-3 Rental Car Asset Backed Notes**
4.9.25	Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent***
4.10	Amended and Restated Stockholders Agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc., Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.***
4.11	Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (Incorporated by reference to Exhibit 4.11 to Amendment No. 3 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 23, 2006)
4.12	Amendment No. 1, dated as of November 20, 2006, to the Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.***
4.13	Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (Incorporated by reference to Exhibit 4.13 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (file No. 333-135782) as filed on October 27, 2006)

4.13.1	First Amendment, dated as of October 6, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (Incorporated by reference to Exhibit 4.13.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (file No. 333-135782) as filed on October 27, 2006)
4.13.2	Second Amendment, dated as of October 31, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder***
4.14	Form of Stock Certificate (Incorporated by reference to Exhibit 4.14 to Amendment No. 6 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782) as filed on November 7, 2006)
4.15	Terms of Offer between Hertz (U.K.) Limited and Lombard North Central PLC and The Royal Bank of Scotland, dated as of December 20, 2007, and Letter of Understanding between Lombard North Central PLC and Hertz (U.K.) Limited, dated as of August 18, 1997****
10.1	Hertz Global Holdings, Inc. Stock Incentive Plan* **
10.1.1	First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782) as filed on October 27, 2006)*
10.2	Form of Stock Subscription Agreement under Stock Incentive Plan* **
10.3	Form of Stock Option Agreement under Stock Incentive Plan* **
10.4	Employment Agreement between The Hertz Corporation and Craig R. Koch (Incorporated by reference to Exhibit 10.4(3) to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)**
10.5	Form of Change in Control Agreement (and certain terms related thereto) among The Hertz Corporation, Ford Motor Company and each of Messrs. Koch, Nothwang, Siracusa, Taride and Plescia (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.6	Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.7	The Hertz Corporation Compensation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.8	The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.9	The Hertz Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.10	The Hertz Corporation Benefit Equalization Plan (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*

10.11	The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.12	The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.13	The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.14	The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.15	RCA Executive Deferred Compensation Plan and Employee Participation Agreement, dated May 29, 1985, between Craig R. Koch and The Hertz Corporation (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764) as filed on August 30, 2005)*
10.16	The Hertz Corporation 2005 Executive Incentive Compensation Plan* **
10.17	Letter Agreement, dated October 19, 2005, as amended and restated as of November 15, 2005, between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.) and Craig R. Koch* **
10.18	Amended and Restated Indemnification Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC**
10.19	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Clayton, Dubilier & Rice, Inc.**
10.20	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and TC Group IV, L.L.C.**
10.21	Consulting Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, and Merrill Lynch Global Partners, Inc.**
10.22	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.**
10.23	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.**
10.24	Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.**

10.25	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd.**
10.26	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation**
10.27	Master Supply and Advertising Agreement, dated as of July 5, 2005, by and between Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Hertz Corporation as filed on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.)
10.28	Employment letter agreement, dated as of July 10, 2006, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of The Hertz Corporation as filed on August 14, 2006.)
10.29	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782) as filed on October 23, 2006))
10.30	Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and Clayton, Dubilier & Rice, Inc., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and Clayton, Dubilier & Rice, Inc.***
10.31	Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and TC Group IV, L.L.C., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and TC Group IV, L.L.C.***
10.32	Termination letter agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc. (formerly known as CCMG Holdings, Inc.), The Hertz Corporation and Merrill Lynch Global Partners, Inc., terminating the Consulting Agreement, dated as of December 21, 2005, among Hertz Global Holdings, Inc., the Hertz Corporation and Merrill Lynch Global Partners, Inc.***
10.33	Hertz Global Holdings, Inc. Director Stock Incentive Plan* (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 of Hertz Global Holdings, Inc. (File No. 333-135782) as filed on November 7, 2006)
10.34	Separation Agreement and General Release of All Claims, dated as of August 2, 2007 between Hertz Global Holdings, Inc., The Hertz Corporation and Paul Siracusa (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 14, 2007.)*
10.35	Management Stock Option Agreement between Hertz Global Holdings, Inc. and Mark P. Frissora, dated as of August 14, 2007 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)*
10.36	Form of Director Stock Option Agreement under Director Stock Incentive Plan* ****

12	Computation of Consolidated Ratio of Earnings to Fixed Charges for the years ended December 31, 2007 and 2006 and the periods ended December 31, 2005 and December 20, 2005 and for the years ended December 31, 2004 and 2003.
21.1	List of subsidiaries (Omitted pursuant to General Instruction I of Form 10-K)
23.1	Consents of PricewaterhouseCoopers LLP
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Indicates management compensation plan.

**
Incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K, as filed on March 31, 2006.

***
Incorporated by reference to the exhibit of the same number to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 30, 2007.

****
Incorporated by reference to the exhibit of the same number to the Annual Report of Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008.

As of December 31, 2007, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

QuickLinks

TABLE OF CONTENTS
INTRODUCTORY NOTE
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX