Form 10-Q
period 2008-03-31
HERTZ CORP
filed 2008-05-12
CIK 47129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 12, 2008, all of the common stock of the Registrant is owned by its affiliate, Hertz Investors, Inc. As of May 12, 2008, 100 shares of the Registrant's common stock (par value $0.01) were outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	Report of Independent Registered Public Accounting Firm	1
	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	2
	Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	4–5
	Notes to Condensed Consolidated Financial Statements	6–41
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	42–67
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	68
ITEM 4.	Controls and Procedures	68
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	69
ITEM 1A.	Risk Factors	69
ITEM 6.	Exhibits	70
SIGNATURE		71
EXHIBIT INDEX		72

PART I—FINANCIAL INFORMATION

ITEM l.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of March 31, 2008 and the related consolidated statements of operations for each of the three-month periods ended March 31, 2008 and March 31, 2007 and the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and March 31, 2007. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated balance sheet and the related consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, of stockholder's equity and of cash flows for the year then ended (not presented herein), and in our report dated March 6, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 9, 2008

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	March 31, 2008	December 31, 2007
ASSETS
Cash and equivalents	$728,800	$729,693
Restricted cash	136,502	661,025
Receivables, less allowance for doubtful accounts of $14,601 and $11,137	1,526,692	1,691,000
Inventories, at lower of cost or market	131,300	118,997
Prepaid expenses and other assets	343,674	317,589
Revenue earning equipment, at cost:
Cars	9,446,198	8,572,387
Less accumulated depreciation	(1,039,702)	(962,054)
Other equipment	3,098,513	3,108,799
Less accumulated depreciation	(458,363)	(411,272)

Total revenue earning equipment	11,046,646	10,307,860

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,047,321	1,022,438
Service equipment	721,317	685,579

	1,768,638	1,708,017
Less accumulated depreciation	(418,588)	(362,469)

Total property and equipment	1,350,050	1,345,548

Other intangible assets, net	3,118,386	3,123,467
Goodwill	980,909	959,993

Total assets	$19,362,959	$19,255,172

LIABILITIES AND STOCKHOLDER'S EQUITY
Due to Hertz affiliate	$13,890	$8,482
Accounts payable	1,592,954	1,064,878
Accrued liabilities	1,040,492	1,027,854
Accrued taxes	144,207	127,715
Debt	11,635,142	11,960,126
Public liability and property damage	335,999	343,028
Deferred taxes on income	1,747,205	1,810,991

Total liabilities	16,509,889	16,343,074

Commitments and contingencies
Minority interest	25,862	21,028
Stockholder's equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional paid-in capital	2,359,942	2,353,911
Retained earnings	308,879	366,652
Accumulated other comprehensive income	158,387	170,507

Total stockholder's equity	2,827,208	2,891,070

Total liabilities and stockholder's equity	$19,362,959	$19,255,172

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2008	2007
Revenues:
Car rental	$1,598,057	$1,505,075
Equipment rental	410,850	389,843
Other	30,254	26,614

Total revenues	2,039,161	1,921,532

Expenses:
Direct operating	1,171,530	1,114,324
Depreciation of revenue earning equipment	533,853	467,817
Selling, general and administrative	193,366	200,375
Interest, net of interest income of $10,025 and $12,069	196,334	229,609

Total expenses	2,095,083	2,012,125

Loss before income taxes and minority interest	(55,922)	(90,593)
Benefit for taxes on income	2,983	32,122
Minority interest	(4,834)	(4,110)

Net loss	$(57,773)	$(62,581)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(57,773)	$(62,581)
Non-cash expenses:
Depreciation of revenue earning equipment	533,853	467,817
Depreciation of property and equipment	42,706	45,700
Amortization of other intangible assets	16,375	15,382
Amortization of deferred financing costs	8,047	13,248
Amortization of debt discount	4,160	6,181
Debt modification costs	—	16,177
Stock-based employee compensation charges	6,033	6,099
Unrealized loss on derivatives	5,976	255
Loss on ineffectiveness of interest rate swaps	2,268	12,786
Provision for losses on doubtful accounts	6,033	2,871
Minority interest	4,834	4,110
Deferred taxes on income	(12,807)	(24,207)
Gain on sale of property and equipment	(5,422)	(1,365)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	222,917	224,310
Inventories, prepaid expenses and other assets	(40,074)	(16,765)
Accounts payable	497,487	501,944
Accrued liabilities	(99,899)	(88,680)
Accrued taxes	9,301	(211)
Public liability and property damage	(15,908)	1,830

Net cash provided by operating activities	$1,128,107	$1,124,901

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2008	2007
Cash flows from investing activities:
Net change in restricted cash	$526,558	$360,954
Revenue earning equipment expenditures	(2,880,336)	(3,333,193)
Proceeds from disposal of revenue earning equipment	1,748,362	2,243,218
Property and equipment expenditures	(40,798)	(37,613)
Proceeds from disposal of property and equipment	11,723	10,797
Acquisitions, net of cash acquired	(48,620)	—
Other investing activities	(447)	257

Net cash used in investing activities	(683,558)	(755,580)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,923	2,100
Repayment of long-term debt	(87,847)	(720,037)
Short-term borrowings:
Proceeds	126,975	145,000
Repayments	(224,201)	—
Ninety day term or less, net	(278,270)	13,912
Loan with Hertz affiliate	5,408	—
Payment of financing costs	(4,502)	(6,252)

Net cash used in financing activities	(451,514)	(565,277)

Effect of foreign exchange rate changes on cash and equivalents	6,072	(211)

Net decrease in cash and equivalents during the period	(893)	(196,167)
Cash and equivalents at beginning of period	729,693	671,831

Cash and equivalents at end of period	$728,800	$475,664

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$240,027	$260,058
Income taxes	8,915	3,204

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

We refer to the acquisition of all of Hertz's common stock through CCMG Acquisition Corporation as the "Acquisition." We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the "Transactions."

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

In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock at a per share price of $22.25. Hertz Holdings did not receive any of the proceeds from the sale of these shares. Hertz Holdings paid all of the expenses of the offering, excluding underwriting discounts and commissions of the selling stockholders, pursuant to a registration rights agreement Hertz Holdings entered into at the time of the Acquisition. These expenses aggregated to approximately $2.0 million. Immediately following the secondary public offering, the Sponsors' ownership percentage in Hertz Holdings decreased to approximately 55%.

The significant accounting policies summarized in Note 1 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the United States Securities and Exchange Commission, or "SEC," on March 6, 2008, or the "Form 10-K," have been followed in preparing the accompanying condensed consolidated financial statements.

In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The December 31, 2007 condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or "GAAP."

Certain prior period amounts have been reclassified to conform with current reporting.

Note 2—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or "FASB," issued Statement of Financial Accounting Standards, or "SFAS," No. 157, "Fair Value Measurements," or "SFAS No. 157." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 for financial assets and liabilities on January 1, 2008 and the provisions of SFAS No. 157 will be effective for non-financial assets and liabilities beginning in January 2009. We are currently reviewing SFAS No. 157, as it relates to our non-financial assets and liabilities, to determine its impact, if any, on our financial position or results of operations. See Note 13—Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or "SFAS No. 159." SFAS No. 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The provisions of SFAS No. 159 were effective for us beginning in January 2008. We chose not to change the measurement of the pertinent assets and liabilities as a result of SFAS No. 159; therefore, SFAS No. 159 did not have any impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or "SFAS No. 141(R)." The new standard requires the acquiring entity that gains control in a business combination to recognize 100% of the fair value of the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires that acquisition related costs be expensed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The provisions of SFAS No. 141(R) will be effective for us beginning in January 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51," or "SFAS No. 160." SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders' equity. Additionally, the amount of consolidated net income attributable to the parent and to the noncontrolling interests must be clearly identified and presented on the face of the consolidated statement of operations. Finally, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary will be accounted for consistently as equity transactions. The provisions of SFAS No. 160 will be effective for us beginning in January 2009.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," or "SFAS No. 161." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

position, financial performance, and cash flows. The provisions of SFAS No. 161 will be effective for us beginning with our first quarterly report for the period ended March 31, 2009.

Note 3—Cash and Equivalents and Restricted Cash

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash includes cash and equivalents that are not readily available for our normal disbursements. Restricted cash and equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, our like-kind exchange programs and to satisfy certain of our self insurance regulatory reserve requirements. As of March 31, 2008 and December 31, 2007, the portion of total restricted cash that was associated with our Fleet Debt facilities was $34.1 million and $573.1 million, respectively. The decrease in restricted cash associated with our Fleet Debt of $539.0 million from December 31, 2007 to March 31, 2008, primarily related to the timing of purchases and sales of revenue earning vehicles.

Note 4—Goodwill and Other Intangible Assets

We account for our goodwill and indefinite-lived intangible assets under SFAS No. 142. Under SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We conducted the impairment review during the fourth quarter of 2007 and no impairment was determined to exist.

The following summarizes the changes in our goodwill, by segment, for the period presented (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2007	$318,134	$641,859	$959,993
Other changes(1)	(1,444)	22,360	20,916

Balance as of March 31, 2008	$316,690	$664,219	$980,909

(1)
Consists of changes resulting from acquisitions performed during the three months ended March 31, 2008, the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period and pre-Acquisition tax adjustments.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in thousands of dollars):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$616,950	$(140,155)	$476,795	$617,012	$(124,647)	$492,365
Other	17,027	(2,372)	14,655	5,898	(1,505)	4,393

Total	633,977	(142,527)	491,450	622,910	(126,152)	496,758

Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000	2,624,000	—	2,624,000
Other	2,936	—	2,936	2,709	—	2,709

Total	2,626,936	—	2,626,936	2,626,709	—	2,626,709

Total other intangible assets, net	$3,260,913	$(142,527)	$3,118,386	$3,249,619	$(126,152)	$3,123,467

Amortization of other intangible assets for the three months ended March 31, 2008 and 2007 was approximately $16.4 million and $15.4 million, respectively. Based on our amortizable intangible assets as of March 31, 2008, we expect amortization expense to be approximately $50.2 million for the remainder of 2008 and range from $62.2 million to $66.9 million for each of the next five fiscal years.

During the three months ended March 31, 2008, we added 28 locations by acquiring former franchisees in our domestic and international car rental operations, as well as three locations related to external acquisitions done within our domestic and international equipment rental operations. Total intangible assets acquired during the three months ended March 31, 2008 was $11.4 million. We recognized $11.2 million in amortizable intangible assets and $0.2 million in indefinite-lived intangible assets during the three months ended March 31, 2008. Each of these transactions has been accounted for using the purchase method of accounting in accordance with SFAS No. 142, and operating results of the acquirees from the dates of acquisition are included in our consolidated statements of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization. These acquisitions are not material individually or collectively to the consolidated amounts presented within our statement of operations for the three months ended March 31, 2008.

Note 5—Taxes on Income

The effective tax rate for the three months ended March 31, 2008 was 5.3%, which reflected the non-recognition of benefits for certain non-U.S. jurisdictions in cumulative net loss positions and other discrete items, which include $4.3 million, net, of out-of-period adjustments to the tax provision discussed below. The effective tax rate for the three months ended March 31, 2007 was 35.5%, which reflected the tax benefits attributable to the restructuring charges.

We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," or "FIN 48," on January 1, 2007. As of December 31, 2007, we had total unrecognized tax benefits of $35.5 million, of which $8.2 million, if

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

recognized, would favorably impact the effective tax rate in future periods. The $27.3 million remaining balance of our unrecognized tax benefits relates to pre-Acquisition items of $19.0 million and temporary difference items of $8.3 million. To the extent that these items reverse, in the future, the pre-Acquisition items will affect goodwill and the temporary items will affect current and deferred income tax provision but will not have any effective rate impact.

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

Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of "Provision for taxes on income" in our consolidated statement of operations. During the three months ended March 31, 2008, we recognized approximately $0.6 million in net, after-tax interest and penalties. We had approximately $12.6 million of net, after-tax interest and penalties accrued in our condensed consolidated balance sheet at March 31, 2008.

The results of operations for the three months ended March 31, 2008 included $4.3 million, net, of out-of-period adjustments to the tax provision. These adjustments primarily related to the three months ended December 31, 2007 in the amount of $6.5 million. If recorded in 2007, these adjustments would have had a negative impact on our results of operations for both the three months and year ended December 31, 2007. The effect of these adjustments on the three months ended March 31, 2007 is de minimis. These adjustments had a negative impact on our results of operations for the three months ended March 31, 2008.

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended March 31,
	2008	2007
Depreciation of revenue earning equipment	$475,401	$449,350
Adjustment of depreciation upon disposal of the equipment	32,519	5,057
Rents paid for vehicles leased	25,933	13,410

Total	$533,853	$467,817

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2008 and 2007, included a net loss of $30.2 million and $8.5 million, respectively, on the disposal of vehicles used in our car rental operations and a net loss of $2.3 million and a net gain of

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

$3.4 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three months ended March 31, 2008, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $7.5 million in depreciation expense for the three months ended March 31, 2008. During the three months ended March 31, 2008, depreciation rates in certain of our equipment rental operations were decreased and resulted in net decreases of $3.3 million in depreciation expense.

For the three months ended March 31, 2008 and 2007, our worldwide car rental operations sold approximately 40,600 and 35,900 non-program cars, respectively, a 13.1% increase.

Note 7—Debt

Our "Senior Term Facility" is a secured term loan facility entered into by Hertz in connection with the Acquisition consisting of (a) a maximum borrowing capacity of $2,000.0 million (which was decreased in February 2007 to $1,400.0 million), which included a delayed draw facility of $293.0 million (which was utilized during 2006) and (b) a prefunded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. This term loan facility and the synthetic letter of credit facility mature in December 2012.

Our "Senior ABL Facility" is a senior asset-based revolving loan facility entered into by Hertz and certain of its U.S. and of its Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,600.0 million (which was increased in February 2007 to $1,800.0 million). Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. The Senior ABL Facility matures in February 2012. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities."

Our "Senior Dollar Notes" are the $1,800.0 million aggregate principal amount of 8.875% Senior Notes due January 2014 issued by Hertz in connection with the Acquisition. Our "Senior Euro Notes" are the €225 million aggregate principal amount of 7.875% Senior Notes due January 2014 issued by Hertz in connection with the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the "Senior Notes." Our "Senior Subordinated Notes" refer to the $600.0 million aggregate principal amount of 10.5% Senior Subordinated Notes due January 2016 issued by Hertz in connection with the Acquisition.

Our "Promissory Notes" consist of the outstanding untendered senior notes issued under three separate indentures existing prior to the Acquisition. These senior notes have maturities ranging from May 2008 to January 2028.

Our "U.S. Fleet Debt" consists of approximately $4,300.0 million of asset-backed securities issued on the Closing Date by Hertz Vehicle Financing LLC, or "HVF," a special purpose entity wholly owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the "ABS Program." An additional $600.0 million of previously issued asset-backed medium term notes, or "Pre-Acquisition ABS Notes," having maturities from May 2007 to May 2009 remained outstanding under the ABS Program following the Closing Date ($375.0 million of which have subsequently matured). We have also issued approximately $1,500 million of variable funding notes on

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

the Closing Date in two series under these facilities, none of which were funded on the Closing Date. The U.S. Fleet Debt have maturities ranging from February 2009 to November 2010.

Our "International Fleet Debt" consists of the aggregate borrowings of our foreign subsidiaries under asset-based revolving loan facilities entered into by Hertz International Ltd, or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities, subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities. In 2007 and 2008, additional borrowers consented to the senior bridge facility agreement under the International Fleet Debt facilities in connection with the expected take-out of the interim facilities entered into at the time of the Acquisition. The International Fleet Debt matures in December 2010.

Our "Fleet Financing Facility" is a credit agreement entered into by Hertz and its subsidiary, Puerto Ricancars, Inc., or "PR Cars," in September 2006, which provides for a commitment of up to $275.0 million to finance the acquisition of Hertz's and/or PR Cars fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands. The Fleet Financing Facility matures in December 2011, but Hertz and PR Cars may terminate or reduce the commitments of the lenders thereunder at any time.

Our "Brazilian Fleet Financing Facility" refers to the agreement dated April 4, 2007 amending and restating our Brazilian subsidiary's credit facility (which was originally included under the International Fleet Debt facilities) to, among other things, increase the facility to R$130 million (or $74.4 million, calculated using exchange rates in effect on March 31, 2008) consisting of a R$70 million (or $40.1 million) term loan facility and a R$60 million (or $34.3 million) revolving credit facility. This facility matures in December 2010.

Our "Canadian Fleet Financing Facility" refers to a Note Purchase Agreement entered into by our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, on May 30, 2007, with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian car rental fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $390.1 million). The Canadian Fleet Facility matures in May 2012.

Our "Belgian Fleet Financing Facility" consists of a secured revolving credit facility entered into by our Belgian subsidiary, Hertz Belgium BVBA on June 21, 2007, with varying facility limits of up to €27.4 million (or $43.3 million) maturing in December 2010. This facility refinanced the Belgian portion of our International Fleet Debt facilities.

Our "U.K. Leveraged Financing" consists of an agreement for a sale and leaseback facility entered into with a financial institution in the United Kingdom, or the "U.K.," by our subsidiary in the U.K., Hertz (U.K.) Limited on December 21, 2007, under which we may sell and lease back fleet up to the value of £135.0 million (or $268.3 million). The amount available under this facility increases over the term of the facility. The facility is scheduled to mature in December 2013. This facility refinanced the U.K. portion of the International Fleet Debt facilities.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our debt consists of the following (in thousands of dollars):

	March 31, 2008	December 31, 2007
Corporate Debt
Senior Term Facility, average interest rate: 2008, 4.4%; 2007, 6.9% (effective average interest rate: 2008, 4.5%; 2007, 7.0%); net of unamortized discount: 2008, $22,173; 2007, $23,350	$1,360,414	$1,362,702
Senior ABL Facility, average interest rate: 2008, 4.6%; 2007, 6.0% (effective average interest rate: 2008, 4.9%; 2007, 6.6%); net of unamortized discount: 2008, $17,620; 2007, $19,086	401,323	191,803
Senior Notes, average interest rate: 2008, 8.7%; 2007, 8.7%	2,155,675	2,131,370
Senior Subordinated Notes, average interest rate: 2008, 10.5%; 2007, 10.5%	600,000	600,000
Promissory Notes, average interest rate: 2008, 7.1%; 2007, 7.1% (effective average interest rate: 2008, 7.2%; 2007, 7.2%); net of unamortized discount: 2008, $4,796; 2007, $5,102	509,748	509,443
Notes payable, average interest rate: 2008, 4.4%; 2007, 5.5%	9,499	1,942
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2008, 11.3%; 2007, 13.2%	2,881	1,082
Other borrowings, average interest rate: 2008, 5.1%; 2007, 6.0%	9,141	4,516

Total Corporate Debt	5,048,681	4,802,858

Fleet Debt
U.S. Fleet Debt and pre-Acquisition ABS Notes, average interest rate: 2008, 4.5%; 2007, 4.5% (effective average interest rate: 2008, 4.5%; 2007, 4.5%); net of unamortized discount: 2008, $2,596; 2007, $3,991	4,522,404	4,603,509
International Fleet Debt, average interest rate: 2008, 6.8%; 2007, 6.1% (effective average interest rate: 2008, 6.8%; 2007, 6.1%); net of unamortized discount: 2008, $261; 2007, $279	1,532,001	1,912,386
Fleet Financing Facility, average interest rate: 2008, 4.0%; 2007, 6.3% (effective average interest rate: 2008, 4.0%; 2007, 6.3%); net of unamortized discount: 2008, $1,531; 2007, $1,641	172,469	170,359
Brazilian Fleet Financing Facility, average interest rate: 2008, 12.7%; 2007, 13.2%	69,436	62,907
Canadian Fleet Financing Facility, average interest rate: 2008, 4.7%; 2007, 5.8%	133,453	155,391
Belgian Fleet Financing Facility, average interest rate: 2008, 5.6%; 2007, 6.2%	34,777	30,044
U.K. Leveraged Financing, average interest rate: 2008, 5.4%; 2007, 4.0%	121,921	222,672

Total Fleet Debt	6,586,461	7,157,268

Total Debt	$11,635,142	$11,960,126

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows: 2009, $3,668.7 (including $2,447.0 of other short-term borrowings, of which $2,444.1 were under long-term committed credit facilities); 2010, $813.4; 2011, $2,838.3; 2012, $0.1; 2013, $1,558.8; after 2013, $2,804.8.

Our short-term borrowings as of March 31, 2008 include, among other items, the amounts outstanding under our Senior ABL Facility, International Fleet Debt facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and our U.K. Leveraged Financing facility. These amounts are considered short term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not permanently expire at the time of the short term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short term borrowings.

As of March 31, 2008, there were outstanding standby letters of credit totaling $469.6 million. Of this amount, $234.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford and $34.0 million of which was used under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of March 31, 2008, the full amount of these letters of credit was undrawn.

As of March 31, 2008, the aggregate principal amount of $225.0 million (net of $2.5 million discount) of pre-Acquisition ABS Notes were outstanding and the average interest rate was 3.1%.

As of March 31, 2008, there were $34.1 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total and mature in August 2010.

Guarantees and Security

Our obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., our immediate parent and most of our direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt facility and similar special purpose financings), though Hertz Equipment Rental Corporation, or "HERC," does not guarantee our obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing). Consequently, these assets will not be available to satisfy the claims of our general creditors.

The U.S. Fleet Debt issued on the Closing Date has the benefit of financial guaranty insurance policies under which either MBIA Insurance Corporation or Ambac Assurance Corporation will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

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

The obligations of each of the borrowers under the Fleet Financing Facility are guaranteed by each of our direct and indirect domestic subsidiaries (other than subsidiaries whose only material assets consist of securities and debt of foreign subsidiaries and related assets, subsidiaries involved in the U.S. ABS Program or other similar special purpose financings, subsidiaries with minority ownership positions, certain subsidiaries of foreign subsidiaries and certain immaterial subsidiaries). In addition, the obligations of PR Cars are guaranteed by us. Our obligations under the Fleet Financing Facility and the other loan documents, including, without limitation, our guarantee of PR Cars' obligations under the Fleet Financing Facility, are secured by security interests in our rental car fleet in Hawaii and by certain assets related to our rental car fleet in Hawaii and Kansas, including, without limitation, manufacturer repurchase program agreements. PR Cars' obligations under the Fleet Financing Facility and the other loan documents are secured by security interests in PR Cars' rental car fleet in Puerto Rico and St. Thomas, the U.S. Virgin Islands and by certain assets related thereto.

The Brazilian Fleet Financing Facility is secured by our Brazilian subsidiary's fleet of vehicles and backed by a $63.5 million Hertz guarantee.

The Canadian Fleet Financing Facility is secured by the fleet vehicles used in the Canadian operations.

The Belgian Fleet Financing Facility is guaranteed by HIL and the fleet assets used in the Belgian operations are pledged as collateral.

The U.K. Leveraged Financing facility is guaranteed by HIL.

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

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of March 31, 2008, we were in compliance with all of these financial covenants.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Derivatives

We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow and interest rate exposure. See Note 13—Fair Value Measurements.

Credit Facilities

As of March 31, 2008, the following credit facilities were available for the use of Hertz and its subsidiaries:

  •
  The Senior Term Facility had approximately $10.2 million available under the letter of credit facility.

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,362.6 million of remaining capacity, all of which was available under the borrowing base limitation and $179.3 million of which was available under the letter of credit facility sublimit.

  •
  The U.S. Fleet Debt had approximately $1,500.0 million of remaining capacity and $36.2 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The International Fleet Debt facilities had the foreign currency equivalent of approximately $1,465.0 million of remaining capacity and $272.3 million available under the borrowing base limitation.

  •
  The Fleet Financing Facility had approximately $102.5 million of remaining capacity and $6.5 million available under the borrowing base limitation.

  •
  The Brazilian Fleet Financing Facility had the foreign currency equivalent of approximately $6.0 million of remaining capacity and $1.3 million available under the borrowing base limitation.

  •
  The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $256.7 million of remaining capacity and no amounts available under the borrowing base limitation.

  •
  The Belgian Fleet Financing Facility had the foreign currency equivalent of approximately $0.6 million of remaining capacity and $14.3 million available under the borrowing base limitation.

  •
  The U.K. Leveraged Financing facility had the foreign currency equivalent of approximately $146.4 million of remaining capacity and no amounts available under the borrowing base limitation.

As of March 31, 2008, substantially all of our assets were pledged under one or more of the facilities noted above. As of March 31, 2008 and December 31, 2007, accrued interest was $84.7 million and $138.3 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities."

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Three Months Ended March 31,
	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$6.5	$7.0	$2.1	$2.5	$0.1	$0.1
Interest cost	6.9	6.2	2.7	2.3	0.2	0.2
Expected return on plan assets	(6.1)	(6.3)	(3.0)	(2.7)	—	—
Net amortizations	0.2	—	(0.1)	—	(0.1)	—
Settlement loss (gain)	1.3	4.6	—	(0.1)	—	0.3

Net pension/postretirement expense	$8.8	$11.5	$1.7	$2.0	$0.2	$0.6

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, we make contributions beyond those legally required. For the three months ended March 31, 2008 and 2007, we contributed $14.3 million and $12.2 million, respectively, to our worldwide pension plans, including a discretionary contribution of $1.1 million and $1.2 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

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

Note 9—Stock-based Compensation

In February 2008, Hertz Holdings granted options to acquire 2,481,440 million shares of Hertz Holdings' common stock to key executives, employees and non-management directors at exercise prices ranging from $12.74 to $12.97 under the Hertz Global Holdings Inc. Stock Incentive Plan, or the "Stock Incentive Plan" and the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan." These options are subject to and governed by the terms of the Stock Incentive Plan and the Director Plan. We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R, "Share-Based Payment." The options are being accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the Stock Incentive Plan and the Director Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

For the three months ended March 31, 2008, we recognized compensation cost of approximately $6.0 million ($3.7 million, net of tax). As of March 31, 2008, there was approximately $99.4 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Stock Incentive Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 2.1 years, on a weighted average basis, of the requisite service period that began on the grant dates.

On February 28, 2008, our Board of Directors adopted the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan," subject to the approval of Hertz Holdings' stockholders at the annual meeting of stockholders to be held on May 15, 2008. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors.

The purpose of the Omnibus Plan is to foster and promote the long-term financial success of Hertz Holdings and its subsidiaries and materially increase shareholder value by (a) motivating superior performance by plan participants, (b) providing participants with an ownership interest in Hertz Holdings, and (c) enabling Hertz Holdings and its subsidiaries to attract and retain the services of outstanding employees upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

The compensation committee of Hertz Holdings' Board of Directors has the authority to grant awards under the Omnibus Plan to employees and non-employee directors of Hertz Holdings and its subsidiaries, and determines the type or types of awards to be granted and the terms and conditions of any and all awards.

A maximum of 17.7 million shares of Hertz Holdings' common stock will be reserved for issuance under the Omnibus Plan, which will include shares that remain available under the Stock Incentive Plan and the Director Plan, both of which will terminate upon adoption of the Omnibus Plan by its stockholders. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

Shares subject to any award granted under the Omnibus Plan, the Stock Incentive Plan, or the Director Plan that for any reason are canceled, terminated, forfeited, settled in cash or otherwise settled without the issuance of common stock after the effective date of the Omnibus Plan will generally be available for grant under the Omnibus Plan.

All stock options and stock appreciation rights granted under the Omnibus Plan will have a per-share exercise price no less than fair market value of one share of Hertz Holdings common stock on the grant date. Stock options and stock appreciation rights will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee. No stock options or stock appreciation rights will be exercisable after ten years from the grant date. The compensation committee may accelerate the vesting of an option or stock appreciation right at any time. In addition, vesting of options and stock appreciation rights will be accelerated if Hertz Holdings experiences a change in control (as defined in the Omnibus Plan) unless options or stock appreciation rights with substantially equivalent terms and economic value are substituted for existing options and stock appreciation rights in place of accelerated vesting. Vesting of options and stock appreciation rights will also be accelerated in the event of an employee's death or

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

disability (as defined in the Omnibus Plan). Upon a termination for cause (as defined in the Omnibus Plan), all options and stock appreciation rights held by the employee are immediately cancelled. Following a termination without cause, vested options and stock appreciation rights will generally remain exercisable through the earliest of the expiration of their term or 30 days following termination of employment (one year in the case of death or disability).

Performance stock, performance stock units and performance units granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the compensation committee. In the event of an employee's death or disability, a pro rata portion of the employee's performance stock, performance stock units and performance units will vest to the extent performance goals are achieved at the end of the performance period. Upon a termination of employment or for any other reason, all outstanding performance stock, performance stock units and performance units held by the employee are immediately canceled.

Restricted stock and restricted stock units granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee. Upon a termination of employment for any reason, any unvested restricted stock or restricted stock units of the employee will be canceled.

Each deferred stock unit granted under the Omnibus Plan represents the right to receive one share of Hertz Holdings common stock on a specified future date. Generally, upon a participant's termination of employment other than for cause, Hertz Holdings will issue one share of common stock to the participant for each deferred stock unit the participant then holds.

Upon a change in control of Hertz Holdings, unless outstanding awards are honored, assumed or substituted with alternative awards that provide substantially similar terms, conditions and economic value to the original awards granted under the Omnibus Plan, all awards will immediately become exercisable and any restrictions related to the awards will lapse.

Note 10—Segment Information

We follow SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental of cars and light trucks, or "car rental"; and rental of industrial, construction and material handling equipment, or "equipment rental." "Other reconciling items" includes general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other insignificant business activities, such as our third-party claim management services.

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. The contribution of our reportable segments to

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

revenues and adjusted pre-tax income (loss) and the reconciliation to consolidated amounts for the three months ended March 31, 2008 and 2007 are summarized below (in millions of dollars).

	Three Months Ended March 31,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2008	2007	2008	2007
Car rental	$1,626.2	$1,529.7	$39.3	$36.9
Equipment rental	411.0	389.9	59.3	65.6
Other reconciling items	2.0	1.9	(81.6)	(86.4)

Total	$2,039.2	$1,921.5	$17.0	$16.1

The following table reconciles the loss before income taxes and minority interest to adjusted pre-tax income for the three months ended March 31, 2008 and 2007 (in millions of dollars):

	Three Months Ended March 31,
	2008	2007
Loss before income taxes and minority interest	$(55.9)	$(90.6)
Adjustments:
Purchase accounting(a)	24.8	23.1
Non-cash debt charges(b)	14.5	48.4
Restructuring charges	19.6	32.6
Restructuring related charges	3.5	—
Unrealized loss on derivatives(c)	6.0	—
Vacation accrual adjustment(d)	3.2	—
Management transition costs	1.3	2.6

Adjusted pre-tax income	$17.0	$16.1

(a)
Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

(b)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended March 31, 2008, also includes $2.3 million associated with the ineffectiveness of our HVF swaps. For the three months ended March 31, 2007, also includes the write-off of $16.2 million of unamortized debt costs associated with a debt modification and $12.8 million associated with the ineffectiveness of our HVF swaps.

(c)
For the three months ended March 31, 2008, represents an unrealized loss on our interest rate swaptions.

(d)
Represents an increase in the employee vacation accrual during the three months ended March 31, 2008 relating to a change in our U.S. vacation policy in the second quarter of 2007, which now provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

The increase in total assets from December 31, 2007 to March 31, 2008 in our condensed consolidated balance sheet was primarily due to an increase in revenue earning vehicles in our car rental segment, partly offset by a decrease in restricted cash and receivables.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 11—Comprehensive Income (Loss)

Accumulated other comprehensive income as of March 31, 2008 and December 31, 2007 primarily includes accumulated translation gains of $276.5 million and $217.9 million, respectively, changes in unrecognized net periodic pension and postretirement costs of $25.8 million and $26.1 million, respectively, partly offset by unrealized losses on cash flow hedges of $101.3 million and $45.6 million, respectively, and unrealized losses on our Euro-denominated debt of $42.6 million and $27.8 million, respectively.

Comprehensive loss for the three months ended March 31, 2008 and 2007 were as follows (in thousands of dollars):

	Three Months Ended March 31,
	2008	2007
Net loss	$(57,773)	$(62,581)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	58,544	12,466
Unrealized gain (loss) on available-for-sale securities	13	(7)
Unrealized loss on Euro-denominated debt	(14,765)	(2,130)
Change in unrecognized net periodic pension and postretirement cost	(243)	(34)
Change in fair value of cash flow hedges	(55,669)	(2,923)

Total other comprehensive income (loss)	(12,120)	7,372

Comprehensive loss	$(69,893)	$(55,209)

Note 12—Restructuring

As part of our ongoing effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations, initiating business process reengineering and evaluating outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

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

During 2007, we began to implement cost saving initiatives in our European operations, and we are continuing implementation of these measures in 2008. During the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions relating to real estate facilities management and construction, procurement and information technology. The contracts related to these outsourced functions were completed during the first quarter of 2008. Substantially all of the selected functions in these areas will be transitioned to the third-party service providers which will result in a decrease in headcount by the end of the third quarter of 2008.

In the first quarter of 2008, to continue improving our competitiveness and industry position, we initiated job reductions affecting approximately 950 employees in our U.S. and European car rental operations with much smaller reductions occurring in our U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, Oklahoma.

For the three months ended March 31, 2008, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $19.6 million which is composed of $14.3 million of involuntary termination benefits, $3.4 million in consulting costs and $1.9 million of other restructuring charges.

We plan to announce, as plans are finalized, other efficiency initiatives during the remainder of 2008. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in thousands of dollars):

	Three Months Ended March 31,
	2008	2007
By Caption:
Direct operating	$8,045	$12,945
Selling, general and administrative	11,518	19,704

Total	$19,563	$32,649

	Three Months Ended March 31,
	2008	2007
By Segment:
Car rental	$15,739	$19,750
Equipment rental	1,735	1,784
Other reconciling items	2,089	11,115

Total	$19,563	$32,649

Our condensed consolidated balance sheet as of March 31, 2008, included accruals relating to the restructuring program of $20.1 million. We expect to pay substantially all of the remaining restructuring

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

obligations during 2008. The following table sets forth the activity affecting the accrual during the three months ended March 31, 2008 (in thousands of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2008	$15,190	$105	$2,105	$788	$18,188
Charges incurred	14,335	5	3,365	1,858	19,563
Cash payments	(12,369)	(5)	(3,470)	(2,109)	(17,953)
Other(1)	229	8	(5)	39	271

Balance as of March 31, 2008	$17,385	$113	$1,995	$576	$20,069

(1)
Consists of $0.3 million in foreign currency translation gains, which have been included within "Accumulated other comprehensive income" on our condensed consolidated balance sheet.

Note 13—Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157 as it relates to our financial assets and liabilities. The provisions of SFAS No. 157 are effective for us for our non-financial assets and liabilities beginning in January 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands of dollars):

March 31, 2008(1)
Assets:
HIL swaptions	$3,186
Foreign currency options	137

Total assets	$3,323

Liabilities:
HVF swaps(2)	$144,709

Total liabilities	$144,709

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
As the HVF swaps are in a liability position, the measurement of fair value reflects the nonperformance risk associated with the liability, as required by SFAS No. 157.

Derivative Instruments and Hedging Activities

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the swaps from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the swaps, which range from approximately 1 to 3 years. For the three months ended March 31, 2008 and 2007, we recorded an expense of $2.3 million and $12.8 million, respectively, in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of our HVF Swaps. The ineffectiveness resulted from a decline in the value of the swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the swaps. The effective portion of the change in fair value of the swaps is recorded in "Accumulated other comprehensive income." As of March 31, 2008 and December 31, 2007, the balance reflected in "Accumulated other comprehensive income," net of tax, was a loss of $101.3 million and $45.6 million, respectively. As of March 31, 2008 and December 31, 2007, the fair value of our HVF Swaps was a liability of $144.7 million and $50.2 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities." The fair value of the HVF Swaps were calculated using the income approach and applying observable market data.

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

An event of bankruptcy (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA or Ambac would constitute an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz under its lease with its bankruptcy remote special purpose entity and all car disposal proceeds under the applicable facility, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the facility or facilities instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer event of bankruptcy could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and now expire on June 5, 2008. As of March 31, 2008 and December 31, 2007, the fair value of the swaptions was €2.0 million (or $3.2 million) and €6.2 million

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(or $9.2 million, calculated using exchange rates in effect on December 31, 2007), respectively, which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the HIL swaptions were calculated using the income approach and applying observable market data. During the three months ended March 31, 2008 and 2007, the fair value adjustment related to these swaptions was a loss of $6.0 million and $0.3 million, respectively, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses.

We have purchased foreign currency option contracts to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of March 31, 2008, were approximately $0.2 million, and we limit counterparties to financial institutions that have strong credit ratings. As of March 31, 2008 and December 31, 2007, the fair value of all outstanding foreign currency option contracts was approximately $0.1 million and $0.1 million, respectively, which was recorded in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign currency option contracts were calculated using the income approach and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

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

During the three months ended March 31, 2008, we purchased cars from Ford and its subsidiaries at a cost of approximately $700.5 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $257.1 million.

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

Relationship with Hertz Holdings, Hertz Investors, Inc. and the Sponsors

Stockholders Agreement

In connection with the Acquisition, Hertz Holdings entered into a stockholders agreement, or, as amended, the "Stockholders Agreement," with investment funds associated with or designated by the Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with or designated by the Sponsors to nominate all of Hertz Holdings' directors. The director nominees are to include three nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), two nominees of investment funds associated with Carlyle, two nominees of an investment fund associated with MLGPE (collectively, the "Sponsor Designees") and up to six independent directors (subject to unanimous consent of the Sponsor Designees, for so long as Hertz Holdings remains a "controlled company"), subject to adjustment in the case that the applicable investment fund sells more than a specified amount of its shareholdings in Hertz Holdings. In addition, upon Hertz Holdings ceasing to be a "controlled company" within the meaning of the New York Stock Exchange rules, if necessary to comply with the New York Stock Exchange rules, the director nominees of the Sponsors shall be reduced to two nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), one nominee of investment funds associated with Carlyle, and one nominee of an investment fund associated with MLGPE, and additional independent directors will be elected by the Board of Directors to fill the resulting director vacancies. The Stockholders Agreement also provides that Hertz Holdings' chief executive officer shall be designated as a director, unless otherwise approved by a majority of the Sponsor Designees. In addition, the Stockholders Agreement provides that one of the nominees of an investment fund associated with CD&R shall serve as the chairman of the executive and governance committee and, unless otherwise agreed by this fund, as Chairman of the Board of Directors of Hertz Holdings. On October 12, 2006, our Board of Directors and the Board of Directors of Hertz Holdings elected four independent directors, effective from the date of the completion of the initial public offering of the common stock of Hertz Holdings. In order to comply with New York Stock Exchange rules, Hertz Holdings will be required to have a majority of independent directors on its Board of Directors within one year of our ceasing to be a "controlled company."

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The Stockholders Agreement also grants to the investment funds associated with CD&R or to the majority of the Sponsor Designees the right to remove Hertz Holdings' chief executive officer. Any replacement chief executive officer requires the consent of investment funds associated with CD&R as well as investment funds associated with at least one other Sponsor. It also contains restrictions on the transfer of Hertz Holdings' shares, and provides for tag-along and drag-along rights, in certain circumstances. The rights described above apply only for so long as the investment funds associated with the applicable Sponsor maintain certain specified minimum levels of shareholdings in Hertz Holdings.

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

Registration Rights Agreement

On the Closing Date, Hertz Holdings entered into a registration rights agreement, or, as amended, the "Registration Rights Agreement," with investment funds associated with or designated by the Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, to cause Hertz Holdings, at its own expense, to use its best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. The exercise of this right is limited to three requests by the group of investment funds associated with each Sponsor, except for registrations effected pursuant to Form S-3, which are unlimited, subject to certain limitations, if Hertz Holdings is eligible to use Form S-3. The secondary offering of the common stock of Hertz Holdings in June 2007 was effected pursuant to this Registration Rights Agreement. In the event Hertz Holdings registers any of its common stock, these investment funds also have the right to require Hertz Holdings to use its best efforts to include shares of the common stock of Hertz Holdings held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement also provides for Hertz Holdings to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of Hertz Holdings' securities.

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

Hertz Holdings has entered into indemnification agreements with each of its directors in connection with its initial public offering in November 2006. The indemnification agreements provide the directors with contractual rights to the indemnification and expense advancement rights provided under Hertz Holdings' by-laws, as well as contractual rights to additional indemnification as provided in the indemnification agreements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

We have not recorded any liability relating to these indemnification agreements because these liabilities are considered to be de minimis.

Director Stock Incentive Plan

On October 12, 2006, our Board of Directors and the Board of Directors of Hertz Holdings approved the Director Plan. The stockholders of Hertz Holdings approved the Director Plan on October 20, 2006. The Director Plan provides for the grant of shares of the common stock of Hertz Holdings, options to purchase shares of the common stock of Hertz Holdings and "phantom shares," which are the right to receive shares of the common stock of Hertz Holdings at a specified point in the future. A maximum of 3,500,000 shares are reserved for issuance under the Director Plan.

Options granted under the Director Plan must be granted at an exercise price no less than fair market value of such shares on the date of grant. Options granted as part of a director's annual retainer fee will be fully vested at the time of grant and will generally have a 10-year term.

A director may generally elect to receive all or a portion of fees that would otherwise be payable in cash in the form of shares of the common stock of Hertz Holdings having a fair market value at such time equal to the amount of such fees. Any such shares will be paid to the director when cash fees would otherwise be payable, although, if a director so chooses, these shares may be payable on a tax-deferred basis in phantom shares if the requirements regarding such deferral are met in accordance with applicable tax law, in which case the actual shares of the common stock of Hertz Holdings will be paid to the director promptly following the date on which he or she ceases to serve as a director (or, if earlier, upon a change in control as defined in the Director Plan).

A director will recognize ordinary income upon exercising options granted under the Director Plan in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and we will have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual will generally recognize ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and we will have a corresponding tax deduction at that time. For the three months ended March 31, 2008 and 2007, we recognized $0.4 million and $0.4 million, respectively, of expense relating to the Director Plan in our consolidated statement of operations in "Selling, general and administrative" expenses.

The Director Plan will terminate upon the adoption of the Omnibus Plan by Hertz Holdings' stockholders.

Financing Arrangements with Related Parties

Affiliates of ML Global Private Equity, L.P. and its related funds (which are stockholders of Hertz Holdings) and of Merrill Lynch & Co., or "ML," one of the underwriters in the initial public offering of the common stock of Hertz Holdings and the June 2007 secondary offering by the Sponsors, were lenders under the Hertz Holdings Loan Facility (which was repaid with the proceeds of Hertz Holdings' initial public offering), are lenders under the original and amended Senior Term Facility, the original and amended Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes and the Senior Subordinated Notes; acted as structuring advisors and agents under our ABS Program; and acted as dealer managers and solicitation agents for our tender offers for our existing debt securities in connection with the Acquisition.

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this new facility is $100 million. The facility expires on June 29,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

2012, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus the margin in effect for the Eurocurrency Loans under our Senior ABL Facility. As of March 31, 2008 and December 31, 2007, $13.9 million and $8.5 million, respectively, in borrowings were outstanding.

Guarantees

Our obligations under the Senior Term Facility and Senior ABL Facility are guaranteed by our immediate parent, Hertz Investors, Inc. (previously known as CCMG Corporation). Hertz Holdings is not a guarantor of these facilities. See Note 7—Debt.

Other Sponsor Relationships

Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as an underwriter with respect to a secondary public offering of the common stock of Hertz Holdings in June 2007, for which they received customary fees and expenses. In addition, Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as the administrator of the Stock Incentive Plan and receives customary fees and expenses for these services.

In connection with our car and equipment rental businesses, we enter into millions of rental transactions every year involving millions of customers. In order to conduct those businesses, we also procure goods and services from thousands of vendors. Some of those customers and vendors may be affiliated with the Sponsors or members of our Board of Directors. We believe that all such rental and procurement transactions have been conducted on an arms-length basis and involved terms no less favorable to us than those that we believe we would have obtained in the absence of such affiliation. It is our management's practice to bring to the attention of our Board of Directors any transaction, even if it arises in the ordinary course of business, in which our management believes that the terms being sought by transaction participants affiliated with the Sponsors or our Board of Directors would be less favorable to us than those to which we would agree absent such affiliation.

Note 15—Commitments and Contingencies

Off-Balance Sheet Commitments

As of March 31, 2008 and December 31, 2007, the following guarantees (including indemnification commitments) were issued and outstanding:

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Sponsors; Directors

On the Closing Date, we entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Hertz Holdings also entered into indemnification agreements with each of its directors in connection with the initial public offering of the common stock of Hertz Holdings in November 2006.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of March 31, 2008 and December 31, 2007, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $3.1 million and $2.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

Fuel-Related Class Actions

We are or have been a defendant in four purported class actions—filed in Texas, Oklahoma, New Mexico and Nevada—in which the plaintiffs have put forth alternate theories to challenge the application of our Fuel and Service Charge, or "FSC," on rentals of cars that are returned with less fuel than when rented. The action in Texas remains pending, but the action in Oklahoma was dismissed in 2008. The actions in New Mexico and Nevada were dismissed in 2007.

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

Other Consumer or Supplier Class Actions

  1.
  HERC Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation, was filed in the United States District Court for

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

    the District of New Jersey. Davis Landscape, Ltd., purports to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or "LDW," charge. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff seeks an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violate the New Jersey Consumer Fraud Act. The complaint also asks for attorneys' fees and costs. In October 2006, we filed an answer to the complaint. In November 2006, the plaintiff filed an amended complaint adding an additional plaintiff, Miguel V. Pro, an individual residing in Texas, and new claims relating to HERC's charging of an "Environmental Recovery Fee." Causes of action for breach of contract and breach of implied covenant of good faith and fair dealing were also added. After extensive discovery, the plaintiffs filed a motion to certify the class in May 2008.

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purports to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise Rent-A-Car Company, or "Enterprise," at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violate certain provisions of Nevada law, including Nevada's Deceptive Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asks for attorneys' fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss. In September 2007, the court denied our motion to dismiss. We thereafter filed a motion for certification seeking to have the interpretation of Nevada Revised Statutes Section 482.31575 certified to the Nevada Supreme Court or, in the alternative, to the United States Court of Appeals for the Ninth Circuit. In October 2007, we answered the complaint. In February 2008, the United States Court of Appeals for the Ninth Circuit denied our motion for certification. Discovery will commence in 2008.

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiff asserts violations of the Telephone Consumer Protection Act, 47 U.S.C. Section 227, and common law conversion and the plaintiff is seeking damages and costs of suit. In June 2007, we removed this action to the United States District

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

    Court for the District of Kansas. In February 2008, the case was remanded to the District Court of Wyandotte County, Kansas. In April 2008, the court granted our motion to transfer venue, so the case will now be transferred to the District Court of Johnson County, Kansas.

  4.
  California Tourism Assessments

    On November 14, 2007, Michael Shames, Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Betata was commenced in the United States District Court for the Southern District of California. Shames purports to be a class action brought on behalf of all individuals or entities that purchased rental car services from a defendant at a California situs airport after January 1, 2007. The complaint alleges that the defendants agreed to charge consumers a 2.5% assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission. The complaint also alleges that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the complaint asserts violations of 15 U.S.C. § 1, California's Unfair Competition Law and California's False Advertising Law, and seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees, and costs. The complaint also asserts separately against the California Travel and Tourism Commission and Caroline Beteta, the Commission's Executive Director, alleged violations of The California Bagley-Keene Open Meeting Act. In January 2008, we filed a motion to dismiss. In April 2008, the court granted—with leave to amend—the separate motions to dismiss of the rental car defendants, the California Travel and Tourism Commission and Caroline Betata. In May 2008, the plaintiffs filed an amended complaint.

    On December 13, 2007, Thomas J. Comiskey, on behalf of himself and all others similarly situated v. Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, Hertz Corporation, Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., The California Travel and Tourism Commission, and Dale E. Bonner was commenced in the United States District Court for the Central District of California. Comiskey purports to be a class action brought on behalf of all persons and entities that have paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on January 1, 2007. The complaint alleges that California's Passenger Car Rental Industry Tourism Assessment Program, as included in the California Tourism Marketing Act, violates the United States Constitution's Commerce Clause and First Amendment, both directly and in violation of 42 U.S.C. § 1983, Article I, §§ 2 and 3 of the California Constitution, and Article XIX, § 2 of the California Constitution. The complaint seeks injunctive and declaratory relief, that all unspent assessments collected and to be collected be held in trust, damages, interest, attorneys' fees, and costs. On December 14, 2007, Isabel S. Cohen filed in the United States District Court for the Central District of California a complaint virtually identical to that filed in Comiskey. In February 2008, the court consolidated Comiskey and Cohen, captioned the consolidated action "In re Tourism Assessment Fee Litigation," and ordered the plaintiffs to serve a single

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

    consolidated class action complaint. In April 2008, we filed a motion to dismiss the consolidated complaint and we also filed a motion to transfer the case to the United States District Court for the Southern District of California for potential consolidation with the Shames case.

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

On February 19, 2007, The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. was filed in the United States District Court for the District of Massachusetts. In this action, we and our co-plaintiff seek damages and injunctive relief based upon allegations that Enterprise and its corporate parent, The Crawford Group, Inc., or "Crawford," unlawfully engaged in anticompetitive and unfair and deceptive business practices by claiming to customers of Hertz that once Enterprise obtains a patent that it has applied for relating to its insurance replacement reservation system, Hertz will be prevented from using the co-plaintiff's EDiCAR system, which Hertz currently uses in its insurance replacement business. The complaint alleges, among other things, that Enterprise's threats are improper because the Enterprise patent, once issued, should be invalid and unenforceable. In April 2007, Enterprise and Crawford filed a motion to dismiss and Hertz and TSD Rental LLC, or "TSD," filed opposition papers in May 2007. After a hearing on Enterprise's motion in September 2007, Hertz and TSD filed an amended complaint in October 2007. In February 2008, Enterprise and Crawford filed a motion to dismiss the amended complaint and Hertz and TSD filed opposition papers in March of 2008.

On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts. In this second lawsuit—the patent action—we seek a declaratory judgment that a newly issued patent to Crawford is not infringed by Hertz and is invalid and unenforceable. In October 2007, we filed a motion to consolidate the antitrust action and the patent action and, in November 2007, the court granted our motion to consolidate the two actions. Enterprise and Crawford filed a motion to dismiss the patent action in December 2007 and Hertz and TSD filed opposition papers in January 2008. See "Item 1A—Risk Factors" included in our Form 10-K.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 16—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2008 and December 31, 2007 and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2008 and 2007, of (a) The Hertz Corporation, or "the Parent"; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$142,347	$11,588	$574,865	$—	$728,800
Restricted cash	33,586	24,839	78,077	—	136,502
Receivables, less allowance for doubtful accounts	225,896	205,537	1,095,259	—	1,526,692
Due from Hertz affiliates	6,082,767	40,741	4,443,181	(10,566,689)	—
Inventories, at lower cost or market	27,796	58,343	45,161	—	131,300
Prepaid expenses and other assets	547,466	6,511	165,990	(376,293)	343,674
Revenue earning equipment, net	90,976	1,976,532	8,979,138	—	11,046,646
Property and equipment, net	767,785	231,116	351,149	—	1,350,050
Investment in subsidiaries, net	5,100,618	54,726	—	(5,155,344)	—
Other intangible assets, net	157,361	2,801,610	159,415	—	3,118,386
Goodwill	70,510	520,569	389,830	—	980,909

Total assets	$13,247,108	$5,932,112	$16,282,065	$(16,098,326)	$19,362,959

LIABILITIES AND STOCKHOLDER'S EQUITY
Due to Hertz affiliate	$4,515,370	$1,217,456	$4,847,753	$(10,566,689)	$13,890
Accounts payable	289,918	75,977	1,227,059	—	1,592,954
Accrued liabilities	464,700	26,351	549,441	—	1,040,492
Accrued taxes	90,565	18,451	35,191	—	144,207
Debt	4,916,604	306	6,718,232	—	11,635,142
Public liability and property damage	142,743	18,136	175,120	—	335,999
Deferred taxes on income	—	1,638,308	485,190	(376,293)	1,747,205

Total liabilities	10,419,900	2,994,985	14,037,986	(10,942,982)	16,509,889

Minority interest	—	—	25,862	—	25,862
Stockholder's equity	2,827,208	2,937,127	2,218,217	(5,155,344)	2,827,208

Total liabilities and stockholder's equity	$13,247,108	$5,932,112	$16,282,065	$(16,098,326)	$19,362,959

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$95,815	$17,977	$615,901	$—	$729,693
Restricted cash	30,894	34,547	595,584	—	661,025
Receivables, less allowance for doubtful accounts	222,653	233,722	1,234,625	—	1,691,000
Due from Hertz affiliates	4,752,918	41,495	2,827,187	(7,621,600)	—
Inventories, at lower cost or market	25,372	55,023	38,602	—	118,997
Prepaid expenses and other assets	424,844	5,911	149,008	(262,174)	317,589
Revenue earning equipment, net	109,019	2,037,797	8,161,044	—	10,307,860
Property and equipment, net	773,099	235,304	337,145	—	1,345,548
Investment in subsidiaries, net	4,999,756	57,467	—	(5,057,223)	—
Other intangible assets, net	162,145	2,807,266	154,056	—	3,123,467
Goodwill	72,154	515,068	372,771	—	959,993

Total assets	$11,668,669	$6,041,577	$14,485,923	$(12,940,997)	$19,255,172

LIABILITIES AND STOCKHOLDER'S EQUITY
Due to Hertz affiliates	$2,871,159	$1,318,216	$3,440,707	$(7,621,600)	$8,482
Accounts payable	254,493	100,267	710,118	—	1,064,878
Accrued liabilities	556,953	31,974	438,927	—	1,027,854
Accrued taxes	85,624	15,010	27,081	—	127,715
Debt	4,858,899	323	7,100,904	—	11,960,126
Public liability and property damage	150,471	19,396	173,161	—	343,028
Deferred taxes on income	—	1,632,837	440,328	(262,174)	1,810,991

Total liabilities	8,777,599	3,118,023	12,331,226	(7,883,774)	16,343,074

Minority interest	—	—	21,028	—	21,028
Stockholder's equity	2,891,070	2,923,554	2,133,669	(5,057,223)	2,891,070

Total liabilities and stockholder's equity	$11,668,669	$6,041,577	$14,485,923	$(12,940,997)	$19,255,172

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,030,673	$282,760	$1,327,336	$(601,608)	$2,039,161

Expenses:
Direct operating	599,410	147,941	424,179	—	1,171,530
Depreciation of revenue earning equipment	554,202	61,209	520,049	(601,607)	533,853
Selling, general and administrative	72,773	28,671	91,922	—	193,366
Interest, net of interest income	78,075	20,907	97,352	—	196,334

Total expenses	1,304,460	258,728	1,133,502	(601,607)	2,095,083

(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(273,787)	24,032	193,834	(1)	(55,922)
Benefit (provision) for taxes on income	104,341	(7,718)	(93,640)	—	2,983
Minority interest	—	—	(4,834)	—	(4,834)
Equity in earnings (losses) of subsidiaries (net of tax)	111,673	(2,741)	—	(108,932)	—

Net (loss) income	$(57,773)	$13,573	$95,360	$(108,933)	$(57,773)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007
(Unaudited; In Thousands of Dollars)

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by operating activities	$37,533	$12,926	$1,077,648	$—	$1,128,107

Cash flows from investing activities:
Net change in restricted cash	—	—	526,558	—	526,558
Revenue earning equipment expenditures	(26,902)	(33,455)	(2,819,979)	—	(2,880,336)
Proceeds from disposal of revenue earning equipment	13,619	40,599	1,694,144	—	1,748,362
Property and equipment expenditures	(17,676)	(2,399)	(20,723)	—	(40,798)
Proceeds from disposal of property and equipment	2,713	(1,055)	10,065	—	11,723
Acquisitions, net of cash acquired	(925)	(14,115)	(33,580)	—	(48,620)
Other investing activities	—	—	(447)	—	(447)

Net cash used in investing activities	(29,171)	(10,425)	(643,962)	—	(683,558)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,587	—	3,336	—	10,923
Repayment of long-term debt	(3,480)	(17)	(84,350)	—	(87,847)
Short-term borrowings:
Proceeds	—	—	126,975	—	126,975
Repayments	—	—	(224,201)	—	(224,201)
Ninety day term or less, net	28,655	(8,873)	(298,052)	—	(278,270)
Loan with Hertz Affiliate	5,408	—	—	—	5,408
Payment of financing costs	—	—	(4,502)	—	(4,502)

Net cash provided by (used in) financing activities	38,170	(8,890)	(480,794)	—	(451,514)

Effect of foreign exchange rate changes on cash and equivalents	—	—	6,072	—	6,072

Net increase (decrease) in cash and equivalents during the period	46,532	(6,389)	(41,036)	—	(893)
Cash and equivalents at beginning of period	95,815	17,977	615,901	—	729,693

Cash and equivalents at end of period	$142,347	$11,588	$574,865	$—	$728,800

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$147,455	$(24,491)	$1,001,937	$—	$1,124,901

Cash flows from investing activities:
Net change in restricted cash	—	—	360,954	—	360,954
Revenue earning equipment expenditures	(39,074)	(68,076)	(3,226,043)	—	(3,333,193)
Proceeds from disposal of revenue earning equipment	24,893	45,698	2,172,627	—	2,243,218
Property and equipment expenditures	(18,988)	(4,986)	(13,639)	—	(37,613)
Proceeds from disposal of property and equipment	827	1,420	8,550	—	10,797
Other investing activities	—	—	257	—	257

Net cash used in investing activities	(32,342)	(25,944)	(697,294)	—	(755,580)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	2,100	—	2,100
Repayment of long-term debt	(586,368)	(59)	(133,610)	—	(720,037)
Short-term borrowings:
Proceeds	—	—	145,000	—	145,000
Ninety day term or less, net	316,197	—	(302,285)	—	13,912
Payment of financing costs	(6,252)	—	—	—	(6,252)

Net cash used in financing activities	(276,423)	(59)	(288,795)	—	(565,277)

Effect of foreign exchange rate changes on cash and equivalents	—	—	(211)	—	(211)

Net (decrease) increase in cash and equivalents during the period	(161,310)	(50,494)	15,637	—	(196,167)
Cash and equivalents at beginning of period	212,709	65,083	394,039	—	671,831

Cash and equivalents at end of period	$51,399	$14,589	$409,676	$—	$475,664

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained in our condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2008, or this "Report."

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained or incorporated by reference in this Report including, without limitation, those concerning our liquidity and capital resources, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our results of operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity and availability to us of additional or continued sources of financing for our revenue earning equipment and financial instability of insurance companies providing financial guarantees for asset-backed securities; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; fuel costs; future acquisitions and dispositions; litigation; potential and contingent liabilities; management's plans; taxes; and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements often include words such as "believes," "expects," "projects," "anticipates," "intends," "plans," "estimates," "seeks," "will," "may," "should," "forecasts" or similar expressions.

Forward-looking statements are not guarantees of performance or results and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand that the risks and uncertainties discussed in "Item 1A—Risk Factors" included in The Hertz Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the United States Securities and Exchange Commission, or the "SEC," on March 6, 2008, or our "Form 10-K," could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this Report speaks only as of the date of this Report. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

Unless the context otherwise requires, in this Report, (i) "we," "us" and "our" mean The Hertz Corporation and its consolidated subsidiaries, (ii) "Hertz," the "registrant," or the "Company" means The Hertz Corporation, (iii) "HERC" means Hertz Equipment Rental Corporation, our wholly owned subsidiary, and our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) "Hertz Holdings" means Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), (v) "cars" means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "program cars" means cars purchased by car rental companies under repurchase or guaranteed depreciation programs, (vii) "non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (viii) "equipment" means industrial, construction and material handling equipment.

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

On December 21, 2005, or the "Closing Date," investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., or "CD&R," The Carlyle Group, or "Carlyle," and Merrill Lynch Global Private Equity, or "MLGPE," or collectively the "Sponsors," through CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings, acquired all of Hertz's common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million.

We refer to the acquisition of all of Hertz's common stock through CCMG Acquisition Corporation as the "Acquisition." We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the "Transactions."

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

In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock at a per share price of $22.25. Hertz Holdings did not receive any of the proceeds from the sale of these shares. Hertz Holdings paid all of the expenses of the offering, excluding underwriting discounts and commissions of the selling stockholders, pursuant to a registration rights agreement Hertz Holdings entered into at the time of the Acquisition. These expenses aggregated to approximately $2.0 million. Immediately following the secondary public offering, the Sponsors' ownership percentage in Hertz Holdings decreased to approximately 55%.

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

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. In the United States, 2007 model year program vehicle depreciation costs rose approximately 15% and per-car depreciation costs for 2007 model year U.S. non-program cars declined as compared to 2006. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we have purchased as non-program cars and other actions we have taken to mitigate program car cost increases, our net per-car depreciation costs for 2007 model year cars in the United States have increased by less than 3% from our net per-car depreciation costs for 2006 model year U.S. cars. Therefore, we expect 2008 vehicle depreciation costs year over year to increase between 2% to 4% in the United States and by approximately 10% in Europe. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

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

As part of our ongoing effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and process improvements to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations, initiating business process reengineering and evaluating outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

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

During 2007, we began to implement cost saving initiatives in our European operations, and we are continuing implementation of these measures in 2008. These measures are expected to result in additional annualized savings of approximately $50.0 million, a portion of which has already been realized in 2007. During the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions relating to real estate facilities management and construction, procurement and information technology. The contracts related to these outsourced functions were completed during the first quarter of 2008. Substantially all of the selected functions in these areas will be transitioned to the third-party service providers which will result in a decrease in headcount by the end of the third quarter of 2008. We expect to incur between $30 million to $40 million of restructuring costs in the first half of 2008 related to these initiatives.

In the first quarter of 2008, to continue improving our competitiveness and industry position, we initiated job reductions affecting approximately 950 employees in our U.S. and European car rental operations with much smaller reductions occurring in our U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, Oklahoma.

For the three months ended March 31, 2008 and 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $19.6 million and $32.6 million, respectively.

We plan to announce, as plans are finalized, other efficiency initiatives during the remainder of 2008. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

For the year ended December 31, 2007, based on publicly available information, we believe some U.S. car rental brands experienced transaction day growth and rental rate revenue per transaction day, or "RPD," increases compared to the year ended December 31, 2006. For the year ended December 31, 2007, we experienced low to mid single digit volume growth versus the prior period in the United States, while RPD was down less than one percentage point. During the year ended December 31, 2007, we experienced mid to high single digit volume growth in our European operations and our car rental RPD was above the level of our RPD during the year ended December 31, 2006.

For the three months ended March 31, 2008, based on publicly available information, we believe some U.S. car rental brands experienced transaction day growth and RPD decreases compared to the three months ended March 31, 2007. For the three months ended March 31, 2008, we experienced 2.0% volume growth versus the prior period in the United States, while RPD was down 2.9%. During the three months ended March 31, 2008, we experienced low double digit volume growth in our European operations and our car rental RPD was below the level of our RPD during the three months ended March 31, 2007.

In the three years ended December 31, 2007, we increased the number of our off-airport rental locations in the United States by approximately 27% to approximately 1,580 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $963.8 million, $890.1 million and $845.8 million of our total car rental revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Our expanding U.S. off-airport operations represented $232.4 million and $218.1 million of our total car rental revenues in the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we had approximately 1,630 off-airport locations. In the balance of 2008 and subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues, and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

For the year ended December 31, 2007, based on publicly available information, we believe the U.S. equipment rental industry experienced downward pricing, measured by the rental rates charged by equipment rental companies. HERC experienced higher equipment rental pricing and volumes worldwide for the year ended December 31, 2007, with pricing increases attributable to higher price activity in Canada and Europe offset by lower price activity in the U.S. During the year ended December 31, 2007, HERC added six U.S. locations, one Canadian location and seven locations in Europe. For the three months ended March 31, 2008, based on publicly available information, we believe the U.S. equipment rental industry experienced downward pricing. HERC experienced higher equipment rental volumes and lower pricing worldwide for the three months ended March 31, 2008. During the three months ended March 31, 2008, HERC added two U.S. locations, one Canadian location and four locations in Europe. HERC expects to open new locations at about the same pace during the remainder of the year. In connection with its U.S. expansion, we expect HERC will incur non-fleet start-up costs of approximately $0.7 million per location and additional fleet acquisition costs, including costs to transport equipment from one branch to another, over an initial twelve-month period of approximately $2 to $4 million per location. In its European expansion, we expect HERC will incur lower start-up costs per location as compared with the United States.

Three Months ended March 31, 2008 Compared with Three Months ended March 31, 2007

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statement of operations for the three months ended March 31, 2008 and 2007 (in thousands of dollars):

			Percentage of Revenues
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Car rental	$1,598,057	$1,505,075	78.4%	78.3%
Equipment rental	410,850	389,843	20.1	20.3
Other	30,254	26,614	1.5	1.4

Total revenues	2,039,161	1,921,532	100.0	100.0

Expenses:
Direct operating	1,171,530	1,114,324	57.4	58.0
Depreciation of revenue earning equipment	533,853	467,817	26.2	24.3
Selling, general and administrative	193,366	200,375	9.5	10.4
Interest, net of interest income	196,334	229,609	9.6	12.0

Total expenses	2,095,083	2,012,125	102.7	104.7

Loss before income taxes and minority interest	(55,922)	(90,593)	(2.7)	(4.7)
Benefit for taxes on income	2,983	32,122	0.1	1.6
Minority interest	(4,834)	(4,110)	(0.2)	(0.2)

Net loss	$(57,773)	$(62,581)	(2.8)%	(3.3)%

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of March 31, 2008 and 2007:

	Three Months Ended or as of March 31,
	2008	2007
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	6,565	6,665
Domestic	4,900	5,073
International	1,665	1,592
Worldwide transaction days (in thousands)(a)	30,239	28,912
Domestic	21,264	20,846
International	8,975	8,066
Worldwide rental rate revenue per transaction day(b)	$44.94	$46.16
Domestic	$43.10	$44.39
International	$49.31	$50.74
Worldwide average number of company-operated cars during the period	437,400	423,400
Domestic	304,400	302,500
International	133,000	120,900
Adjusted pre-tax income (in millions of dollars)(c)	$39.3	$36.9
Worldwide revenue earning equipment, net (in millions of dollars)	$8,406.5	$8,036.6
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$367.5	$361.1
Same store revenue growth, including growth initiatives(e)	0.1%	5.4%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,480.4	$3,092.1
Adjusted pre-tax income (in millions of dollars)(c)	$59.3	$65.6
Revenue earning equipment, net (in millions of dollars)	$2,640.1	$2,422.4
Other Operating Data:
EBITDA (in millions of dollars)(f)	$728.6	$663.8
Corporate EBITDA (in millions of dollars)(f)	$235.0	$238.0

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included within the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2007 foreign exchange rates) for the three months ended March 31, 2008 and 2007 (in millions of dollars, except as noted):

	Three Months Ended March 31,
	2008	2007
Car rental revenue per statement of operations	$1,598.1	$1,505.1
Non-rental rate revenue	(228.2)	(217.5)
Foreign currency adjustment	(10.9)	47.1

Rental rate revenue	$1,359.0	$1,334.7

Transaction days (in thousands)	30,239	28,912
Rental rate revenue per transaction day (in whole dollars)	$44.94	$46.16
(c)
Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income (loss) before income taxes and minority interest by segment to adjusted pre-tax income (loss) by segment for the three months ended March 31, 2008 and 2007 (in millions of dollars):

	Three Months Ended March 31, 2008
	Car Rental	Equipment Rental
Income (loss) before income taxes and minority interest	$(5.8)	$39.4
Adjustments:
Purchase accounting(1)	10.3	14.0
Non-cash debt charges(2)	8.6	2.7
Restructuring charges	15.8	1.7
Restructuring related charges	2.1	0.7
Unrealized loss on derivatives(3)	6.0	—
Vacation accrual adjustment(4)	2.3	0.8

Adjusted pre-tax income	$39.3	$59.3

	Three Months Ended March 31, 2007
	Car Rental	Equipment Rental
Income (loss) before income taxes and minority interest	$(16.8)	$46.0
Adjustments:
Purchase accounting(1)	7.7	15.0
Non-cash debt charges(2)	26.3	2.8
Restructuring charges	19.7	1.8

Adjusted pre-tax income	$36.9	$65.6

  (1)
  Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended March 31, 2008, also includes $2.3 million associated with the ineffectiveness of our HVF swaps. For the three months ended March 31, 2007, also includes the write-off of $16.2 million of unamortized debt costs associated with a debt modification and $12.8 million associated with the ineffectiveness of our HVF swaps.

  (3)
  For the three months ended March 31, 2008, represents an unrealized loss on our interest rate swaptions.

  (4)
  Represents an increase in the employee vacation accrual during the three months ended March 31, 2008 relating to a change in our U.S. vacation policy in the second quarter of 2007, which now provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2007 foreign exchange rates) for the three months ended March 31, 2008 and 2007 (in millions of dollars):

	Three Months Ended March 31,
	2008	2007
Equipment rental revenue per statement of operations	$410.8	$389.8
Equipment sales and other revenue	(41.8)	(41.7)
Foreign currency adjustment	(1.5)	13.0

Rental and rental related revenue	$367.5	$361.1

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

(f)
We present EBITDA and Corporate EBITDA to provide investors with supplemental measures of our operating performance and liquidity and, in the case of Corporate EBITDA, information utilized in the calculation of the financial covenants under our senior credit facilities. EBITDA, as used in this Report, is defined as consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization. Corporate EBITDA differs from the term "EBITDA" as it is commonly used. Corporate EBITDA, as used in this Report, means "EBITDA" as that term is defined under our senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully defined in the agreements governing our senior credit facilities. The other items excluded in this calculation include, but are not limited to: non-cash expenses and charges; extraordinary, unusual or non-recurring gains or losses; gains or losses associated with the sale or writedown of assets not in the ordinary course of business; certain management fees paid to the Sponsors; and earnings to the extent of cash dividends or distributions paid from non-controlled affiliates. Further, the covenants in our senior credit facilities are calculated using Corporate EBITDA for the most recent four fiscal quarters as a whole. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or for any complete fiscal year.

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

EBITDA is also used by management and investors to evaluate our operating performance exclusive of financing costs and depreciation policies. Further, because we have two business segments that are financed differently and have different underlying depreciation characteristics, EBITDA enables investors to isolate the effects on the profitability of operating metrics such as revenue, operating expenses and selling, general and administrative expenses. In addition to its use to monitor performance trends, EBITDA provides a comparative metric to management and investors that is consistent across companies with different capital structures and depreciation policies. This enables management and investors to compare our performance on a consolidated basis and on a segment basis to that of our peers. In addition, our management uses consolidated EBITDA as a proxy for cash flow available to finance fleet expenditures and the costs of our capital structure on a day-to-day basis so that we can more easily monitor our cash flows when a full statement of cash flows is not available.

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

EBITDA and Corporate EBITDA are not recognized measurements under accounting principles generally accepted in the United States of America, or "GAAP." When evaluating our operating performance or liquidity, investors should not consider EBITDA and Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance and liquidity as determined in accordance with GAAP, such as net income, operating income or net cash provided by operating activities. EBITDA and Corporate EBITDA may have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations.

Because other companies may calculate EBITDA and Corporate EBITDA differently than we do, EBITDA may not be, and Corporate EBITDA as presented in this Report is not, comparable to similarly titled measures reported by other companies.

Borrowings under our senior credit facilities are a key source of our liquidity. Our ability to borrow under these senior credit facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our senior credit facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of March 31, 2008, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants.

As of March 31, 2008, we had an aggregate principal amount outstanding of $1,382.6 million and $418.9 million pursuant to our senior term loan facility and our senior asset-based loan facility, respectively. For the three months ended March 31, 2008, Hertz is required under the senior term loan facility to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated interest expense coverage ratio of not less than 2.00:1. In addition, under our senior asset-based loan facility, if there is less than $200 million of available borrowing capacity under that facility as of March 31, 2008, Hertz is required to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the senior term loan facility, for the three months ended March 31, 2008, we had a consolidated leverage ratio of 3.03:1 and a consolidated interest expense coverage ratio of 3.96:1. Since we have maintained sufficient borrowing capacity under our senior asset-based loan facility as of March 31, 2008, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." We have a significant amount of debt. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness" in our Form 10-K.

The following table reconciles net loss to EBITDA and Corporate EBITDA for the three months ended March 31, 2008 and 2007 (in millions of dollars):

	Three Months Ended March 31,
	2008	2007
Net loss(1)	$(57.8)	$(62.6)
Depreciation and amortization(2)	593.0	528.9
Interest, net of interest income(3)	196.3	229.6
Benefit for taxes on income	(2.9)	(32.1)

EBITDA(4)	728.6	663.8
Adjustments:
Car rental fleet interest	(94.0)	(102.8)
Car rental fleet depreciation	(447.4)	(395.9)
Non-cash expenses and charges(5)	20.2	37.7
Extraordinary, unusual or non-recurring gains or losses(6)	27.6	35.2

Corporate EBITDA	$235.0	$238.0

  (1)
  For the three months ended March 31, 2008 and 2007, net loss includes corporate minority interest of $4.8 million and $4.1 million, respectively.

  (2)
  For the three months ended March 31, 2008 and 2007, depreciation and amortization was $486.1 million and $437.4 million, respectively, in our car rental segment and $105.3 million and $89.9 million, respectively, in our equipment rental segment.

  (3)
  For the three months ended March 31, 2008 and 2007, interest, net of interest income, was $92.5 million and $105.4 million, respectively, in our car rental segment and $33.5 million and $35.0 million, respectively, in our equipment rental segment.

  (4)
  The following table reconciles net cash provided by operating activities to EBITDA for the three months ended March 31, 2008 and 2007 (in millions of dollars):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$1,128.1	$1,124.9
Amortization of debt and debt modification costs	(12.2)	(35.6)
Provision for losses on doubtful accounts	(6.0)	(2.9)
Unrealized loss on derivatives	(6.0)	(0.3)
Gain on sale of property and equipment	5.4	1.4
Loss on ineffectiveness of interest rate swaps	(2.3)	(12.8)
Stock-based employee compensation charges	(6.0)	(6.1)
Minority interest	(4.8)	(4.1)
Deferred taxes on income	12.8	24.2
Benefit for taxes on income	(2.9)	(32.1)
Interest expense, net of interest income	196.3	229.6
Net changes in assets and liabilities	(573.8)	(622.4)

EBITDA	$728.6	$663.8

  (5)
  For the three months ended March 31, 2008 and 2007, non-cash expenses and charges were $14.2 million and $27.3 million, respectively, in our car rental segment and $0.0 million and $1.2 million, respectively, in our equipment rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Three Months Ended March 31,
	2008	2007
Non-cash amortization of debt costs included in car rental fleet interest	$8.2	$25.7
Corporate non-cash stock-based employee compensation charges	6.0	6.1
Non-cash charges for workers' compensation	—	2.5
Corporate non-cash charges for public liability and property damage	—	1.8
Corporate non-cash charges for pension	—	1.3
Unrealized loss on derivatives	6.0	0.3

Total	$20.2	$37.7

  (6)
  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Three Months Ended March 31,
	2008	2007
Restructuring charges	$19.6	$32.6
Restructuring related charges	3.5	—
Vacation accrual adjustment	3.2	—
Management transition costs	1.3	2.6

Total	$27.6	$35.2

Revenues

	Three Months Ended March 31,
(in millions of dollars)	2008	2007	$ Change	% Change
Revenues
Car rental	$1,598.1	$1,505.1	$93.0	6.2%
Equipment rental	410.8	389.8	21.0	5.4%
Other	30.3	26.6	3.7	13.7%

Total revenues	$2,039.2	$1,921.5	$117.7	6.1%

Total revenues increased 6.1% (1.9% in constant currency) for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Revenues from our car rental operations increased 6.2%, primarily as a result of a 4.6% increase in car rental volume worldwide and the effects of foreign currency translation of approximately $60.6 million, partly offset by lower RPD.

RPD for worldwide car rental declined 2.6% from March 31, 2007, due to declines in U.S. and International RPD of 2.9% and 2.8%, respectively. U.S. airport RPD decreased 2.3% and U.S. off-airport RPD declined by 2.4%. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth.

Revenues from our equipment rental operations increased 5.4%, due to the effects of foreign currency translation of $18.4 million and higher rental volume.

Revenues from all other sources increased 13.7%, primarily due to an increase in car rental licensee revenue of $2.4 million.

Expenses

	Three Months Ended March 31,
(in millions of dollars)	2008	2007	$ Change	% Change
Expenses:
Direct operating	$1,171.5	$1,114.3	$57.2	5.1%
Depreciation of revenue earning equipment	533.9	467.8	66.1	14.1%
Selling, general and administrative	193.4	200.4	(7.0)	(3.5)%
Interest, net of interest income	196.3	229.6	(33.3)	(14.5)%

Total expenses	$2,095.1	$2,012.1	$83.0	4.1%

Total expenses increased 4.1%, and total expenses as a percentage of revenues decreased from 104.7% for the three months ended March 31, 2007 to 102.7% in for the three months ended March 31, 2008.

Direct operating expenses increased 5.1% as a result of increases in fleet related expenses and other direct operating expenses, partly offset by a decrease in personnel related expenses.

  Fleet related expenses increased $34.1 million, or 13.8%. The increase was primarily related to an increase in worldwide rental volume and included increases in vehicle damage and maintenance costs of $16.7 million, gasoline costs of $15.1 million and vehicle licenses and taxes of $4.9 million, including the effects of foreign currency translation of approximately $15.5 million, partly offset by a decrease in self-insurance expense of $2.4 million.

  Other direct operating expenses increased $24.2 million, or 5.3%. The increase was primarily related to an increase in worldwide rental volume including increases in concession fees in our car rental operations of $8.8 million, facility expenses of $7.1 million, customer service costs of $2.5 million, commission fees of $2.4 million and charge card fees of $1.3 million, including the effects of foreign currency translation of approximately $19.5 million, partly offset by a decrease in restructuring charges of $4.9 million.

  Personnel related expenses decreased $1.1 million, or 0.3%. The decrease was primarily related to decreases in U.S. wages of $6.5 million, incentive compensation of $2.7 million and information technology costs of $2.6 million, mostly offset by increased International wages and benefits resulting from the effects of foreign currency translation of $14.4 million.

Depreciation of revenue earning equipment for our car rental operations of $447.4 million for the three months ended March 31, 2008 increased 13.0% from $395.9 million for the three months ended March 31, 2007. The increase was primarily due to the higher cost of vehicles in the United States, an increase in average fleet operated, lower net proceeds received in excess of book value on the disposal of used vehicles, a $7.5 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles and the effects of foreign currency translation. Depreciation of revenue earning equipment in our equipment rental operations of $86.5 million for the three months ended March 31, 2008 increased 20.3% from $71.9 million for the three months ended March 31, 2007. The increase was primarily due to an increase in the average fleet operated, as well as lower net proceeds received in excess of book value on the disposal of used equipment, partly offset by a $3.3 million net decrease in depreciation in certain of our equipment rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of equipment.

Selling, general and administrative expenses decreased 3.5%, primarily due to decreases in advertising and administrative expenses, partly offset by the effects of foreign currency translation of approximately

$9.9 million and an increase in sales promotion expenses. Advertising expenses decreased $6.2 million primarily due to a decrease in media spending. Administrative expenses decreased $3.3 million primarily due to decreases in restructuring charges of $8.2 million, management incentive compensation costs of $2.9 million and legal fees of $1.2 million, partly offset by an increase in the unrealized loss on our interest rate swaptions of $5.7 million and the effects of foreign currency translation of $5.9 million. Sale promotion expenses increased $2.6 million primarily related to the effects of foreign currency translation.

Interest expense, net of interest income, decreased 14.5%, primarily due to the write-off in 2007 of $16.2 million in unamortized debt costs associated with the debt modification, a decrease in the ineffectiveness of our HVF swaps of $10.5 million and a decrease in the weighted average interest rate.

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment of $39.3 million increased 6.5% from $36.9 million for the three months ended March 31, 2007. The increase was primarily due to transaction day improvement and the effects of foreign currency translation, partly offset by a decrease in RPD. Adjustments to our car rental segment GAAP pre-tax amount for the three months ended March 31, 2008 and 2007, totaled $45.1 million and $53.7 million, respectively. See our "Results of Operations—footnote c" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues was stable year over year at 2.4%.

Adjusted pre-tax income for our equipment rental segment of $59.3 million decreased 9.6% from $65.6 million for the three months ended March 31, 2007. The decrease was primarily due to higher fleet related costs. Adjustments to our equipment rental segment GAAP pre-tax amount for the three months ended March 31, 2008 and 2007, totaled $19.9 million and $19.6 million, respectively. See our "Results of Operations—footnote c" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 16.8% to 14.4%.

Adjusted pre-tax income as a percentage of revenues between our two segments reflect the different environments in which they operate. Our infrastructure costs are higher within our car rental segment due to the number and type of locations in which it operates and the required headcount. The revenue earning equipment for our equipment rental segment has higher rental rates and longer rental lengths, with longer estimated useful lives.

Benefit for Taxes on Income, Minority Interest and Net Loss

	Three Months Ended March 31,
(in millions of dollars)	2008	2007	$ Change	% Change
Loss before income taxes and minority interest	$(55.9)	$(90.6)	$34.7	38.3%
Benefit for taxes on income	2.9	32.1	(29.2)	(90.7)%
Minority interest	(4.8)	(4.1)	(0.7)	(17.6)%

Net loss	$(57.8)	$(62.6)	$4.8	7.7%

The benefit for taxes on income decreased 90.7%, primarily due to a decrease in the loss before income taxes and minority interest, the non-recognition of benefits for certain non-U.S. jurisdictions in cumulative net loss positions and other discrete items, which include $4.3 million, net, of out-of-period adjustments to the tax provision. See Note 5 to the Notes to our condensed consolidated financial statements included in this Report. The effective tax rate for the three months ended March 31, 2008 decreased to 5.3% from 35.5% in the three months ended March 31, 2007, based upon the factors noted above.

Minority interest increased 17.6% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

The net loss decreased 7.7% primarily due to higher rental volume in our worldwide car and equipment rental operations, partly offset by higher fleet costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on the net loss was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Effects of the Transactions

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the three months ended March 31, 2008 and 2007 (in millions of dollars):

	Three Months Ended March 31,
	2008	2007
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$15.3	$15.3
Revenue earning equipment	5.0	4.3
Property and equipment	2.2	2.1
Accretion of revalued liabilities:
Discount on debt	1.7	2.3
Workers' compensation and public liability and property damage	1.3	1.4

	$25.5	$25.4

Liquidity and Capital Resources

As of March 31, 2008, we had cash and equivalents of $728.8 million, a decrease of $0.9 million from December 31, 2007. As of March 31, 2008, we had $136.5 million of restricted cash to be used for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash of $524.5 million from December 31, 2007 to March 31, 2008, primarily related to the timing of purchases and sales of revenue earning vehicles.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the three months ended March 31, 2008 was $1,128.1 million, an increase of $3.2 million from the three months ended March 31, 2007.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the three months ended March 31, 2008 was $683.6 million, a decrease of $72.0 million from the three months ended March 31, 2007. The decrease is primarily due to a decrease in revenue earning equipment expenditures and an increase in year over year changes in restricted cash, partly offset by decreased proceeds from the disposal of revenue earning equipment and increased expenditures on licensee and third-party acquisitions. For the three months ended March 31, 2008, our expenditures for revenue earning equipment were $2,880.3 million and our proceeds from the disposal of such equipment were $1,748.4 million.

For the three months ended March 31, 2008, our capital expenditures for property and non-revenue earning equipment were $40.8 million and our proceeds from the disposal of such equipment were $11.7 million. For the three months ended March 31, 2008, we experienced a slightly increased level of net expenditures for revenue earning equipment and property and equipment compared to the three months ended March 31, 2007. This increase was primarily due to a year over year decrease in disposal proceeds relating to revenue earning equipment, partly offset by a decrease in year over year expenditures for revenue earning equipment. For the full year 2008, we expect the level of net expenditures for revenue earning equipment, property and non-revenue earning equipment to be similar to that of the full year 2007. See "—Capital Expenditures" below.

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and heightened activity during the spring and summer. This is particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters of the year. These seasonal financing needs are funded by increasing the utilization of our bank credit facilities and the variable funding notes portion of our U.S. Fleet Debt facilities (defined below). As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures.

As of March 31, 2008, we had approximately $11,635.1 million of total indebtedness outstanding. Cash paid for interest during the three months ended March 31, 2008, was $240.0 million, net of amounts capitalized.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For further information concerning our asset-backed financing programs, see Note 3 to the Notes to our audited annual consolidated financial statements included in our Form 10-K. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" contained in our Form 10-K.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the U.S. ABS Program, the International Fleet Debt facilities (all as defined below) or the fleet financing facilities relating to our car rental fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, Brazil, Canada, Belgium and our U.K. leveraged financing facility. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities (defined below), and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian equipment rental business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

We believe that cash generated from operations, together with amounts available under the Senior Credit Facilities, asset-backed financing and other available financing arrangements will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Recent turmoil in the credit markets and the financial instability of insurance companies providing financial guarantees for asset-backed securities has reduced the availability of debt financing, which may result in increases in the interest rates at which lenders are willing to make debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of risks related to our substantial indebtedness, see "Item 1A—Risk Factors" contained in our Form 10-K.

Financing

Our "Senior Term Facility" is a secured term loan facility entered into by Hertz in connection with the Acquisition consisting of (a) a maximum borrowing capacity of $2,000.0 million (which was decreased in February 2007 to $1,400.0 million), which included a delayed draw facility of $293.0 million (which was utilized during 2006) and (b) a prefunded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. This term loan facility and the synthetic letter of credit facility mature in December 2012.

Our "Senior ABL Facility" is a senior asset-based revolving loan facility entered into by Hertz and certain of its U.S. and of its Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,600.0 million (which was increased in February 2007 to $1,800.0 million). Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. The Senior ABL Facility matures in February 2012. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities."

Our "Senior Dollar Notes" are the $1,800.0 million aggregate principal amount of 8.875% Senior Notes due January 2014 issued by Hertz in connection with the Acquisition. Our "Senior Euro Notes" are the €225 million aggregate principal amount of 7.875% Senior Notes due January 2014 issued by Hertz in connection with the Acquisition. We refer to the Senior Dollar Notes and the Senior Euro Notes together as the "Senior Notes." Our "Senior Subordinated Notes" refer to the $600.0 million aggregate principal amount of 10.5% Senior Subordinated Notes due January 2016 issued by Hertz in connection with the Acquisition.

Our "Promissory Notes" consist of the outstanding untendered senior notes issued under three separate indentures existing prior to the Acquisition. These senior notes have maturities ranging from May 2008 to January 2028.

Our "U.S. Fleet Debt" consists of approximately $4,300.0 million of asset-backed securities issued on the Closing Date by Hertz Vehicle Financing LLC, or "HVF," a special purpose entity wholly owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the "ABS Program." An additional $600.0 million of previously issued asset-backed medium term notes, or "Pre-Acquisition ABS Notes," having maturities from May 2007 to May 2009 remained outstanding under the ABS Program following the Closing Date ($375.0 million of which have subsequently matured). We have also issued approximately $1,500 million of variable funding notes on the Closing Date in two series under these facilities, none of which were funded on the Closing Date. The U.S. Fleet Debt have maturities ranging from February 2009 to November 2010.

Our "International Fleet Debt" consists of the aggregate borrowings of our foreign subsidiaries under asset-based revolving loan facilities entered into by Hertz International Ltd, or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities, subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities. In 2007 and 2008, additional borrowers consented to the senior bridge facility agreement under the International Fleet Debt facilities in connection with the expected take-out of the interim facilities entered into at the time of the Acquisition. The International Fleet Debt matures in December 2010.

Our "Fleet Financing Facility" is a credit agreement entered into by Hertz and its subsidiary, Puerto Ricancars, Inc., or "PR Cars," in September 2006, which provides for a commitment of up to $275.0 million to finance the acquisition of Hertz's and/or PR Cars fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands. The Fleet Financing Facility matures in December 2011, but Hertz and PR Cars may terminate or reduce the commitments of the lenders thereunder at any time.

Our "Brazilian Fleet Financing Facility" refers to the agreement dated April 4, 2007 amending and restating our Brazilian subsidiary's credit facility (which was originally included under the International Fleet Debt facilities) to, among other things, increase the facility to R$130 million (or $74.4 million, calculated using exchange rates in effect on March 31, 2008) consisting of a R$70 million (or $40.1 million) term loan facility and a R$60 million (or $34.3 million) revolving credit facility. This facility matures in December 2010.

Our "Canadian Fleet Financing Facility" refers to a Note Purchase Agreement entered into by our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, on May 30, 2007, with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian car rental fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $390.1 million). The Canadian Fleet Facility matures in May 2012.

Our "Belgian Fleet Financing Facility" consists of a secured revolving credit facility entered into by our Belgian subsidiary, Hertz Belgium BVBA on June 21, 2007, with varying facility limits of up to €27.4 million (or $43.3 million) maturing in December 2010. This facility refinanced the Belgian portion of our International Fleet Debt facilities.

Our "U.K. Leveraged Financing" consists of an agreement for a sale and leaseback facility entered into with a financial institution in the United Kingdom, or the "U.K.," by our subsidiary in the U.K., Hertz (U.K.) Limited on December 21, 2007, under which we may sell and lease back fleet up to the value of £135.0 million (or $268.3 million). The amount available under this facility increases over the term of the facility. The facility is scheduled to mature in December 2013. This facility refinanced the U.K. portion of the International Fleet Debt facilities.

As of March 31, 2008, the aggregate principal amount of $225.0 million (net of $2.5 million discount) of pre-Acquisition ABS Notes were outstanding and the average interest rate was 3.1%.

As of March 31, 2008, there were $34.1 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total and mature in August 2010.

Guarantees and Security

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

The U.S. Fleet Debt issued on the Closing Date has the benefit of financial guaranty insurance policies under which either MBIA Insurance Corporation or Ambac Assurance Corporation will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

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

The obligations of each of the borrowers under the Fleet Financing Facility are guaranteed by each of our direct and indirect domestic subsidiaries (other than subsidiaries whose only material assets consist of securities and debt of foreign subsidiaries and related assets, subsidiaries involved in the U.S. ABS Program or other similar special purpose financings, subsidiaries with minority ownership positions, certain subsidiaries of foreign subsidiaries and certain immaterial subsidiaries). In addition, the obligations of PR Cars are guaranteed by us. Our obligations under the Fleet Financing Facility and the other loan documents, including, without limitation, our guarantee of PR Cars' obligations under the Fleet Financing Facility, are secured by security interests in our rental car fleet in Hawaii and by certain assets related to our rental car fleet in Hawaii and Kansas, including, without limitation, manufacturer repurchase program agreements. PR Cars' obligations under the Fleet Financing Facility and the other loan documents are secured by security interests in PR Cars' rental car fleet in Puerto Rico and St. Thomas, the U.S. Virgin Islands and by certain assets related thereto.

The Brazilian Fleet Financing Facility is secured by our Brazilian subsidiary's fleet of vehicles and backed by a $63.5 million Hertz guarantee.

The Canadian Fleet Financing Facility is secured by the fleet vehicles used in the Canadian operations.

The Belgian Fleet Financing Facility is guaranteed by HIL and the fleet assets used in the Belgian operations are pledged as collateral.

The U.K. Leveraged Financing facility is guaranteed by HIL.

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

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of March 31, 2008, we were in compliance with all of these financial covenants.

Derivatives

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the swaps from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the swaps, which range from approximately 1 to 3 years. For the three months ended March 31, 2008 and 2007, we recorded an expense of $2.3 million and $12.8 million, respectively, in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of our HVF Swaps. The ineffectiveness resulted from a decline in the value of the swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the swaps. The effective portion of the change in fair value of the swaps is recorded in "Accumulated other comprehensive income." As of March 31, 2008 and December 31, 2007, the balance reflected in "Accumulated other comprehensive income," net of tax, was a loss of $101.3 million and $45.6 million, respectively. As of March 31, 2008 and December 31, 2007, the fair value of our HVF Swaps was a liability of $144.7 million and $50.2 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities." The fair value of the HVF Swaps were calculated using the income approach and applying observable market data.

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

An event of bankruptcy (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA or Ambac would constitute an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz under its lease with its bankruptcy-remote special purpose entity and all car disposal proceeds under the applicable facility, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the facility or facilities instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer event of bankruptcy could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of € 600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and now expire on June 5, 2008. As of March 31, 2008 and December 31, 2007, the fair value of the swaptions was €2.0 million (or $3.2 million) and €6.2 million (or $9.2 million, calculated using exchange rates in effect on December 31, 2007), respectively, which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the HIL swaptions were calculated using the income approach and applying observable market data. During the three months ended March 31, 2008 and 2007, the fair value adjustment related to these swaptions was a loss of $6.0 million and $0.3 million, respectively, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. Additionally, as of March 31, 2008, we have incurred $46.4 million of financing costs related to the anticipated take-out international asset-based facilities, which are recorded on our condensed consolidated balance sheet in "Prepaid expenses and other assets." We expect to enter into these take-out international asset-based facilities upon completion of the structuring and amortize the costs over the term of the facility.

Credit Facilities

As of March 31, 2008, the following credit facilities were available for the use of Hertz and its subsidiaries:

  •
  The Senior Term Facility had approximately $10.2 million available under the letter of credit facility.

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,362.6 million of remaining capacity, all of which was available under the borrowing base limitation and $179.3 million of which was available under the letter of credit facility sublimit.

  •
  The U.S. Fleet Debt had approximately $1,500.0 million of remaining capacity and $36.2 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The International Fleet Debt facilities had the foreign currency equivalent of approximately $1,465.0 million of remaining capacity and $272.3 million available under the borrowing base limitation.

  •
  The Fleet Financing Facility had approximately $102.5 million of remaining capacity and $6.5 million available under the borrowing base limitation.

  •
  The Brazilian Fleet Financing Facility had the foreign currency equivalent of approximately $6.0 million of remaining capacity and $1.3 million available under the borrowing base limitation.

  •
  The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $256.7 million of remaining capacity and no amounts available under the borrowing base limitation.

  •
  The Belgian Fleet Financing Facility had the foreign currency equivalent of approximately $0.6 million of remaining capacity and $14.3 million available under the borrowing base limitation.

  •
  The U.K. Leveraged Financing facility had the foreign currency equivalent of approximately $146.4 million of remaining capacity and no amounts available under the borrowing base limitation.

As of March 31, 2008, substantially all of our assets were pledged under one or more of the facilities noted above.

Capital Expenditures

The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2008 and 2007 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2008
First Quarter	$2,880.3	$(1,748.4)	$1,131.9	$40.8	$(11.7)	$29.1

2007
First Quarter	$3,333.2	$(2,243.2)	$1,090.0	$37.6	$(10.8)	$26.8
Second Quarter	3,817.6	(2,061.9)	1,755.7	59.7	(16.6)	43.1
Third Quarter	2,418.4	(2,268.9)	149.5	46.8	(25.8)	21.0
Fourth Quarter	1,772.9	(2,640.3)	(867.4)	51.9	(45.8)	6.1

Total Year	$11,342.1	$(9,214.3)	$2,127.8	$196.0	$(99.0)	$97.0

Revenue earning equipment expenditures in our car rental operations were $2,816.0 million and $3,224.1 million for the three months ended March 31, 2008 and 2007, respectively. Revenue earning equipment expenditures in our equipment rental operations were $64.3 million and $109.1 million for the three months ended March 31, 2008 and 2007, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the three months ended March 31, 2008 decreased by 12.7% and 41.1%, respectively, compared to the three months ended March 31, 2007. The decrease in our car rental operations revenue earning equipment expenditures is due to the change in the mix of purchases made during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease in our equipment rental operations revenue earning equipment expenditures is due to slowing non-residential construction growth during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Property and equipment expenditures in our car rental operations were $35.2 million and $29.1 million for the three months ended March 31, 2008 and 2007, respectively. Property and equipment expenditures in our equipment rental operations were $5.2 million and $8.2 million for the three months ended March 31, 2008 and 2007, respectively. Property and equipment expenditures for all other activities were $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

Property and equipment expenditures in our car rental and equipment rental operations for the three months ended March 31, 2008 increased by 21.0% and decreased by 36.6%, respectively, and increased by 33.3% for all other activities compared to the three months ended March 31, 2007.

For the three months ended March 31, 2008, we experienced a level of net expenditures for revenue earning equipment and property and equipment lower than our net expenditures in the three months ended March 31, 2007. This net increase was primarily due to a year over year decrease in disposal proceeds relating to revenue earning equipment, partly offset by decreases in year over year expenditures in revenue earning equipment, as noted above.

Off-Balance Sheet Commitments

As of March 31, 2008 and December 31, 2007, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

On the Closing Date, Hertz entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Hertz Holdings also entered into indemnification agreements with each of its directors in connection with the initial public offering of the common stock of Hertz Holdings in November 2006.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of March 31, 2008 and December 31, 2007, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $3.1 million and $2.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of € 600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and now expire on June 5, 2008.

See Notes 7 and 13 to the Notes to our condensed consolidated financial statements included in this Report and Notes 3 and 13 to the Notes to our audited annual consolidated financial statements included in our Form 10-K.

We have a significant amount of debt (including under our U.S. and International Fleet Debt, other international fleet debt facilities and Senior ABL Facility) with variable rates of interest based generally on LIBOR, EURIBOR or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of March 31, 2008, our net income would decrease by an estimated $12.0 million over a twelve-month period.

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign currency option contracts to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of March 31, 2008, were approximately $0.2 million, and we limit counterparties to financial institutions that have strong credit ratings. As of March 31, 2008 and December 31, 2007, the fair value of all outstanding foreign currency option contracts was approximately $0.1 million and $0.1 million, respectively, which was recorded in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign currency option contracts were calculated using the income approach and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations.

In connection with the Transactions, we issued €225 million of unhedged Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investment in our foreign operations. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of March 31, 2008 and December 31, 2007, losses of $42.6 million (net of tax of $27.8 million) and $27.8 million (net of tax of $18.3 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive income."

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Like-Kind Exchange Program

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in a material deferral of federal and state income taxes for fiscal 2007 and the three months ended March 31, 2008. A like-kind exchange program for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form. In addition, the benefit of deferral is subject to recapture, if, for example, there were a material downsizing of our fleet.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K. Based on present assumptions, 2008 worldwide pre-tax pension expense is expected to be approximately $35.0 million, which is a decrease of $7.1 million from 2007. The decrease in expense compared to 2007 is primarily due to lower expense in the United Kingdom of $3.9 million, higher discount rates and foreign exchange rate changes. To the extent that there are layoffs affecting a significant number of employees covered by any pension plan worldwide, 2008 expense could vary significantly because of further charges or credits.

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

Other Postretirement Benefits

We provide limited postretirement health care and life insurance for employees of our domestic operations with hire dates prior to January 1, 1990. There are no plan assets associated with this plan. We provide for these postretirement costs through monthly accruals in our condensed consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under "Part II, Item 7A.—Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks," included in this Report.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 15 to the Notes to our condensed consolidated financial statements included in this Report.

The following recent developments pertaining to legal proceedings described in our Form 10-K for the fiscal year ended December 31, 2007 are furnished on a supplemental basis:

In February 2008, the court in Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation granted our motion to dismiss and entered judgment in our favor on all of the remaining claims.

In February 2008, Enterprise Rent-A-Car Company and The Crawford Group, Inc., in The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc., filed a motion to dismiss the amended complaint and Hertz and TSD Rental LLC filed opposition papers in March of 2008.

In April 2008, the court in Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation granted our motion to transfer venue, so the case will now be transferred to the District Court of Johnson County, Kansas.

In April 2008, the court in Michael Shames, Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Betata granted—with leave to amend—the separate motions to dismiss of the rental car defendants, the California Travel and Tourism Commission and Caroline Betata. In May 2008, the plaintiffs filed an amended complaint.

In April 2008, we filed a motion to dismiss the consolidated complaint in In re Tourism Assessment Fee Litigation and we also filed a motion to transfer the case to the United States District Court for the Southern District of California for potential consolidation with the Shames case.

In May 2008, the plaintiffs in Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation filed a motion to certify the class.

Aside from the above mentioned, there were no material changes in the legal proceedings described in our Form 10-K and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 6.    EXHIBITS

(a)
Exhibits:

Exhibit Number	Description
4.1	Override Agreement between Hertz (U.K.) Limited and Lombard North Central Plc, dated as of March 25, 2008*
4.2	Guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007*
4.3	Affirmation of Guarantor Hertz international, Ltd., dated as of March 25, 2008, with respect to guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007*
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 9, 2008, relating to Financial Information
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on May 9, 2008.

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

Date: May 12, 2008	THE HERTZ CORPORATION (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer and Treasurer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Override Agreement between Hertz (U.K.) Limited and Lombard North Central Plc, dated as of March 25, 2008*
4.2	Guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007*
4.3	Affirmation of Guarantor Hertz international, Ltd., dated as of March 25, 2008, with respect to guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007*
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 9, 2008, relating to Financial Information
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on May 9, 2008.

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
INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURE
EXHIBIT INDEX