Form 10-Q
period 2008-06-30
HERTZ CORP
filed 2008-08-11
CIK 47129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(Former name, former address and former fiscal year,
if changed since last report)

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

As of August 11, 2008, all of the common stock of the Registrant was owned by its affiliate, Hertz Investors, Inc. As of August 11, 2008, 100 shares of the Registrant's common stock (par value $0.01) were issued and outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	Report of Independent Registered Public Accounting Firm	1
	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	2
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	4-5
	Notes to Condensed Consolidated Financial Statements	6-45
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46-82
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	83
ITEM 4.	Controls and Procedures	83
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	84
ITEM 1A.	Risk Factors	84
ITEM 6.	Exhibits	85
SIGNATURE		86
EXHIBIT INDEX		87

 PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of June 30, 2008 and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2008 and June 30, 2007 and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and June 30, 2007. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 8, 2008

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	June 30, 2008	December 31, 2007
ASSETS
Cash and equivalents	$810,483	$729,693
Restricted cash	161,443	661,025
Receivables, less allowance for doubtful accounts of $15,282 and $11,137	1,608,793	1,691,000
Inventories, at lower of cost or market	141,929	118,997
Prepaid expenses and other assets	425,073	317,589
Revenue earning equipment, at cost:
Cars	10,569,673	8,572,387
Less accumulated depreciation	(1,071,362)	(962,054)
Other equipment	3,108,033	3,108,799
Less accumulated depreciation	(506,212)	(411,272)

Total revenue earning equipment	12,100,132	10,307,860

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,059,752	1,022,438
Service equipment	750,092	685,579

	1,809,844	1,708,017
Less accumulated depreciation	(458,763)	(362,469)

Total property and equipment	1,351,081	1,345,548

Other intangible assets, net	3,103,037	3,123,467
Goodwill	988,176	959,993

Total assets	$20,690,147	$19,255,172

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
Accounts payable	$1,707,949	$1,064,878
Due to Hertz affiliate.	14,027	8,482
Accrued liabilities	1,005,182	1,027,854
Accrued taxes	145,054	127,715
Debt	12,693,814	11,960,126
Public liability and property damage	339,213	343,028
Deferred taxes on income	1,811,703	1,810,991

Total liabilities	17,716,942	16,343,074

Commitments and contingencies
Minority interest	25,583	21,028
Stockholder's equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional paid-in capital	2,368,539	2,353,911
Retained earnings	360,050	366,652
Accumulated other comprehensive income	219,033	170,507

Total stockholder's equity	2,947,622	2,891,070

Total liabilities, minority interest and stockholder's equity	$20,690,147	$19,255,172

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Car rental	$1,795,762	$1,711,656	$3,393,819	$3,216,731
Equipment rental	443,101	432,791	853,951	822,634
Other	36,414	31,217	66,668	57,831

Total revenues	2,275,277	2,175,664	4,314,438	4,097,196

Expenses:
Direct operating	1,278,507	1,164,714	2,450,037	2,279,038
Depreciation of revenue earning equipment	529,846	496,037	1,063,699	963,854
Selling, general and administrative	167,998	180,333	361,364	380,708
Interest, net of interest income of $4,904, $8,129, $14,929 and $20,198	206,055	191,562	402,389	421,171

Total expenses	2,182,406	2,032,646	4,277,489	4,044,771

Income before income taxes and minority interest	92,871	143,018	36,949	52,425
Provision for taxes on income	(36,029)	(52,556)	(33,046)	(20,434)
Minority interest	(5,671)	(4,746)	(10,505)	(8,856)

Net income (loss)	$51,171	$85,716	$(6,602)	$23,135

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(6,602)	$23,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,063,699	963,854
Depreciation of property and equipment	88,720	90,998
Amortization of other intangible assets	33,237	30,766
Amortization of deferred financing costs	23,609	25,090
Amortization of debt discount	7,550	11,176
Debt modification costs	—	16,177
Stock-based employee compensation charges	13,505	13,839
Unrealized gain on derivatives	(3,039)	(9,979)
Loss on ineffectiveness of interest rate swaps	5,030	—
Provision for losses on doubtful accounts	13,304	6,312
Asset writedowns	10,640	—
Minority interest	10,505	8,856
Deferred taxes on income	20,761	15,908
Gain on sale of property and equipment	(7,550)	(2,983)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	130,558	269,869
Inventories, prepaid expenses and other assets	(132,139)	(45,100)
Accounts payable	617,767	794,626
Accrued liabilities	(45,967)	(12,729)
Accrued taxes	3,390	(3,257)
Public liability and property damage	(10,712)	5,193

Net cash provided by operating activities	$1,836,266	$2,201,751

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Six Months Ended June 30,
	2008	2007
Cash flows from investing activities:
Net change in restricted cash	$501,551	$340,828
Revenue earning equipment expenditures	(6,542,775)	(7,150,826)
Proceeds from disposal of revenue earning equipment	3,851,405	4,305,073
Property and equipment expenditures	(102,709)	(97,301)
Proceeds from disposal of property and equipment	29,234	27,370
Acquisitions, net of cash acquired	(57,104)	—
Other investing activities	(249)	(110)

Net cash used in investing activities	(2,320,647)	(2,574,966)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,583	4,541
Repayment of long-term debt	(192,714)	(817,804)
Short-term borrowings:
Proceeds	320,389	570,000
Repayments	(229,981)	—
Ninety day term or less, net	654,500	354,442
Payment of financing costs	(10,523)	(12,951)
Loan with Hertz affiliate.	5,545	8,200
Distributions to minority interest	(5,950)	(3,500)

Net cash provided by financing activities	556,849	102,928

Effect of foreign exchange rate changes on cash and equivalents	8,322	(453)

Net increase (decrease) in cash and equivalents during the period	80,790	(270,740)
Cash and equivalents at beginning of period	729,693	671,831

Cash and equivalents at end of period	$810,483	$401,091

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$381,972	$387,115
Income taxes	14,855	7,833

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1—Basis of Presentation

The Hertz Corporation, together with its subsidiaries, is referred to herein as "we," "our" and "us." The Hertz Corporation is also referred to herein as "Hertz." Hertz Global Holdings, Inc., our ultimate parent company, is referred to herein as "Hertz Holdings."

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

Note 2—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or "FASB," issued Statement of Financial Accounting Standards, or "SFAS," No. 157, "Fair Value Measurements," or "SFAS No. 157." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 on January 1, 2008, except as they relate to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which provisions become effective for us beginning in January 2009. We are currently reviewing SFAS No. 157, as it relates to our non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to determine its impact, if any, on our financial position or results of operations. See Note 13—Fair Value Measurements.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," or "SFAS No. 161." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 will be effective for us beginning with our first quarterly report for the period ended March 31, 2009.

Note 3—Cash and Equivalents and Restricted Cash

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash includes cash and equivalents that are not readily available for our normal disbursements. Restricted cash and equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities (as defined in Note 7—Debt), our like-kind exchange programs and to satisfy certain of our self insurance regulatory reserve requirements.

As of June 30, 2008 and December 31, 2007, the portion of total restricted cash that was associated with our Fleet Debt facilities was $58.4 million and $573.1 million, respectively. The decrease in restricted cash associated with our Fleet Debt of $514.7 million from December 31, 2007 to June 30, 2008, primarily related to the timing of purchases and sales of revenue earning vehicles.

Note 4—Goodwill and Other Intangible Assets

We account for our goodwill and indefinite-lived intangible assets under SFAS No. 142. Under SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We conducted the impairment review during the fourth quarter of 2007 and no impairment was determined to exist.

The following summarizes the changes in our goodwill, by segment, for the period presented (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2007	$318,134	$641,859	$959,993
Acquisitions	5,030	20,839	25,869
Other changes(1)	(915)	3,229	2,314

Balance as of June 30, 2008	$322,249	$665,927	$988,176

(1)
Consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period and pre-Acquisition tax adjustments.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in thousands of dollars):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$620,343	$(156,220)	$464,123	$617,012	$(124,647)	$492,365
Other	15,144	(3,169)	11,975	5,898	(1,505)	4,393

Total	635,487	(159,389)	476,098	622,910	(126,152)	496,758

Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000	2,624,000	—	2,624,000
Other	2,939	—	2,939	2,709	—	2,709

Total	2,626,939	—	2,626,939	2,626,709	—	2,626,709

Total other intangible assets, net	$3,262,426	$(159,389)	$3,103,037	$3,249,619	$(126,152)	$3,123,467

Amortization of other intangible assets for the three months ended June 30, 2008 and 2007 was approximately $16.8 million and $15.4 million, respectively, and for the six months ended June 30, 2008 and 2007 was approximately $33.2 million and $30.8 million, respectively. Based on our amortizable intangible assets as of June 30, 2008, we expect amortization expense to be approximately $33.5 million for the remainder of 2008 and range from $62.3 million to $67.1 million for each of the next five fiscal years.

During the six months ended June 30, 2008, we added 38 locations by acquiring former franchisees in our domestic and international car rental operations, as well as four locations related to external acquisitions done within our domestic and international equipment rental operations. Total intangible assets acquired during the six months ended June 30, 2008 were $12.7 million. We recognized $12.5 million in amortizable intangible assets and $0.2 million in indefinite-lived intangible assets during the six months ended June 30, 2008. Each of these transactions has been accounted for using the purchase method of accounting in accordance with SFAS No. 142, and operating results of the acquired entities from the dates of acquisition are included in our consolidated statements of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization. These acquisitions are not material, individually or collectively, to the consolidated amounts presented within our statement of operations for the six months ended June 30, 2008.

Note 5—Taxes on Income

The effective tax rate for the three and six months ended June 30, 2008 was 38.8% and 89.4%, respectively. The effective tax rate for the three and six months ended June 30, 2007 was 36.7% and 39.0%, respectively. The provision for taxes on income of $36.0 million in the three months ended June 30, 2008 decreased by 31.4% from $52.5 million in the three months ended June 30, 2007, primarily due to the decrease in income before income taxes and minority interest. The provision for

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

taxes on income of $33.0 million in the six months ended June 30, 2008 increased by 61.7% from $20.4 million in the six months ended June 30, 2007, primarily due to the non-recognition of benefits for certain non-U.S. jurisdictions in cumulative loss positions and out-of-period adjustments to the tax provision discussed below, partly offset by the decrease in income before income taxes and minority interest.

We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," or "FIN 48," on January 1, 2007. As of December 31, 2007, we had total unrecognized tax benefits of $35.5 million, of which $8.2 million, if recognized, would favorably impact the effective tax rate in future periods. The $27.3 million remaining balance of our unrecognized tax benefits relates to pre-Acquisition items of $19.0 million and temporary difference items of $8.3 million. To the extent that these items reverse in the future, the pre-Acquisition items will affect goodwill and the temporary items will affect current and deferred income tax provision but will not have any effective rate impact.

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

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We are not currently under audit by the Internal Revenue Service but are under audit in several non-U.S. jurisdictions. It is reasonably possible that approximately $19.0 million of unrecognized tax benefits may reverse within the next twelve months due to their settlement with the relevant taxing authorities and/or the filing of amended income tax returns.

Net after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of "Provision for taxes on income" in our consolidated statement of operations. During the three and six months ended June 30, 2008, we recognized approximately $0.6 million and $1.0 million, respectively, in net after-tax interest and penalties. We had approximately $13.0 million of net after-tax interest and penalties accrued in our condensed consolidated balance sheet at June 30, 2008.

The results of operations for the six months ended June 30, 2008 included $4.3 million, net, of out-of-period adjustments to the tax provision recorded in the three months ended March 31, 2008. These adjustments primarily related to the three months ended December 31, 2007 in the amount of $6.5 million. If recorded in 2007, these adjustments would have had a negative impact on our results of operations for both the three months and year ended December 31, 2007. These adjustments had a negative impact on our results of operations for the six months ended June 30, 2008.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended June 30,
	2008	2007
Depreciation of revenue earning equipment	$505,251	$477,984
Adjustment of depreciation upon disposal of the equipment	498	41
Rents paid for vehicles leased	24,097	18,012

Total	$529,846	$496,037

	Six Months Ended June 30,
	2008	2007
Depreciation of revenue earning equipment	$980,652	$927,335
Adjustment of depreciation upon disposal of the equipment	33,017	5,097
Rents paid for vehicles leased	50,030	31,422

Total	$1,063,699	$963,854

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2007 included a net loss of $3.5 million on the disposal of vehicles used in our car rental operations and for the three months ended June 30, 2008 and 2007 included a net loss of $0.5 million and a net gain of $3.5 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2008 and 2007 included net losses of $30.2 million and $12.0 million, respectively, on the disposal of vehicles used in our car rental operations and a net loss of $2.8 million and a net gain of $6.9 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and projected future market conditions and their effect on residual values at the time of disposal. During the six months ended June 30, 2008, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $9.1 million and $16.6 million in depreciation expense for the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2008, depreciation rates in certain of our equipment rental operations were decreased and resulted in net decreases of $0.5 million and $3.8 million, respectively, in depreciation expense.

For the three months ended June 30, 2008 and 2007, our worldwide car rental operations sold approximately 60,800 and 52,300 non-program cars, respectively, a 16.3% increase. For the six months ended June 30, 2008 and 2007, our worldwide car rental operations sold approximately 107,500 and 88,200 non-program cars, respectively, a 21.9% increase.

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

Our "Promissory Notes" consist of the outstanding untendered senior notes issued under three separate indentures existing prior to the Acquisition. These senior notes have remaining maturities ranging from March 2009 to January 2028.

Our "U.S. Fleet Debt" consists of approximately $4,300.0 million of asset-backed securities issued on the Closing Date by Hertz Vehicle Financing LLC, or "HVF," a special purpose entity wholly-owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the "ABS Program." An additional $600.0 million of previously issued asset-backed medium term notes, or "Pre-Acquisition ABS Notes," having maturities from May 2007 to May 2009 remained outstanding under the ABS Program following the Closing Date ($430.0 million of which have subsequently matured). We have also issued approximately $1,500 million of variable funding notes on the Closing Date in two series under these facilities, none of which were funded on the Closing Date. The U.S. Fleet Debt facilities have maturities ranging from February 2009 to November 2010.

Our "International Fleet Debt" consists of the aggregate borrowings of our foreign subsidiaries under asset-based revolving loan facilities entered into by Hertz International Ltd, or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities, subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities. In 2007 and 2008, additional borrowers consented to the senior bridge facility agreement under the International Fleet Debt facilities in connection with the expected take-out of

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

the interim facilities entered into at the time of the Acquisition. The International Fleet Debt matures in December 2010.

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

Our "Brazilian Fleet Financing Facility" refers to the agreement dated April 4, 2007 amending and restating our Brazilian subsidiary's credit facility (which was originally included under the International Fleet Debt facilities) to, among other things, increase the facility to R$130 million (or $81.7 million, calculated using exchange rates in effect on June 30, 2008) consisting of a R$70 million (or $44.0 million) term loan facility and a R$60 million (or $37.7 million) revolving credit facility. This facility matures in December 2010.

Our "Canadian Fleet Financing Facility" refers to a Note Purchase Agreement entered into by our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, on May 30, 2007, with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian car rental fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $394.6 million). The Canadian Fleet Facility matures in May 2012.

Our "Belgian Fleet Financing Facility" consists of a secured revolving credit facility entered into by our Belgian subsidiary, Hertz Belgium BVBA on June 21, 2007, with varying facility limits of up to €27.4 million (or $43.2 million). This facility refinanced the Belgian portion of our International Fleet Debt facilities. The facility is scheduled to mature in December 2010.

Our "U.K. Leveraged Financing" consists of an agreement for a sale and leaseback facility entered into with a financial institution in the United Kingdom, or the "U.K.," by our subsidiary in the U.K., Hertz (U.K.) Limited on December 21, 2007, under which we may sell and lease back fleet up to the value of £135.0 million (or $269.4 million). The amount available under this facility increases over the term of the facility. This facility refinanced the U.K. portion of the International Fleet Debt facilities. The facility is scheduled to mature in December 2013.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our debt consists of the following (in thousands of dollars):

	June 30, 2008	December 31, 2007
Corporate Debt
Senior Term Facility, average interest rate: 2008, 4.2%; 2007, 6.9% (effective average interest rate: 2008, 4.3%; 2007, 7.0%); net of unamortized discount: 2008, $20,996; 2007, $23,350	$1,358,135	$1,362,702
Senior ABL Facility, average interest rate: 2008, 4.3%; 2007, 6.0% (effective average interest rate: 2008, 4.7%; 2007, 6.6%); net of unamortized discount: 2008, $16,556; 2007, $19,086	221,747	191,803
Senior Notes, average interest rate: 2008, 8.7%; 2007, 8.7%	2,154,889	2,131,370
Senior Subordinated Notes, average interest rate: 2008, 10.5%; 2007, 10.5%	600,000	600,000
Promissory Notes, average interest rate: 2008, 7.1%; 2007, 7.1% (effective average interest rate: 2008, 7.2%; 2007, 7.2%); net of unamortized discount: 2008, $4,504; 2007, $5,102	469,852	509,443
Notes payable, average interest rate: 2008, 5.6%; 2007, 5.5%	9,238	1,942
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2008, 10.8%; 2007, 13.2%	5,000	1,082
Other borrowings, average interest rate: 2008, 4.8%; 2007, 6.0%	7,905	4,516

Total Corporate Debt	4,826,766	4,802,858

Fleet Debt
U.S. Fleet Debt and pre-Acquisition ABS Notes, average interest rate: 2008, 4.4%; 2007, 4.5% (effective average interest rate: 2008, 4.4%; 2007, 4.5%); net of unamortized discount: 2008, $1,955; 2007, $3,991	4,698,044	4,603,509
International Fleet Debt, average interest rate: 2008, 6.0%; 2007, 6.1% (effective average interest rate: 2008, 6.0%; 2007, 6.1%); net of unamortized discount: 2008, $230; 2007, $279	2,338,396	1,912,386
Fleet Financing Facility, average interest rate: 2008, 3.7%; 2007, 6.3% (effective average interest rate: 2008, 3.8%; 2007, 6.3%); net of unamortized discount: 2008, $1,422; 2007, $1,641	158,078	170,359
Brazilian Fleet Financing Facility, average interest rate: 2008, 11.7%; 2007, 13.2%	76,306	62,907
Canadian Fleet Financing Facility, average interest rate: 2008, 3.8%; 2007, 5.8%	245,022	155,391
Belgian Fleet Financing Facility, average interest rate: 2008, 6.2%; 2007, 6.2%	40,063	30,044
U.K. Leveraged Financing, average interest rate: 2008, 6.0%; 2007, 4.0%	311,139	222,672

Total Fleet Debt	7,867,048	7,157,268

Total Debt	$12,693,814	$11,960,126

The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows: 2009, $4,779.7 (including $3,598.9 of other short-term borrowings, of

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

which $3,593.9 were under long-term committed credit facilities); 2010, $1,244.0; 2011, $2,356.0; 2012, $176.6; 2013, $1,379.2; after 2013, $2,804.0.

Our short-term borrowings as of June 30, 2008 includes, among other items, the amounts outstanding under our Senior ABL Facility, International Fleet Debt facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and our U.K. Leveraged Financing facility. These amounts are considered short term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not permanently expire at the time of the short term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short-term borrowings.

As of June 30, 2008, there were outstanding standby letters of credit totaling $474.0 million. Of this amount, $234.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford and $34.0 million of which was used under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of June 30, 2008, none of these letters of credit have been drawn upon.

As of June 30, 2008, the aggregate principal amount of $168.1 million (net of $1.9 million discount) of pre-Acquisition ABS Notes was outstanding and the average interest rate was 3.2%.

As of June 30, 2008, there were $34.4 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total and mature in August 2010.

In July 2008, our French, Dutch and Australian car rental subsidiaries entered into the International ABS Fleet Financing Facility. See Note 17—Subsequent Events.

Guarantees and Security

Hertz's obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., its immediate parent and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt facility and similar special purpose financings), though Hertz Equipment Rental Corporation, or "HERC," does not guarantee Hertz's obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and, in the case of the Senior ABL Facility, other secured fleet financing). Consequently, these assets will not be available to satisfy the claims of Hertz's general creditors.

Hertz's obligations under the Senior Notes and Senior Subordinated Notes are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

The U.S. Fleet Debt issued on the Closing Date has the benefit of financial guaranty insurance policies under which either MBIA Insurance Corporation or Ambac Assurance Corporation guarantee the timely

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

payment of interest on and ultimate payment of principal of such notes. See Note 13—Fair Value Measurements.

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

The U.K. Leveraged Financing facility is guaranteed by HIL.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities, the Fleet Financing Facility, the Brazilian Fleet Financing Facility, the Canadian Fleet Financing Facility, the Belgian Fleet Financing Facility and the U.K. Leveraged Financing. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian HERC business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of June 30, 2008, we were in compliance with all of these financial covenants.

Derivatives

We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow and interest rate exposure. See Note 13—Fair Value Measurements.

Credit Facilities

As of June 30, 2008, the following credit facilities were available for the use of Hertz and its subsidiaries:

  •
  The Senior Term Facility had approximately $6.8 million available under the letter of credit facility.

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,540.5 million of remaining capacity, all of which was available under the borrowing base limitation and $179.1 million of which was available under the letter of credit facility sublimit.

  •
  The U.S. Fleet Debt had approximately $1,270.0 million of remaining capacity and $61.2 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The International Fleet Debt facilities had the foreign currency equivalent of approximately $661.9 million of remaining capacity and $257.8 million available under the borrowing base limitation.

  •
  The Fleet Financing Facility had approximately $116.9 million of remaining capacity and $5.0 million available under the borrowing base limitation.

  •
  The Brazilian Fleet Financing Facility had the foreign currency equivalent of approximately $6.6 million of remaining capacity and $1.5 million available under the borrowing base limitation.

  •
  The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $149.6 million of remaining capacity and no amounts available under the borrowing base limitation.

  •
  The Belgian Fleet Financing Facility had no remaining capacity.

  •
  The U.K. Leveraged Financing facility had the foreign currency equivalent of approximately $14.1 million of remaining capacity and no amounts available under the borrowing base limitation.

As of June 30, 2008, substantially all of our assets were pledged under one or more of the facilities noted above. As of June 30, 2008 and December 31, 2007, accrued interest was $132.7 million and $138.3 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities."

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and post-retirement (including health care, life insurance and auto) expense (in millions of dollars):

	Three Months Ended June 30,
	Pension Benefits
					Post-retirement Benefits (U.S.)
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$6.5	$6.6	$2.2	$2.8	$—	$0.1
Interest cost	6.8	6.2	2.7	2.6	0.2	0.3
Expected return on plan assets	(6.2)	(6.4)	(3.0)	(2.6)	—	—
Net amortizations	0.3	0.1	(0.3)	—	(0.1)	—
Settlement/curtailment (gain) loss	1.0	(4.9)	—	—	—	(0.1)

Net pension/postretirement expense	$8.4	$1.6	$1.6	$2.8	$0.1	$0.3

	Six Months Ended June 30,
	Pension Benefits
					Post-retirement Benefits (U.S.)
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$13.0	$13.6	$4.3	$5.3	$0.1	$0.2
Interest cost	13.7	12.3	5.4	4.9	0.4	0.5
Expected return on plan assets	(12.3)	(12.7)	(6.0)	(5.3)	—	—
Net amortizations	0.5	0.1	(0.4)	—	(0.2)	(0.1)
Settlement/curtailment (gain) loss	2.3	(0.3)	—	(0.1)	—	0.2

Net pension/postretirement expense	$17.2	$13.0	$3.3	$4.8	$0.3	$0.8

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, we make contributions beyond those legally required. For the three and six months ended June 30, 2008, we contributed $5.6 million and $19.8 million, respectively, to our funded worldwide pension plans, including discretionary contributions of $1.1 million and $2.3 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

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

Note 9—Stock-based Compensation

In February 2008, Hertz Holdings granted options to acquire 2,481,440 shares of Hertz Holdings' common stock to key executives, employees and non-management directors at exercise prices ranging from $12.74 to $12.97 under the Hertz Global Holdings Inc. Stock Incentive Plan, or the "Stock Incentive Plan," and the Hertz Global Holdings Inc. Director Stock Incentive Plan, or the "Director Plan." These options are subject to and governed by the terms of the Stock Incentive Plan and the Director Plan.

On February 28, 2008, our Board of Directors and the Board of Directors of Hertz Holdings adopted the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan", which was approved by the stockholders of Hertz Holdings at its annual meeting of stockholders held on May 15, 2008. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors.

The Omnibus Plan provides that effective on Hertz Holdings' stockholder approval, no further awards will be granted pursuant to the Stock Incentive Plan and the Director Plan, or the "Prior Plans." However, awards that had been previously granted pursuant to the Prior Plans will continue to be subject to and governed by the terms of the Prior Plans. As of June 30, 2008, there were 16.1 million shares of Hertz Holdings' common stock underlying such outstanding awards.

In addition to the 16.1 million shares underlying outstanding awards granted pursuant to the Prior Plans, a maximum of 17.7 million shares of Hertz Holdings' common stock have been reserved for issuance under the Omnibus Plan. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

Shares subject to any award granted under the Omnibus Plan that for any reason are canceled, terminated, forfeited, settled in cash or otherwise settled without the issuance of common stock after the effective date of the Omnibus Plan will generally be available for grant under the Omnibus Plan.

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

In May 2008, Hertz Holdings granted options to acquire 209,748 shares of Hertz Holdings' common stock to non-management directors or their assignees at an exercise price of $14.21. These options are subject to and governed by the terms of the Omnibus Plan.

We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R, "Share-Based Payment." The options are being accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the Prior Plans and the Omnibus Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

For the three and six months ended June 30, 2008, we recognized compensation cost of approximately $7.5 million ($4.6 million, net of tax) and $13.5 million ($8.3 million, net of tax), respectively for options granted pursuant to our Prior Plans and the Omnibus Plan. As of June 30, 2008, there was approximately $79.5 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Prior Plans and Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 2.0 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 10—Segment Information

We follow SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

identified two reportable segments: rental of cars and light trucks, or "car rental," and rental of industrial, construction and material handling equipment, or "equipment rental."

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. The contribution of our reportable segments to revenues and adjusted pre-tax income and the reconciliation to consolidated amounts for the three and six months ended June 30, 2008 and 2007 are summarized below (in millions of dollars).

	Three Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income
	2008	2007	2008	2007
Car rental	$1,830.2	$1,740.3	$149.4	$142.9
Equipment rental	443.3	433.0	85.5	96.7

Total reportable segments	2,273.5	2,173.3	234.9	239.6
Other	1.8	2.4

Total	$2,275.3	$2,175.7

Adjustments:
Other reconciling items(a)			(80.3)	(82.4)
Purchase accounting(b)			(24.4)	(22.6)
Non-cash debt charges(c)			(21.7)	(4.1)
Restructuring charges			(32.7)	(16.7)
Restructuring related charges(d)			(7.4)	—
Management transition costs			—	(0.6)
Unrealized gain on derivatives(e)			9.0	10.2
Realized gain on derivatives(e)			14.8	—
Vacation accrual adjustment(f)			0.7	19.6

Income before income taxes and minority interest			$92.9	$143.0

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Six Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income
	2008	2007	2008	2007
Car rental	$3,456.3	$3,270.0	$188.7	$179.8
Equipment rental	854.3	822.9	144.8	162.3

Total reportable segments	4,310.6	4,092.9	333.5	342.1
Other	3.8	4.3

Total	$4,314.4	$4,097.2

Adjustments:
Other reconciling items(a)			(162.0)	(168.8)
Purchase accounting(b)			(49.2)	(45.7)
Non-cash debt charges(c)			(36.2)	(52.5)
Restructuring charges			(52.3)	(49.3)
Restructuring related charges(d)			(10.9)	—
Management transition costs			(1.3)	(3.2)
Unrealized gain on derivatives(e)			3.0	10.2
Realized gain on derivatives(e)			14.8	—
Vacation accrual adjustment(f)			(2.5)	19.6

Income before income taxes and minority interest			$36.9	$52.4

(a)
Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as our third-party claim management services.

(b)
Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

(c)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three and six months ended June 30, 2008, also includes $2.7 million and $5.0 million, respectively, associated with the ineffectiveness of the HVF swaps. For the three months ended June 30, 2007, also includes $12.8 million associated with the reversal of the ineffectiveness of the HVF swaps originally recorded in the three months ended March 31, 2007. Additionally, in the six months ended June 30, 2007, includes the write off of $16.2 million of unamortized debt costs associated with a debt modification.

(d)
Represents incremental, one-time costs incurred directly supporting our business transformation initiatives. Such costs include transition costs incurred in connection with our business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes.

(e)
Represents unrealized and realized gains on interest rate swaptions.

(f)
Represents increases and decreases in the employee vacation accrual relating to a change in our U.S. vacation policy in the three months ended June 30, 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

The increase in total assets from December 31, 2007 to June 30, 2008 in our condensed consolidated balance sheet was primarily due to an increase in revenue earning vehicles in our car rental segment, partly offset by a decrease in restricted cash.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 11—Comprehensive Income

Accumulated other comprehensive income as of June 30, 2008 and December 31, 2007 primarily includes accumulated translation gains of $281.9 million and $217.9 million, respectively, changes in unrecognized net periodic pension and postretirement costs of $25.9 million and $26.1 million, respectively, partly offset by unrealized losses on cash flow hedges of $46.5 million and $45.6 million, respectively, and unrealized losses on our Euro-denominated debt of $42.1 million and $27.8 million, respectively.

Comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands of dollars):

	Three Months Ended June 30,
	2008	2007
Net income	$51,171	$85,716

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,461	25,021
Unrealized loss on available-for-sale securities	(71)	(66)
Unrealized gain (loss) on Euro-denominated debt	477	(1,983)
Change in unrecognized net periodic pension and postretirement cost	58	15,772
Change in fair value of cash flow hedges	54,721	13,969

Total other comprehensive income	60,646	52,713

Comprehensive income	$111,817	$138,429

	Six Months Ended June 30,
	2008	2007
Net income (loss)	$(6,602)	$23,135

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	64,005	37,487
Unrealized loss on available-for-sale securities	(58)	(73)
Unrealized loss on Euro-denominated debt	(14,288)	(4,113)
Change in unrecognized net periodic pension and postretirement cost	(185)	15,738
Change in fair value of cash flow hedges	(948)	11,046

Total other comprehensive income	48,526	60,085

Comprehensive income	$41,924	$83,220

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

In late May and June 2008, our U.S. equipment rental business initiated the closure of 22 branch operations across the U.S. to gain further operating efficiencies. This initiative resulted in severance costs for approximately 180 employees whose positions were eliminated, asset impairment charges for surplus equipment identified for disposal, recognition of future facility lease obligations and the impairment of related leasehold improvements. Additionally, in the second quarter of 2008, we implemented other cost containment and efficiency initiatives resulting in approximately 220 employee reductions.

For the three months ended June 30, 2008, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $32.7 million, which is composed of $9.7 million of involuntary termination benefits, $0.9 million in pension settlement loss, $4.0 million in consulting costs, $10.6 million in asset impairment charges, $3.1 million in facility lease obligations and $4.4 million of other restructuring charges.

For the six months ended June 30, 2008, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $52.3 million, which is composed of $24.0 million of involuntary termination benefits, $0.9 million in pension settlement loss, $7.4 million in

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

consulting costs, $10.6 million in asset impairment charges, $3.1 million in facility lease obligations and $6.3 million of other restructuring charges.

We plan to announce, as plans are finalized, other efficiency initiatives during the remainder of 2008. We currently anticipate incurring future charges to earnings in connection with those initiatives; however, we have not yet developed detailed estimates of these expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in thousands of dollars):

	Three Months Ended June 30,
	2008	2007
By Caption:
Direct operating	$23,326	$11,922
Selling, general and administrative	9,365	4,713

Total	$32,691	$16,635

	Six Months Ended June 30,
	2008	2007
By Caption:
Direct operating	$31,371	$24,867
Selling, general and administrative	20,883	24,417

Total	$52,254	$49,284

	Three Months Ended June 30,
	2008	2007
By Segment:
Car rental	$12,510	$14,661
Equipment rental	16,673	1,150
Other reconciling items	3,508	824

Total	$32,691	$16,635

	Six Months Ended June 30,
	2008	2007
By Segment:
Car rental	$28,249	$34,411
Equipment rental	18,408	2,934
Other reconciling items	5,597	11,939

Total	$52,254	$49,284

Our condensed consolidated balance sheet as of June 30, 2008, included accruals relating to the restructuring program of $24.4 million. We expect to pay substantially all of the remaining restructuring

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

obligations during 2008. The following table sets forth the activity affecting the accrual during the six months ended June 30, 2008 (in thousands of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2008	$15,190	$105	$2,105	$788	$18,188
Charges incurred	23,984	938	7,330	20,002	52,254
Cash payments	(20,028)	(5)	(8,479)	(5,887)	(34,399)
Other(1)	(158)	(925)	(6)	(10,568)	(11,657)

Balance as of June 30, 2008	$18,988	$113	$950	$4,335	$24,386

(1)
Consists of an increase of $9.4 million for impairment of revenue earning equipment, $1.2 million for the impairment of fixed assets, $0.9 million in pension and post retirement liabilities and $0.5 million for health benefits, partly offset by $0.5 million in foreign currency translation gains, which have been included within "Accumulated other comprehensive income" on our condensed consolidated balance sheet.

Note 13—Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157 except as they relate to our non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which provisions become effective for us beginning in January 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands of dollars):

June 30, 2008(1)
Assets:
HIL swaptions	$22,651
Foreign currency options	213

Total assets	$22,864

Liabilities:
HVF swaps(2)	$56,812

Total liabilities	$56,812

(1)
All fair value measurements were based upon significant observable (Level 2) inputs.

(2)
As the HVF swaps are in a liability position, the measurement of fair value reflects the nonperformance risk associated with the liability, as required by SFAS No. 157.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Derivative Instruments and Hedging Activities

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the HVF Swaps from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the HVF Swaps, which range from approximately 1 to 3 years. For the three and six months ended June 30, 2008, we recorded an expense of $2.7 million and $5.0 million, respectively, in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of the HVF Swaps. The ineffectiveness resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the HVF Swaps. The effective portion of the change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive income." During the three months ended June 30, 2007, forward rates had increased steadily, resulting in a higher fair value of the HVF Swaps, which more than offset the decline related to the diminishing time value component, resulting in the reversal of $12.8 million of expense which was previously recognized during the three months ended March 31, 2007. As of June 30, 2008 and December 31, 2007, the balance reflected in "Accumulated other comprehensive income" was a loss of $46.5 million (net of tax of $29.6 million) and $45.6 million (net of tax of $29.0 million), respectively. As of June 30, 2008 and December 31, 2007, the fair value of the HVF Swaps was a liability of $56.8 million and $50.2 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities." The fair value of the HVF Swaps was calculated using the income approach and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

In connection with the entrance into the HVF Swaps, Hertz entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF Swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an "amortization event," the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps and is transferred to Hertz. There was no payment associated with these differential swaps and their notional amounts are and will continue to be zero unless (1) there is an amortization event, which causes the amortization of the loan balance, or (2) the debt is prepaid.

An "event of bankruptcy" (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA Insurance Corporation or Ambac Assurance Corporation would constitute an "amortization event" under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz under its lease with its bankruptcy-remote special purpose entity and all car disposal proceeds under the applicable facility, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the facility or facilities instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer "event of bankruptcy" could have a material adverse effect on our liquidity if we

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million and were due to expire on June 5, 2008. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions will be cash settled on October 31, 2008 and are based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. As of June 30, 2008 and December 31, 2007, the fair value of the swaptions was €14.4 million (or $22.7 million) and €6.2 million (or $9.2 million), respectively, which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the HIL swaptions were calculated using the income approach and applying observable market data. During the three and six months ended June 30, 2008, the fair value adjustments related to these swaptions were gains of $23.8 million ($14.8 million realized gain on the sale of the old swaptions and $9.0 million unrealized gain on the new swaptions) and $17.8 million ($14.8 million realized gain on sale of the old swaptions and a net $3.0 million unrealized gain on the old and new swaptions), respectively, which were recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. During the three and six months ended June 30, 2007, the fair value adjustments related to these swaptions were gains of $10.2 million and $9.9 million, respectively, which were recorded in our consolidated statement of operations in "Selling, general and administrative" expenses.

We have purchased foreign currency option contracts to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of June 30, 2008, were approximately $0.2 million, and we limit counterparties to financial institutions that have strong credit ratings. As of June 30, 2008 and December 31, 2007, the fair value of all outstanding foreign currency option contracts was approximately $0.2 million and $0.1 million, respectively, which was recorded in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign currency option contracts were calculated using the income approach and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

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

During the six months ended June 30, 2008, we purchased cars from Ford and its subsidiaries at a cost of approximately $1,875.1 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $506.4 million.

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

Relationship with Hertz Holdings, Hertz Investors, Inc. and the Sponsors

Stockholders Agreement

In connection with the Acquisition, Hertz Holdings entered into a stockholders agreement, or, as amended, the "Stockholders Agreement," with investment funds associated with or designated by the Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with or designated by the Sponsors to nominate all of Hertz Holdings' directors. The director nominees are to include three nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), two nominees of investment funds associated with Carlyle, two nominees of an investment fund associated with MLGPE (collectively, the "Sponsor Designees") and up to six independent directors (subject to unanimous consent of the Sponsor Designees, for so long as Hertz Holdings remains a "controlled company" within the meaning of the New York Stock Exchange rules), subject to adjustment in the case that the applicable investment fund sells more than a specified amount of its shareholdings in Hertz Holdings. In addition, upon Hertz Holdings ceasing to be a "controlled company" within the meaning of the New York Stock Exchange rules, if necessary to comply with the New York Stock Exchange rules, the director nominees of the Sponsors shall be reduced to two nominees of an investment fund associated with

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), one nominee of investment funds associated with Carlyle, and one nominee of an investment fund associated with MLGPE, and additional independent directors will be elected by the Board of Directors of Hertz Holdings to fill the resulting director vacancies. The Stockholders Agreement also provides that Hertz Holdings' chief executive officer shall be designated as a director, unless otherwise approved by a majority of the Sponsor Designees. In addition, the Stockholders Agreement provides that one of the nominees of an investment fund associated with CD&R shall serve as the chairman of the executive and governance committee of Hertz Holdings and, unless otherwise agreed by this fund, as Chairman of the Board of Directors of Hertz Holdings. On October 12, 2006, our Board of Directors and the Board of Directors of Hertz Holdings elected four independent directors, effective from the date of the completion of the initial public offering of the common stock of Hertz Holdings. In order to comply with New York Stock Exchange rules, Hertz Holdings will be required to have a majority of independent directors on its Board of Directors within one year of its ceasing to be a "controlled company" within the meaning of the New York Stock Exchange rules.

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

In addition, the Stockholders Agreement limits the rights of the investment funds associated with or designated by the Sponsors that have invested in the common stock of Hertz Holdings and its affiliates, subject to several exceptions, to own, manage, operate or control any of its "competitors" (as defined in the Stockholders Agreement). The Stockholders Agreement may be amended from time to time in the future to eliminate or modify these restrictions without Hertz Holdings' consent.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Indemnification Agreements

On the Closing Date, we entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of the performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings.

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

We have not recorded any liability relating to these indemnification agreements because these liabilities are not considered to be material.

Director Compensation Policy

Our directors who are also members of the board of directors of Hertz Holdings receive no additional compensation for serving on our board of directors or any committee of our board of directors. Currently all members of our board are also members of the board of directors of Hertz Holdings. The compensation expense of the Hertz Holdings' directors is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

On October 12, 2006, the Board of Directors of Hertz Holdings approved the Director Compensation Policy. Pursuant to the policy its directors who are not also employees each receive a $150,000 annual retainer fee, of which 40% (i.e., $60,000) is payable in cash and 60% (i.e., $90,000) is payable in the form of Hertz Holdings' stock options and having a Black-Scholes value equal to such dollar amount.

The chairperson of Hertz Holdings' Audit Committee is paid an additional annual cash fee of $25,000 and each other member of its Audit Committee is paid an additional annual cash fee of $10,000. The chairperson of Hertz Holdings' Compensation Committee is paid an additional annual cash fee of $15,000 and each other member of its Compensation Committee receives an additional annual cash fee of $10,000.

Hertz Holdings' also reimburses its directors for reasonable and necessary expenses they incur in performing their duties as directors, and its directors are entitled to free worldwide Hertz car rentals upon completion of evaluation forms. In the case of a member of our Board or Hertz Holdings' Board who is also one of our employees, no additional compensation is paid for serving as a director. Each of Hertz Holdings' directors who is employed by or affiliated with one of our Sponsors may assign all or any portion of the compensation the director receives for his services as a director to that Sponsor or its affiliates.

Stock options are granted annually in arrears, and cash fees are payable quarterly in arrears, although a director may generally elect to receive all or a portion of fees that would otherwise be payable in cash in the form of shares of the common stock of Hertz Holdings having a fair market value at such time equal

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

to the amount of such fees. Any such shares are paid to the director when cash fees would otherwise be payable, although, if a director so chooses, these shares may be payable on a tax-deferred basis in phantom shares if the requirements regarding such deferral are met in accordance with applicable tax law, in which case the actual shares of the common stock of Hertz Holdings are paid to the director promptly following the date on which he or she ceases to serve as a director of Hertz Holdings (or, if earlier, upon a change in control as defined in the Director Plan or the Omnibus Plan).

Options granted under the Director Compensation Policy must be granted at an exercise price no less than fair market value of such shares on the date of grant. Options granted as part of a director's annual retainer fee will be fully vested at the time of grant and will generally have a 10-year term.

A director recognizes ordinary income upon exercising options granted in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and we have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual generally recognizes ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and we have a corresponding tax deduction at that time. For the three and six months ended June 30, 2008, we recognized $0.5 million and $0.9 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses. For the three and six months ended June 30, 2007, we recognized $0.4 million and $0.9 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

All equity awards granted to Hertz Holdings' directors prior to May 15, 2008 pursuant to the Director Compensation Policy were granted pursuant the Director Plan, which was approved by Hertz Holdings' stockholders on October 20, 2006. On February 28, 2008, Hertz Holdings' Board of Directors adopted the Omnibus Plan, which was approved by Hertz Holdings' stockholders at its annual meeting of stockholders held on May 15, 2008. The Omnibus Plan provides that no further equity awards will be granted pursuant to the Director Plan . However, awards that had been previously granted pursuant to the Director Plan prior to May 15, 2008 will continue to be subject to and governed by the terms of the Director Plan. Accordingly, all equity awards granted to the directors of Hertz Holdings' on May 15, 2008 as part of the Director Compensation Policy were (and those that are granted in the future pursuant to the Director Compensation Policy will be) granted pursuant to the Omnibus Plan.

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

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this new facility is $100 million. The facility expires on June 29, 2012, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

LIBOR rate plus the margin in effect for the Eurocurrency Loans under our Senior ABL Facility. As of June 30, 2008, $14.0 million in borrowings were outstanding.

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

Note 15—Commitments and Contingencies

Off-Balance Sheet Commitments

As of June 30, 2008 and December 31, 2007, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

On the Closing Date, we entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Holdings and Hertz indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Hertz Holdings also entered into indemnification agreements with each of its directors in connection with the initial public offering of the common stock of Hertz Holdings in November 2006.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of June 30, 2008 and December 31, 2007, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $3.0 million and $2.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

Consumer or Supplier Class Actions

  1.
  Fuel and Service Charge

    On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a Fuel and Service Charge, or "FSC," by us or all Texas residents who were charged a FSC by us. The petition alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In response to various motions by us, the plaintiff filed two amended petitions, which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff is seeking punitive damages. After some limited discovery, we filed a motion for

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

    summary judgment in December 2004. That motion was denied in January 2005. The parties then engaged in more extensive discovery. In April 2006, the plaintiff further amended his petition by adding a cause of action for fraudulent misrepresentation and, at the plaintiff's request, a hearing on the plaintiff's motion for class certification was scheduled for August 2006. In May 2006, the plaintiff filed a fourth amended petition which deleted the cause of action for conversion and the plaintiff also filed a first amended motion for class certification in anticipation of the August 2006 hearing on class certification. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charged a FSC in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We then filed an interlocutory appeal of the class certification order with the Court of Appeals, Thirteenth District of Texas. After briefing and oral argument, the appellate court, in July 2008, reversed the trial court's order, decertified the class and remanded the case to the trial court for further proceedings.

  2.
  HERC Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation, was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd., purports to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or "LDW," charge. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff seeks an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violate the New Jersey Consumer Fraud Act. The complaint also asks for attorneys' fees and costs. In October 2006, we filed an answer to the complaint. In November 2006, the plaintiff filed an amended complaint adding an additional plaintiff, Miguel V. Pro, an individual residing in Texas, and new claims relating to HERC's charging of an "Environmental Recovery Fee." Causes of action for breach of contract and breach of implied covenant of good faith and fair dealing were also added. After extensive discovery, the plaintiffs filed a motion to certify the class in May 2008. In June 2008, HERC filed its opposition to class certification, as well as a motion for summary judgment.

  3.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purports to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise Rent-A-Car Company, or "Enterprise," at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violate certain provisions of Nevada law, including Nevada's Deceptive Trade Practices Act. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

    complaint also asks for attorneys' fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss. In September 2007, the court denied our motion to dismiss. We thereafter filed a motion for certification seeking to have the interpretation of Nevada Revised Statutes Section 482.31575 certified to the Nevada Supreme Court or, in the alternative, to the United States Court of Appeals for the Ninth Circuit. In October 2007, we answered the complaint. In February 2008, the United States Court of Appeals for the Ninth Circuit denied our motion for certification. Discovery commenced in Spring 2008.

  4.
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

  5.
  California Tourism Assessments

    On November 14, 2007, Michael Shames, Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta was commenced in the United States District Court for the Southern District of California. Shames purports to be a class action brought on behalf of all individuals or entities that purchased rental car services from a defendant at a California situs airport after January 1, 2007. The complaint alleges that the defendants agreed to charge consumers a 2.5% assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission, or the "CTTC." The complaint also alleges that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the complaint asserts violations of 15 U.S.C. § 1, California's Unfair Competition Law and California's False Advertising Law, and seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees, and costs. The complaint also asserts separately against the CTTC and Caroline Beteta, the Commission's Executive Director, alleged violations of The California Bagley-Keene Open Meeting Act. In January 2008, we filed a motion to dismiss. In April 2008, the court granted—with leave to amend—the separate motions to dismiss of the rental car defendants, the CTTC and Caroline Beteta. In May 2008, the plaintiffs filed an amended complaint which added a claim for alleged violations of the California

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

    Consumers Legal Remedies Act. The rental car defendants and the CTTC subsequently filed separate motions to dismiss the amended complaint and in July 2008 the court dismissed all claims related to the CTTC. Also in July 2008 the court dismissed all claims, except for the federal antitrust claim, related to the rental car defendants.

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

On February 19, 2007, The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. was filed in the United States District Court for the District of Massachusetts. In this action, we and our co-plaintiff seek damages and injunctive relief based upon allegations that Enterprise and its corporate parent, The Crawford Group, Inc., or "Crawford," unlawfully engaged in anticompetitive and unfair and deceptive business practices by claiming to customers of Hertz that once Enterprise obtains a patent that it has applied for relating to its insurance replacement reservation system, Hertz will be prevented from using the co-plaintiff's EDiCAR system, which Hertz currently uses in its insurance replacement business. The complaint alleges, among other things, that Enterprise's threats are improper because the Enterprise patent, once issued, should be invalid and unenforceable. In April 2007, Enterprise and Crawford filed a motion to dismiss and Hertz and TSD Rental LLC, or

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

"TSD," filed opposition papers in May 2007. After a hearing on Enterprise's motion in September 2007, Hertz and TSD filed an amended complaint in October 2007. In February 2008, Enterprise and Crawford filed a motion to dismiss the amended complaint and Hertz and TSD filed opposition papers in March of 2008. In June 2008, the court denied the motion to dismiss that had been filed by Enterprise and Crawford. Discovery will now commence.

On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts. In this second lawsuit—the patent action—we seek a declaratory judgment that a newly issued patent to Crawford is not infringed by Hertz and is invalid and unenforceable. In October 2007, we filed a motion to consolidate the antitrust action and the patent action and, in November 2007, the court granted our motion to consolidate the two actions. Enterprise and Crawford filed a motion to dismiss the patent action in December 2007 and Hertz and TSD filed opposition papers in January 2008. In June 2008, the court denied the motion to dismiss that had been filed by Enterprise and Crawford. Discovery will now commence. See "Item 1A—Risk Factors" included in our Form 10-K.

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

Note 16—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2008 and December 31, 2007 and the Condensed Consolidating Statements of Operations for the three and six month periods ended June 30, 2008 and 2007, and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2008 and 2007, of (a) The Hertz Corporation, or "the Parent"; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$92,111	$15,951	$702,421	$—	$810,483
Restricted cash	46,279	21,968	93,196	—	161,443
Receivables, less allowance for doubtful accounts	249,945	216,568	1,142,280	—	1,608,793
Due from Hertz affiliate	6,004,189	55,042	4,695,853	(10,755,084)	—
Inventories, at lower cost or market	34,025	59,344	48,560	—	141,929
Prepaid expenses and other assets	683,054	5,381	214,722	(478,084)	425,073
Revenue earning equipment, net	61,070	1,913,688	10,125,374	—	12,100,132
Property and equipment, net	764,863	229,695	356,523	—	1,351,081
Investment in subsidiaries, net	5,370,505	50,810	—	(5,421,315)	—
Other intangible assets, net	152,335	2,796,884	153,818	—	3,103,037
Goodwill	70,510	521,630	396,036	—	988,176

Total assets	$13,528,886	$5,886,961	$17,928,783	$(16,654,483)	$20,690,147

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
Accounts payable	$308,031	$83,524	$1,316,394	$—	$1,707,949
Due to Hertz affiliate	4,777,710	1,125,595	4,865,806	(10,755,084)	14,027
Accrued liabilities	519,433	32,224	453,525	—	1,005,182
Accrued taxes	85,025	24,490	35,539	—	145,054
Debt	4,759,715	289	7,933,810	—	12,693,814
Public liability and property damage	131,350	18,614	189,249	—	339,213
Deferred taxes on income	—	1,644,835	644,952	(478,084)	1,811,703

Total liabilities	10,581,264	2,929,571	15,439,275	(11,233,168)	17,716,942

Minority interest	—	—	25,583	—	25,583
Stockholder's equity	2,947,622	2,957,390	2,463,925	(5,421,315)	2,947,622

Total liabilities, minority interest and stockholder's equity	$13,528,886	$5,886,961	$17,928,783	$(16,654,483)	$20,690,147

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$95,815	$17,977	$615,901	$—	$729,693
Restricted cash	30,894	34,547	595,584	—	661,025
Receivables, less allowance for doubtful accounts	222,653	233,722	1,234,625	—	1,691,000
Due from Hertz affiliates	4,752,918	41,495	2,827,187	(7,621,600)	—
Inventories, at lower cost or market	25,372	55,023	38,602	—	118,997
Prepaid expenses and other assets	424,844	5,911	149,008	(262,174)	317,589
Revenue earning equipment, net	109,019	2,037,797	8,161,044	—	10,307,860
Property and equipment, net	773,099	235,304	337,145	—	1,345,548
Investment in subsidiaries, net	4,999,756	57,467	—	(5,057,223)	—
Other intangible assets, net	162,145	2,807,266	154,056	—	3,123,467
Goodwill	72,154	515,068	372,771	—	959,993

Total assets	$11,668,669	$6,041,577	$14,485,923	$(12,940,997)	$19,255,172

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
Accounts payable	$254,493	$100,267	$710,118	$—	$1,064,878
Due to Hertz affiliate	2,871,159	1,318,216	3,440,707	(7,621,600)	8,482
Accrued liabilities	556,953	31,974	438,927	—	1,027,854
Accrued taxes	85,624	15,010	27,081	—	127,715
Debt	4,858,899	323	7,100,904	—	11,960,126
Public liability and property damage	150,471	19,396	173,161	—	343,028
Deferred taxes on income	—	1,632,837	440,328	(262,174)	1,810,991

Total liabilities	8,777,599	3,118,023	12,331,226	(7,883,774)	16,343,074

Minority interest	—	—	21,028	—	21,028
Stockholder's equity	2,891,070	2,923,554	2,133,669	(5,057,223)	2,891,070

Total liabilities, minority interest and stockholder's equity	$11,668,669	$6,041,577	$14,485,923	$(12,940,997)	$19,255,172

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,080,359	$301,992	$1,541,945	$(649,019)	$2,275,277

Expenses:
Direct operating	608,827	167,568	502,112	—	1,278,507
Depreciation of revenue earning equipment	574,662	55,697	548,506	(649,019)	529,846
Selling, general and administrative	76,844	29,205	61,949	—	167,998
Interest, net of interest income	76,962	16,248	112,845	—	206,055

Total expenses	1,337,295	268,718	1,225,412	(649,019)	2,182,406

(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(256,936)	33,274	316,533	—	92,871
Benefit (provision) for taxes on income	100,365	(9,095)	(127,299)	—	(36,029)
Minority interest	—	—	(5,671)	—	(5,671)
Equity in earnings (losses) of subsidiaries (net of tax)	207,742	(3,916)	—	(203,826)	—

Net income (loss)	$51,171	$20,263	$183,563	$(203,826)	$51,171

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,111,032	$584,752	$2,869,281	$(1,250,627)	$4,314,438

Expenses:
Direct operating	1,208,237	315,509	926,291	—	2,450,037
Depreciation of revenue earning equipment	1,128,865	116,906	1,068,555	(1,250,627)	1,063,699
Selling, general and administrative	149,617	57,876	153,871	—	361,364
Interest, net of interest income	155,037	37,155	210,197	—	402,389

Total expenses	2,641,756	527,446	2,358,914	(1,250,627)	4,277,489

(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(530,724)	57,306	510,367	—	36,949
Benefit (provision) for taxes on income	204,706	(16,813)	(220,939)	—	(33,046)
Minority interest	—	—	(10,505)	—	(10,505)
Equity in earnings (losses) of subsidiaries (net of tax)	319,416	(6,657)	—	(312,759)	—

Net income (loss)	$(6,602)	$33,836	$278,923	$(312,759)	$(6,602)

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash (used in) provided by operating activities	$(65,163)	$33,697	$1,867,732	$—	$1,836,266

Cash flows from investing activities:
Net change in restricted cash			501,551	—	501,551
Revenue earning equipment expenditures	(35,149)	(80,553)	(6,427,073)	—	(6,542,775)
Proceeds from disposal of revenue earning equipment	21,676	85,706	3,744,023	—	3,851,405
Property and equipment expenditures	(43,418)	(10,359)	(48,932)	—	(102,709)
Proceeds from disposal of property and equipment	9,816	346	19,072	—	29,234
Acquisitions, net of cash acquired	(925)	(17,558)	(38,621)	—	(57,104)
Other investing activities	—	—	(249)	—	(249)

Net cash used in investing activities	(48,000)	(22,418)	(2,250,229)	—	(2,320,647)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,140	—	5,443	—	15,583
Repayment of long-term debt	(49,921)	(34)	(142,759)	—	(192,714)
Short-term borrowings:
Proceeds	—	—	320,389	—	320,389
Repayments	—	—	(229,981)	—	(229,981)
Ninety day term or less, net	143,695	(13,271)	524,076	—	654,500
Payment of financing costs	—	—	(10,523)	—	(10,523)
Loan with Hertz affiliate	5,545	—	—	—	5,545
Distributions to minority interest	—	—	(5,950)	—	(5,950)

Net cash provided by (used in) financing activities	109,459	(13,305)	460,695	—	556,849

Effect of foreign exchange rate changes on cash and equivalents	—	—	8,322	—	8,322

Net increase (decrease) in cash and equivalents during the period	(3,704)	(2,026)	86,520	—	80,790
Cash and equivalents at beginning of period	95,815	17,977	615,901	—	729,693

Cash and equivalents at end of period	$92,111	$15,951	$702,421	$—	$810,483

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by operating activities	$336,233	$117,002	$1,748,516	$—	$2,201,751

Cash flows from investing activities:
Net change in restricted cash	—	—	340,828	—	340,828
Revenue earning equipment expenditures	(93,309)	(230,199)	(6,827,318)	—	(7,150,826)
Proceeds from disposal of revenue earning equipment	61,321	79,244	4,164,508	—	4,305,073
Property and equipment expenditures	(43,274)	(20,854)	(33,173)	—	(97,301)
Proceeds from disposal of property and equipment	8,472	4,902	13,996	—	27,370
Other investing activities	—	—	(110)	—	(110)

Net cash used in investing activities	(66,790)	(166,907)	(2,341,269)	—	(2,574,966)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	774	165	3,602	—	4,541
Repayment of long-term debt	(594,726)	(63)	(223,015)	—	(817,804)
Short-term borrowings:
Proceeds	—	—	570,000	—	570,000
Ninety day term or less, net	137,043	—	217,399	—	354,442
Payment of financing costs	(12,951)	—	—	—	(12,951)
Loan with Hertz affiliate	8,200	—	—	—	8,200
Distributions to minority interest	—	—	(3,500)	—	(3,500)

Net cash (used in) provided by financing activities	(461,660)	102	564,486	—	102,928

Effect of foreign exchange rate changes on cash and equivalents	—	—	(453)	—	(453)

Net decrease in cash and equivalents during the period	(192,217)	(49,803)	(28,720)	—	(270,740)
Cash and equivalents at beginning of period	212,709	65,083	394,039	—	671,831

Cash and equivalents at end of period	$20,492	$15,280	$365,319	$—	$401,091

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 17—Subsequent Events

On July 24, 2008, HIL and certain of its subsidiaries entered into an Amendment Agreement to amend the International Fleet Debt facility. The Amendment Agreement, effective on July 24, 2008, reduced the borrowing margins on the Tranche A1 and Tranche A2 bridge loans of certain borrowers under the facility which took part in the initial securitization and provided an August 12, 2008 final maturity date for loans to HIL's Swiss subsidiary borrower.

Also on July 24, 2008, HA Fleet Pty Ltd, RAC Finance SAS and Stuurgroep Fleet (Netherlands) B.V., special-purpose indirect subsidiaries of HIL, each a "FleetCo," closed on a multi jurisdictional fleet financing for Hertz, or the "International ABS Fleet Financing Facility," initially covering Australia, France and The Netherlands, respectively, or the "Relevant Jurisdictions."

The funds under the new fleet financing are to be used to (i) initially repay in whole the FleetCos' portion of indebtedness under International Fleet Debt facility and the FleetCos' existing inter-company borrowings related to the acquisition of vehicles and (ii) finance the acquisition of vehicles from time to time in the Relevant Jurisdictions.

International Fleet Financing No. 1 B.V, the Issuer of the fleet financing, is a special purpose entity incorporated as a Dutch B.V. under the laws of The Netherlands. Of the shares of the Issuer, 75% are held on charitable trust and 25% are owned by Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of HIL.

The legal final maturity date is August 31, 2016 and the expected maturity date is on or about December 4, 2010 (when the FleetCos' obligations to the Issuer are scheduled to come due). The maximum commitment under (i) the Euro denominated financing is €1,332 million (or $2,089 million, calculated using exchange rates in effect on July 24, 2008) and (ii) the Australian dollar denominated financing is A$325 million (or $311 million, calculated using exchange rates in effect on July 24, 2008). On July 24, 2008, actual issuance to the French FleetCo, the Dutch FleetCo and the Australian FleetCo was €230.4 million (or $361.3 million), €35.9 million (or $56.3 million) and A$151.9 million (or $145.4 million), respectively. See Note 7—Debt.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes to be relevant to understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the financial statements and the related notes thereto contained elsewhere in this Form 10-Q, or this "Report."

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

Unless the context otherwise requires, in this Report, (i) "we," "us" and "our" mean The Hertz Corporation and its consolidated subsidiaries, (ii) "Hertz," the "Registrant," or the "Company" means The Hertz Corporation, (iii) "HERC" means Hertz Equipment Rental Corporation, our wholly owned subsidiary, and our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) "Hertz Holdings" means Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), (v) "cars" means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "program cars" mean cars purchased by car rental companies under repurchase or guaranteed depreciation programs, (vii) "non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (viii) "equipment" means industrial, construction and material handling equipment.

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

On December 21, 2005, or the "Closing Date," investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., or "CD&R," The Carlyle Group, or "Carlyle," and Merrill Lynch Global Private Equity, or "MLGPE," or collectively the "Sponsors," through CCMG Acquisition Corporation, a wholly owned subsidiary of Hertz Holdings acquired all of Hertz's common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million.

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

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. In the United States, 2007 model year program vehicle depreciation costs rose approximately 15% and per-car depreciation costs for 2007 model year U.S. non-program cars declined as compared to 2006. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we have purchased as non-program cars and other actions we have taken to mitigate program car cost increases, our net per-car depreciation costs for 2007 model year cars in the United States have increased by less than 3% from our net per-car depreciation costs for 2006 model year U.S. cars. We expect 2008 vehicle depreciation costs year over year to increase between 1% to 2% in the United States and by approximately 10% in Europe. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

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

In late May and June 2008, our U.S. equipment rental business initiated the closure of 22 branch operations across the U.S. to gain further operating efficiencies. This initiative resulted in severance costs for approximately 180 employees whose positions were eliminated, asset impairment charges for surplus equipment identified for disposal, recognition of future facility lease obligations and the impairment of related leasehold improvements. Additionally, in the second quarter of 2008, we implemented other cost containment and efficiency initiatives resulting in approximately 220 employee reductions.

For the three and six months ended June 30, 2008, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $32.7 million and $52.3 million, respectively. For the three and six months ended June 30, 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $16.7 million and $49.3 million, respectively.

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

For the year ended December 31, 2007, based on publicly available information, we believe some U.S. car rental brands experienced transaction day growth and rental rate revenue per transaction day, or "RPD," increases compared to the year ended December 31, 2006. For the year ended December 31, 2007, we experienced low to mid single digit transaction day growth versus the prior period in the United States, while RPD was down less than one percentage point. During the year ended December 31, 2007, we experienced mid to high single digit transaction day growth in our European operations and our car rental RPD was above the level of our RPD during the year ended December 31, 2006.

For the six months ended June 30, 2008, based on publicly available information, we believe some U.S. car rental brands experienced transaction day growth and RPD decreases compared to the six months ended June 30, 2007. For the six months ended June 30, 2008, we experienced a 0.2% decline in car rental transaction days and car rental RPD was down 1.9% versus the prior period in the United States. During the six months ended June 30, 2008, we experienced low double digit transaction day growth and our car rental RPD was below the level of our RPD during the six months ended June 30, 2007 in our European operations.

In the three years ended December 31, 2007, we increased the number of our off-airport rental locations in the United States by approximately 27% to approximately 1,580 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $963.8 million, $890.1 million and $845.8 million of our total car rental revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Our expanding U.S. off-airport operations represented $476.5 million and $456.4 million of our total car rental revenues in the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we had approximately 1,665 off-airport locations. In the balance of 2008 and subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

For the year ended December 31, 2007, based on publicly available information, we believe the U.S. equipment rental industry experienced downward pricing, measured by the rental rates charged by equipment rental companies. HERC experienced higher equipment rental pricing and volumes worldwide for the year ended December 31, 2007, with pricing increases attributable to higher price activity in Canada and Europe offset by lower price activity in the U.S. During the year ended December 31, 2007, HERC had a net increase of six U.S. locations, one Canadian location and seven European locations. For the six months ended June 30, 2008, based on publicly available information, we believe the majority of the U.S. equipment rental industry experienced decreased volumes and

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

downward pricing. HERC experienced slightly higher equipment rental volumes and lower pricing worldwide for the six months ended June 30, 2008 compared to the prior year period. During the six months ended June 30, 2008, HERC had a net reduction of 16 U.S. locations and net increases of two Canadian locations and three European locations. HERC expects to open new locations at a slower pace during the remainder of the year. In connection with its opening of new locations in the U.S., we expect HERC will incur non-fleet start-up costs of approximately $0.7 million per location and additional fleet acquisition costs, including costs to transport equipment from one branch to another, over an initial twelve-month period of approximately $2 to $4 million per location. In its European expansion, we expect HERC will incur lower start-up costs per location as compared with the United States.

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the three months ended June 30, 2008 and 2007 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Car rental	$1,795.8	$1,711.7	78.9%	78.7%
Equipment rental	443.1	432.8	19.5	19.9
Other	36.4	31.2	1.6	1.4

Total revenues	2,275.3	2,175.7	100.0	100.0

Expenses:
Direct operating	1,278.5	1,164.7	56.2	53.5
Depreciation of revenue earning equipment	529.9	496.1	23.3	22.8
Selling, general and administrative	168.0	180.3	7.4	8.3
Interest, net of interest income	206.0	191.6	9.0	8.8

Total expenses	2,182.4	2,032.7	95.9	93.4

Income before income taxes and minority interest	92.9	143.0	4.1	6.6
Provision for taxes on income	(36.0)	(52.5)	(1.7)	(2.5)
Minority interest	(5.7)	(4.8)	(0.2)	(0.2)

Net income	$51.2	$85.7	2.2%	3.9%

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of June 30, 2008 and 2007:

	Three Months Ended or as of June 30,
	2008	2007
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	7,460	7,642
Domestic	5,416	5,744
International	2,044	1,898
Worldwide transaction days (in thousands)(a)	33,279	32,817
Domestic	22,477	22,990
International	10,802	9,827
Worldwide rental rate revenue per transaction day(b)	$44.94	$45.83
Domestic	$42.10	$42.50
International	$50.85	$53.61
Worldwide average number of company-operated cars during the period	474,900	472,600
Domestic	316,000	326,100
International	158,900	146,500
Adjusted pre-tax income (in millions of dollars)(c)	$149.4	$142.9
Worldwide revenue earning equipment, net (in millions of dollars)	$9,498.3	$9,219.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$387.4	$393.2
Same store revenue growth, including growth initiatives(e)	-1.1%	2.3%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,476.7	$3,210.0
Adjusted pre-tax income (in millions of dollars)(c)	$85.5	$96.7
Revenue earning equipment, net (in millions of dollars)	$2,601.8	$2,575.8
Other Operating Data:
EBITDA (in millions of dollars)(f)	$885.9	$886.6
Corporate EBITDA (in millions of dollars)(f)	$378.3	$371.2

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2007 foreign exchange rates) for the three months ended June 30, 2008 and 2007 (in millions of dollars, except as noted):

	Three Months Ended June 30,
	2008	2007
Car rental revenue per statement of operations	$1,795.8	$1,711.7
Non-rental rate revenue	(270.7)	(253.5)
Foreign currency adjustment	(29.6)	45.7

Rental rate revenue	$1,495.5	$1,503.9

Transaction days (in thousands)	33,279	32,817
Rental rate revenue per transaction day (in whole dollars)	$44.94	$45.83
(c)
Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income before income taxes and minority interest by segment to adjusted pre-tax income by segment for the three months ended June 30, 2008 and 2007 (in millions of dollars):

	Three Months Ended June 30, 2008
	Car Rental	Equipment Rental
Income before income taxes and minority interest	$129.4	$52.2
Adjustments:
Purchase accounting(1)	10.3	13.6
Non-cash debt charges(2)	15.8	2.7
Unrealized gain on derivative(3)	(9.0)	—
Realized gain on derivative(3)	(14.8)	—
Restructuring charges	12.5	16.7
Restructuring related charges(4)	5.7	0.5
Vacation accrual adjustment(5)	(0.5)	(0.2)

Adjusted pre-tax income	$149.4	$85.5

	Three Months Ended June 30, 2007
	Car Rental	Equipment Rental
Income before income taxes and minority interest	$145.5	$83.8
Adjustments:
Purchase accounting(1)	8.3	13.8
Non-cash debt charges(2)	(1.5)	2.7
Unrealized gain on derivative(3)	(10.2)	—
Restructuring charges	14.7	1.2
Vacation accrual adjustment(5)	(13.9)	(4.8)

Adjusted pre-tax income	$142.9	$96.7

  (1)
  Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended June 30, 2008, also includes $2.7 million associated with the ineffectiveness of the HVF swaps.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    For the three months ended June 30, 2007, also includes $12.8 million associated with the reversal of the ineffectiveness of the HVF swaps (as defined below) originally recorded in the three months ended March 31, 2007.

  (3)
  Represents unrealized and realized gains on interest rate swaptions.

  (4)
  Represents incremental, one-time costs incurred directly supporting our business transformation initiatives. Such costs include transition costs incurred in connection with our business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes.

  (5)
  Represents decreases in the employee vacation accrual relating to a change in our U.S. vacation policy in the three months ended June 30, 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2007 foreign exchange rates) for the three months ended June 30, 2008 and 2007 (in millions of dollars):

	Three Months Ended June 30,
	2008	2007
Equipment rental revenue per statement of operations	$443.1	$432.8
Equipment sales and other revenue	(50.9)	(49.5)
Foreign currency adjustment	(4.8)	9.9

Rental and rental related revenue	$387.4	$393.2

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

(f)
We present EBITDA and Corporate EBITDA to provide investors with supplemental measures of our operating performance and liquidity and, in the case of Corporate EBITDA, information utilized in the calculation of the financial covenants under our senior credit facilities. EBITDA, as used in this Report, is defined as consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization. Corporate EBITDA differs from the term "EBITDA" as it is commonly used. Corporate EBITDA, as used in this Report, means "EBITDA" as that term is defined under our senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully defined in the agreements governing our senior credit facilities. The other items excluded in this calculation include, but are not limited to: non-cash expenses and charges; extraordinary, unusual or non-recurring gains or losses; gains or losses associated with the sale or write-down of assets not in the ordinary course of business; and earnings to the extent of cash dividends or distributions paid from non-controlled affiliates. Further, the covenants in our senior credit facilities are calculated using Corporate EBITDA for the most recent four fiscal quarters as a whole. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or for any complete fiscal year.

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

  Borrowings under our senior credit facilities are a key source of our liquidity. Our ability to borrow under these senior credit facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our senior credit facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of June 30, 2008, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants.

  As of June 30, 2008, we had an aggregate principal amount outstanding of $1,379.1 million and $238.3 million pursuant to our senior term loan facility and our senior asset-based loan facility, respectively. As of June 30, 2008, Hertz is required under the senior term loan facility to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated interest expense coverage ratio of not less than 1.75:1. In addition, under our senior asset-based loan facility, if there is less than $200 million of available borrowing capacity under that facility as of June 30, 2008, Hertz is required to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the senior term loan facility, as of June 30, 2008, we had a consolidated leverage ratio of 2.87:1 and a consolidated interest expense coverage ratio of 3.91:1. Since we have maintained sufficient borrowing capacity under our senior asset-based loan

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  facility as of June 30, 2008, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." We have a significant amount of debt. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness" in our Form 10-K.

  The following table reconciles net income to EBITDA and Corporate EBITDA for the three months ended June 30, 2008 and 2007 (in millions of dollars):

	Three Months Ended June 30,
	2008	2007
Net income(1)	$51.2	$85.7
Depreciation and amortization(2)	592.7	556.8
Interest, net of interest income(3)	206.0	191.6
Provision for taxes on income	36.0	52.5

EBITDA(4)	885.9	886.6
Adjustments:
Car rental fleet interest	(108.3)	(85.4)
Car rental fleet depreciation	(448.2)	(426.9)
Non-cash expenses and charges(5)	24.3	(0.8)
Extraordinary, unusual or non-recurring gains or losses(6)	24.6	(2.3)

Corporate EBITDA	$378.3	$371.2

  (1)
  For the three months ended June 30, 2008 and 2007, net income includes corporate minority interest of $5.7 million and $4.8 million, respectively.

  (2)
  For the three months ended June 30, 2008 and 2007, depreciation and amortization was $491.1 million and $468.0 million, respectively, in our car rental segment and $100.2 million and $87.2 million, respectively, in our equipment rental segment.

  (3)
  For the three months ended June 30, 2008 and 2007, interest, net of interest income, was $107.1 million and $87.8 million, respectively, in our car rental segment and $28.0 million and $34.6 million, respectively, in our equipment rental segment.

  (4)
  The following table reconciles net cash provided by operating activities to EBITDA for the three months ended June 30, 2008 and 2007 (in millions of dollars):

	Three Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$708.2	$1,076.9
Amortization of debt and debt modification costs	(19.0)	(16.8)
Provision for losses on doubtful accounts	(7.3)	(3.4)
Unrealized gain on derivatives	9.0	10.2
Gain on sale of property and equipment	2.2	1.6
Gain (loss) on ineffectiveness of interest rate swaps	(2.7)	12.8
Stock-based employee compensation charges	(7.5)	(7.7)
Asset writedowns	(10.6)	—
Minority interest	(5.7)	(4.8)
Deferred taxes on income	(33.6)	(40.1)
Provision for taxes on income	36.0	52.5
Interest expense, net of interest income	206.0	191.6
Net changes in assets and liabilities	10.9	(386.2)

EBITDA	$885.9	$886.6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  (5)
  For the three months ended June 30, 2008 and 2007, non-cash expenses and charges (income) were $6.8 million and $(12.2) million, respectively, in our car rental segment and $0.3 million and $0.0 million, respectively, in our equipment rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Three Months Ended June 30,
	2008	2007
Non-cash amortization of debt costs included in car rental fleet interest	$15.4	$(2.0)
Non-cash charges for workers compensation	0.7	—
Corporate non-cash stock-based employee compensation charges	7.5	7.7
Corporate non-cash charges for public liability and property damage	5.2	3.3
Corporate non-cash charges for pension	4.5	0.4
Unrealized gain on derivatives	(9.0)	(10.2)

Total	$24.3	$(0.8)

  (6)
  For the three months ended June 30, 2008 and 2007, extraordinary, unusual or non-recurring gains or losses were $2.9 million and $0.8 million, respectively, in our car rental segment and $17.0 million and $(3.6) million, respectively, in our equipment rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Three Months Ended June 30,
	2008	2007
Restructuring charges	$32.7	$16.7
Restructuring related charges	7.4	—
Management transition costs	—	0.6
Realized gain on derivatives	(14.8)	—
Vacation accrual adjustment	(0.7)	(19.6)

Total	$24.6	$(2.3)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

	Three Months Ended June 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Revenues:
Car rental	$1,795.8	$1,711.7	$84.1	4.9%
Equipment rental	443.1	432.8	10.3	2.4%
Other	36.4	31.2	5.2	16.6%

Total revenues	$2,275.3	$2,175.7	$99.6	4.6%

Total revenues increased 4.6% (0.4% in constant currency) for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Revenues from our car rental operations increased 4.9%, primarily as a result of the effects of foreign currency translation of approximately $75.3 million and a 1.4% increase in car rental transaction days worldwide, partly offset by lower RPD.

RPD for worldwide car rental declined 1.9% from the three months ended June 30, 2007, due to declines in U.S. and International RPD of 0.9% and 5.1%, respectively. U.S. airport RPD decreased 0.7% and U.S. off-airport RPD declined by 0.7%. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth.

Revenues from our equipment rental operations increased 2.4%, primarily due to the effects of foreign currency translation of approximately $14.9 million, partly offset by a 1.7% decrease in equipment rental volume and a decline of 1.1% in pricing.

Revenues from all other sources increased 16.6%, primarily due to an increase in car rental licensee revenues of $4.4 million.

Expenses

	Three Months Ended June 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Expenses:
Direct operating	$1,278.5	$1,164.7	$113.8	9.8%
Depreciation of revenue earning equipment	529.9	496.1	33.8	6.8%
Selling, general and administrative	168.0	180.3	(12.3)	(6.8)%
Interest, net of interest income	206.0	191.6	14.4	7.6%

Total expenses	$2,182.4	$2,032.7	$149.7	7.4%

Total expenses increased 7.4% and total expenses as a percentage of revenues increased from 93.4% for the three months ended June 30, 2007 to 95.9% for the three months ended June 30, 2008.

Direct operating expenses increased 9.8% as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  Other direct operating expenses increased $53.0 million, or 10.8%. The increase was primarily related to the effects of foreign currency translation of approximately $22.3 million and an increase in worldwide rental volume, as well as increases in restructuring and restructuring related charges of $16.8 million, facility expenses of $11.4 million, concession fees in our car rental operations of $8.2 million, commission fees of $7.9 million and customer service costs of $4.5 million.

  Fleet related expenses increased $39.2 million, or 13.8%. The increase was primarily related to an increase in worldwide rental volume, an increase in vehicle damage and maintenance costs of $22.8 million, the effects of foreign currency translation of approximately $17.3 million and an increase in gasoline costs of $16.6 million.

  Personnel related expenses increased $21.6 million, or 5.6%. The increase was primarily related to increases in international wages and benefits resulting from the effects of foreign currency translation of $14.2 million and an increase in U.S. benefits of $17.4 million primarily relating to the decrease in the employee vacation accrual resulting from a change in our U.S. vacation policy in the three months ended June 30, 2007, partly offset by decreases in U.S. wages of $5.7 million, information technology costs of $2.8 million and incentive compensation of $1.9 million.

Depreciation of revenue earning equipment for our car rental operations of $448.2 million for the three months ended June 30, 2008 increased 5.0% from $426.9 million for the three months ended June 30, 2007. The increase was primarily due to a $9.1 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles, the effects of foreign currency translation and the higher cost of new vehicles in the United States. Depreciation of revenue earning equipment in our equipment rental operations of $81.7 million for the three months ended June 30, 2008 increased 18.1% from $69.2 million for the three months ended June 30, 2007. The increase was primarily due to an increase in the average acquisition cost of rental equipment operated during the period.

Selling, general and administrative expenses decreased 6.8%, primarily due to decreases in advertising and administrative expenses, partly offset by the effects of foreign currency translation of approximately $10.0 million and an increase in sales promotion expenses. Advertising expenses decreased $9.6 million primarily due to a decrease in media spending. Administrative expenses decreased $3.8 million primarily due to increases in the unrealized and realized gains on our interest rate swaptions of $13.6 million and a decrease in management incentive compensation costs of $8.3 million, partly offset by an increase in restructuring and restructuring related charges of $6.2 million and the effects of foreign currency translation of $5.8 million. Sales promotion expenses increased $1.1 million primarily related to the effects of foreign currency translation.

Interest expense, net of interest income, increased 7.6%, primarily due to the ineffectiveness of the HVF swaps of $2.7 million in the three months ended June 30, 2008 as compared to a reversal of the ineffectiveness of $12.8 million in the three months ended June 30, 2007, a decrease in interest income and the effects of foreign currency translation of $6.1 million.

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment of $149.4 million increased 4.5% from $142.9 million for the three months ended June 30, 2007. The increase was primarily due to the effects of foreign currency translation and transaction day improvement, partly offset by a decrease in RPD. Adjustments to our car rental segment GAAP pre-tax amount for the three months ended June 30, 2008 and 2007, totaled $20.0 million and $(2.6) million, respectively. See footnote c to the table under "Three Months

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ended June 30, 2008 Compared with Three Months Ended June 30, 2007" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues was stable year over year at 8.2%.

Adjusted pre-tax income for our equipment rental segment of $85.5 million decreased 11.6% from $96.7 million for the three months ended June 30, 2007. The decrease was primarily due to higher fleet related costs, other operating costs and a decrease in pricing. Adjustments to our equipment rental segment GAAP pre-tax amount for the three months ended June 30, 2008 and 2007, totaled $33.3 million and $12.9 million, respectively. See footnote c to the table under "Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 22.3% to 19.3%.

The ratio of adjusted pre-tax income to revenues for our two segments reflects the different environments in which they operate. Our infrastructure costs are higher within our car rental segment due to the number and type of locations in which it operates and the corresponding headcount. Within our equipment rental segment, our revenue earning equipment generates lower depreciation expense due to its longer estimated useful life.

Provision for Taxes on Income, Minority Interest and Net Income

	Three Months Ended June 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Income before income taxes and minority interest	$92.9	$143.0	$(50.1)	(35.1)%
Provision for taxes on income	(36.0)	(52.5)	16.5	31.4%
Minority interest	(5.7)	(4.8)	(0.9)	(19.5)%

Net income	$51.2	$85.7	$(34.5)	(40.3)%

The provision for taxes on income decreased 31.4%, primarily due to a decrease in the income before income taxes and minority interest. The effective tax rate for the three months ended June 30, 2008 increased to 38.8% from 36.7% in the three months ended June 30, 2007.

Minority interest increased 19.5% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Net income decreased 40.3% primarily due to lower pricing in our worldwide car and equipment rental segments and higher fleet costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effects of the Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the three months ended June 30, 2008 and 2007 (in millions of dollars):

	Three Months Ended June 30,
	2008	2007
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$15.3	$15.3
Revenue earning equipment	4.6	4.2
Property and equipment	1.6	1.7
Accretion of revalued liabilities:
Discount on debt	0.9	1.4
Workers' compensation and public liability and property damage	1.4	1.4

	$23.8	$24.0

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statement of operations for the six months ended June 30, 2008 and 2007 (in millions of dollars):

			Percentage of Revenues
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Car rental	$3,393.8	$3,216.8	78.7%	78.5%
Equipment rental	853.9	822.6	19.8	20.1
Other	66.7	57.8	1.5	1.4

Total revenues	4,314.4	4,097.2	100.0	100.0

Expenses:
Direct operating	2,450.1	2,279.0	56.8	55.6
Depreciation of revenue earning equipment	1,063.7	963.9	24.6	23.5
Selling, general and administrative	361.4	380.7	8.4	9.3
Interest, net of interest income	402.3	421.2	9.3	10.3

Total expenses	4,277.5	4,044.8	99.1	98.7

Income before income taxes and minority interest	36.9	52.4	0.9	1.3
Provision for taxes on income	(33.0)	(20.4)	(0.9)	(0.5)
Minority interest	(10.5)	(8.9)	(0.2)	(0.2)

Net income (loss)	$(6.6)	$23.1	(0.2)%	0.6%

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the six months ended or as of June 30, 2008 and 2007:

	Six Months Ended or as of June 30,
	2008	2007
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	14,025	14,307
Domestic	10,316	10,817
International	3,709	3,490
Worldwide transaction days (in thousands)(a)	63,517	61,729
Domestic	43,740	43,837
International	19,777	17,892
Worldwide rental rate revenue per transaction day(a)(b)	$44.94	$45.98
Domestic	$42.58	$43.40
International	$50.15	$52.31
Worldwide average number of company-operated cars during the period	456,200	448,000
Domestic	310,200	314,300
International	146,000	133,700
Adjusted pre-tax income (in millions of dollars)(a)(c)	$188.7	$179.8
Worldwide revenue earning equipment, net (in millions of dollars)	$9,498.3	$9,219.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$755.0	$754.3
Same store revenue growth, including growth initiatives(a)	-0.8%	3.7%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,478.8	$3,156.4
Adjusted pre-tax income (in millions of dollars)(a)(c)	$144.8	$162.3
Revenue earning equipment, net (in millions of dollars)	$2,601.8	$2,575.8
Other Operating Data:
EBITDA (in millions of dollars)(a)(e)	$1,614.4	$1,550.4
Corporate EBITDA (in millions of dollars)(a)(e)	$603.5	$608.9

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue, equipment rental same store revenue growth and a discussion of our use and presentation of EBITDA and Corporate EBITDA, see "Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007—Summary."

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(b)
The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2007 foreign exchange rates) for the six months ended June 30, 2008 and 2007 (in millions of dollars, except as noted):

	Six Months Ended June 30,
	2008	2007
Car rental revenue per statement of operations	$3,393.8	$3,216.8
Non-rental rate revenue	(499.0)	(471.0)
Foreign currency adjustment	(40.4)	92.7

Rental rate revenue	$2,854.4	$2,838.5

Transaction days (in thousands)	63,517	61,729
Rental rate revenue per transaction day (in whole dollars)	$44.94	$45.98
(c)
The following table reconciles income before income taxes and minority interest by segment to adjusted pre-tax income by segment for the six months ended June 30, 2008 and 2007 (in millions of dollars):

	Six Months Ended June 30, 2008
	Car Rental	Equipment Rental
Income before income taxes and minority interest	$123.6	$91.6
Adjustments:
Purchase accounting(1)	20.6	27.6
Non-cash debt charges(2)	24.4	5.4
Unrealized gain on derivative(3)	(3.0)	—
Realized gain on derivative(3)	(14.8)	—
Restructuring charges	28.3	18.4
Restructuring related charges(4)	7.8	1.2
Vacation accrual adjustment(5)	1.8	0.6

Adjusted pre-tax income	$188.7	$144.8

	Six Months Ended June 30, 2007
	Car Rental	Equipment Rental
Income before income taxes and minority interest	$128.7	$129.8
Adjustments:
Purchase accounting(1)	16.0	28.8
Non-cash debt charges(2)	24.8	5.5
Unrealized gain on derivative(3)	(10.2)	—
Restructuring charges	34.4	3.0
Vacation accrual adjustment(5)	(13.9)	(4.8)

Adjusted pre-tax income	$179.8	$162.3

    (1)
    Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

    (2)
    Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the six months ended June 30, 2008, also includes $5.0 million associated with the ineffectiveness of the HVF swaps. For the six months ended June 30, 2007, also includes the write off of $16.2 million of unamortized debt costs associated with a debt modification.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    (3)
    Represents unrealized and realized gains on interest rate swaptions.

    (4)
    Represents incremental, one-time costs incurred directly supporting our business transformation initiatives. Such costs include transition costs incurred in connection with our business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes.

    (5)
    Represents increases and decreases in the employee vacation accrual relating to a change in our U.S. vacation policy in the three months ended June 30, 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

(d)
The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2007 foreign exchange rates) for the six months ended June 30, 2008 and 2007 (in millions of dollars):

	Six Months Ended June 30,
	2008	2007
Equipment rental revenue per statement of operations	$853.9	$822.6
Equipment sales and other revenue	(92.6)	(91.3)
Foreign currency adjustment	(6.3)	23.0

Rental and rental related revenue	$755.0	$754.3

(e)
The following table reconciles net income (loss) to EBITDA and Corporate EBITDA for the six months ended June 30, 2008 and 2007 (in millions of dollars):

	Six Months Ended June 30,
	2008	2007
Net income (loss)(1)	$(6.6)	$23.1
Depreciation and amortization(2)	1,185.7	1,085.7
Interest, net of interest income(3)	402.3	421.2
Provision for taxes on income	33.0	20.4

EBITDA(4)	1,614.4	1,550.4
Adjustments:
Car rental fleet interest	(202.3)	(188.2)
Car rental fleet depreciation	(895.5)	(822.8)
Non-cash expenses and charges(5)	34.7	36.6
Extraordinary, unusual or non-recurring gains or losses(6)	52.2	32.9

Corporate EBITDA	$603.5	$608.9

    (1)
    For the six months ended June 30, 2008 and 2007, net income (loss) includes corporate minority interest of $10.5 million and $8.9 million, respectively.

    (2)
    For the six months ended June 30, 2008 and 2007, depreciation and amortization was $977.1 million and $905.4 million, respectively, in our car rental segment and $205.5 million and $177.1 million, respectively, in our equipment rental segment.

    (3)
    For the six months ended June 30, 2008 and 2007, interest, net of interest income, was $199.6 million and $193.2 million, respectively, in our car rental segment and $61.5 million and $69.6 million, respectively, in our equipment rental segment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    (4)
    The following table reconciles net cash provided by operating activities to EBITDA for the six months ended June 30, 2008 and 2007 (in millions of dollars):

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$1,836.3	$2,201.8
Amortization of debt and debt modification costs	(31.2)	(52.4)
Provision for losses on doubtful accounts	(13.3)	(6.3)
Unrealized gain on derivatives	3.0	9.9
Gain on sale of property and equipment	7.6	3.0
Loss on ineffectiveness of interest rate swaps	(5.0)	—
Stock-based employee compensation charges	(13.5)	(13.8)
Asset writedowns	(10.6)	—
Minority interest	(10.5)	(8.9)
Deferred taxes on income	(20.8)	(15.9)
Provision for taxes on income	33.0	20.4
Interest expense, net of interest income	402.3	421.2
Net changes in assets and liabilities	(562.9)	(1,008.6)

EBITDA	$1,614.4	$1,550.4

    (5)
    For the six months ended June 30, 2008 and 2007, non-cash expenses and charges were $20.6 million and $14.2 million, respectively, in our car rental segment and $0.0 million and $1.7 million, respectively, in our equipment rental segment.

    As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Six Months Ended June 30,
	2008	2007
Non-cash amortization of debt costs included in car rental fleet interest	$23.6	$23.7
Corporate non-cash stock-based employee compensation charges	13.5	13.8
Non-cash charges for workers' compensation	—	2.2
Corporate non-cash charges for public liability and property damage	—	5.1
Corporate non-cash charges for pension	0.6	1.7
Unrealized gain on derivatives	(3.0)	(9.9)

Total	$34.7	$36.6

    (6)
    For the six months ended June 30, 2008 and 2007, extraordinary, unusual or non-recurring gains or losses were $23.1 million and $20.5 million, respectively, in our car rental segment and $20.2 million and $(1.8) million, respectively, in our equipment rental segment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Six Months Ended June 30,
	2008	2007
Restructuring charges	$52.3	$49.3
Restructuring related charges	10.9	—
Management transition costs	1.3	3.2
Realized gain on derivatives	(14.8)	—
Vacation accrual adjustment	2.5	(19.6)

Total	$52.2	$32.9

Revenues

	Six Months Ended June 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Revenues:
Car rental	$3,393.8	$3,216.8	$177.0	5.5%
Equipment rental	853.9	822.6	31.3	3.8%
Other	66.7	57.8	8.9	15.3%

Total revenues	$4,314.4	$4,097.2	$217.2	5.3%

Total revenues increased 5.3% (1.1% in constant currency) for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Revenues from our car rental operations increased 5.5%, primarily as a result of the effects of foreign currency translation of approximately $135.9 million and a 2.9% increase in car rental transaction days worldwide, partly offset by lower RPD.

RPD for worldwide car rental declined 2.3% from six months ended June 30, 2007, due to declines in U.S. and International RPD of 1.9% and 4.1%, respectively. U.S. airport RPD decreased 1.5% and U.S. off-airport RPD declined by 1.6%. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth.

Revenues from our equipment rental operations increased 3.8%, due to the effects of foreign currency translation of $33.2 million and a 0.4% increase in equipment rental volume, partly offset by a decline of 1.1% in pricing.

Revenues from all other sources increased 15.3%, primarily due to an increase in car rental licensee revenues of $6.9 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Expenses

	Six Months Ended June 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Expenses:
Direct operating	$2,450.1	$2,279.0	$171.1	7.5%
Depreciation of revenue earning equipment	1,063.7	963.9	99.8	10.4%
Selling, general and administrative	361.4	380.7	(19.3)	(5.1)%
Interest, net of interest income	402.3	421.2	(18.9)	(4.5)%

Total expenses	$4,277.5	$4,044.8	$232.7	5.8%

Total expenses increased 5.8% and total expenses as a percentage of revenues increased from 98.7% for the six months ended June 30, 2007 to 99.1% for the six months ended June 30, 2008.

Direct operating expenses increased 7.5%, as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

  Other direct operating expenses increased $77.2 million, or 8.1%. The increase was primarily related to the effects of foreign currency translation of approximately $41.8 million and an increase in worldwide rental volume, as well as increases in facility expenses of $18.5 million, concession fees in our car rental operations of $17.1 million, restructuring and restructuring related charges of $13.6 million, commission fees of $10.2 million and customer service costs of $7.0 million.

  Fleet related expenses increased $73.3 million, or 13.8%. The increase was primarily related to an increase in worldwide rental volume, an increase in vehicle damage and maintenance costs of $39.5 million, the effects of foreign currency translation of $32.8 million and an increase in gasoline costs of $31.7 million.

  Personnel related expenses increased $20.5 million, or 2.6%. The increase was primarily related to increases in International wages and benefits resulting from the effects of foreign currency translation of $28.5 million and an increase in U.S. benefits of $12.9 million primarily relating to the decrease in the employee vacation accrual resulting from a change in our U.S. vacation policy in the six months ended June 30, 2007, partly offset by decreases in U.S. wages of $12.2 million, information technology costs of $5.4 million and incentive compensation of $4.6 million.

Depreciation of revenue earning equipment for our car rental operations of $895.5 million for the six months ended June 30, 2008 increased 8.8% from $822.8 million for the six months ended June 30, 2007. The increase was primarily due to lower net proceeds received in excess of book value on the disposal of used vehicles, a $16.6 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles, the effects of foreign currency translation, an increase in average fleet operated of 1.8% and the higher cost of new vehicles in the United States. Depreciation of revenue earning equipment in our equipment rental operations of $168.2 million for the six months ended June 30, 2008 increased 19.2% from $141.1 million for the six months ended June 30, 2007. The increase was primarily due to an increase in the average acquisition cost of rental equipment operated during the period, as well as lower net proceeds received in excess of book value on the disposal of used equipment, partly offset by a $3.8 million net decrease in depreciation in certain of our equipment rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of equipment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses decreased 5.1%, primarily due to decreases in advertising and administrative expenses, partly offset by the effects of foreign currency translation of approximately $19.9 million and an increase in sales promotion expenses. Advertising expenses decreased $15.9 million primarily due to a decrease in media spending. Administrative expenses decreased $7.1 million primarily due to decreases in management incentive compensation costs of $11.2 million and increases in the unrealized and realized gains on our interest rate swaptions of $7.8 million, partly offset by the effects of foreign currency translation of $11.7 million. Sales promotion expenses increased $3.7 million primarily related to the effects of foreign currency translation of $3.1 million.

Interest expense, net of interest income, decreased 4.5%, primarily due to the write-off in 2007 of $16.2 million in unamortized debt costs associated with the debt modification and a decrease in the weighted average interest rate, partly offset by the ineffectiveness of the HVF swaps of $5.0 million and the effects of foreign currency translation of $11.5 million.

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment of $188.7 million increased 4.9% from $179.8 million for the six months ended June 30, 2007. The increase was primarily due to the effects of foreign currency translation and transaction day improvement, partly offset by a decrease in RPD. Adjustments to our car rental segment GAAP pre-tax amount for the six months ended June 30, 2008 and 2007, totaled $65.1 million and $51.1 million, respectively. See footnote c to the table under "Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues was stable year over year at 5.5%.

Adjusted pre-tax income for our equipment rental segment of $144.8 million decreased 10.8% from $162.3 million for the six months ended June 30, 2007. The decrease was primarily due to higher fleet related costs, other operating costs and a decrease in pricing. Adjustments to our equipment rental segment GAAP pre-tax amount for the six months ended June 30, 2008 and 2007, totaled $53.2 million and $32.5 million, respectively. See footnote c to the table under "Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 19.7% to 16.9%.

The ratio of adjusted pre-tax income to revenues for our two segments reflects the different environments in which they operate. Our infrastructure costs are higher within our car rental segment due to the number and type of locations in which it operates and the corresponding headcount. Within our equipment rental segment, our revenue earning equipment generates lower depreciation expense due to its longer estimated useful life.

Provision for Taxes on Income, Minority Interest and Net Income (Loss)

	Six Months Ended June 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Income before income taxes and minority interest	$36.9	$52.4	$(15.5)	(29.5)%
Provision for taxes on income	(33.0)	(20.4)	(12.6)	(61.7)%
Minority interest	(10.5)	(8.9)	(1.6)	(18.6)%

Net income (loss)	$(6.6)	$23.1	$(29.7)	(128.5)%

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The provision for taxes on income increased 61.7%. The effective tax rate for the six months ended June 30, 2008 increased to 89.4% from 39.0% in the six months ended June 30, 2007. The increase in the provision and effective tax rate is primarily due to an increase in cumulative net losses in foreign jurisdictions for which no benefit is provided and out-of-period adjustments recorded in the three months ended March 31, 2008, partly offset by a decrease in income before income taxes and minority interest.

Minority interest increased 18.6% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

We had a net loss of $6.6 million in the six months ended June 30, 2008, representing a $29.7 million decrease from net income of $23.1 million in the six months ended June 30, 2007. The decrease was primarily due to lower pricing in our worldwide car and equipment rental operations and higher fleet costs, partly offset by higher rental volume in our worldwide car and equipment rental operations, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on the net income (loss) was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Effects of the Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the six months ended June 30, 2008 and 2007 (in millions of dollars):

	Six Months Ended June 30,
	2008	2007
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$30.6	$30.6
Revenue earning equipment	9.6	8.5
Property and equipment	3.8	3.9
Accretion of revalued liabilities:
Discount on debt	2.6	3.7
Workers' compensation and public liability and property damage	2.7	2.7

	$49.3	$49.4

Liquidity and Capital Resources

As of June 30, 2008, we had cash and equivalents of $810.5 million, an increase of $80.8 million from December 31, 2007. As of June 30, 2008, we had $161.4 million of restricted cash to be used for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities (defined below), our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash of $499.6 million from December 31, 2007 to June 30, 2008, primarily related to the timing of purchases and sales of revenue earning vehicles.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the six months ended June 30, 2008 was $1,836.3 million, a decrease of $365.5 million from the six months ended June 30, 2007. The decrease was primarily due to changes in working capital and fleet receivables.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash used in investing activities during the six months ended June 30, 2008 was $2,320.6 million, a decrease of $254.3 million from the six months ended June 30, 2007. The decrease is primarily due to a decrease in revenue earning equipment expenditures and a decrease in restricted cash, partly offset by a decrease in proceeds from the disposal of revenue earning equipment. For the six months ended June 30, 2008, our expenditures for revenue earning equipment were $6,542.8 million and our proceeds from the disposal of such equipment were $3,851.4 million.

For the six months ended June 30, 2008, our capital expenditures for property and non-revenue earning equipment were $102.7 million and our proceeds from the disposal of such equipment were $29.2 million. For the six months ended June 30, 2008, we experienced a decreased level of net expenditures for revenue earning equipment and property and equipment compared to the six months ended June 30, 2007. This decrease was primarily due to a decrease in revenue earning equipment expenditures, partly offset by a decrease in proceeds from the disposal of revenue earning equipment. For the full year 2008, we expect the level of net expenditures for revenue earning equipment, property and non-revenue earning equipment to be lower than the full year 2007. See "—Capital Expenditures" below.

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and heightened activity during the spring and summer. This is particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters of the year. These seasonal financing needs are funded by increasing the utilization of our various corporate and fleet credit facilities and the variable funding notes portion of our U.S. Fleet Debt facilities (defined below). As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures.

As of June 30, 2008, we had approximately $12,693.8 million of total indebtedness outstanding. Cash paid for interest during the six months ended June 30, 2008, was $382.0 million, net of amounts capitalized.

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

Our "Promissory Notes" consist of the outstanding untendered senior notes issued under three separate indentures existing prior to the Acquisition. These senior notes have remaining maturities ranging from March 2009 to January 2028.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our "U.S. Fleet Debt" consists of approximately $4,300.0 million of asset-backed securities issued on the Closing Date by Hertz Vehicle Financing LLC, or "HVF," a special purpose entity wholly-owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the "ABS Program." An additional $600.0 million of previously issued asset-backed medium term notes, or "Pre-Acquisition ABS Notes," having maturities from May 2007 to May 2009 remained outstanding under the ABS Program following the Closing Date ($430.0 million of which have subsequently matured). We have also issued approximately $1,500 million of variable funding notes on the Closing Date in two series under these facilities, none of which were funded on the Closing Date. The U.S. Fleet Debt facilities have maturities ranging from February 2009 to November 2010.

Our "International Fleet Debt" consists of the aggregate borrowings of our foreign subsidiaries under asset-based revolving loan facilities entered into by Hertz International Ltd, or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside the United States), together with certain bankruptcy-remote special purpose entities, subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our foreign subsidiaries (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be. The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities. In 2007 and 2008, additional borrowers consented to the senior bridge facility agreement under the International Fleet Debt facilities in connection with the expected take-out of the interim facilities entered into at the time of the Acquisition. The International Fleet Debt matures in December 2010.

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

Our "Brazilian Fleet Financing Facility" refers to the agreement dated April 4, 2007 amending and restating our Brazilian subsidiary's credit facility (which was originally included under the International Fleet Debt facilities) to, among other things, increase the facility to R$130 million (or $81.7 million, calculated using exchange rates in effect on June 30, 2008) consisting of a R$70 million (or $44.0 million) term loan facility and a R$60 million (or $37.7 million) revolving credit facility. This facility matures in December 2010.

Our "Canadian Fleet Financing Facility" refers to a Note Purchase Agreement entered into by our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, on May 30, 2007, with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian car rental fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $394.6 million). The Canadian Fleet Facility matures in May 2012.

Our "Belgian Fleet Financing Facility" consists of a secured revolving credit facility entered into by our Belgian subsidiary, Hertz Belgium BVBA on June 21, 2007, with varying facility limits of up to €

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

27.4 million (or $43.2 million). This facility refinanced the Belgian portion of our International Fleet Debt facilities. The facility is scheduled to mature in December 2010.

Our "U.K. Leveraged Financing" consists of an agreement for a sale and leaseback facility entered into with a financial institution in the United Kingdom, or the "U.K.," by our subsidiary in the U.K., Hertz (U.K.) Limited on December 21, 2007, under which we may sell and lease back fleet up to the value of £135.0 million (or $269.4 million). The amount available under this facility increases over the term of the facility. This facility refinanced the U.K. portion of the International Fleet Debt facilities. The facility is scheduled to mature in December 2013.

As of June 30, 2008, the aggregate principal amount of $168.1 million (net of $1.9 million discount) of pre-Acquisition ABS Notes was outstanding and the average interest rate was 3.2%.

As of June 30, 2008, there were $34.4 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total and mature in August 2010.

In July 2008, our French, Dutch and Australian car rental subsidiaries entered into the International ABS Fleet Financing Facility. See Note 17 to the Notes to our condensed consolidated financial statements included in this Report.

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

Hertz's obligations under the Senior Notes and Senior Subordinated Notes are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

The U.S. Fleet Debt issued on the Closing Date has the benefit of financial guaranty insurance policies under which either MBIA Insurance Corporation or Ambac Assurance Corporation guarantee the timely payment of interest on and ultimate payment of principal of such notes.

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

The U.K. Leveraged Financing facility is guaranteed by HIL.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities, the Fleet Financing Facility, the Brazilian Fleet Financing Facility, the Canadian Fleet Financing Facility, the Belgian Fleet Financing Facility and the U.K. Leveraged Financing. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian HERC business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of June 30, 2008, we were in compliance with all of these financial covenants.

Derivatives

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21,

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the HVF Swaps from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the HVF Swaps, which range from approximately 1 to 3 years. For the three and six months ended June 30, 2008, we recorded an expense of $2.7 million and $5.0 million, respectively, in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of the HVF Swaps. The ineffectiveness resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the HVF Swaps. The effective portion of the change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive income." During the three months ended June 30, 2007, forward rates had increased steadily, resulting in a higher fair value of the HVF Swaps, which more than offset the decline related to the diminishing time value component, resulting in the reversal of $12.8 million of expense which was previously recognized during the three months ended March 31, 2007. As of June 30, 2008 and December 31, 2007, the balance reflected in "Accumulated other comprehensive income" was a loss of $46.5 million (net of tax of $29.6 million) and $45.6 million (net of tax of $29.0 million), respectively. As of June 30, 2008 and December 31, 2007, the fair value of the HVF Swaps was a liability of $56.8 million and $50.2 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities." The fair value of the HVF Swaps was calculated using the income approach and applying observable market data.

In connection with the entrance into the HVF Swaps, Hertz entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF Swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an "amortization event," the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps and is transferred to Hertz. There was no payment associated with these differential swaps and their notional amounts are and will continue to be zero unless (1) there is an amortization event, which causes the amortization of the loan balance, or (2) the debt is prepaid.

An "event of bankruptcy" (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA Insurance Corporation or Ambac Assurance Corporation would constitute an "amortization event" under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz under its lease with its bankruptcy-remote special purpose entity and all car disposal proceeds under the applicable facility, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the facility or facilities instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer "event of bankruptcy" could have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million and were due to expire on June 5, 2008. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions will be cash settled on October 31, 2008 and are based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. As of June 30, 2008 and December 31, 2007, the fair value of the swaptions was €14.4 million (or $22.7 million) and €6.2 million (or $9.2 million), respectively, which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the HIL swaptions were calculated using the income approach and applying observable market data. During the three and six months ended June 30, 2008, the fair value adjustments related to these swaptions were gains of $23.8 million ($14.8 million realized gain on the sale of the old swaptions and $9.0 million unrealized gain on the new swaptions) and $17.8 million ($14.8 million realized gain on sale of the old swaptions and a net $3.0 million unrealized gain on the old and new swaptions), respectively, which were recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. During the three and six months ended June 30, 2007, the fair value adjustments related to these swaptions were gains of $10.2 million and $9.9 million, respectively, which were recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. Additionally, as of June 30, 2008, we have incurred $46.0 million of financing costs related to the anticipated take-out international asset-based facilities, which are recorded on our condensed consolidated balance sheet in "Prepaid expenses and other assets." We expect to enter into these take-out international asset-based facilities upon completion of the structuring and amortize the costs over the term of the facility. See Note 17 to the Notes to our condensed consolidated financial statements included in this Report. For the three months ended June 30, 2008, we recorded $7.7 million related to the write off of the deferred financing costs of those countries who are not participating in the take-out international asset-based facilities.

Credit Facilities

As of June 30, 2008, the following credit facilities were available for the use of Hertz and its subsidiaries:

  •
  The Senior Term Facility had approximately $6.8 million available under the letter of credit facility.

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,540.5 million of remaining capacity, all of which was available under the borrowing base limitation and $179.1 million of which was available under the letter of credit facility sublimit.

  •
  The U.S. Fleet Debt had approximately $1,270.0 million of remaining capacity and $61.2 million available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The International Fleet Debt facilities had the foreign currency equivalent of approximately $661.9 million of remaining capacity and $257.8 million available under the borrowing base limitation.

  •
  The Fleet Financing Facility had approximately $116.9 million of remaining capacity and $5.0 million available under the borrowing base limitation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  The Brazilian Fleet Financing Facility had the foreign currency equivalent of approximately $6.6 million of remaining capacity and $1.5 million available under the borrowing base limitation.

  •
  The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $149.6 million of remaining capacity and no amounts available under the borrowing base limitation.

  •
  The Belgian Fleet Financing Facility had no remaining capacity.

  •
  The U.K. Leveraged Financing facility had the foreign currency equivalent of approximately $14.1 million of remaining capacity and no amounts available under the borrowing base limitation.

As of June 30, 2008, substantially all of our assets were pledged under one or more of the facilities noted above.

Capital Expenditures

The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2008 and 2007 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2008
First Quarter	$2,880.3	$(1,748.4)	$1,131.9	$40.8	$(11.7)	$29.1
Second Quarter	3,662.5	(2,103.0)	1,559.5	61.9	(17.5)	44.4

Total	$6,542.8	$(3,851.4)	$2,691.4	$102.7	$(29.2)	$73.5

2007
First Quarter	$3,333.2	$(2,243.2)	$1,090.0	$37.6	$(10.8)	$26.8
Second Quarter	3,817.6	(2,061.9)	1,755.7	59.7	(16.6)	43.1
Third Quarter	2,418.4	(2,268.9)	149.5	46.8	(25.8)	21.0
Fourth Quarter	1,772.9	(2,640.3)	(867.4)	51.9	(45.8)	6.1

Total Year	$11,342.1	$(9,214.3)	$2,127.8	$196.0	$(99.0)	$97.0

Revenue earning equipment expenditures in our car rental operations were $6,367.2 million and $6,794.8 million for the six months ended June 30, 2008 and 2007, respectively. Revenue earning equipment expenditures in our equipment rental operations were $175.6 million and $356.0 million for the six months ended June 30, 2008 and 2007, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the six months ended June 30, 2008 decreased by 6.3% and 50.7%, respectively, compared to the six months ended June 30, 2007. The decrease in our car rental operations revenue earning equipment expenditures is due to the change in the mix of purchases made during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease in our equipment rental operations revenue earning equipment expenditures is primarily due to slowing non-residential

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

construction growth and aging of our rental fleet during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Property and equipment expenditures in our car rental operations were $83.2 million and $68.8 million for the six months ended June 30, 2008 and 2007, respectively. Property and equipment expenditures in our equipment rental operations were $16.5 million and $27.4 million for the six months ended June 30, 2008 and 2007, respectively. Property and equipment expenditures for all other activities were $3.0 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.

Property and equipment expenditures in our car rental operations, equipment rental operations and for all other activities for the six months ended June 30, 2008 increased by 20.9%, decreased by 39.8% and increased by $1.9 million, respectively, compared to the six months ended June 30, 2007.

For the six months ended June 30, 2008, we experienced a decreased level of net expenditures for revenue earning equipment and property and equipment compared to the six months ended June 30, 2007. This decrease was primarily due to a decrease in revenue earning equipment expenditures, partly offset by a decrease in revenue earning equipment disposal proceeds.

Off-Balance Sheet Commitments

As of June 30, 2008 and December 31, 2007, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

On the Closing Date, we entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Hertz Holdings also entered into indemnification agreements with each of its directors in connection with the initial public offering of the common stock of Hertz Holdings in November 2006.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our condensed consolidated financial statements. As of June 30, 2008 and December 31, 2007, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $3.0 million and $2.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million and were due to expire on June 5, 2008. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions will be cash settled on October 31, 2008 and are based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%.

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of June 30, 2008, our net income would decrease by an estimated $23.4 million over a twelve-month period.

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign currency option contracts to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of June 30, 2008, were approximately $0.2 million, and we limit counterparties to financial institutions that have strong credit ratings. As of June 30, 2008 and December 31, 2007, the fair value of all outstanding foreign currency option contracts was approximately $0.2 million and $0.1 million,

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

In connection with the Transactions, we issued €225 million of unhedged Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investment in our foreign operations. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of June 30, 2008 and December 31, 2007, losses of $42.1 million (net of tax of $27.5 million) and $27.8 million (net of tax of $18.3 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive income."

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Like-Kind Exchange Program

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in a material deferral of federal and state income taxes for fiscal 2007 and the six months ended June 30, 2008. A like-kind exchange program for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form. In addition, the benefit of deferral is subject to recapture, if, for example, there were a material downsizing of our fleet.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K. Based on present assumptions, 2008 worldwide pre-tax pension expense is expected to be approximately $34.5 million, which is a decrease of $6.6 million from 2007. The decrease in expense compared to 2007 is primarily due to lower expense in the United Kingdom of $3.2 million, higher discount rates and foreign exchange rate changes. To the

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under "Part II, Item 7A.—Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks," included in this Report."

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 15 to the Notes to our condensed consolidated financial statements included in this Report.

The following recent material developments pertaining to our material pending legal proceedings are furnished on a supplemental basis:

In April 2008, the court in Michael Shames, Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta granted—with leave to amend—the separate motions to dismiss of the rental car defendants, the California Travel and Tourism Commission, or "CTTC," and Caroline Beteta. In May 2008, the plaintiffs filed an amended complaint which added a claim for alleged violations of the California Consumers Legal Remedies Act. The rental car defendants and the CTTC subsequently filed separate motions to dismiss the amended complaint and in July 2008 the court dismissed all claims related to the CTTC. Also in July 2008 the court dismissed all claims, except for the federal antitrust claim, related to the rental car defendants.

In Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation, we filed an interlocutory appeal of the class certification order with the Court of Appeals, Thirteenth District of Texas. After briefing and oral argument, the appellate court, on July 17, 2008, reversed the trial court's order, decertified the class and remanded the case to the trial court for further proceedings.

Aside from the above mentioned, there were no material changes in our material pending legal proceedings and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 6.    EXHIBITS

(a)
Exhibits:

Exhibit Number	Description
4.5.1.3	Amendment Agreement, dated as of July 24, 2008, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein*
10.1

Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A of Hertz Global Holdings, Inc.'s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 7, 2008)
10.2
Hertz Global Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B of Hertz Global Holdings, Inc.'s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 7, 2008)
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 8, 2008, relating to Unaudited Interim Financial Information
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on August 8, 2008.

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

Date: August 11, 2008	THE HERTZ CORPORATION (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
4.5.1.3	Amendment Agreement, dated as of July 24, 2008, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein*
10.1

Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A of Hertz Global Holdings, Inc.'s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 7, 2008)
10.2
Hertz Global Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B of Hertz Global Holdings, Inc.'s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 7, 2008)
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 8, 2008, relating to Unaudited Interim Financial Information
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on August 8, 2008.

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

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS