Form 10-Q
period 2008-09-30
HERTZ CORP
filed 2008-11-10
CIK 47129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of November 10, 2008, all of the common stock of the Registrant was owned by its affiliate, Hertz Investors, Inc. As of November 10, 2008, 100 shares of the Registrant's common stock (par value $0.01) were issued and outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	Report of Independent Registered Public Accounting Firm	1
	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	4-5
	Notes to Condensed Consolidated Financial Statements	6-46
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47-87
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	88
ITEM 4.	Controls and Procedures	88
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	89
ITEM 1A.	Risk Factors	89-97
ITEM 6.	Exhibits	98
SIGNATURE		99
EXHIBIT INDEX		100

 PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of September 30, 2008 and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and September 30, 2007. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 10, 2008

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	September 30, 2008	December 31, 2007
ASSETS
Cash and equivalents	$731,276	$729,693
Restricted cash	514,048	661,025
Receivables, less allowance for doubtful accounts of $15,541 and $11,137	1,904,147	1,691,000
Inventories, at lower of cost or market	129,658	118,997
Prepaid expenses and other assets	346,875	317,589
Revenue earning equipment, at cost:
Cars	9,564,781	8,572,387
Less accumulated depreciation	(1,092,091)	(962,054)
Other equipment	2,938,460	3,108,799
Less accumulated depreciation	(526,893)	(411,272)

Total revenue earning equipment	10,884,257	10,307,860

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,045,649	1,022,438
Service equipment	757,345	685,579

	1,802,994	1,708,017
Less accumulated depreciation	(482,380)	(362,469)

Total property and equipment	1,320,614	1,345,548

Other intangible assets, net	3,089,387	3,123,467
Goodwill	974,655	959,993

Total assets	$19,894,917	$19,255,172

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
Accounts payable	$860,190	$1,064,878
Due to Hertz affiliate	16,001	8,482
Accrued liabilities	1,026,361	1,027,854
Accrued taxes	177,509	127,715
Debt	12,844,178	11,960,126
Public liability and property damage	325,628	343,028
Deferred taxes on income	1,785,909	1,810,991

Total liabilities	17,035,776	16,343,074

Commitments and contingencies
Minority interest	24,224	21,028
Stockholder's equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional paid-in capital	2,375,464	2,353,911
Retained earnings	377,579	366,652
Accumulated other comprehensive income	81,874	170,507

Total stockholder's equity	2,834,917	2,891,070

Total liabilities, minority interest and stockholder's equity	$19,894,917	$19,255,172

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Car rental	$1,946,136	$1,944,499	$5,339,955	$5,161,230
Equipment rental	432,885	464,716	1,286,836	1,287,350
Other	42,853	40,397	109,521	98,228

Total revenues	2,421,874	2,449,612	6,736,312	6,546,808

Expenses:
Direct operating	1,351,790	1,216,114	3,801,827	3,495,152
Depreciation of revenue earning equipment	595,016	535,039	1,658,715	1,498,893
Selling, general and administrative	234,278	203,147	595,642	583,855
Interest, net of interest income of $5,481, $6,697, $20,410 and $26,895	214,731	240,307	617,120	661,478

Total expenses	2,395,815	2,194,607	6,673,304	6,239,378

Income before income taxes and minority interest	26,059	255,005	63,008	307,430
Provision for taxes on income	(2,889)	(86,832)	(35,935)	(107,266)
Minority interest	(5,641)	(5,549)	(16,146)	(14,405)

Net income	$17,529	$162,624	$10,927	$185,759

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$10,927	$185,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,658,715	1,498,893
Depreciation of property and equipment	131,441	134,389
Amortization of other intangible assets	49,747	46,560
Amortization of deferred financing costs	36,777	36,787
Amortization of debt discount	11,630	16,507
Debt modification costs	—	16,177
Stock-based employee compensation charges	20,303	24,269
Unrealized (gain) loss on derivatives	12,058	(3,006)
Loss on ineffectiveness of interest rate swaps	7,791	17,712
Provision for losses on doubtful accounts	21,693	10,375
Asset writedowns	34,113	—
Minority interest	16,146	14,405
Deferred taxes on income	4,976	58,079
Gain on sale of property and equipment	(9,370)	(14,383)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(273,647)	(101,955)
Inventories, prepaid expenses and other assets	(60,498)	(44,546)
Accounts payable	(97,931)	284,063
Accrued liabilities	(30,934)	(45,146)
Accrued taxes	37,781	69,550
Public liability and property damage	(7,307)	7,275

Net cash provided by operating activities	$1,574,411	$2,211,764

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Nine Months Ended September 30,
	2008	2007
Cash flows from investing activities:
Net change in restricted cash	$146,084	$124,087
Revenue earning equipment expenditures	(8,637,185)	(9,569,217)
Proceeds from disposal of revenue earning equipment	6,135,741	6,574,011
Property and equipment expenditures	(149,439)	(144,128)
Proceeds from disposal of property and equipment	36,746	53,143
Acquisitions, net of cash acquired	(68,864)	(10,571)
Other investing activities	82	(190)

Net cash used in investing activities	(2,536,835)	(2,972,865)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	19,357	5,873
Repayment of long-term debt	(362,776)	(957,557)
Short-term borrowings:
Proceeds	391,131	695,000
Repayments	(302,856)	(225,000)
Ninety day term or less, net	1,294,208	976,611
Payment of financing costs	(33,839)	(24,265)
Loan with Hertz affiliate	7,519	8,348
Distributions to minority interest	(12,950)	(5,775)

Net cash provided by financing activities	999,794	473,235

Effect of foreign exchange rate changes on cash and equivalents	(35,787)	13,191

Net increase (decrease) in cash and equivalents during the period	1,583	(274,675)
Cash and equivalents at beginning of period	729,693	671,831

Cash and equivalents at end of period	$731,276	$397,156

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$627,354	$662,167
Income taxes	22,562	18,364

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," or "SFAS No. 161." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 will be effective for us beginning with our quarterly report for the period ended March 31, 2009.

Note 3—Cash and Equivalents and Restricted Cash

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash includes cash and equivalents that are not readily available for our normal disbursements. Restricted cash and equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities (as defined in Note 7—Debt), for our like-kind exchange programs and to satisfy certain of our self insurance regulatory reserve requirements.

As of September 30, 2008 and December 31, 2007, the portion of total restricted cash that was associated with our Fleet Debt facilities was $288.2 million and $573.1 million, respectively. The decrease in restricted cash associated with our Fleet Debt of $284.9 million from December 31, 2007 to September 30, 2008, primarily related to the timing of purchases and sales of revenue earning vehicles.

Note 4—Goodwill and Other Intangible Assets

We account for our goodwill and indefinite-lived intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets," or "SFAS No. 142." Under SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. We conducted the impairment review during the fourth quarter of 2007 and no impairment was determined to exist.

We will perform our annual impairment review for goodwill and indefinite-lived intangible assets in the fourth quarter of this year. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. We have experienced declines in our operating results for the nine months ended September 30, 2008 as compared to the prior year, as a result of the current economic conditions. In addition, our market capitalization has declined. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under SFAS No. 142.

The following summarizes the changes in our goodwill, by segment, for the period presented (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2007	$318,134	$641,859	$959,993
Acquisitions	5,030	23,223	28,253
Other changes(1)	(7,362)	(6,229)	(13,591)

Balance as of September 30, 2008	$315,802	$658,853	$974,655

(1)
Consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period and pre-Acquisition tax adjustments.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in thousands of dollars):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$620,014	$(172,082)	$447,932	$617,012	$(124,647)	$492,365
Other	12,241	(3,817)	8,424	5,898	(1,505)	4,393

Total	632,255	(175,899)	456,356	622,910	(126,152)	496,758

Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000	2,624,000	—	2,624,000
Other	9,031	—	9,031	2,709	—	2,709

Total	2,633,031	—	2,633,031	2,626,709	—	2,626,709

Total other intangible assets, net	$3,265,286	$(175,899)	$3,089,387	$3,249,619	$(126,152)	$3,123,467

Amortization of other intangible assets for the three months ended September 30, 2008 and 2007 was approximately $16.5 million and $15.8 million, respectively, and for the nine months ended September 30, 2008 and 2007 was approximately $49.7 million and $46.6 million, respectively. Based on our amortizable intangible assets as of September 30, 2008, we expect amortization expense to be approximately $16.6 million for the remainder of 2008 and range from $62.3 million to $66.7 million for each of the next five fiscal years.

During the nine months ended September 30, 2008, we added 66 locations by acquiring former franchisees in our domestic and international car rental operations, as well as four locations related to external acquisitions done within our domestic and international equipment rental operations. Total intangible assets acquired during the nine months ended September 30, 2008 were $17.4 million. We recognized $11.1 million in amortizable intangible assets and $6.3 million in indefinite-lived intangible assets during the nine months ended September 30, 2008. Each of these transactions has been accounted for using the purchase method of accounting in accordance with SFAS No. 142, and operating results of the acquired entities from the dates of acquisition are included in our consolidated statements of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization. These acquisitions are not material, individually or collectively, to the consolidated amounts presented within our statement of operations for the nine months ended September 30, 2008.

Note 5—Taxes on Income

The effective tax rate for the three and nine months ended September 30, 2008 was 11.1% and 57.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2007 was 34.1% and 34.9%, respectively. The provision for taxes on income of $2.9 million in the three months ended September 30, 2008 decreased by 96.7% from $86.8 million in the three months ended September 30,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

2007, primarily due to the decline in 2008 annual projections based upon third quarter operating results, partly offset by the recording of a valuation allowance on certain deferred tax assets that we believe are no longer realizable. The provision for taxes on income of $36.0 million in the nine months ended September 30, 2008 decreased by 66.5% from $107.3 million in the nine months ended September 30, 2007, primarily due to the decline in 2008 annual projections based upon third quarter operating results, partly offset by the non-recognition of benefits for certain non-U.S. jurisdictions in loss positions and the recording of a valuation allowance on certain deferred tax assets that we believe are no longer realizable.

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

We conduct business globally and, as a result, file one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Brazil, Canada, France, Germany, Ireland, Italy, the Netherlands, Spain, the United Kingdom and the United States. The open tax years for these jurisdictions span from 1997 to 2007. A tax indemnification agreement entered into with Ford on the Closing Date indemnifies Hertz from U.S. federal and unitary state, and certain combined non-U.S. income tax liabilities for all periods prior to December 21, 2005.

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

Net after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of "Provision for taxes on income" in our consolidated statement of operations. During the three and nine months ended September 30, 2008, we recognized approximately $0.3 million and $1.3 million, respectively, in net after-tax interest and penalties. We had approximately $13.3 million of net after-tax interest and penalties accrued in our condensed consolidated balance sheet at September 30, 2008.

The results of operations for the nine months ended September 30, 2008 included $5.6 million, net, of out-of-period adjustments. The most significant adjustment primarily related to the three months ended December 31, 2007 in the amount of $6.5 million, which would have had a negative impact on our results of operations. These adjustments had a negative impact on our results of operations for the nine months ended September 30, 2008.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Three Months Ended September 30,
	2008	2007
Depreciation of revenue earning equipment	$553,777	$509,971
Adjustment of depreciation upon disposal of the equipment	20,758	3,810
Rents paid for vehicles leased	20,481	21,258

Total	$595,016	$535,039

	Nine Months Ended September 30,
	2008	2007
Depreciation of revenue earning equipment	$1,534,430	$1,437,306
Adjustment of depreciation upon disposal of the equipment	53,774	8,906
Rents paid for vehicles leased	70,511	52,681

Total	$1,658,715	$1,498,893

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2008 and 2007 included net losses of $9.5 million and $4.9 million, respectively, on the disposal of vehicles used in our car rental operations and a net loss of $11.3 million and a net gain of $1.1 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2008 and 2007 included net losses of $39.7 million and $16.9 million, respectively, on the disposal of vehicles used in our car rental operations and a net loss of $14.1 million and a net gain of $8.0 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and projected future market conditions and their effect on residual values at the time of disposal. During the nine months ended September 30, 2008, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $12.2 million and $22.4 million in depreciation expense for the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2008, depreciation rates in certain of our equipment rental operations were decreased and resulted in net decreases of $0.1 million and $3.9 million, respectively, in depreciation expense.

For the three months ended September 30, 2008 and 2007, our worldwide car rental operations sold approximately 53,600 and 51,300 non-program cars, respectively, a 4.5% increase. For the nine months ended September 30, 2008 and 2007, our worldwide car rental operations sold approximately 171,300 and 139,500 non-program cars, respectively, a 22.8% increase.

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

Our "Senior ABL Facility" is a senior asset-based revolving loan facility entered into by Hertz and certain of its U.S. and of its Canadian subsidiaries in connection with the Acquisition with a maximum borrowing capacity of $1,600.0 million (which was increased in February 2007 to $1,800.0 million and was decreased in September 2008 to $1,785.0 million). Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. The Senior ABL Facility matures in February 2012. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities."

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

Our "U.S. Fleet Debt" consists of approximately $4,300.0 million of asset-backed securities issued on the Closing Date by Hertz Vehicle Financing LLC, or "HVF," a special purpose entity wholly-owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the "ABS Program." An additional $600.0 million of issued asset-backed medium term notes that were issued prior to the Closing Date, or "Pre-Acquisition ABS Notes," having maturities from May 2007 to May 2009 remained outstanding under the ABS Program following the Closing Date ($430.0 million of which have subsequently matured). We have also issued approximately $1,500 million of variable funding notes on the Closing Date in two series under these facilities, none of which were funded on the Closing Date. The current capacity is $1,450.0 million. We also issued $825.0 million of 2008-1 Variable Funding Rental Car Asset-Backed Notes, or the "Series 2008-1 Notes," on September 12, 2008, which as of September 30, 2008 had not been funded. The U.S. Fleet Debt facilities have maturities ranging from February 2009 to November 2010.

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

Our "Brazilian Fleet Financing Facility" refers to the agreement dated April 4, 2007 amending and restating our Brazilian subsidiary's credit facility (which was originally included under the International Fleet Debt facilities) to, among other things, increase the facility to R$130 million (or $67.8 million, calculated using exchange rates in effect on September 30, 2008) consisting of a R$70 million (or $36.5 million) term loan facility and a R$60 million (or $31.3 million) revolving credit facility. This facility matures in December 2010.

Our "Canadian Fleet Financing Facility" refers to a Note Purchase Agreement entered into by our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, on May 30, 2007, with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian car rental fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $382.0 million). The Canadian Fleet Facility matures in May 2012.

Our "Belgian Fleet Financing Facility" consists of a secured revolving credit facility entered into by our Belgian subsidiary, Hertz Belgium BVBA on June 21, 2007, with varying facility limits of up to €25.4 million (or $36.2 million). This facility refinanced the Belgian portion of our International Fleet Debt facilities. The facility is scheduled to mature in December 2010.

Our "U.K. Leveraged Financing" consists of an agreement for a sale and leaseback facility entered into with a financial institution in the United Kingdom, or the "U.K.," by our subsidiary in the U.K., Hertz (U.K.) Limited, on December 21, 2007, under which we may sell and lease back fleet up to the value of £175.0 million (or $316.5 million). The amount available under this facility increases over the term of the facility. This facility refinanced the U.K. portion of the International Fleet Debt facilities. The facility is scheduled to mature in December 2013.

Our "International ABS Fleet Financing Facility" consists of a multi jurisdictional fleet financing initially covering Australia, France and the Netherlands. The maximum commitment under (i) the Euro denominated financing is €632.0 million (or $901.0 million) and (ii) the Australian dollar denominated financing is A$325.0 million (or $262.0 million). The expected maturity date is in December 2010.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our debt consists of the following (in thousands of dollars):

	September 30, 2008	December 31, 2007
Corporate Debt
Senior Term Facility, average interest rate: 2008, 4.2%; 2007, 6.9% (effective average interest rate: 2008, 4.2%; 2007, 7.0%); net of unamortized discount: 2008, $19,819; 2007, $23,350	$1,355,864	$1,362,702
Senior ABL Facility, average interest rate: 2008, 4.8%; 2007, 6.0% (effective average interest rate: 2008, 4.9%; 2007, 6.6%); net of unamortized discount: 2008, $15,226; 2007, $19,086	575,352	191,803
Senior Notes, average interest rate: 2008, 8.7%; 2007, 8.7%	2,120,695	2,131,370
Senior Subordinated Notes, average interest rate: 2008, 10.5%; 2007, 10.5%	600,000	600,000
Promissory Notes, average interest rate: 2008, 7.2%; 2007, 7.1% (effective average interest rate: 2008, 7.3%; 2007, 7.2%); net of unamortized discount: 2008, $4,226; 2007, $5,102	461,112	509,443
Notes payable, average interest rate: 2008, 5.6%; 2007, 5.5%	9,709	1,942
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2008, 3.8%; 2007, 13.2%	75,467	1,082
Other borrowings, average interest rate: 2008, 4.9%; 2007, 6.0%	6,552	4,516

Total Corporate Debt	5,204,751	4,802,858

Fleet Debt
U.S. Fleet Debt and pre-Acquisition ABS Notes, average interest rate: 2008, 4.4%; 2007, 4.5% (effective average interest rate: 2008, 4.4%; 2007, 4.5%); net of unamortized discount: 2008, $9,214; 2007, $3,991	4,745,786	4,603,509
International Fleet Debt, average interest rate: 2008, 6.7%; 2007, 6.1% (effective average interest rate: 2008, 6.7%; 2007, 6.1%); net of unamortized discount: 2008, $184; 2007, $279	1,377,664	1,912,386
Fleet Financing Facility, average interest rate: 2008, 4.1%; 2007, 6.3% (effective average interest rate: 2008, 4.2%; 2007, 6.3%); net of unamortized discount: 2008, $1,313; 2007, $1,641	154,187	170,359
Brazilian Fleet Financing Facility, average interest rate: 2008, 11.7%; 2007, 13.2%	66,169	62,907
Canadian Fleet Financing Facility, average interest rate: 2008, 3.8%; 2007, 5.8%	268,724	155,391
Belgian Fleet Financing Facility, average interest rate: 2008, 5.8%; 2007, 6.2%	36,203	30,044
U.K. Leveraged Financing, average interest rate: 2008, 5.9%; 2007, 4.0%	278,826	222,672
International ABS Fleet Financing Facility, average interest rate: 2008, 7.1%; 2007, N/A (effective average interest rate: 2008, 7.2%; 2007 N/A); net of unamortized discount: 2008, $3,788; 2007, N/A	711,868	—

Total Fleet Debt	7,639,427	7,157,268

Total Debt	$12,844,178	$11,960,126

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows: 2009, $5,109.4 (including $3,967.6 of other short-term borrowings, of which $3,892.1 were under long-term committed credit facilities); 2010, $2,431.3; 2011, $1,035.3; 2012, $176.4; 2013, $1,375.8; after 2013, $2,769.8.

Our short-term borrowings as of September 30, 2008 includes, among other items, the amounts outstanding under our Senior ABL Facility, International Fleet Debt facility, International ABS Fleet Financing Facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and our U.K. Leveraged Financing facility. These amounts are considered short term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not permanently expire at the time of the short term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short-term borrowings.

As of September 30, 2008, there were outstanding standby letters of credit totaling $548.9 million. Of this amount, $334.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford and $134.0 million of which was used under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of September 30, 2008, none of these letters of credit have been drawn upon.

As of September 30, 2008, the aggregate principal amount of $168.7 million (net of $1.3 million discount) of pre-Acquisition ABS Notes was outstanding and the average interest rate was 3.2%.

As of September 30, 2008, there were $30.5 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total and mature in August 2010.

International ABS Fleet Financing Facility

On July 24, 2008, HIL and certain of its subsidiaries entered into the "Amendment Agreement" to amend the International Fleet Debt facility. The Amendment Agreement, effective on July 24, 2008, reduced the borrowing margins on the Tranche A1 and Tranche A2 bridge loans of certain borrowers under the facility participating in the International ABS Fleet Financing Facility and provided an August 12, 2008 final maturity date for loans to HIL's Swiss subsidiary borrower. In August, we paid off the loan to HIL's Swiss subsidiary borrower and closed out the loan.

Also on July 24, 2008, HA Fleet Pty Ltd, RAC Finance SAS and Stuurgroep Fleet (Netherlands) B.V., special-purpose indirect subsidiaries of HIL, each a "FleetCo," closed on the International ABS Fleet Financing Facility, initially covering Australia, France and the Netherlands, respectively, or the "Relevant Jurisdictions."

The funds under the new fleet financing will be used to (i) initially repay in whole the FleetCos' portion of indebtedness under the International Fleet Debt facility and the FleetCos' existing inter-company borrowings related to the acquisition of vehicles and (ii) finance the acquisition of vehicles from time to time in the Relevant Jurisdictions.

International Fleet Financing No. 1 B.V, the issuer of the fleet financing, or the "Issuer," is a special purpose entity incorporated as a Dutch B.V. under the laws of the Netherlands. Of the shares of the Issuer, 75% are held by a charitable trust and 25% are owned by Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of HIL.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The expected maturity date is in December 2010 (when the FleetCos' obligations to the Issuer are scheduled to come due). The maximum commitment under (i) the Euro denominated financing is €632.0 million (or $901.0 million) and (ii) the Australian dollar denominated financing is A$325 million (or $262 million). On July 24, 2008, actual issuance to the French FleetCo, the Dutch FleetCo and the Australian FleetCo was €230.4 million (or $328.4 million), €35.9 million (or $51.2 million) and A$151.9 million (or $122.4 million), respectively.

Series 2008-1 Notes

On September 12, 2008, HVF completed the closing of a new variable funding note facility referred to as the Series 2008-1 Notes. This series is not subject to a financial guaranty, including from either MBIA or Ambac. The aggregate principal amount of such facility is not to exceed $825.0 million and such facility is available to HVF on a revolving basis. The Series 2008-1 Notes were not funded on the closing date.

The Series 2008-1 Notes are secured primarily by, among other things, a pledge in (i) collateral owned by HVF, including substantially all of the U.S. car rental fleet that Hertz uses in its daily rental operations, a portion of which is subject to repurchase programs with vehicle manufacturers, (ii) the related manufacturer receivables, (iii) all rights of HVF under a lease agreement between Hertz and HVF relating to such U.S. car rental fleet, and (iv) all monies on deposit from time to time in certain collection and cash collateral accounts and all proceeds thereof. The assets of HVF, including the U.S. car rental fleet owned by HVF, will not be available to satisfy the claims of our general creditors.

The expected final maturity date of the Series 2008-1 Notes is August 2010. The Series 2008-1 Notes bear interest at variable rates partially based upon their rating. The Series 2008-1 Notes are currently rated "A" by Standard & Poor's Ratings Services and "A2" by Moody's Investors Service and based on these ratings the borrowing spread is approximately 150 basis points higher than HVF's existing variable funding notes.

Pursuant to a note purchase agreement, HVF sold the Series 2008-1 Notes to each of Deutsche Bank AG, New York Branch, Nantucket Funding Corp. LLC, (an affiliate of Deutsche Bank AG, New York Branch), Sheffield Receivables Corporation (an affiliate of Barclays Bank PLC), and Merrill Lynch Mortgage Capital Inc. The Series 2008-1 Notes were issued pursuant to a series supplement to HVF's indenture, or the "Indenture," with The Bank of New York Mellon Trust Company, N.A., as trustee.

The Series 2008-1 Notes are subject to events of default and amortization events that are customary in nature for U.S. rental car asset-backed securitizations of this type, including non-payment of principal or interest, violation of covenants, material inaccuracy of representations or warranties, failure to maintain certain enhancement levels and insolvency or certain bankruptcy events. The occurrence of an amortization event or event of default could result in the acceleration of principal of the Series 2008-1 Notes and the liquidation of vehicles in the U.S. car rental fleet.

HVF is subject to numerous restrictive covenants under the Indenture and related agreements, including restrictive covenants with respect to liens, indebtedness, benefit plans, mergers, disposition of assets, acquisition of assets, dividends, officers compensation, investments, agreements, the types of business it may conduct and other customary covenants for a bankruptcy-remote special purpose entity.

Certain of the purchasers of the Series 2008-1 Notes, the administrative agent and the trustee, and their respective affiliates, have performed, and may in the future perform, various investment banking, commercial banking, and other financial advisory services for us for which they have received and will receive, customary fees and expenses, and such parties are also participants in other of our credit facilities.

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

The U.K. Leveraged Financing facility is guaranteed by HIL.

The International ABS Fleet Financing Facility is secured by our fleet in each of the Relevant Jurisdictions. Each of the Fleetcos' portion of the facility is guaranteed by its respective Hertz vehicle rental company in each of the Relevant Jurisdictions. In certain cases, the International ABS Fleet Financing Facility is guaranteed by HIL or its subsidiary Hertz Europe Limited.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities, the Fleet Financing Facility, the Brazilian Fleet Financing Facility, the Canadian Fleet Financing Facility, the Belgian Fleet Financing Facility, the U.K. Leveraged Financing and the International ABS Fleet Financing Facility. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian HERC business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of September 30, 2008, we were in compliance with all of these financial covenants.

Derivatives

We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow and interest rate exposure. See Note 13—Fair Value Measurements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Credit Facilities

As of September 30, 2008, the following credit facilities were available for the use of Hertz and its subsidiaries:

  •
  The Senior Term Facility had approximately $25.4 million available under the letter of credit facility.

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,076.9 million of remaining capacity, all of which was available under the borrowing base limitation and $82.4 million of which was available under the letter of credit facility sublimit.

  •
  The U.S. Fleet Debt had approximately $1,843.7 million of remaining capacity, of which $28.8 million was available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The International Fleet Debt facilities had the foreign currency equivalent of approximately $515.2 million of remaining capacity, of which $115.1 million was available under the borrowing base limitation.

  •
  The Fleet Financing Facility had approximately $120.8 million of remaining capacity, of which none was available under the borrowing base limitation.

  •
  The Brazilian Fleet Financing Facility had the foreign currency equivalent of approximately $1.0 million of remaining capacity, of which none was available under the borrowing base limitation.

  •
  The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $113.3 million of remaining capacity, of which none was available under the borrowing base limitation.

  •
  The Belgian Fleet Financing Facility had no remaining capacity.

  •
  The U.K. Leveraged Financing facility had the foreign currency equivalent of approximately $1.5 million of remaining capacity, of which none was available under the borrowing base limitation.

  •
  The International ABS Fleet Financing Facility had the foreign currency equivalent of approximately $183.7 million of remaining capacity, of which $132.9 million was available under the borrowing base limitation.

As noted above, subject to borrowing base limitations, we had $2,779.2 million available under our various fleet financing facilities and $1,076.9 million available under our various corporate debt facilities.

As of September 30, 2008, substantially all of our assets were pledged under one or more of the facilities noted above. As of September 30, 2008 and December 31, 2007, accrued interest was $84.2 million and $138.3 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities."

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and post-retirement (including health care, life insurance and auto) expense (in millions of dollars):

	Three Months Ended September 30,
	Pension Benefits
					Post-retirement Benefits (U.S.)
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$5.0	$5.8	$1.6	$2.9	$—	$0.1
Interest cost	6.6	6.5	2.1	2.7	0.1	0.2
Expected return on plan assets	(6.2)	(6.5)	(2.3)	(2.9)	—	—
Net amortizations	(0.3)	0.1	(0.1)	—	(2.6)	—
Settlement/curtailment (gain) loss	0.2	1.5	—	—	—	(0.1)

Net pension/postretirement expense	$5.3	$7.4	$1.3	$2.7	$(2.5)	$0.2

	Nine Months Ended September 30,
	Pension Benefits
					Post-retirement Benefits (U.S.)
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$18.0	$19.4	$5.9	$8.2	$0.1	$0.3
Interest cost	20.3	18.9	7.5	7.7	0.5	0.7
Expected return on plan assets	(18.5)	(19.3)	(8.3)	(8.2)	—	—
Net amortizations	0.2	0.2	(0.5)	—	(2.8)	(0.1)
Settlement/curtailment (gain) loss	2.5	1.2	—	(0.1)	—	0.1

Net pension/postretirement expense	$22.5	$20.4	$4.6	$7.6	$(2.2)	$1.0

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, we make contributions beyond those legally required. In the three months ended September 30, 2008, a contribution of $1.5 million was made to the Cash Balance Plan for the 2007 plan year. For the three and nine months ended September 30, 2008, we contributed $9.7 million and $29.6 million, respectively, to our funded worldwide pension plans, including discretionary contributions of $4.9 million and $7.2 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans.

We participate in various "multiemployer" pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participation in one of these plans, applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our condensed consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

decide to discontinue participation in a plan, and in that event we could face a withdrawal liability. Some multiemployer plans, including one in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

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

The Omnibus Plan provides that no further awards will be granted pursuant to the Stock Incentive Plan and the Director Plan, or the "Prior Plans." However, awards that had been previously granted pursuant to the Prior Plans will continue to be subject to and governed by the terms of the Prior Plans. As of September 30, 2008, there were 15.2 million shares of Hertz Holdings' common stock underlying such outstanding awards.

In addition to the 15.2 million shares underlying outstanding awards as of September 30, 2008, we had 16.6 million shares of Hertz Holdings' common stock available for issuance under the Omnibus Plan. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

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

In August 2008, Hertz Holdings granted options to acquire 861,300 shares of Hertz Holdings' common stock to key executives, employees and non-management directors at an exercise price of $8.61 under the Omnibus Plan.

We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R, "Share-Based Payment." The options are being accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the Prior Plans and the Omnibus Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

For the three and nine months ended September 30, 2008, we recognized compensation cost of approximately $6.8 million ($4.2 million, net of tax) and $20.3 million ($12.5 million, net of tax), respectively for options granted pursuant to our Prior Plans and the Omnibus Plan. As of September 30, 2008, there was approximately $72.0 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Prior Plans and Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 1.8 years, on a weighted average basis, of the requisite service period that began on the grant dates.

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

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. The contribution of our reportable segments to revenues and adjusted pre-tax income and the reconciliation to consolidated amounts for the three and nine months ended September 30, 2008 and 2007 are summarized below (in millions of dollars).

	Three Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income
	2008	2007	2008	2007
Car rental	$1,986.5	$1,982.2	$167.1	$301.1
Equipment rental	433.1	464.9	81.1	109.2

Total reportable segments	2,419.6	2,447.1	248.2	410.3
Other	2.3	2.5

Total	$2,421.9	$2,449.6

Adjustments:
Other reconciling items(a)			(79.2)	(75.5)
Purchase accounting(b)			(25.2)	(23.3)
Non-cash debt charges(c)			(20.2)	(34.8)
Restructuring charges			(74.9)	(16.1)
Restructuring related charges(d)			(10.1)	—
Management transition costs			—	(7.8)
Unrealized loss on derivatives(e)			(15.0)	(7.0)
Vacation accrual adjustment(f)			2.5	9.2

Income before income taxes and minority interest			$26.1	$255.0

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Nine Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income
	2008	2007	2008	2007
Car rental	$5,442.8	$5,252.2	$355.8	$480.9
Equipment rental	1,287.4	1,287.8	225.9	271.5

Total reportable segments	6,730.2	6,540.0	581.7	752.4
Other	6.1	6.8

Total	$6,736.3	$6,546.8

Adjustments:
Other reconciling items(a)			(241.2)	(244.3)
Purchase accounting(b)			(74.4)	(69.0)
Non-cash debt charges(c)			(56.4)	(87.3)
Restructuring charges			(127.2)	(65.4)
Restructuring related charges(d)			(21.0)	—
Management transition costs			(1.3)	(11.0)
Unrealized gain (loss) on derivatives(e)			(12.0)	3.2
Realized gain on derivatives(e)			14.8	—
Vacation accrual adjustment(f)			—	28.8

Income before income taxes and minority interest			$63.0	$307.4

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

(c)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three and nine months ended September 30, 2008, also includes $2.8 million and $7.8 million, respectively, associated with the ineffectiveness of the HVF swaps. For the three and nine months ended September 30, 2007, also includes $17.7 million associated with the ineffectiveness of the HVF swaps. Additionally, in the nine months ended September 30, 2007, includes the write off of $16.2 million of unamortized debt costs associated with a debt modification.

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

(e)
Represents unrealized gains and losses and a realized gain on interest rate swaptions.

(f)
Represents increases and decreases in the employee vacation accrual relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

The increase in total assets from December 31, 2007 to September 30, 2008 in our condensed consolidated balance sheet was primarily due to increases in revenue earning vehicles in our car rental segment and receivables, partly offset by decreases in revenue earning equipment in our equipment rental segment and restricted cash.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 11—Comprehensive Income (Loss)

Accumulated other comprehensive income as of September 30, 2008 and December 31, 2007 primarily includes accumulated translation gains of $147.8 million and $217.9 million, respectively, changes in unrecognized net periodic pension and postretirement costs of $6.8 million and $26.1 million, respectively, partly offset by unrealized losses on cash flow hedges of $51.4 million and $45.6 million, respectively, and unrealized losses on our Euro-denominated debt of $21.3 million and $27.8 million, respectively.

Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands of dollars):

	Three Months Ended September 30,
	2008	2007
Net income	$17,529	$162,624

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(134,108)	56,535
Unrealized gain on available-for-sale securities	67	32
Unrealized gain (loss) on Euro-denominated debt	20,773	(9,371)
Change in unrecognized net periodic pension and postretirement cost	(19,056)	(2)
Change in fair value of cash flow hedges	(4,835)	(27,414)

Total other comprehensive income (loss)	(137,159)	19,780

Comprehensive income (loss)	$(119,630)	$182,404

	Nine Months Ended September 30,
	2008	2007
Net income	$10,927	$185,759

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(70,103)	94,022
Unrealized gain (loss) on available-for-sale securities	9	(41)
Unrealized gain (loss) on Euro-denominated debt	6,485	(13,484)
Change in unrecognized net periodic pension and postretirement cost	(19,241)	15,736
Change in fair value of cash flow hedges	(5,783)	(16,368)

Total other comprehensive income (loss)	(88,633)	79,865

Comprehensive income (loss)	$(77,706)	$265,624

Note 12—Restructuring

As part of our ongoing effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and business process reengineering to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations and evaluating outsourcing opportunities. When we make

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

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

During 2007, we began to implement cost saving initiatives in our European operations, and we are continuing implementation of these measures in 2008. Additionally, during the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions globally, relating to real estate facilities management and construction, procurement and information technology. The contracts related to these outsourced functions were completed during the first quarter of 2008. Substantially all of the selected functions in these areas have been transitioned to the third-party service providers by the end of the third quarter of 2008.

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

During the third quarter of 2008, our equipment rental business incurred charges for asset impairments, losses on disposal of surplus equipment and recognition of future facility lease obligations related to branch closings in the U.S. and Europe. Our U.S. car rental business, in order to streamline operations and reduce costs, initiated the closure of 48 off-airport locations and incurred a charge related to facility lease obligations. Additionally, to address the challenging economic environment, we introduced a voluntary employment separation program in our U.S. operations as well as initiating involuntary employee severance actions globally. The third quarter restructuring charges included employee termination liabilities covering approximately 1,400 employees.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

For the three months ended September 30, 2008, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $74.9 million, which is composed of $38.5 million of termination benefits, $23.5 million in asset impairment charges, $7.9 million in facility lease obligations, $2.2 million in consulting costs, $0.2 million in pension settlement losses and $2.6 million of other restructuring charges.

For the nine months ended September 30, 2008, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $127.2 million, which is composed of $62.5 million of termination benefits, $34.1 million in asset impairment charges, $11.6 million in facility lease obligations, $9.6 million in consulting costs, $1.2 million in pension settlement losses and $8.2 million of other restructuring charges.

Additional efficiency and cost saving initiatives may be developed during the fourth quarter of 2008. However, we presently do not have firm plans or estimates of any related expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in thousands of dollars):

	Three Months Ended September 30,
	2008	2007
By Caption:
Direct operating	$55,746	$5,462
Selling, general and administrative	19,112	10,648

Total	$74,858	$16,110

	Nine Months Ended September 30,
	2008	2007
By Caption:
Direct operating	$87,117	$30,356
Selling, general and administrative	39,995	35,039

Total	$127,112	$65,395

	Three Months Ended September 30,
	2008	2007
By Segment:
Car rental	$36,318	$11,868
Equipment rental	36,563	449
Other reconciling items	1,977	3,793

Total	$74,858	$16,110

	Nine Months Ended September 30,
	2008	2007
By Segment:
Car rental	$64,567	$46,279
Equipment rental	54,971	3,383
Other reconciling items	7,574	15,733

Total	$127,112	$65,395

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our condensed consolidated balance sheet as of September 30, 2008, included accruals of $52.4 million relating to the restructuring program. We expect to pay substantially all of the remaining restructuring obligations by the end of the second quarter 2009. The following table sets forth the activity affecting the accrual during the nine months ended September 30, 2008 (in thousands of dollars):

	Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2008	$15,190	$105	$2,105	$788	$18,188
Charges incurred	62,459	1,183	9,608	53,862	127,112
Cash payments	(31,319)	(11)	(11,133)	(9,514)	(51,977)
Other(1)	(1,891)	(1,175)	(7)	(37,885)	(40,958)

Balance as of September 30, 2008	$44,439	$102	$573	$7,251	$52,365

(1)
Consists of an increase of $31.2 million for the impairment of revenue earning equipment, $6.4 million in facility lease obligations, $2.9 million for the impairment of fixed assets, $1.1 million in pension and post retirement liabilities and $0.5 million for health benefits, partly offset by $(1.1) million loss in foreign currency translation, which have been included within "Accumulated other comprehensive income" on our condensed consolidated balance sheet.

Note 13—Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157 except as they relate to our non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which provisions become effective for us beginning in January 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands of dollars):

September 30, 2008(1)
Assets:
HIL swaptions	$7,614
Foreign currency options	674
Interest rate caps	394

Total assets	$8,682

Liabilities:
HVF swaps(2)	$67,584
Interest rate caps	394

Total liabilities	$67,978

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Derivative Instruments and Hedging Activities

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the HVF Swaps from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the HVF Swaps, which range from approximately 1 to 3 years. For the three and nine months ended September 30, 2008, we recorded an expense of $2.8 million and $7.8 million, respectively, and for the three and nine months ended September 30, 2007, we recorded an expense of $17.7 million in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of the HVF Swaps. The ineffectiveness resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the HVF Swaps. The effective portion of the change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive income." As of September 30, 2008 and December 31, 2007, the balance reflected in "Accumulated other comprehensive income" was a loss of $51.4 million (net of tax of $32.8 million) and $45.6 million (net of tax of $29.0 million), respectively. As of September 30, 2008 and December 31, 2007, the fair value of the HVF Swaps was a liability of $67.6 million and $50.2 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities." The fair value of the HVF Swaps was calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

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

An "event of bankruptcy" (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA Insurance Corporation or Ambac Assurance Corporation would constitute an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility or series, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the affected facility or series instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer event of bankruptcy could lead to consequences that have a material

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million and were due to expire on June 5, 2008. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. As of September 30, 2008 and December 31, 2007, the fair value of the swaptions was €5.3 million (or $7.6 million) and €6.2 million (or $9.2 million), respectively, which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the HIL swaptions was calculated using a discounted cash flow method and applying observable market data. During the three and nine months ended September 30, 2008, the fair value adjustments related to these swaptions were a loss of $15.0 million (unrealized loss on the new swaptions) and a gain $2.8 million ($14.8 million realized gain on sale of the old swaptions and a net $12.0 million unrealized loss on the old and new swaptions), respectively, which were recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. During the three and nine months ended September 30, 2007, the fair value adjustments related to these swaptions was a loss of $6.9 million and a gain of $3.0 million, respectively, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties.

We have purchased foreign currency option contracts to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of September 30, 2008, were approximately $0.5 million, and we limit counterparties to financial institutions that have strong credit ratings. As of September 30, 2008 and December 31, 2007, the fair value of all outstanding foreign currency option contracts was approximately $0.7 million and $0.1 million, respectively, which was recorded in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign currency option contracts was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

On September 12, 2008, a supplement was signed to the Indenture, dated as of August 1, 2006, between HVF and the Bank of New York Mellon Trust Company, N.A. This supplement created the Series 2008-1 Notes for issuance by HVF. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF acquired an interest rate cap in an amount equal to the Series 2008-1 maximum principal amount of $825.0 million with a strike rate of 7% and a term until August 15, 2011. HVF bought the cap on the date the supplement was signed for $0.4 million. In connection with this

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

interest rate cap, Hertz sold an equal and opposite cap for $0.3 million. The fair value of these interest rate caps on September 30, 2008 were an asset of $0.4 million and a liability of $0.4 million. The fair value of these interest rate caps was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

Note 14—Related Party Transactions

Relationship with Ford

Prior to the Acquisition, we were an indirect, wholly-owned subsidiary of Ford. While we were a subsidiary of Ford, we and certain of our subsidiaries had entered into contracts, or other transactions or relationships, with Ford or subsidiaries of Ford, the most significant of which are described below.

Car purchases/repurchases and advertising arrangements

On July 5, 2005, Hertz, one of its wholly-owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expiring August 31, 2010, that covers the 2005 through 2010 vehicle model years.

During the nine months ended September 30, 2008, we purchased cars from Ford and its subsidiaries at a cost of approximately $2,304.6 million and sold cars to Ford and its subsidiaries under various repurchase programs for approximately $809.9 million.

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

Director Compensation Policy

Our directors who are also members of the board of directors of Hertz Holdings receive no additional compensation for serving on our board of directors or any committee of our board of directors. Currently all members of our board are also members of the board of director of Hertz Holdings. The compensation expense of the Hertz Holdings' directors is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

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

A director recognizes ordinary income upon exercising options granted in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and we have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual generally recognizes ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and we have a corresponding tax deduction at that time. For the three and nine months ended September 30, 2008, we recognized $0.5 million and $1.4 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses. For the three and nine months ended September 30, 2007, we recognized $0.4 million and $1.3 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

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

Financing Arrangements with Related Parties

Affiliates of ML Global Private Equity, L.P. and its related funds (which are stockholders of Hertz Holdings) and of Merrill Lynch & Co., or "ML," one of the underwriters in the initial public offering of the common

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

stock of Hertz Holdings and the June 2007 secondary offering by the Sponsors, were lenders under the Hertz Holdings Loan Facility (which was repaid with the proceeds of Hertz Holdings' initial public offering), are lenders under the original and amended Senior Term Facility, the original and amended Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes, the Senior Subordinated Notes and the Series 2008-1 Notes; acted as structuring advisors and agents under our ABS Program; and acted as dealer managers and solicitation agents for our tender offers for our existing debt securities in connection with the Acquisition.

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this new facility is $100 million. The facility expires on June 29, 2012, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus the margin in effect for the Eurocurrency Loans under our Senior ABL Facility. As of September 30, 2008, $16.0 million in borrowings were outstanding.

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

Note 15—Commitments and Contingencies

Off-Balance Sheet Commitments

As of September 30, 2008 and December 31, 2007, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2008 and December 31, 2007, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $2.6 million and $2.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

Consumer or Supplier Class Actions

  1.
  Fuel and Service Charge

    On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purports to be a class action filed alternatively on behalf of all persons who were charged a Fuel and Service Charge, or "FSC," by us or all Texas residents who were charged a FSC by us. The petition alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff seeks an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

    our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In response to various motions by us, the plaintiff filed two amended petitions, which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff is seeking punitive damages. After some limited discovery, we filed a motion for summary judgment in December 2004. That motion was denied in January 2005. The parties then engaged in more extensive discovery. In April 2006, the plaintiff further amended his petition by adding a cause of action for fraudulent misrepresentation and, at the plaintiff's request, a hearing on the plaintiff's motion for class certification was scheduled for August 2006. In May 2006, the plaintiff filed a fourth amended petition which deleted the cause of action for conversion and the plaintiff also filed a first amended motion for class certification in anticipation of the August 2006 hearing on class certification. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charged a FSC in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We then filed an interlocutory appeal of the class certification order with the Court of Appeals, Thirteenth District of Texas. After briefing and oral argument, the appellate court, in July 2008, reversed the trial court's order, decertified the class and remanded the case to the trial court for further proceedings. The case was then settled and a "take nothing judgment" was entered at the trial court in September of 2008 indicating that the plaintiff took nothing on his claims against the defendants with a final judgment being entered with prejudice.

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

  4.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purports to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiff asserts violations of the Telephone Consumer Protection Act, 47 U.S.C. Section 227, and common law conversion and the plaintiff is seeking damages and costs of suit. In June 2007, we removed this action to the United States District Court for the District of Kansas. In February 2008, the case was remanded to the District Court of Wyandotte County, Kansas. In April 2008, the court granted our motion to transfer venue and the case was subsequently transferred to the District Court of Johnson County, Kansas. In October 2008, the plaintiff voluntarily dismissed its conversion claim, without prejudice.

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

    On December 13, 2007, Thomas J. Comiskey, on behalf of himself and all others similarly situated v. Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, Hertz Corporation, Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., The California Travel and Tourism Commission, and Dale E. Bonner was commenced in the United States District Court for the Central District of California. Comiskey purports to be a class action brought on behalf of all persons and entities that have paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on January 1, 2007. The complaint alleges that California's Passenger Car Rental Industry Tourism Assessment Program, as included in the California Tourism Marketing Act, violates the United States Constitution's Commerce Clause and First Amendment, both directly and in violation of 42 U.S.C. § 1983, Article I, §§ 2 and 3 of the California Constitution, and Article XIX, § 2 of the California Constitution. The complaint seeks injunctive and declaratory relief, that all unspent assessments collected and to be collected be held in trust, damages, interest, attorneys' fees, and costs. On December 14, 2007, Isabel S. Cohen filed in the United States District Court for the Central District of California a complaint virtually identical to that filed in Comiskey. In February 2008, the court consolidated Comiskey and Cohen, captioned the consolidated action "In re Tourism Assessment Fee Litigation," and ordered the plaintiffs to serve a single consolidated class action complaint. In April 2008, we filed a motion to dismiss the consolidated complaint and we also filed a motion to transfer the case to the United States District Court for the Southern District of California for potential consolidation with the Shames case. In September 2008, the United States District Court for the Central District of California granted the rental car defendants' motion to transfer the In re Tourism Assessment Fee Litigation to the United States District Court for the Southern District of California.

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

Note 16—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2008 and December 31, 2007 and the Condensed Consolidating Statements of Operations for the three and nine month periods ended September 30, 2008 and 2007, and Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, of (a) The Hertz Corporation, or "the Parent"; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$241,599	$17,879	$471,798	$—	$731,276
Restricted cash	33,185	34,097	446,766	—	514,048
Receivables, less allowance for doubtful accounts	219,264	229,166	1,455,717	—	1,904,147
Due from Hertz affiliate	5,653,011	55,274	4,538,641	(10,246,926)	—
Inventories, at lower cost or market	29,344	56,984	43,330	—-	129,658
Prepaid expenses and other assets	728,833	6,406	173,574	(561,938)	346,875
Revenue earning equipment, net	17,317	1,792,178	9,074,762	—	10,884,257
Property and equipment, net	762,548	231,390	326,676	—	1,320,614
Investment in subsidiaries, net	5,457,355	47,669	—	(5,505,024)	—
Other intangible assets, net	153,459	2,791,074	144,854	—	3,089,387
Goodwill	70,510	521,651	382,494	—	974,655

Total assets	$13,366,425	$5,783,768	$17,058,612	$(16,313,888)	$19,894,917

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
Accounts payable	$193,892	$66,638	$599,660	$—	$860,190
Due to Hertz affiliate	4,622,472	1,009,870	4,630,585	(10,246,926)	16,001
Accrued liabilities	516,619	32,707	477,035	—	1,026,361
Accrued taxes	98,260	27,790	51,459	—	177,509
Debt	4,974,811	271	7,869,096	—	12,844,178
Public liability and property damage	125,454	18,192	181,982	—	325,628
Deferred taxes on income	—	1,634,182	713,665	(561,938)	1,785,909

Total liabilities	10,531,508	2,789,650	14,523,482	(10,808,864)	17,035,776

Minority interest	—	—	24,224	—	24,224
Stockholder's equity	2,834,917	2,994,118	2,510,906	(5,505,024)	2,834,917

Total liabilities, minority interest and stockholder's equity	$13,366,425	$5,783,768	$17,058,612	$(16,313,888)	$19,894,917

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,150,333	$305,963	$1,609,440	$(643,862)	$2,421,874

Expenses:
Direct operating	654,985	167,247	529,558	—	1,351,790
Depreciation of revenue earning equipment	594,704	64,453	579,721	(643,862)	595,016
Selling, general and administrative	90,638	27,296	116,344	—	234,278
Interest, net of interest income	77,907	14,940	121,884	—	214,731

Total expenses	1,418,234	273,936	1,347,507	(643,862)	2,395,815

(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(267,901)	32,027	261,933	—	26,059
Benefit (provision) for taxes on income	81,834	7,842	(92,565)	—	(2,889)
Minority interest	—	—	(5,641)	—	(5,641)
Equity in earnings (losses) of subsidiaries (net of tax)	203,596	(3,141)	—	(200,455)	—

Net income (loss)	$17,529	$36,728	$163,727	$(200,455)	$17,529

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,261,365	$890,715	$4,478,721	$(1,894,489)	$6,736,312

Expenses:
Direct operating	1,863,222	482,756	1,455,849	—	3,801,827
Depreciation of revenue earning equipment	1,723,569	181,359	1,648,276	(1,894,489)	1,658,715
Selling, general and administrative	240,255	85,172	270,215	—	595,642
Interest, net of interest income	232,944	52,095	332,081	—	617,120

Total expenses	4,059,990	801,382	3,706,421	(1,894,489)	6,673,304

(Loss) income before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(798,625)	89,333	772,300	—	63,008
Benefit (provision) for taxes on income	286,540	(8,971)	(313,504)	—	(35,935)
Minority interest	—	—	(16,146)	—	(16,146)
Equity in earnings (losses) of subsidiaries (net of tax)	523,012	(9,798)	—	(513,214)	—

Net income (loss)	$10,927	$70,564	$442,650	$(513,214)	$10,927

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash (used in) provided by operating activities	$(346,236)	$10,749	$1,909,898	$—	$1,574,411

Cash flows from investing activities:
Net change in restricted cash	—	—	146,084	—	146,084
Revenue earning equipment expenditures	(9,219)	(99,791)	(8,528,175)	—	(8,637,185)
Proceeds from disposal of revenue earning equipment	10,576	140,196	5,984,969	—	6,135,741
Property and equipment expenditures	(63,998)	(19,853)	(65,588)	—	(149,439)
Proceeds from disposal of property and equipment	12,090	170	24,486	—	36,746
Acquisitions, net of cash acquired	(925)	(17,606)	(50,333)	—	(68,864)
Other investing activities	—	—	82	—	82

Net cash (used in) provided by investing activities	(51,476)	3,116	(2,488,475)	—	(2,536,835)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,210	—	9,147	—	19,357
Repayment of long-term debt	(61,968)	(51)	(300,757)	—	(362,776)
Short-term borrowings:
Proceeds	—	—	391,131	—	391,131
Repayments	—	—	(302,856)	—	(302,856)
Ninety day term or less, net	595,985	(13,912)	712,135	—	1,294,208
Payment of financing costs	(8,250)	—	(25,589)	—	(33,839)
Loan with Hertz affiliate	7,519	—	—	—	7,519
Distributions to minority interest	—	—	(12,950)	—	(12,950)

Net cash provided by (used in) financing activities	543,496	(13,963)	470,261	—	999,794

Effect of foreign exchange rate changes on cash and equivalents	—	—	(35,787)	—	(35,787)

Net increase (decrease) in cash and equivalents during the period	145,784	(98)	(144,103)	—	1,583
Cash and equivalents at beginning of period	95,815	17,977	615,901	—	729,693

Cash and equivalents at end of period	$241,599	$17,879	$471,798	$—	$731,276

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by operating activities	$372,863	$220,201	$1,618,700	$—	$2,211,764

Cash flows from investing activities:
Net change in restricted cash	—	—	124,087	—	124,087
Revenue earning equipment expenditures	(44,287)	(363,078)	(9,161,852)	—	(9,569,217)
Proceeds from disposal of revenue earning equipment	33,999	107,872	6,432,140	—	6,574,011
Property and equipment expenditures	(61,337)	(29,328)	(53,463)	—	(144,128)
Proceeds from disposal of property and equipment	14,270	7,196	31,677	—	53,143
Licensee acquisitions	(782)	—	(9,789)		(10,571)
Other investing activities	—	—	(190)	—	(190)

Net cash used in investing activities	(58,137)	(277,338)	(2,637,390)	—	(2,972,865)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	774	165	4,934	—	5,873
Repayment of long-term debt	(722,995)	(66)	(234,496)	—	(957,557)
Short-term borrowings:
Proceeds	—	—	695,000	—	695,000
Repayments	—	—	(225,000)	—	(225,000)
Ninety day term or less, net	215,540	4,060	757,011	—	976,611
Payment of financing costs	(13,113)	—	(11,152)	—	(24,265)
Loan with Hertz affiliate	8,348	—	—	—	8,348
Distributions to minority interest	—	—	(5,775)	—	(5,775)

Net cash (used in) provided by financing activities	(511,446)	4,159	980,522	—	473,235

Effect of foreign exchange rate changes on cash and equivalents	—	—	13,191	—	13,191

Net decrease in cash and equivalents during the period	(196,720)	(52,978)	(24,977)	—	(274,675)
Cash and equivalents at beginning of period	212,709	65,083	394,039	—	671,831

Cash and equivalents at end of period	$15,989	$12,105	$369,062	$—	$397,156

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained or incorporated by reference in this Report including, without limitation, those concerning our liquidity and capital resources, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our results of operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity and availability to us of additional or continued sources of financing for our revenue earning equipment and financial instability of insurance companies providing financial guarantees for asset-backed securities; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; fuel costs; future acquisitions and dispositions; litigation; potential and contingent liabilities; management's plans; taxes; tangible and intangible asset impairment charges; and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements often include words such as "believes," "expects," "projects," "anticipates," "intends," "plans," "estimates," "seeks," "will," "may," "should," "forecasts" or similar expressions.

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

In September 2008, Bank of America Corporation announced it was acquiring the parent company of MLGPE, Merrill Lynch & Co., Inc. Once this acquisition closes it will indirectly alter the ownership of Hertz Holdings' capital stock. As a consequence, when combined with prior ownership changes Hertz Holdings had during the previous three years, this event will likely constitute an "ownership change" for U.S. income tax purposes. An ownership change will result in an annual limitation on the utilization of tax net operating losses and credits generated prior to the ownership change. Based on preliminary analysis, the limitation is not expected to have a material impact on cash taxes and will not result in a permanent loss of net operating losses, only deferred utilization of the losses.

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

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. The United States and intentional markets are currently experiencing a significant decline in economic activities, including a tightening of credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. During the three months ended September 30, 2008, this resulted in a rapid decline in the volume of car rental transactions, an increase in depreciation and fleet related costs as a percentage of revenue, lower industry pricing and lower residual values for the non-program cars that we sold. See "Item 1A—Risk Factors—Risks Related to Our Business" in this Report.

In response to this economic downturn, we implemented aggressive strategic actions to reduce costs and improve liquidity. These actions include:

  •
  Further reducing wage and benefit costs—headcount has been reduced by almost 7,100 full-time employees, or 22%, since August 2006. This includes a program we initiated in September to reduce headcount by about 1,400 employees.

  •
  Accelerating vehicle and equipment deletions and at least temporarily delaying additions to right-size the fleet to current demand levels. In the three months ended September 30, 2008, we sold approximately 4,500 more cars in the U.S. than during the same period in 2007 which contributed to a 4.5% decrease in the average U.S. fleet as compared to the prior year.

  •
  Rationalizing our location footprint, closing 80 net locations while adding others, primarily in the U.S. off-airport market, to accommodate new business.

  •
  Implementing recent, significant price increases in our major businesses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We believe these actions will enhance our liquidity going forward and especially in the fourth quarter when we traditionally generate most of our cash flow. As of September 30, 2008, we had approximately $4.6 billion of liquidity, comprised of $0.7 billion in unrestricted cash, $1.1 billion in unfunded corporate debt capacity and $2.8 billion in unfunded fleet debt capacity (including an $825 million variable note facility closed in September 2008), both subject to borrowing base availability. See "Liquidity and Capital Resources" in this Item 2.

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price or residual values of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. In the United States, 2007 model year program vehicle depreciation costs rose approximately 15% and per-car depreciation costs for 2007 model year U.S. non-program cars declined as compared to 2006. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we purchased as non-program cars and other actions we took to mitigate program car cost increases, our net per-car depreciation costs for 2007 model year cars in the United States have increased by less than 3% from our net per-car depreciation costs for 2006 model year U.S. cars. We continue to have an overall strategy of increasing the proportion of non-program cars we have in our worldwide fleet. However, given the recent economic downturn described above, we sold a higher proportion of non-program cars during the third quarter, when the used car market is traditionally stronger, to reduce exposure to residual value declines in the fourth quarter. Accordingly, as of September 30, 2008, the percentage of non-program cars in the U.S. fleet decreased slightly from 63% to 59% as compared to September 30, 2007. Internationally, as of September 30, 2008, the percentage of non-program cars was 55%, compared to 46% as of September 30, 2008.

We expect 2008 vehicle depreciation costs year over year to increase in the mid single digits in the United States and by approximately 15% in Europe. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

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

As part of our ongoing effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and business process reengineering to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations and evaluating outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

During 2007, we began to implement cost saving initiatives in our European operations, and we are continuing implementation of these measures in 2008. Additionally, during the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions globally, relating to real estate facilities management and construction, procurement and information technology. The contracts related to these outsourced functions were completed during the first quarter of 2008. Substantially all of the selected functions in these areas have been transitioned to the third-party service providers by the end of the third quarter of 2008.

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

During the third quarter of 2008, our equipment rental business incurred charges for asset impairments, losses on disposal of surplus equipment and recognition of future facility lease obligations related to branch closings in the U.S. and Europe. Our U.S. car rental business, in order to streamline operations and reduce costs, initiated the closure of 48 off-airport locations and incurred a charge related to facility lease obligations. Additionally, to address the challenging economic environment, we introduced a voluntary employment separation program in our U.S. operations as well as initiating involuntary employee severance actions globally. The third quarter restructuring charges included employee termination liabilities covering approximately 1,400 employees.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the three and nine months ended September 30, 2008, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $74.9 million and $127.2 million, respectively. For the three and nine months ended September 30, 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $16.1 million and $65.4 million, respectively.

Additional efficiency and cost saving initiatives may be developed during the fourth quarter of 2008. However, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

For the year ended December 31, 2007, based on publicly available information, we believe some U.S. car rental brands experienced transaction day growth and rental rate revenue per transaction day, or "RPD," increases compared to the year ended December 31, 2006. For the year ended December 31, 2007, in the U.S., we experienced low to mid single digit transaction day growth versus the prior period, while RPD was down less than one percentage point. During the year ended December 31, 2007, in our European operations, we experienced mid to high single digit transaction day growth and our car rental RPD was above the level of our RPD during the year ended December 31, 2006.

For the nine months ended September 30, 2008, based on publicly available information, we believe some U.S. car rental brands experienced a decline in transaction days and RPD compared to the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we experienced a 2.1% decline in car rental transaction days and car rental RPD was down 1.1% versus the prior period in the United States. During the nine months ended September 30, 2008, we experienced single digit transaction day growth and our car rental RPD was below the level of our RPD during the nine months ended September 30, 2007 in our European operations.

In the three years ended December 31, 2007, we increased the number of our off-airport rental locations in the United States by approximately 27% to approximately 1,580 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $963.8 million, $890.1 million and $845.8 million of our total car rental revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Our expanding U.S. off-airport operations represented $755.0 million and $733.7 million of our total car rental revenues in the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, we had approximately 1,655 off-airport locations. In the balance of 2008 and subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and as a result revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

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

activity in Canada and Europe offset by lower price activity in the U.S. During the year ended December 31, 2007, HERC had a net increase of six U.S. locations, one Canadian location and seven European locations. For the nine months ended September 30, 2008, based on publicly available information, we believe the majority of the U.S. equipment rental industry experienced reduced or decreased volumes and downward pricing. HERC experienced lower equipment rental volumes and pricing worldwide for the nine months ended September 30, 2008 compared to the prior year period. During the nine months ended September 30, 2008, HERC had a net reduction of 22 U.S. locations and a net increase of two Canadian locations, a net reduction of six European locations and one location opening in China. In connection with new location openings in the U.S., we expect HERC will incur non-fleet start-up costs of approximately $0.9 million per location and additional fleet acquisition costs, excluding equipment transferred from other branches, over an initial twelve-month period of approximately $2 to $4 million per location. In connection with new location openings in Europe, we expect HERC will incur lower start-up costs per location as compared with the United States.

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the three months ended September 30, 2008 and 2007 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Car rental	$1,946.1	$1,944.4	80.3%	79.4%
Equipment rental	432.9	464.8	17.9	19.0
Other	42.9	40.4	1.8	1.6

Total revenues	2,421.9	2,449.6	100.0	100.0

Expenses:
Direct operating	1,351.8	1,216.1	55.8	49.7
Depreciation of revenue earning equipment	595.0	535.0	24.5	21.8
Selling, general and administrative	234.3	203.2	9.7	8.3
Interest, net of interest income	214.7	240.3	8.9	9.8

Total expenses	2,395.8	2,194.6	98.9	89.6

Income before income taxes and minority interest	26.1	255.0	1.1	10.4
Provision for taxes on income	(2.9)	(86.8)	(0.2)	(3.6)
Minority interest	(5.6)	(5.5)	(0.2)	(0.2)

Net income	$17.6	$162.7	0.7%	6.6%

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of September 30, 2008 and 2007:

	Three Months Ended or as of September 30,
	2008	2007
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	7,133	7,667
Domestic	5,052	5,578
International	2,081	2,089
Worldwide transaction days (in thousands)(a)	35,525	36,626
Domestic	22,613	23,957
International	12,912	12,669
Worldwide rental rate revenue per transaction day(b)	$46.73	$47.12
Domestic	$45.01	$44.85
International	$49.74	$51.43
Worldwide average number of company-operated cars during the period	490,700	504,400
Domestic	312,400	327,200
International	178,300	177,200
Adjusted pre-tax income (in millions of dollars)(c)	$167.1	$301.1
Worldwide revenue earning equipment, net (in millions of dollars)	$8,472.7	$8,869.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$384.8	$422.8
Same store revenue growth, including growth initiatives(e)	(5.5)%	0.5%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,405.0	$3,396.6
Adjusted pre-tax income (in millions of dollars)(c)	$81.1	$109.2
Revenue earning equipment, net (in millions of dollars)	$2,411.6	$2,720.0
Other Operating Data:
EBITDA (in millions of dollars)(f)	$889.4	$1,083.9
Corporate EBITDA (in millions of dollars)(f)	$386.7	$555.1

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

  revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2007 foreign exchange rates) for the three months ended September 30, 2008 and 2007 (in millions of dollars, except as noted):

	Three Month Ended September 30,
	2008	2007
Car rental revenue per statement of operations	$1,946.1	$1,944.4
Non-rental rate revenue	(276.0)	(260.5)
Foreign currency adjustment	(10.1)	42.0

Rental rate revenue	$1,660.0	$1,725.9

Transaction days (in thousands)	35,525	36,626
Rental rate revenue per transaction day (in whole dollars)	$46.73	$47.12
(c)
Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income before income taxes and minority interest by segment to adjusted pre-tax income by segment for the three months ended September 30, 2008 and 2007 (in millions of dollars):

	Three Months Ended September 30, 2008
	Car Rental	Equipment Rental
Income before income taxes and minority interest	$85.8	$26.9
Adjustments:
Purchase accounting(1)	9.9	14.8
Non-cash debt charges(2)	13.5	2.6
Unrealized loss on derivative(3)	15.0	—
Restructuring charges	36.4	36.6
Restructuring related charges(4)	8.3	0.8
Vacation accrual adjustment(5)	(1.8)	(0.6)

Adjusted pre-tax income	$167.1	$81.1

	Three Months Ended September 30, 2007
	Car Rental	Equipment Rental
Income before income taxes and minority interest	$250.5	$94.4
Adjustments:
Purchase accounting(1)	9.1	13.8
Non-cash debt charges(2)	29.1	2.8
Unrealized loss on derivative(3)	7.0	—
Restructuring charges	11.9	0.4
Vacation accrual adjustment(5)	(6.5)	(2.2)

Adjusted pre-tax income	$301.1	$109.2

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended September 30, 2008 and 2007, also includes $2.8 million and $17.7 million, respectively, associated with the ineffectiveness of the HVF swaps (as defined below).

  (3)
  Represents unrealized losses on interest rate swaptions.

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

  (5)
  Represents decreases in the employee vacation accrual relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2007 foreign exchange rates) for the three months ended September 30, 2008 and 2007 (in millions of dollars):

	Three Months Ended September 30,
	2008	2007
Equipment rental revenue per statement of operations	$432.9	$464.8
Equipment sales and other revenue	(44.8)	(49.3)
Foreign currency adjustment	(3.3)	7.3

Rental and rental related revenue	$384.8	$422.8

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

Borrowings under our senior credit facilities are a key source of our liquidity. Our ability to borrow under these senior credit facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our senior credit facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of September 30, 2008, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants.

As of September 30, 2008, we had an aggregate principal amount outstanding of $1,375.7 million and $590.6 million pursuant to our senior term loan facility and our senior asset-based loan facility, respectively. As of September 30, 2008, Hertz is required under the senior term loan facility to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated interest expense coverage ratio of not less than 1.75:1. In addition, under our senior asset-based loan facility, if

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  there is less than $200 million of available borrowing capacity under that facility as of September 30, 2008, Hertz is required to have a consolidated leverage ratio of not more than 5.75:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the senior term loan facility, as of September 30, 2008, we had a consolidated leverage ratio of 3.51:1 and a consolidated interest expense coverage ratio of 3.73:1. Since we have maintained sufficient borrowing capacity under our senior asset-based loan facility as of September 30, 2008, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." We have a significant amount of debt. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness" in our Form 10-K.

The following table reconciles net income to EBITDA and Corporate EBITDA for the three months ended September 30, 2008 and 2007 (in millions of dollars):

	Three Months Ended September 30,
	2008	2007
Net income(1)	$17.6	$162.7
Depreciation and amortization(2)	654.2	594.1
Interest, net of interest income(3)	214.7	240.3
Provision for taxes on income	2.9	86.8

EBITDA(4)	889.4	1,083.9
Adjustments:
Car rental fleet interest	(119.9)	(132.5)
Car rental fleet depreciation	(504.2)	(456.9)
Non-cash expenses and charges(5)	38.9	45.9
Extraordinary, unusual or non-recurring gains or losses(6)	82.5	14.7

Corporate EBITDA	$386.7	$555.1

  (1)
  For the three months ended September 30, 2008 and 2007, net income includes corporate minority interest of $5.6 million and $5.5 million, respectively.

  (2)
  For the three months ended September 30, 2008 and 2007, depreciation and amortization was $542.6 million and $496.3 million, respectively, in our car rental segment and $110.1 million and $96.2 million, respectively, in our equipment rental segment.

  (3)
  For the three months ended September 30, 2008 and 2007, interest, net of interest income, was $117.3 million and $135.4 million, respectively, in our car rental segment and $25.9 million and $37.8 million, respectively, in our equipment rental segment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  (4)
  The following table reconciles net cash (used in) provided by operating activities to EBITDA for the three months ended September 30, 2008 and 2007 (in millions of dollars):

	Three Months Ended September 30,
	2008	2007
Net cash (used in) provided by operating activities	$(261.9)	$10.0
Amortization of debt and debt modification costs	(17.2)	(17.1)
Provision for losses on doubtful accounts	(8.4)	(4.1)
Unrealized loss on derivatives	(15.0)	(7.0)
Gain on sale of property and equipment	1.8	11.4
Loss on ineffectiveness of interest rate swaps	(2.8)	(17.7)
Stock-based employee compensation charges	(6.8)	(10.5)
Asset writedowns	(23.5)	—
Minority interest	(5.6)	(5.5)
Deferred taxes on income	15.8	(42.2)
Provision for taxes on income	2.9	86.8
Interest expense, net of interest income	214.7	240.3
Net changes in assets and liabilities	995.4	839.5

EBITDA	$889.4	$1,083.9

  (5)
  For the three months ended September 30, 2008 and 2007, non-cash expenses and charges were $28.7 million and $35.5 million, respectively, in our car rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Three Months Ended September 30,
	2008	2007
Non-cash amortization of debt costs included in car rental fleet interest	$13.7	$28.5
Corporate non-cash stock-based employee compensation charges	6.8	7.0
Corporate non-cash charges for public liability and property damage	3.4	2.1
Corporate non-cash charges for pension	—	1.3
Unrealized loss on derivatives	15.0	7.0

Total	$38.9	$45.9

  (6)
  For the three months ended September 30, 2008 and 2007, extraordinary, unusual or non-recurring gains or losses were $42.9 million and $5.4 million, respectively, in our car rental segment and $36.8 million and $(1.8) million, respectively, in our equipment rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Three Months Ended September 30,
	2008	2007
Restructuring charges	$74.9	$16.1
Restructuring related charges	10.1	—
Management transition costs	—	7.8
Vacation accrual adjustment	(2.5)	(9.2)

Total	$82.5	$14.7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

	Three Months Ended September 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Revenues:
Car rental	$1,946.1	$1,944.4	$1.7	0.1%
Equipment rental	432.9	464.8	(31.9)	(6.8)%
Other	42.9	40.4	2.5	6.1%

Total revenues	$2,421.9	$2,449.6	$(27.7)	(1.1)%

Total revenues decreased 1.1% (3.5% in constant currency) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Revenues from our car rental operations increased 0.1%, primarily due to the effects of foreign currency translation of approximately $50.9 million, partly offset by a 3.0% decrease in car rental transaction days worldwide and by lower RPD.

RPD for worldwide car rental declined 0.8% from the three months ended September 30, 2007, due to a decline in international RPD of 3.3%, partly offset by an increase in U.S. RPD of 0.4%. U.S. airport RPD increased 0.7% and U.S. off-airport RPD increased 0.6%. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth.

Revenues from our equipment rental operations decreased 6.8%, primarily due to an 8.3% decrease in equipment rental volume and a decline of 1.6% in pricing, partly offset by the effects of foreign currency translation of approximately $5.9 million.

Revenues from all other sources increased 6.1%, primarily due to increases in international car leasing revenues of $1.8 million and car rental licensee revenues of $1.1 million.

Expenses

	Three Months Ended September 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Expenses:
Direct operating	$1,351.8	$1,216.1	$135.7	11.2%
Depreciation of revenue earning equipment	595.0	535.0	60.0	11.2%
Selling, general and administrative	234.3	203.2	31.1	15.3%
Interest, net of interest income	214.7	240.3	(25.6)	(10.6)%

Total expenses	$2,395.8	$2,194.6	$201.2	9.2%

Total expenses increased 9.2% and total expenses as a percentage of revenues increased from 89.6% for the three months ended September 30, 2007 to 98.9% for the three months ended September 30, 2008.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Direct operating expenses increased 11.2% as a result of increases in other direct operating expenses and fleet related expenses, partly offset by a decrease in personnel related expenses.

  Other direct operating expenses increased $97.0 million, or 19.0%. The increase was primarily related to increases in restructuring and restructuring related charges of $54.8 million, facility expenses of $18.5 million, commission fees of $8.0 million, concession fees in our car rental operations of $7.3 million and customer service costs of $5.3 million, including the effects of foreign currency translation of approximately $14.0 million.

  Fleet related expenses increased $52.3 million, or 17.5%. The increase was primarily related to increases in gasoline costs of $31.3 million and vehicle damage and maintenance costs of $17.3 million, as well as the effects of foreign currency translation of approximately $11.0 million.

  Personnel related expenses decreased $13.6 million, or 3.3%. The decrease was primarily related to decreases in U.S. wages of $10.6 million, management incentive compensation costs of $7.6 million and information technology costs of $2.9 million, partly offset by an increase in international wages and benefits resulting from the effects of foreign currency translation of approximately $7.5 million.

Depreciation of revenue earning equipment for our car rental operations of $504.2 million for the three months ended September 30, 2008 increased 10.4% from $456.9 million for the three months ended September 30, 2007. The increase was primarily due to a $12.2 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles, lower net proceeds received in excess of book value on the disposal of used vehicles and the effects of foreign currency translation, partly offset by a 2.7% decrease in average fleet size. Depreciation of revenue earning equipment in our equipment rental operations of $90.8 million for the three months ended September 30, 2008 increased 16.3% from $78.1 million for the three months ended September 30, 2007. The increase was primarily due to lower net proceeds received in excess of book value on the disposal of used equipment.

Selling, general and administrative expenses increased 15.3%, primarily due to increases in administrative and advertising expenses, partly offset by a decrease in sales promotion expenses. Administrative expenses increased $19.0 million, or 16.5%, primarily due to increases in restructuring and restructuring related charges of $14.1 million, the unrealized losses on our interest rate swaptions of $8.1 million, consultant fees of $4.2 million and the effects of foreign currency translation of approximately $3.6 million, partly offset by a decrease in management incentive compensation costs of $9.6 million. Advertising expenses increased $14.3 million, or 32.0%, primarily due to a concerted effort to increase media spending during the third quarter. Sales promotion expenses decreased $2.2 million, or 5.2%, primarily related to a decrease in sales commissions.

Interest expense, net of interest income, decreased 10.6%, primarily due to the decrease in the ineffectiveness of the HVF swaps of $15.0 million, the write off in 2007 of $16.2 million in unamortized debt costs associated with the debt modification and a decrease in the weighted average interest rate.

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment of $167.1 million decreased 44.5% from $301.1 million for the three months ended September 30, 2007. The decrease was primarily due to the decrease in car rental transaction days worldwide, lower RPD, higher fleet related costs, increases in other operating costs and lower net proceeds received in excess of book value on the disposal of used vehicles. Adjustments to our car rental segment GAAP pre-tax amount for the three months ended September 30, 2008 and 2007, totaled $81.3 million and $50.6 million, respectively. See footnote c to the table under "Three Months Ended September 30, 2008 Compared with Three Months Ended

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

September 30, 2007" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues decreased from 15.2% to 8.4%.

Adjusted pre-tax income for our equipment rental segment of $81.1 million decreased 25.7% from $109.2 million for the three months ended September 30, 2007. The decrease was primarily due a decrease in volume and pricing and lower net proceeds received in excess of book value on the disposal of used equipment. Adjustments to our equipment rental segment GAAP pre-tax amount for the three months ended September 30, 2008 and 2007, totaled $54.2 million and $14.8 million, respectively. See footnote c to the table under "Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 23.5% to 18.7%.

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

Provision for Taxes on Income, Minority Interest and Net Income

	Three Months Ended September 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Income before income taxes and minority interest	$26.1	$255.0	$(228.9)	(89.8)%
Provision for taxes on income	(2.9)	(86.8)	83.9	(96.7)%
Minority interest	(5.6)	(5.5)	(0.1)	1.7%

Net income	$17.6	$162.7	$(145.1)	(89.2)%

The effective tax rate for the three months ended September 30, 2008 decreased to 11.1% from 34.1% in the three months ended September 30, 2007.The provision for taxes on income decreased 96.7%, primarily due the decline in 2008 annual projections based upon third quarter operating results, partly offset by the recording of a valuation allowance on certain deferred tax assets that we believe are no longer realizable.

Minority interest increased 1.7% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Net income decreased 89.2% primarily due to lower pricing and volume in our worldwide car and equipment rental segments and higher fleet and operating costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effects of the Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the three months ended September 30, 2008 and 2007 (in millions of dollars):

	Three Months Ended September 30,
	2008	2007
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$15.3	$15.3
Revenue earning equipment	6.1	4.6
Property and equipment	1.3	2.1
Accretion of revalued liabilities:
Discount on debt	0.9	1.6
Workers' compensation and public liability and property damage	1.4	1.3

	$25.0	$24.9

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statement of operations for the nine months ended September 30, 2008 and 2007 (in millions of dollars):

			Percentage of Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Car rental	$5,340.0	$5,161.2	79.3%	78.8%
Equipment rental	1,286.8	1,287.4	19.1	19.7
Other	109.5	98.2	1.6	1.5

Total revenues	6,736.3	6,546.8	100.0	100.0

Expenses:
Direct operating	3,801.8	3,495.1	56.4	53.4
Depreciation of revenue earning equipment	1,658.7	1,498.9	24.6	22.9
Selling, general and administrative	595.7	583.9	8.9	8.9
Interest, net of interest income	617.1	661.5	9.2	10.1

Total expenses	6,673.3	6,239.4	99.1	95.3

Income before income taxes and minority interest	63.0	307.4	0.9	4.7
Provision for taxes on income	(36.0)	(107.2)	(0.5)	(1.7)
Minority interest	(16.1)	(14.4)	(0.2)	(0.2)

Net income	$10.9	$185.8	0.2%	2.8%

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the nine months ended or as of September 30, 2008 and 2007:

	Nine Months Ended or as of September 30,
	2008	2007
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	21,158	21,975
Domestic	15,368	16,395
International	5,790	5,580
Worldwide transaction days (in thousands)(a)	99,042	98,355
Domestic	66,353	67,793
International	32,689	30,562
Worldwide rental rate revenue per transaction day(a)(b)	$45.58	$46.41
Domestic	$43.41	$43.91
International	$49.99	$51.95
Worldwide average number of company-operated cars during the period	467,700	466,800
Domestic	311,000	318,600
International	156,700	148,200
Adjusted pre-tax income (in millions of dollars)(a)(c)	$355.8	$480.9
Worldwide revenue earning equipment, net (in millions of dollars)	$8,472.7	$8,869.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$1,139.8	$1,177.1
Same store revenue growth, including growth initiatives(a)	(2.9)%	2.3%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,448.9	$3,237.6
Adjusted pre-tax income (in millions of dollars)(a)(c)	$225.9	$271.5
Revenue earning equipment, net (in millions of dollars)	$2,411.6	$2,720.0
Other Operating Data:
EBITDA (in millions of dollars)(a)(e)	$2,503.9	$2,634.3
Corporate EBITDA (in millions of dollars)(a)(e)	$986.3	$1,163.6

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue, equipment rental same store revenue growth and a discussion of our use and presentation of EBITDA and Corporate EBITDA, see "Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007—Summary."

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(b)
The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2007 foreign exchange rates) for the nine months ended September 30, 2008 and 2007 (in millions of dollars, except as noted):

	Nine Months Ended September 30,
	2008	2007
Car rental revenue per statement of operations	$5,340.0	$5,161.2
Non-rental rate revenue	(775.0)	(731.5)
Foreign currency adjustment	(50.6)	134.7

Rental rate revenue	$4,514.4	$4,564.4

Transaction days (in thousands)	99,042	98,355
Rental rate revenue per transaction day (in whole dollars)	$45.58	$46.41
(c)
The following table reconciles income before income taxes and minority interest by segment to adjusted pre-tax income by segment for the nine months ended September 30, 2008 and 2007 (in millions of dollars):

	Nine Months Ended September 30, 2008
	Car Rental	Equipment Rental
Income before income taxes and minority interest	$209.4	$118.5
Adjustments:
Purchase accounting(1)	30.5	42.4
Non-cash debt charges(2)	37.9	8.0
Unrealized loss on derivative(3)	12.0	—
Realized gain on derivative(3)	(14.8)	—
Restructuring charges	64.7	55.0
Restructuring related charges(4)	16.1	2.0

Adjusted pre-tax income	$355.8	$225.9

	Nine Months Ended September 30, 2007
	Car Rental	Equipment Rental
Income before income taxes and minority interest	$379.2	$224.2
Adjustments:
Purchase accounting(1)	25.1	42.6
Non-cash debt charges(2)	53.9	8.3
Unrealized gain on derivative(3)	(3.2)	—
Restructuring charges	46.3	3.4
Vacation accrual adjustment(5)	(20.4)	(7.0)

Adjusted pre-tax income	$480.9	$271.5

  (1)
  Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the nine months ended September 30, 2008 and 2007, also includes $7.8 million and $17.7 million, respectively, associated with the ineffectiveness of the HVF swaps. For the nine months ended September 30, 2007, also includes the write off of $16.2 million of unamortized debt costs associated with a debt modification.

  (3)
  Represents unrealized gains and losses and a realized gain on interest rate swaptions.

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

  (5)
  Represents increases and decreases in the employee vacation accrual relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

(d)
The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2007 foreign exchange rates) for the nine months ended September 30, 2008 and 2007 (in millions of dollars):

	Nine Months Ended September 30,
	2008	2007
Equipment rental revenue per statement of operations	$1,286.8	$1,287.4
Equipment sales and other revenue	(137.4)	(140.6)
Foreign currency adjustment	(9.6)	30.3

Rental and rental related revenue	$1,139.8	$1,177.1

(e)
The following table reconciles net income to EBITDA and Corporate EBITDA for the nine months ended September 30, 2008 and 2007 (in millions of dollars):

	Nine Months Ended September 30,
	2008	2007
Net income(1)	$10.9	$185.8
Depreciation and amortization(2)	1,839.9	1,679.8
Interest, net of interest income(3)	617.1	661.5
Provision for taxes on income	36.0	107.2

EBITDA(4)	2,503.9	2,634.3
Adjustments:
Car rental fleet interest	(322.2)	(320.7)
Car rental fleet depreciation	(1,399.7)	(1,279.7)
Non-cash expenses and charges(5)	69.6	82.1
Extraordinary, unusual or non-recurring gains or losses(6)	134.7	47.6

Corporate EBITDA	$986.3	$1,163.6

  (1)
  For the nine months ended September 30, 2008 and 2007, net income includes corporate minority interest of $16.1 million and $14.4 million, respectively.

  (2)
  For the nine months ended September 30, 2008 and 2007, depreciation and amortization was $1,519.7 million and $1,401.7 million, respectively, in our car rental segment and $315.6 million and $273.3 million, respectively, in our equipment rental segment.

  (3)
  For the nine months ended September 30, 2008 and 2007, interest, net of interest income, was $316.9 million and $328.6 million, respectively, in our car rental segment and $87.4 million and $107.4 million, respectively, in our equipment rental segment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  (4)
  The following table reconciles net cash provided by operating activities to EBITDA for the nine months ended September 30, 2008 and 2007 (in millions of dollars):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$1,574.4	$2,211.8
Amortization of debt and debt modification costs	(48.4)	(69.5)
Provision for losses on doubtful accounts	(21.7)	(10.4)
Unrealized gain (loss) on derivatives	(12.0)	3.0
Gain on sale of property and equipment	9.4	14.4
Loss on ineffectiveness of interest rate swaps	(7.8)	(17.7)
Stock-based employee compensation charges	(20.3)	(24.3)
Asset writedowns	(34.1)	—
Minority interest	(16.1)	(14.4)
Deferred taxes on income	(5.0)	(58.1)
Provision for taxes on income	36.0	107.2
Interest expense, net of interest income	617.1	661.5
Net changes in assets and liabilities	432.4	(169.2)

EBITDA	$2,503.9	$2,634.3

  (5)
  For the nine months ended September 30, 2008 and 2007, non-cash expenses and charges (income) were $49.3 million and $48.5 million, respectively, in our car rental segment and $0.0 million and $2.5 million, respectively, in our equipment rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Nine Months Ended September 30,
	2008	2007
Non-cash amortization of debt costs included in car rental fleet interest	$37.3	$52.2
Corporate non-cash stock-based employee compensation charges	20.3	20.8
Non-cash charges for workers' compensation	—	1.8
Corporate non-cash charges for public liability and property damage	—	7.2
Corporate non-cash charges for pension	—	3.0
Unrealized loss (gain) on derivatives	12.0	(2.9)

Total	$69.6	$82.1

  (6)
  For the nine months ended September 30, 2008 and 2007, extraordinary, unusual or non-recurring gains or losses were $66.0 million and $25.9 million, respectively, in our car rental segment and $57.0 million and $(3.6) million, respectively, in our equipment rental segment.

  As defined in the credit agreements governing our senior credit facilities, Corporate EBITDA excludes the impact of extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Nine Months Ended September 30,
	2008	2007
Restructuring charges	$127.2	$65.4
Restructuring related charges	21.0	—
Management transition costs	1.3	11.0
Realized gain on derivatives	(14.8)	—
Vacation accrual adjustment	—	(28.8)

Total	$134.7	$47.6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

	Nine Months Ended September 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Revenues:
Car rental	$5,340.0	$5,161.2	$178.8	3.5%
Equipment rental	1,286.8	1,287.4	(0.6)	—%
Other	109.5	98.2	11.3	11.5%

Total revenues	$6,736.3	$6,546.8	$189.5	2.9%

Total revenues increased 2.9% (decreased 0.6% in constant currency) for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Revenues from our car rental operations increased 3.5%, primarily as a result of the effects of foreign currency translation of approximately $186.7 million and a 0.7% increase in car rental transaction days worldwide, partly offset by lower RPD.

RPD for worldwide car rental declined 1.8% from nine months ended September 30, 2007, due to declines in U.S. and International RPD of 1.1% and 3.8%, respectively. U.S. airport RPD decreased 0.8% and U.S. off-airport RPD declined by 0.9%. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth.

Revenues from our equipment rental operations decreased $0.6 million, primarily due a 2.6% decrease in equipment rental volume and a decline of 1.3% in pricing, partly offset by the effects of foreign currency translation of approximately $39.1 million.

Revenues from all other sources increased 11.5%, primarily due to increases in car rental licensee revenues of $7.9 million and international car leasing revenues of $4.2 million, including the effects of foreign currency translation of approximately $2.2 million.

Expenses

	Nine Months Ended September 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Expenses:
Direct operating	$3,801.8	$3,495.1	$306.7	8.8%
Depreciation of revenue earning equipment	1,658.7	1,498.9	159.8	10.7%
Selling, general and administrative	595.7	583.9	11.8	2.0%
Interest, net of interest income	617.1	661.5	(44.4)	(6.7)%

Total expenses	$6,673.3	$6,239.4	$433.9	7.0%

Total expenses increased 7.0% and total expenses as a percentage of revenues increased from 95.3% for the nine months ended September 30, 2007 to 99.1% for the nine months ended September 30, 2008.

Direct operating expenses increased 8.8%, as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  Other direct operating expenses increased $174.2 million, or 11.9%. The increase was primarily related to increases in restructuring and restructuring related charges of $68.4 million, facility expenses of $37.0 million, concession fees in our car rental operations of $24.4 million, commission fees of $18.2 million and customer service costs of $12.3 million, including the effects of foreign currency translation of approximately $55.8 million.

  Fleet related expenses increased $125.5 million, or 15.1%. The increase was primarily related to increases in gasoline costs of $63.1 million and vehicle damage and maintenance costs of $56.8 million, including the effects of foreign currency translation of approximately $43.8 million.

  Personnel related expenses increased $7.0 million, or 0.6%. The increase was primarily related to increases in International wages and benefits resulting from the effects of foreign currency translation of approximately $36.1 million and an increase in U.S. benefits of 12.7 million primarily relating to the decrease in the employee vacation accrual resulting from a change in our U.S. vacation policy in 2007, partly offset by decreases in U.S. wages of $22.8 million, management incentive compensation costs of $12.2 million and information technology costs of $8.3 million.

Depreciation of revenue earning equipment for our car rental operations of $1,399.7 million for the nine months ended September 30, 2008 increased 9.4% from $1,279.7 million for the nine months ended September 30, 2007. The increase was primarily due to a $22.4 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles, lower net proceeds received in excess of book value on the disposal of used vehicles and the effects of foreign currency translation. Depreciation of revenue earning equipment in our equipment rental operations of $259.0 million for the nine months ended September 30, 2008 increased 18.2% from $219.2 million for the nine months ended September 30, 2007. The increase was primarily due to an increase of 6.5% in the average acquisition cost of rental equipment operated during the period, as well as lower net proceeds received in excess of book value on the disposal of used equipment, partly offset by a $3.9 million net decrease in depreciation in certain of our equipment rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of equipment.

Selling, general and administrative expenses increased 2.0%, primarily due to increases in administrative and sales promotion expenses and the effects of foreign currency translation of approximately $26.4 million, partly offset by a decrease in advertising expenses. Administrative expenses increased $12.0 million, or 3.7%, primarily due to increases in restructuring and restructuring related charges of $13.8 million and consultant fees of $3.8 million, as well as the effects of foreign currency translation of approximately $15.4 million, partly offset by a decrease in management incentive compensation costs of $20.9 million. Sales promotion expenses increased $1.4 million, or 1.1%, primarily related to the effects of foreign currency translation of $3.6 million. Advertising expenses decreased $1.6 million, or 1.2%, primarily due to a decrease in media spending, partly offset by the effects of foreign currency translation of $7.4 million.

Interest expense, net of interest income, decreased 6.7%, primarily due to the write-off in 2007 of $16.2 million in unamortized debt costs associated with the debt modification and a decrease in the weighted average interest rate, partly offset by an increase in the ineffectiveness of the HVF swaps of $9.9 million, an increase in interest income of $6.5 million and the effects of foreign currency translation of approximately $15.5 million.

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment of $355.8 million decreased 26.0% from $480.9 million for the nine months ended September 30, 2007. The decrease was primarily due to higher

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

fleet related costs, increases in other operating costs and a decrease in RPD. Adjustments to our car rental segment GAAP pre-tax amount for the nine months ended September 30, 2008 and 2007, totaled $146.4 million and $101.7 million, respectively. See footnote c to the table under "Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues decreased from 9.2% to 6.5%.

Adjusted pre-tax income for our equipment rental segment of $225.9 million decreased 16.8% from $271.5 million for the nine months ended September 30, 2007. The decrease was primarily due to higher fleet related costs, increases in other operating costs and decreases in volume and pricing. Adjustments to our equipment rental segment GAAP pre-tax amount for the nine months ended September 30, 2008 and 2007, totaled $107.4 million and $47.3 million, respectively. See footnote c to the table under "Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 21.1% to 17.5%.

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

Provision for Taxes on Income, Minority Interest and Net Income

	Nine Months Ended September 30,
(in millions of dollars)	2008	2007	$ Change	% Change
Income before income taxes and minority interest	$63.0	$307.4	$(244.4)	(79.5)%
Provision for taxes on income	(36.0)	(107.2)	71.2	(66.5)%
Minority interest	(16.1)	(14.4)	(1.7)	12.1%

Net income	$10.9	$185.8	$(174.9)	(94.1)%

The effective tax rate for the nine months ended September 30, 2008 increased to 57.0% from 34.9% in the nine months ended September 30, 2007. The provision for taxes on income decreased 66.5% primarily due to the decline in 2008 annual projections based upon third quarter operating results, partly offset by the non-recognition of benefits for certain non-U.S. jurisdictions in loss positions and the recording of a valuation allowance on certain deferred tax assets that we believe are no longer realizable.

Minority interest increased 12.1% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Net income decreased 94.1% primarily due to lower pricing in our worldwide car and equipment rental operations, higher fleet and operating costs and lower volume in our equipment rental operations, partly offset by a slightly higher volume in our worldwide car rental operations, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on the net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effects of the Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the nine months ended September 30, 2008 and 2007 (in millions of dollars):

	Nine Months Ended September 30,
	2008	2007
Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$45.9	$45.9
Revenue earning equipment	15.7	13.2
Property and equipment	5.1	5.9
Accretion of revalued liabilities:
Discount on debt	3.5	5.3
Workers' compensation and public liability and property damage	4.1	4.0

	$74.3	$74.3

Liquidity and Capital Resources

As of September 30, 2008, we had cash and equivalents of $731.3 million, an increase of $1.6 million from December 31, 2007. As of September 30, 2008, we had $514.0 million of restricted cash to be used for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities (defined below), our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash of $147.0 million from December 31, 2007 to September 30, 2008, primarily related to the timing of purchases and sales of revenue earning vehicles.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the nine months ended September 30, 2008 was $1,574.4 million, a decrease of $637.4 million from the nine months ended September 30, 2007. The decrease was primarily due to changes in working capital, fleet receivables and a decrease in net income, partly offset by an increase in depreciation of revenue earning equipment.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. In addition, we and our affiliates may from time to time repurchase or otherwise retire debt incurred by us and our subsidiaries and take other steps to reduce such debt or otherwise improve our balance sheet. These actions may include open market repurchases, negotiated repurchases and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of such debt from time to time, our cash position and other considerations. Net cash used in investing activities during the nine months ended September 30, 2008 was $2,536.8 million, a decrease of $436.0 million from the nine months ended September 30, 2007. The decrease is primarily due to a decrease in revenue earning equipment expenditures, partly offset by a decrease in proceeds from the disposal of revenue earning equipment. For the nine months ended September 30, 2008, our expenditures for revenue earning equipment were $8,637.2 million and our proceeds from the disposal of such equipment were $6,135.7 million.

For the nine months ended September 30, 2008, our capital expenditures for property and non-revenue earning equipment were $149.5 million and our proceeds from the disposal of such equipment were

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$36.8 million. For the nine months ended September 30, 2008, we experienced a decreased level of net expenditures for revenue earning equipment and property and equipment compared to the nine months ended September 30, 2007. This decrease was primarily due to a decrease in revenue earning equipment expenditures, partly offset by a decrease in proceeds from the disposal of revenue earning equipment. For the full year 2008, we expect the level of net expenditures for revenue earning equipment, property and non-revenue earning equipment to be lower than the full year 2007. See "—Capital Expenditures" below.

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and typically heightened activity during the spring and summer. This is particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters of the year. These seasonal financing needs are funded by increasing the utilization of our various corporate and fleet credit facilities and the variable funding notes portion of our U.S. Fleet Debt facilities (defined below). As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

We are highly leveraged and a substantial portion of our liquidity needs arises from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures.

As of September 30, 2008, we had approximately $12,844.2 million of total indebtedness outstanding. Cash paid for interest during the nine months ended September 30, 2008, was $627.4 million, net of amounts capitalized.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For further information concerning our asset-backed financing programs, see Note 3 to the Notes to our audited annual consolidated financial statements included in our Form 10-K. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" contained in our Form 10-K and "Part II—Other Information, Item 1A—Risk Factors" in this Report.

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

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows: 2009, $5,109.4 (including $3,967.6 of other short-term borrowings, of which $3,892.1 were under long-term committed credit facilities); 2010, $2,431.3; 2011, $1,035.3; 2012, $176.4; 2013, $1,375.8; after 2013, $2,769.8. We believe that cash generated from operations, together with amounts available under the Senior Credit Facilities, asset-backed financing and other available

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

financing arrangements will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Recent turmoil in the credit markets and the financial instability of insurance companies providing financial guarantees for asset-backed securities has reduced the availability of debt financing, which may result in increases in the interest rates at which lenders are willing to make debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of risks related to our substantial indebtedness, see "Item 1A—Risk Factors" contained in our Form 10-K and "Part II—Other Information, Item 1A—Risk Factors" in this Report.

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use this specified price or guaranteed depreciation rate to calculate our asset-backed financing capacity. If any manufacturer of our cars fails to fulfill its repurchase or guaranteed depreciation obligations, due to bankruptcy or otherwise, it could make vehicle-related debt financing more difficult to obtain on reasonable terms and our asset-backed financing capacity could be decreased, or our financing costs and interest rates could be increased. For a discussion of risks related to the repurchase of program cars from us or the guarantee of the depreciation rate of program cars by the manufacturers of our cars, see "Part II—Other Information, Item 1A—Risk Factors" in this Report.

Approximately half of our $4,300.0 million U.S. Fleet Debt issued and funded on or prior to the Closing Date is subject to the benefit of a financial guaranty from MBIA Inc., or "MBIA," while the remainder is subject to the benefit of a financial guaranty from Ambac Financial Group Inc., or "Ambac." MBIA and Ambac are facing financial instability due to factors beyond our control. Each of MBIA and Ambac has been downgraded by one or more credit ratings agencies and is on review for a further credit downgrade or under developing outlook. These or any further downgrade or a bankruptcy of either MBIA or Ambac could make vehicle-related debt financing more difficult to obtain on reasonable terms and our asset-backed financing capacity could be substantially decreased, or our financing costs and interest rates could be increased. To help offset this financial guaranty risk, in September we closed on the "Series 2008-1 Notes", as defined below, which is not subject to a financial guaranty, including from either MBIA or Ambac. For a discussion of risks related to the financial instability of MBIA or Ambac, see "Part II—Other Information, Item 1A—Risk Factors" in this Report.

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

capacity of $1,600.0 million (which was increased in February 2007 to $1,800.0 million and was decreased in September 2008 to $1,785.0 million). Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. The Senior ABL Facility matures in February 2012. We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities."

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

Our "U.S. Fleet Debt" consists of approximately $4,300.0 million of asset-backed securities issued on the Closing Date by Hertz Vehicle Financing LLC, or "HVF," a special purpose entity wholly-owned by us, backed by our U.S. car rental fleet, all of which we issued under our existing asset-backed notes program, or the "ABS Program." An additional $600.0 million of issued asset-backed medium term notes that were issued prior to the Closing Date, or "Pre-Acquisition ABS Notes," having maturities from May 2007 to May 2009 remained outstanding under the ABS Program following the Closing Date ($430.0 million of which have subsequently matured). We have also issued approximately $1,500 million of variable funding notes on the Closing Date in two series under these facilities, none of which were funded on the Closing Date. The current capacity is $1,450.0 million. We also issued $825.0 million of 2008-1 Variable Funding Rental Car Asset-Backed Notes, or the "Series 2008-1 Notes," on September 12, 2008, which as of September 30, 2008 had not been funded. The U.S. Fleet Debt facilities have maturities ranging from February 2009 to November 2010.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our "Brazilian Fleet Financing Facility" refers to the agreement dated April 4, 2007 amending and restating our Brazilian subsidiary's credit facility (which was originally included under the International Fleet Debt facilities) to, among other things, increase the facility to R$130 million (or $67.8 million, calculated using exchange rates in effect on September 30, 2008) consisting of a R$70 million (or $36.5 million) term loan facility and a R$60 million (or $31.3 million) revolving credit facility. This facility matures in December 2010.

Our "Canadian Fleet Financing Facility" refers to a Note Purchase Agreement entered into by our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, on May 30, 2007, with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian car rental fleet. The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAN$400 million (or $382.0 million). The Canadian Fleet Facility matures in May 2012.

Our "Belgian Fleet Financing Facility" consists of a secured revolving credit facility entered into by our Belgian subsidiary, Hertz Belgium BVBA on June 21, 2007, with varying facility limits of up to €25.4 million (or $36.2 million). This facility refinanced the Belgian portion of our International Fleet Debt facilities. The facility is scheduled to mature in December 2010.

Our "U.K. Leveraged Financing" consists of an agreement for a sale and leaseback facility entered into with a financial institution in the United Kingdom, or the "U.K.," by our subsidiary in the U.K., Hertz (U.K.) Limited, on December 21, 2007, under which we may sell and lease back fleet up to the value of £175.0 million (or $316.5 million). The amount available under this facility increases over the term of the facility. This facility refinanced the U.K. portion of the International Fleet Debt facilities. The facility is scheduled to mature in December 2013.

Our "International ABS Fleet Financing Facility" consists of a multi jurisdictional fleet financing initially covering Australia, France and the Netherlands. The maximum commitment under (i) the Euro denominated financing is €632.0 million (or $901.0 million) and (ii) the Australian dollar denominated financing is A$325.0 million (or $262.0 million). The expected maturity date is in December 2010.

As of September 30, 2008, the aggregate principal amount of $168.7 million (net of $1.3 million discount) of pre-Acquisition ABS Notes was outstanding and the average interest rate was 3.2%.

As of September 30, 2008, there were $30.5 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total and mature in August 2010.

International ABS Fleet Financing Facility

On July 24, 2008, HIL and certain of its subsidiaries entered into the "Amendment Agreement" to amend the International Fleet Debt facility. The Amendment Agreement, effective on July 24, 2008, reduced the borrowing margins on the Tranche A1 and Tranche A2 bridge loans of certain borrowers under the facility participating in the International ABS Fleet Financing Facility and provided an August 12, 2008 final maturity date for loans to HIL's Swiss subsidiary borrower. In August, we paid off the loan to HIL's Swiss subsidiary borrower and closed out the loan.

Also on July 24, 2008, HA Fleet Pty Ltd, RAC Finance SAS and Stuurgroep Fleet (Netherlands) B.V., special-purpose indirect subsidiaries of HIL, each a "FleetCo," closed on the International ABS Fleet

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Facility, initially covering Australia, France and the Netherlands, respectively, or the "Relevant Jurisdictions."

The funds under the new fleet financing will be used to (i) initially repay in whole the FleetCos' portion of indebtedness under the International Fleet Debt facility and the FleetCos' existing inter-company borrowings related to the acquisition of vehicles and (ii) finance the acquisition of vehicles from time to time in the Relevant Jurisdictions.

International Fleet Financing No. 1 B.V, the issuer of the fleet financing, or the "Issuer," is a special purpose entity incorporated as a Dutch B.V. under the laws of the Netherlands. Of the shares of the Issuer, 75% are held by a charitable trust and 25% are owned by Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of HIL.

The expected maturity date is in December 2010 (when the FleetCos' obligations to the Issuer are scheduled to come due). The maximum commitment under (i) the Euro denominated financing is €632.0 million (or $901.0 million) and (ii) the Australian dollar denominated financing is A$325 million (or $262 million). On July 24, 2008, actual issuance to the French FleetCo, the Dutch FleetCo and the Australian FleetCo was €230.4 million (or $328.4 million), €35.9 million (or $51.2 million) and A$151.9 million (or $122.4 million), respectively.

Series 2008-1 Notes

On September 12, 2008, HVF completed the closing of a new variable funding note facility referred to as the Series 2008-1 Notes. This series is not subject to a financial guaranty, including from either MBIA or Ambac. The aggregate principal amount of such facility is not to exceed $825.0 million and such facility is available to HVF on a revolving basis. The Series 2008-1 Notes were not funded on the closing date.

The Series 2008-1 Notes are secured primarily by, among other things, a pledge in (i) collateral owned by HVF, including substantially all of the U.S. car rental fleet that Hertz uses in its daily rental operations, a portion of which is subject to repurchase programs with vehicle manufacturers, (ii) the related manufacturer receivables, (iii) all rights of HVF under a lease agreement between Hertz and HVF relating to such U.S. car rental fleet, and (iv) all monies on deposit from time to time in certain collection and cash collateral accounts and all proceeds thereof. The assets of HVF, including the U.S. car rental fleet owned by HVF, will not be available to satisfy the claims of our general creditors.

The expected final maturity date of the Series 2008-1 Notes is August 2010. The Series 2008-1 Notes bear interest at variable rates partially based upon their rating. The Series 2008-1 Notes are currently rated "A" by Standard & Poor's Ratings Services and "A2" by Moody's Investors Service and based on these ratings the borrowing spread is approximately 150 basis points higher than HVF's existing variable funding notes.

Pursuant to a note purchase agreement, HVF sold the Series 2008-1 Notes to each of Deutsche Bank AG, New York Branch, Nantucket Funding Corp. LLC, (an affiliate of Deutsche Bank AG, New York Branch), Sheffield Receivables Corporation (an affiliate of Barclays Bank PLC), and Merrill Lynch Mortgage Capital Inc. The Series 2008-1 Notes were issued pursuant to a series supplement to HVF's indenture, or the "Indenture," with The Bank of New York Mellon Trust Company, N.A., as trustee.

The Series 2008-1 Notes are subject to events of default and amortization events that are customary in nature for U.S. rental car asset-backed securitizations of this type, including non-payment of principal or interest, violation of covenants, material inaccuracy of representations or warranties, failure to maintain certain enhancement levels and insolvency or certain bankruptcy events. The occurrence of an

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

amortization event or event of default could result in the acceleration of principal of the Series 2008-1 Notes and the liquidation of vehicles in the U.S. car rental fleet.

HVF is subject to numerous restrictive covenants under the Indenture and related agreements, including restrictive covenants with respect to liens, indebtedness, benefit plans, mergers, disposition of assets, acquisition of assets, dividends, officers compensation, investments, agreements, the types of business it may conduct and other customary covenants for a bankruptcy-remote special purpose entity.

Certain of the purchasers of the Series 2008-1 Notes, the administrative agent and the trustee, and their respective affiliates, have performed and may in the future perform, various investment banking, commercial banking, and other financial advisory services for us for which they have received and will receive, customary fees and expenses, and such parties are also participants in other of our credit facilities.

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

The U.S. Fleet Debt issued on the Closing Date has the benefit of financial guaranty insurance policies under which either MBIA Insurance Corporation or Ambac Assurance Corporation guarantee the timely payment of interest on and ultimate payment of principal of such notes. See "Liquidity and Capital Resources" above.

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

The U.K. Leveraged Financing facility is guaranteed by HIL.

The International ABS Fleet Financing Facility is secured by our fleet in each of the Relevant Jurisdictions. Each of the Fleetcos' portion of the facility is guaranteed by its respective Hertz vehicle rental company in each of the Relevant Jurisdictions. In certain cases, the International ABS Fleet Financing Facility is guaranteed by HIL or its subsidiary Hertz Europe Limited.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the ABS Program, the International Fleet Debt facilities, the Fleet Financing Facility, the Brazilian Fleet Financing Facility, the Canadian Fleet Financing Facility, the Belgian Fleet Financing Facility, the U.K. Leveraged Financing and the International ABS Fleet Financing Facility. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities or (in the case of our Canadian HERC business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of September 30, 2008, we were in compliance with all of these financial covenants.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Derivatives

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the HVF Swaps from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the HVF Swaps, which range from approximately 1 to 3 years. For the three and nine months ended September 30, 2008, we recorded an expense of $2.8 million and $7.8 million, respectively, and for the three and nine months ended September 30, 2007, we recorded an expense of $17.7 million in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of the HVF Swaps. The ineffectiveness resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the HVF Swaps. The effective portion of the change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive income." As of September 30, 2008 and December 31, 2007, the balance reflected in "Accumulated other comprehensive income" was a loss of $51.4 million (net of tax of $32.8 million) and $45.6 million (net of tax of $29.0 million), respectively. As of September 30, 2008 and December 31, 2007, the fair value of the HVF Swaps was a liability of $67.6 million and $50.2 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities." The fair value of the HVF Swaps was calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

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

An "event of bankruptcy" (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA Insurance Corporation or Ambac Assurance Corporation would constitute an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility or series, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the affected facility or series instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer event of bankruptcy could lead to consequences that have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million and were due to expire on June 5, 2008. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. As of September 30, 2008 and December 31, 2007, the fair value of the swaptions was €5.3 million (or $7.6 million) and €6.2 million (or $9.2 million), respectively, which is reflected in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the HIL swaptions was calculated using a discounted cash flow method and applying observable market data. During the three and nine months ended September 30, 2008, the fair value adjustments related to these swaptions were a loss of $15.0 million (unrealized loss on the new swaptions) and a gain $2.8 million ($14.8 million realized gain on sale of the old swaptions and a net $12.0 million unrealized loss on the old and new swaptions), respectively, which were recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. During the three and nine months ended September 30, 2007, the fair value adjustments related to these swaptions was a loss of $6.9 million and a gain of $3.0 million, respectively, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties.

On September 12, 2008, a supplement was signed to the Indenture, dated as of August 1, 2006, between HVF and the Bank of New York Mellon Trust Company, N.A. This supplement created the Series 2008-1 Notes for issuance by HVF. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF acquired an interest rate cap in an amount equal to the Series 2008-1 maximum principal amount of $825.0 million with a strike rate of 7% and a term until August 15, 2011. HVF bought the cap on the date the supplement was signed for $0.4 million. In connection with this interest rate cap, Hertz sold an equal and opposite cap for $0.3 million. The fair value of these interest rate caps on September 30, 2008 were an asset of $0.4 million and a liability of $0.4 million. The fair value of these interest rate caps was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

Additionally, as of September 30, 2008, we have incurred $23.6 million of financing costs related to certain countries expected to enter into the take-out international asset-based facilities, which are recorded on our condensed consolidated balance sheet in "Prepaid expenses and other assets." We expect to enter into these take-out international asset-based facilities upon completion of the structuring and amortize the costs over the term of the facility. For the nine months ended September 30, 2008, we recorded $7.7 million related to the write off of the deferred financing costs of those countries who are not participating in the take-out international asset-based facilities.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Facilities

As of September 30, 2008, the following credit facilities were available for the use of Hertz and its subsidiaries:

  •
  The Senior Term Facility had approximately $25.4 million available under the letter of credit facility.

  •
  The Senior ABL Facility had the foreign currency equivalent of approximately $1,076.9 million of remaining capacity, all of which was available under the borrowing base limitation and $82.4 million of which was available under the letter of credit facility sublimit.

  •
  The U.S. Fleet Debt had approximately $1,843.7 million of remaining capacity, of which $28.8 million was available under the borrowing base limitation. No additional amounts were available under the letter of credit facility.

  •
  The International Fleet Debt facilities had the foreign currency equivalent of approximately $515.2 million of remaining capacity, of which $115.1 million was available under the borrowing base limitation.

  •
  The Fleet Financing Facility had approximately $120.8 million of remaining capacity, of which none was available under the borrowing base limitation.

  •
  The Brazilian Fleet Financing Facility had the foreign currency equivalent of approximately $1.0 million of remaining capacity, of which none was available under the borrowing base limitation.

  •
  The Canadian Fleet Financing Facility had the foreign currency equivalent of approximately $113.3 million of remaining capacity, of which none was available under the borrowing base limitation.

  •
  The Belgian Fleet Financing Facility had no remaining capacity.

  •
  The U.K. Leveraged Financing facility had the foreign currency equivalent of approximately $1.5 million of remaining capacity, of which none was available under the borrowing base limitation.

  •
  The International ABS Fleet Financing Facility had the foreign currency equivalent of approximately $183.7 million of remaining capacity, of which $132.9 million was available under the borrowing base limitation.

As noted above, subject to borrowing base limitations, we had $2,779.2 million available under our various fleet financing facilities and $1,076.9 million available under our various corporate debt facilities.

As of September 30, 2008, substantially all of our assets were pledged under one or more of the facilities noted above.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Expenditures

The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2008 and 2007 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2008
First Quarter	$2,880.3	$(1,748.4)	$1,131.9	$40.8	$(11.7)	$29.1
Second Quarter	3,662.5	(2,103.0)	1,559.5	61.9	(17.5)	44.4
Third Quarter	2,094.4	(2,284.3)	(189.9)	46.8	(7.6)	39.2

Total	$8,637.2	$(6,135.7)	$2,501.5	$149.5	$(36.8)	$112.7

2007
First Quarter	$3,333.2	$(2,243.2)	$1,090.0	$37.6	$(10.8)	$26.8
Second Quarter	3,817.6	(2,061.9)	1,755.7	59.7	(16.6)	43.1
Third Quarter	2,418.4	(2,268.9)	149.5	46.8	(25.8)	21.0
Fourth Quarter	1,772.9	(2,640.3)	(867.4)	51.9	(45.8)	6.1

Total Year	$11,342.1	$(9,214.3)	$2,127.8	$196.0	$(99.0)	$97.0

Revenue earning equipment expenditures in our car rental operations were $8,392.3 million and $8,983.7 million for the nine months ended September 30, 2008 and 2007, respectively. Revenue earning equipment expenditures in our equipment rental operations were $244.9 million and $585.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the nine months ended September 30, 2008 decreased by 6.6% and 58.2%, respectively, compared to the nine months ended September 30, 2007. The decrease in our car rental operations revenue earning equipment expenditures is due to the change in the mix of purchases made and aging of our rental fleet during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease in our equipment rental operations revenue earning equipment expenditures is primarily due to slowing non-residential construction growth and aging of our rental fleet during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Property and equipment expenditures in our car rental operations were $109.1 million and $100.2 million for the nine months ended September 30, 2008 and 2007, respectively. Property and equipment expenditures in our equipment rental operations were $33.4 million and $42.2 million for the nine months ended September 30, 2008 and 2007, respectively. Property and equipment expenditures for all other activities were $7.0 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively.

Property and equipment expenditures in our car rental operations, equipment rental operations and for all other activities for the nine months ended September 30, 2008 increased by 8.9%, decreased by 20.9% and increased by 311.8%, respectively, compared to the nine months ended September 30, 2007.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended September 30, 2008, we experienced a decreased level of net expenditures for revenue earning equipment and property and equipment compared to the nine months ended September 30, 2007. This decrease was primarily due to a decrease in revenue earning equipment expenditures, partly offset by a decrease in revenue earning equipment disposal proceeds.

Off-Balance Sheet Commitments

As of September 30, 2008 and December 31, 2007, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2008 and December 31, 2007, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $2.6 million and $2.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Interest Rate Risk

From time to time, we may enter into interest rate swap agreements to manage interest rate risk. In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into the HVF Swaps effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations.

In connection with the entrance into the HVF Swaps, Hertz entered into seven differential swaps. These differential swaps were required to be put in place to protect the counterparties to the HVF Swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an amortization event, the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps, and is transferred to Hertz.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties.

On September 12, 2008, a supplement was signed to the Indenture, dated as of August 1, 2006, between HVF and the Bank of New York Mellon Trust Company, N.A. This supplement created the Series 2008-1 Notes for issuance by HVF. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF acquired an interest rate cap in an amount equal to the Series 2008-1 maximum principal amount of $825.0 million with a strike rate of 7% and a term until August 15, 2011. HVF bought the cap on the date the supplement was signed for $0.4 million. In connection with this interest rate cap, Hertz sold an equal and opposite cap for $0.3 million. The fair value of these interest rate caps on September 30, 2008 were an asset of $0.4 million and a liability of $0.4 million. The fair value of these interest rate caps was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

See Notes 7 and 13 to the Notes to our condensed consolidated financial statements included in this Report and Notes 3 and 13 to the Notes to our audited annual consolidated financial statements included in our Form 10-K.

We have a significant amount of debt (including under our U.S. and International Fleet Debt facilities, other international fleet debt facilities and Senior ABL Facility) with variable rates of interest based generally on LIBOR, EURIBOR or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of September 30, 2008, our net income would decrease by an estimated $32.1 million over a twelve-month period.

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities and the U.S. and International Fleet Debt to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign currency option contracts to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign currency option contracts are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of September 30, 2008, were approximately $0.5 million, and we limit counterparties to financial institutions that have strong credit ratings. As of September 30, 2008 and December 31, 2007, the fair value of all outstanding foreign currency option contracts was approximately $0.7 million and $0.1 million, respectively, which was recorded in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign currency option contracts were calculated using a discounted cash flow method and applying observable

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

In connection with the Transactions, we issued €225 million of unhedged Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investment in our foreign operations. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our foreign operations. As a result of this net investment hedge designation, as of September 30, 2008 and December 31, 2007, losses of $21.3 million (net of tax of $14.1 million) and $27.8 million (net of tax of $18.3 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive income."

Inflation

The increased cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs and gasoline. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Like-Kind Exchange Program

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in a material deferral of federal and state income taxes for fiscal 2007 and the nine months ended September 30, 2008. A like-kind exchange program for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form. In addition, the benefit of deferral is subject to recapture, if, for example, there were a material downsizing of our fleet.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K. Based on present assumptions, 2008 worldwide pre-tax pension expense is expected to be approximately $36.4 million, which is a decrease of $4.7 million from 2007. The decrease in expense compared to 2007 is primarily due to lower expense in the United Kingdom of $4.0 million, higher discount rates and foreign exchange rate changes. To the extent that there are layoffs affecting a significant number of employees covered by any pension plan worldwide, 2008 expense could vary significantly because of further charges or credits.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of all material pending legal proceedings, see Note 15 to the Notes to our condensed consolidated financial statements included in this Report.

The following recent material developments pertaining to our material pending legal proceedings are furnished on a supplemental basis:

In September 2008, the United States District Court for the Central District of California granted the rental car defendants' motion to transfer the In re Tourism Assessment Fee Litigation to the United States District Court for the Southern District of California.

After the Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation case was decertified by the appellate court and remanded to the trial court for further proceedings, the case was settled. In September of 2008, a "take nothing judgment" was entered at the trial court indicating that the plaintiff took nothing on his claims against the defendants with a final judgment being entered with prejudice.

In October 2008, the plaintiff in Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation, voluntarily dismissed its conversion claim, without prejudice.

Aside from the above mentioned, there were no material changes in our material pending legal proceedings and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 with the exception of the following.

Risks Related to Our Business

A further or continued economic downturn could result in even greater declines in business and leisure travel and non-residential capital investment, which could further harm our business.

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

The United States and international markets are currently experiencing a distinct decline in economic activity, including a tightening of credit markets, and reduced airline passenger traffic. Due to this decline in economic activity the following has occurred:

  •
  During the three months ended September 30, 2008, we have experienced a period of rapid volume contraction across all of our businesses—domestic car rental, European car rental and worldwide equipment rental. The declines have happened very quickly, particularly in our car rental business, due to both commercial and leisure demand reductions in response to the

ITEM 1A.    RISK FACTORS (Continued)

    economic slowdown. Higher fuel costs and reductions in airline capacity, along with increased airfares, led consumers to rent fewer cars. Businesses also cut back on employee travel.

  •
  The utilization of our vehicles and equipment is adversely impacted when demand declines rapidly, resulting in an increase in depreciation and fleet-related costs as a percentage of revenue.

  •
  The volume reduction and temporary excess fleet levels led directly to lower industry pricing.

  •
  Efforts by us and our competitors to downsize our fleets have resulted in an increase in used car inventories at car auctions and in other disposal channels, and when combined with tighter credit and lower consumer spending, residual values suffer.

The combination of these factors has adversely impacted our business in the three months ended September 30, 2008 and we currently expect that our business in the fourth quarter of 2008 will also be adversely impacted. If the current economic conditions do not improve, our results of operations could be adversely impacted beyond 2008.

We could be harmed by a further decline in the results of operations or financial condition of the manufacturers of our cars, particularly if they are unable, reject or fail to fulfill their obligations, to repurchase program cars from us or to guarantee the depreciation of program cars.

In the past several years, Ford and General Motors, which are the principal suppliers of cars to us on both a program and non-program basis, have experienced deterioration in their operating results and significant declines in their credit ratings. This trend has accelerated in recent months as a result of the worldwide credit crisis, substantial losses in worldwide equity markets and the recent tightening of consumer credit. A severe or persistent decline in the results of operations or financial condition of a manufacturer of cars that we own could reduce the cars' residual values, particularly to the extent that the manufacturer unexpectedly announced the eventual elimination of its models or nameplates or ceased manufacturing them altogether. Such a reduction could cause us to sustain a loss on the ultimate sale of non-program cars, on which we bear the risk of such declines in residual value, or require us to depreciate those cars on a more rapid basis while we own them.

In addition, if a decline in results or conditions were so severe as to cause a manufacturer to default on an obligation to repurchase or guarantee the depreciation of program cars we own, or to cause a manufacturer to commence bankruptcy reorganization proceedings, and reject its repurchase or guaranteed depreciation obligations, or if any manufacturer of our cars does not fulfill its obligations under our current arrangement with them, for whatever reason, we would have to dispose of those program cars without the benefits of the associated programs. This could significantly increase our expenses. In addition, disposing of program cars following a manufacturer default or rejection of the program in bankruptcy could result in losses similar to those associated with the disposition of cars that have become ineligible for return or sale under the applicable program. Such losses could be material if a large number of program cars were affected. For example, we estimate that if Ford Motor Company, but not its subsidiaries, had filed for bankruptcy reorganization and rejected all its commitments to repurchase program cars from us, based upon the highest number of Ford program cars we had in the twelve months ended September 30, 2008, we would sustain material losses in the U.S., which would have been as high as $200.0 million, upon disposition of those cars. A reduction in the number of program cars that we buy would reduce the magnitude of this exposure, but it would simultaneously increase our exposure to residual value risk. See "—We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs."

Any default or reorganization of a manufacturer that has sold us program cars might also leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but not paid for, or that were sold for less than their agreed repurchase

ITEM 1A.    RISK FACTORS (Continued)

price or guaranteed value. For the twelve months ended September 30, 2008, the highest outstanding month-end receivable balance for cars sold to a single manufacturer was $203.6 million owed by General Motors. See "—We face risks of increased costs of cars and of decreased profitability, including as a result of limited supplies of competitively priced cars."

A decline in the economic and business prospects of car manufacturers, including any economic distress impacting the suppliers of car components to manufacturers, could also cause manufacturers to raise the prices we pay for cars or reduce their supply to us.

In addition, events negatively affecting the car manufacturers could affect how much we may borrow under our asset-backed financing and may in the case of certain manufacturers also increase the levels of credit enhancement we are required to provide under our asset-backed financing. See "—Our reliance on asset- backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We face risks of increased costs of cars and of decreased profitability, including as a result of limited supplies of competitively priced cars.

We believe we are one of the largest private sector purchasers of new cars in the world for our rental fleet, and as of September 30, 2008, our approximate average holding period for a rental car was twelve months in the United States and nine months in our international car rental operations. In recent years, the average holding cost of new cars has increased. As compared to last year, we expect our per car vehicle depreciation costs in the United States for 2008 to increase in the mid single digits. We may not be able to offset these car cost increases to a degree sufficient to maintain our profitability.

Historically, we have purchased more of the cars we rent from Ford than from any other automobile manufacturer. Over the five years ended December 31, 2007, approximately 40% of the cars acquired by us for our U.S. car rental fleet, and approximately 31% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the twelve months ended September 30, 2008, approximately 32% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 19% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries. Under our Master Supply and Advertising Agreement with Ford, Ford has agreed to develop fleet offerings in the United States that are generally competitive with terms and conditions of similar offerings by other automobile manufacturers. The Master Supply and Advertising Agreement expires in 2010. See "Item 1—Business—Relationship with Ford—Supply and Advertising Arrangements" in our Form 10-K. We cannot assure you that we will be able to extend the Master Supply and Advertising Agreement beyond its current term or enter into similar agreements at reasonable terms. In the future, we expect to buy a smaller proportion of our car rental fleet from Ford than we have in the past. If Ford does not offer us competitive terms and conditions, and we are not able to purchase sufficient quantities of cars from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase cars at higher prices, or on terms less competitive, than for cars purchased by our competitors. Historically, we have also purchased a significant percentage of our car rental fleet from General Motors. Over the five years ended December 31, 2007, approximately 22% of the cars acquired by us for our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the twelve months ended September 30, 2008, approximately 20% of the cars acquired by our U.S. car rental fleet, and approximately 19% of the cars acquired by us for our international fleet, were manufactured by General Motors. If Ford does not fulfill its obligations under our Master Supply and Advertising Agreement or General Motors does not fulfill its obligations under our 2009 model year arrangement, for whatever reason including a bankruptcy filing by Ford or General Motors, this could cause a significant disruption in our supply of cars, may increase our average cost of new cars, could adversely impact how much we

ITEM 1A.    RISK FACTORS (Continued)

can borrow under our asset-backed financing facilities, and could require us to provide additional enhancement or collateral under our asset-backed financing facilities.

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

Through the twelve months ended September 30, 2008, approximately 55% of the cars purchased in our combined U.S. and international car rental fleet were subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition, mileage and holding period requirements. These repurchase and guaranteed depreciation programs limit the risk to us that the market value of a car at the time of its disposition will be less than its estimated residual value at such time. We refer to this risk as "residual risk."

Repurchase and guaranteed depreciation programs enable us to determine our depreciation expense in advance. This predictability is useful to us, since depreciation is a significant cost factor in our operations. Repurchase and guaranteed depreciation programs are also useful in managing our seasonal peak demand for fleet, because some of them permit us to acquire cars and dispose of them after relatively short periods of time. A trade-off we face when we purchase program cars is that we typically pay the manufacturer of a program car more than we would pay to buy the same car as a non-program car. Program cars thus involve a larger initial investment than their non-program counterparts. If a program car is damaged and we are unable to recover the cost of the damage from our customer or another third party or otherwise becomes ineligible for return or sale under the relevant program, our loss upon the disposition of the car will be larger than if the car had been a non-program car, because our initial investment in the car was larger.

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

Repurchase and guaranteed depreciation programs generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility has been reduced as the percentage of program cars in our car rental fleet has decreased materially. See "Item 1—Business—Worldwide Car Rental—Fleet" in our Form 10-K and "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview of our Business" in this Report

Our car manufacturers may fail to fulfill their repurchase obligations under our current or future arrangements with them, for whatever reason including a bankruptcy filing, or in the future, car manufacturers could modify or eliminate their repurchase or guaranteed depreciation programs or

ITEM 1A.    RISK FACTORS (Continued)

change their return policies (which include condition, mileage and holding period requirements for returned cars) from one program year to another to make it disadvantageous to acquire certain cars. Any failure of our car manufacturers to fulfill their current repurchase obligations, or modification or elimination of such programs in the future, would increase our exposure to the risks described in the preceding paragraphs. In addition, because we obtain a substantial portion of our financing in reliance on repurchase and guaranteed depreciation programs, the failure of our car manufacturers to fulfill their current repurchase obligations, or modification or elimination of those programs in the future, or significant adverse changes in the financial condition of our car manufacturers could impact our outstanding asset-backed facilities and could in the future make some vehicle-related debt financing more difficult to obtain on reasonable terms. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

An impairment of our goodwill and/or our indefinite-lived intangible assets could have a material non-cash adverse impact on our results of operations.

We account for our goodwill and indefinite-lived intangible assets under SFAS No. 142 and review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. The current economic environment is having a negative impact on our results in 2008 through reductions in rental volume, decreases in pricing and increases in certain costs. In addition, there is industry related downward pressure on our stock price, resulting in a reduced market capitalization which may not recover in the short term. We have taken a number of actions as described elsewhere in this filing to mitigate the impact of these negative factors on our projected future cash flows. However, the global economy could continue to deteriorate and our planned actions may not be sufficient to allow us to maintain consistent levels of cash flows as currently projected. If such further economic deterioration occurs, we may be required to record a charge for goodwill and/or indefinite-lived intangible asset impairments in the future which could have a material adverse non-cash impact on our results of operations. We will be performing our annual impairment tests for goodwill and indefinite-lived intangible assets in the fourth quarter of 2008.

Risks Relating to Our Indebtedness

The third-party insurance companies that provide credit enhancements in the form of financial guaranties of U.S. Fleet Debt could face financial instability due to factors beyond our control, which in turn could have material adverse effects on our business.

MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," provide credit enhancements in the form of financial guaranties for our U.S. Fleet Debt, with each providing guaranties for approximately half of the $4.3 billion in principal amount of the notes issued under our ABS program in December 2005. MBIA and Ambac are facing financial instability due to factors beyond our control. Each of MBIA and Ambac has been downgraded and is on review for further credit downgrade or under developing outlook by one or more credit ratings agencies. We may be required to utilize alternate sources of funding as our outstanding ABS notes mature, which may not be available on terms as favorable or in amounts comparable to those available to us under our existing ABS program.

An "event of bankruptcy" (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA or Ambac would constitute an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility or series, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the affected facility or series instead of applying those proceeds to purchase

ITEM 1A.    RISK FACTORS (Continued)

additional cars and/or for working capital purposes. An insurer "event of bankruptcy" could lead to consequences that have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

After 30 days, an insurer event of bankruptcy would constitute a limited liquidation event of default under the applicable indenture supplement governing the U.S. Fleet Debt insured by the bankrupt insurer. At that point, noteholders for the affected series of notes would have the right to instruct the trustee to exercise all remedies available to secured creditors, including the termination of the master lease under which Hertz leases its U.S. vehicle fleet and foreclosure of the vehicle fleet, provided that the exercise of any such right is supported by a majority of the affected noteholders. If the master lease were terminated due to the insolvency of either MBIA or Ambac, the termination would trigger an amortization event with respect to the notes insured by the other insurer. Foreclosure of the vehicle fleet would have a material adverse effect on our business, financial condition and results of operations.

The occurrence of an amortization event as a result of insurer insolvency would also result in our inability to make use of the Like-Kind Exchange Program, which is described under "Item 2—Management's Discussion and Analysis of Financial Conditions and Results of Operations—Like-Kind Exchange Program," with respect to future dispositions and acquisitions of fleet vehicles subject to the ABS program. This could expose us to increased income tax liability in the future as a result of recognition of gains upon sales from our then-existing ABS Program fleet, although we would expect to be able to utilize the Like-Kind Exchange Program for certain cars within our then-existing fleet as well as future cars purchased outside of the ABS Program.

A limited liquidation event of default under the applicable indenture supplement governing the U.S. Fleet Debt and any related foreclosure of the vehicle fleet could result in our inability to have access to other facilities or could accelerate outstanding indebtedness under those facilities or other financing arrangements.

Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. In connection with the Acquisition, a bankruptcy-remote special purpose entity wholly-owned by us issued approximately $4,300.0 million of new debt (plus an additional $1,500.0 million in the form of variable funding notes issued but not funded at the closing of the Acquisition) backed by our U.S. car rental fleet under the ABS program. In addition, we issued $600.0 million of medium term notes backed by our U.S. car rental fleet, or the "Pre-Acquisition ABS Notes," prior to the Acquisition, which remained outstanding following the Acquisition. As part of the Acquisition, various of our non-U.S. subsidiaries and certain special purpose entities issued approximately $1,781.0 million of debt under the International Fleet Debt and certain of our other international debt facilities, which are secured by rental vehicles and related assets of certain of our subsidiaries (all of which are organized outside the United States) or by rental equipment and related assets of certain of our subsidiaries organized outside North America, as well as (subject to certain limited exceptions) substantially all our other assets outside North America. The asset-backed debt issued in connection with the Transactions has expected final payment dates ranging through 2010 and the Pre-Acquisition ABS Notes have expected final payment dates ranging through 2009. Based upon these repayment dates, this debt will need to be refinanced within the next two years. Recent turmoil in the credit markets has reduced the availability of debt financing and asset-backed securities have become the focus of increased investor and regulatory scrutiny. Approximately half of our outstanding U.S. Fleet Debt issued prior to, or in connection with, the Transactions is subject to the benefit of a financial guaranty from MBIA, while the remainder is subject to the benefit of a financial guaranty from Ambac. However, the 2008-1 Series Notes ($825.0 million) that

ITEM 1A.    RISK FACTORS (Continued)

we issued but did not fund in September 2008, are not subject to any financial guaranty. Consequently, if our access to asset-backed financing were reduced or were to become significantly more expensive for any reason, including as a result of the deterioration in the markets for asset-backed securities or as a result of deterioration in the credit ratings or the insolvency of the financial guarantors, we cannot assure you that we would be able to refinance or replace our existing asset-backed financing or continue to finance new car acquisitions through asset-backed financing on favorable terms, or at all.

Our asset-backed financing capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including, without limitation:

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

  •
  the insolvency of one or more of the third-party credit enhancers that insure our asset-backed indebtedness, or downgrading of their credit ratings;

  •
  the insolvency or deterioration of the financial condition of one or more of our principal suppliers of cars; or

  •
  changes in law that negatively impact our asset-backed financing structure.

The occurrence of certain of the events listed above could result, among other things, in the occurrence of an amortization event pursuant to which the proceeds of sales of cars that collateralize the affected facility or series of asset-backed notes would be required to be applied to the payment of principal and interest on the affected facility or series, rather than being reinvested in our car rental fleet. The continuation of an amortization event for 30 days, as well as, certain other events, including defaults by Hertz and its affiliates in the performance of covenants set forth in the agreements governing the U.S. Fleet Debt, could result in the occurrence of a liquidation event pursuant to which the trustee or holders of asset-backed notes of the affected series would be permitted to require the sale of the assets collateralizing that series. We would not be able to effect short term borrowings under the variable funding notes issued at the closing of the Acquisition, although we would be able to borrow on a short term basis under the 2008-1 Series Notes. Any of these consequences could affect our liquidity and our ability to maintain sufficient fleet levels to meet customer demands and could trigger cross defaults under certain of our other debt instruments.

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

ITEM 1A.    RISK FACTORS (Continued)

The terms of our Senior Credit Facilities permit us to finance or refinance new car acquisitions through other means, including secured financing that is not limited to the assets of special purpose entity subsidiaries. We may seek in the future to finance or refinance new car acquisitions, including cars excluded from the ABS Program, through such other means. No assurances can be given, however, as to whether such financing will be available, or as to whether the terms of such financing will be comparable to the debt issued under the ABS Program. In addition, the borrowing capacity under our Senior ABL Facility is based upon the value of the assets securing such facility; therefore in periods where the value of the assets securing this facility decline or we are selling such assets and not replacing them, the availability of funds under the Senior ABL Facility will be reduced and we will have less funds available to purchase new cars or equipment.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. The recent worldwide credit crisis will also likely make it more difficult for us to refinance our indebtedness and we cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and restrict the use of proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

The indentures governing our Senior Notes and Senior Subordinated Notes and the agreements governing our Senior Credit Facilities and U.S Fleet Debt facilities contain numerous covenants, and in certain cases require us to meet certain financial ratios and tests which utilize Corporate EBITDA. In addition, under the agreements governing certain of our U.S. Fleet Debt we are required to have a financial guaranty from a third-party insurance company. Our failure to comply with the obligations contained in one of these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt

ITEM 1A.    RISK FACTORS (Continued)

issued under other instruments. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. Such alternative measures could have a material adverse effect on our business, financial condition and results of operations.

An increase in interest rates or in our borrowing spread would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including borrowings under the Senior Credit Facilities, the International Fleet Debt facilities and certain of our other outstanding debt securities, bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability, including, in the case of the U.S. Fleet Debt and the International Fleet Debt facilities, our Corporate EBITDA. We have recently seen an increase in our borrowing spread, as the borrowing spread of the Series 2008-1 Notes, based on current conditions, is approximately 150 basis points higher than HVF's existing variable funding notes. In addition, recent turmoil in the credit markets has reduced the availability of debt financing, which may result in increases in the interest rates at which lenders are willing to make future debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks—Interest Rate Risk" in our Form 10-K.

ITEM 6.    EXHIBITS

(a)
Exhibits:

Exhibit Number	Description
4.5.1.3	Amendment Agreement, dated as of July 24, 2008, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein (Incorporated by reference to Exhibit 4.5.1.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc, as filed on August 8, 2008.)
4.9.26.1
Series 2008-1 Supplement, dated as of September 12, 2008, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, among Hertz Vehicle Financing LLC, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary**
4.9.26.2
Series 2008-1 Note Purchase Agreement (Series 2008-1 Variable Funding Rental Car Asset Backed Notes), dated as of September 12, 2008, among Hertz Vehicle Financing LLC, the Hertz Corporation, as Administrator, certain conduit investors, each as Conduit Investor, certain financial institutions, each as a Committed Note Purchaser, certain funding agents and Deutsche Bank Securities Inc., as Administrative Agent.**
10.37	Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan for awards to directors in May 2008* **
10.38	Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan* **
10.39	Hertz Global Holdings, Inc. Severance Plan for Senior Executives* **
10.40	Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and our executive officers* **
10.41	Letter amending terms of Change in Control Severance Agreement between Hertz Global Holdings, Inc. and Joseph Nothwang* **
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 10, 2008, relating to Unaudited Interim Financial Information
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Indicates management compensation plan.

**
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on November 7, 2008.

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

Date: November 10, 2008	THE HERTZ CORPORATION (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
4.5.1.3	Amendment Agreement, dated as of July 24, 2008, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein (Incorporated by reference to Exhibit 4.5.1.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc, as filed on August 8, 2008.)
4.9.26.1
Series 2008-1 Supplement, dated as of September 12, 2008, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, among Hertz Vehicle Financing LLC, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary**
4.9.26.2
Series 2008-1 Note Purchase Agreement (Series 2008-1 Variable Funding Rental Car Asset Backed Notes), dated as of September 12, 2008, among Hertz Vehicle Financing LLC, the Hertz Corporation, as Administrator, certain conduit investors, each as Conduit Investor, certain financial institutions, each as a Committed Note Purchaser, certain funding agents and Deutsche Bank Securities Inc., as Administrative Agent.**
10.37	Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan for awards to directors in May 2008* **
10.38	Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan* **
10.39	Hertz Global Holdings, Inc. Severance Plan for Senior Executives* **
10.40	Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and our executive officers* **
10.41	Letter amending terms of Change in Control Severance Agreement between Hertz Global Holdings, Inc. and Joseph Nothwang* **
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 10, 2008, relating to Unaudited Interim Financial Information
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Indicates management compensation plan.

**
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on November 7, 2008.

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

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURE
EXHIBIT INDEX