Form 10-K
period 2008-12-31
HERTZ CORP
filed 2009-03-05
CIK 47129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

No voting or non-voting common equity of the registrant was held by non-affiliates of the registrant as of June 30, 2008. As of March 4, 2009, all of the common stock of the registrant is owned by its affiliate, Hertz Investors, Inc. As of March 4, 2009, 100 shares of the registrant's common stock (par value $0.01) were outstanding.

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

On December 21, 2005, or the "Closing Date," an indirect, wholly-owned subsidiary of Hertz Holdings acquired all of our common stock from Ford Holdings LLC, or "Ford Holdings," pursuant to a Stock Purchase Agreement, dated as of September 12, 2005, among Ford Motor Company, or "Ford," Ford Holdings and Hertz Holdings (previously known as CCMG Holdings, Inc.). As a result of this transaction, investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., The Carlyle Group and Merrill Lynch Global Private Equity, or, collectively, the "Sponsors," owned over 99% of the common stock of Hertz Holdings. Following the initial public offering and a secondary public offering of the common stock of Hertz Holdings in November 2006 and June 2007, respectively, these funds currently own approximately 55% of the common stock of Hertz Holdings. We refer to the acquisition of all of our common stock as the "Acquisition." We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the "Transactions." The "Successor period ended December 31, 2005" refers to the 11-day period from December 21, 2005 to December 31, 2005 and the "Predecessor period ended December 20, 2005" refers to the period from January 1, 2005 to December 20, 2005. The term "Successor" refers to us following the Acquisition and the term "Predecessor" refers to us prior to the Closing Date.

In September 2008, Bank of America Corporation, or "Bank of America," announced it was acquiring the Merrill Lynch & Co., Inc., the parent company of Merrill Lynch Global Private Equity, or "MLGPE." This transaction closed on January 1, 2009. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by MLGPE and certain of its affiliates.

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

  •
  income and margins;

  •
  liquidity and availability to us of additional or continued sources of financing for our revenue earning equipment;

  •
  financial instability of insurance companies providing financial guarantees for our asset-backed securities;

  •
  financial instability of the manufacturers of our cars;

  •
  anticipated growth;

  •
  economies of scale;

  •
  the economy;

  •
  future economic performance;

  •
  our ability to maintain profitability during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

  •
  fuel costs;

  •
  future acquisitions and dispositions;

  •
  litigation;

  •
  potential and contingent liabilities;

  •
  management's plans;

  •
  taxes;

  •
  tangible and intangible asset impairment charges; and

  •
  refinancing of existing debt.

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

 PART I

ITEM 1.    BUSINESS

Our Company

We own what we believe is the largest worldwide general use car rental brand and one of the largest equipment rental businesses in the United States and Canada combined, both based on revenues. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. In our car rental business segment, we and our independent licensees and associates accept reservations for car rentals at approximately 8,100 locations in approximately 145 countries. We are the only car rental company that has an extensive network of company-operated rental locations both in the United States and in all major European markets. We maintain the leading airport car rental brand market share, by overall reported revenues, in the United States and at the 42 major airports in Europe where we have company-operated locations and data regarding car rental concessionaire activity is available. We believe that we also maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. In our equipment rental business segment, we rent equipment through approximately 345 branches in the United States, Canada, France, Spain and China, as well as through our international licensees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We have a diversified revenue base and a highly variable cost structure and are able to dynamically manage fleet capacity, the most significant determinant of our costs. Our revenues have grown at a compound annual growth rate of 6.8% over the last 20 years, with year-over-year growth in 17 of those 20 years.

The car and equipment rental industries are significantly influenced by general economic conditions. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. During 2008, this resulted in a rapid decline in the volume of car rental transactions, an increase in depreciation and fleet related costs as a percentage of revenue, lower industry pricing and lower residual values for the non-program cars that we sold. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

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

The Acquisition

On December 21, 2005, investment funds associated with or designated by the Sponsors, through an indirect wholly-owned subsidiary of Hertz Holdings, acquired all of our common stock from a subsidiary of Ford in the Acquisition, for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million. To finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, the Sponsors used:

  •
  equity contributions totaling $2,295 million from the investment funds associated with or designated by the Sponsors;

ITEM 1.    BUSINESS (Continued)

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

  •
  aggregate borrowings of approximately $1,707 million by us under a new senior term facility, or the "Senior Term Facility," which consists of (a) a maximum borrowing capacity of $2,000 million (which was decreased in February 2007 to $1,400 million), which included a delayed draw facility, or the "Delayed Draw Facility," of $293 million (which was utilized during 2006) and (b) a synthetic letter of credit facility in an aggregate principal amount of $250 million. On May 15, 2006, Hertz borrowed approximately $84.9 million under Delayed Draw Facility and used the proceeds thereof to repay its 6.5% Senior Notes due 2006. Hertz borrowed the remaining portion of the Delayed Draw Facility on July 10, 2006, and applied the proceeds thereof to repay borrowings outstanding under the senior asset-based revolving loan facility described below;

  •
  aggregate borrowings of approximately $400 million by us and one of our Canadian subsidiaries under a new senior asset-based revolving loan facility, or the "Senior ABL Facility," with a maximum borrowing capacity of $1,600 million (which was increased in February 2007 to $1,800 million). We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities;"

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

  •
  aggregate borrowings of the foreign currency equivalent of approximately $1,781 million by certain of our international subsidiaries under asset-based revolving loan facilities with aggregate commitments equivalent to approximately $2,930 million (calculated in each case at December 31, 2005), subject to borrowing bases comprised of rental vehicles, rental equipment, and related assets of certain of our international subsidiaries, (substantially all of which are organized outside of the United States) or one or more special purpose entities, as the case may be, and, rental equipment and related assets of certain of our subsidiaries organized outside North America or one or more special purpose entities, as the case may be, which facilities (together with certain capital lease obligations) are referred to collectively as the "International Fleet Debt;" and

  •
  our cash on hand in an aggregate amount of approximately $6.1 million.

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

ITEM 1.    BUSINESS (Continued)

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

In September 2008, Bank of America announced it was acquiring Merrill Lynch & Co., the parent company of Merrill Lynch Global Private Equity. This transaction closed on January 1, 2009. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by Merrill Lynch Global Private Equity and certain of its affiliates.

Our Markets

We operate in the global car rental industry and in the equipment rental industry.

Worldwide Car Rental

We believe that the global car rental industry exceeds $35 billion in annual revenues. According to a 2008 report appearing in Auto Rental News, car rental revenues in the United States are estimated to be approximately $22 billion in 2008 and have grown at a 4.9% compound annual growth rate since 1991,

ITEM 1.    BUSINESS (Continued)

including 1.8% growth in 2008. We believe car rental revenues in Europe account for approximately $14 billion in annual revenues, with the airport portion of the industry comprising approximately 40% of the total. Within Europe, the largest markets are Germany, France, Spain and the United Kingdom. We believe total rental revenues for the car rental industry in Europe in 2008 were approximately $10 billion in nine countries—France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Switzerland, Belgium and Luxembourg—where we have company-operated rental locations and approximately $2.4 billion in eight other countries—Greece, Ireland, Portugal, Sweden, Norway, Denmark, Austria and Finland—where our brand is present through our licensees.

We estimate that rentals by airline travelers at or near airports, or "airport rentals," accounted for approximately one-half of the total market in the United States in 2008. This portion of the market is significantly influenced by developments in the travel industry and particularly in airline passenger traffic, or "enplanements." We believe domestic enplanements decreased in 2008 by approximately 5.1% and are expected to decrease by 8.0% in 2009. The International Air Transport Association, or "IATA," projected in December 2008 that annual international enplanements would decrease 3.0% in 2009.

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

Worldwide Equipment Rental

We estimate the size of the U.S. equipment rental industry, which is highly fragmented with few national competitors and many regional and local operators, to be approximately $38 billion in annual revenues for 2008, but the part of the rental industry dealing with equipment of the type HERC rents is somewhat smaller than that. We believe that the industry grew at a 9.6% compound annual growth rate between 1991 and 2008. Other market data indicates that the equipment rental industries in France and Spain generate roughly $4 billion and less than $2 billion in annual revenues, respectively, although the portions of those markets in which HERC competes are smaller.

The equipment rental industry serves a broad range of customers from small local contractors to large industrial national accounts and encompasses a wide range of rental equipment from small tools to heavy earthmoving equipment. We believe U.S. non-residential construction spending grew at an annual rate of 4% in 2008 but is projected to decrease at an annual rate of 10% in 2009. We also believe that rental equipment accounted for approximately 40% of all equipment sold into the U.S. construction industry in 2007, up from approximately 5% to 10% in 1991. In addition, we believe that the trend toward rental instead of ownership of equipment in the U.S. construction industry will continue and that as much as 50% of the equipment used in the industry could be rental equipment by 2012.

Our Business Segments

Our business consists of two reportable segments, car rental and equipment rental. General corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities, such as third-party claim management services are included as "other reconciling items."

Car Rental: Our "company-operated" rental locations are those through which we, or an agent of ours, rent cars that we own or lease. We maintain a substantial network of company-operated car rental locations both in the United States and internationally, and what we believe to be the largest number of company-operated airport car rental locations in the world, enabling us to provide consistent quality and service worldwide. For the year ended December 31, 2008, we derived approximately 69% of our

ITEM 1.    BUSINESS (Continued)

worldwide car rental revenues from airport locations. Our licensees and associates also operate rental locations in over 140 countries and jurisdictions, including most of the countries in which we have company-operated rental locations.

Equipment Rental: We believe, based on an article in Rental Equipment Register published in May 2008, that HERC is one of the largest equipment rental companies in the United States and Canada combined. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, generators, pumps, small tools, compaction equipment and construction-related trucks. HERC also derives revenues from the sale of new equipment and consumables.

Set forth below are charts showing revenues by reportable segment, and revenues by geographic area, both for the year ended December 31, 2008 and revenue earning equipment at net book value as of December 31, 2008 (the majority of our international operations are in Europe). See Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Revenues by Segment for Year Ended December 31, 2008(1) $8.5 billion

Revenues by Geographic Area for Year Ended December 31, 2008 $8.5 billion	Revenue Earning Equipment, net book value as of December 31, 2008 $8.7 billion

(1)
Car rental segment revenue includes fees and certain cost reimbursements from licensees. See Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

ITEM 1.    BUSINESS (Continued)

For further information on our business segments, including financial information for the years ended December 31, 2008, 2007 and 2006, see Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Worldwide Car Rental

Operations

We rent a wide variety of makes and models of cars, nearly all of which are the current or previous year's models. We generally accept reservations only for a class of vehicles, although we accept reservations for specific makes and models of vehicles in our Prestige Collection national-scale luxury rental program, our Hertz Fun Collection experiential rental program, our Green Collection environmentally friendly rental program and a limited number of models in high-volume, leisure-oriented destinations. We rent cars on an hourly (in select markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary at different locations depending on local market conditions and other competitive and cost factors. While cars are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to car rentals and licensee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, Hertz NeverLost navigation systems and satellite radio services.

We have company-operated rental locations both in the United States and internationally. The international car rental operations that generated the highest volumes of business from our company-operated locations for the year ended December 31, 2008 were, in descending order of revenues, those conducted in France, Germany, Italy, the United Kingdom, Australia, Spain and Canada. We also have company-operated rental locations in the Netherlands, Switzerland, Brazil, New Zealand, Puerto Rico, Belgium, Luxembourg, the Czech Republic and the U.S. Virgin Islands.

As of December 31, 2008, we had approximately 1,960 staffed rental locations in the United States, of which approximately one-fourth were airport locations and three-fourths were off-airport locations, and we regularly rent cars from approximately 1,130 other locations that are not staffed. As of December 31, 2008, we had approximately 1,200 staffed rental locations internationally, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rent cars from approximately 100 other locations that are not staffed. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, fleet utilization, yield management, competitive pricing and ability to offer one-way rentals.

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

ITEM 1.    BUSINESS (Continued)

facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.

The terms of our concessions typically do not forbid, and in a few instances actually require, us to seek reimbursement from customers of concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. The number of car rental concessions available at airports varies considerably, but, except at small, regional airports, it is rarely less than four. At Orlando International Airport, where we do not have a car rental concession, we operate an airport rental location at a facility located near the airport's premises and pick up and drop off our customers at the airport under a permit from the airport's operator. Certain of our concession agreements require the consent of the airport's operator in connection with changes in our ownership. We sought those consents that were required in connection with the initial public offering of Hertz Holdings' common stock, except where not obtaining them would not, in our view, have had a material adverse effect on our consolidated financial position or results of operations. See "Item 1A—Risk Factors—Risks Related to Our Business—We face risks related to changes in our ownership."

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

In 2007, we introduced Simply Wheelz by Hertz, a new company under the Hertz brand which offers leisure travelers faster, easier and more affordable access to popular rental cars. Simply Wheelz offers an easy-to-use website for reservations and self-service rental machines, or "kiosks," to rent and return vehicles. Simply Wheelz is currently accepting reservations in our Orlando, Miami and West Palm Beach Airports in Florida, the Los Angeles and San Diego Airports in California, the McCarran International Airport in Las Vegas and Alicante and Malaga, Spain locations.

In late 2008, we introduced Connect by Hertz, a new car-sharing service, which rents cars by the hour at about two dozen locations in New York, London, Paris and Park Ridge, N.J. Connect by Hertz allows customers to sign up for the service and start renting cars by the hour. Customers pay an annual or monthly membership fee, pick up cars in locations scattered around a city without checking in at a Hertz rental office, and then pay an hourly car-rental fee.

In the United States, the Hertz brand had the highest market share, by revenues, in 2007 and in the first eight months of 2008 at the approximately 185 largest airports where we operate. Out of the approximately 170 major European airports at which we have company-operated rental locations, data regarding car rental concessionaire activity for the year ended December 31, 2008 was available at 42 of these airports. Based upon this data, we believe that we were the largest airport car rental company, measured by aggregate airport rental revenues during that period, at those 42 airports taken together. In the United States, we intend to maintain or expand our market share in the airport rental business. For a further description of our competitors, market share and competitive position see "—Competition" below.

ITEM 1.    BUSINESS (Continued)

At our major airport rental locations, as well as at some smaller airport and off-airport locations, customers participating in our Hertz #1 Club Gold program are able to rent vehicles in an expedited manner. In the United States, participants in our Hertz #1 Club Gold program often bypass the rental counter entirely and proceed directly to their vehicles upon arrival at our facility. For the year ended December 31, 2008, rentals by Hertz #1 Club Gold members accounted for approximately 39% of our worldwide rental transactions. We believe the Hertz #1 Club Gold program provides a significant competitive advantage to us, particularly among frequent travelers, and we have, through travel industry relationships, targeted such travelers for participation in the program.

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

We believe that the off-airport portion of the car rental market offers opportunities for us on several levels. First, presence in the off-airport market can provide customers a more convenient and geographically extensive network of rental locations, thereby creating revenue opportunities from replacement renters, non-airline travel renters and airline travelers with local rental needs. Second, it can give us a more balanced revenue mix by reducing our reliance on airport travel and therefore limiting our risk exposure to external events that may disrupt airline travel trends. Third, it can produce higher fleet utilization as a result of the longer average rental periods associated with off-airport business, compared to those of airport rentals. Fourth, replacement rental volume is far less seasonal than that of other business and leisure rentals, which permits efficiencies in both fleet and labor planning. Finally, cross-selling opportunities exist for us to promote off-airport rentals among frequent airport Hertz #1 Club Gold program renters and, conversely, to promote airport rentals to off-airport renters. In view of those benefits, along with our belief that our market share for off-airport rentals is generally smaller than our market share for airport rentals, we intend to seek profitable growth in the off-airport rental market, both in the United States and internationally.

In the three years ended December 31, 2008, we increased the number of our off-airport rental locations in the United States by approximately 20% to approximately 1,645 locations. In 2009 and subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and pursuit of same-store sales growth. We anticipate that same-store sales growth would be driven by our traditional leisure and business traveler customers and by increasing penetration of the insurance replacement market, of which we currently have a low market share. In the United States

ITEM 1.    BUSINESS (Continued)

during the year ended December 31, 2008, approximately one-third of our rental revenues at off-airport locations were related to replacement rentals. We believe that if we successfully pursue our strategy of profitable off-airport growth, the proportion of replacement rental revenues will increase. As we move forward, our determination of whether to continue to expand our U.S. off-airport network will be based upon a combination of factors, including the concentration of target insurance company policyholders, car dealerships, auto body shops and other clusters of retail, commercial activity and potential profitability. We also intend to increase the number of our staffed off-airport rental locations internationally based on similar criteria.

In addition to renting cars, in Germany we also rent trucks of approximately eight tons and over, including truck tractors. This truck rental fleet consists of approximately 2,600 vehicles, which have either been acquired under repurchase programs similar to those under which we purchase program cars, or are under operating leases. Also, we are engaged in the car leasing business in Brazil and Australia. Our truck rental activities in Germany and our car leasing activities in Brazil and Australia are treated as part of our international car rental business in our consolidated financial statements.

Our worldwide car rental segment generated $6,858.2 million in revenues and $385.3 million in loss before income taxes and minority interest during the year ended December 31, 2008.

We may also, from time to time, pursue profitable growth within our car rental business by pursuing opportunistic acquisitions, which may be significant, that would expand our global car rental business.

Customers and Business Mix

We categorize our car rental business based on two primary criteria—the purpose for which customers rent from us (business or leisure) and the type of location from which they rent (airport or off-airport). The table below sets forth, for the year ended December 31, 2008, the percentages of rental revenues and rental transactions in our U.S. and international operations derived from business and leisure rentals and from airport and off-airport rentals.

	Year ended December 31, 2008
	U.S.		International
	Revenues	Transactions	Revenues	Transactions
Type of Car Rental
By Customer:
Business	45%	49%	54%	52%
Leisure	55	51	46	48

	100%	100%	100%	100%

By Location:
Airport	78%	77%	54%	57%
Off-airport	22	23	46	43

	100%	100%	100%	100%

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

ITEM 1.    BUSINESS (Continued)

arrangements relating to car rental with many large businesses, governments and other organizations, including most Fortune 500 companies.

Customers who rent from us for "leisure" purposes include not only individual travelers booking vacation travel rentals with us but also people renting to meet other personal needs. Leisure rentals, generally, are longer in duration and generate more revenue per transaction than do business rentals, although some types of business rentals, such as rentals to replace temporarily unavailable cars, have a long average duration. Business rentals and leisure rentals have different characteristics and place different types of demands on our operations. We believe that maintaining an appropriate balance between business and leisure rentals is important to the profitability of our business and the consistency of our operations.

Our business and leisure customers rent from both our airport and off-airport locations. Demand for airport rentals is correlated with airline travel patterns, and transaction volumes generally follow enplanement trends on a global basis. Customers often make reservations for airport rentals when they book their flight plans, which make our strong relationships with travel agents, associations and other partners (e.g., airlines) a key competitive advantage in generating consistent and recurring revenue streams.

Off-airport rentals typically involve people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports. This category also includes people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies because their cars have been damaged. In order to attract these renters, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. While we estimate our share of the insurance replacement rental market was approximately 9% of the estimated rental revenue volume for the year ended December 31, 2008, we have identified 209 insurance companies, ranging from local or regional carriers to large, national companies, as our target insurance replacement market. As of December 31, 2008, we were a preferred or recognized supplier of approximately 185 of these 209 insurance companies. Although Enterprise Rent-A-Car Company, or "Enterprise," currently has the largest share of the insurance replacement market, we believe that many of these companies are receptive to our replacement rental offerings and prefer to have at least two national rental car suppliers. Enterprise has asserted that certain systems we use to conduct insurance replacement rentals infringe on its patent rights, and we have sued Enterprise to establish our continued right to use these systems. See "Item 1A—Risk Factors—Risks Related to Our Business—Claims that the software products and information technology systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services."

We conduct active sales and marketing programs to attract and retain customers. Our commercial and travel industry sales force calls on companies and other organizations whose employees and associates need to rent cars for business purposes, as well as on membership associations, tour operators, travel companies and other groups whose members, participants and customers rent cars for either business or leisure purposes. A specialized sales force calls on companies with replacement rental needs, including insurance and leasing companies and car dealers. We also advertise our car rental offerings through a variety of traditional media channels, such as television and newspapers, direct mail and the Internet. In addition to advertising, we also conduct a variety of other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

ITEM 1.    BUSINESS (Continued)

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

With rare exceptions, individuals renting cars from us are personally obligated to pay all amounts due under their rental agreements. They typically pay us with a charge, credit or debit card issued by a third party, although certain customers use a Hertz charge account that we have established for them, usually as part of an agreement between us and their employer. For the year ended December 31, 2008, all amounts charged to Hertz charge accounts established in the United States and by our international subsidiaries, were billed directly to a company or other organization or were guaranteed by a company.

We also issue rental vouchers and certificates that may be used to pay rental charges, mostly for prepaid and tour-related rentals. In addition, where the law requires us to do so, we rent cars on a cash basis. For the year ended December 31, 2008, no customer accounted for more than 2.0% of our car rental revenues.

In the United States for the year ended December 31, 2008, 85% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 8% came from customers using Hertz charge accounts, 6% came from customers using rental vouchers or another method of payment and 1% came from cash transactions. In our international operations for the year ended December 31, 2008, 52% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 28% came from customers using Hertz charge accounts, 19% came from customers using rental vouchers or another method of payment and 1% came from cash transactions. For the year ended December 31, 2008, bad debt expense represented 0.3% of car rental revenues for our U.S. operations and 0.3% of car rental revenues for our international operations.

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

ITEM 1.    BUSINESS (Continued)

For the year ended December 31, 2008, approximately 32% of the worldwide reservations we accepted came through travel agents using GDSs, while 25% came through phone calls to our reservations centers, 29% through our websites, 9% through third-party websites and 5% through local booking sources.

Fleet

We believe we are one of the largest private sector purchasers of new cars in the world. During the year ended December 31, 2008, we operated a peak rental fleet in the United States of approximately 317,100 cars and a combined peak rental fleet in our international operations of approximately 181,000 cars, in each case exclusive of our licensees' fleet. During the year ended December 31, 2008, our approximate average holding period for a rental car was twelve months in the United States and nine months in our international operations.

Over the five years ended December 31, 2008, we have acquired, subject to availability, approximately 63% of our cars as program cars. Program cars as a percentage of all cars purchased by our U.S. operations, increased from 42% for the year ended December 31, 2007 to 55% for the year ended December 31, 2008. Program cars as a percentage of all cars purchased by our international operations decreased from 65% for the year ended December 31, 2007 to 59% for the year ended December 31, 2008. Although our overall strategy is to increase the proportion of non-program cars we have in our worldwide fleet, taking our U.S. operations and international operations together, program cars as a percentage of all cars purchased increased from 50% for the year ended December 31, 2007 to 57% for the year ended December 31, 2008. This increase is partially attributable to the requirements in our agreements with car manufacturers to purchase specified minimum numbers of program cars during the year, together with a reduction in the overall number of cars purchased. Under these programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on either a predetermined percentage of original car cost and the month in which the car is returned or the original capitalized cost less a set daily depreciation amount. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. These repurchase and guaranteed depreciation programs limit our residual risk with respect to cars purchased under the programs and allow us to determine depreciation expense in advance. For this reason, cars purchased by car rental companies under repurchase and guaranteed depreciation programs are sometimes referred to by industry participants as "program" cars. Conversely, those cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk are sometimes referred to as "non-program" cars.

Over the past five years, the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs has substantially decreased due primarily to changes in the overall terms offered by automobile manufacturers under repurchase programs. Accordingly, we bear increased risk relating to the residual market value and the related depreciation on our car rental fleet and must use different rotational techniques to accommodate our seasonal peak demand for cars.

Over the five years ended December 31, 2008, approximately 36% of the cars acquired by us for our U.S. car rental fleet, and approximately 28% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2008, approximately 30% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 19% of the cars acquired by us for our international fleet were manufactured by Ford and

ITEM 1.    BUSINESS (Continued)

its subsidiaries. The percentage of the fleet which we purchase from Ford has declined during the past five years as we try to further diversify our fleet to meet customer demands and minimize overall costs. See "—Relationship with Ford" and Note 14 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." Historically, we have also purchased a significant percentage of our car rental fleet from General Motors Corporation, or "General Motors." Over the five years ended December 31, 2008, approximately 23% of the cars acquired by us for our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the year ended December 31, 2008, approximately 25% of the cars acquired by our U.S. car rental fleet, and approximately 18% of the cars acquired by us for our international fleet, were manufactured by General Motors. Additionally, during the year ended December 31, 2008, approximately 13% of the cars we acquired, on a worldwide basis, were manufactured by Toyota.

In the past several years, Ford and General Motors, which are the principal suppliers of cars to us on both a program and non-program basis, have experienced deterioration in their operating results and significant declines in their credit ratings. In the fall of 2008, Ford and General Motors approached the U.S. Congress to request assistance from the federal government in order to fund their continuing operations. Subsequent to that request, the federal government has provided some assistance to General Motors. In addition, General Motors has presented its reorganization plan to the U.S. government, requesting additional funds. While Ford has publicly stated that it does not intend to seek such assistance, there can be no assurance that it will not do so in the future. If the federal government does not provide such assistance, one or both of these manufacturers could commence bankruptcy reorganization proceedings. For a discussion of the impact that such an event may have on our operations, see "Item 1A—Risk Factors—Risks Related to Our Business—We could be harmed by a further decline in the results of operations or financial condition of the manufacturers of our cars."

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

We dispose of non-program cars, as well as program cars that become ineligible for manufacturer repurchase or guaranteed depreciation programs, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and dealers and, to a lesser extent and primarily in the United States, sales at retail through a network of nine company-operated car sales locations dedicated exclusively to the sale of used cars from our rental fleet. During the year ended December 31, 2008, of the cars that were not repurchased by manufacturers, we sold approximately 89% at auction or on a wholesale basis, while approximately 6% were sold at retail and approximately 5% through other channels.

Licensees

We believe that our extensive worldwide ownership of car rental operations contributes to the consistency of our high-quality service, cost control, fleet utilization, yield management, competitive pricing and our ability to offer one-way rentals. However, in certain predominantly smaller U.S. and international markets, we have found it more efficient to utilize independent licensees, which rent cars

ITEM 1.    BUSINESS (Continued)

that they own. Our licensees operate locations in over 140 countries, including most of the countries where we have company-operated locations. As of December 31, 2008, we owned approximately 96% of all the cars in the combined company-owned and licensee-owned fleets in the United States.

We believe that our licensee arrangements are important to our business because they enable us to offer expanded national and international service and a broader one-way rental program. Licenses are issued principally by our wholly-owned subsidiaries, Hertz System, Inc., or "System," in the United States, and Hertz International, Ltd., or "HIL," in countries outside of the United States under franchise arrangements to independent licensees and affiliates who are engaged in the car rental business in the United States and in many other countries.

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

During the year ended December 31, 2008, we added 72 locations by acquiring former licensees of our domestic and international car rental operations. These acquisitions give us greater control over our growth both in the United States and internationally and an expanded array of services across the Hertz network. See Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Competition

In the United States, our principal car rental industry competitors are Avis Budget Group, Inc., or "ABG," which currently operates the Avis and Budget brands, Enterprise, which operates the National Car Rental, Alamo and Enterprise brands, and Dollar Thrifty Automotive Group, Inc., or "DTG," which operates the Dollar and Thrifty brands.

ITEM 1.    BUSINESS (Continued)

The following table lists our estimated market share, and the estimated market shares of our principal competitors and their licensees, at the approximately 185 largest U.S. airports at which we have company-operated locations, determined on the basis of revenues reported to the airports' operators on which concession or off-airport permit fees are determined for the indicated periods. Complete market share data is not available for any date later than for the eight months ended August 31, 2008.

	Eight Months Ended August 31, 2008
		Years ended December 31,
		2007	2006	2005	2004	2003	2002
Brand Name
Hertz	26.5%	27.9%	28.5%	29.2%	29.6%	29.0%	29.2%
Avis	19.4	19.8	19.8	20.2	20.2	21.2	22.3
Budget	10.6	10.2	10.3	10.5	10.2	10.4	10.8

ABG Brands(1)	30.0	30.0	30.1	30.7	30.4	31.6	33.1
National/Alamo(2)	20.1	19.8	19.7	19.4	19.8	20.8	21.8
Enterprise	8.9	8.5	7.7	7.0	6.0	5.0	3.9

Enterprise Brands	29.0	28.3	27.4	26.4	25.8	25.8	25.7
Dollar	7.1	7.1	7.1	7.1	7.7	7.4	7.2
Thrifty	4.3	4.3	4.4	4.3	4.5	4.4	3.2

DTG Brands	11.4	11.4	11.5	11.4	12.2	11.8	10.4
Other	3.1	2.4	2.5	2.3	2.0	1.8	1.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
ABG acquired all of the outstanding shares of Avis Group Holdings, Inc. on March 1, 2001 and acquired substantially all of the domestic assets of the vehicle rental business of Budget Group, Inc. on November 22, 2002.

(2)
National and Alamo were purchased by Enterprise in August 2007.

The U.S. off-airport rental market has historically been dominated by Enterprise. We now have a more significant presence in the off-airport market and ABG's brands also are present. We believe that we maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. In the three years ended December 31, 2008, we increased the number of our off-airport rental locations in the United States by approximately 20% to approximately 1,645 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $971.8 million, $963.8 million and $890.1 million of our total car rental revenues in the years ended December 31, 2008, 2007 and 2006, respectively. Many smaller companies also operate in the airport and off-airport rental markets.

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

ITEM 1.    BUSINESS (Continued)

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

Competition among car rental industry participants is intense and frequently takes the form of price competition. For the year ended December 31, 2008, based on publicly available information, we believe some U.S. car rental companies experienced declines in transaction days and rental rate revenue per transaction day, or "RPD," compared to the year ended December 31, 2007. For the year ended December 31, 2008, in the United States, we experienced a 3.7% decrease in transaction days and a 2.0% decrease in RPD versus 2007. During the year ended December 31, 2008, in our European operations, we experienced a low to mid single digit increase in transaction days and a low to mid single digit decrease in RPD versus 2007.

Our competitors, some of which may have access to substantial capital or which may benefit from lower operating costs, may seek to compete aggressively on the basis of pricing. To the extent that we match downward competitor pricing without reducing our operating costs, it could have an adverse impact on our results of operations. To the extent that we are not willing to match or remain within a reasonable competitive margin of our competitors' pricing, it could also have an adverse impact on our results of operations, as we may lose market share. As a result of the increased use of the Internet as a travel distribution channel, pricing transparency has increased. See "Item 1A—Risk Factors—Risks Related to Our Business—We face intense competition that may lead to downward pricing, or an inability to increase prices." We believe, however, that the prominence and service reputation of the Hertz brand and our extensive worldwide ownership of car rental operations provide us with a competitive advantage.

Worldwide Equipment Rental

Operations

We, through HERC, operate an equipment rental business in the United States, Canada, France, Spain and China. On the basis of total revenues, we believe HERC is one of the largest equipment rental companies in the United States and Canada combined. HERC has operated in the United States since 1965.

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

ITEM 1.    BUSINESS (Continued)

As of December 31, 2008, HERC operated 345 equipment rental branches, of which 222 were in 38 states within the United States, 36 were in eight provinces within Canada, 80 were in France, six were in Spain and one was in China. HERC's rental locations generally are situated in industrial or commercial zones. A growing number of locations have highway or major thoroughfare visibility. The typical location is approximately three acres in size, though smaller in Europe, and includes a customer service center, an equipment service area and storage facilities for equipment. The branches are built or conform to the specifications of the HERC prototype branch, which stresses efficiency, safety and environmental compliance. Most branches have stand-alone maintenance and fueling facilities and showrooms.

During the years ended December 31, 2006, 2007 and 2008 (excluding additions relating to acquisitions), HERC had a net increase of eight and six and a net decrease of 27 U.S. locations, respectively, two, one and two new Canadian location(s), respectively, and seven, seven and a net decrease of 10 locations in Europe, respectively, and one location opening in China in 2008. In connection with new location openings in the U.S., we expect HERC will incur non-fleet start-up costs of approximately $0.8 million per location and additional fleet acquisition costs, excluding equipment transferred from other branches, over an initial twelve-month period of approximately $1 to $3 million per location. In connection with new location openings in Europe, we expect HERC will incur lower start-up costs per location as compared with the United States.

During the year ended December 31, 2008, we added four locations related to external acquisitions done within our domestic and international equipment rental operations. These acquisitions give us greater control over our growth both in the United States and internationally and an expanded array of services across the Hertz network. See Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Starting in 2004, HERC began to broaden its equipment line in the United States and Canada to include more equipment with an acquisition cost of under $10,000 per unit, ranging from air compressors and generators to small tools and accessories, in order to supply customers who are local contractors with a greater proportion of their overall equipment rental needs. As of December 31, 2008, these activities, referred to as "general rental activities," were conducted at approximately 47% of HERC's U.S. and Canadian rental locations. Before it begins to conduct general rental activities at a location, HERC typically renovates the location to make it more appealing to walk-in customers and adds staff and equipment in anticipation of subsequent demand.

Our worldwide equipment rental segment generated $1,658.1 million in revenues and $629.3 million in loss before income taxes and minority interest during the year ended December 31, 2008.

Customers

HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as construction, petrochemical, automobile manufacturing, railroad, power generation and shipbuilding. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business and somewhat reduces the seasonality of HERC's revenues and its dependence on construction cycles. HERC primarily targets customers in medium to large metropolitan markets. For the year ended December 31, 2008, no customer of HERC accounted for more than 2.0% of HERC's rental revenues. Of HERC's combined U.S. and Canadian rental revenues for the year ended December 31, 2008, roughly half were derived from customers operating in the construction industry (the majority of which were in the non-residential sector), while the remaining revenues were derived from rentals to industrial, governmental and other types of customers.

ITEM 1.    BUSINESS (Continued)

Unlike in our car rental business, where we enter into rental agreements with the people who will operate the cars being rented, HERC ordinarily enters into a rental agreement with the legal entity—typically a company, governmental body or other organization—seeking to rent HERC's equipment. Moreover, unlike in our car rental business, where our cars are normally picked up and dropped off by customers at our rental locations, HERC delivers much of its rental equipment to its customers' job sites and retrieves the equipment from the job sites when the rentals conclude. Finally, unlike in our car rental business, HERC extends credit terms to many of its customers to pay for rentals. Thus, for the year ended December 31, 2008, 95% of HERC's revenues came from customers who were invoiced by HERC for rental charges, while 4% came from customers paying with third-party charge, credit or debit cards and 1% came from customers who paid with cash or used another method of payment. For the year ended December 31, 2008, bad debt expense represented 0.6% of HERC's revenues.

Fleet

HERC acquires its equipment from a variety of manufacturers. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. The per-unit acquisition cost of units of rental equipment in HERC's fleet varies from over $200,000 to under $100. As of December 31, 2008, the average per-unit acquisition cost (excluding small equipment purchased for less than $5,000 per unit) for HERC's fleet in the United States was approximately $36,000. As of December 31, 2008, the average age of HERC's rental fleet in the United States was 37 months. We believe that this fleet is one of the youngest fleets in the industry. Having a younger fleet reduces maintenance expenses, which generally escalate as equipment ages. As of December 31, 2008, the average age of HERC's international rental fleet was 35 months in Canada, 31 months in France and Spain and 5 months in China, which we believe is roughly comparable to or younger than the average ages of the fleets of HERC's principal competitors in those countries.

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

Competition

HERC's competitors in the equipment rental industry range from other large national companies to small regional and local businesses. In each of the five countries where HERC operates, the equipment rental industry is highly fragmented, with large numbers of companies operating on a regional or local scale. The number of industry participants operating on a national scale is, however, much smaller. Other than in China, HERC is one of the principal national-scale industry participants in the countries where it operates. HERC's operations in the United States represented approximately 69% of our worldwide equipment rental revenues during the year ended December 31, 2008. In the United States and Canada, the other top five national- scale industry participants are United Rentals, Inc., or "URI," RSC Equipment Rental, Inc., or "RSC," Sunbelt Rentals, Home Depot Rentals and NES Rentals. A number of individual Caterpillar dealers also participate in the equipment rental market in the United States, Canada, France and Spain. In France, the other principal national-scale industry participants are Loxam and Kiloutou, while in Spain, the other principal national-scale industry participants are GAM and Hune.

ITEM 1.    BUSINESS (Continued)

Competition in the equipment rental industry is intense, and it often takes the form of price competition. HERC's competitors, some of which may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that HERC matches downward competitor pricing without reducing our operating costs, it could have an adverse impact on our results of operations. To the extent that HERC is not willing to match or remain within a competitive margin of our competitor's pricing, it could also have an adverse impact on our results of operations due to lower rental volume. For the year ended December 31, 2006, we believe industry pricing, improved in the United States, Canada, France and Spain. For the years ended December 31, 2007 and 2008, based on publicly available information, we believe the U.S. equipment rental industry experienced downward pricing. HERC experienced higher equipment rental volumes and pricing worldwide for the years ended December 31, 2006 and 2007, with pricing increases in 2007 attributable to higher price activity in Canada and Europe offsetting lower price activity in the U.S. HERC experienced lower equipment rental volumes and pricing worldwide for the year ended December 31, 2008. We believe that HERC's competitive success has been primarily the product of its more than 40 years of experience in the equipment rental industry, its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet, the quality of its sales force and its established national accounts program.

Other Operations

Our wholly-owned subsidiary, Hertz Claim Management Corporation, or "HCM," provides claim administration services to us and, to a lesser extent, to third parties. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. HCM conducts business at five regional offices in the United States. Separate subsidiaries of ours conduct similar operations in eight countries in Europe.

Seasonality

Generally, car rental and equipment rental are seasonal businesses, with decreased levels of business in the winter months and heightened activity during spring and summer. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. See "Item 1A—Risk Factors—Risks Related to Our Business—Our business is highly seasonal." The following tables set

ITEM 1.    BUSINESS (Continued)

forth this seasonal effect by providing quarterly revenues and operating income (loss) for each of the quarters in the year ended December 31, 2008.

Revenues	Operating Income (Loss)
In Millions of Dollars	In Millions of Dollars

Employees

As of December 31, 2008, we employed approximately 24,900 persons, consisting of 16,700 persons in our U.S. operations and 8,200 persons in our international operations. Employee benefits in effect include group life insurance, hospitalization and surgical insurance, pension plans and a defined contribution plan. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 5,500 employees in the United States (including those in the U.S. territories) are presently in effect under 140 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 1,800 of these employees will expire during 2009. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruptions.

In addition to the employees referred to above, we employ a substantial number of temporary workers, and engage outside services, as is customary in the industry, principally for the non-revenue movement of rental cars and equipment between rental locations and the movement of rental equipment to and from customers' job sites.

As part of our ongoing effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and business process reengineering to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations and evaluating potential outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our

ITEM 1.    BUSINESS (Continued)

operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

In early 2007, we announced several initiatives to further improve our competitiveness and industry leadership through targeted job reductions affecting approximately 200 employees primarily at our corporate headquarters in Park Ridge, New Jersey and our U.S. service center in Oklahoma City, Oklahoma, and approximately 1,350 employees primarily in our U.S. car rental operations, with much smaller reductions occurring in our U.S. equipment rental operations, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand. In June 2007, we announced targeted reductions affecting approximately 480 positions in our U.S. car and equipment rental operations, as well as financial and reservations-related positions in our U.S. service center in Oklahoma City, Oklahoma. During 2007, we began to implement cost saving initiatives in our European operations, and we continued implementation of these measures in 2008. Additionally, during the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions globally, relating to real estate facilities management and construction, procurement and information technology. The contracts related to these outsourced functions were completed during the first quarter of 2008. In the first quarter of 2008, to continue improving our competitiveness and industry position, we initiated job reductions affecting approximately 950 employees in our U.S. and European car rental operations with much smaller reductions occurring in our U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, Oklahoma.

In late May and June 2008, our U.S. equipment rental business initiated the closure of 22 branch operations across the United States to gain further operating efficiencies. This initiative resulted in severance costs for approximately 180 employees whose positions were eliminated, asset impairment charges for surplus equipment identified for disposal, recognition of future facility lease obligations and the impairment of related leasehold improvements. Additionally, in the second quarter of 2008, we implemented other cost containment and efficiency initiatives resulting in approximately 220 additional employee reductions.

During the third quarter of 2008, our equipment rental business incurred charges for asset impairments, losses on disposal of surplus equipment and recognition of future facility lease obligations related to branch closures in the U.S. and Europe. Our U.S. car rental business, in order to streamline operations and reduce costs, initiated the closure of 48 off-airport locations and incurred a charge related to facility lease obligations. Additionally, to address the challenging economic environment, we introduced a voluntary employment separation program in our U.S. operations as well as initiating involuntary employee severance actions globally. The third quarter restructuring charges included employee termination liabilities covering approximately 1,400 employees.

During the fourth quarter of 2008, our North American and European car rental businesses, in order to further streamline operations and reduce costs, initiated the closure of approximately 200 off-airport locations. Related to these location closures, as well as the elimination of several more equipment rental branches in the U.S. and Europe, we incurred charges for asset impairments, losses on disposal of surplus vehicles and equipment and recognition of future facility lease obligations for those locations vacated by year-end. The locations closed were strategically selected to enable us to continue to provide our rental services from other locations in the same area to our loyal customer base. We will continue to assess the effectiveness, size and geographical presence of our global network footprint and may make adjustments as warranted. In January 2009, we announced that, as part of a comprehensive plan to further decrease costs and as a result of reduced rental demand, we were reducing our global workforce by more than 4,000 employees beginning in the fourth quarter 2008 and continuing through

ITEM 1.    BUSINESS (Continued)

the first quarter of 2009, more than half of whom are not eligible for severance benefits. We expect job reductions in the car and equipment rental businesses, corporate and support areas, and in all geographies, with an emphasis on eliminating non-customer facing jobs. Related to these location closures and continued cost reduction initiatives, we incurred restructuring charges for employee termination liabilities covering approximately 1,500 employee separations in the fourth quarter.

For the years ended December 31, 2008 and 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $216.1 million and $96.4 million, respectively.

Additional efficiency and cost saving initiatives may be developed during 2009. However, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplementary Data."

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

In addition, we offer optional liability insurance and other products providing insurance coverage, which create additional risk exposures for us. Our risk of property damage is also increased when we waive the provisions in our rental contracts that hold a renter responsible for damage or loss under an optional loss or damage waiver that we offer. We bear these and other risks, except to the extent the risks are transferred through insurance or contractual arrangements.

In many cases we self-insure our risks or reinsure risks through wholly-owned insurance subsidiaries. We mitigate our exposure to large liability losses by maintaining excess insurance coverage, subject to deductibles and caps, through unaffiliated carriers with respect to our domestic operations and our car rental operations in Europe. For our international operations outside of Europe and for HERC's operations in Europe, we maintain some liability insurance coverage with unaffiliated carriers. We also maintain property insurance through our captive insurer, Probus Insurance Company Europe Limited, or "Probus" (with the risk reinsured with unaffiliated insurance carriers) in Europe, subject to deductibles.

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

ITEM 1.    BUSINESS (Continued)

For our car rental operations in Europe, we have established two wholly-owned insurance subsidiaries, Probus, a direct writer of insurance domiciled in Ireland, and Hertz International RE Limited, or "HIRE," a reinsurer organized in Ireland. In European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsured the risks under such insurance with HIRE through December 31, 2006. Effective January 1, 2007, reinsurance is provided by another subsidiary of ours, HIRE Bermuda Limited. Thus, as with our domestic operations, we bear economic responsibility for vehicle liability in our European car rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe and for HERC's operations in Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

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

To mitigate our exposure to large vehicle and general liability losses domestically and in our car rental operations in Europe, we maintain excess insurance coverage with unaffiliated insurance carriers against such losses to the extent they exceed $10 million per occurrence (for occurrences in Europe before December 15, 2003, to the extent such losses exceeded $5 million per occurrence). The coverage provided under such excess insurance policies is limited to $200 million for the current policy year, which began on December 21, 2008 and ends on December 21, 2009 (for occurrences between December 21, 2007 and December 21, 2008, the limit was $200 million; between December 21, 2005 and December 21, 2007, the limit was $100 million; between December 15, 2005 and December 21, 2005, the limit was $235 million; between December 15, 2004 and December 14, 2005, the limit was $185 million). For our international car rental operations outside of Europe and for HERC's operations in Europe, we also maintain liability insurance coverage with unaffiliated carriers in such amounts as we deem adequate in light of the respective potential hazards, where such insurance is obtainable on commercially reasonable terms.

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

In our domestic car rental operations, we offer an optional liability insurance product, Liability Insurance Supplement, or "LIS," that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a subsidiary of ours, HIRE Bermuda Limited. As a consequence of those reinsurance arrangements, rental customers' purchases of LIS do not reduce our economic exposure to

ITEM 1.    BUSINESS (Continued)

vehicle liability. Instead, our exposure to vehicle liability is potentially increased when LIS is purchased, because insured renters and other operators may have vehicle liability imposed on them in circumstances and in amounts where the applicable rental agreement or applicable law would not, absent the arrangements just described, impose vehicle liability on us.

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

Our offering of LIS and PAI/PEC coverage in our domestic car rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of PAI/PEC coverage historically has not been regulated; however, in the countries of the European Union, the regulatory environment for insurance intermediaries is rapidly evolving, and we cannot assure you that we will be able to continue offering PAI/PEC coverage without substantial changes in its offering process or in the terms of the coverage or that such changes, if required, would not render uneconomic our continued offering of the coverage. Due to a change in law in Australia, we have discontinued the sale of insurance products there.

Provisions on our books for self-insured vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2008, this liability was estimated at $311.4 million for our combined domestic and international operations.

Damage to Our Property

We bear the risk of damage to our property, unless such risk is transferred through insurance or contractual arrangements.

To mitigate our risk of large, single-site property damage losses in the United States and in Europe, we maintain property insurance in the United States with unaffiliated insurance carriers (with a per-occurrence deductible of $10 million) and utilize our insurer, Probus (with the risk reinsured with unaffiliated insurance carriers), with a per-occurrence deductible of $250,000 in respect of vehicle damage, and $50,000 in respect of all other losses, in Europe. For our international operations outside of Europe, we also maintain property insurance coverage with unaffiliated carriers in such amounts as we deem adequate in light of the respective hazards, where such insurance is available on commercially reasonable terms.

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

ITEM 1.    BUSINESS (Continued)

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

We utilize tanks worldwide, approximately 590 of which, at December 31, 2008, are underground and approximately 1,940 of which are aboveground, to store petroleum products, and we believe our tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. Our compliance program for our tanks is intended to ensure that (i) the tanks are properly registered with the state or other jurisdiction in which the tanks are located and (ii) the tanks have been either replaced or upgraded to meet applicable leak detection and spill, overfill and corrosion protection requirements.

We are also incurring and providing for expenses for the investigation and cleanup of contamination from the discharge of petroleum substances at, or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of December 31, 2008 and 2007, the aggregate amounts accrued for environmental liabilities reflected in our consolidated balance sheet in "Other accrued liabilities" were $2.2 million and $2.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental

ITEM 1.    BUSINESS (Continued)

issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the nature of the contamination, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

Environmental legislation and regulations and related administrative policies have changed rapidly in recent years, both in the United States and in other countries. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that we may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to the cleanup of contamination, additional locations at which waste generated by us or substances used by us may have been released or disposed, and of which we are currently unaware, may in the future become the subject of cleanup for which we may be liable, in whole or in part. Further, at airport-leased properties, we may be subject to environmental requirements imposed by airports that are more restrictive than those obligations imposed by environmental regulatory agencies. Accordingly, while we believe that we are in substantial compliance with applicable requirements of environmental laws, we cannot offer assurance that our future environmental liabilities will not be material to our consolidated financial position, results of operations or cash flows.

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

ITEM 1.    BUSINESS (Continued)

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

Changes in Regulation

Changes in government regulation of our businesses have the potential to materially alter our business practices, or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Several U.S. State Attorneys General have taken the position that car rental companies either may not pass through to customers, by means of separate charges, expenses such as vehicle licensing and concession fees or may do so only in certain limited circumstances. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy and data security and rate regulation, each as described under "Item 1A—Risk Factors—Risks Related to Our Business—Changes in the U.S. and foreign legal and regulatory environment that impact our operations, could disrupt our business or increase our expenses."

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

Relationship with Ford

Prior to the Acquisition, Ford, through its wholly-owned subsidiary Ford Holdings, was our only stockholder. As a result of the Acquisition, Hertz Holdings indirectly owned all of our outstanding common stock. As a result of Hertz Holdings' initial public offering in 2006 and the June 2007 secondary offering, investment funds associated with or designated by the Sponsors currently own approximately 55% of Hertz Holdings' outstanding common stock.

Set forth below are descriptions of certain agreements, relationships and transactions between us and Ford that survived the completion of the Acquisition.

Supply and Advertising Arrangements

On July 5, 2005, we, one of our wholly-owned subsidiaries and Ford signed a Master Supply and Advertising Agreement, effective July 5, 2005 and expiring on August 31, 2010, that covers the 2005 through 2010 vehicle model years.

The terms of the Master Supply and Advertising Agreement only apply to our fleet requirements and advertising in the United States and to Ford, Lincoln or Mercury brand vehicles, or "Ford Vehicles."

ITEM 1.    BUSINESS (Continued)

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

The advertising contributions paid by Ford for the year ended December 31, 2008 were similar to the advertising contributions we received from Ford for the year ended December 31, 2007. We expect that contributions in future years will be below levels for 2008 based upon anticipated reductions in the number of Ford Vehicles to be acquired. We do not expect that the reductions in Ford's advertising contributions will have a material adverse effect on our results of operations.

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

Ford subsidiaries and affiliates also supply other brands of cars, including Volvo and Mazda cars, to us in the United States under arrangements separate from the Master Supply and Advertising Agreement. In addition, Ford and its subsidiaries and affiliates are significant suppliers of cars to our international operations.

Taxes

Prior to the Acquisition, we and our domestic subsidiaries filed a consolidated federal income tax return with Ford. Pursuant to a tax sharing agreement, with Ford, current and deferred taxes were reported, and paid to Ford, as if we had filed our own consolidated tax returns with our domestic subsidiaries. The tax sharing agreement provided that we were reimbursed for foreign tax credits in accordance with the utilization of those credits by the Ford consolidated tax group.

On December 21, 2005, in connection with the Acquisition, the tax sharing agreement with Ford was terminated. Upon termination, all tax payables and receivables with Ford were cancelled and neither Hertz nor Ford has any future rights or obligations under the tax sharing agreement. Hertz may be exposed to tax liabilities attributable to periods it was a consolidated subsidiary of Ford. While Ford has agreed to indemnify Hertz for certain tax liabilities pursuant to the arrangements relating to our separation from Ford, we cannot offer assurance that payments in respect of the indemnification agreement will be available.

ITEM 1.    BUSINESS (Continued)

Other Relationships and Transactions

We and Ford also engage in other transactions in the ordinary course of our respective businesses. These transactions include providing car and equipment rental services to Ford and providing insurance and insurance claim management services to Ford. In addition, Ford subsidiaries are our car rental licensees in Scandinavia and Finland. If Ford were to commence bankruptcy reorganization proceedings, our business operations and liquidity could be significantly impacted. See "Item 1A—Risk Factors—Risks Related to Our Business—We could be harmed by a further decline in the results of operations or financial condition of the manufacturers of our cars" and "Item 1A—Risk Factors—Risks Related to our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

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

Risks Related to Our Business

A further or continued economic downturn could result in even greater declines in business and leisure travel and non-residential capital investment.

Our results of operations are affected by many economic factors, including the level of economic activity in the markets in which we operate. In the car rental business, a decline in economic activity typically results in a decline in both business and leisure travel and, accordingly, a decline in the volume of car rental transactions. In the equipment rental business, a decline in economic activity typically results in a decline in activity in non-residential construction and other businesses in which our equipment rental customers operate and, therefore, results in a decline in the volume of equipment rental transactions. Declines in the volume of car and equipment rental could have a material adverse effect on our results of operations. In addition, in the case of a decline in car or equipment rental activity, we may reduce rental rates to meet competitive pressures, which could have a material adverse effect on our results of operations. A decline in economic activity also may have a material adverse effect on residual values realized on the disposition of our revenue earning cars and/or equipment.

ITEM 1A.    RISK FACTORS (Continued)

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008, both the car and equipment rental markets experienced unprecedented declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic while the equipment rental segment, is being impacted by the difficult economic and business environment as investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. During 2008, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, an increase in depreciation and fleet related costs as a percentage of revenue, lower industry pricing and lower residual values for the non-program cars and equipment that we sold.

We face intense competition that may lead to downward pricing, or an inability to increase prices.

The markets in which we operate are highly competitive. See "Item 1—Business—Worldwide Car Rental—Competition" and "Item 1—Business—Worldwide Equipment Rental—Competition." We believe that price is one of the primary competitive factors in the car and equipment rental markets. Although we have recently increased our pricing, our competitors, some of whom may have access to substantial capital, may seek to compete aggressively on the basis of pricing. To the extent that we have to match any of our competitors downward pricing and are not able to reduce our operating costs, it could have a material adverse impact on our results of operations. To the extent that we do not match or remain within a reasonable competitive margin of our competitors' pricing, it could also have a material adverse impact on our results of operations, as we may lose rental volume. The Internet has increased pricing transparency among car rental companies by enabling cost-conscious customers, including business travelers, to more easily obtain the lowest rates available from car rental companies for any given trip. This transparency may increase the prevalence and intensity of price competition in the future.

Our car rental business is dependent on the air travel industry.

We estimate that approximately 69% of our worldwide car rental revenues during the year ended December 31, 2008 were generated at our airport rental locations. Significant capacity reductions or airfare increases (e.g., due to capacity reduction or an increase in fuel costs) could result in reduced air travel and have a material adverse effect on our results of operations. Certain airlines have recently announced but not yet implemented capacity reductions in 2009. In addition, any event that disrupts or reduces business or leisure air travel could have a material adverse effect on our results of operations. In particular, deterioration in the economic condition of U.S. and international airlines could exacerbate reductions in air travel. Other events that impact air travel could include work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events. For example, shortly before the September 11, 2001 terrorist attacks, we estimated that we would earn a pre-tax profit of approximately $250 million in 2001; by contrast, our actual pre-tax profit for 2001 was only approximately $3 million, and we continued to feel the adverse effects of the attacks well into the following year. On a smaller scale, the 2003 outbreak of Severe Acute Respiratory Syndrome, or "SARS," in the Toronto, Canada area and parts of Asia, significantly reduced our 2003 results of operations in Canada. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. During 2008, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, an increase in depreciation

ITEM 1A.    RISK FACTORS (Continued)

and fleet related costs as a percentage of revenue, lower industry pricing and lower residual values for the non-program cars and equipment that we sold.

Our business is highly seasonal.

Certain significant components of our expenses, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, are fixed in the short-run. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher and lower profitability in periods when our revenues are lower. The second and third quarters of the year have historically been our strongest quarters due to their increased levels of leisure travel and construction activity. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity and/or results of operations. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We may not be successful in our business strategy to expand into the off-airport rental market.

We have been increasing our presence in the off-airport car rental market in the United States. We intend to pursue profitable growth opportunities in the off-airport market. We expect to do this through a combination of selected new location openings, a disciplined evaluation of existing locations and the pursuit of same-store sales growth. In order to increase revenues at our existing and any new off-airport locations, we will need to successfully market to insurance companies and other companies that provide rental referrals to those needing cars while their vehicles are being repaired or are temporarily unavailable for other reasons, as well as to the renters themselves. This could involve a significant number of additional off-airport locations or strategic changes with respect to our existing locations. We incur minimal non-fleet costs in opening our new off-airport locations, but new off-airport locations, once opened, take time to generate their full potential revenues. As a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation. See "Item 1—Business—Worldwide Car Rental—Operations." In addition, if airline passenger traffic continues to decrease, our competitors, some of which have greater market share than we do in the off-airport rental market, may also try to increase their presence in that market, which could make it more difficult for this business strategy to succeed. The full results of this strategy and the success of our execution of this strategy will not be known for a number of years. If we are unable to grow profitably in our off-airport network, properly react to changes in market conditions or successfully market to replacement renters and the insurance companies covering the cost of their rentals, our financial condition, results of operations and cash flows could be materially adversely affected.

We face risks of increased costs of cars and of decreased profitability, including as a result of limited supplies of competitively priced cars.

We believe we are one of the largest private sector purchasers of new cars in the world for our rental fleet, and as of December 31, 2008, our approximate average holding period for a rental car was twelve months in the United States and nine months in our international car rental operations. In recent years, the average holding cost of new cars has increased. Our net per car vehicle depreciation costs in the United States for 2008 increased approximately 6% from our net per car depreciation costs for 2007 and increased approximately 20% in Europe year-over-year. We expect our net per car vehicle depreciation costs in the United States and in Europe for 2009 to be similar to 2008. We may not be able to offset these costs to a degree sufficient to be profitable in 2009.

ITEM 1A.    RISK FACTORS (Continued)

Historically, we have purchased more of the cars we rent from Ford than from any other automobile manufacturer. Over the five years ended December 31, 2008, approximately 36% of the cars acquired by us for our U.S. car rental fleet, and approximately 28% of the cars acquired by us for our international car rental fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2008, approximately 30% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 19% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries. Under our Master Supply and Advertising Agreement with Ford, Ford has agreed to develop fleet offerings in the United States that are generally competitive with terms and conditions of similar offerings by other automobile manufacturers. The Master Supply and Advertising Agreement expires in 2010. See "Item 1—Business—Relationship with Ford—Supply and Advertising Arrangements." We cannot assure you that we will be able to extend the Master Supply and Advertising Agreement beyond its current term or enter into similar agreements at reasonable terms. In the future, we expect to buy a smaller proportion of our car rental fleet from Ford than we have in the past. If Ford does not offer us competitive terms and conditions, and we are not able to purchase sufficient quantities of cars from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase cars at higher prices, or on terms less competitive, than for cars purchased by our competitors. Historically, we have also purchased a significant percentage of our car rental fleet from General Motors. Over the five years ended December 31, 2008, approximately 23% of the cars acquired by us for our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the year ended December 31, 2008, approximately 25% of the cars acquired by our U.S. car rental fleet, and approximately 18% of the cars acquired by us for our international fleet, were manufactured by General Motors. If Ford does not fulfill its obligations under our Master Supply and Advertising Agreement or General Motors does not fulfill its obligations under our 2009 model year arrangement, for whatever reason, including a bankruptcy filing by Ford or General Motors, this could cause a disruption in our supply of cars, may increase our average cost of new cars, could adversely impact how much we can borrow under our asset-backed financing facilities, and could require us to provide additional enhancement or collateral under our asset-backed financing facilities, any or all of which would decrease our profitability and liquidity and have a material adverse impact on our liquidity and results of operations.

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

For the year ended December 31, 2008, approximately 57% of the cars purchased in our combined U.S. and international car rental fleet were subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs, or "program cars." Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition, mileage and holding period requirements. These repurchase and guaranteed depreciation programs limit the risk to us that the

ITEM 1A.    RISK FACTORS (Continued)

market value of a car at the time of its disposition will be less than its estimated residual value at such time. We refer to this risk as "residual risk."

Repurchase and guaranteed depreciation programs enable us to determine our depreciation expense in advance. This predictability is useful to us, since depreciation is a significant cost factor in our operations. Repurchase and guaranteed depreciation programs are also useful in managing our seasonal peak demand for fleet, because some of them permit us to acquire cars and dispose of them after relatively short periods of time. A trade-off we face when we purchase program cars is that we typically pay the manufacturer of a program car more than we would pay to buy the same car as a non-program car. Program cars thus involve a larger initial investment than their non-program car counterparts do. If a program car is damaged and we are unable to recover the cost of the damage from our customer or another third party or the car otherwise becomes ineligible for return or sale under the relevant program, our loss upon the disposition of the car will be larger than if the car had been a non-program car, because our initial investment in the car was larger.

Over the past five years, the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs has substantially decreased due primarily to changes in the overall terms offered by automobile manufacturers under repurchase programs. As of December 31, 2008, approximately 24% of our fleet consisted of cars purchased from Ford, of which approximately 32% were program cars and approximately 28% of our fleet consisted of cars purchased from General Motors, of which approximately 32% were program cars. In the aggregate, approximately 29% of our fleet as of December 31, 2008, consisted of program cars. Accordingly, we are now bearing increased risk relating to the residual market value and the related depreciation on our car rental fleet and must use different rotational techniques to accommodate our seasonal peak demand for cars.

Repurchase and guaranteed depreciation programs generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility has been reduced as the percentage of program cars in our car rental fleet has decreased materially. See "Item 1—Business—Worldwide Car Rental—Fleet" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" in this Annual Report.

Our car manufacturers may fail to fulfill their obligations to repurchase or guarantee the depreciation of program cars under our current or future arrangements with them, for whatever reason including a bankruptcy filing, or in the future, car manufacturers could modify or eliminate their repurchase or guaranteed depreciation programs or change their return policies (which include condition, mileage and holding period requirements for returned cars) from one program year to another to make it disadvantageous to acquire certain cars. Any failure of our car manufacturers to fulfill their current repurchase or guaranteed obligations, or modification or elimination of such programs in the future, would increase our exposure to the risks described in the preceding paragraphs. In addition, because we obtain a substantial portion of our financing in reliance on repurchase and guaranteed depreciation programs, the failure of our car manufacturers to fulfill their current repurchase obligations, or modification or elimination of those programs in the future, or significant adverse changes in the financial condition of our car manufacturers, including a bankruptcy filing by a significant supplier, could adversely impact our outstanding asset-backed financing facilities and could in the future make vehicle-related debt financing more difficult to obtain on reasonable terms. See "—Risks Related to our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

ITEM 1A.    RISK FACTORS (Continued)

We could be harmed by a further decline in the results of operations or financial condition of the manufacturers of our cars.

As of December 31, 2008, approximately 24% of our fleet consisted of cars purchased from Ford, of which approximately 32% were program cars and approximately 28% of our fleet consisted of cars purchased from General Motors, of which approximately 32% were program cars. In the past several years, Ford and General Motors have experienced deterioration in their operating results and significant declines in their credit ratings.

A continued decline in the results of operations or financial condition of a manufacturer of cars that we own could reduce such cars' residual values, particularly to the extent that the manufacturer unexpectedly announced the eventual elimination of a model or nameplate or immediately ceased manufacturing them altogether. Such a reduction in residual values could cause us to sustain a loss on the ultimate sale of non-program cars, on which we bear the risk of such declines in residual value, or require us to depreciate those cars on a more rapid basis while we own them. A decline in the economic and business prospects of car manufacturers, including any economic distress impacting the suppliers of car components to manufacturers, could also cause manufacturers to raise the prices we pay for cars or reduce their supply to us.

In addition, if a decline in results or conditions were so severe as to cause a manufacturer to default on an obligation to repurchase or guarantee the depreciation of program cars we own, or to cause a manufacturer to commence bankruptcy reorganization proceedings, and reject its repurchase or guaranteed depreciation obligations, or if any manufacturer of our cars does not fulfill its obligations under our current arrangement with them, for whatever reason, we would have to dispose of those program cars without the benefits of the associated programs. This could significantly increase our expenses. In addition, disposing of program cars following a manufacturer default or rejection of the program in bankruptcy could result in losses on cars that have become ineligible for return or sale under the applicable program. Such losses could be material if a large number of program cars were affected. For example, we estimate that if Ford Motor Company, but not its subsidiaries, had filed for bankruptcy reorganization and rejected all its commitments to repurchase program cars from us, based upon the highest number of Ford program cars we had in the year ended December 31, 2008, we would have sustained material losses in the U.S., which would have been as high as $205.0 million, upon disposition of those cars. A reduction in the number of program cars that we buy would reduce the magnitude of this exposure, but it would simultaneously increase our exposure to residual value risk. See "—We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs."

Any default or reorganization of a manufacturer that has sold us program cars might also leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value. For the year ended December 31, 2008, the highest outstanding month-end receivable balance for cars sold to a single manufacturer was $249.1 million owed by General Motors. See "—We face risks of increased costs of cars and of decreased profitability, including as a result of limited supplies of competitively priced cars."

In addition, events negatively affecting the car manufacturers, including a bankruptcy, could affect how much we may borrow under our asset-backed financing facilities. Under the current terms of our asset-backed financing facilities, we may be required to materially increase the enhancement levels regarding the fleet vehicles provided by such bankrupt manufacturer. The actual enhancement level that we would be required to provide would be dependent on a number of factors, and could be almost all of the net book value, of the portion of our fleet vehicles then provided by such bankrupt manufacturer.

ITEM 1A.    RISK FACTORS (Continued)

Accordingly, as we decrease the number of General Motors vehicles in our fleet, this exposure as it relates to General Motors is expected to be reduced throughout 2009. If we were required to provide this additional enhancement following a bankruptcy of a car manufacturer, including Ford or General Motors, we believe that we would be able to satisfy such obligations with a combination of our available cash, our availability under our Senior ABL Facility or any existing over-enhancement that we may then have under our Fleet Financing Facilities. However, in the case of Ford or General Motors, such use would materially reduce our liquidity available for operations or the refinancing of maturing debt. For a detailed description of the amounts that we have available under our Senior ABL Facility and our Fleet Financing Facilities, see Note 3 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplemental Data." In addition to the consequences described above, events negatively affecting car manufacturers that supplies cars for our fleet could have other consequences under our asset-backed financing program. See "—Risks Related to Our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We may not be successful in implementing our strategy of reducing operating costs and our cost reduction initiatives may have other adverse consequences.

We are implementing initiatives to reduce our operating expenses. These initiatives include headcount reductions, business process outsourcing, business process re-engineering and internal reorganization, as well as other expense controls. We cannot assure you that we will be able to implement our cost reduction initiatives successfully, or at all. For the year ended December 31, 2008, we incurred $242.5 million of restructuring and restructuring related costs associated with our cost reduction initiatives, and we anticipate incurring further expenses throughout the upcoming year, some of which may be material in the period in which they are incurred.

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

Our strategy to increase profitability by reducing our costs of operations includes the implementation of business process outsourcing initiatives. As a result, our future operations may increasingly rely on third-party outsourcing contractors to provide services that we currently perform internally. Any disruption, termination, or substandard provision of these outsourced services could adversely affect our brand, customer relationships, operating results and financial condition. Also, if a third-party outsourcing contractor relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable. In addition, in the event a third-party outsourcing relationship is terminated and we are unable to replace it, there is also a risk that we may no longer have the capabilities to perform these services internally.

ITEM 1A.    RISK FACTORS (Continued)

An impairment of our goodwill and/or our indefinite-lived intangible assets could have a material non-cash adverse impact on our results of operations.

We account for our goodwill and indefinite-lived intangible assets under Statement of Financial Accounting Standards, or "SFAS," No. 142 and review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. We have performed our annual impairment tests for goodwill and indefinite-lived intangible assets during the fourth quarter of 2008 and recorded non-cash impairment charges of $694.9 million related to our goodwill and $451.0 million related to our other intangible assets. The current economic environment had a negative impact on our results of operations in 2008 through reductions in rental volume, decreases in pricing and increases in certain costs. In addition, decreases in our stock price have resulted in a reduced market capitalization which may not recover in the short-term. We have taken a number of actions as described elsewhere in this filing to mitigate the impact of these negative factors on our projected future cash flows. However, the global economy could continue to deteriorate and our planned actions may not be sufficient to allow us to maintain consistent levels of cash flows as currently projected. If such further economic deterioration occurs, we may be required to record additional charges for goodwill and/or indefinite-lived intangible asset impairments in the future, which could have a material adverse non-cash impact on our results of operations.

Significant increases in fuel costs or reduced supplies of fuel could harm our business.

According to the U.S. Energy Information Administration, from 2007 to 2008, the average retail cost of a gallon of gasoline in the United States increased 15.9%. While a 42.5% decrease is projected over the course of 2009, fuel prices have been volatile recently, and could fluctuate severely and/or increase overall in 2009. Significant increases in fuel prices, fluctuations in fuel supplies or imposition of mandatory allocations or rationing of fuel, which are affected by a number of factors beyond our control, could negatively impact our car rental business by directly discouraging consumers from renting cars or disrupting air travel, on which a significant portion of our car rental business relies. In addition, significant increases in fuel prices or reduction in fuel supplies could negatively impact our equipment rental business by increasing the cost of buying new equipment, since fuel is used in the manufacturing process and in delivering equipment to us, and by reducing the mobility of our fleet, due to higher costs to us of transporting equipment between facilities or regions. Significant increases in fuel prices also negatively impact the air travel industry, which in turn impacts our car rental business. See "—Our car rental business is dependent on the air travel industry." Significant increases in fuel prices or a severe or protracted disruption in fuel supplies could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1A.    RISK FACTORS (Continued)

We face risks arising from our heavy reliance on communications networks and centralized information technology systems.

We rely heavily on information technology systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, account for our activities and otherwise conduct our business. We have centralized our information technology systems in two redundant facilities in Oklahoma City, Oklahoma, and we rely on communications service providers to link our systems with the business locations these systems serve. A simultaneous loss of both facilities, or a major disruption of communications between the systems and the locations they serve, could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes and otherwise materially adversely affect our ability to manage our business effectively. If we outsource key business processes in the future, the outsourcing service providers may concentrate their activities on our behalf at a small number of locations, entailing similar or potentially even greater risks. Our systems back-up plans, business continuity plans and insurance programs are designed to mitigate such a risk, but they do not eliminate it. In addition, because our systems contain information about millions of individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.

The concentration of our reservations, accounting and information technology functions at a limited number of facilities in Oklahoma, Alabama and Ireland creates risks for us.

We have concentrated our reservations functions for the United States in two facilities, one in Oklahoma City, Oklahoma, and one in Saraland (Mobile County), Alabama, and we have concentrated our accounting functions for the United States in two facilities in Oklahoma City. We plan to close the Saraland facility in mid-2009. We have concentrated reservations and accounting functions for our European operations in a single facility near Dublin, Ireland. In addition, our major information technology systems are centralized in two of our facilities in Oklahoma City. A disruption of normal business at any of our principal facilities in Oklahoma City, Saraland or Dublin, whether as the result of localized conditions (such as a fire or explosion) or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and systems activities. If we outsource key business processes in the future, the outsourcing service providers may concentrate their activities on our behalf at a small number of locations, entailing similar or potentially greater risks. Our systems designs, business continuity plans and insurance programs are designed to mitigate those risks, but do not eliminate them, and this is particularly true with respect to events of broad geographic impact. In addition, there can be no assurance such risks will be successfully mitigated.

Claims that the software products and information technology systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services.

A number of entities, including some of our competitors, have sought, or may in the future obtain, patents and other intellectual property rights that cover or affect software products and other components of information technology systems that we rely on to operate our business. For example, Enterprise has previously asserted that certain systems we use to conduct insurance replacement rentals would infringe on patent rights that it has been granted.

ITEM 1A.    RISK FACTORS (Continued)

Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. If a court determines that one or more of the software products or other components of information technology systems we use infringe on intellectual property owned by others or we agree to settle such a dispute, we may be liable for monetary damages. In addition, we may be required to obtain licenses from the owners of the intellectual property, redesign those products and components in such a way as to avoid infringement or cease altogether the use of those products and components. Each of these alternatives could increase our expenses materially or impact the marketability of our services. Any litigation, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. In addition, a third-party intellectual property owner might not allow us to use its intellectual property at any price, or on terms acceptable to us, which could materially affect our competitive position and our results of operations. For example, if Enterprise were to pursue and prevail on claims of infringement similar to those it has previously asserted, it could have a material adverse effect on our insurance replacement business and, in turn, our off-airport business. We have already commenced litigation against Enterprise with respect to its patents and claims it has made. See "Item 3—Legal Proceedings."

The misuse or theft of information we possess could harm our brand, reputation or competitive position or give rise to material liabilities.

We possess non-public information with respect to millions of individuals, including our customers and our current and former employees, and thousands of businesses, as well as non-public information with respect to our own affairs. The misuse or theft of that information by either our employees or third parties could result in material damage to our brand, reputation or competitive position. In addition, depending on the type of information involved, the nature of our relationship with the person or entity to which the information relates, the cause and the jurisdiction whose laws are applicable, that misuse or theft of information could result in governmental investigations or material civil or criminal liability. The laws that would be applicable to such a failure are rapidly evolving and becoming more burdensome. See "—Changes in the U.S. and foreign legal and regulatory environment that impact our operations, could disrupt our business or increase our expenses."

If we acquire any businesses in the future, they could prove difficult to integrate or disrupt our business.

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

If we make acquisitions in the future, acquisition-related accounting charges may affect our financial condition and results of operations. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions.

ITEM 1A.    RISK FACTORS (Continued)

We face risks related to changes in our ownership.

A substantial number of our airport concession agreements, as well as certain of our other agreements with third parties, require the consent of the airports' operators or other parties in connection with any change in ownership of us. Changes in ownership of us could also require the approval of other governmental authorities (including insurance regulators, regulators of our retail used car sales activities and antitrust regulators), and we cannot offer assurance that those approvals would be obtained on terms acceptable to us. If our owners were to proceed to change their ownership of us without obtaining necessary approvals, or if significant conditions on our operations were imposed in connection with obtaining such approvals, our ability to conduct our business could be impaired, resulting in a material adverse effect on our results of operations and financial condition. In September 2008, Bank of America announced it was acquiring Merrill Lynch & Co., the parent company of Merrill Lynch Global Private Equity. This transaction closed on January 1, 2009. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by Merrill Lynch Global Private Equity and certain of its affiliates. See "—The Sponsors currently control us and may have conflicts of interest with us in the future."

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

ITEM 1A.    RISK FACTORS (Continued)

We have received an informal request from the SEC to provide information about car rental services that we provide to our independent registered public accounting firm in the ordinary course of business.

In July 2005, the Division of Enforcement of the SEC informed us that it was conducting an informal inquiry and asked us to voluntarily provide documents and information related to car rental services that we provide to our independent registered public accounting firm, PricewaterhouseCoopers LLP, or "PwC." The SEC noted in its letter that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security. We cooperated with the SEC by providing it with certain requested information in July and September 2005. Since then, we have received no further requests from the SEC with respect to this informal inquiry, but neither have we been advised that it has been closed.

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

We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the cleanup of contamination at or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. We cannot assure you that compliance with existing or future environmental legislation and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows. See "Item 1—Business—Governmental Regulation and Environmental Matters."

ITEM 1A.    RISK FACTORS (Continued)

Changes in the U.S. and foreign legal and regulatory environment that impact our operations, could disrupt our business or increase our expenses.

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

Laws in many countries and jurisdictions limit the types of information we may collect about individuals with whom we deal or propose to deal, as well as how we collect, retain and use the information that we are permitted to collect. In addition, the centralized nature of our information technology systems requires the routine flow of information about customers and potential customers across national borders, particularly into the United States. In the future, if we elect to outsource work that involves the processing of such information, that information may flow into other countries, some of which do not possess developed legal regimes relating to privacy and data security. If this flow of information were to become illegal, or subject to onerous restrictions, our ability to serve our customers could be seriously impaired for an extended period of time. Other changes in the regulation of customer privacy and data security could likewise have a material adverse effect on our business. Privacy and data security are rapidly evolving areas of regulation, and additional regulation in those areas, some of it potentially difficult for us to accommodate, is frequently proposed and occasionally adopted. Thus, changes in the worldwide legal and regulatory environment in the areas of customer privacy, data security and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities.

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

ITEM 1A.    RISK FACTORS (Continued)

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

In most places where we operate, we pass through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. In the last five years, such pass-throughs have been questioned by several State Attorneys General and class actions had previously been filed in four states challenging the propriety of certain pass-throughs. We believe that our expense pass-throughs, where imposed, are properly disclosed and are lawful, and expense pass-throughs have, when challenged, been upheld in court. Nonetheless, we cannot offer assurances that other State Attorneys General will not take enforcement action against us with respect to our car rental expense pass-throughs, or that our pass-throughs will not be the subject of other class action litigation. If such action were taken and an Attorney General or class action plaintiff were to prevail, it could have a material adverse impact on our revenues and results of operations. In the United States, our revenues from car rental expense pass-throughs for the years ended December 31, 2008 and 2007, were approximately $336.9 million and $353.9 million, respectively.

The Sponsors currently control us and may have conflicts of interest with us in the future.

Clayton, Dubilier & Rice Fund VII, L.P. and related funds, Carlyle Partners IV, L.P. and related funds and ML Global Private Equity Fund, L.P. and related funds (together with certain of their affiliates) currently beneficially own approximately 18.6%, 18.3% and 18.1%, respectively, of the outstanding shares of the common stock of Hertz Holdings. In September 2008, Bank of America announced it was acquiring Merrill Lynch & Co., the parent company of Merrill Lynch Global Private Equity. This transaction closed on January 1, 2009. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by Merrill Lynch Global Private Equity and certain of its affiliates. These funds and Hertz Holdings are parties to a Stockholders Agreement, pursuant to which the funds have agreed to vote in favor of nominees to our board of directors nominated by the other funds. As a result, the Sponsors control us, and will continue to have significant influence over matters requiring stockholder approval and our policy and affairs so long as they continue to hold a significant amount of Hertz Holdings' common stock. The Sponsors therefore have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such a transaction is in their own best interests. See "Item 13—Certain Relationships and Related Transactions, and Director Independence."

Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities and other corporate opportunities that may be complementary to our business and, as a result, those opportunities may not be available to us. Any competition could intensify if an affiliate or subsidiary of one or more of the Sponsors were to enter into or acquire a business similar to our car rental or equipment rental operations. Given that we are not wholly-owned by any one of the three Sponsors, the Sponsors may be inclined to direct relevant corporate opportunities to entities which they control individually rather than to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of the common stock of Hertz Holdings, even if that amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions. While we have adopted a code of ethics and business conduct that applies to all of our directors, it does not preclude the Sponsors from becoming engaged in businesses that compete with us or preclude our directors from taking advantage of business opportunities other than those made available to them through the

ITEM 1A.    RISK FACTORS (Continued)

use of their position as directors or the use of our property. In addition, our amended and restated certificate of incorporation provides that the Sponsors are under no obligation to communicate or offer any corporate opportunity to us, even if such opportunity might reasonably have been expected to be of interest to us or our subsidiaries. See Note 14 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplemental Data."

Risks Relating to Our Substantial Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of December 31, 2008, we had an aggregate principal amount of debt outstanding of $11,033.9 million and a debt to equity ratio, calculated using the total amount of our outstanding debt net of unamortized discounts of 7.6 to 1.

Our substantial debt could have important consequences to us. For example, it could:

  •
  make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our Senior Credit Facilities, the U.S. Fleet Debt, International Fleet Debt and International ABS Fleet Financing Facility, resulting in possible defaults on and acceleration of such indebtedness;

  •
  require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce the availability of our cash flows from operations to fund working capital, capital expenditures or other general corporate purposes;

  •
  increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings, including under the agreements governing our U.S. Fleet Debt, International Fleet Debt, International ABS Fleet Financing Facility and our Senior Credit Facilities, are at variable rates of interest;

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

We, Hertz Holdings and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not fully prohibit us, our subsidiaries or prohibit Hertz Holdings from doing so. As of December 31, 2008, our Senior Credit Facilities provided us commitments for additional aggregate borrowings (subject to borrowing base limitations) of

ITEM 1A.    RISK FACTORS (Continued)

approximately $1,669.8 million, and permitted additional borrowings beyond those commitments under certain circumstances. For a detailed description of the amounts we have available under our debt facilities, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities." As of December 31, 2008, our U.S. Fleet Debt facilities, our Fleet Financing Facility, our International Fleet Debt facilities, our International ABS Fleet Financing Facility and our other fleet debt facilities (related to Brazil, Canada, Belgium and the United Kingdom) provided us commitments for additional aggregate borrowings of approximately $1,609.8 million, $125.7 million, the foreign currency equivalent of $531.4 million, $326.8 million and $302.1 million, respectively, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us, our subsidiaries or Hertz Holdings from incurring obligations that do not constitute indebtedness. On June 30, 2006, Hertz Holdings entered into a $1.0 billion loan facility in order to finance the payment of a special cash dividend of $4.32 per share to its stockholders on June 30, 2006. Although this facility was repaid in full with the proceeds from Hertz Holdings' initial public offering, we cannot assure you that Hertz Holdings will not enter into similar transactions in the future.

The third-party insurance companies that provide credit enhancements in the form of financial guarantees of our U.S. Fleet Debt could face financial instability due to factors beyond our control.

MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," provide credit enhancements in the form of financial guaranties for our U.S. Fleet Debt, with each providing guaranties for approximately half of the $4.1 billion in principal amount of the notes that was outstanding as of December 31, 2008 under our ABS Program. The Series 2008-1 Notes included in our U.S. Fleet Debt are not subject to any financial guarantee. Each of MBIA and Ambac has been downgraded and is on review for further credit downgrade or under developing outlook by one or more credit ratings agencies. We may be required to utilize alternate sources of funding as our outstanding ABS notes mature, which may not be available on terms as favorable or in amounts comparable to those available to us under our existing ABS Program, if at all.

An "event of bankruptcy" (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA or Ambac would result in an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event, we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility or series, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the affected facility or series instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer "event of bankruptcy" could lead to consequences that have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

After 30 days, an insurer event of bankruptcy would constitute a limited liquidation event of default under the applicable indenture supplement governing the U.S. Fleet Debt insured by the bankrupt insurer. At that point, noteholders for the affected series of notes would have the right to instruct the trustee to exercise all remedies available to secured creditors, including the termination of the master lease under which Hertz leases its U.S. vehicle fleet and foreclosure of the vehicle fleet, provided that the exercise of any such right is supported by a majority of the affected noteholders. If the master lease were terminated due to the insolvency of either MBIA or Ambac, the termination would trigger an amortization event with respect to the notes insured by the other insurer. Foreclosure of the vehicle fleet would have a material adverse effect on our business, financial condition and results of operations. If such an event were to

ITEM 1A.    RISK FACTORS (Continued)

occur, we would not be able to effect short-term borrowings under the variable funding notes issued at the closing of the Acquisition, although we would be able to borrow on a short-term basis under the Series 2008-1 Notes, subject to the borrowing base requirements of that facility. In addition, if our available cash and other funding sources are not sufficient to satisfy the consequences as described above, we would be required to renegotiate with our lenders or raise additional funds and there is no assurance that we would be successful in such renegotiation or the raising of such funds.

The occurrence of an amortization event as a result of insurer insolvency would also result in our inability to make use of the Like-Kind Exchange Program, which is described under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Like-Kind Exchange Program" in this Annual Report, with respect to future dispositions and acquisitions of fleet vehicles subject to the ABS Program. This could expose us to increased income tax liability in the future as a result of recognition of gains upon sales from our then-existing ABS Program fleet, although we would expect to be able to utilize the Like-Kind Exchange Program for certain cars within our then-existing fleet as well as future cars purchased outside of the ABS Program.

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

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. In connection with the Acquisition, a bankruptcy-remote special purpose entity wholly-owned by us issued approximately $4,300.0 million of new debt (plus an additional $1,500.0 million in the form of variable funding notes issued but not funded at the closing of the Acquisition) backed by our U.S. car rental fleet under the ABS Program. In addition, we issued $600.0 million of Pre-Acquisition ABS Notes, which remained outstanding following the Acquisition. As part of the Acquisition, various of our non-U.S. subsidiaries and certain special purpose entities issued approximately $1,781.0 million of debt under the International Fleet Debt, which are secured by rental vehicles and related assets of certain of our subsidiaries (all of which are organized outside the United States) or by rental equipment and related assets of certain of our subsidiaries organized outside North America, as well as (subject to certain limited exceptions) substantially all our other assets outside North America. The asset-backed debt issued in connection with the Transactions has expected final payment dates ranging through 2010 and the Pre-Acquisition ABS Notes have expected final payment dates ranging through 2009. Based upon these repayment dates, this debt will need to be refinanced within the next two years. Recent turmoil in the credit markets has reduced the availability of debt financing and asset-backed securities have become the focus of increased investor and regulatory scrutiny. Approximately half of our outstanding U.S. Fleet Debt issued in connection with the Transactions is subject to the benefit of a financial guarantee from MBIA, while the remainder is subject to the benefit of a financial guarantee from Ambac. On July 24, 2008, we entered into the International ABS Fleet Financing Facility, which has an expected maturity date of December 2010 and allows for maximum commitments under (i) the Euro-denominated portion of €632.0 million (the equivalent of $880.8 million as of December 31, 2008) and (ii) the Australian dollar-denominated portion of A$325 million (the equivalent of $223.7 million as of December 31, 2008). Additionally, in September 2008, we issued but did not fund $825.0 million in the form of variable funding notes, or the "Series 2008-1 Notes." The Series 2008-1 Notes are not subject to any financial guarantee. Consequently, if our access to asset-backed financing were reduced or were to become significantly more expensive for any reason, including as a result of the deterioration in the markets for asset-backed

ITEM 1A.    RISK FACTORS (Continued)

securities or as a result of deterioration in the credit ratings or the insolvency of the financial guarantors, we cannot assure you that we would be able to refinance or replace our existing asset- backed financing or continue to finance new car acquisitions through asset-backed financing on favorable terms, or at all.

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

  •
  rating agencies that provide credit ratings for our asset-backed indebtedness, MBIA and Ambac, or other third parties requiring changes in the terms and structure of our asset-backed financing, including increased credit enhancement (i) in connection with the incurrence of additional or refinancing of existing asset-backed debt, (ii) upon the occurrence of external events, such as changes in general economic and market conditions or further deterioration in the credit ratings of our principal car manufacturers, or (iii) or otherwise;

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

  •
  the insolvency or deterioration of the financial condition of one or more of our principal car manufacturers; or

  •
  changes in law that negatively impact our asset-backed financing structure.

The occurrence of certain of the events listed above could result, among other things, in the occurrence of an amortization event pursuant to which the proceeds of sales of cars that collateralize the affected facility or series of asset-backed notes would be required to be applied to the payment of principal and interest on the affected facility or series, rather than being reinvested in our car rental fleet. The continuation of an amortization event for 30 days, as well as, certain other events, including defaults by Hertz and its affiliates in the performance of covenants set forth in the agreements governing the U.S. Fleet Debt, could result in the occurrence of a liquidation event pursuant to which the trustee or holders of asset-backed notes of the affected series would be permitted to require the sale of the assets collateralizing that series. If such an event were to occur, we would not be able to effect short-term borrowings under the variable funding notes issued at the closing of the Acquisition, although we might, depending on the circumstances be able to borrow on a short-term basis under the Series 2008-1 Notes, subject to borrowing base availability. Any of these consequences could affect our liquidity and our ability to maintain sufficient fleet levels to meet customer demands and could trigger cross defaults under certain of our other debt instruments.

In addition to the consequences described above, a bankruptcy event with respect to a car manufacturer that supplies cars for our fleet could have other consequences under our asset-backed financing program. The program cars manufactured by any such company would need to be removed from our fleet or re-designated as non-program vehicles, which would require us to furnish additional collateral enhancement associated with these program vehicles. In the event that any of these car manufacturers, including Ford or General Motors, were to commence bankruptcy reorganization proceedings, under the current terms of our asset-backed financing facilities, we may be required to materially increase the

ITEM 1A.    RISK FACTORS (Continued)

enhancement levels regarding the fleet vehicles provided by such bankrupt manufacturer. The actual enhancement level that we would be required to provide would be dependent on a number of factors, and could be almost all of the net book value, of the portion of our fleet vehicles then provided by such bankrupt manufacturer. Accordingly, as we decrease the number of General Motors vehicles in our fleet, this exposure as it relates to General Motors is expected to be reduced throughout 2009. If we were required to provide this additional enhancement following a bankruptcy of a car manufacturer, including Ford or General Motors, we believe that we would be able to satisfy such obligations with a combination of our available cash, our availability under our Senior ABL Facility or any existing over-enhancement that we may then have under our Fleet Financing Facilities. However, in the case of Ford or General Motors, such use would materially reduce our liquidity available for operations or the refinancing of maturing debt. See "—Risks Related to Our Business—We could be harmed by a further decline in the results of operations or financial condition of the manufacturers of our cars."

Any disruption in our ability to refinance or replace our existing asset-backed financing or to continue to finance new car acquisitions through asset-backed financing, or any negative development in the terms of the asset-backed financing available to us, could cause our cost of financing to increase significantly and have a material adverse effect on our liquidity, financial condition and results of operations. The assets that collateralize our asset-backed financing will not be available to satisfy the claims of our general creditors.

The terms of our Senior Credit Facilities permit us to finance or refinance new car acquisitions through other means, including secured financing that is not limited to the assets of special purpose entity subsidiaries. We may seek in the future to finance or refinance new car acquisitions, including cars excluded from the ABS Program, through such other means. No assurances can be given, however, as to whether such financing will be available, or as to whether the terms of such financing will be comparable to the debt issued under the ABS Program. In addition, the borrowing capacity under our Senior ABL Facility is based upon the value of the assets securing such facility; therefore in periods where the value of the assets securing this facility decline or we sell such assets without replacing them, the availability of funds under the Senior ABL Facility will be reduced and we will have fewer funds available to purchase new cars or equipment.

We may not be able to generate sufficient cash to service all of our debt or refinance our obligations and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. In addition, the recent worldwide credit crisis will likely make it more difficult for us to refinance our indebtedness on favorable terms, or at all and we cannot assure you that we will be able to refinance our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by

ITEM 1A.    RISK FACTORS (Continued)

the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and restrict the use of proceeds from any such dispositions. We cannot assure you that we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

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

Indebtedness under our Senior Credit Facilities is secured by a lien on substantially all our assets (other than assets of international subsidiaries and fleet), including pledges of all or a portion of the capital stock of certain of our subsidiaries. Our Senior Notes and Senior Subordinated Notes are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default were to occur under our Senior Credit Facilities, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors, including the holders of our Senior Notes and Senior Subordinated Notes. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our Senior Credit Facilities), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Furthermore, many of the subsidiaries that hold our U.S. and international car rental fleets in connection with our asset-backed financing programs are intended to be bankruptcy remote and the assets held by them may not be available to our general creditors in a bankruptcy unless and until they are transferred to a non-bankruptcy remote entity. As of December 31, 2008, substantially all of our consolidated assets, including our car and equipment rental fleets, have been pledged for the benefit of the lenders under our Senior Credit Facilities or are subject to securitization facilities in connection with our U.S. Fleet Debt, International Fleet Debt facilities and International ABS Fleet Financing Facility and our other fleet debt facilities. As a result, the lenders under these facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors and holders of our unsecured indebtedness may receive less, ratably, than the holders of our senior debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing." As discussed below, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

ITEM 1A.    RISK FACTORS (Continued)

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

ITEM 1A.    RISK FACTORS (Continued)

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

Further, our International Fleet Debt facilities contain a number of covenants, including a covenant that restricts the ability of our subsidiary HIL to make dividends and other restricted payments (which may include payments of intercompany indebtedness), in an amount greater than €100 million plus a specified excess cash flow amount, calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until such time as 50% of the commitments under the International Fleet Debt facilities on the Closing Date have been replaced by permanent take-out international asset-based facilities (which has not yet occurred), the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of excess cash flow based on the percentage of facilities relating to the International Fleet Debt facilities at the closing of the Acquisition that have been replaced by permanent take-out international asset-based facilities. These restrictions will limit the availability of funds from HIL and its subsidiaries to help us make payments on our indebtedness. Certain of these permanent take-out international asset-based facilities are expected to be novel and complicated structures. We cannot assure you that we will be able to complete such permanent take-out financings on terms acceptable to us or on a timely basis, if at all; if we are unable to do so, our liquidity and interest costs may be adversely affected. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

Certain of our Canadian subsidiaries are parties to our Senior ABL Facility and are not subject to these International Fleet Debt restrictions. Our non-U.S. subsidiaries, including the operations of these Canadian subsidiaries, accounted for approximately 35% of our total revenues and 33% of our Corporate EBITDA for the year ended December 31, 2008. See Note 9 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

The indentures governing our Senior Notes and Senior Subordinated Notes and the agreements governing our Senior Credit Facilities and U.S Fleet Debt facilities contain numerous covenants, and in certain cases require us to meet certain financial ratios and tests which utilize Corporate EBITDA. In addition, under the agreements governing certain of our U.S. Fleet Debt we are required to have a financial guarantee from a third-party insurance company. Our failure to comply with the obligations contained in one of these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. Such alternative measures could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.    RISK FACTORS (Continued)

An increase in interest rates or in our borrowing spread would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including borrowings under the Senior Credit Facilities, the International Fleet Debt facilities, the International ABS Fleet Financing Facility and certain of our other outstanding debt securities, bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability, including, in the case of the U.S. Fleet Debt and the International Fleet Debt facilities and International ABS Fleet Financing Facility, our Corporate EBITDA. We have recently seen an increase in our borrowing spread. In addition, recent turmoil in the credit markets has reduced the availability of debt financing, which may result in increases in the interest rates and borrowing spreads at which lenders are willing to make future debt financing available to us. The impact of such increases would be more significant than it would be for some other companies because of our substantial debt. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks—Interest Rate Risk."

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We operate car rental locations at or near airports and in central business districts and suburban areas of major cities in North America (the United States, including Puerto Rico and the U.S. Virgin Islands, and Canada), Europe (France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Switzerland, Belgium, Luxembourg and the Czech Republic), the Pacific (Australia and New Zealand) and Brazil, as well as retail used car sales locations in the United States and France. We operate equipment rental locations in North America (the United States and Canada), Europe (France and Spain) and Asia (China). We also operate headquarters, sales offices and service facilities in the foregoing countries in support of our car rental and equipment rental operations, as well as small car rental sales offices and service facilities in a select number of other countries in Europe and Asia.

Of such locations, approximately 10% are owned by us. The remaining locations are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

We own three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for our car rental operations are processed, global information technology systems are serviced and major domestic and international accounting functions are performed. We also have a long-term lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European car rental reservation and customer relations and accounting functions, and we lease a reservation center in Saraland (Mobile County), Alabama to supplement the capacity of our Oklahoma City car rental reservation center. We plan to close the Saraland facility in mid-2009. We maintain our executive offices in an owned facility in Park Ridge, New Jersey and lease a European headquarters office in Uxbridge, England.

 ITEM 3.    LEGAL PROCEEDINGS

Fuel-Related Class Actions

We had been a defendant in four purported class actions—filed in Texas, Oklahoma, New Mexico and Nevada—in which the plaintiffs put forth alternate theories to challenge the application of our Fuel and Service Charge, or "FSC," on rentals of cars that were returned with less fuel than when rented. The actions in Texas and Oklahoma were dismissed in 2008 and the actions in New Mexico and Nevada were dismissed in 2007.

  1.
  Texas

    On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purported to be a class action filed alternatively on behalf of all persons who were charged a FSC by us or all Texas residents who were charged a FSC by us. The petition alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff sought an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In response to various motions by us, the plaintiff filed two amended petitions, which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff sought punitive damages. After some limited discovery, we filed a motion for summary judgment in December 2004. That motion was denied in January 2005. The parties then engaged in more extensive discovery. In April 2006, the plaintiff further amended his petition by adding a cause of action for fraudulent misrepresentation and, at the plaintiff's request, a hearing on the plaintiff's motion for class certification was scheduled for August 2006. In May 2006, the plaintiff filed a fourth amended petition which deleted the cause of action for conversion and the plaintiff also filed a first amended motion for class certification in anticipation of the August 2006 hearing on class certification. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charged a FSC in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We then filed an interlocutory appeal of the class certification order with the Court of Appeals, Thirteenth District of Texas. After briefing and oral argument, the appellate court, in July 2008, reversed the trial court's order, decertified the class and remanded the case to the trial court for further proceedings. The case was then settled and a "take nothing judgment" was entered at the trial court in September of 2008 indicating that the plaintiff took nothing on his claims against the defendants with a final judgment being entered with prejudice.

  2.
  Oklahoma

    On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purported to be a class action, this time on behalf of Oklahoma residents who rented from us and incurred our FSC. The petition alleged that the imposition of the FSC is a breach of contract and amounts to an unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. The plaintiff sought an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In March 2005, the trial court granted our motion to dismiss the action but also granted the plaintiff the right to replead.

ITEM 3.    LEGAL PROCEEDINGS (Continued)

    In April 2005, the plaintiff filed an amended class action petition, newly alleging that our FSC violates the Oklahoma Consumer Protection Act and that we have been unjustly enriched, and again alleged that our FSC is unconscionable under Article 2A of the Oklahoma Uniform Commercial Code. In May 2005, we filed a motion to dismiss the amended class action petition. In October 2005, the court granted our motion to dismiss, but allowed the plaintiff to file a second amended complaint and we then answered the complaint. After the parties engaged in some limited discovery, we filed a motion for summary judgment in August 2007. In February 2008, the court granted our motion to dismiss and entered judgment in our favor on all of the remaining claims.

Other Consumer or Supplier Class Actions

  1.
  HERC Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation, was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd., purported to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or "LDW," charge. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff sought an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violated the New Jersey Consumer Fraud Act. The complaint also asked for attorneys' fees and costs. In October 2006, we filed an answer to the complaint. In November 2006, the plaintiff filed an amended complaint adding an additional plaintiff, Miguel V. Pro, an individual residing in Texas, and new claims relating to HERC's charging of an "Environmental Recovery Fee." Causes of action for breach of contract and breach of implied covenant of good faith and fair dealing were also added. After extensive discovery, the plaintiffs filed a motion to certify the class in May 2008. In June 2008, HERC filed its opposition to class certification, as well as a motion for summary judgment. In December 2008, the court granted class certification and we filed a petition for leave to appeal with the U.S. Court of Appeals for the Third Circuit requesting the court to exercise its discretion by reviewing the class certification order. In January 2009, the trial court denied our motion for summary judgment.

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purported to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violated certain provisions of Nevada law, including Nevada's Deceptive Trade Practices Act. The plaintiffs sought an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asked for attorneys' fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss.

ITEM 3.    LEGAL PROCEEDINGS (Continued)

    In September 2007, the court denied our motion to dismiss. We thereafter filed a motion for certification seeking to have the interpretation of Nevada Revised Statutes Section 482.31575 certified to the Nevada Supreme Court or, in the alternative, to the United States Court of Appeals for the Ninth Circuit. In October 2007, we answered the complaint. In February 2008, the United States Court of Appeals for the Ninth Circuit denied our motion for certification. Discovery commenced in Spring 2008. In January 2009, we filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment and for entry of a final injunction.

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purported to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiff asserted violations of the Telephone Consumer Protection Act, 47 U.S.C. Section 227, and common law conversion and the plaintiff sought damages and costs of suit. In June 2007, we removed this action to the United States District Court for the District of Kansas. In February 2008, the case was remanded to the District Court of Wyandotte County, Kansas. In April 2008, the court granted our motion to transfer venue and the case was subsequently transferred to the District Court of Johnson County, Kansas. In October 2008, the plaintiff voluntarily dismissed its conversion claim, without prejudice.

  4.
  California Tourism Assessments

    On November 14, 2007, Michael Shames, Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta was commenced in the United States District Court for the Southern District of California. Shames purported to be a class action brought on behalf of all individuals or entities that purchased rental car services from a defendant at a California situs airport after January 1, 2007. The complaint alleged that the defendants agreed to charge consumers a 2.5% assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission, or the "CTTC." The complaint also alleges that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the complaint asserted violations of 15 U.S.C. § 1, California's Unfair Competition Law and California's False Advertising Law, and sought treble damages, disgorgement, injunctive relief, interest, attorneys' fees, and costs. The complaint also asserted separately against the CTTC and Caroline Beteta, the Commission's Executive Director, alleged violations of The California Bagley-Keene Open Meeting Act. In January 2008, we filed a motion to dismiss. In April 2008, the court granted—with leave to amend—the separate motions to dismiss of the rental car defendants, the CTTC and Caroline Beteta. In May 2008, the plaintiffs filed an amended complaint which added a claim for alleged violations of the California Consumers Legal Remedies Act. The rental car defendants and the CTTC subsequently filed

ITEM 3.    LEGAL PROCEEDINGS (Continued)

    separate motions to dismiss the amended complaint and, in July 2008, the court dismissed all claims related to the CTTC. Also in July 2008, the court dismissed all claims, except for the federal antitrust claim, related to the rental car defendants.

    On December 13, 2007, Thomas J. Comiskey, on behalf of himself and all others similarly situated v. Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, The Hertz Corporation, Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., The California Travel and Tourism Commission, and Dale E. Bonner was commenced in the United States District Court for the Central District of California. Comiskey purported to be a class action brought on behalf of all persons and entities that have paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on January 1, 2007. The complaint alleged that California's Passenger Car Rental Industry Tourism Assessment Program, as included in the California Tourism Marketing Act, violated the United States Constitution's Commerce Clause and First Amendment, both directly and was in violation of 42 U.S.C. § 1983, Article I, §§ 2 and 3 of the California Constitution, and Article XIX, § 2 of the California Constitution. The complaint sought injunctive and declaratory relief, that all unspent assessments collected and to be collected be held in trust, damages, interest, attorneys' fees, and costs. On December 14, 2007, Isabel S. Cohen filed in the United States District Court for the Central District of California a complaint virtually identical to that filed in Comiskey. In February 2008, the court consolidated Comiskey and Cohen, captioned the consolidated action "In re Tourism Assessment Fee Litigation," and ordered the plaintiffs to serve a single consolidated class action complaint. In April 2008, we filed a motion to dismiss the consolidated complaint and we also filed a motion to transfer the case to the United States District Court for the Southern District of California for potential consolidation with the Shames case. In September 2008, the United States District Court for the Central District of California granted the rental car defendants' motion to transfer the In re Tourism Assessment Fee Litigation to the United States District Court for the Southern District of California. In February 2009, the court granted the separate motions to dismiss that had been filed by each of the defendants and dismissed the consolidated class action complaint with prejudice.

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

ITEM 3.    LEGAL PROCEEDINGS (Continued)

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

On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts. In this second lawsuit—the patent action—we seek a declaratory judgment that a newly issued patent to Crawford is not infringed by Hertz and is invalid and unenforceable. In October 2007, we filed a motion to consolidate the antitrust action and the patent action and, in November 2007, the court granted our motion to consolidate the two actions. Enterprise and Crawford filed a motion to dismiss the patent action in December 2007 and Hertz and TSD filed opposition papers in January 2008. In June 2008, the court denied the motion to dismiss that had been filed by Enterprise and Crawford. Discovery will now commence. See "Part I—Item 1A—Risk Factors—Risks Related to Our Business—Claims that the software products and information technology systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services" included elsewhere in this Annual Report.

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

Omitted pursuant to General Instruction I to the Form 10-K.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the common stock of Hertz. Hertz Investors, Inc., which is wholly owned by Hertz Holdings, owns all of the outstanding common stock of Hertz.

We paid no cash dividends on our common stock in 2007 or 2008, and we do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing."

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information and other data for our business. The selected consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the selected consolidated balance sheet data as of December 31, 2008 and 2007 presented below were derived from our consolidated financial statements and the related notes thereto included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

You should read the following information in conjunction with the section of this Annual Report entitled "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

	Successor				Predecessor
				For the Periods From
	Years ended December 31,					Year ended December 31,
				December 21, 2005 to December 31, 2005	January 1, 2005 to December 20, 2005

(In millions of dollars, except ratios)	2008	2007	2006			2004
Statement of Operations Data
Revenues:
Car rental	$6,730.4	$6,800.7	$6,273.6	$129.4	$5,820.5	$5,430.8
Equipment rental	1,657.3	1,755.3	1,672.1	22.5	1,392.4	1,162.0
Other(a)	137.4	129.6	112.7	2.6	101.8	83.2

Total revenues	8,525.1	8,685.6	8,058.4	154.5	7,314.7	6,676.0

Expenses:
Direct operating	4,930.0	4,644.1	4,476.0	103.0	4,086.3	3,734.4
Depreciation of revenue earning equipment(b)	2,194.2	2,003.4	1,757.2	43.8	1,555.9	1,463.3
Selling, general and administrative	769.7	773.5	723.8	15.1	623.4	591.3
Interest, net of interest income(c)	845.7	875.8	860.7	25.8	474.2	384.4
Impairment charges(d)	1,168.9	—	—	—	—	—

Total expenses	9,908.5	8,296.8	7,817.7	187.7	6,739.8	6,173.4

Income (loss) before income taxes and minority interest	(1,383.4)	388.8	240.7	(33.2)	574.9	502.6
(Provision) benefit for taxes on income(e)	197.7	(102.3)	(83.7)	12.2	(191.3)	(133.9)
Minority interest	(20.8)	(19.7)	(16.7)	(0.3)	(12.3)	(3.2)

Net income (loss)	$(1,206.5)	$266.8	$140.3	$(21.3)	$371.3	$365.5

Other Financial Data
Net non-fleet capital expenditures	$138.3	$97.0	$150.0	$7.0	$258.1	$221.7
Ratio of earnings to fixed charges(f)	—	1.4	1.2	—	1.9	1.9

ITEM 6.    SELECTED FINANCIAL DATA (Continued)

	Successor				Predecessor
	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Cash and equivalents and short-term investments	$594.0	$729.7	$671.8	$843.9	$1,235.0
Total assets(g)	16,451.3	19,255.2	18,675.7	18,580.9	14,096.4
Total debt	10,972.3	11,960.1	12,276.2	12,515.0	8,428.0
Stockholder's equity(h)	1,441.7	2,891.1	2,518.5	2,266.2	2,670.2

(a)
Includes fees and certain cost reimbursements from our licensees and revenues from our car leasing operations and third-party claim management services.

(b)
For the years ended December 31, 2008, 2007 and 2006, the Successor period ended December 31, 2005 and the Predecessor period ended December 20, 2005, depreciation of revenue earning equipment was increased by $32.7 million and $0.6 million and reduced by $13.1 million, $1.2 million and $33.8 million, respectively, resulting from the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment. For the years ended December 31, 2008, 2007 and 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005, and the year ended December 31, 2004, depreciation of revenue earning equipment includes net losses of $83.1 million and $21.2 million and net gains of $35.9 million, $2.1 million, $68.3 million and $57.2 million, respectively, from the disposal of revenue earning equipment.

(c)
For the years ended December 31, 2008, 2007 and 2006, the Successor period ended December 31, 2005, the Predecessor period ended December 20, 2005, and the year ended December 31, 2004, interest income was $24.8 million, $41.2 million, $42.3 million, $1.1 million, $36.1 million and $23.7 million, respectively.

(d)
For the year ended December 31, 2008, we recorded non-cash impairment charges related to our goodwill, other intangible assets and property and equipment.

(e)
For the year ended December 31, 2008, we established additional valuation allowances of $53.3 million relating to the realization of deferred tax assets attributable to net operating losses, credits and other temporary differences in various jurisdictions. Additionally, certain tax reserves were recorded and certain tax reserves were released due to settlement for various uncertain tax positions in Federal, state and foreign jurisdictions. For the year ended December 31, 2007, we reversed a valuation allowance of $9.1 million relating to the realization of deferred tax assets attributable to net operating losses and other temporary differences in certain European countries. Additionally, certain tax reserves were recorded for various uncertain tax positions in Federal, state and foreign jurisdictions. For the year ended December 31, 2006, we established valuation allowances of $9.8 million relating to the realization of deferred tax assets attributable to net operating losses and other temporary differences in certain European countries. Additionally, certain tax reserves were recorded for certain federal and state uncertain tax positions. The Predecessor period ended December 20, 2005 includes the reversal of a valuation allowance on foreign tax credit carryforwards of $35.0 million (established in 2004) and favorable foreign tax adjustments of $5.3 million relating to periods prior to 2005, partly offset by a $31.3 million provision relating to the repatriation of foreign earnings. The Predecessor period ended December 31, 2004 includes benefits of $46.6 million relating to net adjustments to federal and foreign tax accruals.

(f)
Earnings have been calculated by adding interest expense and the portion of rent estimated to represent the interest factor implicit in our operating leases to income (loss) before income taxes and minority interest. Fixed charges include interest charges (including capitalized interest) and the portion of rent estimated to represent the interest factor implicit in our operating leases. Earnings for the year ended December 31, 2008 and the Successor period ended December 31, 2005 were inadequate to cover fixed charges for the period by $1,386.2 million and $33.3 million, respectively.

(g)
Substantially all of our revenue earning equipment, as well as certain related assets, are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, our asset-backed securities program, the International Fleet Debt Facilities, the International ABS Fleet Financing Facility, the fleet financing facilities relating to our car rental fleets in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands; Brazil; Canada; Belgium; and our U.K. leveraged financing. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under our Senior Credit Facilities, and substantially all our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt Facilities and International ABS Fleet Financing Facility or (in the case of our Canadian HERC business) our Senior ABL Facility. None of such assets are available to satisfy the claims of our general creditors. For a description of those facilities, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

(h)
Includes equity contributions totaling $2,295.0 million to Hertz Holdings from investment funds associated with or designated by the Sponsors on or prior to December 21, 2005.

 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A—Risk Factors." The following discussion and analysis provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion and analysis together with the sections entitled "Cautionary Note Regarding Forward-Looking Statements," "Item 1A—Risk Factors," "Item 6—Selected Financial Data" and our consolidated financial statements and related notes included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008, both the car and equipment rental markets experienced unprecedented declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic, while the equipment rental segment is being impacted by the difficult economic and business environment as investment in

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. These conditions are expected to continue in 2009. During 2008, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, an increase in depreciation and fleet related costs as a percentage of revenue, lower industry pricing and lower residual values for the non-program cars and equipment that we sold. See "Item 1A—Risk Factors" in this Annual Report.

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price or residual values of cars and equipment or interest rates can also have a significant effect on our profitability depending on our ability to adjust pricing for these changes. In the United States, 2007 model year program vehicle depreciation costs rose approximately 15% and per-car depreciation costs for 2007 model year U.S. non-program cars declined as compared to 2006. As a consequence of those changes in per-car costs, as well as the larger proportion of our U.S. fleet we purchased as non-program cars and other actions we took to mitigate program car cost increases, our net per-car depreciation costs for 2007 model year cars increased by less than 3% from our net per-car depreciation costs for 2006 model year U.S. cars. We continue to have an overall strategy of increasing the proportion of non-program cars we have in our worldwide fleet. However in 2008, given the recent economic downturn described above, we sold a higher proportion of non-program cars during the third quarter, when the used car market is traditionally stronger, to reduce exposure to residual value declines in the fourth quarter. Accordingly, for the year ended December 31, 2008, the percentage of non-program cars in the U.S. fleet decreased from 58% to 46% as compared to the year ended December 31, 2007; however, the percentage of non-program cars increased slightly internationally and for the year ended December 31, 2008, the percentage of non-program cars in our international fleet was 41%, compared to 35% for the year ended December 31, 2007.

Our per car vehicle depreciation costs in the United States for 2008 increased approximately 6% from our net per car depreciation costs for 2007 and increased approximately 20% in Europe year-over-year. We expect our per car vehicle depreciation costs in the United States and in Europe for 2009 to be similar to 2008. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and the use of our information technology systems, to help manage our variable costs. Approximately two-thirds of our typical annual operating costs represent variable costs, while the remaining one-third is fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including minimum concession fees, rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As part of our ongoing effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and business process reengineering to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations and evaluating potential outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

In early 2007, we announced several initiatives to further improve our competitiveness and industry leadership through targeted job reductions affecting approximately 200 employees primarily at our corporate headquarters in Park Ridge, New Jersey and our U.S. service center in Oklahoma City, Oklahoma, and approximately 1,350 employees primarily in our U.S. car rental operations, with much smaller reductions occurring in our U.S. equipment rental operations, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand. In June 2007, we announced targeted reductions affecting approximately 480 positions in our U.S. car and equipment rental operations, as well as financial and reservations-related positions in our U.S. service center in Oklahoma City, Oklahoma. During 2007, we began to implement cost saving initiatives in our European operations, and we continued implementation of these measures in 2008. Additionally, during the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions globally, relating to real estate facilities management and construction, procurement and information technology. The contracts related to these outsourced functions were completed during the first quarter of 2008. In the first quarter of 2008, to continue improving our competitiveness and industry position, we initiated job reductions affecting approximately 950 employees in our U.S. and European car rental operations with much smaller reductions occurring in our U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, Oklahoma.

In late May and June 2008, our U.S. equipment rental business initiated the closure of 22 branch operations across the United States to gain further operating efficiencies. This initiative resulted in severance costs for approximately 180 employees whose positions were eliminated, asset impairment charges for surplus equipment identified for disposal, recognition of future facility lease obligations and the impairment of related leasehold improvements. Additionally, in the second quarter of 2008, we implemented other cost containment and efficiency initiatives resulting in approximately 220 additional employee reductions.

During the third quarter of 2008, our equipment rental business incurred charges for asset impairments, losses on disposal of surplus equipment and recognition of future facility lease obligations related to branch closures in the U.S. and Europe. Our U.S. car rental business, in order to streamline operations and reduce costs, initiated the closure of 48 off-airport locations and incurred a charge related to facility lease obligations. Additionally, to address the challenging economic environment, we introduced a voluntary employment separation program in our U.S. operations as well as initiating involuntary employee severance actions globally. The third quarter restructuring charges included employee termination liabilities covering approximately 1,400 employees.

During the fourth quarter of 2008, our North American and European car rental businesses, in order to further streamline operations and reduce costs, initiated the closure of approximately 200 off-airport locations. Related to these location closures, as well as the elimination of several more equipment rental branches in the U.S. and Europe, we incurred charges for asset impairments, losses on disposal of

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

surplus vehicles and equipment and recognition of future facility lease obligations for those locations vacated by year-end. The locations closed were strategically selected to enable us to continue to provide our rental services from other locations in the same area to our loyal customer base. We will continue to assess the effectiveness, size and geographical presence of our global network footprint and may make adjustments as warranted. In January 2009, we announced that, as part of a comprehensive plan to further decrease costs and as a result of reduced rental demand, we were reducing our global workforce by more than 4,000 employees beginning in the fourth quarter 2008 and continuing through the first quarter of 2009, more than half of whom are not eligible for severance benefits. We expect job reductions in the car and equipment rental businesses, corporate and support areas, and in all geographies, with an emphasis on eliminating non-customer facing jobs. Related to these location closures and continued cost reduction initiatives, we incurred restructuring charges for employee termination liabilities covering approximately 1,500 employee separations in the fourth quarter.

For the years ended December 31, 2008 and 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $216.1 million and $96.4 million, respectively.

Additional efficiency and cost saving initiatives may be developed during 2009. However, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplementary Data."

For the year ended December 31, 2008, based on publicly available information, we believe some U.S. car rental companies experienced declines in transaction days and rental rate revenue per transaction day, or "RPD," compared to the year ended December 31, 2007. For the year ended December 31, 2008, in the United States, we experienced a 3.7% decrease in transaction days and a 2.0% decrease in RPD versus 2007. During the year ended December 31, 2008, in our European operations, we experienced a low to mid single digit increase in transaction days and a low to mid single digit decrease in RPD versus 2007.

In the three years ended December 31, 2008, we increased the number of our off-airport rental locations in the United States by approximately 20% to approximately 1,645 locations. Revenues from our U.S. off-airport operations grew during the same period, representing $971.8 million, $963.8 million and $890.1 million of our total car rental revenues in the years ended December 31, 2008, 2007 and 2006, respectively. In 2009 and subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

For the year ended December 31, 2006, we believe equipment rental industry pricing, improved in the United States, Canada, France and Spain. For the years ended December 31, 2007 and 2008, based on publicly available information, we believe the U.S. equipment rental industry experienced downward

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

pricing. HERC experienced higher equipment rental volumes and pricing worldwide for the years ended December 31, 2006 and 2007, with pricing increases in 2007 attributable to higher price activity in Canada and Europe offsetting lower price activity in the U.S. HERC experienced lower equipment rental volumes and pricing worldwide for the year ended December 31, 2008. During the years ended December 31, 2006, 2007 and 2008 (excluding additions relating to acquisitions), HERC had a net increase of eight and six and a net decrease of 27 U.S. locations, respectively, two, one and two new Canadian location(s), respectively, and seven, seven and a net decrease of 10 locations in Europe, respectively, and one location opening in China in 2008. In connection with new location openings in the U.S., we expect HERC will incur non-fleet start-up costs of approximately $0.8 million per location and additional fleet acquisition costs, excluding equipment transferred from other branches, over an initial twelve-month period of approximately $1 to $3 million per location. In connection with new location openings in Europe, we expect HERC will incur lower start-up costs per location as compared with the United States.

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

Revenue Earning Equipment

Our principal assets are revenue earning equipment, which represented approximately 49% of our total assets as of December 31, 2008. Revenue earning equipment consists of vehicles utilized in our car rental operations and equipment utilized in our equipment rental operations. For the year ended December 31, 2008, 57% of the vehicles purchased for our combined U.S. and international car rental fleets were subject to repurchase by automobile manufacturers under contractual repurchase and guaranteed depreciation programs, subject to certain manufacturers' car condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under these programs. For all other vehicles, as well as equipment acquired by our equipment rental business, we use historical experience and monitor market conditions to set depreciation rates. When revenue earning equipment is acquired, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded on a straight-line basis over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changed market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

See Note 6 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Public Liability and Property Damage

The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results. Our actual results as compared to our estimates have historically resulted in relatively minor adjustments to our recorded liability.

Pensions

Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. The various employee-related actuarial assumptions (e.g., retirement rates, mortality rates, salary growth) used in determining pension costs and plan liabilities are reviewed periodically by management, assisted by the enrolled actuary, and updated as warranted. The discount rate used to value the pension liabilities and related expenses and the expected rate of return on plan assets are the two most significant assumptions impacting pension expense. The discount rate used is an actual market-based spot rate as of the valuation date. For the expected return on assets assumption, we use a forward-looking rate that is based on the expected return for each asset class (including the value added by active investment management), weighted by the target asset allocation. The past annualized long-term performance of the Plans' assets has generally exceeded the long-term rate of return assumption. See Note 4 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Goodwill and Other Intangible Assets

We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also review goodwill annually in

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. In addition, SFAS No. 142 requires that goodwill be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. We estimate the fair value of our reporting units using a discounted cash flow methodology. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by our ongoing restructuring activities. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. A significant decline in the projected cash flows or a change in the weighted average cost of capital used to determine fair value could result in a future goodwill impairment charge.

In the fourth quarter 2008, we performed our annual impairment analysis based upon market data as of October 1, 2008. In addition, we performed an additional analysis as of December 31, 2008 due to the fact that there had been a decline in operating results and worldwide economies, and a decline in both the fair value of our debt and our stock price.

We performed the impairment analyses for our reporting units, using our business and long-term strategic plans, revised to reflect the current economic conditions. Our weighted-average cost of capital used in the discounted cash flow model was calculated based upon the fair value of our debt and our stock price with a debt to equity ratio comparable to our industry. The total fair value of our reporting units was then compared to our market capitalization to ensure their reasonableness.

For those reporting units which failed the first step of the analysis, fair values were obtained for long-lived assets and intangibles. The fair value of our debt was calculated based upon current market rates and deferred taxes were calculated for our intangible asset impairment charges (discussed below). Based upon the comparison of the fair value of equity to the fair value of our assets and liabilities, we concluded that impairment of all of the goodwill for these reporting units existed. This resulted in a non-cash impairment charge of $694.9 million in the fourth quarter of 2008.

As a result of the Acquisition, we also have recognized significant intangible assets. In accordance with SFAS No. 142, we re-evaluate the estimated useful lives of our intangible assets annually or as circumstances change. Those intangible assets considered to have indefinite useful lives, including our trade name, are evaluated for impairment on an annual basis, by comparing the fair value of the intangible assets to their carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we will perform an impairment review. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

The valuation of our indefinite-lived assets utilized the relief from royalty method, which incorporates cash flows and discount rates comparable to those discussed above. The royalty rates utilized in this valuation were based on actual licensing agreements. We also considered the excess earnings as a percentage of revenues to ensure their reasonableness. Our analysis resulted in an impairment charge of $451.0 million recorded in the fourth quarter of 2008.

As of December 31, 2008, our goodwill and other intangible assets had remaining carrying values of $264.1 million and $2,621.6 million, respectively. We will continue to monitor the market conditions and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

assess whether a future triggering event occurs, which would result in an additional impairment analysis in the future.

See Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Derivatives

We periodically enter into cash flow and other hedging transactions to specifically hedge exposure to various risks related to interest rates and foreign currency rates. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. All derivatives are recorded on the balance sheet as either assets or liabilities measured at their fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For derivative instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings. The valuation methods used to mark these to market are either market quotes (for foreign exchange instruments) or a discounted cash flow method (for interest rate swaps). The key inputs for the discounted cash flow method are the current yield curve and the credit default swap spread. These are subject to change based on movements in items such as the London inter-bank offered rate, or "LIBOR," and our credit worthiness.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require a change to reflect tax on these amounts.

See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or the "FASB," revised its SFAS, No. 123, with SFAS No. 123R, "Share-Based Payment." The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R. We estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

assumptions related to volatility, expected term, dividend yield, risk-free interest rate and forfeiture rate. These factors combined with the stock price on the date of grant result in a fixed expense which is recorded on a straight-line basis over the vesting period. The key factors used in the valuation process, other than the forfeiture rate, remained unchanged from the date of grant. Because the stock of Hertz Holdings became publicly traded in November 2006 and has a short trading history, it is not practicable for us to estimate the expected volatility of Hertz Holdings' share price, or a peer company share price, because there is not sufficient historical information about past volatility. Therefore, we use the calculated value method to estimate the expected volatility, based on the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we use the U.S. large capitalization component, which includes the top 70% of the index universe (by market value). Because historical exercise data does not exist, and because we meet the requirements of Staff Accounting Bulletin No. 107, we use the simplified method for estimating the expected term. We believe it is appropriate to continue to use this simplified method because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time Hertz Holdings' common stock has been publicly traded. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates. We assume that in each year, 1% of the options that are outstanding but not vested will be forfeited, based on our U.S. pension plan withdrawal rate assumptions. Considering the Company's brief history of issuing stock options and higher than average recent employee turnover, especially among option holders, we will assess next year if a change in this assumption is warranted. The non-cash stock-based compensation expense associated with the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan," the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan," and Omnibus Plan, are pushed down from Hertz Holdings and recorded on the books at the Hertz level. See Note 5 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Results of Operations

In the following discussion, comparisons are made between the years ended December 31, 2008, 2007 and 2006. The following table sets forth for each of the periods indicated, the percentage of total

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

revenues represented by the various line items in our consolidated statements of operations (in millions of dollars):

				Percentage of Revenues
	Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Revenues:
Car rental	$6,730.4	$6,800.7	$6,273.6	79.0%	78.3%	77.9%
Equipment rental	1,657.3	1,755.3	1,672.1	19.4	20.2	20.7
Other	137.4	129.6	112.7	1.6	1.5	1.4

Total revenues	8,525.1	8,685.6	8,058.4	100.0	100.0	100.0

Expenses:
Direct operating	4,930.0	4,644.1	4,476.0	57.8	53.4	55.5
Depreciation of revenue earning equipment	2,194.2	2,003.4	1,757.2	25.8	23.1	21.8
Selling, general and administrative	769.7	773.5	723.8	9.0	8.9	9.0
Interest, net of interest income	845.7	875.8	860.7	9.9	10.1	10.7
Impairment charges	1,168.9	—	—	13.7	—	—

Total expenses	9,908.5	8,296.8	7,817.7	116.2	95.5	97.0

Income (loss) before income taxes and minority interest	(1,383.4)	388.8	240.7	(16.2)	4.5	3.0
(Provision) benefit for taxes on income	197.7	(102.3)	(83.7)	2.2	(1.2)	(1.0)
Minority interest	(20.8)	(19.7)	(16.7)	(0.2)	(0.2)	(0.2)

Net income (loss)	$(1,206.5)	$266.8	$140.3	(14.2)%	3.1%	1.8%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for each of the periods indicated:

	Years Ended, or as of December 31,
	2008	2007	2006
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	27,375	28,977	28,004
Domestic	19,822	21,547	20,940
International	7,553	7,430	7,064
Worldwide transaction days (in thousands)(a)	127,897	129,355	123,251
Domestic	85,701	88,990	85,716
International	42,196	40,365	37,535
Worldwide rental rate revenue per transaction day(b)	$45.04	$46.11	$46.07
Domestic	$42.88	$43.77	$43.97
International	$49.45	$51.26	$50.87
Worldwide average number of company-operated cars during the period	455,200	461,100	432,600
Domestic	302,200	313,300	294,900
International	153,000	147,800	137,700
Adjusted pre-tax income (in millions of dollars)(c)	$289.1	$605.0	$472.3
Worldwide revenue earning equipment, net (in millions of dollars)	$6,501.4	$7,610.4	$7,366.4
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$1,481.8	$1,596.1	$1,532.3
Same store revenue growth, including growth initiatives(e)	(5.7)%	2.9%	16.8%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,364.3	$3,305.3	$3,018.3
Adjusted pre-tax income (in millions of dollars)(c)	$272.0	$373.8	$345.5
Revenue earning equipment, net (in millions of dollars)	$2,190.1	$2,697.5	$2,439.1
Other Operating Data:
Cash flows from operating activities (in million of dollars)	$2,096.4	$3,093.6	$2,637.6
EBITDA (in millions of dollars)(f)	1,874.8	3,488.0	3,100.8
Corporate EBITDA (in millions of dollars)(f)	1,100.1	1,541.9	1,378.8

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  does not consider to be part of their daily pricing of car rental transactions.

  The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2007 foreign exchange rates) for the years ended December 31, 2008, 2007 and 2006 (in millions of dollars, except as noted):

	Years Ended December 31,
	2008	2007	2006
Car rental revenue per statement of operations	$6,730.4	$6,800.7	$6,273.6
Non-rental rate revenue	(989.0)	(972.9)	(890.6)
Foreign currency adjustment	19.7	136.4	295.1

Rental rate revenue	$5,761.1	$5,964.2	$5,678.1

Transaction days (in thousands)	127,897	129,355	123,251
Rental rate revenue per transaction day (in whole dollars)	$45.04	$46.11	$46.07
(c)
Adjusted pre-tax income is calculated as income before income taxes and minority interest plus non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income (loss) before income taxes and minority interest by segment to adjusted pre-tax income by segment for the years ended December 31, 2008, 2007 and 2006 (in millions of dollars):

	Year Ended December 31, 2008
	Car Rental	Equipment Rental
Loss before income taxes and minority interest	$(385.3)	$(629.3)
Adjustments:
Purchase accounting(1)	40.2	58.8
Non-cash debt charges(2)	71.1	10.3
Unrealized loss on derivatives(3)	12.0	—
Realized gain on derivatives(3)	(9.8)	—
Restructuring charges	98.4	103.2
Restructuring related charges(4)	19.5	3.1
Impairment charges(5)	443.0	725.9

Adjusted pre-tax income	$289.1	$272.0

	Year Ended December 31, 2007
	Car Rental	Equipment Rental
Income before income taxes and minority interest	$468.6	$308.5
Adjustments:
Purchase accounting(1)	35.3	58.1
Non-cash debt charges(2)	66.5	11.2
Unrealized gain on derivatives(3)	(4.1)	—
Restructuring charges	64.5	4.9
Vacation accrual adjustment(6)	(25.8)	(8.9)

Adjusted pre-tax income	$605.0	$373.8

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Year Ended December 31, 2006
	Car Rental	Equipment Rental
Income before income taxes and minority interest	$373.5	$269.5
Adjustments:
Purchase accounting(1)	23.8	64.7
Non-cash debt charges(2)	75.0	11.3

Adjusted pre-tax income	$472.3	$345.5

  (1)
  Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. During the years ended December 31, 2008 and 2007, also includes $11.8 million and $20.4 million, respectively, associated with the ineffectiveness of our Hertz Vehicle Financing LLC, or "HVF," swaps. During the year ended December 31, 2008, also includes $30.0 million related to the write-off of deferred financing costs associated with those countries outside the United States as to which take-out asset-based facilities have not been entered into. During the year ended December 31, 2007, also includes the write-off of $16.2 million of unamortized debt costs associated with a debt modification. During the year ended December 31, 2006, also includes $1.0 million associated with the reversal of the ineffectiveness of our HVF swaps.

  (3)
  Represents unrealized and realized gains and losses on our interest rate swaptions.

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

  (5)
  Represents non-cash impairment charges related to our goodwill, other intangible assets and property and equipment.

  (6)
  Represents decreases in the employee vacation accrual relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2007 foreign exchange rates) for the years ended December 31, 2008, 2007 and 2006 (in millions of dollars):

	Years ended December 31,
	2008	2007	2006
Equipment rental revenue per statement of operations	$1,657.3	$1,755.3	$1,672.1
Equipment sales and other revenue	(177.0)	(190.2)	(193.6)
Foreign currency adjustment	1.5	31.0	53.8

Rental and rental related revenue	$1,481.8	$1,596.1	$1,532.3

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(f)
We present EBITDA and Corporate EBITDA to provide investors with supplemental measures of our operating performance and liquidity and, in the case of Corporate EBITDA, information utilized in the calculation of the financial covenants under our senior credit facilities. EBITDA, as used in this Annual Report, is defined as consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization. Corporate EBITDA differs from the term "EBITDA" as it is commonly used. Corporate EBITDA, as used in this Annual Report, means "EBITDA" as that term is defined under our senior credit facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully defined in the agreements governing our Senior Credit Facilities. The other items excluded in this calculation include, but are not limited to: non-cash expenses and charges; extraordinary, unusual or non-recurring gains or losses; gains or losses associated with the sale or write-down of assets not in the ordinary course of business; certain management fees paid to the Sponsors in 2006; and earnings to the extent of cash dividends or distributions paid from non-controlled affiliates. Further, the covenants in our senior credit facilities are calculated using Corporate EBITDA for the most recent four fiscal quarters as a whole. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or for any complete fiscal year.

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

Because other companies may calculate EBITDA and Corporate EBITDA differently than we do, EBITDA may not be, and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  Corporate EBITDA as presented in this Annual Report is not, comparable to similarly titled measures reported by other companies.

  Borrowings under our Senior Credit Facilities are a key source of our liquidity. Our ability to borrow under these Senior Credit Facilities depends upon, among other things, the maintenance of a sufficient borrowing base and compliance with the financial ratio covenants based on Corporate EBITDA set forth in the credit agreements for our senior credit facilities. Our senior term loan facility requires us to maintain a specified consolidated leverage ratio and consolidated interest expense coverage ratio based on Corporate EBITDA, while our senior asset-based loan facility requires that a specified consolidated leverage ratio and consolidated fixed charge coverage ratio be maintained for periods during which there is less than $200 million of available borrowing capacity under the senior asset-based loan facility. These financial covenants became applicable to us beginning September 30, 2006, reflecting the four quarter period ending thereon. Failure to comply with these financial ratio covenants would result in a default under the credit agreements for our Senior Credit Facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the senior credit facilities. As of December 31, 2008, we performed the calculations associated with the above noted financial covenants and determined that we are in compliance with such covenants.

  As of December 31, 2008, we had an aggregate principal amount outstanding of $1,372.2 million pursuant to our senior term loan facility and no amounts outstanding of our senior asset-based loan facility, respectively. As of December 31, 2008, Hertz is required under the senior term loan facility to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated interest expense coverage ratio of not less than 2.00:1. In addition, under our senior asset-based loan facility, if there is less than $200 million of available borrowing capacity under that facility as of December 31, 2008, Hertz is required to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the senior term loan facility, as of December 31, 2008, we had a consolidated leverage ratio of 3.71:1 and a consolidated interest expense coverage ratio of 2.90:1. Since we have maintained sufficient borrowing capacity under our senior asset-based loan facility as of December 31, 2008, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our Senior Credit Facilities, see Note 3 of the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." In addition to the borrowings under our senior credit facilities, we have a significant amount of additional debt outstanding. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness."

The following table reconciles net income (loss) to Corporate EBITDA for the years ended December 31, 2008, 2007 and 2006 (in millions of dollars):

	Years ended December 31,
	2008	2007	2006
Net income (loss)(1)	$(1,206.5)	$266.8	$140.3
Depreciation and amortization(2)	2,433.3	2,243.1	2,016.1
Interest, net of interest income(3)	845.7	875.8	860.7
Provision (benefit) for taxes on income	(197.7)	102.3	83.7

EBITDA(4)	1,874.8	3,488.0	3,100.8
Adjustments:
Car rental fleet interest	(450.7)	(427.8)	(400.0)
Car rental fleet depreciation	(1,843.8)	(1,695.4)	(1,479.6)
Non-cash expenses and charges(5)	113.0	102.2	130.6
Extraordinary, unusual or non-recurring gains or losses(6)	1,406.8	74.9	23.8
Sponsors' fees	—	—	3.2

Corporate EBITDA	$1,100.1	$1,541.9	$1,378.8

(1)For the years ended December 31, 2008, 2007 and 2006, includes corporate minority interest of $20.8 million, $19.7 million and $16.7 million, respectively.

(2)For the years ended December 31, 2008, 2007 and 2006, depreciation and amortization was $2,003.7 million, $1,856.6 million and $1,659.8 million, respectively, in our car rental segment and $423.6 million, $380.6 million and $350.3 million, respectively, in our equipment rental segment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(3)For the years ended December 31, 2008, 2007 and 2006, interest, net of interest income was $444.8 million, $436.8 million and $424.1 million, respectively, in our car rental segment and $109.5 million, $146.3 million and $140.0 million, respectively, in our equipment rental segment.

(4)The following table reconciles net cash provided by operating activities to EBITDA for the years ended December 31, 2008, 2007 and 2006 (in millions of dollars):

	Years ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$2,096.4	$3,093.6	$2,637.6
Amortization and write-off of debt costs and debt modification costs	(88.1)	(85.3)	(99.5)
Stock-based employee compensation charges	(28.0)	(32.9)	(27.2)
Unrealized gain (loss) on derivatives	(12.0)	3.9	(2.5)
Gain (loss) on ineffectiveness of interest rate swaps	(11.8)	(20.4)	1.0
Unrealized transaction loss on Euro-denominated debt	—	—	(19.2)
Provision for losses on doubtful accounts	(31.1)	(13.9)	(17.1)
Asset writedowns	(93.2)	—	—
Minority interest	(20.8)	(19.7)	(16.7)
Deferred taxes on income	235.9	(59.5)	(46.1)
Gain on sale of property and equipment	9.6	24.8	9.7
Impairment charges	(1,168.9)	—	—
Provision (benefit) for taxes on income	(197.7)	102.3	83.7
Interest expense, net of interest income	845.7	875.8	860.7
Net changes in assets and liabilities	338.8	(380.7)	(263.6)

EBITDA	$1,874.8	$3,488.0	$3,100.8

(5)For the years ended December 31, 2008, 2007 and 2006, non-cash expenses and charges were $83.0 million, $60.4 million and $75.5 million, respectively, in our car rental segment and $0.0 million, $2.7 million and $(0.4) million, respectively, in our equipment rental segment.
As defined in the credit agreements governing our Senior Credit Facilities, Corporate EBITDA excludes the impact of certain non-cash expenses and charges. The adjustments reflect the following (in millions of dollars):

	Years ended December 31,
	2008	2007	2006
Non-cash amortization and write off of debt costs included in car rental fleet interest	$71.0	$64.4	$71.6
Corporate non-cash stock-based employee compensation charges	28.0	26.8	27.2
Corporate non-cash charges for workers' compensation	—	2.6	1.0
Corporate non-cash charges for pension	2.0	12.2	9.1
Unrealized (gain) loss on derivatives	12.0	(3.8)	2.5
Unrealized transaction loss on Euro-denominated debt	—	—	19.2

Total	$113.0	$102.2	$130.6

(6)For the years ended December 31, 2008, 2007 and 2006, extraordinary, unusual or non-recurring gains or losses or charges or credits were $551.1 million, $38.7 million and $0.0 million, respectively, in our car rental segment and $832.2 million, $(4.0) million and $0.0 million, respectively, in our equipment rental segment.
As defined in the credit agreements governing our Senior Credit Facilities, Corporate EBITDA excludes the impact of

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

extraordinary, unusual or non-recurring gains or losses or charges or credits. The adjustments reflect the following (in millions of dollars):

	Years ended December 31,
	2008	2007	2006
Restructuring costs	$216.2	$96.4	$—
Restructuring related charges	26.3	—	—
Vacation accrual adjustment	—	(36.5)	—
Sponsor fee termination costs	—	—	15.0
Impairment charges	1,168.9	—	—
Realized gains on derivatives	(9.8)	—	—
Management transition costs	5.2	15.0	9.8
Gain on sale of swap derivatives	—	—	(1.0)

Total	$1,406.8	$74.9	$23.8

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Revenues

	Years Ended December 31,
	2008	2007	$ Change	% Change
Revenues
Car rental	$6,730.4	$6,800.7	$(70.3)	(1.0)%
Equipment rental	1,657.3	1,755.3	(98.0)	(5.6)%
Other	137.4	129.6	7.8	6.0%

Total revenues	$8,525.1	$8,685.6	$(160.5)	(1.8)%

Total revenues decreased 1.8% for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Revenues from our car rental operations decreased 1.0%, primarily as a result of lower RPD described below, a 1.1% decrease in car rental transaction days worldwide and a decrease in airport concession recovery fees of $10.4 million, partly offset by the effects of foreign currency translation of approximately $119.3 million and an increase in refueling fees of $31.9 million.

RPD for worldwide car rental for the year ended December 31, 2008 declined 2.3% from 2007, due to declines in U.S. and International RPD of 2.0% and 3.5%, respectively. U.S. airport RPD decreased 1.9% and U.S. off-airport RPD declined by 1.0%. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at lower RPD. Increasing our penetration in these sectors is consistent with our long term strategy to generate profitable growth.

Revenues from our equipment rental operations decreased 5.6%, primarily due to a 6.1% decrease in equipment rental volume and a 1.4% decline in pricing, partly offset by the effects of foreign currency translation of approximately $19.6 million.

Revenues from all other sources increased 6.0%, primarily due to increases in international car leasing revenues of $4.6 million and car rental licensee revenues of $4.2 million, including the effects of foreign currency translation of approximately $2.1 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Expenses

	Years Ended December 31,
	2008	2007	$ Change	% Change
Expenses:
Direct operating	$4,930.0	$4,644.1	$285.9	6.2%
Depreciation of revenue earning equipment	2,194.2	2,003.4	190.8	9.5%
Selling, general and administrative	769.7	773.5	(3.8)	(0.5)%
Interest, net of interest income	845.7	875.8	(30.1)	(3.4)%
Impairment charges	1,168.9	—	1,168.9	100.0%

Total expenses	$9,908.5	$8,296.8	$1,611.7	19.4%

Total expenses increased 19.4%, and total expenses as a percentage of revenues increased from 95.5% for the year ended December 31, 2007 to 116.2% for the year ended December 31, 2008.

Direct operating expenses increased 6.2% as a result of increases in other direct operating expenses and fleet related expenses, partly offset by a decrease in personnel related expenses.

  Other direct operating expenses increased $222.2 million, or 11.5%. The increase was primarily related to increases in restructuring and restructuring related charges of $144.6 million, facility expenses of $46.6 million, customer service costs of $14.6 million, commission fees of $14.0 million and concession fees in our car rental operations of $10.7 million, including the effects of foreign currency translation of approximately $29.9 million.

  Fleet related expenses increased $113.0 million, or 10.3%. The increase was primarily related to increases in gasoline costs of $64.2 million and vehicle damage and maintenance costs of $57.4 million, including the effects of foreign currency translation of approximately $27.5 million.

  Personnel related expenses decreased by $49.3 million, or 3.1%. The decrease was primarily related to decreases in U.S. wages of $47.0 million, management incentive compensation costs of $26.4 million and information technology costs of $10.1 million, partly offset by increases in international wages and benefits of $24.4 million primarily related to the effects of foreign currency of approximately $20.9 million and an increase in U.S. benefits of $16.5 million primarily relating to the decrease in the employee vacation accrual resulting from a change in our U.S. vacation policy in 2007.

Depreciation of revenue earning equipment for our car rental operations of $1,843.8 million for the year ended December 31, 2008 increased 8.8% from $1,695.4 million for the year ended December 31, 2007. The increase was primarily due to a $36.6 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles, lower net proceeds received in excess of book value on the disposal of used vehicles and the effects of foreign currency translation of approximately $21.3 million. Depreciation of revenue earning equipment in our equipment rental operations of $350.4 million for the year ended December 31, 2008 increased 13.8% from $308.0 million for the year ended December 31, 2007. The increase was primarily due to lower net proceeds received in excess of book value on the disposal of used equipment, a 1.8% increase in the average acquisition cost of rental equipment operated during the period and the effects of foreign currency translation of approximately $4.4 million, partly offset by a $3.9 million net decrease in depreciation in certain of our equipment rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of equipment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses decreased 0.5%, primarily due to a decrease in advertising and sales promotion expenses, partly offset by the effects of foreign currency translation of approximately $76.1 million and an increase in administrative expenses. Advertising expenses decreased $10.1 million, or 5.9%, primarily due to decreased media advertising, partly offset by the effects of foreign currency translation of approximately $6.4 million. Sales promotion expenses decreased $5.7 million, or 3.4%, primarily related to a decrease in sales commissions. Administrative expenses increased $12.0 million, or 2.8%, primarily due to increases in employee relations and purchasing costs totaling $12.4 million, consultant fees of $9.1 million and an increase in the losses on our HIL swaptions of $6.2 million, as well as the effects of foreign currency translation of approximately $68.8 million, partly offset by a decrease in management incentive compensation costs of $24.8 million.

Interest expense, net of interest income, decreased 3.4%, primarily due to a decrease in the weighted average interest rate on our borrowings, a decrease in the weighted average debt outstanding and a decrease in the ineffectiveness of our HVF swaps of $8.7 million, partly offset by a decrease in interest income of $16.5 million and the effects of foreign currency translation of approximately $5.0 million.

Impairment charges represent non-cash impairment charges incurred during the fourth quarter of 2008 relating to our goodwill, other intangible assets and property and equipment. See Notes 1 and 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment of $289.1 million decreased 52.2% from $605.0 million for the year ended December 31, 2007. The decrease was primarily due to lower RPD, the decrease in car rental transaction days worldwide, higher fleet related costs, increases in other operating costs and lower net proceeds received in excess of book value on the disposal of used vehicles. Adjustments to our car rental segment income before income taxes and minority interest on a GAAP basis for the years ended December 31, 2008 and 2007, totaled $674.4 million and $136.4 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues decreased from 8.7% in 2007 to 4.2% in 2008.

Adjusted pre-tax income for our equipment rental segment of $272.0 million decreased 27.2% from $373.8 million for the year ended December 31, 2007. The decrease was primarily due a decrease in volume and pricing, higher fleet related costs and lower net proceeds received in excess of book value on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes and minority interest on a GAAP basis for the years ended December 31, 2008 and 2007, totaled $901.3 million and $65.3 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 21.3% in 2007 to 16.4% in 2008.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(Provision) Benefit for Taxes on Income, Minority Interest and Net Income (Loss)

	Years Ended December 31,
	2008	2007	$ Change	% Change
Income (loss) before income taxes and minority interest	$(1,383.4)	$388.8	$(1,772.2)	(455.8)%
(Provision) benefit for taxes on income	197.7	(102.3)	300.0	293.1%
Minority interest	(20.8)	(19.7)	(1.1)	(5.6)%

Net income (loss)	$(1,206.5)	$266.8	$(1,473.3)	(552.2)%

The effective tax rate for the year ended December 31, 2008 decreased to 14.3% from 26.3% in the year ended December 31, 2007. The (provision) benefit for taxes on income decreased 293.1%, primarily due to tax benefits associated with an increase in the valuation allowance for losses in certain non-U.S. jurisdictions and the recording of a valuation allowance on certain U.S. deferred tax assets where management determined the likelihood exists the assets may not be realized as well as goodwill impairment charges, mentioned above, for which no benefit can be realized. See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Minority interest increased 5.6% primarily due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in 2008 as compared to 2007.

Net income decreased 552.2% primarily due to the impairment of our goodwill, other intangible assets and property and equipment, lower rental volume and pricing in our worldwide car and equipment rental operations, increased restructuring and restructuring related charges and higher fleet related costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income (loss) was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

Effects of Acquisition

The following table summarizes the purchase accounting effects of the Acquisition on our results of operations for the year ended December 31, 2008 (in millions of dollars):

Depreciation and amortization of tangible and intangible assets:
Other intangible assets	$61.2
Revenue earning equipment	22.7
Property and equipment	7.0
Accretion of revalued liabilities:
Discount on debt	4.4
Workers' compensation and public liability and property damage	5.5

$100.8

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Revenues

	Years Ended December 31,
	2007	2006	$ Change	% Change
Revenues
Car rental	$6,800.7	$6,273.6	$527.1	8.4%
Equipment rental	1,755.3	1,672.1	83.2	5.0%
Other	129.6	112.7	16.9	15.0%

Total revenues	$8,685.6	$8,058.4	$627.2	7.8%

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

Revenues from all other sources increased 15.0%, primarily due to an increase in car rental licensee revenue of $13.9 million.

Expenses

	Years Ended December 31,
	2007	2006	$ Change	% Change
Expenses:
Direct operating	$4,644.1	$4,476.0	$168.1	3.8%
Depreciation of revenue earning equipment	2,003.4	1,757.2	246.2	14.0%
Selling, general and administrative	773.5	723.8	49.7	6.9%
Interest, net of interest income	875.8	860.7	15.1	1.8%

Total expenses	$8,296.8	$7,817.7	$479.1	6.1%

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment of $605.0 million increased 28.1% from $472.3 million for the year ended December 31, 2006. The increase was primarily due to transaction day improvement and lower total expenses as a percentage of revenues. Adjustments to our car rental segment income before income taxes and minority interest on a GAAP basis for the years ended December 31, 2007 and 2006, totaled $136.4 million and $98.8 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues increased from 7.4% in 2006 to 8.7% in 2007.

Adjusted pre-tax income for our equipment rental segment of $373.8 million increased 8.2% from $345.5 million for the year ended December 31, 2006. The increase was primarily due to increased rental volumes and lower total expenses as a percentage of revenues. Adjustments to our equipment rental segment income before income taxes and minority interest on a GAAP basis for the years ended December 31, 2007 and 2006, totaled $65.3 million and $76.0 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues increased from 20.7% in 2006 to 21.3% in 2007.

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

Provision for Taxes on Income, Minority Interest and Net Income

	Years Ended December 31,
	2007	2006	$ Change	% Change
Income before income taxes and minority interest	$388.8	$240.7	$148.1	61.5%
Provision for taxes on income	(102.3)	(83.7)	(18.6)	22.2%
Minority interest	(19.7)	(16.7)	(3.0)	17.8%

Net income	$266.8	$140.3	$126.5	90.2%

The provision for taxes on income increased 22.2%, primarily due to an increase in income before income taxes and minority interest. The effective tax rate for 2007 decreased to 26.3% from 34.8% in 2006, primarily due to a net reduction in the global valuation allowance and a reduction to the net deferred tax liability attributable to decreases in statutory income tax rates in various jurisdictions. See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Minority interest increased 17.8% primarily due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in 2007 as compared to 2006.

Net income increased 90.2% primarily due to higher rental volume in our worldwide car and equipment rental operations, partly offset by higher fleet costs, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on net income was mitigated by the fact that not only international revenues but also most international expenses were incurred in local currencies.

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

$101.3

Liquidity and Capital Resources

As of December 31, 2008, we had cash and equivalents of $594.0 million, a decrease of $135.7 million from December 31, 2007. As of December 31, 2008, we had $731.4 million of restricted cash to be used for the purchase of revenue earning vehicles and other specified uses under our Fleet Financing facilities (defined below), our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. The increase in restricted cash of $70.3 million from December 31, 2007 to December 31, 2008, primarily related to the timing of purchases and sales of revenue earning vehicles.

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the year ended December 31, 2008 was $2,096.4 million, a decrease of $997.2 million from the year ended December 31, 2007. The decrease was primarily due to the current year net loss and decreases in the year-over-year changes in receivables and accounts payable, partly offset by an increase in depreciation of revenue earning equipment.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. In addition, we and our affiliates may from time to time repurchase or otherwise retire debt of our subsidiaries and take other steps to reduce such debt or otherwise improve our balance sheet. These actions may include open market repurchases, negotiated repurchases and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of such debt from time to time, our cash position and other considerations. Net cash used in investing activities during the year ended December 31, 2008 was $1,459.6 million, a decrease of $884.0 million from the year ended December 31, 2007. The decrease is primarily due to a decrease in revenue earning equipment expenditures, partly offset by a decrease in proceeds from the disposal of revenue earning equipment. For the year ended December 31, 2008, our expenditures for revenue earning equipment were $10,024.2 million, partially offset by proceeds from the disposal of such equipment of $8,846.1 million. These assets are purchased by us in accordance with the terms of programs negotiated with the car and equipment manufacturers.

For the year ended December 31, 2008, our capital expenditures for property and non-revenue earning equipment were $178.7 million and our proceeds from the disposal of such equipment were $40.4 million. For the year ended December 31, 2008, net expenditures for revenue earning equipment decreased as compared to 2007. This decrease was due to a decrease in year-over-year expenditures for revenue earning equipment, partly offset by a year-over-year decrease in disposal proceeds relating

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to revenue earning equipment. For the year ended December 31, 2008, net expenditures for property and equipment were higher than our net expenditures in 2007 relating to a decrease in disposal proceeds, partly offset by a decrease in year-over-year expenditures. For the full year 2009, we expect the level of net expenditures for revenue earning equipment, property and non-revenue earning equipment to be lower than the full year 2008. See "—Capital Expenditures" below.

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

We are highly leveraged and a substantial portion of our liquidity needs arises from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures. Based on December 31, 2008 availability and our 2009 business plan, we believe we have sufficient liquidity in our existing fleet facilities to meet our 2009 debt maturities. We are beginning discussions with banks and lenders to review refinancing options for the indebtedness maturing in 2010. The agreements governing our indebtedness require us to comply with two key covenants based on a consolidated leverage ratio and a consolidated interest expense coverage ratio. These covenants are described further in "Results of Operations" and Note 3 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplemental Data." Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments.

In response to the economic downturn, in 2008 we implemented aggressive strategic actions to reduce costs and improve liquidity. These actions included reducing wage and benefit costs through significant headcount reductions, accelerating fleet deletions and delaying additions to right-size the fleet to current demand levels and rationalizing our location footprint by closing a number of locations. We have developed additional plans for 2009 in an effort to mitigate the impact of continued revenue declines on our results of operations, including further reducing costs through the recently announced additional headcount reductions, continuing to right-size our car and equipment rental fleet in response to the economic conditions, continued reengineering of our processes to reduce costs, increasing pricing and continuing to reduce the cost of acquiring our car and equipment rental fleet, among other actions.

We believe these actions will enhance our liquidity going forward. As of December 31, 2008, we had approximately $4.8 billion of liquidity, comprised of $0.6 billion in unrestricted cash, $1.3 billion in unfunded corporate debt capacity and $2.9 billion in unfunded fleet debt capacity. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our Fleet Debt, the amount that we had available for immediate use as of December 31, 2008 under our Senior ABL Facility was $1.3 billion and we had $0.2 billion of over-enhancement that was available under our Fleet Debt, as well as the $0.6 billion in unrestricted cash. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2008, we had approximately $10,972.3 million of total indebtedness outstanding. Cash paid for interest during the year ended December 31, 2008, was $764.5 million, net of amounts capitalized.

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use this specified price or guaranteed depreciation rate to calculate our asset-backed financing capacity. If any manufacturer of our cars fails to fulfill its repurchase or guaranteed depreciation obligations, due to bankruptcy or otherwise, our asset-backed financing capacity could be decreased, or we may be required to materially increase the enhancement levels regarding the fleet vehicles provided by such bankrupt manufacturer under certain of our Fleet Financing Facilities. For a discussion of risks related to the repurchase of program cars from us or the guarantee of the depreciation rate of program cars by the manufacturers of our cars, see "Item 1A—Risk Factors—Risks Related to Our Business—We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs." In addition for a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors—Risks Related to Our Business—We could be harmed by a further decline in the results of operations or financial condition of the manufacturers of our cars." and "Risks Related to Our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. For further information concerning our asset-backed financing programs, see "Financing" below. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control. In the past several years, Ford and General Motors, which are the principal suppliers of cars to us on both a program and non-program basis, have experienced deterioration in their operating results and significant declines in their credit ratings. In the fall of 2008, Ford and General Motors approached the U.S. Congress to request assistance from the federal government in order to fund their continuing operations. Subsequent to that request, the federal government has provided some assistance to General Motors. In addition, General Motors has presented its reorganization plan to the U.S. government, requesting additional funds. While Ford has publicly stated that it does not intend to seek such assistance, there can be no assurance that it will not do so in the future. If the federal government does not provide such assistance, one or both of these manufacturers could commence bankruptcy reorganization proceedings.

In the event of a bankruptcy of a car manufacturer, including Ford or General Motors, our liquidity would be impacted by several factors including reductions in fleet residual values, as discussed above, and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, under the current terms of our asset-backed financing facilities, we may be required to materially increase the enhancement levels regarding the fleet vehicles provided by such bankrupt manufacturer. If we were required to provide this additional enhancement, we would use a combination of our available cash, our availability under our Senior ABL Facility or any existing over-enhancement that we may then have under our Fleet Financing Facilities, which, in the case of Ford or General Motors would have a material impact on our liquidity. For a detailed description of the amounts we have available under our Senior ABL Facility and our Fleet Financing Facilities, see Note 3 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplemental Data." For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Related to Our Business—We could be harmed by a further decline in the results of operations or financial condition of the manufacturers of our cars." and "Risks Related to Our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under the Senior ABL Facility, the U.S. ABS Program, the International Fleet Debt facilities, the International ABS Fleet Financing Facility, the fleet financing facilities relating to our car rental fleets in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands; Brazil; Canada; Belgium; and our U.K. leveraged financing facility. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under the Senior Credit Facilities, and substantially all of our other assets outside the United States are (with certain limited exceptions) subject to liens in favor of our lenders under the International Fleet Debt facilities, the International ABS Fleet Financing Facility or (in the case of our Canadian equipment rental business) the Senior ABL Facility. None of such assets will be available to satisfy the claims of our general creditors.

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt (in millions of dollars) are as follows: 2009, $3,637.7 (including $2,612.2 of other short-term borrowings); 2010, $2,961.4; 2011, $123.7; 2012, $176.2; 2013, $1,372.3; after 2013, $2,762.6. For a discussion of these maturities, see "Contractual Obligations." The approximately $2.6 billion of short-term borrowings included in the 2009 maturity are revolving in nature and do not permanently expire in 2009. As a result of strategic cost reduction actions taken in 2008 and planned for 2009, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next year and beyond. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Recent turmoil in the credit markets and the financial instability of insurance companies providing financial guarantees for asset-backed securities has reduced the availability of debt financing, which may result in increases in the interest rates at which lenders are willing to make debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of risks related to our substantial indebtedness, see "Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness."

Our U.S. fleet debt in the amount of approximately $4.1 billion at December 31, 2008 is guaranteed by third party insurance companies, MBIA Insurance Corporation, or "MBIA" and Ambac Assurance Corporation, or "Ambac". MBIA and Ambac are facing financial instability and have been downgraded and are on review for further credit downgrade or under developing outlook by one or more credit agencies. An event of bankruptcy with respect to MBIA or Ambac would result in an amortization event under the portion of the debt guaranteed by the affected insurer. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders. Based on current information we do not currently believe that there is a near-term risk of bankruptcy of MBIA or Ambac, nor do we expect the noteholders to exercise their liquidation right in the event of a bankruptcy. However, in the event of a bankruptcy of either MBIA or Ambac and subsequent vote by the noteholders to liquidate that portion of our fleet, we would expect to use the portion of our $825 million asset-backed facility that is not insured by MBIA or Ambac that is then available, together with our corporate liquidity and possibly other funding

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sources, including car and equipment sales, to repay the affected series of notes. For a discussion of risks related to the financial instability of MBIA or Ambac, see "Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness—The third-party insurance companies that provide credit enhancements in the form of financial guarantees of U.S. Fleet Debt could face financial instability due to factors beyond our control."

Certain events, such as a bankruptcy of one of the third-party insurance companies providing financial guarantees with respect to our asset-backed notes or a manufacturer of a significant number of cars in our fleet, or a continuing deterioration in the economic environment could lead to a deterioration in our financial condition and liquidity position. In addition, although we believe it unlikely, in the case of the bankruptcy of a combination of General Motors, Ford, MBIA or Ambac, if our available cash and other funding sources were not sufficient to satisfy the consequences as described in Note 1 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplemental Data", we would be required to renegotiate with our lenders or raise additional funds and there is no assurance that we would be successful in such renegotiation or the raising of such funds."

Financing

Senior Credit Facilities

Senior Term Facility.    In connection with the Acquisition, Hertz entered into a credit agreement, dated December 21, 2005, with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consisted of a $2,000.0 million secured term loan facility (which was decreased in February 2007 to $1,400.0 million) providing for loans denominated in U.S. dollars, which included a delayed draw facility of $293.0 million (which was utilized in 2006). In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility and $182.2 million in letters of credit. As of December 31, 2008, we had $1,353.6 million in borrowings outstanding under this facility, which is net of a discount of $18.6 million and had issued $226.2 million in letters of credit. The term loan facility and the synthetic letter of credit facility will mature in December 2012. The term loan amortizes in nominal quarterly installments (not exceeding one percent of the aggregate principal amount thereof per annum) until the maturity date. At the borrower's election, the interest rates per annum applicable to the loans under the Senior Term Facility are based on a fluctuating rate of interest measured by reference to either (1) an adjusted LIBOR plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. In addition, the borrower pays letter of credit participation fees on the full amount of the synthetic letter of credit facility plus fronting fees for the letter of credit issuing banks and other customary fees in respect of the Senior Term Facility.

Senior ABL Facility.    Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz entered into a credit agreement, dated December 21, 2005, with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million (which was increased in February 2007 to $1,800.0 million) under a revolving loan facility providing for loans denominated in U.S. dollars, Canadian dollars, euros and pounds sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. On the Closing Date, Hertz

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

borrowed $206 million under this facility and Matthews Equipment Limited, or "Matthews," one of our Canadian subsidiaries, borrowed CAD$225 million under this facility, in each case to finance a portion of the Transactions. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews and its subsidiaries Western Shut-Down (1995) Ltd. and Hertz Canada Equipment Rental Partnership are the Canadian borrowers under the Senior ABL Facility. At December 31, 2008, net of a discount of $13.3 million, Hertz and Matthews collectively had no borrowings outstanding under this facility and issued $115.2 million in letters of credit. The Senior ABL Facility will mature in February 2012. At the borrower's election, the interest rates per annum applicable to the loans under the Senior ABL Facility will be based on a fluctuating rate of interest measured by reference to either (1) adjusted LIBOR plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. The borrower will pay customary commitment and other fees in respect of the Senior ABL Facility.

Our obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., our immediate parent and most of our direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt facility and similar special purpose financings), though HERC does not guarantee our obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and certain other secured fleet financing). Consequently, these assets will not be available to satisfy the claims of our general creditors.

The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrowers are subject to financial covenants, including a requirement to maintain a specified leverage ratio and a specified interest coverage ratio for specified periods. Also, under the Senior ABL Facility, if the borrowers fail to maintain a specified minimum level of borrowing capacity, they will then be subject to financial covenants under such facility, including a specified leverage ratio and a specified fixed charge coverage ratio of one to one. Failure to comply with the financial covenants under the Senior Credit Facilities would result in a default under the credit agreements governing the Senior Credit Facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the Senior Credit Facilities. As of December 31, 2008, Hertz was in compliance with such financial covenants. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and provide for customary events of default.

Restrictive covenants in the Senior Term Facility (as amended) permit cash dividends to be paid to Hertz Holdings (i) in an aggregate amount not to exceed the greater of a specified minimum amount and 1.0% of consolidated tangible assets less certain investments (which payments are deducted in determining the amount available as described in the next clause (ii)), (ii) in additional amounts up to a specified available amount determined by reference to, among other things, 50% of consolidated net income from October 1, 2005 to the end of the most recent fiscal quarter for which consolidated financial statements of Hertz are available (less certain investments) and (iii) in additional amounts, up to a specified amount of certain equity contributions made by Hertz Holdings to Hertz (less certain investments).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restrictive covenants in the Senior ABL Facility (as amended) permit cash dividends to be paid to Hertz Holdings in an aggregate amount, taken together with certain other investments, acquisitions and optional prepayments, not to exceed $100 million. Hertz may also pay additional cash dividends under the Senior ABL Facility, and in any amount, so long as (a) there is at least $250 million of availability under the facility after giving effect to the proposed dividend, (b) if certain other payments when taken together with the proposed dividend would exceed $50 million in a 30-day period, Hertz can demonstrate projected average availability in the following six-month period of $250 million or more, (c) (i) Hertz is in pro forma compliance with the consolidated leverage ratio and consolidated fixed charge coverage ratio set forth in the Senior ABL Facility or (ii) the amount of the proposed dividend does not exceed the sum of (x) 1.0% of consolidated tangible assets plus (y) a specified available amount determined by reference to, among other things, 50% of consolidated net income from October 1, 2005 to the end of the most recent fiscal quarter for which consolidated financial statements of Hertz are available (which amount is net of amounts paid under the foregoing clause (x)) plus (z) a specified amount of certain equity contributions made by Hertz Holdings to the borrowers under such facility and (d) no default exists or would result from such dividends.

On June 30, 2006, we entered into amendments to each of our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in these credit facilities to enter into certain sale and leaseback transactions, to pay cash dividends and make loans to Hertz Holdings that would, among other things, provide Hertz Holdings with cash for the payment of interest on Hertz Holdings' indebtedness (including, but not limited to, the Hertz Holdings Loan Facility) and, in the case of the amendment to the Senior Term Facility, to make investments. Our ability to pay cash dividends and make loans to Hertz Holdings remains subject to us meeting specified financial tests, as described above, as well as requirements imposed by applicable Delaware law. The amendment to the Senior Term Facility also permitted us to use proceeds of the $293 million Delayed Draw Term Loan to repay borrowings outstanding under the Senior ABL Facility, in addition to repaying certain of our other outstanding indebtedness. On May 15, 2006, we borrowed approximately $84.9 million under the Delayed Draw Term Loan and used the proceeds thereof to repay its 6.5% Senior Notes due 2006. We borrowed the remaining portion of the Delayed Draw Term Loan on July 10, 2006, and applied the proceeds thereof to repay borrowings outstanding under the Senior ABL Facility.

On February 9, 2007, we entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that we and our subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility. During the year ended December 31, 2007, we recorded an expense of $14.0 million, in our consolidated statement of operations, in "Interest, net of interest income," associated with the write-off of debt costs in connection with the amendment of the Senior Term Facility. Additionally, in February 2007, we permanently repaid a portion of the Senior Term Facility, bringing the maximum borrowings thereunder down from $2,000 million to $1,400 million.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

On May 23, 2007, the Senior ABL Facility and the Senior Term Facility were each amended to permit us and our subsidiaries to guarantee obligations in respect to the deferred purchase price of vehicles and all other obligations arising under vehicle supply agreements entered into by Fleetco (Espana), S.L., an entity created to own the Spanish rental car fleet in connection with the pending securitization of the rental car fleets in a number of European countries and Australia. Due to Spanish law considerations, Fleetco (Espana), S.L. is an "orphan" entity which is an indirect subsidiary of a charitable trust. The Senior Credit Facilities generally permit us and our subsidiaries to guarantee obligations of one another but not of unaffiliated entities, subject to certain exceptions.

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

As of December 31, 2008, $2,113.6 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our international operations. For the nine months ended September 30, 2006, we incurred unrealized exchange transaction losses of $19.2 million resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of December 31, 2008, $15.7 million of losses, which is net of tax of $12.6 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our consolidated balance sheet in "Accumulated other comprehensive income (loss)." The Senior Notes will mature in January 2014, and the Senior Subordinated Notes will mature in January 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Our obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

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

The restrictive covenants in the indentures governing the Senior Notes and the Senior Subordinated Notes permit Hertz to make loans, advances, dividends or distributions to Hertz Holdings in an amount determined by reference to, among other things, consolidated net income for the period from October 1, 2005 to the end of the most recently ended fiscal quarter for which consolidated financial statements of Hertz are available, so long as our consolidated coverage ratio remains greater than 2.00:1.00 after giving pro forma effect to such restricted payments. We are also permitted to make restricted payments to Hertz Holdings in an amount not exceeding the greater of a specified minimum amount and 1% of consolidated tangible assets (which payments are deducted in determining the amount available as described in the preceding sentence), and in an amount equal to certain equity contributions to us, in each case, less certain investments and other restricted payments.

On January 12, 2007, Hertz completed exchange offers for its outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

Fleet Financing Facilities

U.S. Fleet Debt.    In connection with the Acquisition, HVF entered into an amended and restated base indenture, dated as of December 21, 2005, with BNY Midwest Trust Company as trustee, or the "ABS Indenture," and a number of related supplements to the ABS Indenture, each dated as of December 21, 2005, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the "ABS Supplement." On the Closing Date, HVF, as issuer, issued approximately $4,300 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement, the net proceeds of which were used to finance the purchase of vehicles from related entities and the repayment or cancellation of existing debt. HVF also issued approximately $1,500 million of variable funding notes in two series, none of which were funded at closing. As of December 31, 2008, $3,683.3 million were outstanding in the form of these medium term notes and $430.2 million were outstanding in the form of variable funding notes.

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

The various series of U.S. Fleet Debt have either fixed or floating rates of interest. The interest rate per annum applicable to any floating rate notes (other than any variable funding asset-backed debt) is based on a fluctuating rate of interest measured by reference to one-month LIBOR plus a spread, although HVF intends to maintain hedging transactions so that it will not be required to pay a rate in excess of 4.87% per annum in order to receive the LIBOR amounts due from time to time on such floating rate notes. The interest rate per annum applicable to any variable funding asset-backed debt is either the blended average commercial paper rate, if funded through the commercial paper market, or if commercial paper

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

MBIA and Ambac provide credit enhancements in the form of financial guarantees for our U.S. Fleet Debt, with each providing guarantees for approximately half of the $4.1 billion in principal amount of the notes that was outstanding as of December 31, 2008 under our ABS Program. Under these arrangements, either MBIA or Ambac will guarantee the timely payment of interest on and ultimate payment of principal of such notes. An "event of bankruptcy" (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA or Ambac would constitute an "amortization event" under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event, we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility or series, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the affected facility or series, instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer "event of bankruptcy" could lead to consequences that have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us. See "Item 1A—Risk Factors—Risks Relating to Our Substantial Indebtedness—The third-party insurance companies that provide credit enhancements in the form of financial guarantees of U.S. Fleet Debt could face financial instability due to factors beyond our control."

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the HVF Swaps from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the HVF Swaps, which range from approximately 1 to 3 years. For the years ended December 31, 2008 and 2007, we recorded an expense of $27.6 million and $20.4 million, respectively, in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of the HVF Swaps. The ineffectiveness resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the HVF Swaps. The effective portion of the change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive income (loss)." As of December 31, 2008 and 2007, the balance reflected in "Accumulated other comprehensive income (loss)" was a loss of $89.6 million (net of tax of $57.4 million) and $45.6 million (net of tax of $29.0 million), respectively. As of December 31, 2008 and 2007, the fair value of the HVF Swaps was a liability of $134.5 million and $50.2 million, respectively, which is reflected in our consolidated balance sheet in "Other accrued liabilities." The fair value of the HVF Swaps was calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with the entrance into the HVF Swaps, we entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF Swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an "amortization event," the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps and is transferred to us. There was no payment associated with these differential swaps and their notional amounts are and will continue to be zero unless (1) there is an amortization event, which causes the amortization of the loan balance, or (2) the debt is prepaid.

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

Series 2008-1 Notes.    On September 12, 2008, HVF completed the closing of a new variable funding note facility referred to as the Series 2008-1 Notes. This series is not subject to any financial guarantee. The aggregate principal amount of such facility is not to exceed $825.0 million and such facility is available to HVF on a revolving basis, subject to borrowing base availability. The Series 2008-1 Notes were not funded on the closing date.

The Series 2008-1 Notes are secured primarily by, among other things, a pledge in (i) collateral owned by HVF, including substantially all of the U.S. car rental fleet that Hertz uses in its daily rental operations, a portion of which is subject to repurchase programs with vehicle manufacturers, (ii) the related manufacturer receivables, (iii) all rights of HVF under a lease agreement between us and HVF relating to such U.S. car rental fleet, and (iv) all monies on deposit from time to time in certain collection and cash collateral accounts and all proceeds thereof. The assets of HVF, including the U.S. car rental fleet owned by HVF, will not be available to satisfy the claims of our general creditors.

The expected final maturity date of the Series 2008-1 Notes is August 2010. The Series 2008-1 Notes bear interest at variable rates partially based upon their rating. The Series 2008-1 Notes are currently rated "A" by Standard & Poor's Ratings Services and "A3" by Moody's Investors Service.

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

HVF is subject to numerous restrictive covenants under the Indenture and related agreements, including restrictive covenants with respect to liens, indebtedness, benefit plans, mergers, disposition of assets,

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

acquisition of assets, dividends, officers' compensation, investments, agreements, the types of business it may conduct and other customary covenants for a bankruptcy-remote special purpose entity.

International Fleet Debt.    In connection with the Acquisition, Hertz International, Ltd., or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside North America), together with certain bankruptcy-remote special purpose entities (whether organized as HIL's subsidiaries or as non-affiliated "orphan" companies), or "SPEs," entered into revolving bridge loan facilities providing commitments to lend, in various currencies an aggregate amount equivalent to approximately $1,565.0 million (calculated as of December 31, 2008), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL's subsidiaries (all of which are organized outside North America) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL's subsidiaries organized outside North America or one or more SPEs, as the case may be. As of the closing date of the Acquisition, the foreign currency equivalent of $1,781 million of indebtedness under the International Fleet Debt facilities was issued and outstanding under these facilities. At closing, Hertz utilized the proceeds from these financings to finance a portion of the Transactions. As of December 31, 2008, the foreign currency equivalent of $1,027.1 million in borrowings was outstanding under these facilities, net of a $6.5 million discount. These facilities are referred to collectively as the "International Fleet Debt" facilities.

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

The interest rates per annum applicable to loans under the International Fleet Debt facilities are based on fluctuating rates of interest measured by reference to one-month LIBOR, Euro inter-bank offered rates, or "EURIBOR," or their equivalents for local currencies as appropriate (in the case of the Tranche A1 and A2 loans); relevant local currency base rates (in the case of Tranche B loans); or one-month EURIBOR (in the case of the Tranche C loans), in each case plus a borrowing margin. In addition, the borrowers under each of Tranche A1, Tranche A2, Tranche B and Tranche C of the International Fleet Debt facilities will pay fees on the unused commitments of the lenders under the applicable tranche, and other customary fees and expenses in respect of such facilities, and the Tranche A1 and A2 borrowing margins

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

are subject to increase if HIL does not repay borrowings thereunder within specified periods of time and upon the occurrence of other specified events.

The International Fleet Debt facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt facilities) that, among other things, limit or restrict the ability of our subsidiary, HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until such time as 50% of the commitments under the International Fleet Debt facilities as of the closing date of the Acquisition have been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL's ability to pay dividends to Hertz as of December 31, 2008, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities. As of December 31, 2008, there were $25.9 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million and were due to expire on June 5, 2008. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties. As of December 31, 2007, the fair value of the swaptions was €6.2 million (or $9.2 million), which is reflected in our consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the HIL swaptions was calculated using a discounted cash flow method and applying observable market data. During the year ended December 31, 2008, the fair value adjustments related to these swaptions were a loss of $5.0 million (unrealized loss on the new swaptions) and a loss of $2.2 million ($9.8 million realized gain on sale of the old swaptions and a net $12.0 million unrealized loss on the old and new swaptions), respectively, which were recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. During the years ended December 31, 2007 and 2006, the fair value adjustments related to these swaptions was a gain of $3.9 million and a loss of $2.5 million, respectively, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses.

On July 24, 2008, HIL, certain of its subsidiaries (all of which are organized outside the United States), Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein, entered into an amendment agreement, or the "Amendment Agreement," amending the revolving bridge loan facilities agreement, dated December 21, 2005 and amended as of March 21, 2007 and December 21, 2007 (as further amended by the Amendment Agreement, or the "SBFA"). The Amendment Agreement, which became effective on July 24, 2008, was entered into primarily for the purpose of (i) amending certain terms affecting the margins on the revolving bridge loan facilities established by the SBFA, and (ii) effecting certain technical and administrative changes to the terms of the facilities in connection with the launch of the International ABS Fleet Financing Facility described below.

For the year ended December 31, 2008, we recorded $30.0 million related to the write-off of deferred financing costs associated with those countries outside the United States as to which take-out asset-based facilities have not been entered into.

Fleet Financing Facility.    On September 29, 2006, Hertz and Puerto Ricancars, Inc., a Puerto Rican corporation and wholly-owned indirect subsidiary of Hertz, or "PR Cars," entered into a credit agreement to finance the acquisition of our and/or PR Cars' fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, dated as of September 29, 2006, or the "Fleet Financing Facility," with the several banks and other financial institutions from time to time party thereto as lenders, Gelco Corporation d.b.a. GE Fleet Services, or the "Fleet Financing Agent," as administrative agent, as collateral agent for collateral owned by us and as collateral agent for collateral owned by PR Cars. Affiliates of Merrill Lynch & Co. are lenders under the Fleet Financing Facility.

The Fleet Financing Facility provides (subject to availability under a borrowing base) a revolving credit facility of up to $275 million to us and PR Cars. On September 29, 2006, Hertz borrowed $124 million under this facility to refinance other debt. As of December 31, 2008, Hertz and PR Cars had $121.3 million (net of a $1.2 million discount) and $28.0 million, respectively, of borrowings outstanding under this facility. The borrowing base formula is subject to downward adjustment upon the occurrence of certain events and (in certain other instances) at the permitted discretion of the Fleet Financing Agent.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At the applicable borrower's election, the interest rates per annum applicable to the loans under the Fleet Financing Facility will be based on a fluctuating rate of interest measured by reference to either (1) LIBOR plus a borrowing margin of 125 basis points or (2) an alternate base rate of the prime rate plus a borrowing margin of 25 basis points. As of December 31, 2008, the average interest rate was 2.06% (LIBOR based).

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

Brazilian Fleet Financing Facility.    On April 4, 2007, our Brazilian subsidiary, Car Rental Systems Do Brasil Locacao De Veiculos Ltda., or "Hertz Brazil," entered into an agreement amending and restating its credit facility to, among other things, increase the facility to R$130 million (the equivalent of $55.7 million as of December 31, 2008), consisting of an R$70 million (or $30.0 million) term loan facility and an R$60 million (or $25.7 million) revolving credit facility (the "Brazilian Fleet Financing Facility"). The borrowing margin was reduced from 300 basis points over CDI (Brazil's interbank deposit rate) to 225 basis points over CDI. The amendment also increased the borrowing base advance rate from 80% to 85% of the value of the fleet. The credit facility is secured by Hertz Brazil's fleet of vehicles and backed by a $63.5 million Hertz guarantee. That guarantee is secured equally and ratably with borrowings under the Senior Term Facility. This facility will mature in December 2010. As of December 31, 2008, the foreign currency equivalent of $54.1 million in borrowings were outstanding under this facility.

Canadian Fleet Financing Facility.    On May 30, 2007, our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, entered into a Note Purchase Agreement with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian rental car fleet (the "Canadian Fleet Financing Facility"). The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAD$400 million (or $327.5 million). This facility matures in May 2012. As of December 31, 2008, the foreign currency equivalent of $111.6 million in borrowings were outstanding under this facility.

Belgian Fleet Financing Facility.    On June 21, 2007, our Belgian subsidiary, Hertz Belgium BVBA, entered into a secured revolving credit facility with varying facility limits of up to €27.4 million (or $38.2 million) maturing in December 2010 (the "Belgian Fleet Financing Facility"). The new facility refinanced the Belgian portion of the International Fleet Debt facilities. This facility is guaranteed by HIL and the fleet assets used in the Belgian operations are pledged as collateral for this debt. Interest is charged at a spread over the Euribor. This facility contains a number of covenants typical for this type of facility, including restrictions on additional indebtedness, creation of liens, engaging in mergers and change of business. As of December 31, 2008, the foreign currency equivalent of $31.2 million in borrowings were outstanding under this facility.

U.K. Leveraged Financing.    On December 21, 2007, our subsidiary in the United Kingdom, or the "U.K.," Hertz (U.K.) Limited, entered into an agreement for a sale and lease back facility with a financial institution in the U.K., under which we may sell and leaseback fleet up to the value of £175.0 million (or $255.9 million). The amount available under this facility increases over the term of the facility. The facility

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

is scheduled to mature in December 2013. This facility refinanced the U.K. portion of the International Fleet Debt facilities. This facility is guaranteed by HIL and pricing is based on current LIBOR. This facility contains covenants typical for this type of facility including restrictions on engaging in mergers and change of business, and includes requirements to meet on a quarterly basis certain ratios measuring utilization, interest coverage and net worth. As of December 31, 2008, the foreign currency equivalent of $167.8 million in borrowings were outstanding under this facility.

International ABS Fleet Financing Facility.    On July 24, 2008, HIL and certain of its subsidiaries entered into an agreement to amend the International Fleet Debt facility. This agreement, effective on July 24, 2008, reduced the borrowing margins on the Tranche A1 and Tranche A2 bridge loans of certain borrowers under the facility participating in the International ABS Fleet Financing Facility and provided an August 12, 2008 final maturity date for loans to HIL's Swiss subsidiary borrower. In August, we paid off the loan to HIL's Swiss subsidiary borrower and closed out the loan.

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

International Fleet Financing No. 1 B.V., the issuer of the fleet financing, or the "Issuer," is a special purpose entity incorporated as a Dutch B.V. under the laws of the Netherlands. Of the shares of the Issuer, 75% are held by a charitable trust and 25% are owned by Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of HIL.

The expected maturity date is in December 2010 (when the FleetCos' obligations to the Issuer are scheduled to come due). The maximum commitment under (i) the Euro-denominated portion is €632.0 million (the equivalent of $880.8 million as of December 31, 2008) and (ii) the Australian dollar-denominated portion is A$325 million (the equivalent of $223.7 million as of December 31, 2008). As of December 31, 2008, the foreign currency equivalent of $591.1 million in borrowings were outstanding under this facility.

Pre-Acquisition Debt

As of December 31, 2008, we had approximately $461.4 million (net of a $4.0 million discount), outstanding in pre-Acquisition promissory notes issued under three separate indentures at an average interest rate of 7.2%. These pre-Acquisition promissory notes currently have maturities ranging from 2009 to 2028.

We also had outstanding as of December 31, 2008 approximately $141.0 million in borrowings, net of a $0.6 million discount, consisting of pre-Acquisition ABS Notes with an average interest rate of 3.3%. These pre-Acquisition ABS Notes will mature in 2009. See "—U.S. Fleet Debt" for a discussion of the collateralization of the pre-Acquisition ABS Notes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Facilities

As of December 31, 2008, the following credit facilities were available for the use of Hertz and its subsidiaries:

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior Term Facility	$—	$—
Senior ABL Facility	1,669.8	1,321.4

Total Corporate Debt	1,669.8	1,321.4

Fleet Debt
U.S. Fleet Debt and Series 2008-1 Notes	1,609.8	79.9
International Fleet Debt	531.4	113.3
International ABS Fleet Financing Facility	326.8	11.5
Fleet Financing Facility	125.7	—
Brazilian Fleet Financing Facility	2.4	—
Canadian Fleet Financing Facility	211.6	—
Belgian Fleet Financing Facility	—	—
U.K. Leveraged Financing	88.1	—

Total Fleet Debt	2,895.8	204.7

Total	$4,565.6	$1,526.1

As of December 31, 2008, the Senior Term Facility had approximately $23.8 million available under the letter of credit facility and the Senior ABL Facility had $84.8 million available under the letter of credit facility sublimit.

Our liquidity as of December 31, 2008 was $4.8 billion, which consisted of $0.6 billion of cash, $1.3 billion of unused commitments under our Senior ABL Facility and $2.9 billion of unused commitments under our Fleet Financing Facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our Fleet Debt, the amount that we had available for immediate use as of December 31, 2008 under our Senior ABL Facility was $1.3 billion and we had $0.2 billion of over-enhancement that was available under our Fleet Debt. Accordingly, as of December 31, 2008 we had $2.1 billion ($0.6 billion in cash, $1.3 billion available under our Senior ABL Facility and $0.2 billion available under our various Fleet Debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control. See "Item 1A—Risk Factors—Risks Related to our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

As of December 31, 2008, substantially all of our assets were pledged under one or more of the facilities noted above. As of December 31, 2008 and 2007, accrued interest was $131.4 million and $138.3 million, respectively, which is reflected in our consolidated balance sheet in "Other accrued liabilities."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The following table details the contractual cash obligations for debt and related interest payable, operating leases and concession agreements, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or "FIN 48," liability and interest and other purchase obligations as of December 31, 2008 (in millions of dollars):

		Payments Due by Period
	Total	2009	2010 to 2011	2012 to 2013	After 2013	All Other
Debt(1)	$11,033.9	$3,637.7	$3,085.1	$1,548.5	$2,762.6	$—
Interest on debt(2)	2,793.9	736.5	1,035.5	619.0	402.9	—
Operating leases and concession agreements(3)	1,763.6	419.3	527.1	329.9	487.3	—
FIN 48 liability and interest(4)	23.2	—	—	—	—	23.2
Purchase obligations(5)	2,767.0	2,690.9	72.0	4.1	—	—

Total	$18,381.6	$7,484.4	$4,719.7	$2,501.5	$3,652.8	$23.2

(1)
Amounts represent aggregate debt obligations included in "Debt" in our consolidated balance sheet and include $2,612.2 million of other short-term borrowings. These amounts exclude estimated payments under interest rate swap agreements. See Note 3 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Our short-term borrowings as of December 31, 2008 include, among other items, the amounts outstanding under our Senior ABL Facility, International Fleet Debt facility, International ABS Fleet Financing Facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and our U.K. Leveraged Financing facility. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not permanently expire at the time of the short-term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short-term borrowings.

(2)
Amounts represent the estimated interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at December 31, 2008. The minimum non-cancelable obligations under the U.S. Fleet Debt, International Fleet Debt, Senior ABL Facility, International ABS Fleet Financing Facility and the Fleet Financing Facility matures between January and March 2009. While there was no requirement to do so, these obligations were subsequently renewed.

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

(4)
As of December 31, 2008, represents our FIN 48 liability and FIN 48 net accrued interest and penalties of $17.2 million and $6.0 million, respectively. We are unable to reasonably estimate the timing of FIN 48 liability and interest and penalty payments in individual years beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions. See Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8-Financial Statements and Supplementary Data."

(5)
Purchase obligations represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts, which state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations as of December 31, 2008, $2,637.0 million represent fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements. We do not regard our employment relationships with our employees as "agreements to purchase services" for these purposes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Expenditures

The table below shows revenue earning equipment and property and equipment capital expenditures and related disposal proceeds received by quarter for 2008, 2007 and 2006 (in millions of dollars):

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2008
First Quarter	$2,880.3	$(1,748.4)	$1,131.9	$40.8	$(11.7)	$29.1
Second Quarter	3,662.5	(2,103.0)	1,559.5	61.9	(17.5)	44.4
Third Quarter	2,094.4	(2,284.3)	(189.9)	46.8	(7.6)	39.2
Fourth Quarter	1,387.0	(2,710.4)	(1,323.4)	29.2	(3.6)	25.6

Total Year	$10,024.2	$(8,846.1)	$1,178.1	$178.7	$(40.4)	$138.3

2007
First Quarter	$3,333.2	$(2,243.2)	$1,090.0	$37.6	$(10.8)	$26.8
Second Quarter	3,817.6	(2,061.9)	1,755.7	59.7	(16.6)	43.1
Third Quarter	2,418.4	(2,268.9)	149.5	46.8	(25.8)	21.0
Fourth Quarter	1,772.9	(2,640.3)	(867.4)	51.9	(45.8)	6.1

Total Year	$11,342.1	$(9,214.3)	$2,127.8	$196.0	$(99.0)	$97.0

2006
First Quarter	$3,862.1	$(2,591.3)	$1,270.8	$64.7	$(20.6)	$44.1
Second Quarter	3,678.2	(2,308.2)	1,370.0	65.9	(9.9)	56.0
Third Quarter	1,814.5	(2,099.0)	(284.5)	50.5	(23.2)	27.3
Fourth Quarter	2,066.1	(2,556.5)	(490.4)	42.8	(20.2)	22.6

Total Year	$11,420.9	$(9,555.0)	$1,865.9	$223.9	$(73.9)	$150.0

Revenue earning equipment expenditures in our car rental operations were $9,747.4 million, $10,631.9 million and $10,545.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue earning equipment expenditures in our equipment rental operations were $276.8 million, $710.2 million and $875.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2008 decreased by 8.3% and 61.0%, respectively, compared to the year ended December 31, 2007. The decrease in our car rental revenue earning equipment expenditures was primarily due to lower rental volumes and pricing during the year ended December 31, 2008 as compared to the year ended December 31, 2007, which required us to maintain lower fleet levels. The decrease in our equipment rental operations revenue earning equipment expenditures is primarily due to reduced spending on earth moving equipment as a result of slowing non-residential construction growth and the aging of our equipment rental fleet during the year ended December 31, 2008 as compared to the year ended December 31, 2007. Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2007 increased by 0.8% and decreased by 18.9%, respectively, compared to the year ended December 31, 2006. The increase in our car rental revenue earning equipment expenditures is primarily due to higher rental volumes during the year ended December 31, 2007 as compared to the year ended December 31, 2006, which required us

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to maintain higher fleet levels. The decrease in our equipment rental operations revenue earning equipment expenditures is primarily due to reduced spending on earth moving equipment as a result of slowing non-residential construction growth and the aging of our equipment rental fleet during the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Property and equipment expenditures in our car rental operations were $128.9 million, $132.8 million and $166.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Property and equipment expenditures in our equipment rental operations were $40.9 million, $60.4 million and $54.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Property and equipment expenditures for all other activities were $8.9 million, $2.8 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Property and equipment expenditures in our car rental operations, equipment rental operations and for all other activities for the year ended December 31, 2008 decreased by 2.9% and 32.3% and increased by 217.9%, respectively, compared to the year ended December 31, 2007. Property and equipment expenditures in our car rental operations, equipment rental operations and for all other activities for the year ended December 31, 2007 decreased by 20.2%, increased by 11.0% and decreased by 9.7%, respectively, compared to the year ended December 31, 2006.

For the year ended December 31, 2008, net expenditures for revenue earning equipment decreased as compared to 2007. This decrease was due to a decrease in year-over-year expenditures for revenue earning equipment, partly offset by a year-over-year decrease in disposal proceeds relating to revenue earning equipment. For the year ended December 31, 2008, net expenditures for property and equipment were higher than our net expenditures in 2007 relating to a decrease in disposal proceeds, partly offset by a decrease in year-over-year expenditures.

For the year ended December 31, 2007, net expenditures for revenue earning equipment and property and equipment increased slightly as compared to 2006. This increase was due to a year-over-year decrease in disposal proceeds relating to revenue earning equipment, partly offset by decreases in year-over-year expenditures for both revenue earning equipment and property and equipment.

Off-Balance Sheet Commitments

As of December 31, 2008 and December 31, 2007, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

On the Closing Date, we entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2008 and 2007, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our consolidated balance sheet in "Other accrued liabilities" were $2.2 million and $2.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

In connection with the entrance into the HVF Swaps, we entered into seven differential swaps. These differential swaps were required to be put in place to protect the counterparties to the HVF Swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an amortization event, the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps, and is transferred to us.

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

On September 12, 2008, a supplement was signed to the Indenture, dated as of August 1, 2006, between HVF and the Bank of New York Mellon Trust Company, N.A. This supplement created the Series 2008-1 Notes for issuance by HVF. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF acquired an interest rate cap in an amount equal to the Series 2008-1 Notes maximum principal amount of $825.0 million with a strike rate of 7% and a term until August 15, 2011. HVF bought the cap on the date the supplement was signed for $0.4 million. In connection with this interest rate cap, Hertz sold an equal and opposite cap for $0.3 million. The fair value of these interest rate caps on December 31, 2008 were an asset of $0.3 million and a liability of $0.3 million. The

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

We have a significant amount of debt (including under our U.S. and International Fleet Debt facilities, other international fleet debt facilities, International ABS Fleet Financing Facility and Senior ABL Facility) with variable rates of interest based generally on LIBOR, EURIBOR or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of December 31, 2008, our net income would decrease by an estimated $21.0 million over a twelve-month period.

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities, the U.S. and International Fleet Debt and International ABS Fleet Financing Facility to provide protection in respect of such exposure.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of December 31, 2008, were approximately $0.5 million, and we limit counterparties to financial institutions that have strong credit ratings. As of December 31, 2008 and December 31, 2007, the fair value of all outstanding foreign currency options was approximately $0.5 million and $0.1 million, respectively, which was recorded in our consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign currency options was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations.

In connection with the Transactions, we issued €225 million of Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our international operations. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of December 31, 2008 and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

December 31, 2007, losses of $15.7 million (net of tax of $12.6 million) and $27.8 million (net of tax of $18.3 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our consolidated balance sheet in "Accumulated other comprehensive income (loss)."

Inflation

The increased cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs and gasoline. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Like-Kind Exchange Program

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in a material deferral of federal and state income taxes for fiscal 2007 and 2008. A like-kind exchange program for HERC has been in place for several years. We cannot, however, offer assurance that the expected tax deferral will be achieved or that the relevant law concerning the programs will remain in its current form. In addition, the benefit of deferral is subject to recapture, if, for example, there were a material downsizing of our fleet.

In September 2008, Bank of America announced it was acquiring Merrill Lynch & Co., the parent company of Merrill Lynch Global Private Equity. This transaction closed on January 1, 2009. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by Merrill Lynch Global Private Equity and certain of its affiliates. For U.S. income tax purposes the transaction, when combined with other unrelated transactions during the previous 36 months, may have resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, utilization of all pre-2009 U.S. net operating losses may be subject to an annual limitation. The limitation is not expected to result in a loss of net operating losses or have a material adverse impact on taxes.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." Our 2008 worldwide pre-tax pension expense was approximately $39.4 million, which is a decrease of $2.7 million from 2007. The decrease in expense compared to 2007 is primarily due to lower expense in the United Kingdom of $4.1 million and foreign exchange rate changes. To the extent that there are layoffs affecting a significant number of employees covered by any pension plan worldwide, 2009 expense could vary significantly because of further charges or credits.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of our U.S. qualified plan, in which most domestic employees participate, declined significantly as of December 31, 2008, compared with December 31, 2007 because asset values decreased due to a drop in the securities markets.

We review our pension assumptions regularly and from time to time make contributions beyond those legally required. A discretionary contribution of $1.5 million was made to our U.S. qualified plan in the

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

year ended December 31, 2008. No discretionary contributions were made to our U.S. qualified plan in the years ended December 31, 2007 and 2006. For the years ended December 31, 2008 and 2007, we contributed $36.8 million and 30.3 million, respectively, to our worldwide pension plans, including a discretionary contribution of $8.0 million and $5.2 million, respectively, to our U.K. defined benefit pension plan, and benefit payments made through unfunded plans. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, it is likely we will have to make cash contributions in 2009 and future years. The actual level of contributions is uncertain and is dependent upon a final valuation of the plan liabilities, which will be completed later in the year. In addition, under the Pension Protection Act of 2006, there are a number of choices in valuing assets and liabilities to determine the required level of funding that can produce a wide range of potential contributions. The level of future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics and funding regulations.

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

Other Postretirement Benefits

We provide limited postretirement health care and life insurance for employees of our domestic operations with hire dates prior to January 1, 1990. There are no plan assets associated with this plan. We provide for these postretirement costs through monthly accruals. The net periodic postretirement benefit gain for the year ended December 31, 2008 was $2.1 million and the accumulated benefit obligation as of December 31, 2008 was $12.9 million compared to a net periodic postretirement benefit cost of $0.7 million for the year ended December 31, 2007 and an accumulated benefit obligation of $13.2 million as of December 31, 2007.

Stock-Based Compensation

On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Stock Incentive Plan. The Stock Incentive Plan provides for the sale of shares of the common stock of Hertz Holdings to our executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings to those individuals. The non-cash stock-based compensation expense associated with Hertz Global Holdings, Inc. Stock Incentive Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

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

On August 15, 2006, certain newly-hired employees purchased an aggregate of 20,000 shares at a purchase price of $7.68 per share and were granted options to purchase 220,000 shares of Hertz Holdings' stock at an exercise price of $7.68 per share ($6.56 after adjustment for the special cash dividend paid on November 21, 2006). Also on August 15, 2006, in accordance with the terms of his employment agreement, Mr. Frissora purchased 1,056,338 shares of the common stock of Hertz Holdings at a price of $5.68 per share and was granted options to purchase 800,000 shares of common stock of Hertz Holdings at an exercise price of $7.68 per share ($6.56 after adjustment for the special cash dividend paid on November 21, 2006), 400,000 options at an exercise price of $10.68 per share ($9.56 after adjustment for the special cash dividend paid on November 21, 2006) and 400,000 options at an exercise price of $15.68 per share ($14.56 after adjustment for the special cash dividend paid on November 21, 2006). All of Mr. Frissora's options will vest 20% per year on the first five anniversaries of the date of commencement of his employment and will have a ten year term.

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

In May 2007, Hertz Holdings granted options to acquire 1,029,007 shares of Hertz Holdings' common stock to key executives, employees and non-management directors at exercise prices ranging from $20.55 to $21.87. In August 2007, Hertz Holdings granted options to acquire 510,000 shares of Hertz Holdings' common stock to certain executives, including an award to Mark P. Frissora, our Chief Executive Officer, at exercise prices ranging from $22.61 to $23.06. In November 2007, Hertz Holdings granted options to acquire 232,000 shares of Hertz Holdings' common stock to certain executives at exercise prices ranging from $17.14 to $21.22. These options are subject to and governed by the terms of the Stock Incentive Plan, and the Director Plan. We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R, "Share-Based Payment." The options are being accounted for as equity-classified awards.

In February 2008, Hertz Holdings granted options to acquire 2,481,440 shares of Hertz Holdings' common stock to key executives and employees at exercise prices ranging from $12.74 to $12.97 under the Stock Incentive Plan and the Director Plan. These options are subject to and governed by the terms of the Stock Incentive Plan and the Director Plan.

On February 28, 2008, the Board of Directors of Hertz and Hertz Holdings jointly adopted the Omnibus Plan, which was approved by Hertz Holdings' stockholders at the annual meeting of its stockholders

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

held on May 15, 2008. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors.

The Omnibus Plan provides that no further awards will be granted pursuant to the Stock Incentive Plan and the Director Plan, or the "Prior Plans." However, awards that had been previously granted pursuant to the Prior Plans will continue to be subject to and governed by the terms of the Prior Plans. As of December 31, 2008, there were 15.0 million shares of Hertz Holdings' common stock underlying awards outstanding under the Prior Plans. In addition, as of December 31, 2008, there were 2.4 million shares of the common stock of Hertz Holdings underlying awards outstanding under the Omnibus Plan.

In addition to the 17.4 million shares underlying outstanding awards as of December 31, 2008, Hertz Holdings had 15.3 million shares of its common stock available for issuance under the Omnibus Plan. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

Shares subject to any award granted under the Omnibus Plan that for any reason are canceled, terminated, forfeited, settled in cash or otherwise settled without the issuance of common stock after the effective date of the Omnibus Plan will generally be available for future grants, under the Omnibus Plan.

All stock options and stock appreciation rights granted under the Omnibus Plan will have a per-share exercise price of not less than the fair market value of one share of Hertz Holdings common stock on the grant date. Stock options and stock appreciation rights will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee of the Board of Directors of Hertz Holdings. No stock options or stock appreciation rights will be exercisable after ten years from the grant date. The compensation committee of the Board of Directors of Hertz Holdings may at its discretion accelerate the vesting of an option or stock appreciation right at any time. In addition, vesting of options and stock appreciation rights will be accelerated if Hertz Holdings experiences a change in control (as defined in the Omnibus Plan) unless options or stock appreciation rights with substantially equivalent terms and economic value are substituted for existing options and stock appreciation rights in place of accelerated vesting. Vesting of options and stock appreciation rights will also be accelerated in the event of an employee's death or disability (as defined in the Omnibus Plan). Upon a termination for cause (as defined in the Omnibus Plan), all options and stock appreciation rights held by the employee are immediately cancelled. Following a termination without cause, vested options and stock appreciation rights will generally remain exercisable through the earliest of the expiration of their term or 30 days following termination of employment (or one year in the case of death or disability).

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

Restricted stock and restricted stock units granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Omnibus Plan) specified by the compensation committee. Upon a termination of employment for any reason, any unvested restricted stock or restricted stock units of the employee will be canceled.

Each deferred stock unit granted under the Omnibus Plan represents the right to receive one share of Hertz Holdings' common stock on a specified future date. Generally, upon a participant's termination of employment other than for cause, Hertz Holdings will issue one share of its common stock to the participant for each deferred stock unit the participant then holds.

In May 2008, Hertz Holdings granted options to acquire 209,748 shares of Hertz Holdings' common stock to non-management directors or their assignees at an exercise price of $14.21 per share. These options are subject to and governed by the terms of the Omnibus Plan. See Note 14 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

In August 2008, Hertz Holdings granted options to acquire 861,300 shares of Hertz Holdings' common stock to key executives and employees at an exercise price of $8.61 per share under the Omnibus Plan.

In November 2008, Hertz Holdings granted options to acquire 43,000 shares of Hertz Holdings' common stock at an exercise price of $4.96 per share, and in December Hertz Holdings granted options to acquire 5,000 shares of Hertz Holdings common stock at an exercise price of $2.73 per share, to newly hired key executives and employees under the Omnibus Plan. Options granted to our and Hertz Holdings' employees and key executives in 2008 under the Omnibus Plan generally have the terms set forth in the Omnibus Plan, however, following a termination without cause, vested options remain exercisable through the earliest of the expiration of their term or 90 days following termination of employment other than for death or disability.

For the year ended December 31, 2008, we recognized compensation cost of approximately $27.8 million, ($17.1 million, net of tax) for options granted pursuant to our Prior Plans and the Omnibus Plan. As of December 31, 2008, there was approximately $64.5 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under our Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates.

On February 28, 2008, upon recommendation of the compensation committee of the Board of Directors of Hertz Holdings, the Board of Directors of Hertz Holdings adopted the Hertz Global Holdings, Inc. Employee Stock Purchase Plan, or the "ESPP," and the plan was approved by Hertz Holdings' stockholders on May 15, 2008. The ESPP is intended to be an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code.

The maximum number of shares that may be purchased under the ESPP is 3,000,000 shares Hertz Holdings' common stock, subject to adjustment in the case of any change in Hertz Holdings' shares, including by reason of a stock dividend, stock split, share combination, recapitalization, reorganization, merger, consolidation or change in corporate structure. As of December 31, 2008, the closing price of Hertz Holdings' common stock was $5.07.

An eligible employee may elect to participate in the ESPP each quarter (or other period established by the compensation committee of the Board of Directors of Hertz Holdings) through a payroll deduction. The maximum and minimum contributions that an eligible employee may make under all of our qualified

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

employee stock purchase plans, will be determined by the Committee, provided that no employee may be permitted to purchase stock with an aggregate fair market value greater than $25,000 per year. At the end of the offering period, the total amount of each employee's payroll deduction will be used to purchase shares of Hertz Holdings' common stock. The purchase price per share will be not less than 85% of the market price of Hertz Holdings' common stock on the date of purchase; the exact percentage for each offering period will be set in advance by the Compensation Committee of the Board of Directors of Hertz Holdings.

For the year ended December 31, 2008, we recognized compensation cost of approximately $0.1 million ($0.1 million, net of tax) for the amount of the discount on the stock purchased by our employees. Approximately 1,400 employees participated in the ESPP as of December 31, 2008.

In November, 2008 Hertz Holdings granted 525,000 Restricted Stock Units, or "RSUs," to key executives and employees at a fair value of $5.04 and 760,000 Performance Stock Units, or "PSUs," at fair values ranging from $4.70 to $5.04 including a grant of 215,000 PSUs to Mr. Frissora. RSUs granted in 2008 generally have the terms set forth in the Omnibus Plan, however in the event of an employee's death or disability (as defined in the Omnibus Plan), a pro rata portion of the RSUs that would have vested on the next anniversary of the grant date will vest and the remainder of the RSUs will be canceled.

Compensation expense for RSUs and PSUs is based on the grant date fair value, and is recognized ratably over the two year vesting period. The PSUs have an additional vesting condition. Half of each award of PSUs will vest on the first anniversary of the grant date if the consolidated leverage ratio covenants within our Senior Credit Facilities have not been violated during that twelve month period. Assuming the first half of the grant vests, the second half will vest on the second anniversary of the grant date. If the consolidated leverage ratio covenant is violated during the first twelve months, all PSUs will be forfeited.

For the year ended December 31, 2008, we recognized compensation cost of approximately $0.4 million ($0.2 million, net of tax) for RSUs and PSUs.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of The Hertz Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 4, 2009

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	December 31,
	2008	2007
ASSETS
Cash and equivalents	$593,997	$729,693
Restricted cash	731,373	661,025
Receivables, less allowance for doubtful accounts of $16,378 and $11,137	1,911,304	1,691,000
Inventories, at lower of cost or market	96,187	118,997
Prepaid expenses and other assets	286,710	317,589
Revenue earning equipment, at cost:
Cars	7,635,402	8,572,387
Less accumulated depreciation	(1,133,946)	(962,054)
Other equipment	2,708,254	3,108,799
Less accumulated depreciation	(518,172)	(411,272)

Total revenue earning equipment	8,691,538	10,307,860

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,033,098	1,022,438
Service equipment	751,925	685,579

	1,785,023	1,708,017
Less accumulated depreciation	(530,463)	(362,469)

Total property and equipment	1,254,560	1,345,548

Other intangible assets, net	2,621,586	3,123,467
Goodwill	264,061	959,993

Total assets	$16,451,316	$19,255,172

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
Accounts payable	$931,336	$1,064,878
Due to Hertz Affiliate	14,755	8,482
Accrued salaries and other compensation	437,340	424,310
Other accrued liabilities	700,506	603,544
Accrued taxes	128,352	127,715
Debt	10,972,297	11,960,126
Public liability and property damage	311,352	343,028
Deferred taxes on income	1,496,037	1,810,991

Total liabilities	14,991,975	16,343,074

Commitments and contingencies
Minority interest	17,664	21,028
Stockholder's equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional paid-in capital	2,381,684	2,353,911
Retained earnings (deficit)	(839,872)	366,652
Accumulated other comprehensive income (loss)	(100,135)	170,507

Total stockholder's equity	1,441,677	2,891,070

Total liabilities, minority interest and stockholder's equity	$16,451,316	$19,255,172

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

	Years ended December 31,
	2008	2007	2006
Revenues:
Car rental	$6,730,349	$6,800,657	$6,273,612
Equipment rental	1,657,277	1,755,330	1,672,093
Other	137,429	129,644	112,700

Total revenues	8,525,055	8,685,631	8,058,405

Expenses:
Direct operating	4,930,018	4,644,148	4,475,974
Depreciation of revenue earning equipment	2,194,164	2,003,360	1,757,202
Selling, general and administrative	769,639	773,473	723,829
Interest, net of interest income of $24,761, $41,213 and $42,303	845,729	875,794	860,671
Impairment charges	1,168,900	—	—

Total expenses	9,908,450	8,296,775	7,817,676

Income (loss) before income taxes and minority interest	(1,383,395)	388,856	240,729
(Provision) benefit for taxes on income	197,657	(102,341)	(83,727)
Minority interest	(20,786)	(19,690)	(16,714)

Net income (loss)	$(1,206,524)	$266,825	$140,288

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(In Thousands of Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at:
December 31, 2005	100	$—	$2,295,000	$(21,346)	$(7,472)	$2,266,182
Net income				140,288		140,288
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $5,023					7,621	7,621
Translation adjustment changes					95,023	95,023
Unrealized holding losses on securities, net of tax of $4					(30)	(30)
Unrealized loss on Euro-denominated debt, net of tax of $4,648					(7,066)	(7,066)
Minimum pension liability adjustment, net of tax of $9					14	14

Total Comprehensive Income						235,850

Stock-based employee compensation charges			25,452			25,452
Dividends paid to Hertz Holdings				(15,471)		(15,471)
Adjustment to initially apply FASB Statement No. 158, net of tax of $4,873 (revised)					6,438	6,438

December 31, 2006	100	—	2,320,452	103,471	94,528	2,518,451
Net income				266,825		266,825
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $31,294					(49,142)	(49,142)
Translation adjustment changes					126,279	126,279
Unrealized holding losses on securities, net of tax of $7					(51)	(51)
Unrealized loss on Euro-denominated debt, net of tax of $13,611					(20,729)	(20,729)
Defined benefit pension plans:
Prior service cost from plan curtailment					20	20
Amortization or settlement recognition of net loss					4,048	4,048
Net gain arising during the period					21,914	21,914
Income tax related to defined pension plans					(6,360)	(6,360)

Defined benefit pension plans, net					19,622	19,622

Total Comprehensive Income						342,804

Stock-based employee compensation charges			32,939			32,939
Cumulative effect of the adoption of FIN 48				(3,644)		(3,644)
Hertz Holdings common and phantom shares issued to Directors			520			520

December 31, 2007	100	—	2,353,911	366,652	170,507	2,891,070
Net loss				(1,206,524)		(1,206,524)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $28,429					(44,012)	(44,012)
Translation adjustment changes					(163,359)	(163,359)
Unrealized holding gains on securities, net of tax of $6					120	120
Unrealized gain on Euro-denominated debt, net of tax of $5,665					12,116	12,116
Defined benefit pension plans:
Amortization or settlement recognition of net loss					505	505
Net loss arising during the period					(114,279)	(114,279)
Income tax related to defined pension plans					38,267	38,267

Defined benefit pension plans, net					(75,507)	(75,507)

Total Comprehensive Loss						(1,477,166)

Stock-based employee compensation charges, net of tax of $643			27,380			27,380
Hertz Holdings common and phantom shares issued to Directors			393			393

December 31, 2008	100	$—	$2,381,684	$(839,872)	$(100,135)	$1,441,677

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,206,524)	$266,825	$140,288
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	2,194,164	2,003,360	1,757,202
Depreciation of property and equipment	172,848	177,113	197,230
Amortization of other intangible assets	66,282	62,594	61,614
Amortization and write-off of deferred financing costs	70,193	48,409	65,622
Amortization of debt discount	17,908	20,747	33,872
Debt modification costs	—	16,177	—
Stock-based employee compensation charges	28,023	32,939	27,179
Loss on revaluation of foreign denominated debt	—	—	19,233
Unrealized (gain) loss on derivatives	12,058	(3,925)	2,454
Loss (gain) on ineffectiveness of interest rate swaps	11,807	20,424	(1,034)
Provision for losses on doubtful accounts	31,068	13,874	17,132
Asset writedowns	93,211	—	—
Minority interest	20,786	19,690	16,714
Deferred taxes on income	(235,913)	59,513	46,087
Gain on sale of property and equipment	(9,602)	(24,807)	(9,743)
Impairment charges	1,168,900	—	—
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(329,884)	85,542	228,618
Inventories, prepaid expenses and other assets	17,934	733	(18,043)
Accounts payable	36,615	304,170	(4,708)
Accrued liabilities	(43,343)	(19,271)	85,013
Accrued taxes	(101)	10,866	(3,789)
Public liability and property damage	(20,068)	(1,405)	(23,381)

Net cash provided by operating activities	2,096,362	3,093,568	2,637,560

Cash flows from investing activities:
Net change in restricted cash	(71,836)	(105,856)	(260,212)
Revenue earning equipment expenditures	(10,024,175)	(11,342,095)	(11,420,898)
Proceeds from disposal of revenue earning equipment	8,846,094	9,214,266	9,555,025
Property and equipment expenditures	(178,674)	(196,001)	(223,943)
Proceeds from disposal of property and equipment	40,424	98,957	73,887
Acquisitions, net of cash acquired	(70,920)	(12,514)	—
Other investing activities	(488)	(362)	(2,016)

Net cash used in investing activities	(1,459,575)	(2,343,605)	(2,278,157)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	22,565	9,903	309,437
Repayment of long-term debt	(860,515)	(996,203)	(247,425)
Short-term borrowings:
Proceeds	396,679	695,000	747,469
Repayments	(374,333)	(695,000)	(901,123)
Ninety-day term or less, net	198,761	295,229	(465,595)
Distributions to minority interest	(24,150)	(13,475)	(10,830)
Dividends paid	—	—	(15,471)
Loan with Hertz affiliate	6,273	8,482	—
Payment of financing costs	(61,223)	(39,895)	(35,783)

Net cash used in financing activities	(695,943)	(735,959)	(619,321)

Effect of foreign exchange rate changes on cash and equivalents	(76,540)	43,858	87,841

Net change in cash and equivalents during the period	(135,696)	57,862	(172,077)
Cash and equivalents at beginning of period	729,693	671,831	843,908

Cash and equivalents at end of period	$593,997	$729,693	$671,831

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$764,539	$814,457	$646,998
Income taxes	33,408	28,293	33,645
Non-cash transactions excluded from cash flow presentation:
Revaluation of net assets to fair market value, net of tax	$—	$—	$75,459

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Background

The Hertz Corporation together with its subsidiaries are referred to herein as "we," "our" and "us." The Hertz Corporation is referred to herein as "Hertz," 100% of Hertz outstanding capital stock is owned by Hertz Investors, Inc. (previously CCMG Corporation), and 100% of Hertz Investors, Inc.'s capital stock is owned by Hertz Holdings (previously known as CCMG Holdings, Inc.).

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

On December 21, 2005, or the "Closing Date," investment funds associated with or designated by Clayton, Dubilier & Rice, Inc., or "CD&R," The Carlyle Group, or "Carlyle," and Merrill Lynch Global Private Equity, or "MLGPE," or collectively the "Sponsors," through CCMG Acquisition Corporation, a wholly-owned subsidiary of Hertz Holdings (previously known as CCMG Holdings, Inc.) acquired all of our common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million.

We refer to the acquisition of all of our common stock through CCMG Acquisition Corporation as the "Acquisition." We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition, to refinance certain of our existing indebtedness and to pay related transaction fees and expenses, as the "Transactions."

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

In September 2008, Bank of America announced it was acquiring Merrill Lynch & Co., the parent company of Merrill Lynch Global Private Equity. This transaction closed on January 1, 2009. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by Merrill Lynch Global Private Equity and certain of its affiliates.

Basis of Presentation

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008, both the car and equipment rental markets experienced unprecedented

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic while the equipment rental segment, is being impacted by the difficult economic and business environment as investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. These conditions are expected to continue in 2009. During 2008, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, an increase in depreciation and fleet related costs as a percentage of revenue, lower industry pricing and lower residual values for the non-program cars and equipment that we sold.

We are highly leveraged and a substantial portion of our liquidity needs arises from debt service on indebtedness incurred in connection with the Transactions and from the funding of our costs of operations, working capital and capital expenditures. Based on December 31, 2008 availability and our 2009 business plan, we have sufficient liquidity in our existing fleet facilities to meet our 2009 debt maturities. We are beginning discussions with banks and lenders to review refinancing options for the indebtedness maturing in 2010. The agreements governing our indebtedness require us to comply with two key covenants based on a consolidated leverage ratio and a consolidated interest expense coverage ratio. These covenants are described further in Note 3—Debt. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments.

In response to the economic downturn, in 2008 we implemented aggressive strategic actions to reduce costs and improve liquidity. These actions included reducing wage and benefit costs through significant headcount reductions, accelerating fleet deletions and delaying additions to right-size the fleet to current demand levels and rationalizing our location footprint by closing a number of locations. We have developed additional plans for 2009 in an effort to mitigate the impact of continued revenue declines on our results of operations, including further reducing costs through the recently announced additional headcount reductions, continuing to right-size our car and equipment rental fleet in response to the economic conditions, continued reengineering of our processes to reduce costs, increasing pricing and continuing to reduce the cost of acquiring our car and equipment rental fleet, among other actions.

As a result of these past and planned actions, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next year and beyond. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

As of December 31, 2008, approximately 24% of our fleet consisted of cars purchased from Ford, of which approximately 32% were program cars and approximately 28% of our fleet consisted of cars purchased from General Motors, of which approximately 32% were program cars. In the past several years, Ford and General Motors, have experienced deterioration in their operating results and significant declines in their credit ratings. In the event of a bankruptcy of a car manufacturer, including Ford or General Motors, our liquidity would be impacted by several factors including reductions in fleet residual values, and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, under the current terms of our asset-backed financing facilities, we

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may be required to materially increase the enhancement levels regarding the fleet vehicles provided by such bankrupt manufacturer. If we were required to provide this additional enhancement, we would use a combination of our available cash, our availability under our Senior ABL Facility or any existing over-enhancement that we may then have under our Fleet Financing Facilities. However, such use would materially reduce our liquidity available for operations or the refinancing of maturing debt, which, in the case of Ford or General Motors would have a material impact on our liquidity. For a detailed description of the amounts we have available under our Senior ABL Facility and our Fleet Financing Facilities, see Note 3—Debt.

Our U.S. fleet debt in the amount of approximately $4.1 billion at December 31, 2008 is guaranteed by third party insurance companies, MBIA Insurance Corporation, or "MBIA" and Ambac Assurance Corporation, or "Ambac". MBIA and Ambac are facing financial instability and have been downgraded and are on review for further credit downgrade or under developing outlook by one or more credit agencies. An event of bankruptcy with respect to MBIA or Ambac would result in an amortization event under the portion of the debt guaranteed by the affected insurer, as more fully described Note 3—Debt. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders. Based on current information we do not currently believe that there is a near-term risk of bankruptcy of MBIA or Ambac, nor do we expect the noteholders to exercise their liquidation right in the event of a bankruptcy. However, in the event of a bankruptcy of either MBIA or Ambac and subsequent vote by the noteholders to liquidate that portion of our fleet, we would expect to use the portion of our $825.0 million asset-backed facility that is not insured by MBIA or Ambac that is then available, together with our corporate liquidity, and possibly other funding sources, including car and equipment sales, to repay the affected series of notes.

Certain events, such as a bankruptcy of one of the third-party insurance companies providing financial guarantees with respect to our asset-backed notes or a manufacturer of a significant number of cars in our fleet, or a continuing deterioration in the economic environment could lead to a deterioration in our financial condition and liquidity position. In addition, although we believe it unlikely, in the case of the combination of a bankruptcy of General Motors, Ford, MBIA or Ambac, if our available cash and other funding sources were not sufficient to satisfy the consequences as described above, we would be required to renegotiate with our lenders or raise additional funds and there is no assurance that we would be successful in such renegotiation or the raising of such funds.

Principles of Consolidation

The consolidated financial statements include the accounts of The Hertz Corporation and our wholly-owned and majority-owned domestic and international subsidiaries. All significant intercompany transactions have been eliminated.

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

Restricted Cash

Restricted cash includes cash and equivalents that are not readily available for our normal disbursements. Restricted cash and equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. As of December 31, 2008 and 2007, the portion of total restricted cash that was associated with our Fleet Debt facilities was $557.2 million and $573.1 million, respectively.

Depreciable Assets

The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment:
Cars	5 to 16 months
Other equipment	24 to 108 months
Buildings	15 to 50 years
Capitalized internal use software	1 to 15 years
Service cars and service equipment	1 to 25 years
Other intangible assets	3 to 10 years
Leasehold improvements	The shorter of their economic lives or the lease term.

We follow the practice of charging maintenance and repairs, including the cost of minor replacements, to maintenance expense accounts. Costs of major replacements of units of property are capitalized to property and equipment accounts and depreciated on the basis indicated above. Gains and losses on dispositions of property and equipment are included in income as realized. When revenue earning equipment is acquired, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded on a straight-line basis over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changed market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Public Liability and Property Damage

The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

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

Foreign Currency Translation

Assets and liabilities of international subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in "Accumulated other comprehensive income (loss)" in the stockholder's equity section of our consolidated balance sheet. As of December 31, 2008 and 2007, the accumulated foreign currency translation gain was $54.5 million and $217.9 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

Derivative Instruments

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and historically have not been used for speculative or trading purposes. In addition, derivative financial instruments are

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. We use Statement of Financial Accounting Standards, or "SFAS," No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, or "SFAS No. 133," which requires that all derivatives be recorded on the balance sheet as either assets or liabilities measured at their fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For derivative instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings. See Note 13—Financial Instruments.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require a change to reflect tax on these amounts.

Sales tax amounts collected from customers have been recorded on a net basis.

Prior to the Acquisition, we and our domestic subsidiaries filed a consolidated federal income tax return with Ford. Pursuant to a tax sharing agreement, with Ford, current and deferred taxes were reported and paid to Ford, as if we had filed our own consolidated tax returns with our domestic subsidiaries. The tax sharing agreement provided that we were reimbursed for foreign tax credits in accordance with the utilization of those credits by the Ford consolidated tax group.

On December 21, 2005, in connection with the Acquisition, the tax sharing agreement with Ford was terminated. Upon termination, all tax payables and receivables with Ford were cancelled and neither Hertz nor Ford has any future rights or obligations under the tax sharing agreement. Hertz may be exposed to tax liabilities attributable to periods it was a consolidated subsidiary of Ford. While Ford has agreed to indemnify Hertz for certain tax liabilities pursuant to the arrangements relating to our separation from Ford, we cannot offer assurance that payments in respect of the indemnification agreement will be available.

See Note 7—Taxes on Income.

Advertising

Advertising and sales promotion costs are expensed as incurred.

Legal Fees

We accrue for legal fees and other directly related costs of third parties when it is probable that such fees and costs will be incurred and the amounts can be reasonably estimated.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets and Intangibles

We review goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also review goodwill annually, using a two-step process, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 2—Goodwill and Other Intangible Assets. The carrying amounts of the assets are based upon our estimates of the discounted cash flows. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable. The carrying amounts of the assets are based upon our estimates of the undiscounted cash flows that are expected to result from the use and eventual disposition of the assets. An impairment charge is recognized for the amount, if any, by which the carrying value of an asset exceeds its fair value. During the fourth quarter of 2008, we recorded non-cash impairment charges totaling $1,168.9 million ($989.0 million, net of tax) related to our goodwill ($694.9 million), other intangible assets ($451.0 million) and property and equipment ($23.0 million).

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 157, "Fair Value Measurements," or "SFAS No. 157." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 on January 1, 2008, except as they relate to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which provisions become effective for us beginning in January 2009. We are currently reviewing SFAS No. 157, as it relates to our non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annually), to determine its impact, if any, on our financial position or results of operations. See Note 13—Financial Instruments.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or "SFAS No. 141(R)." The new standard requires the acquiring entity that gains control in a business combination to recognize 100% of the fair value of the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires that acquisition related costs be expensed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The provisions of SFAS No. 141(R) became effective for us in January 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51," or "SFAS No. 160." SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholder's equity. Additionally, the amount of consolidated net income attributable to the parent and to the noncontrolling interests must be clearly identified and presented on the face of the consolidated statement of operations. Finally, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary will be accounted for consistently as equity transactions. The provisions of SFAS No. 160 became effective for us in January 2009.

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

Note 2—Goodwill and Other Intangible Assets

We account for our goodwill and indefinite-lived intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets," or "SFAS No. 142." Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. In addition, SFAS No. 142 requires that goodwill be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. We estimate the fair value of our reporting units using a discounted cash flow methodology. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by our ongoing restructuring activities. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Those intangible assets considered to have indefinite useful lives, including our trade name, are evaluated for impairment on an annual basis, by comparing the fair value of the intangible assets to their carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we will perform an impairment review. We estimate the fair value of our indefinite lived intangible assets using the relief from royalty method. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

We conducted the impairment review during the fourth quarter of 2008 and recorded non-cash impairment charges of $694.9 million related to our goodwill and $451.0 million related to our other intangible assets. The car rental and equipment rental segments recorded non-cash impairment charges related to their goodwill of $43.0 million and $651.9 million, respectively, and to their other intangible assets of $377.0 million and $74.0 million, respectively. These impairment charges were a result of a decline in the economy and fourth quarter 2008 operating results, and a significant decline in both the fair value of debt and our stock price.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in our goodwill, by segment, for the period presented (in thousands of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2007	$318,134	$641,859	$959,993
Acquisitions	4,730	23,723	28,453
Impairment charges	(43,035)	(651,865)	(694,900)
Other changes(1)	(15,768)	(13,717)	(29,485)

Balance as of December 31, 2008	$264,061	$—	$264,061

(1)
Consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period and pre-Acquisition tax adjustments.

Other intangible assets, net, consisted of the following major classes (in thousands of dollars):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Value
Amortizable intangible assets:
Customer-related	$620,217	$(187,885)	$(17,000)	$415,332
Other	10,885	(4,549)	—	6,336

Total	631,102	(192,434)	(17,000)	421,668

Indefinite-lived intangible assets:
Trade name	2,624,000	—	(434,000)	2,190,000
Other	9,918	—	—	9,918

Total	2,633,918	—	(434,000)	2,199,918

Total other intangible assets, net	$3,265,020	$(192,434)	$(451,000)	$2,621,586

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$617,012	$(124,647)	$492,365
Other	5,898	(1,505)	4,393

Total	622,910	(126,152)	496,758

Indefinite-lived intangible assets:
Trade name	2,624,000	—	2,624,000
Other	2,709	—	2,709

Total	2,626,709	—	2,626,709

Total other intangible assets, net	$3,249,619	$(126,152)	$3,123,467

Amortization of other intangible assets for the years ended December 31, 2008, 2007 and 2006, was $66.3 million, $62.6 million and $61.6 million, respectively. Based on our amortizable intangible assets as of December 31, 2008, we expect amortization expense to range from $59.9 million to $64.5 million for each of the next five fiscal years.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2008, we added 72 locations by acquiring former franchisees in our domestic and international car rental operations, as well as four locations related to external acquisitions done within our domestic and international equipment rental operations. Total cash paid for intangible assets during the year ended December 31, 2008 was $19.0 million. We recognized $11.8 million in amortizable intangible assets and $7.2 million in indefinite-lived intangible assets during the year ended December 31, 2008. Each of these transactions has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, and operating results of the acquired entities from the dates of acquisition are included in our consolidated statements of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization. These acquisitions are not material, individually or collectively, to the consolidated amounts presented within our statement of operations for the year ended December 31, 2008.

Note 3—Debt

Our debt consists of the following (in thousands of dollars):

	December 31,
	2008	2007
Corporate Debt
Senior Term Facility, average interest rate: 2008, 3.3%; 2007, 6.9% (effective average interest rate: 2008, 3.4%; 2007, 7.0%); net of unamortized discount: 2008, $18,641; 2007, $23,350	$1,353,603	$1,362,702
Senior ABL Facility, average interest rate: 2008, 0.0%; 2007, 6.0% (effective average interest rate: 2008, 0.0%; 2007, 6.6%); net of unamortized discount: 2008, $13,339; 2007, $19,086	(13,339)	191,803
Senior Notes, average interest rate: 2008, 8.7%; 2007, 8.7%	2,113,589	2,131,370
Senior Subordinated Notes, average interest rate: 2008, 10.5%; 2007, 10.5%	600,000	600,000
Promissory Notes, average interest rate: 2008, 7.2%; 2007, 7.1% (effective average interest rate: 2008, 7.3%; 2007, 7.2%); net of unamortized discount: 2008, $3,957; 2007, $5,102	461,381	509,443
Notes payable, average interest rate: 2008, 5.5%; 2007, 5.5%	9,754	1,942
International subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2008, 4.5%; 2007, 13.2%	54,927	1,082
Other borrowings, average interest rate: 2008, 5.1%; 2007, 6.0%	5,621	4,516

Total Corporate Debt	4,585,536	4,802,858

Fleet Debt
U.S. Fleet Debt and pre-Acquisition ABS Notes, average interest rate: 2008, 4.3%; 2007, 4.5% (effective average interest rate: 2008, 4.3%; 2007, 4.5%); net of unamortized discount: 2008, $7,536; 2007, $3,991	4,254,504	4,603,509
International Fleet Debt, average interest rate: 2008, 5.0%; 2007, 6.1% (effective average interest rate: 2008, 5.1%; 2007, 6.1%); net of unamortized discount: 2008, $6,544; 2007, $279	1,027,090	1,912,386
Fleet Financing Facility, average interest rate: 2008, 2.0%; 2007, 6.3% (effective average interest rate: 2008, 2.1%; 2007, 6.3%); net of unamortized discount: 2008, $1,203; 2007, $1,641	149,297	170,359
Brazilian Fleet Financing Facility, average interest rate: 2008, 16.3%; 2007, 13.2%	54,111	62,907
Canadian Fleet Financing Facility, average interest rate: 2008, 3.8%; 2007, 5.8%	111,638	155,391
Belgian Fleet Financing Facility, average interest rate: 2008, 4.7%; 2007, 6.2%	31,220	30,044
U.K. Leveraged Financing, average interest rate: 2008, 6.4%; 2007, 4.0%	167,758	222,672
International ABS Fleet Financing Facility, average interest rate: 2008, 7.1%; 2007, N/A; (effective average interest rate: 2008, 7.3%; 2007, N/A); net of unamortized discount: 2008, $10,348; 2007, N/A	591,143	—

Total Fleet Debt	6,386,761	7,157,268

Total Debt	$10,972,297	$11,960,126

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate amounts of maturities of debt (in millions of dollars) are as follows: 2009, $3,637.7 (including $2,612.2 of other short-term borrowings); 2010, $2,961.4; 2011, $123.7; 2012, $176.2; 2013, $1,372.3; after 2013, $2,762.6.

Our short-term borrowings as of December 31, 2008 include, among other items, the amounts outstanding under our Senior ABL Facility, International Fleet Debt facility, International ABS Fleet Financing Facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and our U.K. Leveraged Financing facility. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not permanently expire at the time of the short-term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short-term borrowings.

During the year ended December 31, 2008, short-term borrowings (in millions of dollars) were as follows: maximum month-end amounts outstanding of $4,066.3 of bank borrowings; and a monthly average amount outstanding of $3,152.3 of bank borrowings (weighted-average interest rate 5.3%).

During the year ended December 31, 2007, short-term borrowings (in millions of dollars) were as follows: maximum month-end amounts outstanding of $3,801.8 of bank borrowings; and a monthly average amount outstanding of $2,920.8 of bank borrowings (weighted-average interest rate 6.0%).

As of December 31, 2008, there were outstanding standby letters of credit totaling $547.2 million. Of this amount, $334.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford and $134.0 million of which was used under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of December 31, 2008, none of these letters of credit have been drawn upon.

Senior Credit Facilities

In connection with the Acquisition, Hertz entered into a credit agreement, dated December 21, 2005, with respect to its Senior Term Facility with Deutsche Bank AG, New York Branch as administrative agent and collateral agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent, and the other financial institutions party thereto from time to time. The facility consisted of a $2,000.0 million secured term loan facility (which was decreased in February 2007 to $1,400.0 million) providing for loans denominated in U.S. dollars, which included a delayed draw facility of $293.0 million (which was utilized in 2006). In addition, there is a pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. On the Closing Date, Hertz utilized $1,707.0 million of the Senior Term Facility and $182.2 million in letters of credit. As of December 31, 2008, we had $1,353.6 million in borrowings outstanding under this facility, which is net of a discount of $18.6 million and had issued $226.2 million in letters of credit. The term loan facility and the synthetic letter of credit facility will mature in December 2012. The term loan amortizes in nominal quarterly installments (not exceeding one percent of the aggregate principal amount thereof per annum) until the maturity date. At the borrower's election, the interest rates per annum applicable to the loans under the Senior Term Facility are based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or "LIBOR," plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. In addition, the borrower pays letter of credit participation fees on the full amount of the synthetic letter of credit facility plus fronting fees for the letter of credit issuing banks and other customary fees in respect of the Senior Term Facility.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hertz, Hertz Equipment Rental Corporation and certain other subsidiaries of Hertz entered into a credit agreement, dated December 21, 2005, with respect to the Senior ABL Facility with Deutsche Bank AG, New York Branch as administrative agent, Lehman Commercial Paper Inc. as syndication agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as documentation agent and the financial institutions party thereto from time to time. This facility provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $1,600.0 million (which was increased in February 2007 to $1,800.0 million) under a revolving loan facility providing for loans denominated in U.S. dollars, Canadian dollars, euros and pounds sterling. Up to $200.0 million of the revolving loan facility is available for the issuance of letters of credit. On the Closing Date, Hertz borrowed $206 million under this facility and Matthews Equipment Limited, or "Matthews," one of our Canadian subsidiaries, borrowed CAD$225 million under this facility, in each case to finance a portion of the Transactions. Hertz and Hertz Equipment Rental Corporation are the U.S. borrowers under the Senior ABL Facility and Matthews and its subsidiaries Western Shut-Down (1995) Ltd. and Hertz Canada Equipment Rental Partnership are the Canadian borrowers under the Senior ABL Facility. At December 31, 2008, net of a discount of $13.3 million, Hertz and Matthews Equipment Limited collectively had no borrowings outstanding under this facility and issued $115.2 million in letters of credit. The Senior ABL Facility will mature in February 2012. At the borrower's election, the interest rates per annum applicable to the loans under the Senior ABL Facility will be based on a fluctuating rate of interest measured by reference to either (1) adjusted LIBOR plus a borrowing margin or (2) an alternate base rate plus a borrowing margin. The borrower will pay customary commitment and other fees in respect of the Senior ABL Facility.

Our obligations under the Senior Term Facility and the Senior ABL Facility are guaranteed by Hertz Investors, Inc., our immediate parent and most of our direct and indirect domestic subsidiaries (subject to certain exceptions, including for subsidiaries involved in the U.S. Fleet Debt facility and similar special purpose financings), though HERC does not guarantee our obligations under the Senior ABL Facility because it is a borrower under that facility. In addition, the obligations of the Canadian borrowers under the Senior ABL Facility are guaranteed by their respective subsidiaries, if any, subject to limited exceptions. The lenders under each of the Senior Term Facility and the Senior ABL Facility have received a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective subsidiaries, subject in each case to certain exceptions (including in respect of the U.S. Fleet Debt, the International Fleet Debt and certain other secured fleet financing). Consequently, these assets will not be available to satisfy the claims of our general creditors.

The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Under the Senior Term Facility, the borrowers are subject to financial covenants, including a requirement to maintain a specified leverage ratio and a specified interest coverage ratio for specified periods. Also, under the Senior ABL Facility, if the borrowers fail to maintain a specified minimum level of borrowing capacity, they will then be subject to financial covenants under such facility, including a specified leverage ratio and a specified fixed charge coverage ratio of one to one. Failure to comply with the financial covenants under the Senior Credit Facilities would result in a default under the credit agreements governing the Senior Credit Facilities and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the Senior Credit Facilities. As of December 31, 2008, Hertz was in compliance with such financial covenants. The Senior Credit Facilities are subject to certain mandatory prepayment requirements and provide for customary events of default.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restrictive covenants in the Senior Term Facility (as amended) permit cash dividends to be paid to Hertz Holdings (i) in an aggregate amount not to exceed the greater of a specified minimum amount and 1.0% of consolidated tangible assets less certain investments (which payments are deducted in determining the amount available as described in the next clause (ii)), (ii) in additional amounts up to a specified available amount determined by reference to, among other things, 50% of consolidated net income from October 1, 2005 to the end of the most recent fiscal quarter for which consolidated financial statements of Hertz are available (less certain investments) and (iii) in additional amounts, up to a specified amount of certain equity contributions made by Hertz Holdings to Hertz (less certain investments).

Restrictive covenants in the Senior ABL Facility (as amended) permit cash dividends to be paid to Hertz Holdings in an aggregate amount, taken together with certain other investments, acquisitions and optional prepayments, not to exceed $100 million. Hertz may also pay additional cash dividends under the Senior ABL Facility, and in any amount, so long as (a) there is at least $250 million of availability under the facility after giving effect to the proposed dividend, (b) if certain other payments when taken together with the proposed dividend would exceed $50 million in a 30-day period, Hertz can demonstrate projected average availability in the following six-month period of $250 million or more, (c) (i) Hertz is in pro forma compliance with the consolidated leverage ratio and consolidated fixed charge coverage ratio set forth in the Senior ABL Facility or (ii) the amount of the proposed dividend does not exceed the sum of (x) 1.0% of consolidated tangible assets plus (y) a specified available amount determined by reference to, among other things, 50% of consolidated net income from October 1, 2005 to the end of the most recent fiscal quarter for which consolidated financial statements of Hertz are available (which amount is net of amounts paid under the foregoing clause (x)) plus (z) a specified amount of certain equity contributions made by Hertz Holdings to the borrowers under such facility and (d) no default exists or would result from such dividends.

On June 30, 2006, we entered into amendments to each of our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in these credit facilities to enter into certain sale and leaseback transactions, to pay cash dividends and make loans to Hertz Holdings that would, among other things, provide Hertz Holdings with cash for the payment of interest on Hertz Holdings' indebtedness (including, but not limited to, the Hertz Holdings Loan Facility) and, in the case of the amendment to the Senior Term Facility, to make investments. Our ability to pay cash dividends and make loans to Hertz Holdings remains subject to us meeting specified financial tests, as described above, as well as requirements imposed by applicable Delaware law. The amendment to the Senior Term Facility also permitted us to use proceeds of the $293 million Delayed Draw Term Loan to repay borrowings outstanding under the Senior ABL Facility, in addition to repaying certain of our other outstanding indebtedness. On May 15, 2006, we borrowed approximately $84.9 million under the Delayed Draw Term Loan and used the proceeds thereof to repay its 6.5% Senior Notes due 2006. We borrowed the remaining portion of the Delayed Draw Term Loan on July 10, 2006, and applied the proceeds thereof to repay borrowings outstanding under the Senior ABL Facility.

On February 9, 2007, we entered into an amendment to its Senior Term Facility. The amendment was entered into for the purpose of (i) lowering the interest rates payable on the Senior Term Facility by up to 50 basis points from the interest rates previously payable thereunder, and revising financial ratio requirements for specific interest rate levels; (ii) eliminating certain mandatory prepayment requirements; (iii) increasing the amounts of certain other types of indebtedness that we and our subsidiaries may incur outside of the Senior Term Facility; (iv) permitting certain additional asset dispositions and sale and leaseback transactions; and (v) effecting certain technical and administrative changes to the Senior Term Facility. During the year ended December 31, 2007, we recorded an expense of $14.0 million, in our consolidated statement of operations, in "Interest, net of interest income,"

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the write-off of debt costs in connection with the amendment of the Senior Term Facility. Additionally, in February 2007, we permanently repaid a portion of the Senior Term Facility, bringing the maximum borrowings thereunder down from $2,000 million to $1,400 million.

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

On May 23, 2007, the Senior ABL Facility and the Senior Term Facility were each amended to permit us and our subsidiaries to guarantee obligations in respect to the deferred purchase price of vehicles and all other obligations arising under vehicle supply agreements entered into by Fleetco (Espana), S.L., an entity created to own the Spanish rental car fleet in connection with the pending securitization of the rental car fleets in a number of European countries and Australia. Due to Spanish law considerations, Fleetco (Espana), S.L. is an "orphan" entity which is an indirect subsidiary of a charitable trust. The Senior Credit Facilities generally permit us and our subsidiaries to guarantee obligations of one another but not of unaffiliated entities, subject to certain exceptions.

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

As of December 31, 2008, $2,113.6 million and $600.0 million in borrowings were outstanding under the Senior Notes and Senior Subordinated Notes, respectively. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our international operations. For the nine months ended September 30, 2006, we incurred unrealized exchange transaction losses of $19.2 million resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of this net investment hedge designation, as of December 31, 2008, $15.7 million of losses, which is net of tax of $12.6 million, attributable to the translation of our Senior Euro Notes into the U.S. dollar, are recorded in our consolidated balance sheet in "Accumulated other comprehensive income (loss)." The Senior Notes will mature in January 2014, and the Senior Subordinated Notes will mature in January 2016. The Senior Dollar Notes bear interest at a rate per annum of 8.875%, the Senior Euro Notes bear interest at a rate per annum of 7.875% and the Senior Subordinated Notes bear interest at a rate per annum of 10.5%. Our obligations under the indentures are guaranteed by each of its direct and indirect domestic subsidiaries that is a guarantor under the Senior Term Facility.

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

The restrictive covenants in the indentures governing the Senior Notes and the Senior Subordinated Notes permit Hertz to make loans, advances, dividends or distributions to Hertz Holdings in an amount determined by reference to, among other things, consolidated net income for the period from October 1, 2005 to the end of the most recently ended fiscal quarter for which consolidated financial statements of Hertz are available, so long as our consolidated coverage ratio remains greater than 2.00:1.00 after giving pro forma effect to such restricted payments. We are also permitted to make restricted payments to Hertz Holdings in an amount not exceeding the greater of a specified minimum amount and 1% of consolidated tangible assets (which payments are deducted in determining the amount available as described in the preceding sentence), and in an amount equal to certain equity contributions to us, in each case, less certain investments and other restricted payments.

On January 12, 2007, Hertz completed exchange offers for its outstanding Senior Notes and Senior Subordinated Notes whereby over 99% of the outstanding notes were exchanged for a like principal amount of new notes with identical terms that were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

Fleet Financing Facilities

U.S. Fleet Debt.    In connection with the Acquisition, Hertz Vehicle Financing LLC, or "HVF," a bankruptcy-remote special purpose entity wholly-owned by Hertz, entered into an amended and restated base indenture, dated as of December 21, 2005, with BNY Midwest Trust Company as trustee, or the "ABS Indenture," and a number of related supplements to the ABS Indenture, each dated as of December 21, 2005, with BNY Midwest Trust Company as trustee and securities intermediary, or, collectively, the "ABS Supplement." On the Closing Date, HVF, as issuer, issued approximately $4,300 million of new medium term asset-backed notes consisting of 11 classes of notes in two series under the ABS Supplement, the net proceeds of which were used to finance the purchase of vehicles from related entities and the repayment or cancellation of existing debt. HVF also issued approximately $1,500 million of variable funding notes in two series, none of which were funded at closing. As of December 31, 2008, $3,683.3 million were outstanding in the form of these medium term notes and $430.2 million were outstanding in the form of variable funding notes.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

MBIA and Ambac provide credit enhancements in the form of financial guarantees for our U.S. Fleet Debt, with each providing guarantees for approximately half of the $4.1 billion in principal amount of the notes that was outstanding as of December 31, 2008 under our ABS Program. Under these arrangements, either MBIA Insurance Corporation or Ambac Assurance Corporation will guarantee the timely payment of interest on and ultimate payment of principal of such notes.

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

In connection with the entrance into the HVF Swaps, we entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF Swaps in the event of an "amortization event" under the asset-backed notes agreements. In the event of an amortization event, the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps, and is transferred to us. See Note 13—Financial Instruments.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

type. The occurrence of an amortization event or event of default could result in the acceleration of principal of the notes and a liquidation of the U.S. car rental fleet.

Series 2008-1 Notes.    On September 12, 2008, HVF completed the closing of a new variable funding note facility referred to as the Series 2008-1 Notes. This series is not subject to any financial guarantee. The aggregate principal amount of such facility is not to exceed $825.0 million and such facility is available to HVF on a revolving basis, subject to borrowing base availability. The Series 2008-1 Notes were not funded on the closing date.

The Series 2008-1 Notes are secured primarily by, among other things, a pledge in (i) collateral owned by HVF, including substantially all of the U.S. car rental fleet that Hertz uses in its daily rental operations, a portion of which is subject to repurchase programs with vehicle manufacturers, (ii) the related manufacturer receivables, (iii) all rights of HVF under a lease agreement between us and HVF relating to such U.S. car rental fleet, and (iv) all monies on deposit from time to time in certain collection and cash collateral accounts and all proceeds thereof. The assets of HVF, including the U.S. car rental fleet owned by HVF, will not be available to satisfy the claims of our general creditors.

The expected final maturity date of the Series 2008-1 Notes is August 2010. The Series 2008-1 Notes bear interest at variable rates partially based upon their rating. The Series 2008-1 Notes are currently rated "A" by Standard & Poor's Ratings Services and "A3" by Moody's Investors Service.

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

International Fleet Debt.    In connection with the Acquisition, Hertz International, Ltd., or "HIL," a Delaware corporation organized as a foreign subsidiary holding company and a direct subsidiary of Hertz, and certain of its subsidiaries (all of which are organized outside North America), together with certain bankruptcy-remote special purpose entities (whether organized as HIL's subsidiaries or as non-affiliated "orphan" companies), or "SPEs," entered into revolving bridge loan facilities providing commitments to lend, in various currencies an aggregate amount equivalent to approximately $1,565.0 million (calculated as of December 31, 2008), subject to borrowing bases comprised of rental vehicles and related assets of certain of HIL's subsidiaries (all of which are organized outside North America) or one or more SPEs, as the case may be, and rental equipment and related assets of certain of HIL's subsidiaries organized outside North America or one or more SPEs, as the case may be. As of the closing date of the Acquisition, the foreign currency equivalent of $1,781 million of indebtedness under

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the International Fleet Debt facilities was issued and outstanding under these facilities. At closing, Hertz utilized the proceeds from these financings to finance a portion of the Transactions. As of December 31, 2008, the foreign currency equivalent of $1,027.1 million in borrowings was outstanding under these facilities, net of a $6.5 million discount. These facilities are referred to collectively as the "International Fleet Debt" facilities.

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

The interest rates per annum applicable to loans under the International Fleet Debt facilities are based on fluctuating rates of interest measured by reference to one-month LIBOR, Euro inter-bank offered rates, or "EURIBOR," or their equivalents for local currencies as appropriate (in the case of the Tranche A1 and A2 loans); relevant local currency base rates (in the case of Tranche B loans); or one-month EURIBOR (in the case of the Tranche C loans), in each case plus a borrowing margin. In addition, the borrowers under each of Tranche A1, Tranche A2, Tranche B and Tranche C of the International Fleet Debt facilities will pay fees on the unused commitments of the lenders under the applicable tranche, and other customary fees and expenses in respect of such facilities, and the Tranche A1 and A2 borrowing margins are subject to increase if HIL does not repay borrowings thereunder within specified periods of time and upon the occurrence of other specified events.

The International Fleet Debt facilities contain a number of covenants (including, without limitation, covenants customary for transactions similar to the International Fleet Debt facilities) that, among other things, limit or restrict the ability of our subsidiary, HIL, the borrowers and the other subsidiaries of HIL to dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, make acquisitions, engage in mergers, make negative pledges, change the nature of their business or engage in certain transactions with affiliates. In addition, HIL is restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) in an amount greater than €100 million plus a specified excess cash flow amount calculated by reference to excess cash flow in earlier periods. Subject to certain exceptions, until such time as 50% of the commitments under the International Fleet Debt facilities as of the closing date of the Acquisition have

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been replaced by permanent take-out international asset-based facilities, the specified excess cash flow amount will be zero. Thereafter, this specified excess cash flow amount will be between 50% and 100% of cumulative excess cash flow based on the percentage of the International Fleet Debt facilities that have been replaced by permanent take-out international asset-based facilities. As a result of the contractual restrictions on HIL's ability to pay dividends to Hertz as of December 31, 2008, the restricted net assets of our consolidated subsidiaries exceeded 25% of our total consolidated net assets.

The subsidiaries conducting the car rental business in certain European jurisdictions may, at their option, continue to engage in capital lease financings relating to revenue earning equipment outside the International Fleet Debt facilities. As of December 31, 2008, there were $25.9 million of capital lease financings outstanding. These capital lease financings are included in the International Fleet Debt total.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million and were due to expire on June 5, 2008. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties. See Note 13—Financial Instruments.

On July 24, 2008, HIL, certain of its subsidiaries (all of which are organized outside the United States), Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein, entered into an amendment agreement, or the "Amendment Agreement," amending the revolving bridge loan facilities agreement, dated December 21, 2005 and amended as of March 21, 2007 and December 21, 2007 (as further amended by the Amendment Agreement, or the "SBFA"). The Amendment Agreement, which became effective on July 24, 2008, was entered into primarily for the purpose of (i) amending certain terms affecting the margins on the revolving bridge loan facilities established by the SBFA, and (ii) effecting certain technical and administrative changes to the terms of the facilities in connection with the launch of the International ABS Fleet Financing Facility described below.

For the year ended December 31, 2008, we recorded $30.0 million related to the write-off of deferred financing costs associated with those countries outside the United States as to which take-out asset-based facilities have not been entered into.

Fleet Financing Facility.    On September 29, 2006, Hertz and Puerto Ricancars, Inc., a Puerto Rican corporation and wholly-owned indirect subsidiary of Hertz, or "PR Cars," entered into a credit agreement to finance the acquisition of our and/or PR Cars' fleet in Hawaii, Kansas, Puerto Rico and St. Thomas, the U.S. Virgin Islands, dated as of September 29, 2006, or the "Fleet Financing Facility," with the several banks and other financial institutions from time to time party thereto as lenders, Gelco Corporation d.b.a. GE Fleet Services, or the "Fleet Financing Agent," as administrative agent, as collateral agent for collateral owned by us and as collateral agent for collateral owned by PR Cars. Affiliates of Merrill Lynch & Co. are lenders under the Fleet Financing Facility.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Fleet Financing Facility provides (subject to availability under a borrowing base) a revolving credit facility of up to $275 million to Hertz and PR Cars. On September 29, 2006, Hertz borrowed $124 million under this facility to refinance other debt. As of December 31, 2008, Hertz and PR Cars had $121.3 million (net of a $1.2 million discount) and $28.0 million, respectively, of borrowings outstanding under this facility. The borrowing base formula is subject to downward adjustment upon the occurrence of certain events and (in certain other instances) at the permitted discretion of the Fleet Financing Agent.

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

At the applicable borrower's election, the interest rates per annum applicable to the loans under the Fleet Financing Facility will be based on a fluctuating rate of interest measured by reference to either (1) LIBOR plus a borrowing margin of 125 basis points or (2) an alternate base rate of the prime rate plus a borrowing margin of 25 basis points. As of December 31, 2008, the average interest rate was 2.06% (LIBOR based).

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

Brazilian Fleet Financing Facility.    On April 4, 2007, our Brazilian subsidiary, Car Rental Systems Do Brasil Locacao De Veiculos Ltda., or "Hertz Brazil," entered into an agreement amending and restating its credit facility to, among other things, increase the facility to R$130 million (the equivalent of $55.7 million as of December 31, 2008), consisting of an R$70 million (or $30.0 million) term loan facility and an R$60 million (or $25.7 million) revolving credit facility (the "Brazilian Fleet Financing Facility"). The borrowing margin was reduced from 300 basis points over CDI (Brazil's interbank deposit rate) to 225 basis points over CDI. The amendment also increased the borrowing base advance rate from 80% to 85% of the value of the fleet. The credit facility is secured by Hertz Brazil's fleet of vehicles and backed by a $63.5 million Hertz guarantee. That guarantee is secured equally and ratably with borrowings under

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Senior Term Facility. This facility will mature in December 2010. As of December 31, 2008, the foreign currency equivalent of $54.1 million in borrowings were outstanding under this facility.

Canadian Fleet Financing Facility.    On May 30, 2007, our indirect subsidiary, Hertz Canada Limited, and certain of its subsidiaries, entered into a Note Purchase Agreement with CARE Trust, a third-party special purpose commercial paper conduit administered by Bank of Montreal, or "CARE Trust," which acts as conduit for the asset-backed borrowing facility, and certain related agreements and transactions, in order to establish an asset-backed borrowing facility to provide financing for our Canadian rental car fleet (the "Canadian Fleet Financing Facility"). The new facility refinanced the Canadian portion of the International Fleet Debt facilities. The maximum amount which may be borrowed under the new facility is CAD$400 million (or $327.5 million). This facility matures in May 2012. As of December 31, 2008, the foreign currency equivalent of $111.6 million in borrowings were outstanding under this facility.

Belgian Fleet Financing Facility.    On June 21, 2007, our Belgian subsidiary, Hertz Belgium BVBA, entered into a secured revolving credit facility with varying facility limits of up to €27.4 million (or $38.2 million) maturing in December 2010 (the "Belgian Fleet Financing Facility"). The new facility refinanced the Belgian portion of the International Fleet Debt facilities. This facility is guaranteed by HIL and the fleet assets used in the Belgian operations are pledged as collateral for this debt. Interest is charged at a spread over the Euribor. This facility contains a number of covenants typical for this type of facility, including restrictions on additional indebtedness, creation of liens, engaging in mergers and change of business. As of December 31, 2008, the foreign currency equivalent of $31.2 million in borrowings were outstanding under this facility.

U.K. Leveraged Financing.    On December 21, 2007, our subsidiary in the United Kingdom, or the "U.K.," Hertz (U.K.) Limited, entered into an agreement for a sale and lease back facility with a financial institution in the U.K., under which we may sell and leaseback fleet up to the value of £175.0 million (or $255.9 million). The amount available under this facility increases over the term of the facility. The facility is scheduled to mature in December 2013. This facility refinanced the U.K. portion of the International Fleet Debt facilities. This facility is guaranteed by HIL and pricing is based on current LIBOR. This facility contains covenants typical for this type of facility including restrictions on engaging in mergers and change of business, and includes requirements to meet on a quarterly basis certain ratios measuring utilization, interest coverage and net worth. As of December 31, 2008, the foreign currency equivalent of $167.8 million in borrowings were outstanding under this facility.

International ABS Fleet Financing Facility.    On July 24, 2008, HIL and certain of its subsidiaries entered into an agreement to amend the International Fleet Debt facility. This agreement, effective on July 24, 2008, reduced the borrowing margins on the Tranche A1 and Tranche A2 bridge loans of certain borrowers under the facility participating in the International ABS Fleet Financing Facility and provided an August 12, 2008 final maturity date for loans to HIL's Swiss subsidiary borrower. In August, we paid off the loan to HIL's Swiss subsidiary borrower and closed out the loan.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrowings related to the acquisition of vehicles and (ii) finance the acquisition of vehicles from time to time in the Relevant Jurisdictions.

International Fleet Financing No. 1 B.V., the issuer of the fleet financing, or the "Issuer," is a special purpose entity incorporated as a Dutch B.V. under the laws of the Netherlands. Of the shares of the Issuer, 75% are held by a charitable trust and 25% are owned by Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of HIL.

The expected maturity date is in December 2010 (when the FleetCos' obligations to the Issuer are scheduled to come due). The maximum commitment under (i) the Euro-denominated portion is €632.0 million (the equivalent of $880.8 million as of December 31, 2008) and (ii) the Australian dollar-denominated portion is A$325 million (the equivalent of $223.7 million as of December 31, 2008). As of December 31, 2008, the foreign currency equivalent of $591.1 million in borrowings were outstanding under this facility.

Pre-Acquisition Debt

As of December 31, 2008, we had approximately $461.4 million (net of a $4.0 million discount), outstanding in pre-Acquisition promissory notes issued under three separate indentures at an average interest rate of 7.2%. These pre-Acquisition promissory notes currently have maturities ranging from 2009 to 2028.

We also had outstanding as of December 31, 2008 approximately $141.0 million in borrowings, net of a $0.6 million discount, consisting of pre-Acquisition ABS Notes with an average interest rate of 3.3%. These pre-Acquisition ABS Notes will mature in 2009. See "U.S. Fleet Debt" for a discussion of the collateralization of the pre-Acquisition ABS Notes.

Credit Facilities

As of December 31, 2008, the following credit facilities were available for the use of Hertz and its subsidiaries:

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior Term Facility	$—	$—
Senior ABL Facility	1,669.8	1,321.4

Total Corporate Debt	1,669.8	1,321.4

Fleet Debt
U.S. Fleet Debt and Series 2008-1 Notes	1,609.8	79.9
International Fleet Debt	531.4	113.3
International ABS Fleet Financing Facility	326.8	11.5
Fleet Financing Facility	125.7	—
Brazilian Fleet Financing Facility	2.4	—
Canadian Fleet Financing Facility	211.6	—
Belgian Fleet Financing Facility	—	—
U.K. Leveraged Financing	88.1	—

Total Fleet Debt	2,895.8	204.7

Total	$4,565.6	$1,526.1

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2008, the Senior Term Facility had approximately $23.8 million available under the letter of credit facility and the Senior ABL Facility had $84.8 million available under the letter of credit facility sublimit.

Our liquidity as of December 31, 2008 was $4.8 billion, which consisted of $0.6 billion of cash, $1.3 billion of unused commitments under our Senior ABL Facility and $2.9 billion of unused commitments under our Fleet Financing Facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our Fleet Debt, the amount that we had available for immediate use as of December 31, 2008 under our Senior ABL Facility was $1.3 billion and we had $0.2 billion of over-enhancement that was available under our Fleet Debt. Accordingly, as of December 31, 2008 we had $2.1 billion ($0.6 billion in cash, $1.3 billion available under our Senior ABL Facility and $0.2 billion available under our various Fleet Debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control. See "Item 1A—Risk Factors—Risks Related to our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

As of December 31, 2008, substantially all of our assets were pledged under one or more of the facilities noted above. As of December 31, 2008 and 2007, accrued interest was $131.4 million and $138.3 million, respectively, which is reflected in our consolidated balance sheet in "Other accrued liabilities."

Note 4—Employee Retirement Benefits

Qualified U.S. employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan, or the "Hertz Retirement Plan," a cash balance plan. Under this qualified Hertz Retirement Plan, we pay the entire cost and employees are not required to contribute.

Most of our international subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. We participate in various multiemployer pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Contributions to U.S. multiemployer plans were $7.3 million, $7.5 million and $7.7 million for years ended December 31, 2008, 2007 and 2006, respectively.

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

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans (including health care and life insurance plans covering

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

domestic ("U.S.") employees and the retirement plans for international operations ("Non-U.S."), together with amounts included in our consolidated balance sheet and statement of operations (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at January 1	$451.2	$437.6	$199.7	$209.1	$13.2	$16.6
Service cost	23.1	27.6	8.1	10.9	0.1	0.3
Interest cost	27.4	26.4	10.2	10.3	0.8	0.8
Employee contributions	—	—	1.8	1.5	0.3	0.2
Plan amendments	—	—	—	—	—	—
Plan curtailments	(9.3)	(5.1)	(0.6)	(0.1)	0.7	—
Plan settlements	(24.4)	(22.3)	(0.7)	(2.7)	—	—
Special termination benefits	2.1	4.5	—	—	—	0.2
Benefits paid	(21.8)	(25.0)	(3.4)	(4.3)	(1.1)	(0.7)
Foreign exchange translation	—	—	(49.2)	7.8	—	—
Actuarial loss (gain)	(9.5)	7.5	(2.4)	(32.8)	(1.1)	(4.2)

Benefit obligation at December 31	$438.8	$451.2	$163.5	$199.7	$12.9	$13.2

Change in Plan Assets
Fair value of plan assets at January 1	$329.7	$338.8	$162.6	$144.7	$—	$—
Actual return on plan assets	(73.7)	14.4	(27.5)	12.9	—	—
Company contributions	27.2	23.8	8.6	6.5	0.8	0.4
Employee contributions	—	—	1.8	1.6	0.3	0.2
Plan settlements	(24.4)	(22.3)	(0.7)	(2.7)	—	—
Benefits paid	(21.8)	(25.0)	(3.4)	(4.3)	(1.1)	(0.6)
Foreign exchange translation	—	—	(37.9)	4.2	—	—
Other	—	—	(0.2)	(0.3)	—	—

Fair value of plan assets at December 31	$237.0	$329.7	$103.3	$162.6	$—	$—

Funded Status of the Plan
Plan assets less than benefit obligation	$(201.8)	$(121.5)	$(60.2)	$(37.1)	$(12.9)	$(13.2)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
Amounts recognized in balance sheet:
Liabilities	$(201.8)	$(121.5)	$(60.2)	$(37.1)	$(12.9)	$(13.2)

Net obligation recognized in the balance sheet	$(201.8)	$(121.5)	$(60.2)	$(37.1)	$(12.9)	$(13.2)

Prior service cost	$(0.1)	$(0.1)	$—	$—	$—	$—
Net gain (loss)	(75.7)	(1.3)	(6.5)	29.5	4.6	7.2

Accumulated other comprehensive income (loss)	(75.8)	(1.4)	(6.5)	29.5	4.6	7.2
Unfunded accrued pension or postretirement benefit	(126.0)	(120.1)	(53.7)	(66.6)	(17.5)	(20.4)

Net obligation recognized in the balance sheet	$(201.8)	$(121.5)	$(60.2)	$(37.1)	$(12.9)	$(13.2)

Total recognized in other comprehensive income (loss)	$(74.4)	$(14.3)	$(36.0)	$34.7	$2.6	$3.6

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$107.6	$46.5	$41.7	$(24.8)	$0.5	$(2.9)

Estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next fiscal year:
Net gain (loss)	$(0.4)	$(0.6)	$0.3	$0.7	$0.4	$0.6

Accumulated Benefit Obligation at December 31	$382.8	$377.2	$151.6	$168.1	N/A	N/A
Weighted-average assumptions as of December 31
Discount rate	6.39%	6.30%	5.59%	5.51%	6.20%	6.30%
Expected return on assets	8.25%	8.50%	6.79%	7.22%	N/A	N/A
Average rate of increase in compensation	4.3%	4.3%	3.9%	4.0%	N/A	N/A
Initial health care cost trend rate	—	—	—	—	9.0%	9.5%
Ultimate health care cost trend rate	—	—	—	—	5.0%	5.0%
Number of years to ultimate trend rate	—	—	—	—	10	8

The discount rate used to determine the December 31, 2008 benefit obligations for U.S. pension plans is based on the rate from the Citigroup Pension Discount Curve that is appropriate for the duration of our plan liabilities. For our plans outside the U.S., the discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches our plan.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

	Pension Benefits
	U.S.			Non-U.S.
	Years ended December 31,			Years ended December 31,
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$23.1	$27.6	$28.0	$8.1	$10.9	$9.5
Interest cost	27.4	26.4	22.2	10.2	10.3	8.4
Expected return on plan assets	(23.5)	(25.7)	(24.0)	(11.4)	(10.9)	(8.5)
Amortization:
Losses and other	0.4	1.0	—	(0.7)	—	—
Curtailment (gain) loss	—	(5.1)	—	(0.7)	(0.1)	—
Settlement loss (gain)	3.7	3.5	—	0.1	(0.3)	—
Special termination cost	2.1	4.5	—	—	—	—

Net pension expense	$33.2	$32.2	$26.2	$5.6	$9.9	$9.4

Weighted-average discount rate for expense (January 1)	6.30%	5.70%	5.50%	5.51%	4.81%	4.65%
Weighted-average assumed long-term rate of return on assets (January 1)	8.50%	8.75%	8.75%	7.22%	7.22%	6.88%

	Postretirement Benefits (U.S.)
	Years ended December 31,
	2008	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.3	$0.4
Interest cost	0.7	0.8	0.8
Amortization:
Losses and other	(2.9)	(0.6)	(0.1)
Special termination benefit cost	—	0.2	—

Net postretirement expense	$(2.1)	$0.7	$1.1

Weighted-average discount rate for expense	6.3%	5.7%	5.5%
Initial health care cost trend rate	9.5%	9.5%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Number of years to ultimate trend rate	8	7	8

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.0	$0.0
Effect on postretirement benefit obligation	$0.3	$(0.3)

The provisions charged to income for the years ended December 31, 2008, 2007 and 2006 for all other pension plans were approximately (in millions of dollars) $8.0, $7.8 and $8.0, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provisions charged to income for the years ended December 31, 2008, 2007 and 2006 for the defined contribution plans were approximately (in millions of dollars) $16.3, $15.6 and $15.1, respectively.

Plan Assets

We have a long-term investment outlook for the assets held in our Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. We have two major plans which reside in the U.S. and the U.K.

The U.S. Plan, or the "Plan," currently has a target asset allocation of 70% equity and 30% fixed income. The equity portion of the Plan is invested in one passively managed S&P 500 index fund, one passively managed U.S. small/midcap fund and one actively managed international portfolio. The fixed income portion of the Plan is actively managed by a professional investment manager and is benchmarked to the Barclays Long Govt/Credit Index. The Plan assumes an 8.25% rate of return on assets, which represents the expected long-term annual weighted-average return for the Plan in total.

The U.K. Plan currently invests in a professionally managed Balanced Consensus Index Fund, which has the investment objective of achieving a total return relatively equal to its benchmark. The benchmark is based upon the average asset weightings of a broad universe of U.K. pension funds invested in pooled investment vehicles and each of their relevant indices. The asset allocation as of December 31, 2008, was 82% equity, 11% fixed income and 7% cash. The U.K. Plan currently assumes a rate of return on assets of 6.8%, which represents the expected long-term annual weighted-average return.

The fair value measurements of our U.S. pension plan assets at December 31, 2008 are as follows (in millions of dollars):

Cash	$1.6
Equity Securities:
U.S. Large Cap	57.4
U.S. Mid Cap	15.4
U.S. Small Cap	12.6
International Large Cap	42.6
Fixed Income Securities:
U.S. Treasuries	54.4
Corporate Bonds	43.2
Mortgage-backed Bonds	8.2
Real Estate (REITs)	1.6

Total fair value of pension plan assets	$237.0

Note: All values based on quoted prices in active markets for similar assets (Level 1).

Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. In 2008, we made a discretionary cash contribution to our U.S. qualified pension plan of $1.5 million. In 2007, no contribution was made. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, it is likely we will have to make cash

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contributions in 2009 and future years. The actual level of contributions is uncertain and is dependent upon a final valuation of the plan liabilities, which will be completed later in the year. In addition, under the Pension Protection Act of 2006, there are a number of choices in valuing assets and liabilities to determine the required level of funding that can produce a wide range of potential contributions. The level of future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics and funding regulations.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions of dollars):

	Pension Benefits	Postretirement Benefits (U.S.)
2009	$32.6	$1.0
2010	29.7	1.0
2011	31.0	1.1
2012	31.4	1.0
2013	37.9	1.1
2014-2017	247.0	5.1

Note 5—Stock-Based Compensation

On February 15, 2006, the Boards of Directors of Hertz and Hertz Holdings jointly approved the Hertz Global Holdings, Inc. Stock Incentive Plan, or the "Stock Incentive Plan," which was approved by the stockholders of Hertz Holdings on March 8, 2006. The Stock Incentive Plan provided for the sale of Hertz Holdings common stock to our executive officers, other key employees and directors as well as the grant of stock options to purchase shares of Hertz Holdings common stock to those individuals. The Board of Directors of Hertz Holdings, or a committee designated by it, selected the officers, employees and directors eligible to participate in the Stock Incentive Plan and either the Board or the Compensation Committee of Hertz Holdings determined the specific number of shares to be offered or options to be granted to an individual employee or director. A maximum of 25 million shares were reserved for issuance under the Stock Incentive Plan. Hertz Holdings satisfied the need for shares of its common stock associated with the exercise of options issued under the Stock Incentive Plan through new shares reserved for issuance, not through the use of Treasury shares or open market purchases of shares.

All option grants were non-qualified options with a per-share exercise price no less than fair market value of one share of Hertz Holdings stock on the grant date. Any stock options granted have a term of ten years, and unless otherwise determined by the Board of Directors or the Compensation Committee of Hertz Holdings, vest in five equal annual installments. The options granted in 2006 vest over five years; the options granted in 2007 vest over three years, except for the grants to Mark P. Frissora, our Chief Executive Officer, and certain key executives, which vest over four years. The options granted to the outside Directors vested immediately. The Board of Directors or Compensation Committee of Hertz Holdings may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if Hertz Holdings experiences a change in control (as defined in the Stock Incentive Plan) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options will also be accelerated in the event of an employee's death or disability (as defined in the Stock Incentive Plan). Upon a termination for cause (as defined in the Stock Incentive Plan), all options held by an employee are immediately cancelled. Following a termination without cause, vested options generally remain exercisable through the earliest

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the expiration of their term or 60 days following termination of employment (180 days in the case of death, disability or retirement at normal retirement age). In May 2007, Hertz Holdings granted options to acquire 1,029,007 shares of Hertz Holdings' common stock to key executives, employees and non-management directors at exercise prices ranging from $20.55 to $21.87. In August 2007, Hertz Holdings granted options to acquire 510,000 shares of Hertz Holdings' common stock to certain executives, including an award to Mr. Frissora at exercise prices ranging from $22.61 to $23.06. In November 2007, Hertz Holdings granted options to acquire 232,000 shares of Hertz Holdings' common stock to certain executives at exercise prices ranging from $17.14 to $21.22. These options are subject to and governed by the terms of the Stock Incentive Plan and the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Director Plan."

In February 2008, Hertz Holdings granted options to acquire 2,481,440 shares of Hertz Holdings' common stock to key executives and employees at exercise prices ranging from $12.74 to $12.97 under the Stock Incentive Plan and the Director Plan. These options are subject to and governed by the terms of the Stock Incentive Plan and the Director Plan.

On February 28, 2008, the Board of Directors of Hertz Holdings adopted the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan", which was approved by the stockholders of Hertz Holdings at the annual meeting of stockholders held on May 15, 2008. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors.

The Omnibus Plan provides that no further awards will be granted pursuant to the Stock Incentive Plan and the Director Plan, or the "Prior Plans." However, awards that had been previously granted pursuant to the Prior Plans will continue to be subject to and governed by the terms of the Prior Plans. As of December 31, 2008, there were 15.0 million shares of Hertz Holdings' common stock underlying awards outstanding under the Prior Plans. In addition, as of December 31, 2008, there were 2.4 million shares of Hertz Holdings' common stock underlying awards outstanding under the Omnibus Plan.

In addition to the 17.4 million shares underlying outstanding awards as of December 31, 2008, Hertz Holdings had 15.3 million shares of its common stock available for issuance under the Omnibus Plan. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

Shares subject to any award granted under the Omnibus Plan that for any reason are canceled, terminated, forfeited, settled in cash or otherwise settled without the issuance of common stock after the effective date of the Omnibus Plan will generally be available for future grants under the Omnibus Plan.

All stock options and stock appreciation rights granted under the Omnibus Plan will have a per-share exercise price of not less than the fair market value of one share of Hertz Holdings common stock on the grant date. Stock options and stock appreciation rights will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee of the Board of Directors of Hertz Holdings. No stock options or stock appreciation rights will be exercisable after ten years from the grant date. The compensation committee of the Board of Directors of Hertz Holdings may at its discretion accelerate the vesting of an option or stock appreciation right at any time. In addition, vesting of options and stock appreciation rights will be accelerated if Hertz Holdings experiences a change in control (as defined in the Omnibus Plan) unless options or stock appreciation rights with substantially equivalent terms and economic value are substituted for existing options and stock appreciation rights in place of accelerated vesting. Vesting of

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options and stock appreciation rights will also be accelerated in the event of an employee's death or disability (as defined in the Omnibus Plan). Upon a termination for cause (as defined in the Omnibus Plan), all options and stock appreciation rights held by the employee are immediately cancelled. Following a termination without cause, vested options and stock appreciation rights will generally remain exercisable through the earliest of the expiration of their term or 30 days following termination of employment (or one year in the case of death or disability).

Performance stock, performance stock units and performance units granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the compensation committee of the Board of Directors of Hertz Holdings. In the event of an employee's death or disability, a pro rata portion of the employee's performance stock, performance stock units and performance units will vest to the extent performance goals are achieved at the end of the performance period. Upon a termination of employment or for any other reason, all outstanding performance stock, performance stock units and performance units held by the employee are immediately canceled.

Restricted stock and restricted stock units granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee of the Board of Directors of Hertz Holdings. Upon a termination of employment for any reason, any unvested restricted stock or restricted stock units of the employee will be canceled.

Each deferred stock unit granted under the Omnibus Plan represents the right to receive one share of Hertz Holdings' common stock on a specified future date. Generally, upon a participant's termination of employment other than for cause, Hertz Holdings will issue one share of its common stock to the participant for each deferred stock unit the participant then holds.

In May 2008, Hertz Holdings granted options to acquire 209,748 shares of Hertz Holdings' common stock to non-management directors or their assignees at an exercise price of $14.21 per share. These options are subject to and governed by the terms of the Omnibus Plan. See Note 14—Related Party Transactions—Director Compensation Policy.

In August 2008, Hertz Holdings granted options to acquire 861,300 shares of Hertz Holdings' common stock to key executives and employees at an exercise price of $8.61 per share under the Omnibus Plan.

In November 2008, Hertz Holdings granted options to acquire 43,000 shares of Hertz Holdings' common stock at an exercise price of $4.96 per share, and in December Hertz Holdings granted options to acquire 5,000 shares of its common stock at an exercise price of $2.73 per share, to newly hired key executives and employees under the Omnibus Plan. Options granted to our and Hertz Holdings' employees and key executives in 2008 under the Omnibus Plan generally have the terms set forth in the Omnibus Plan, however, following a termination without cause, vested options remain exercisable through the earliest of the expiration of their term or 90 days following termination of employment other than for death or disability.

We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R. The non-cash stock-based compensation expense associated with the Stock Incentive Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level. The options are being accounted for as equity-classified awards. We will recognize compensation cost on a straight-line basis over the vesting period. The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Because the stock of Hertz Holdings became publicly traded in November 2006 and has a short trading history, it

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is not practicable for us to estimate the expected volatility of Hertz Holdings' share price, or a peer company share price, because there is not sufficient historical information about past volatility. Therefore, we have used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of Hertz Holdings' common stock price as an assumption in the valuation model. We selected the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we used the U.S. large capitalization component, which includes the top 70% of the index universe (by market value).

The calculation of the historical volatility of the index was made using the daily historical closing values of the index for the preceding 6.25 years, because that is the expected term of the options using the simplified approach allowed under Staff Accounting Bulletin No. 107.

The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term, as of the grant dates. The assumed dividend yield is zero. We assume that each year 1% of the options that are outstanding but not vested will be forfeited because of employee attrition.

Assumption	2008 Grants	2007 Grants
Expected volatility	30.8%	39.7% - 50.2%
Weighted-average volatility	30.8%	46.8%
Expected dividends	0.0%	0.0%
Expected term (years)	5.0 - 6.25	5.0 - 6.5
Risk-free rate	2.56 - 3.75%	4.38% - 4.79%
Forfeiture rate (per year)	1.0%	1.0%

A summary of option activity under the Stock Incentive Plan and the Omnibus Plan as of December 31, 2008 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands of dollars)
Outstanding at January 1, 2008	14,555,331	$7.91	8.5	$126,139
Granted	3,600,488	$11.88
Exercised	(1,218,560)	$6.04
Forfeited or Expired	(849,852)	$6.88

Outstanding at December 31, 2008	16,087,407	$8.97	7.9	3,987

Exercisable at December 31, 2008	5,051,656	$8.16	7.5	$1,504

The weighted average grant date fair value of options granted during the years ended December 31, 2008 and 2007 was $4.42 and $11.16, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $6.8 million and $20.3 million, respectively.

A total of 1,218,560 options were exercised in the year ended December 31, 2008 and Hertz Holdings received $6.7 million from the issuance of shares related to these exercises.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of non-vested options as of December 31, 2008, and changes during the year, is presented below.

	Non-vested Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Calculated Value
Non-vested as of January 1, 2008	11,666,151	$8.21	$6.90
Granted	3,600,488	$11.88	$4.42
Vested	(3,381,036)	$8.65	$6.73
Forfeited or Expired	(849,852)	$6.88	$6.18

Non-vested as of December 31, 2008	11,035,751	$9.33	$6.24

For the year ended December 31, 2008, we recognized compensation cost of approximately $27.8 million ($17.1 million, net of tax) for options granted pursuant to our Prior Plans and the Omnibus Plan. As of December 31, 2008, there was approximately $64.5 million of total unrecognized compensation cost related to non-vested stock options granted by Hertz Holdings under the Prior Plans and Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates. The total fair value of shares vested during the years ended December 31, 2008 and 2007, was $22.8 million and $24.8 million, respectively.

On February 28, 2008, upon recommendation of the compensation committee of the Board of Directors of Hertz Holdings, the Board of Directors of Hertz Holdings adopted the Hertz Global Holdings, Inc. Employee Stock Purchase Plan, or the "ESPP," and the plan was approved by Hertz Holdings' stockholders on May 15, 2008. The ESPP is intended to be an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code.

The maximum number of shares that may be purchased under the ESPP is 3,000,000 shares Hertz Holdings' common stock, subject to adjustment in the case of any change in Hertz Holdings' shares, including by reason of a stock dividend, stock split, share combination, recapitalization, reorganization, merger, consolidation or change in corporate structure. As of December 31, 2008, the closing price of Hertz Holdings' common stock was $5.07.

An eligible employee may elect to participate in the ESPP each quarter (or other period established by the compensation committee of the Board of Directors of Hertz Holdings) through a payroll deduction. The maximum and minimum contributions that an eligible employee may make under all of our qualified employee stock purchase plans, will be determined by the Compensation Committee of the Board of Directors of Hertz Holdings, provided that no employee may be permitted to purchase stock with an aggregate fair market value greater than $25,000 per year. At the end of the offering period, the total amount of each employee's payroll deduction will be used to purchase shares of Hertz Holding's common stock. The purchase price per share will be not less than 85% of the market price of Hertz Holdings' common stock on the date of purchase; the exact percentage for each offering period will be set in advance by the Committee.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2008, we recognized compensation cost of approximately $0.1 million ($0.1 million, net of tax) for the amount of the discount on the stock purchased by our employees. Approximately 1,400 employees participated in the ESPP as of December 31, 2008.

In November, 2008 Hertz Holdings granted 525,000 Restricted Stock Units, or "RSUs," to key executives and employees at a fair value of $5.04 and 760,000 Performance Stock Units, or "PSUs," at fair values ranging from $4.70 to $5.04 including a grant of 215,000 PSUs to Mr. Frissora. RSUs granted in 2008 generally have the terms set forth in the Omnibus Plan, however in the event of an employee's death or disability (as defined in the Omnibus Plan), a pro rata portion of the RSUs that would have vested on the next anniversary of the grant date will vest and the remainder of the RSUs will be canceled.

Compensation expense for RSUs and PSUs is based on the grant date fair value, and is recognized ratably over the two year vesting period. The PSUs have an additional vesting condition. Half of each award of PSUs will vest on the first anniversary of the grant date if the consolidated leverage ratio covenants within our Senior Credit Facilities have not been violated during that twelve month period. Assuming the first half of the grant vests, the second half will vest on the second anniversary of the grant date. If the consolidated leverage ratio covenant is violated during the first twelve months, all PSUs will be forfeited.

For the year ended December 31, 2008, we recognized compensation cost of approximately $0.4 million ($0.2 million, net of tax) for RSUs and PSUs.

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in thousands of dollars):

	Years ended December 31,
	2008	2007	2006
Depreciation of revenue earning equipment	$2,020,300	$1,905,846	$1,761,804
Adjustment of depreciation upon disposal of the equipment	83,115	21,185	(35,857)
Rents paid for vehicles leased	90,749	76,329	31,255

Total	$2,194,164	$2,003,360	$1,757,202

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2008, 2007 and 2006 included (in millions of dollars) a net loss of $32.1 and net gains of $0.6 and $16.3, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations, and net losses of $51.0, $21.8 and net gains of $19.6, respectively, on the disposal of vehicles used in our car rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During 2008, 2007 and 2006, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $36.6 million, $13.7 million and $5.3 million in depreciation expense for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, depreciation rates in certain of our equipment rental operations were decreased and resulted in net decreases of $3.9 million, $13.1 million and $18.4 million in depreciation expense for the years ended December 31, 2008 and 2007, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006, our worldwide car rental operations sold approximately 189,700, 163,700 and 101,000 non-program cars, respectively, a 15.9% increase in 2008 versus 2007.

Note 7—Taxes on Income

The components of income (loss) before income taxes and minority interest for the periods were as follows (in thousands of dollars):

	Years ended December 31,
	2008	2007	2006
Domestic	$(1,167,269)	$192,014	$101,134
Foreign	(216,126)	196,842	139,595

Total	$(1,383,395)	$388,856	$240,729

The total provision (benefit) for taxes on income consists of the following (in thousands of dollars):

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$(1,519)	$10,500	$6,576
Foreign	36,527	18,346	28,527
State and local	3,248	13,982	2,537

Total current	38,256	42,828	37,640

Deferred:
Federal	(192,967)	67,049	41,609
Foreign	(12,664)	8,374	11,148
State and local	(30,282)	(15,910)	(6,670)

Total deferred	(235,913)	59,513	46,087

Total provision (benefit)	$(197,657)	$102,341	$83,727

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax liability at December 31, 2008 and 2007 are as follows (in thousands of dollars):

	2008	2007
Deferred Tax Assets:
Employee benefit plans	$101,779	$155,478
Net operating loss carryforwards	451,949	476,160
Foreign tax credit carryforwards	20,786	21,177
Federal and state tax credit carryforwards	8,782	5,379
Accrued and prepaid expenses	263,525	162,509

Total Deferred Tax Assets	846,821	820,703
Less: Valuation Reserves	(123,210)	(69,879)

Total Net Deferred Tax Assets	723,611	750,824

Deferred Tax Liabilities:
Depreciation on tangible assets	(1,165,832)	(1,414,946)
Intangible assets	(1,053,816)	(1,146,869)

Total Deferred Tax Liabilities	(2,219,648)	(2,561,815)

Net Deferred Tax Liability	$(1,496,037)	$(1,810,991)

As of December 31, 2008, deferred tax assets of $269.7 million were recorded for U.S. Federal Net Operating Losses, or "NOL," carryforwards of $770.5 million. The total Federal NOL carryforwards are $779.0 million of which $8.5 million relate to excess tax deductions associated with stock option plans which have yet to reduce taxes payable. Upon the utilization of these carryforwards, the associated tax benefits of approximately $3.0 million will be recorded to Additional Paid-in Capital. The Federal NOLs begin to expire in 2025. State NOLs associated with the Federal NOL, exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $62.4 million. The state NOLs begin to expire in 2010.

On January 1, 2009, Bank of America acquired a majority equity interest in Merrill Lynch & Co. For U.S. income tax purposes the transaction, when combined with other unrelated transactions during the previous 36 months, may have resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, utilization of all pre-2009 U.S. net operating losses may be subject to an annual limitation. The limitation is not expected to result in a loss of net operating losses or have a material adverse impact on taxes.

As of December 31, 2008, deferred tax assets of $119.8 million were recorded for foreign NOL carryforwards of $515.2 million, of which $428.8 million have an indefinite carryforward period. The remaining foreign NOLs of $86.4 million are subject to expiration and begin to expire in 2015. The deferred tax assets related to the NOLs subject to expiration amount to $25.6 million. A valuation allowance of $73.9 million at December 31, 2008 was recorded against a portion of the total deferred tax assets of $119.8 million because those assets relate to jurisdictions that have historical losses and the likelihood exists that a portion of the NOL carryforwards may not be utilized in the future.

As of December 31, 2008, deferred tax assets for U.S. Foreign Tax Credit carryforwards were $20.8 million which relate to credits generated as of December 31, 2007. The carryforwards will begin to expire in 2015. A valuation allowance of $13.5 million at December 31, 2008 was recorded against a portion of the U.S. foreign tax credit deferred tax assets in the likelihood that they may not be utilized in

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the future. A deferred tax asset was also recorded for various state tax credit carryforwards of $3.9 million, which will begin to expire in 2027.

As of December 31, 2008, total valuation allowances of $123.2 million were recorded against deferred tax assets.

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Years ended December 31,
	2008	2007	2006
Statutory Federal Tax Rate	35.0%	35.0%	35.0%
Foreign tax differential	(3.3)	(6.0)	(4.0)
State and local income taxes, net of federal income tax benefit	0.7	2.0	2.6
Effect of impairment charges	(16.6)	—	—
Increase (decrease) in valuation allowance	(1.0)	—	4.1
Change in statutory rates	0.1	(8.0)	(4.5)
All other items, net	(0.6)	3.3	1.6

Effective Tax Rate	14.3%	26.3%	34.8%

The reduction in the 2008 effective tax rate is primarily due to the tax benefits associated with an increase in the valuation allowance for losses in certain non-U.S. jurisdictions and recording a valuation allowance on certain U.S. deferred tax assets where management determined the likelihood exists the assets may not be realized as well as goodwill impairment charges for which no benefit can be realized.

As of December 31, 2008, our foreign subsidiaries have immaterial net undistributed earnings. Deferred tax liabilities have not been recorded for such earnings because it is management's current intention to permanently reinvest undistributed earnings offshore and it is not practicable to determine such deferred tax liabilities. If, in the future, undistributed earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future, deferred tax liabilities will be recorded.

The provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," or "FIN 48," were adopted on January 1, 2007. Upon adoption, an $18.9 million increase to liabilities for unrecognized tax benefits was recorded. The increase in liabilities was recorded as of January 1, 2007 as a decrease of $3.6 million "Retained Earnings" which is reflected in our consolidated balance sheet and an increase of $15.3 million to "Goodwill" which is reflected in our consolidated balance sheet.

On the adoption date, total unrecognized tax benefits were $20.3 million. As of December 31, 2008, total unrecognized tax benefits were $21.7 million, of which $21.3 million, if recognized, would favorably impact the effective tax rate in future periods. The remaining balance of $0.4 million relates to temporary difference items. To the extent these items reverse in the future, the temporary items will affect current and deferred income tax expense in continuing operations with no impact to the effective tax rate.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

	2008	2007
Balance at January 1	$35,549	$20,281
Increase (decrease) attributable to tax positions taken during prior periods	(5,693)	6,465
Increase attributable to tax positions taken during the current year	5,202	9,496
Decrease attributable to settlements with taxing authorities	(13,349)	(693)

Balance at December 31	$21,709	$35,549

We conduct business globally and, as a result, file one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 1998 to 2008. A tax indemnification agreement entered into with Ford on the Closing Date indemnifies Hertz from U.S. federal and unitary state, and certain combined non-U.S. income tax liabilities for all periods prior to December 21, 2005. We are not currently under audit by the Internal Revenue Service. Several U.S. state and non-U.S. jurisdictions are under audit.

In many cases the uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. It is reasonable that approximately $7.7 million of unrecognized tax benefits may reverse within the next twelve months due to settlement with the relevant taxing authorities and/or the filing of amended income tax returns.

Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of "(Provision) benefit for taxes on income" in the consolidated statement of operations. During 2008, approximately $0.6 million in net, after-tax interest and penalties were recognized. Approximately $6.0 million of net, after-tax interest and penalties are accrued in the consolidated balance sheet at December 31, 2008. During 2007, we recognized approximately $2.2 million in net, after-tax interest and penalties. We had approximately $12.0 million of net, after-tax interest and penalties accrued in our consolidated balance sheet at December 31, 2007.

Note 8—Lease and Concession Agreements

We have various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in thousands of dollars):

	Years ended December 31,
	2008	2007	2006
Rents	$144,238	$130,954	$120,726
Concession fees:
Minimum fixed obligations	251,015	301,479	279,487
Additional amounts, based on revenues	268,792	209,589	194,220

Total	$664,045	$642,022	$594,433

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2008, minimum obligations under existing agreements referred to above are approximately as follows (in thousands of dollars):

	Rents	Concessions
2009	$117,904	$258,828
2010	97,208	185,689
2011	77,723	151,384
2012	62,432	126,905
2013	49,064	90,389
Years after 2013	183,282	304,026

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

In addition to the above, we have various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in thousands of dollars):

	Years ended December 31,
	2008	2007	2006
Revenue earning equipment	$90,749	$76,329	$31,255
Office and computer equipment	10,260	11,271	14,718

Total	$101,009	$87,600	$45,973

As of December 31, 2008, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in thousands of dollars): 2009, $42,522; 2010, $12,891; 2011, $2,249; 2012, $1,057; 2013, $51; years after 2013, $20.

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

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes and minority interest plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts and certain one-time charges and non-operational items. The contribution of our reportable segments for the years ended December 31, 2008, 2007 and 2006 are summarized below (in millions of dollars).

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31,
	2008	2007	2006
Revenues
Car rental	$6,858.2	$6,920.6	$6,378.0
Equipment rental	1,658.1	1,755.9	1,672.6
Other reconciling items	8.8	9.1	7.8

Total	$8,525.1	$8,685.6	$8,058.4

Adjusted pre-tax income(a)
Car rental	$289.1	$605.0	$472.3
Equipment rental	$272.0	$373.8	$345.5
Depreciation of revenue earning equipment
Car rental	$1,843.8	$1,695.4	$1,479.6
Equipment rental	350.4	308.0	277.6

Total	$2,194.2	$2,003.4	$1,757.2

Depreciation of property and equipment
Car rental	$126.0	$130.8	$150.8
Equipment rental	40.8	40.4	40.5
Other reconciling items	6.0	5.9	5.9

Total	$172.8	$177.1	$197.2

Amortization of other intangible assets
Car rental	$33.9	$30.4	$29.4
Equipment rental	32.4	32.2	32.2

Total	$66.3	$62.6	$61.6

Interest expense, net of interest income
Car rental	$444.8	$436.8	$424.1
Equipment rental	109.5	146.3	140.0
Other reconciling items	291.4	292.7	296.6

Total	$845.7	$875.8	$860.7

Revenue earning equipment and property and equipment
Car rental
Expenditures	$9,876.3	$10,764.7	$10,712.1
Proceeds from disposals	(8,581.8)	(9,073.2)	(9,368.5)

Net expenditures	$1,294.5	$1,691.5	$1,343.6

Equipment rental
Expenditures	$317.7	$770.6	$929.6
Proceeds from disposals	(292.2)	(230.5)	(260.4)

Net expenditures	$25.5	$540.1	$669.2

Other reconciling items
Expenditures	$8.9	$2.8	$3.1
Proceeds from disposals	(12.5)	(9.5)	—

Net expenditures (proceeds)	$(3.6)	$(6.7)	$3.1

	December 31,
	2008	2007
Total assets at end of year
Car rental	$12,161.1	$13,247.3
Equipment rental	3,499.3	4,812.3
Other reconciling items	790.9	1,195.6

Total	$16,451.3	$19,255.2

Revenue earning equipment, net, at end of year
Car rental	$6,501.4	$7,610.4
Equipment rental	2,190.1	2,697.5

Total	$8,691.5	$10,307.9

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in the United States and in international countries. International operations are substantially in Europe. The operations within major geographic areas are summarized below (in millions of dollars):

	Years ended December 31,
	2008	2007	2006
Revenues
United States	$5,506.1	$5,849.9	$5,631.2
International	3,019.0	2,835.7	2,427.2

Total	$8,525.1	$8,685.6	$8,058.4

Depreciation of revenue earning equipment
United States	$1,509.3	$1,460.8	$1,333.2
International	684.9	542.6	424.0

Total	$2,194.2	$2,003.4	$1,757.2

Depreciation of property and equipment
United States	$125.8	$130.8	$150.7
International	47.0	46.3	46.5

Total	$172.8	$177.1	$197.2

Amortization of other intangible assets
United States	$43.3	$43.1	$43.1
International	23.0	19.5	18.5

Total	$66.3	$62.6	$61.6

Interest expense, net of interest income
United States	$635.2	$716.1	$706.0
International	210.5	159.7	154.7

Total	$845.7	$875.8	$860.7

Revenue earning equipment and property and equipment
United States
Expenditures	$5,844.8	$7,399.9	$8,037.8
Proceeds from disposals	(5,174.0)	(5,988.1)	(6,620.1)

Net expenditures	$670.8	$1,411.8	$1,417.7

International
Expenditures	$4,358.1	$4,138.2	$3,607.0
Proceeds from disposals	(3,712.5)	(3,325.1)	(3,008.8)

Net expenditures	$645.6	$813.1	$598.2

	December 31,
	2008	2007
Total assets at end of year
United States	$10,921.5	$12,860.4
International	5,529.8	6,394.8

Total	$16,451.3	$19,255.2

Revenue earning equipment, net, at end of year
United States	$6,132.8	$7,113.0
International	2,558.7	3,194.9

Total	$8,691.5	$10,307.9

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
The following table reconciles adjusted pre-tax income (loss) to income (loss) before income taxes and minority interest for the years ended December 31, 2008, 2007 and 2006 (in millions of dollars):

	Years ended December 31,
	2008	2007	2006
Adjusted pre-tax income
Car rental	$289.1	$605.0	$472.3
Equipment rental	272.0	373.8	345.5

Total reportable segments	561.1	978.8	817.8
Adjustments:
Other reconciling items(1)	(324.5)	(318.1)	(330.9)
Purchase accounting(2)	(101.0)	(95.2)	(90.4)
Non-cash debt charges(3)	(100.2)	(105.9)	(99.5)
Restructuring charges	(216.2)	(96.4)	—
Restructuring related charges(4)	(26.3)	—	—
Impairment charges(5)	(1,168.9)	—	—
Management transition costs	(5.2)	(15.0)	(9.8)
Stock purchase compensation charge	—	—	(13.3)
Unrealized transaction loss on Euro-denominated debt(6)	—	—	(19.2)
Unrealized gain (loss) on derivatives(7)	(12.0)	4.1	—
Realized gain on derivatives(7)	9.8	—	—
Gain on sale of swap derivatives	—	—	1.0
Sponsor termination fee	—	—	(15.0)
Vacation accrual adjustment(8)	—	36.5	—

Income (loss) before income taxes and minority interest	$(1,383.4)	$388.8	$240.7

(1)
Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as our third-party claim management services.

(2)
Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

(3)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For years ended December 31, 2008 and 2007, also includes $11.8 million and $20.4 million, respectively, associated with the ineffectiveness of the HVF swaps. During the year ended December 31, 2008, also includes $30.0 million related to the write-off of deferred financing costs associated with those countries outside the United States as to which take-out asset-based facilities have not been entered into. During the year ended December 31, 2007, includes the write-off of $16.2 million of unamortized debt costs associated with a debt modification. During the year ended December 31, 2006, also includes $1.0 million associated with the reversal of the ineffectiveness of our HVF swaps.

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

(5)
Represents the non-cash goodwill other intangible asset and property and equipment charges recorded in the fourth quarter of 2008.

(6)
Represents unrealized losses on currency translation of our Euro-denominated debt. On October 1, 2006, we designated this Euro-denominated debt as an effective net investment hedge of our Euro-denominated net investment in our international operations and as such we will no longer incur unrealized exchange transaction gains or losses in our consolidated statement of operations.

(7)
Represents unrealized gains and losses and a realized gain on interest rate swaptions.

(8)
Represents a decrease in the employee vacation accrual relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Litigation and Guarantees

Legal Proceedings

Fuel-Related Class Actions

We had been a defendant in four purported class actions—filed in Texas, Oklahoma, New Mexico and Nevada—in which the plaintiffs put forth alternate theories to challenge the application of our Fuel and Service Charge, or "FSC," on rentals of cars that were returned with less fuel than when rented. The actions in Texas and Oklahoma were dismissed in 2008 and the actions in New Mexico and Nevada were dismissed in 2007.

  1.
  Texas

    On March 15, 2004, Jose M. Gomez, individually and on behalf of all other similarly situated persons, v. The Hertz Corporation was commenced in the 214th Judicial District Court of Nueces County, Texas. Gomez purported to be a class action filed alternatively on behalf of all persons who were charged a FSC by us or all Texas residents who were charged a FSC by us. The petition alleged that the FSC is an unlawful penalty and that, therefore, it is void and unenforceable. The plaintiff sought an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In response to various motions by us, the plaintiff filed two amended petitions, which scaled back the putative class from a nationwide class to a class of all Texas residents who were charged a FSC by us or by our Corpus Christi licensee. A new cause of action was also added for conversion for which the plaintiff sought punitive damages. After some limited discovery, we filed a motion for summary judgment in December 2004. That motion was denied in January 2005. The parties then engaged in more extensive discovery. In April 2006, the plaintiff further amended his petition by adding a cause of action for fraudulent misrepresentation and, at the plaintiff's request, a hearing on the plaintiff's motion for class certification was scheduled for August 2006. In May 2006, the plaintiff filed a fourth amended petition which deleted the cause of action for conversion and the plaintiff also filed a first amended motion for class certification in anticipation of the August 2006 hearing on class certification. After the hearing, the plaintiff filed a fifth amended petition seeking to further refine the putative class as including all Texas residents who were charged a FSC in Texas after February 6, 2000. In October 2006, the judge entered a class certification order which certified a class of all Texas residents who were charged an FSC in Texas after February 6, 2000. We then filed an interlocutory appeal of the class certification order with the Court of Appeals, Thirteenth District of Texas. After briefing and oral argument, the appellate court, in July 2008, reversed the trial court's order, decertified the class and remanded the case to the trial court for further proceedings. The case was then settled and a "take nothing judgment" was entered at the trial court in September of 2008 indicating that the plaintiff took nothing on his claims against the defendants with a final judgment being entered with prejudice.

  2.
  Oklahoma

    On November 18, 2004, Keith Kochner, individually and on behalf of all similarly situated persons, v. The Hertz Corporation was commenced in the District Court in and for Tulsa County, State of Oklahoma. As with the Gomez case, Kochner purported to be a class action, this time on behalf of Oklahoma residents who rented from us and incurred our FSC. The petition alleged that the imposition of the FSC is a breach of contract and amounts to an

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    unconscionable penalty or liquidated damages in violation of Article 2A of the Oklahoma Uniform Commercial Code. The plaintiff sought an unspecified amount of compensatory damages, with the return of all FSC paid or the difference between the FSC and our actual costs, disgorgement of unearned profits, attorneys' fees and costs. In March 2005, the trial court granted our motion to dismiss the action but also granted the plaintiff the right to replead. In April 2005, the plaintiff filed an amended class action petition, newly alleging that our FSC violates the Oklahoma Consumer Protection Act and that we have been unjustly enriched, and again alleged that our FSC is unconscionable under Article 2A of the Oklahoma Uniform Commercial Code. In May 2005, we filed a motion to dismiss the amended class action petition. In October 2005, the court granted our motion to dismiss, but allowed the plaintiff to file a second amended complaint and we then answered the complaint. After the parties engaged in some limited discovery, we filed a motion for summary judgment in August 2007. In February 2008, the court granted our motion to dismiss and entered judgment in our favor on all of the remaining claims.

Other Consumer or Supplier Class Actions

  1.
  HERC Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation, was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd., purported to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or "LDW," charge. The complaint alleges that the LDW is deceptive and unconscionable as a matter of law under pertinent sections of New Jersey law, including the New Jersey Consumer Fraud Act and the New Jersey Uniform Commercial Code. The plaintiff sought an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violated the New Jersey Consumer Fraud Act. The complaint also asked for attorneys' fees and costs. In October 2006, we filed an answer to the complaint. In November 2006, the plaintiff filed an amended complaint adding an additional plaintiff, Miguel V. Pro, an individual residing in Texas, and new claims relating to HERC's charging of an "Environmental Recovery Fee." Causes of action for breach of contract and breach of implied covenant of good faith and fair dealing were also added. After extensive discovery, the plaintiffs filed a motion to certify the class in May 2008. In June 2008, HERC filed its opposition to class certification, as well as a motion for summary judgment. In December 2008, the court granted class certification and we filed a petition for leave to appeal with the U.S. Court of Appeals for the Third Circuit requesting the court to exercise its discretion by reviewing the class certification order. In January 2009, the trial court denied our motion for summary judgment.

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company was filed in the United States District Court for the District of Nevada. Sobel purported to be a nationwide class action on behalf of all persons who rented cars from Hertz or Enterprise at airports in Nevada and whom Hertz or Enterprise charged airport concession recovery fees. The complaint alleged that the airport concession recovery fees violated certain provisions of Nevada law, including Nevada's Deceptive Trade Practices Act. The plaintiffs sought an

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz and Enterprise from quoting or charging any of the fees prohibited by Nevada law. The complaint also asked for attorneys' fees and costs. In November 2006, the plaintiffs and Enterprise stipulated and agreed that claims against Enterprise would be dismissed without prejudice. In January 2007, we filed a motion to dismiss. In September 2007, the court denied our motion to dismiss. We thereafter filed a motion for certification seeking to have the interpretation of Nevada Revised Statutes Section 482.31575 certified to the Nevada Supreme Court or, in the alternative, to the United States Court of Appeals for the Ninth Circuit. In October 2007, we answered the complaint. In February 2008, the United States Court of Appeals for the Ninth Circuit denied our motion for certification. Discovery commenced in Spring 2008. In January 2009, we filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment and for entry of a final injunction.

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. Fun Services purported to be a class action on behalf of all persons in Kansas and throughout the United States who on or after four years prior to the filing of the action were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiff asserted violations of the Telephone Consumer Protection Act, 47 U.S.C. Section 227, and common law conversion and the plaintiff sought damages and costs of suit. In June 2007, we removed this action to the United States District Court for the District of Kansas. In February 2008, the case was remanded to the District Court of Wyandotte County, Kansas. In April 2008, the court granted our motion to transfer venue and the case was subsequently transferred to the District Court of Johnson County, Kansas. In October 2008, the plaintiff voluntarily dismissed its conversion claim, without prejudice.

  4.
  California Tourism Assessments

    On November 14, 2007, Michael Shames, Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta was commenced in the United States District Court for the Southern District of California. Shames purported to be a class action brought on behalf of all individuals or entities that purchased rental car services from a defendant at a California situs airport after January 1, 2007. The complaint alleged that the defendants agreed to charge consumers a 2.5% assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission, or the "CTTC." The complaint also alleges that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the complaint asserted violations of 15 U.S.C. § 1, California's Unfair Competition Law and California's False Advertising Law, and sought treble damages, disgorgement, injunctive relief, interest, attorneys' fees, and costs. The complaint also asserted separately against the CTTC and Caroline Beteta, the Commission's Executive Director, alleged violations

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    of The California Bagley-Keene Open Meeting Act. In January 2008, we filed a motion to dismiss. In April 2008, the court granted—with leave to amend—the separate motions to dismiss of the rental car defendants, the CTTC and Caroline Beteta. In May 2008, the plaintiffs filed an amended complaint which added a claim for alleged violations of the California Consumers Legal Remedies Act. The rental car defendants and the CTTC subsequently filed separate motions to dismiss the amended complaint and, in July 2008, the court dismissed all claims related to the CTTC. Also in July 2008, the court dismissed all claims, except for the federal antitrust claim, related to the rental car defendants.

    On December 13, 2007, Thomas J. Comiskey, on behalf of himself and all others similarly situated v. Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, The Hertz Corporation, Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., The California Travel and Tourism Commission, and Dale E. Bonner was commenced in the United States District Court for the Central District of California. Comiskey purported to be a class action brought on behalf of all persons and entities that have paid an assessment since the inception of the Passenger Car Rental Industry Tourism Assessment Program in California on January 1, 2007. The complaint alleged that California's Passenger Car Rental Industry Tourism Assessment Program, as included in the California Tourism Marketing Act, violated the United States Constitution's Commerce Clause and First Amendment, both directly and was in violation of 42 U.S.C. § 1983, Article I, §§ 2 and 3 of the California Constitution, and Article XIX, § 2 of the California Constitution. The complaint sought injunctive and declaratory relief, that all unspent assessments collected and to be collected be held in trust, damages, interest, attorneys' fees, and costs. On December 14, 2007, Isabel S. Cohen filed in the United States District Court for the Central District of California a complaint virtually identical to that filed in Comiskey. In February 2008, the court consolidated Comiskey and Cohen, captioned the consolidated action "In re Tourism Assessment Fee Litigation," and ordered the plaintiffs to serve a single consolidated class action complaint. In April 2008, we filed a motion to dismiss the consolidated complaint and we also filed a motion to transfer the case to the United States District Court for the Southern District of California for potential consolidation with the Shames case. In September 2008, the United States District Court for the Central District of California granted the rental car defendants' motion to transfer the In re Tourism Assessment Fee Litigation to the United States District Court for the Southern District of California. In February 2009, the court granted the separate motions to dismiss that had been filed by each of the defendants and dismissed the consolidated class action complaint with prejudice.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts. In this second lawsuit—the patent action—we seek a declaratory judgment that a newly issued patent to Crawford is not infringed by Hertz and is invalid and unenforceable. In October 2007, we filed a motion to consolidate the antitrust action and the patent action and, in November 2007, the court granted our motion to consolidate the two actions. Enterprise and Crawford filed a motion to dismiss the patent action in December 2007 and Hertz and TSD filed opposition papers in January 2008. In June 2008, the court denied the motion to dismiss that had been filed by Enterprise and Crawford. Discovery will now commence. See "Part I—Item 1A—Risk Factors—Risks Related to Our Business—Claims that the software products and information technology systems that we rely on are infringing on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services" included elsewhere in this Annual Report.

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

Guarantees

At December 31, 2008 and 2007, the following guarantees (including indemnification commitments) were issued and outstanding.

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2008 and 2007, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheet in "Other accrued liabilities" were $2.2 million and $2.7 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Quarterly Financial Information (Unaudited)

A summary of the quarterly operating results during 2008 and 2007 were as follows (in thousands of dollars):

	First Quarter 2008		Second Quarter 2008		Third Quarter 2008		Fourth Quarter 2008
Revenues	$2,039,161		$2,275,277		$2,421,874		$1,788,743
Operating income (loss): income (loss) before income taxes, interest expense and minority interest	140,412	(1)(2)(5)	298,926	(1)(2)(5)	240,790	(1)(2)(5)	(1,217,794	)(1)(2)(7)
(Loss) income before income taxes and minority interest	(55,922	)(3)	92,871	(3)(6)	26,059	(3)	(1,446,403	)(3)(6)(7)
Net (loss) income	(57,773	)(4)(8)	51,171	(4)	17,529	(4)(8)	(1,217,451	)(4)(7)

	First Quarter 2007		Second Quarter 2007		Third Quarter 2007		Fourth Quarter 2007
Revenues	$1,921,532		$2,175,664		$2,449,612		$2,138,823
Operating income: income before income taxes, interest expense and minority interest	139,016	(9)(10)	334,580	(9)(10)(13)	495,312	(9)(10)(13)	295,742	(9)(10)(13)
(Loss) income before income taxes and minority interest	(90,593	)(11)	143,018	(14)	255,005	(15)	81,426	(15)
Net (loss) income	(62,581	)(12)	85,716	(12)	162,624	(12)(16)	81,066	(12)(16)

(1)
The first quarter of 2008, second quarter of 2008, third quarter of 2008 and fourth quarter of 2008 include increases of $4.2 million, $2.2 million, $12.1 million and $14.2 million, respectively, in depreciation expense related to the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment.

(2)
The first quarter of 2008, second quarter of 2008, third quarter of 2008 and fourth quarter of 2008 include $19.6 million, $32.7 million, $74.9 million and $88.9 million, respectively, of restructuring charges. See Note 12—Restructuring.

(3)
The first quarter of 2008, second quarter of 2008, third quarter of 2008 and fourth quarter of 2008 include $2.3 million, $2.7 million, $2.8 million and $4.0 million, respectively, of ineffectiveness on our interest rate swaps.

(4)
The first quarter of 2008, second quarter of 2008, third quarter of 2008 and fourth quarter of 2008 include $5.8 million, $11.4 million, $23.0 million and $19.6 million, respectively, of tax benefit related to the restructuring charge.

(5)
The first quarter of 2008, second quarter of 2008 and third quarter of 2008 include an increase of $3.2 million and decreases of $0.7 million and $2.5 million, respectively, in our employee vacation accrual relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

(6)
In the second quarter of 2008 and fourth quarter 2008 includes the write-off of $7.7 million and $22.3 million, respectively, of unamortized debt costs of those countries who are not participating in the take-out asset-based facilities.

(7)
In the fourth quarter of 2008 includes impairment charges on goodwill, other intangible assets and property and equipment of $1,168.9 million ($989.0 million, net of tax). See Note 1—Summary of Significant Accounting Policies and Note 2—Goodwill and Other Intangible Assets. Also includes $3.8 million of pre-tax ($2.4 million post-tax) adjustments related to prior quarters within the year, which had no impact on the quarters loss per share.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)
The first quarter of 2008 and third quarter of 2008 includes unfavorable tax adjustments of $4.3 million and $1.3 million, respectively, related to prior year periods, which had a negative impact in the first quarter of 2008 of $0.01 per share and third quarter of 2008 less than $0.01 per share, respectively.

(9)
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

(11)
The first quarter of 2007 includes the write-off of $16.2 million of unamortized debt costs associated with certain debt modifications and $12.8 million of ineffectiveness on our interest rate swaps.

(12)
The first quarter of 2007, second quarter of 2007, third quarter of 2007 and fourth quarter of 2007 include $12.5 million, $3.3 million, $4.5 million and $5.1 million, respectively, of tax benefit related to the restructuring charge.

(13)
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

(14)
The second quarter of 2007 includes $12.8 million associated with the reversal of the ineffectiveness of our interest rate swaps.

(15)
The third quarter of 2007 and fourth quarter of 2007 include $17.7 million and $2.7 million, respectively, of ineffectiveness on our interest rate swaps.

(16)
The third quarter of 2007 includes unfavorable tax adjustments of $5.7 million related to prior year periods, which had a negative impact in the quarter. The fourth quarter of 2007 includes net favorable tax adjustments of $5.0 million related to prior year periods, which had a positive impact in the quarter.

Note 12—Restructuring

As part of our ongoing effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and business process reengineering to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations and evaluating potential outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness.

In early 2007, we announced several initiatives to further improve our competitiveness and industry leadership through targeted job reductions affecting approximately 200 employees primarily at our corporate headquarters in Park Ridge, New Jersey and our U.S. service center in Oklahoma City, Oklahoma, and approximately 1,350 employees primarily in our U.S. car rental operations, with much smaller reductions occurring in our U.S. equipment rental operations, as well as in Canada, Puerto Rico, Brazil, Australia and New Zealand. In June 2007, we announced targeted reductions affecting approximately 480 positions in our U.S. car and equipment rental operations, as well as financial and reservations-related positions in our U.S. service center in Oklahoma City, Oklahoma. During 2007, we began to implement cost saving initiatives in our European operations, and we continued implementation of these measures in 2008. Additionally, during the fourth quarter of 2007, we finalized or substantially completed contract terms with industry leading service providers to outsource select functions globally, relating to real estate facilities management and construction, procurement and information technology. The contracts related to these outsourced functions were completed during the

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

first quarter of 2008. In the first quarter of 2008, to continue improving our competitiveness and industry position, we initiated job reductions affecting approximately 950 employees in our U.S. and European car rental operations with much smaller reductions occurring in our U.S. equipment rental operations, the corporate headquarters in Park Ridge, New Jersey, and the U.S. service center in Oklahoma City, Oklahoma.

In late May and June 2008, our U.S. equipment rental business initiated the closure of 22 branch operations across the United States to gain further operating efficiencies. This initiative resulted in severance costs for approximately 180 employees whose positions were eliminated, asset impairment charges for surplus equipment identified for disposal, recognition of future facility lease obligations and the impairment of related leasehold improvements. Additionally, in the second quarter of 2008, we implemented other cost containment and efficiency initiatives resulting in approximately 220 additional employee reductions.

During the third quarter of 2008, our equipment rental business incurred charges for asset impairments, losses on disposal of surplus equipment and recognition of future facility lease obligations related to branch closures in the U.S. and Europe. Our U.S. car rental business, in order to streamline operations and reduce costs, initiated the closure of 48 off-airport locations and incurred a charge related to facility lease obligations. Additionally, to address the challenging economic environment, we introduced a voluntary employment separation program in our U.S. operations as well as initiating involuntary employee severance actions globally. The third quarter restructuring charges included employee termination liabilities covering approximately 1,400 employees.

During the fourth quarter of 2008, our North American and European car rental businesses, in order to further streamline operations and reduce costs, initiated the closure of approximately 200 off-airport locations. Related to these location closures, as well as the elimination of several more equipment rental branches in the U.S. and Europe, we incurred charges for asset impairments, losses on disposal of surplus vehicles and equipment and recognition of future facility lease obligations for those locations vacated by year-end. The locations closed were strategically selected to enable us to continue to provide our rental services from other locations in the same area to our loyal customer base. We will continue to assess the effectiveness, size and geographical presence of our global network footprint and may make adjustments as warranted. In January 2009, we announced that, as part of a comprehensive plan to further decrease costs and as a result of reduced rental demand, we were reducing our global workforce by more than 4,000 employees beginning in the fourth quarter 2008 and continuing through the first quarter of 2009, more than half of whom are not eligible for severance benefits. We expect job reductions in the car and equipment rental businesses, corporate and support areas, and in all geographies, with an emphasis on eliminating non-customer facing jobs. Related to these location closures and continued cost reduction initiatives, we incurred restructuring charges for employee termination liabilities covering approximately 1,500 employee separations in the fourth quarter.

For the year ended December 31, 2008, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $216.1 million, which is composed of $83.8 million of termination benefits, $89.1 million in asset impairment charges, $14.1 million in facility closure and lease obligation costs, $4.0 million in facility fixed asset and inventory impairment costs, $10.0 million in consulting costs, $5.6 million in pension settlement losses and $9.5 million of other restructuring charges.

For the year ended December 31, 2007, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $96.4 million, which is composed of $65.2 million of

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

involuntary termination benefits, $21.7 million in consulting costs, a net gain of $0.4 million related to pension and post employment benefits and other charges of $9.9 million.

Additional efficiency and cost saving initiatives may be developed during 2009. However, we presently do not have firm plans or estimates of any related expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in thousands of dollars):

	Years Ended December 31,
By Caption:	2008	2007
Direct operating	$171,510	$41,185
Selling, general and administrative	44,595	55,292

Total	$216,105	$96,477

	Years Ended December 31,
By Segment:	2008	2007
Car rental	$98,223	$64,514
Equipment rental	103,151	5,034
Other reconciling items	14,731	26,929

Total	$216,105	$96,477

Our consolidated balance sheet as of December 31, 2008 and 2007, included accruals relating to the restructuring program of $60.3 million and $18.2 million, respectively. We expect to pay substantially all of the remaining restructuring obligations by the end of the second quarter 2009. The following table sets forth the activity affecting the accrual during the years ended December 31, 2008 and 2007 (in thousands of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2007	$—	$—	$—	$—	$—
Charges incurred	65,188	(366)	21,761	9,894	96,477
Cash payments	(48,886)	(7)	(19,772)	(8,869)	(77,534)
Other(1)	(1,112)	478	116	(237)	(755)

Balance as of December 31, 2007	15,190	105	2,105	788	18,188
Charges incurred	83,784	5,606	9,994	116,721	216,105
Cash payments	(51,720)	(11)	(12,387)	(12,321)	(76,439)
Other(2)	(3,838)	(5,141)	246	(88,797)	(97,530)

Balance as of December 31, 2008	$43,416	$559	$(42)	$16,391	$60,324

(1)
Includes $2.0 million of stock-based employee compensation expense relating to the acceleration of vesting for certain stock options which has been classified as "Additional paid-in capital" on our consolidated balance sheet, a reduction of $0.4 million in pension and post retirement liabilities which have been included within "Other accrued liabilities" on our consolidated balance sheet and $1.0 million in translation gains, which have been included within "Accumulated other comprehensive income (loss)" on our consolidated balance sheet.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Consists of an increase of $83.7 million for the impairment of revenue earning equipment, $5.4 million for the impairment of lease obligations, $5.1 million in pension and post retirement liabilities, $4.0 million for the impairment of fixed assets and inventory, and $1.5 million in other benefits, partly offset by $2.2 million loss in foreign currency translation, which have been included within "Accumulated other comprehensive income (loss)" on our consolidated balance sheet.

Note 13—Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, short-term investments and trade receivables. We place our cash equivalents and short-term investments with a number of financial institutions and investment funds to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2008, we had no significant concentration of credit risk.

Cash and Equivalents and Restricted Cash

Fair value approximates cost indicated on the balance sheet at December 31, 2008 because of the short-term maturity of these instruments.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities. The aggregate fair value of all debt at December 31, 2008 approximated $8.0 billion, compared to its aggregate carrying value of $11.0 billion. The aggregate fair value of all debt at December 31, 2007 approximated $11.7 billion, compared to its aggregate carrying value of $12.0 billion.

Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157 except as they relate to our non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which provisions became effective for us in January 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands of dollars):

December 31, 2008(1)
Assets:
Foreign currency options	$536
Interest rate caps	328

Total assets	$864

Liabilities:
HVF swaps(2)	$134,459
Interest rate caps	328

Total liabilities	$134,787

(1)
All fair value measurements were based upon significant observable (Level 2) inputs.

(2)
As the HVF swaps are in a liability position, the measurement of fair value reflects the nonperformance risk associated with the liability, as required by SFAS No. 157.

Derivative Instruments and Hedging Activities

Interest Rate Risk

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, HVF pays monthly interest at a fixed rate of 4.5% per annum in exchange for monthly amounts at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. HVF paid $44.8 million to reduce the fixed interest rate on the HVF Swaps from the prevailing market rates to 4.5%. Ultimately, this amount will be recognized as additional interest expense over the remaining terms of the HVF Swaps, which range from approximately 1 to 3 years. For the years ended December 31, 2008 and 2007, we recorded an expense of $11.8 million and $20.4 million, respectively, in our consolidated statement of operations, in "Interest, net of interest income," associated with the ineffectiveness of the HVF Swaps. The ineffectiveness resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease in the time value component as we continue to approach the maturity dates of the HVF Swaps. The effective portion of the change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive income (loss)." As of December 31, 2008 and 2007, the balance reflected in "Accumulated other comprehensive income (loss)" was a loss of $89.6 million (net of tax of $57.4 million) and $45.6 million (net of tax of $29.0 million), respectively. As of December 31, 2008 and 2007, the fair value of the HVF Swaps was a liability of $134.5 million and $50.2 million, respectively, which is reflected in our consolidated balance sheet in "Other accrued liabilities." The fair value of the HVF Swaps was calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

In connection with the entrance into the HVF Swaps, we entered into seven differential interest rate swap agreements, or the "differential swaps." These differential swaps were required to be put in place to protect the counterparties to the HVF Swaps in the event of an "amortization event" under the asset-

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

backed notes agreements. In the event of an "amortization event," the amount by which the principal balance on the floating rate portion of the U.S. Fleet Debt is reduced, exclusive of the originally scheduled amortization, becomes the notional amount of the differential swaps and is transferred to us. There was no payment associated with these differential swaps and their notional amounts are and will continue to be zero unless (1) there is an amortization event, which causes the amortization of the loan balance, or (2) the debt is prepaid.

An "event of bankruptcy" (as defined in the indentures governing the U.S. Fleet Debt) with respect to MBIA Insurance Corporation or Ambac Assurance Corporation would constitute an "amortization event" under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event, we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility or series, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the affected facility or series, instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer "event of bankruptcy" could lead to consequences that have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million and were due to expire on June 5, 2008. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties. As of December 31, 2007, the fair value of the swaptions was €6.2 million (or $9.2 million), which is reflected in our consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the HIL swaptions was calculated using a discounted cash flow method and applying observable market data. During the year ended December 31, 2008, the fair value adjustments related to these swaptions were an unrealized loss of $12.0 million and a realized gain of $9.8 million, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. During the years ended December 31, 2007 and 2006, the fair value adjustments related to these swaptions was a gain of $3.9 million and a loss of $2.5 million, respectively, which was recorded in our consolidated statement of operations in "Selling, general and administrative" expenses.

On September 12, 2008, a supplement was signed to the Indenture, dated as of August 1, 2006, between HVF and the Bank of New York Mellon Trust Company, N.A. This supplement created the Series 2008-1 Notes for issuance by HVF. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF acquired an interest rate cap in an amount equal to the Series 2008-1 Notes maximum principal amount of $825.0 million with a strike rate of 7% and a term until August 15, 2011. HVF bought the cap on the date the supplement was signed for $0.4 million. In connection with this interest rate cap, Hertz sold an equal and opposite cap for $0.3 million. The fair value of these interest rate caps on December 31, 2008 were an asset of $0.3 million and a liability of $0.3 million. The

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of these interest rate caps was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

Foreign Currency Risk

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of December 31, 2008 were approximately $0.5 million and we limit counterparties to financial institutions that have strong credit ratings. At December 31, 2008, the total notional amount of these foreign exchange options was $15.1 million, maturing at various dates in 2009 and 2010, and the fair value of all outstanding foreign exchange options, was approximately $0.5 million. The fair value of the foreign currency options was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans. The forward rate is reflected in the intercompany loan rate to the subsidiaries, and as a result, the forward contracts have no material impact on our results of operations. At December 31, 2008, the total notional amount of these forwards was $381.7 million, maturing within one month. The total notional amount includes forwards translated into U.S. dollar equivalent amounts as follows (in millions of dollars):

	Buy
Sell	Euro	New Zealand Dollar	U.S. Dollar
Euro	$—	$—	$57.6
Australian Dollar	—	10.4	64.0
Canadian Dollar	28.4	—	182.0
Brazilian Real	—	—	13.9
Swiss Franc	—	—	25.4

In connection with the Transactions, we issued €225 million of Senior Euro Notes. Prior to October 1, 2006, our Senior Euro Notes were not designated as a net investment hedge of our Euro-denominated net investments in our international operations. For the nine months ended September 30, 2006, we incurred unrealized exchange transaction losses of $19.2 million, resulting from the translation of these Euro-denominated notes into the U.S. dollar, which are recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of December 31, 2008 and December 31, 2007, losses of $15.7 million (net of tax of $12.6 million) and $27.8 million (net of tax of $18.3 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our consolidated balance sheet in "Accumulated other comprehensive income (loss)."

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Car purchases/repurchases and advertising arrangements

Over the five years ended December 31, 2008, on a weighted average basis, approximately 36% of the cars acquired by us for our U.S. car rental fleet, and approximately 28% of the cars acquired by us for our international fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2008, approximately 30% of the cars we acquired domestically were manufactured by Ford and subsidiaries and approximately 19% of the cars we acquired for our international fleet were manufactured by Ford and its subsidiaries.

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

The amounts contributed by Ford for the years ended December 31, 2008, 2007 and 2006 were (in millions of dollars) $24.7, $24.9 and $42.7, respectively. The advertising contributions paid by Ford for the year ended December 31, 2008 were similar to the advertising contributions we received from Ford for the year ended December 31, 2007. We incurred net advertising expense for the years ended December 31, 2008, 2007 and 2006 of (in millions of dollars) $163.2, $173.5 and $154.5, respectively.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Ford subsidiaries and affiliates also supply other brands of cars, including Volvo and Mazda cars, to us in the United States under arrangements separate from the Master Supply and Advertising Agreement. In addition, Ford, its subsidiaries and affiliates are significant suppliers of cars to our international operations.

During the years ended December 31, 2008, 2007 and 2006, we purchased cars from Ford and its subsidiaries at a cost of approximately (in billions of dollars) $2.6, $2.9 and $4.1, respectively, and sold cars to Ford and its subsidiaries under various repurchase programs for approximately (in billions of dollars) $1.7, $2.2 and $3.1, respectively.

Taxes

Prior to the Acquisition, we and our domestic subsidiaries filed a consolidated federal income tax return with Ford. Pursuant to a tax sharing agreement, or the "Agreement," with Ford, current and deferred taxes were reported, and paid to Ford, as if we had filed our own consolidated tax returns with our domestic subsidiaries. The Agreement provided that we were reimbursed for foreign tax credits in accordance with the utilization of those credits by the Ford consolidated tax group.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Director Compensation Policy

Our directors who are also members of the Board of Directors of Hertz Holdings receive no additional compensation for serving on our Board of Directors or any committee of our Board of Directors. Currently all members of our Board of Directors are also members of the Board of Directors of Hertz Holdings. The compensation expense of the Hertz Holdings' directors is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options granted under the Director Compensation Policy must be granted at an exercise price no less than fair market value of such shares on the date of grant. Options granted as part of a director's annual retainer fee will be fully vested at the time of grant and will generally have a 10-year term.

A director recognizes ordinary income upon exercising options granted in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price, and we have a corresponding tax deduction at that time. In the case of shares issued in lieu of cash fees, a director who is an individual generally recognizes ordinary income equal to the fair market value of such shares on the date such shares are paid to the director and we have a corresponding tax deduction at that time. For the years ended December 31, 2008 and 2007, we recognized $1.8 million and $1.7 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

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

Financing Arrangements with Related Parties

Affiliates of ML Global Private Equity, L.P. and its related funds (which are stockholders of Hertz Holdings) and of Merrill Lynch & Co., or "ML," one of the underwriters in the initial public offering of the common stock of Hertz Holdings and the June 2007 secondary offering by the Sponsors, were lenders under the Hertz Holdings Loan Facility (which was repaid with the proceeds of Hertz Holdings' initial public offering), are lenders under the original and amended Senior Term Facility, the original and amended Senior ABL Facility and the Fleet Financing Facility; acted as initial purchasers with respect to the offerings of the Senior Notes, the Senior Subordinated Notes and the Series 2008-1 Notes; acted as structuring advisors and agents under our ABS Program; and acted as dealer managers and solicitation agents for our tender offers for our existing debt securities in connection with the Acquisition. See Note 3—Debt.

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this new facility is $100 million. The facility expires on June 29, 2012, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus the margin in effect for the Eurocurrency Loans under our Senior ABL Facility. As of December 31, 2008, $14.8 million in borrowings were outstanding.

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

Note 15—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2008 and 2007 and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006, of (a) The Hertz Corporation, or "the Parent"; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$11,366	$21,219	$561,412	$—	$593,997
Restricted cash	1,577	35,422	694,374	—	731,373
Receivables, less allowance for doubtful accounts	230,394	190,758	1,490,152	—	1,911,304
Due from Hertz affiliate	4,347,985	48,245	3,235,872	(7,632,102)	—
Inventories, at lower cost or market	15,528	44,346	36,313	—	96,187
Prepaid expenses and other assets	800,168	7,172	122,628	(643,258)	286,710
Revenue earning equipment, net	84,185	1,670,217	6,937,136	—	8,691,538
Property and equipment, net	754,419	222,341	277,800	—	1,254,560
Investment in subsidiaries, net	4,028,643	47,691	—	(4,076,334)	—
Other intangible assets, net	149,448	2,351,260	120,878	—	2,621,586
Goodwill	71,298	—	192,763	—	264,061

Total assets	$10,495,011	$4,638,671	$13,669,328	$(12,351,694)	$16,451,316

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
Accounts payable	$310,206	$76,793	$544,337	$—	$931,336
Due to Hertz affiliate	3,318,459	1,163,221	3,165,177	(7,632,102)	14,755
Accrued liabilities	584,630	28,176	525,040	—	1,137,846
Accrued taxes	67,557	79,451	(18,656)	—	128,352
Debt	4,650,838	254	6,321,205	—	10,972,297
Public liability and property damage	121,644	18,051	171,657	—	311,352
Deferred taxes on income	—	1,369,891	769,404	(643,258)	1,496,037

Total liabilities	9,053,334	2,735,837	11,478,164	(8,275,360)	14,991,975

Minority interest	—	—	17,664	—	17,664
Stockholder's equity	1,441,677	1,902,834	2,173,500	(4,076,334)	1,441,677

Total liabilities, minority interest and stockholder's equity	$10,495,011	$4,638,671	$13,669,328	$(12,351,694)	$16,451,316

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and equivalents	$95,815	$17,977	$615,901	$—	$729,693
Restricted cash	30,894	34,547	595,584	—	661,025
Receivables, less allowance for doubtful accounts	222,653	233,722	1,234,625	—	1,691,000
Due from Hertz affiliate	4,806,900	41,495	2,827,187	(7,675,582)	—
Inventories, at lower cost or market	25,372	55,023	38,602	—	118,997
Prepaid expenses and other assets	370,862	5,911	149,008	(208,192)	317,589
Revenue earning equipment, net	109,019	2,037,797	8,161,044	—	10,307,860
Property and equipment, net	773,099	235,304	337,145	—	1,345,548
Investment in subsidiaries, net	4,999,756	57,467	—	(5,057,223)	—
Other intangible assets, net	162,145	2,807,266	154,056	—	3,123,467
Goodwill	72,154	515,068	372,771	—	959,993

Total assets	$11,668,669	$6,041,577	$14,485,923	$(12,940,997)	$19,255,172

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY
Accounts payable	$254,493	$100,267	$710,118	$—	$1,064,878
Due to Hertz affiliate	2,871,159	1,372,198	3,440,707	(7,675,582)	8,482
Accrued liabilities	556,953	31,974	438,927	—	1,027,854
Accrued taxes	85,624	15,010	27,081	—	127,715
Debt	4,858,899	323	7,100,904	—	11,960,125
Public liability and property damage	150,471	19,396	173,161	—	343,028
Deferred taxes on income	—	1,578,855	440,328	(208,192)	1,810,991

Total liabilities	8,777,599	3,118,023	12,331,226	(7,883,774)	16,343,074

Minority interest			21,028	—	21,028
Stockholder's equity	2,891,070	2,923,554	2,133,669	(5,057,223)	2,891,070

Total liabilities, minority interest and stockholder's equity	$11,668,669	$6,041,577	$14,485,923	$(12,940,997)	$19,255,172

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,153,298	$1,151,322	$5,802,465	$(2,582,030)	$8,525,055

Expenses:
Direct operating	2,427,023	648,375	1,854,620	—	4,930,018
Depreciation of revenue earning equipment	2,252,428	248,157	2,275,609	(2,582,030)	2,194,164
Selling, general and administrative	316,917	112,354	340,368	—	769,639
Interest, net of interest income	313,002	65,248	467,479	—	845,729
Impairment charges	—	956,096	212,804	—	1,168,900

Total expenses	5,309,370	2,030,230	5,150,880	(2,582,030)	9,908,450

Income (loss) before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(1,156,072)	(878,908)	651,585	—	(1,383,395)
(Provision) benefit for taxes on income	429,196	142,124	(373,663)	—	197,657
Minority interest	—	—	(20,786)	—	(20,786)
Equity in earnings (losses) of subsidiaries (net of tax)	(479,648)	(9,775)	—	489,423	—

Net income (loss)	$(1,206,524)	$(746,559)	$257,136	$489,423	$(1,206,524)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,385,027	$1,283,645	$5,312,078	$(2,295,119)	$8,685,631

Expenses:
Direct operating	2,392,525	614,621	1,637,002	—	4,644,148
Depreciation of revenue earning equipment	2,245,753	225,137	1,827,589	(2,295,119)	2,003,360
Selling, general and administrative	330,896	110,602	331,975	—	773,473
Interest, net of interest income	330,708	105,354	439,732	—	875,794

Total expenses	5,299,882	1,055,714	4,236,298	(2,295,119)	8,296,775

Income (loss) before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(914,855)	227,931	1,075,780	—	388,856
Provision (benefit) for taxes on income	363,386	(81,942)	(383,785)	—	(102,341)
Minority interest	—	—	(19,690)	—	(19,690)
Equity in earnings (losses) of subsidiaries (net of tax)	818,294	27,757		(846,051)	—

Net income (loss)	$266,825	$173,746	$672,305	$(846,051)	$266,825

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,213,233	$1,270,990	$4,607,600	$(2,033,418)	$8,058,405

Expenses:
Direct operating	2,407,773	621,921	1,446,280	—	4,475,974
Depreciation of revenue earning equipment	1,943,279	207,967	1,639,374	(2,033,418)	1,757,202
Selling, general and administrative	322,736	109,007	292,086	—	723,829
Interest, net of interest income	341,056	107,577	412,038	—	860,671

Total expenses	5,014,844	1,046,472	3,789,778	(2,033,418)	7,817,676

Income (loss) before income taxes, minority interest and equity in earnings (losses) of subsidiaries	(801,611)	224,518	817,822	—	240,729
(Provision) benefit for taxes on income	316,760	(80,361)	(320,126)	—	(83,727)
Minority interest	—	—	(16,714)	—	(16,714)
Equity in earnings (losses) of subsidiaries (net of tax)	625,139	31,215	—	(656,354)	—

Net income (loss)	$140,288	$175,372	$480,982	$(656,354)	$140,288

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(210,675)	$(12,067)	$2,319,104	$—	$2,096,362

Cash flows from investing activities:
Net change in restricted cash	—	—	(71,836)	—	(71,836)
Revenue earning equipment expenditures	(100,197)	(111,832)	(9,812,146)	—	(10,024,175)
Proceeds from disposal of revenue earning equipment	86,559	185,507	8,574,028	—	8,846,094
Property and equipment expenditures	(78,945)	(24,299)	(75,430)	—	(178,674)
Proceeds from disposal of property and equipment	11,214	6,971	22,239	—	40,424
Acquisitions, net of cash acquired	(14,050)	(17,616)	(39,254)		(70,920)
Other investing activities	—	—	(488)	—	(488)

Net cash provided by (used in) investing activities	(95,419)	38,731	(1,402,887)	—	(1,459,575)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,408	—	11,157	—	22,565
Repayment of long-term debt	(65,246)	(69)	(795,200)	—	(860,515)
Short-term borrowings:
Proceeds	—	—	396,679	—	396,679
Repayments	—	—	(374,333)		(374,333)
Ninety day term or less, net	279,300	(23,353)	(57,186)	—	198,761
Payment of financing costs	(10,090)	—	(51,133)	—	(61,223)
Loan with Hertz affiliate	6,273	—	—	—	6,273
Distributions to minority interest	—	—	(24,150)	—	(24,150)

Net cash provided by (used in) financing activities	221,645	(23,422)	(894,166)	—	(695,943)

Effect of foreign exchange rate changes on cash and equivalents	—	—	(76,540)	—	(76,540)

Net change in cash and equivalents during the period	(84,449)	3,242	(54,489)	—	(135,696)
Cash and equivalents at beginning of period	95,815	17,977	615,901	—	729,693

Cash and equivalents at end of period	$11,366	$21,219	$561,412	$—	$593,997

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by operating activities	$551,034	$237,984	$2,304,550	$—	$3,093,568

Cash flows from investing activities:
Net change in restricted cash	—	—	(105,856)	—	(105,856)
Revenue earning equipment expenditures	(147,252)	(432,384)	(10,762,459)	—	(11,342,095)
Proceeds from disposal of revenue earning equipment	125,119	162,974	8,926,173	—	9,214,266
Property and equipment expenditures	(79,880)	(40,088)	(76,033)	—	(196,001)
Proceeds from disposal of property and equipment	40,307	7,384	51,266	—	98,957
Licensee acquisitions	(2,573)	—	(9,941)		(12,514)
Other investing activities	—	—	(362)	—	(362)

Net cash used in investing activities	(64,279)	(302,114)	(1,977,212)	—	(2,343,605)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	774	341	8,788	—	9,903
Repayment of long-term debt	(729,966)	(78)	(266,159)	—	(996,203)
Short-term borrowings:
Proceeds	—	—	695,000	—	695,000
Repayments	—	—	(695,000)		(695,000)
Ninety day term or less, net	130,141	16,761	148,327	—	295,229
Payment of financing costs	(13,080)	—	(26,815)	—	(39,895)
Loan with Hertz affiliate	8,482	—	—	—	8,482
Distributions to minority interest	—	—	(13,475)	—	(13,475)

Net cash provided by (used in) financing activities	(603,649)	17,024	(149,334)	—	(735,959)

Effect of foreign exchange rate changes on cash and equivalents	—	—	43,858	—	43,858

Net change in cash and equivalents during the period	(116,894)	(47,106)	221,862	—	57,862
Cash and equivalents at beginning of period	212,709	65,083	394,039	—	671,831

Cash and equivalents at end of period	$95,815	$17,977	$615,901	$—	$729,693

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by operating activities	$354,800	$530,282	$1,752,478	$—	$2,637,560

Cash flows from investing activities:
Net change in restricted cash	—	—	(260,212)	—	(260,212)
Revenue earning equipment expenditures	(226,023)	(673,036)	(10,521,839)	—	(11,420,898)
Proceeds from disposal of revenue earning equipment	200,502	197,709	9,156,814	—	9,555,025
Property and equipment expenditures	(101,237)	(44,355)	(78,351)	—	(223,943)
Proceeds from disposal of property and equipment	36,280	6,958	30,649	—	73,887
Other investing activities	—	—	(2,016)	—	(2,016)

Net cash used in investing activities	(90,478)	(512,724)	(1,674,955)	—	(2,278,157)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	293,656	—	15,781	—	309,437
Repayment of long-term debt	(184,795)	(822)	(61,808)	—	(247,425)
Short-term borrowings:
Proceeds	—	—	747,469	—	747,469
Repayments	(86,266)	—	(814,857)	—	(901,123)
Ninety days or less, net	(173,711)	—	(291,884)	—	(465,595)
Dividends paid	(15,471)	—	—	—	(15,471)
Distributions to minority interest	—	—	(10,830)	—	(10,830)
Payment of financing costs	(35,783)	—	—	—	(35,783)

Net cash used in financing activities	(202,370)	(822)	(416,129)	—	(619,321)

Effect of foreign exchange rate changes on cash and equivalents	—	—	87,841	—	87,841

Net change in cash and equivalents during the period	61,952	16,736	(250,765)	—	(172,077)
Cash and equivalents at beginning of period	150,757	48,347	644,804	—	843,908

Cash and equivalents at end of period	$212,709	$65,083	$394,039	$—	$671,831

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE HERTZ CORPORATION

PARENT COMPANY BALANCE SHEETS

(In Thousands of Dollars)

	December 31,
	2008	2007
ASSETS
Cash and equivalents	$11,366	$95,815
Restricted cash	1,577	30,894
Receivables, less allowance for doubtful accounts	230,394	222,653
Due from Hertz affiliates	4,347,985	4,806,900
Inventories, at lower of cost or market	15,528	25,372
Prepaid expenses and other assets	800,168	370,862
Revenue earning equipment, net	84,185	109,019
Property and equipment, net	754,419	773,099
Investments in subsidiaries, net	4,028,643	4,999,756
Other intangible assets, net	149,448	162,145
Goodwill	71,298	72,154

Total assets	$10,495,011	$11,668,669

LIABILITIES AND STOCKHOLDER'S EQUITY
Due to Hertz affiliates	$3,318,459	$2,871,159
Accounts payable	310,206	254,493
Accrued liabilities	584,630	556,953
Accrued taxes	67,557	85,624
Debt	4,650,838	4,858,899
Public liability and property damage	121,644	150,471
Deferred taxes on income	—	—

Total Liabilities	9,053,334	8,777,599

Stockholder's equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares	—	—
Additional paid-in capital	2,381,684	2,353,911
Retained earnings (deficit)	(839,872)	366,652
Accumulated other comprehensive income (loss)	(100,135)	170,507

Total stockholder's equity	1,441,677	2,891,070

Total liabilities and stockholder's equity	$10,495,011	$11,668,669

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

THE HERTZ CORPORATION

PARENT COMPANY STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

	Years ended December 31,
	2008	2007	2006
Total revenues	$4,153,298	$4,385,027	$4,213,233

Expenses:
Direct operating	2,427,023	2,392,525	2,407,773
Depreciation of revenue earning equipment	2,252,428	2,245,753	1,943,279
Selling, general and administrative	316,917	330,896	322,736
Interest, net of interest income	313,002	330,708	341,056

Total expenses	5,309,370	5,299,882	5,014,844

Loss before income taxes and minority interest	(1,156,072)	(914,855)	(801,611)
Benefit for taxes on income	429,196	363,386	316,760
Equity in earnings (losses) of subsidiaries (net of tax)	(479,648)	818,294	625,139

Net income (loss)	$(1,206,524)	$266,825	$140,288

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

THE HERTZ CORPORATION

PARENT COMPANY STATEMENTS OF STOCKHOLDER'S EQUITY

(In Thousands of Dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at:
December 31, 2005	100	$—	$2,295,000	$(21,346)	$(7,472)	$2,266,182
Net income				140,288		140,288
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $5,023					7,621	7,621
Translation adjustment changes					95,023	95,023
Unrealized holding losses on securities, net of tax of $4					(30)	(30)
Unrealized loss on Euro-denominated debt, net of tax of $4,648					(7,066)	(7,066)
Minimum pension liability adjustment, net of tax of $9					14	14

Total Comprehensive Income						235,850

Stock-based employee compensation charges			25,452			25,452
Dividends paid to Hertz Holdings				(15,471)		(15,471)
Adjustment to initially apply FASB Statement No. 158, net of tax of $4,873 (revised)					6,438	6,438

December 31, 2006	100	—	2,320,452	103,471	94,528	2,518,451
Net income				266,825		266,825
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $31,294					(49,142)	(49,142)
Translation adjustment changes					126,279	126,279
Unrealized holding losses on securities, net of tax of $7					(51)	(51)
Unrealized loss on Euro-denominated debt, net of tax of $13,611					(20,729)	(20,729)
Defined benefit pension plans:
Prior service cost from plan curtailment					20	20
Amortization or settlement recognition of net loss					4,048	4,048
Net gain arising during the period					21,914	21,914
Income tax related to defined pension plans					(6,360)	(6,360)

Defined benefit pension plans, net					19,622	19,622

Total Comprehensive Income						342,804

Stock-based employee compensation charges			32,939			32,939
Cumulative effect of the adoption of FIN 48				(3,644)		(3,644)
HGH common and phantom shares issued to Directors			520			520

December 31, 2007	100	—	2,353,911	366,652	170,507	2,891,070
Net loss				(1,206,524)		(1,206,524)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $28,249					(44,012)	(44,012)
Translation adjustment changes					(163,359)	(163,359)
Unrealized holding gains on securities, net of tax of $6					120	120
Unrealized gain on Euro-denominated debt, net of tax of $5,665					12,116	12,116
Defined benefit pension plans:
Amortization or settlement recognition of net loss					505	505
Net loss arising during the period					(114,279)	(114,279)
Income tax related to defined pension plans					38,267	38,267

Defined benefit pension plans, net					(75,507)	(75,507)

Total Comprehensive Loss						(1,477,166)

Stock-based employee compensation charges, net of tax of $643			27,380			27,380
Hertz Holdings common and phantom shares issued to Directors			393			393

December 31, 2008	100	$—	$2,381,684	$(839,872)	(100,135)	$1,441,677

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

THE HERTZ CORPORATION

PARENT COMPANY STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,206,524)	$266,825	$140,288
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	995,849	284,209	214,512

Net cash provided by (used in) operating activities	(210,675)	551,034	354,800

Cash flows from investing activities:
Revenue earning equipment expenditures	(100,197)	(147,252)	(226,023)
Proceeds from disposal of revenue earning equipment	86,559	125,119	200,502
Property and equipment expenditures	(78,945)	(79,880)	(101,237)
Proceeds from disposal of property and equipment	11,214	40,307	36,280
Licensee acquisitions	(14,050)	(2,573)	—

Net cash used in investing activities	(95,419)	(64,279)	(90,478)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,408	774	293,656
Repayment of long-term debt	(65,246)	(729,966)	(184,795)
Short-term borrowings:
Proceeds	—	—	—
Repayments	—	—	(86,266)
Ninety-day term or less, net	279,300	130,141	(173,711)
Dividends paid	—	—	(15,471)
Loan with Hertz affiliate	6,273	8,482	—
Payment of financing costs	(10,090)	(13,080)	(35,783)

Net cash provided by (used in) financing activities	221,645	(603,649)	(202,370)

Net change in cash and equivalents during the period	(84,449)	(116,894)	61,952
Cash and equivalents at beginning of period	95,815	212,709	150,757

Cash and equivalents at end of period	$11,366	$95,815	$212,709

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)

THE HERTZ CORPORATION

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

Note 1—Background and Basis of Presentation

The accompanying condensed financial statements include only the accounts of The Hertz Corporation, or the "Company." Investments in the Company's subsidiaries are accounted for under the equity method. These parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries exceed 25% of the Company's consolidated net assets as of December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted since this information is included in the Company's annual consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of background and basis of presentation, see Note 1 to the Notes to the consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Note 2—Commitments and Contingencies

The following table details the contractual cash obligations of the Company for debt, related interest payable and FIN 48 as of December 31, 2008 (in thousands of dollars):

	Total	2009	2010	2011	2012	2013	Thereafter
Debt	$4,650,838	$184,376	$55,961	$121,355	$176,073	$1,353,686	$2,759,387
Interest	2,189,987	400,614	388,306	379,180	366,773	252,232	402,882
FIN 48 liability and interest	10,249	—	—	—	—	—	10,249

Total	$6,851,074	$584,990	$444,267	$500,535	$542,846	$1,605,918	$3,172,518

The following table details the contractual cash obligations of the Company for operating leases and purchase obligations as of December 31, 2008 (in thousands of dollars):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases and concession agreements	$1,155,842	$258,598	$334,774	$212,300	$350,170
Purchase obligations	2,767,000	2,690,900	72,000	4,100	—

Total	$3,922,842	$2,949,498	$406,774	$216,400	$350,170

Note 3—Dividends

The following table details cash dividends received by the Company from its subsidiaries during 2008, 2007 and 2006 (in thousands of dollars):

	2008	2007	2006
Cash dividends	$1,798,850	$1,222,525	$710,150

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

THE HERTZ CORPORATION AND SUBSIDIARIES

(In Thousands of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2008	$11,137	$31,068	$(530)	$25,297	(a)	$16,378
Year ended December 31, 2007	$1,989	$13,874	$839	$5,565	(a)	$11,137
Year ended December 31, 2006	$460	$17,132	$401	$16,004	(a)	$1,989

(a)
Amounts written off, net of recoveries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, or the "Exchange Act," is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. Their report is included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instruction I to the Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I to the Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I to the Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to the Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

PricewaterhouseCoopers LLP, or "PwC," served as our independent registered public accounting firm, or "independent auditor" for the fiscal years ended December 31, 2008 and 2007. All fees and expenses for services rendered by PwC in 2008 and 2007 were approved by our Audit Committee. PwC's fees and expenses for services rendered to us for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent auditors. The aggregate fees billed by PwC were as follows (in thousands of dollars):

	2008	2007
Fees:
Audit	$6,912	$6,882
Audit-related	518	887
Tax	718	763
All other	128	—

Total	$8,276	$8,532

Audit fees were for services in connection with the audit of the consolidated financial statements included in our Annual Report on Form 10-K, reviews of the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, attestation of the effectiveness of our internal controls over financial reporting, statutory audits and providing comfort letters in connection with our funding transactions in 2007. Audit-related fees were for services in connection with due diligence, assurance services and employee benefit plan audits. Tax fees related to tax compliance, preparation of tax returns and tax planning. All other fees primarily related to assistance provided during 2008 with maintenance of an operations website.

Our Audit Committee's charter requires the Audit Committee to pre-approve all audit and permitted non-audit services to be performed by the our independent registered public accounting firm; however, the Audit Committee is permitted to delegate pre-approval authority to a subcommittee consisting of one or more Audit Committee members who are independent directors, and who must then provide a report to the full Audit Committee at its next scheduled meeting. All audit and non-audit fees were pre-approved by the Audit Committee in 2008.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		The Hertz Corporation and Subsidiaries—
		Report of Independent Registered Public Accounting Firm	115
		Consolidated Balance Sheets	116
		Consolidated Statements of Operations	117
		Consolidated Statements of Stockholder's Equity	118
		Consolidated Statements of Cash Flows	119
		Notes to Consolidated Financial Statements	120
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		The Hertz Corporation and Subsidiaries—
		Schedule I—Condensed Financial Information of Registrant	189
		Schedule II—Valuation and Qualifying Accounts	194
	3.	Exhibits:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of September 12, 2005, among CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company (Incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q of Ford Motor Company, as filed on November 7, 2005.)
3.1	Restated Certificate of Incorporation of The Hertz Corporation, dated April 30, 1997 (Incorporated by reference to Exhibit 3(a) to our Current Report on Form 8-K, as filed on May 1, 1997)
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

Exhibit Number	Description
4.1.2	Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014*
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
4.2.1
Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016*
4.2.2
Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016*
4.2.3
Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of December 21, 2005, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016*
4.2.4
Third Supplemental Indenture, dated as of July 7, 2006, by and between The Hertz Corporation, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)
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
4.3.1
Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014*

Exhibit Number	Description
4.3.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014*
4.3.3
Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014*
4.4.1
Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016*
4.4.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation, relating to the 10.5% Senior Subordinated Notes due 2016*
4.4.3
Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 10.5% Senior Subordinated Notes due 2016*
4.5.1
Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein*
4.5.1.1
Amendment and Restatement Agreement, dated as of March 21, 2007, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein (Incorporated by reference to Exhibit 4.5.1.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)
4.5.1.2
Amendment Agreement, dated as of December 21, 2007, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein (Incorporated by reference to Exhibit 4.5.1.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)

Exhibit Number	Description
4.5.1.3	Amendment Agreement, dated as of July 24, 2008, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein (Incorporated by reference to Exhibit 4.5.1.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 8, 2008)
4.5.2
Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation*
4.5.2.1
Supplemental Deed, dated as of March 21, 2007, in respect of the Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation (Incorporated by reference to Exhibit 4.5.2.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)
4.5.3	Australian Purchaser Charge (Project H)—Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.4	Australian Purchaser Charge (Project H)—South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.5	Australian Purchaser Charge (Project H)—Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited*
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited*
4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas*
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas*
4.5.10	Reserved
4.5.11	Reserved
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee*
4.5.13	Reserved

Exhibit Number	Description
4.5.14.1	Reserved
4.5.14.2	Reserved
4.5.15	Reserved
4.5.16	Reserved
4.5.17
Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.18
Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.19
Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Hertz France, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein*
4.5.20
Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.21
Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.22
Master Agreement For Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Hertz Equipement France, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**
4.5.23
Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.24
Master Agreement for Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Equipole Finance Services, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein*
4.5.25
Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*

Exhibit Number	Description
4.5.26	Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Equipole Finance Services, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein*
4.5.27
Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein*
4.5.28
Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein*
4.5.29
Account Pledge Agreement, dated as of December 21, 2005, among Hertz Autovermietung GmbH, The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada) and Indosuez Finance (U.K.) Limited as Pledgees and BNP Paribas S.A. as Security Agent*
4.5.30	Global Assignment Agreement, dated as of December 21, 2005, between Hertz Autoverrmietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender (English language version)*
4.5.31	Security Transfer of Moveable Assets, dated as of December 21, 2005, between Hertz Autovermietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender*
4.5.32
Share Pledge Agreement, dated as of December 21, 2005, among Equipole S.A. (France), The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada), Indosuez Finance (U.K.) Limited and BNP Paribas S.A., as Security Agent*
4.5.33	Security Assignment of Receivables, dated as of December 21, 2005, between Hertz Italiana S.p.A. as assignor and BNP Paribas S.A. as Security Agent*
4.5.34	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A. as pledgor and BNP Paribas S.A. as Pledgee and Security Agent*
4.5.35	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A., as Pledgor, and BNP Paribas S.A., as Pledgee and Security Agent*
4.5.36	Pledge Agreement over Hertz Italiana S.p.A. shares, dated as of December 21, 2005, between Hertz Holding South Europe S.r.l as Pledgor and BNP Paribas S.A. as Pledgee and Security Agent*
4.5.37	Deed of Non-Possessory Pledge of Movables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees*
4.5.38	Deed of Disclosed Pledge of Receivables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees*
4.5.39	Deed of Undisclosed Pledge of Receivables between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees*

Exhibit Number	Description
4.5.40	Deed of Pledge of Registered Shares, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas, as Pledgees, and Hertz Automobielen Netherlands B.V.*
4.5.41	Deed of Pledge on Registered Shares, dated as of December 21, 2005, between Hertz Holdings Netherlands B.V., as Pledgor, BNS Automobile Funding B.V., as Pledgee, and Stuurgroep Holland B.V.*
4.5.42	Deed of Disclosed Pledge of Receivables between BNS Automobile Funding B.V., as Pledgor, and BNP Paribas as Security Agent, as Pledgee*
4.5.43
Pledges of Shares Contract, dated as of December 21, 2005, among Hertz de España, S.A, Hertz Alquiler de Maquinaria, S.L., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent relating to Hertz Alquiler de Maquinaria*
4.5.44	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent*
4.5.45	Pledge of Credit Rights of Insurance Policies Contract, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent*
4.5.46	Pledge of Credit Rights of Bank Accounts, dated as of December 21, 2005 among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent*
4.5.47	Pledges over VAT Credit Rights Contract, dated as of December 21, 2005, among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent*
4.5.48	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent*
4.5.49
Pledge of Credit Rights of Bank Accounts Contract, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent*
4.5.50
Pledges of Credit Rights of Insurance Policies Contract, dates as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent*
4.5.51	Pledges over VAT Credit Rights Contracts, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria S.L., as Pledgor, BNS Automobile Funding B.V., and BNP Paribas S.A., as Security Agent*
4.5.52
Pledges of Credit Rights Contract, dated as of December 21, 2005, among BNS Automobile Funding B.V., as Pledgor, Hertz de Espana S.A., Hertz Alquiler de Maquinaria, S.L., and BNP Paribas S.A., as Security Agent*
4.5.53
Pledges of Shares Contract, dated as of December 21, 2005, among Hertz International Ltd., Hertz Equipment Rental International, Limited, Hertz de España, S.A., and BNP Paribas S.A., as Security Agent*
4.5.54	Reserved
4.5.55	Reserved

Exhibit Number	Description
4.5.56	Share Pledge Agreement, dated as of December 21, 2005, between Hertz Holdings South Europe S.r.l and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Hertz AG*
4.5.57	Reserved
4.5.58	Reserved
4.5.59	Deed of Charge over Shares in Hertz Holdings III UK Limited, dated as of December 21, 2005, between Hertz International, Ltd. and BNP Paribas as Security Agent*
4.5.60	Deed of Charge, dated as of December 21, 2005, between BNS Automobile Funding B.V. as Chargor and BNP Paribas as Security Agent*
4.6.1
Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers*
4.6.2
Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.6.3
Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.6.4
Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.6.5	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch*
4.6.6	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.6.5 for each of the mortgaged properties*

Exhibit Number	Description
4.6.7	Amendment, dated as of June 30, 2006, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)
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

Exhibit Number	Description
4.7.1	Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers*
4.7.2
U.S. Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.7.3
Canadian Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited, Western Shut-Down (1995) Limited, certain of its subsidiaries, and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent*
4.7.4
Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.7.5
Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.7.6	Trademark Security Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent*
4.7.7	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch*
4.7.8	ABL Mortgage Schedule listing the material differences in mortgages from Exhibit 4.7.7 for each of the mortgaged properties*

Exhibit Number	Description
4.7.9	Amendment, dated as of June 30, 2006, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)
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

Exhibit Number	Description
4.7.11	Third Amendment, dated as of May 23, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
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
4.8
Intercreditor Agreement, dated as of December 21, 2005, by and between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries*
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

Exhibit Number	Description
4.9.2.1	Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
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

Exhibit Number	Description
4.9.6.1	Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2004-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.7
Second Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of August 1, 2006, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor**
4.9.8
Amended and Restated Participation, Purchase and Sale Agreement, dated as of December 21, 2005, by and between Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer*
4.9.9	Purchase and Sale Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz Funding Corp.*
4.9.10	Contribution Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC and The Hertz Corporation*
4.9.11
Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, BNY Midwest Trust Company, as Collateral Agent, BNY Midwest Trust Company, as Trustee and a Secured Party, and The Hertz Corporation, as a Secured Party**
4.9.12	Amended and Restated Administration Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and BNY Midwest Trust Company, as Trustee*
4.9.13
Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Property Holdings LLC**
4.9.13.1
Amendment No. 1, dated as of January 30, 2009, to the Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Tennessee, Inc. (Incorporated by reference to Exhibit 4.9.13.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
4.9.14
Amended and Restated Escrow Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.**
4.9.15
Amended and Restated Class A-1 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset Backed Notes, Class Aa-1), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent*

Exhibit Number	Description
4.9.16	Amended and Restated Class A-2 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset backed Notes, Class A-2), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent*
4.9.17
Amended and Restated Class A Note Purchase Agreement (Series 2005-4 Variable Funding Rental Car Asset Backed Notes, Class A), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent*
4.9.18	Letter of Credit Facility Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and Ford Motor Company*
4.9.19	Insurance Agreement, dated as of December 21, 2005, by and between MBIA Insurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee*
4.9.20	Insurance Agreement, dated as of December 21, 2005, by and between Ambac Assurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee*
4.9.21	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-1 Rental Car Asset Backed Notes*
4.9.22	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-4 Rental Car Asset Backed Notes*
4.9.23	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-2 Rental Car Asset Backed Notes*
4.9.24	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-3 Rental Car Asset Backed Notes*
4.9.25
Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent**
4.9.26
Series 2008-1 Supplement, dated as of September 12, 2008, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, among Hertz Vehicle Financing LLC, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.9.26.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)
4.9.26.1
Series 2008-1 Note Purchase Agreement (Series 2008-1 Variable Funding Rental Car Asset Backed Notes), dated as of September 12, 2008, among Hertz Vehicle Financing LLC, the Hertz Corporation, as Administrator, certain conduit investors, each as Conduit Investor, certain financial institutions, each as a Committed Note Purchaser, certain funding agents and Deutsche Bank Securities Inc., as Administrative Agent (Incorporated by reference to Exhibit 4.9.26.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)

Exhibit Number	Description
4.10	Amended and Restated Stockholders Agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc., Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.**
4.11
Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (Incorporated by reference to Exhibit 4.11 to Amendment No. 3 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 23, 2006)
4.12
Amendment No. 1, dated as of November 20, 2006, to the Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.**
4.13
Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (Incorporated by reference to Exhibit 4.13 to Amendment No. 4 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 27, 2006)
4.13.1
First Amendment, dated as of October 6, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (Incorporated by reference to Exhibit 4.13.1 to Amendment No. 4 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 27, 2006)
4.13.2
Second Amendment, dated as of October 31, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder**
4.14	Form of Stock Certificate (Incorporated by reference to Exhibit 4.14 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on November 7, 2006)
4.15
Terms of Offer between Hertz (U.K.) Limited and Lombard North Central PLC and The Royal Bank of Scotland, dated as of December 20, 2007, and Letter Agreement dated , 1997 (Incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)

Exhibit Number	Description
4.16	Override Agreement between Hertz (U.K.) Limited and Lombard North Central Plc, dated as of March 25, 2008 (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
4.17
Guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007 (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
4.18
Affirmation of Guarantor Hertz International, Ltd., dated as of March 25, 2008, with respect to guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007 (Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
10.1	Hertz Global Holdings, Inc. Stock Incentive Plan† *
10.1.1
First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 27, 2006)†
10.2	Form of Stock Subscription Agreement under Stock Incentive Plan† *
10.3	Form of Stock Option Agreement under Stock Incentive Plan† *
10.4
Form of Management Stock Option Agreement under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on August 16, 2007)†
10.5
Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.6
The Hertz Corporation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.7
Amendment of The Hertz Corporation Supplemental Retirement and Savings Plan (as amended and restated, effective as of December 31, 2008)† (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.8
The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.9
The Hertz Corporation Supplemental Executive Retirement Plan (as amended and restated, effective December 31, 2008)† (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.10
The Hertz Corporation Benefit Equalization Plan (as amended and restated, effective December 31, 2008)† (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.11
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†

Exhibit Number	Description
10.12	The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.13
The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.14
The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.15	Reserved
10.16	The Hertz Corporation 2005 Executive Incentive Compensation Plan† *
10.17	Reserved
10.18
Amended and Restated Indemnification Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC*
10.19	Reserved
10.20	Reserved
10.21	Reserved
10.22
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.*
10.23
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.*
10.24
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.*
10.24.1	Amendment No. 1 to Form of Sponsor Indemnification Agreement (Incorporated by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.25
Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd.*
10.26	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation*

Exhibit Number	Description
10.27	Master Supply and Advertising Agreement, dated as of July 5, 2005, by and between Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Hertz Corporation filed with the Securities and Exchange Commission on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.)
10.28
Amended and Restated Employment Agreement, dated as of December 31, 2008, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.29	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 23, 2006))
10.29.1	Amendment No. 1 to Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.30	Reserved
10.31	Reserved
10.32	Reserved
10.33
Hertz Global Holdings, Inc. Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on November 7, 2006)†
10.34
Form of Director Stock Option Agreement under Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)†
10.35
Separation Agreement and General Release of All Claims, dated as of August 2, 2007 between Hertz Global Holdings, Inc., The Hertz Corporation and Paul Siracusa (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 14, 2007)†
10.36	Reserved
10.37	Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A of Hertz Global Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A, as filed on April 7, 2008)†
10.38
Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.39
Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan for awards to directors in May 2008 (Incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.40	Hertz Global Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B of Hertz Global Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A, as filed on April 7, 2008)†

Exhibit Number	Description
10.41	Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.42
Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and our executive officers (Incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.43
Letter Agreement, dated as of February 1, 2008, between Hertz Global Holdings, Inc. and Joseph R. Nothwang (Incorporated by reference to Exhibit 10.41 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.44
Letter Agreement, dated as of December 18, 2008, between Hertz Global Holdings, Inc. and Joseph R. Nothwang† (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.45
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan† (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.46
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan† (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
12
Computation of Consolidated Ratio of Earnings to Fixed Charges for the years ended December 31, 2008, 2007 and 2006 and the periods ended December 31, 2005 and December 20, 2005 and for the year ended December 31, 2004.
21.1	List of subsidiaries (Omitted pursuant to General Instruction I of Form 10-K)
23.1	Consent of PricewaterhouseCoopers LLP
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

†
Indicates management compensation plan.

*
Indicates management compensation plan.

**
Incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006.

***
Incorporated by reference to the exhibit of the same number to the Annual Report on Form 10-K, as filed on March 30, 2007.

As of December 31, 2008, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the borough of Park Ridge, and state of New Jersey, on the 4th day of March, 2009.

THE HERTZ CORPORATION (Registrant)
By:	/s/ ELYSE DOUGLAS
Name:	Elyse Douglas
Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2009:

Signature	Title

/s/ GEORGE W. TAMKE George W. Tamke	Lead Director
/s/ MARK P. FRISSORA Mark P. Frissora	Chief Executive Officer and Chairman of the Board of Directors
/s/ ELYSE DOUGLAS Elyse Douglas	Executive Vice President and Chief Financial Officer
/s/ JATINDAR S. KAPUR Jatindar S. Kapur	Senior Vice President, Finance and Corporate Controller
/s/ NATHAN K. SLEEPER Nathan K. Sleeper	Director
/s/ DAVID H. WASSERMAN David H. Wasserman	Director
/s/ BRIAN A. BERNASEK Brian A. Bernasek	Director
/s/ GREGORY S. LEDFORD Gregory S. Ledford	Director
/s/ GEORGE A. BITAR George A. Bitar	Director

Signature	Title

/s/ ROBERT F. END Robert F. End	Director
/s/ BARRY H. BERACHA Barry H. Beracha	Director
/s/ CARL T. BERQUIST Carl T. Berquist	Director
/s/ MICHAEL J. DURHAM Michael J. Durham	Director
/s/ HENRY C. WOLF Henry C. Wolf	Director

 EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of September 12, 2005, among CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company (Incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q of Ford Motor Company, as filed on November 7, 2005.)
3.1	Restated Certificate of Incorporation of The Hertz Corporation, dated April 30, 1997 (Incorporated by reference to Exhibit 3(a) to our Current Report on Form 8-K, as filed on May 1, 1997)
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
4.2.1
Indenture, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, governing the 10.5% Senior Subordinated Notes due 2016*

Exhibit Number	Description
4.2.2	Merger Supplemental Indenture, dated as of December 21, 2005, by and between The Hertz Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 10.5% Senior Subordinated Notes due 2016*
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
4.3.1
Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014*
4.3.2
Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014*
4.3.3
Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 8.875% Senior Notes due 2014 and the 7.875% Senior Notes due 2014*
4.4.1
Exchange and Registration Rights Agreement, dated as of December 21, 2005, by and between CCMG Acquisition Corporation, Deutsche Bank Securities Inc. and the other financial institutions named therein, relating to the 10.5% Senior Subordinated Notes due 2016*
4.4.2	Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of The Hertz Corporation, relating to the 10.5% Senior Subordinated Notes due 2016*
4.4.3
Joinder Agreement to the Exchange and Registration Rights Agreement, dated as of December 21, 2005, of the Subsidiary Guarantors named therein, relating to the 10.5% Senior Subordinated Notes due 2016*
4.5.1
Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein*

Exhibit Number	Description
4.5.1.1	Amendment and Restatement Agreement, dated as of March 21, 2007, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein (Incorporated by reference to Exhibit 4.5.1.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)
4.5.1.2
Amendment Agreement, dated as of December 21, 2007, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein (Incorporated by reference to Exhibit 4.5.1.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)
4.5.1.3
Amendment Agreement, dated as of July 24, 2008, in respect of the Senior Bridge Facilities Agreement, dated as of December 21, 2005, by and between Hertz International, Ltd., certain of its subsidiaries, Hertz Europe Limited, as Coordinator, BNP Paribas and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, Calyon, as Co-Arranger, BNP Paribas, The Royal Bank of Scotland plc, and Calyon, as Joint Bookrunners, BNP Paribas, as Facility Agent, BNP Paribas, as Security Agent, BNP Paribas, as Global Coordinator, and the financial institutions named therein (Incorporated by reference to Exhibit 4.5.1.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 8, 2008)
4.5.2
Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation*
4.5.2.1
Supplemental Deed, dated as of March 21, 2007, in respect of the Intercreditor Deed, dated as of December 21, 2005, by and between Hertz International, Ltd., as Parent, Hertz Europe Limited, as Coordinator, certain of its subsidiaries, BNP Paribas as A/C Facility Agent and NZ Facility Agent, BNP Paribas as Security Agent, Banco BNP Paribas Brasil S.A., as Brazilian Facility Agent, BNP Paribas, as Australian Security Trustee, the financial institutions named therein, and The Hertz Corporation (Incorporated by reference to Exhibit 4.5.2.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)
4.5.3	Australian Purchaser Charge (Project H)—Unlimited, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.4	Australian Purchaser Charge (Project H)—South Australia, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*
4.5.5	Australian Purchaser Charge (Project H)—Queensland, dated as of December 21, 2005, by and between Hertz Australia Pty Limited and HA Funding Pty Limited*

Exhibit Number	Description
4.5.6	Australian Share Mortgage of Purchaser Shares (Project H), dated as of December 21, 2005, by and between Hertz Investment (Holdings) Pty Limited and HA Funding Pty Limited*
4.5.7	Australian Issuer Charge (Project H), dated as of December 21, 2005, by and between Hertz Note Issuer Pty Limited and HA Funding Pty Limited*
4.5.8	Australian Borrower Charge (Project H), dated as of December 20, 2005, by and between HA Funding Pty Limited and the BNP Paribas*
4.5.9	Australian Security Trust Deed (Project H), dated as of December 21, 2005, between HA Funding Pty Limited and BNP Paribas*
4.5.10	Reserved
4.5.11	Reserved
4.5.12	Share Pledge Agreement, dated as of December 21, 2005, by and between Hertz Holdings Netherlands B.V., as Pledgor, and BNP Paribas, as Pledgee*
4.5.13	Reserved
4.5.14.1	Reserved
4.5.14.2	Reserved
4.5.15	Reserved
4.5.16	Reserved
4.5.17
Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.18
Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz France, as Pledgor, and BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.19
Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Hertz France, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein*
4.5.20
Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.21
Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Hertz Equipement France, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.22
Master Agreement For Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Hertz Equipement France, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein**

Exhibit Number	Description
4.5.23	Pledge of a Business as a Going Concern (Acte de Nantissement de Fonds de Commerce), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.24
Master Agreement for Assignment of Receivables (Contrat Cadre de Cession de Creances Professionnelles a Titre de Garantie), dated as of December 21, 2005, by and between Equipole Finance Services, as Assignor, BNP Paribas, as Security Agent, and the assignees described therein*
4.5.25
Bank Account Pledge Agreement (Acte de Nantissement de Solde de Compte Bancaire), dated as of December 21, 2005, by and between Equipole Finance Services, as Pledgor, BNP Paribas, as Security Agent, and the beneficiaries described therein (English language version)*
4.5.26
Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Equipole Finance Services, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein*
4.5.27
Share Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein*
4.5.28
Shares Account Pledge Agreement (Acte de Nantissement de Compte d'Instruments Financiers), dated as of December 21, 2005, by and between Equipole, as Pledgor, BNP Paribas, as Security Agent, Hertz Equipement France, as Account Holder, BNP Paribas, as Bank Account Holder, and the beneficiaries described therein*
4.5.29
Account Pledge Agreement, dated as of December 21, 2005, among Hertz Autovermietung GmbH, The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada) and Indosuez Finance (U.K.) Limited as Pledgees and BNP Paribas S.A. as Security Agent*
4.5.30	Global Assignment Agreement, dated as of December 21, 2005, between Hertz Autoverrmietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender (English language version)*
4.5.31	Security Transfer of Moveable Assets, dated as of December 21, 2005, between Hertz Autovermietung GmbH as assignor and BNP Paribas S.A. as Security Agent and lender*
4.5.32
Share Pledge Agreement, dated as of December 21, 2005, among Equipole S.A. (France), The Royal Bank of Scotland plc, Calyon, BNP Paribas (Canada), Indosuez Finance (U.K.) Limited and BNP Paribas S.A., as Security Agent*
4.5.33	Security Assignment of Receivables, dated as of December 21, 2005, between Hertz Italiana S.p.A. as assignor and BNP Paribas S.A. as Security Agent*
4.5.34	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A. as pledgor and BNP Paribas S.A. as Pledgee and Security Agent*
4.5.35	Pledge Agreement over the Balance of Bank Account, dated as of December 21, 2005, between Hertz Italiana S.p.A., as Pledgor, and BNP Paribas S.A., as Pledgee and Security Agent*

Exhibit Number	Description
4.5.36	Pledge Agreement over Hertz Italiana S.p.A. shares, dated as of December 21, 2005, between Hertz Holding South Europe S.r.l as Pledgor and BNP Paribas S.A. as Pledgee and Security Agent*
4.5.37	Deed of Non-Possessory Pledge of Movables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees*
4.5.38	Deed of Disclosed Pledge of Receivables, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees*
4.5.39	Deed of Undisclosed Pledge of Receivables between Stuurgroep Holland B.V., as Pledgor, and BNS Automobile Funding B.V. and BNP Paribas as Security Agent, as Pledgees*
4.5.40
Deed of Pledge of Registered Shares, dated as of December 21, 2005, between Stuurgroep Holland B.V., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas, as Pledgees, and Hertz Automobielen Netherlands B.V.*
4.5.41	Deed of Pledge on Registered Shares, dated as of December 21, 2005, between Hertz Holdings Netherlands B.V., as Pledgor, BNS Automobile Funding B.V., as Pledgee, and Stuurgroep Holland B.V.*
4.5.42	Deed of Disclosed Pledge of Receivables between BNS Automobile Funding B.V., as Pledgor, and BNP Paribas as Security Agent, as Pledgee*
4.5.43
Pledges of Shares Contract, dated as of December 21, 2005, among Hertz de España, S.A, Hertz Alquiler de Maquinaria, S.L., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent relating to Hertz Alquiler de Maquinaria*
4.5.44	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent*
4.5.45	Pledge of Credit Rights of Insurance Policies Contract, dated as of December 21, 2005, among Hertz de España, S.A., BNS Automobile Funding B.V. and BNP Paribas S.A. as Security Agent*
4.5.46	Pledge of Credit Rights of Bank Accounts, dated as of December 21, 2005 among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent*
4.5.47	Pledges over VAT Credit Rights Contract, dated as of December 21, 2005, among Hertz de España, S.A., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent*
4.5.48	Contract on Pledges of Credit Rights, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent*
4.5.49
Pledge of Credit Rights of Bank Accounts Contract, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent*
4.5.50
Pledges of Credit Rights of Insurance Policies Contract, dates as of December 21, 2005, among Hertz Alquiler de Maquinaria, S.L., as Pledgor, BNS Automobile Funding B.V. and BNP Paribas S.A., as Security Agent*

Exhibit Number	Description
4.5.51	Pledges over VAT Credit Rights Contracts, dated as of December 21, 2005, among Hertz Alquiler de Maquinaria S.L., as Pledgor, BNS Automobile Funding B.V., and BNP Paribas S.A., as Security Agent*
4.5.52
Pledges of Credit Rights Contract, dated as of December 21, 2005, among BNS Automobile Funding B.V., as Pledgor, Hertz de Espana S.A., Hertz Alquiler de Maquinaria, S.L., and BNP Paribas S.A., as Security Agent*
4.5.53
Pledges of Shares Contract, dated as of December 21, 2005, among Hertz International Ltd., Hertz Equipment Rental International, Limited, Hertz de España, S.A., and BNP Paribas S.A., as Security Agent*
4.5.54	Reserved
4.5.55	Reserved
4.5.56	Share Pledge Agreement, dated as of December 21, 2005, between Hertz Holdings South Europe S.r.l and BNP Paribas S.A. as Security Agent relating to the pledge of the entire share capital of Hertz AG*
4.5.57	Reserved
4.5.58	Reserved
4.5.59	Deed of Charge over Shares in Hertz Holdings III UK Limited, dated as of December 21, 2005, between Hertz International, Ltd. and BNP Paribas as Security Agent*
4.5.60	Deed of Charge, dated as of December 21, 2005, between BNS Automobile Funding B.V. as Chargor and BNP Paribas as Security Agent*
4.6.1
Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers*
4.6.2
Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.6.3
Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.6.4
Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.6.5	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch*

Exhibit Number	Description
4.6.6	Term Loan Mortgage Schedule listing the material differences in mortgages from Exhibit 4.6.5 for each of the mortgaged properties*
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

Exhibit Number	Description
4.7.1	Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers*
4.7.2
U.S. Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between CCMG Corporation, The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.7.3
Canadian Guarantee and Collateral Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited, Western Shut-Down (1995) Limited, certain of its subsidiaries, and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent*
4.7.4
Copyright Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.7.5
Trademark Security Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, certain of its subsidiaries, and Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent*
4.7.6	Trademark Security Agreement, dated as of December 21, 2005, by and between Matthews Equipment Limited and Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent*
4.7.7	Deed of Trust, Security Agreement, and Assignment of Leases and Rents and Fixture Filing, dated as of December 21, 2005, among the Hertz Corporation and Deutsche Bank AG, New York Branch*
4.7.8	ABL Mortgage Schedule listing the material differences in mortgages from Exhibit 4.7.7 for each of the mortgaged properties*

Exhibit Number	Description
4.7.9	Amendment, dated as of June 30, 2006, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on July 7, 2006.)
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

Exhibit Number	Description
4.7.11	Third Amendment, dated as of May 23, 2007, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers (Incorporated by reference to Exhibit 4.1.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
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
4.8
Intercreditor Agreement, dated as of December 21, 2005, by and between Deutsche Bank AG, New York Branch, as ABL Agent, Deutsche Bank AG, New York Branch, as Term Agent, as acknowledged by CCMG Corporation, The Hertz Corporation and certain of its subsidiaries*
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

Exhibit Number	Description
4.9.2.1	Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2005-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
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

Exhibit Number	Description
4.9.6.1	Amendment No. 1 dated as of October 24, 2007, to the Amended and Restated Series 2004-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 14, 2007.)
4.9.7
Second Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of August 1, 2006, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor**
4.9.8
Amended and Restated Participation, Purchase and Sale Agreement, dated as of December 21, 2005, by and between Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer*
4.9.9	Purchase and Sale Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz Funding Corp.*
4.9.10	Contribution Agreement, dated as of December 21, 2005, by and between Hertz Vehicle Financing LLC and The Hertz Corporation*
4.9.11
Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, The Hertz Corporation, as Servicer, BNY Midwest Trust Company, as Collateral Agent, BNY Midwest Trust Company, as Trustee and a Secured Party, and The Hertz Corporation, as a Secured Party**
4.9.12	Amended and Restated Administration Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and BNY Midwest Trust Company, as Trustee*
4.9.13
Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Property Holdings LLC**
4.9.13.1
Amendment No. 1, dated as of January 30, 2009, to the Amended and Restated Master Exchange Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Tennessee, Inc. (Incorporated by reference to Exhibit 4.9.13.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
4.9.14
Amended and Restated Escrow Agreement, dated as of January 26, 2007, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and J.P. Morgan Chase Bank, N.A.**
4.9.15
Amended and Restated Class A-1 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset Backed Notes, Class Aa-1), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent*

Exhibit Number	Description
4.9.16	Amended and Restated Class A-2 Note Purchase Agreement (Series 2005-3 Variable Funding Rental Car Asset backed Notes, Class A-2), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent*
4.9.17
Amended and Restated Class A Note Purchase Agreement (Series 2005-4 Variable Funding Rental Car Asset Backed Notes, Class A), dated as of March 3, 2006, by and between Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, certain Conduit Investors, each as a Conduit Investor, certain Financial Institutions, each as a Committed Note Purchaser, certain Funding Agents, and Lehman Commercial Paper Inc., as Administrative Agent*
4.9.18	Letter of Credit Facility Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicle Financing LLC, and Ford Motor Company*
4.9.19	Insurance Agreement, dated as of December 21, 2005, by and between MBIA Insurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee*
4.9.20	Insurance Agreement, dated as of December 21, 2005, by and between Ambac Assurance Corporation, as Insurer, Hertz Vehicle Financing LLC, as Issuer, and BNY Midwest Trust Company, as Trustee*
4.9.21	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-1 Rental Car Asset Backed Notes*
4.9.22	Note Guaranty Insurance Policy, dated as of December 21, 2005, of MBIA Insurance Corporation, relating to Series 2005-4 Rental Car Asset Backed Notes*
4.9.23	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-2 Rental Car Asset Backed Notes*
4.9.24	Note Guaranty Insurance Policy, dated as of December 21, 2005, of Ambac Assurance Corporation, relating to Series 2005-3 Rental Car Asset Backed Notes*
4.9.25
Supplement to Second Amended and Restated Collateral Agency Agreement, dated as of January 26, 2007, among The Hertz Corporation, as Grantor, Gelco Corporation d/b/a GE Fleet Services, as Secured Party and BNY Midwest Trust Company as Collateral Agent**
4.9.26
Series 2008-1 Supplement, dated as of September 12, 2008, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, among Hertz Vehicle Financing LLC, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.9.26.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)
4.9.26.1
Series 2008-1 Note Purchase Agreement (Series 2008-1 Variable Funding Rental Car Asset Backed Notes), dated as of September 12, 2008, among Hertz Vehicle Financing LLC, the Hertz Corporation, as Administrator, certain conduit investors, each as Conduit Investor, certain financial institutions, each as a Committed Note Purchaser, certain funding agents and Deutsche Bank Securities Inc., as Administrative Agent (Incorporated by reference to Exhibit 4.9.26.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)

Exhibit Number	Description
4.10	Amended and Restated Stockholders Agreement, dated as of November 20, 2006, among Hertz Global Holdings, Inc., Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.**
4.11
Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (Incorporated by reference to Exhibit 4.11 to Amendment No. 3 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 23, 2006)
4.12
Amendment No. 1, dated as of November 20, 2006, to the Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., CD&R Parallel Fund VII, L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l SICAR, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P.**
4.13
Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (Incorporated by reference to Exhibit 4.13 to Amendment No. 4 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 27, 2006)
4.13.1
First Amendment, dated as of October 6, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder (Incorporated by reference to Exhibit 4.13.1 to Amendment No. 4 to the Registration Statement on Form S-1 (file No. 333-135782) as filed on October 27, 2006)
4.13.2
Second Amendment, dated as of October 31, 2006, to the Credit Agreement, dated as of September 29, 2006, among The Hertz Corporation, Puerto Ricancars, Inc., the several banks and other financial institutions from time to time parties as lenders thereto and Gelco Corporation d.b.a. GE Fleet Services, as administrative agent and collateral agents for the lenders thereunder**
4.14	Form of Stock Certificate (Incorporated by reference to Exhibit 4.14 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on November 7, 2006)
4.15
Terms of Offer between Hertz (U.K.) Limited and Lombard North Central PLC and The Royal Bank of Scotland, dated as of December 20, 2007, and Letter Agreement dated , 1997 (Incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)
4.16
Override Agreement between Hertz (U.K.) Limited and Lombard North Central Plc, dated as of March 25, 2008 (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)

Exhibit Number	Description
4.17	Guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007 (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
4.18
Affirmation of Guarantor Hertz International, Ltd., dated as of March 25, 2008, with respect to guarantee of Hertz (U.K.) Limited to Lombard North Central Plc, dated as of December 21, 2007 (Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2008)
10.1	Hertz Global Holdings, Inc. Stock Incentive Plan† *
10.1.1
First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 27, 2006)†
10.2	Form of Stock Subscription Agreement under Stock Incentive Plan† *
10.3	Form of Stock Option Agreement under Stock Incentive Plan† *
10.4
Form of Management Stock Option Agreement under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on August 16, 2007)†
10.5
Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.6
The Hertz Corporation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.7
Amendment of The Hertz Corporation Supplemental Retirement and Savings Plan (as amended and restated, effective as of December 31, 2008)† (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.8
The Hertz Corporation Executive Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.9
The Hertz Corporation Supplemental Executive Retirement Plan (as amended and restated, effective December 31, 2008)† (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.10
The Hertz Corporation Benefit Equalization Plan (as amended and restated, effective December 31, 2008)† (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.11
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.12
The Hertz Corporation Retirement Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†

Exhibit Number	Description
10.13	The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.14
The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764) as filed on August 30, 2005)†
10.15	Reserved
10.16	The Hertz Corporation 2005 Executive Incentive Compensation Plan† *
10.17	Reserved
10.18
Amended and Restated Indemnification Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC*
10.19	Reserved
10.20	Reserved
10.21	Reserved
10.22
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., and Clayton, Dubilier & Rice, Inc.*
10.23
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, Carlyle Partners IV, L.P., CP IV Coinvestment L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l., and TC Group IV, L.L.C.*
10.24
Indemnification Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), The Hertz Corporation, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, CMC-Hertz Partners, L.P., ML Hertz Co-Investor, L.P., and Merrill Lynch Global Partners, Inc.*
10.24.1	Amendment No. 1 to Form of Sponsor Indemnification Agreement (Incorporated by reference to Exhibit 10.24.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.25
Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, The Hertz Corporation, and Hertz International, Ltd.*
10.26	Tax Sharing Agreement, dated as of December 21, 2005, by and between CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), CCMG Corporation, and The Hertz Corporation*
10.27
Master Supply and Advertising Agreement, dated as of July 5, 2005, by and between Ford Motor Company, The Hertz Corporation and Hertz General Interest LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Hertz Corporation filed with the Securities and Exchange Commission on July 11, 2005. Such Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and submitted pursuant to an application for confidential treatment.)

Exhibit Number	Description
10.28	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.29	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on October 23, 2006))
10.29.1	Amendment No. 1 to Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.30	Reserved
10.31	Reserved
10.32	Reserved
10.33
Hertz Global Holdings, Inc. Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-135782) as filed on November 7, 2006)†
10.34
Form of Director Stock Option Agreement under Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008)†
10.35
Separation Agreement and General Release of All Claims, dated as of August 2, 2007 between Hertz Global Holdings, Inc., The Hertz Corporation and Paul Siracusa (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 14, 2007)†
10.36	Reserved
10.37	Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A of Hertz Global Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A, as filed on April 7, 2008)†
10.38
Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.39
Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan for awards to directors in May 2008 (Incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.40	Hertz Global Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex B of Hertz Global Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A, as filed on April 7, 2008)†
10.41
Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.42
Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and our executive officers (Incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†

Exhibit Number	Description
10.43	Letter Agreement, dated as of February 1, 2008, between Hertz Global Holdings, Inc. and Joseph R. Nothwang (Incorporated by reference to Exhibit 10.41 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008)†
10.44
Letter Agreement, dated as of December 18, 2008, between Hertz Global Holdings, Inc. and Joseph R. Nothwang† (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.45
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan† (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
10.46
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan† (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009)
12
Computation of Consolidated Ratio of Earnings to Fixed Charges for the years ended December 31, 2008, 2007 and 2006 and the periods ended December 31, 2005 and December 20, 2005 and for the year ended December 31, 2004.
21.1	List of subsidiaries (Omitted pursuant to General Instruction I of Form 10-K)
23.1	Consent of PricewaterhouseCoopers LLP
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

†
Indicates management compensation plan.

*
Incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006.

**
Incorporated by reference to the exhibit of the same number to the Annual Report on Form 10-K, as filed on March 30, 2007.

As of December 31, 2008, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

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