Form 10-Q
period 2009-06-30
HERTZ CORP
filed 2009-08-10
CIK 47129

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of August 10, 2009, all of the common stock of the Registrant was owned by its affiliate, Hertz Investors, Inc. As of August 10, 2009, 100 shares of the Registrant's common stock (par value $0.01) were issued and outstanding.

 THE HERTZ CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	Report of Independent Registered Public Accounting Firm	1
	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	2
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	4-5
	Notes to Condensed Consolidated Financial Statements	6-47
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48-78
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	79
ITEM 4.	Controls and Procedures	79
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	80
ITEM 1A.	Risk Factors	80-89
ITEM 6.	Exhibits	90
SIGNATURE		91
EXHIBIT INDEX		92

 PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of June 30, 2009, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and June 30, 2008 and the consolidated statements of cash flows for the six month periods ended June 30, 2009 and June 30, 2008. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
August 10, 2009

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$568,642	$593,997
Restricted cash	188,507	731,373
Receivables, less allowance for doubtful accounts of $19,658 and $16,378	1,057,394	1,911,304
Inventories, at lower of cost or market	102,582	96,187
Prepaid expenses and other assets	273,958	286,710
Revenue earning equipment, at cost:
Cars	8,614,932	7,635,402
Less accumulated depreciation	(1,251,631)	(1,133,946)
Other equipment	2,515,812	2,708,254
Less accumulated depreciation	(570,459)	(518,172)

Total revenue earning equipment	9,308,654	8,691,538

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,052,172	1,033,098
Service equipment	765,760	751,925

	1,817,932	1,785,023
Less accumulated depreciation	(602,800)	(530,463)

Total property and equipment	1,215,132	1,254,560

Other intangible assets, net	2,634,667	2,621,586
Goodwill	287,414	264,061

Total assets	$15,636,950	$16,451,316

LIABILITIES AND EQUITY
Due to Hertz affiliate	$15,575	$14,755
Accounts payable	1,184,588	931,336
Accrued liabilities	948,442	1,137,846
Accrued taxes	90,032	128,352
Debt	9,437,467	10,972,297
Public liability and property damage	294,056	311,352
Deferred taxes on income	1,511,243	1,496,037

Total liabilities	13,481,403	14,991,975

Commitments and contingencies
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued	—	—
Additional paid-in capital	3,190,137	2,381,684
Accumulated deficit	(996,994)	(839,872)
Accumulated other comprehensive loss	(54,175)	(100,135)

Total The Hertz Corporation and Subsidiaries stockholder's equity	2,138,968	1,441,677
Noncontrolling interest	16,579	17,664

Total equity	2,155,547	1,459,341

Total liabilities and equity	$15,636,950	$16,451,316

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Car rental	$1,450,902	$1,795,762	$2,711,804	$3,393,819
Equipment rental	276,808	443,101	556,140	853,951
Other	26,774	36,414	51,426	66,668

Total revenues	1,754,484	2,275,277	3,319,370	4,314,438

Expenses:
Direct operating	988,573	1,278,507	1,943,893	2,450,037
Depreciation of revenue earning equipment	479,350	529,846	969,178	1,063,699
Selling, general and administrative	141,481	167,998	308,171	361,364
Interest expense	159,669	210,959	324,854	417,318
Interest and other income, net	(49,509)	(4,904)	(51,530)	(14,929)

Total expenses	1,719,564	2,182,406	3,494,566	4,277,489

Income (loss) before income taxes	34,920	92,871	(175,196)	36,949
(Provision) benefit for taxes on income	(24,628)	(36,029)	25,039	(33,046)

Net income (loss)	10,292	56,842	(150,157)	3,903
Less: Net income attributable to noncontrolling interest	(3,876)	(5,671)	(6,965)	(10,505)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$6,416	$51,171	$(157,122)	$(6,602)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Six Months Ended June 30,
	2009	2008
		(Note 17)
Cash flows from operating activities:
Net income (loss)	$(150,157)	$3,903
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	969,178	1,063,699
Depreciation of property and equipment	80,543	88,720
Amortization of other intangible assets	33,138	33,237
Amortization of deferred financing costs	27,711	23,609
Amortization of debt discount	13,229	7,550
Stock-based employee compensation charges	16,502	13,505
Unrealized gain on derivatives	—	(3,039)
Amortization and ineffectiveness of cash flow hedges	29,857	5,030
Provision for losses on doubtful accounts	16,635	13,304
Asset writedowns	13,105	10,640
Deferred taxes on income	21,350	20,761
Gain on sale of property and equipment	(1,314)	(7,550)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(15,931)	(154,328)
Inventories, prepaid expenses and other assets	(64)	(132,139)
Accounts payable	(65,003)	74,852
Accrued liabilities	(212,359)	(45,967)
Accrued taxes	(57,836)	3,390
Public liability and property damage	(22,029)	(10,712)

Net cash provided by operating activities	$696,555	$1,008,465

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Six Months Ended June 30,
	2009	2008
		(Note 17)
Cash flows from investing activities:
Net change in restricted cash	$543,774	$501,551
Revenue earning equipment expenditures	(3,540,501)	(6,077,503)
Proceeds from disposal of revenue earning equipment	3,197,561	4,188,373
Property and equipment expenditures	(48,344)	(96,017)
Proceeds from disposal of property and equipment	5,106	48,103
Acquisitions, net of cash acquired	(71,280)	(57,104)
Purchase of short-term investments, net	(4,169)	—
Other investing activities	835	(249)

Net cash provided by (used in) investing activities	82,982	(1,492,846)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,219	15,583
Repayment of long-term debt	(682,389)	(192,714)
Short-term borrowings:
Proceeds	221,921	320,389
Repayments	(181,442)	(229,981)
Ninety day term or less, net	(971,469)	654,500
Distributions to noncontrolling interest	(8,050)	(5,950)
Capital invested by parent	790,117	—
Proceeds from employee stock purchase plan	1,363	—
Loan with Hertz affiliate	820	5,545
Payment of financing costs	(6,772)	(10,523)

Net cash provided by (used in) financing activities	(831,682)	556,849

Effect of foreign exchange rate changes on cash and cash equivalents	26,790	8,322

Net increase (decrease) in cash and cash equivalents during the period	(25,355)	80,790
Cash and cash equivalents at beginning of period	593,997	729,693

Cash and cash equivalents at end of period	$568,642	$810,483

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$298,881	$381,972
Income taxes	13,998	14,855
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable	$616,745	$1,001,089
Sales of revenue earning equipment included in receivables	145,640	421,623
Purchases of property and equipment included in accounts payable	14,309	41,274
Sales of property and equipment included in receivables	680	11,674

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1—Background, Basis of Presentation and Liquidity

Background

The Hertz Corporation, together with its subsidiaries, is referred to herein as "we," "our" and "us." The Hertz Corporation is also referred to herein as "Hertz." Hertz Global Holdings, Inc., our ultimate parent company, is referred to herein as "Hertz Holdings." Capitalized terms used in this Form 10-Q without definition have the meanings given in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the United States Securities and Exchange Commission, or "SEC," on March 5, 2009, or the "Form 10-K."

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967.

On December 21, 2005, investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  Merrill Lynch Global Private Equity, or "MLGPE,"

or collectively the "Sponsors," acquired all of our common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million. We refer to the acquisition of all of our common stock by the Sponsors as the "Acquisition."

In November 2006, Hertz Holdings completed its initial public offering of 88,235,000 shares of its common stock. In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock.

In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., the parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by MLGPE and certain of its affiliates.

2009 Hertz Holdings Offerings

In May and June 2009, Hertz Holdings completed a follow-on public offering of 52,900,000 shares of its common stock at a price of $6.50 per share with proceeds before underwriting discounts and offering expenses of approximately $343.9 million, or the "Common Stock Public Offering."

In addition, in May 2009 Hertz Holdings entered into subscription agreements with investment funds affiliated with CD&R and Carlyle to purchase an additional 32,101,182 shares of its common stock at a price of $6.23 per share (the same price per share paid to Hertz Holdings by the underwriters in the Common Stock Public Offering) with proceeds to us of approximately $200.0 million, or the "Private Offering." The Private Offering closed on July 7, 2009 and the 32,101,182 shares of its common stock were issued to CD&R and Carlyle affiliated investment funds on the same date. Giving effect to the Common Stock Public Offering and the Private Offering, the Sponsors' ownership percentage in Hertz Holdings is approximately 51%.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

In May and June 2009, Hertz Holdings also completed a public offering of an aggregate principal amount $474,755,000 of 5.25% convertible senior notes due 2014, or the "Convertible Debt Public Offering."

Hertz Holdings used the net proceeds from the Common Stock Public Offering, the Private Offering and the Convertible Debt Public Offering, collectively the "2009 Hertz Holdings Offerings," to provide us a capital investment which we used to increase our liquidity and for general corporate purposes, including the repayment of principal amounts with respect to maturing debt under the fleet financing facilities of certain of our consolidated subsidiaries.

See Note 7—Debt and Note 11—Total Equity.

Basis of Presentation

The significant accounting policies summarized in Note 1 to our audited consolidated financial statements contained in our Form 10-K, have been followed in preparing the accompanying condensed consolidated financial statements, except for the adoption of Statement of Financial Accounting Standards, or "SFAS" No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," or "SFAS No. 160," SFAS No. 141(R), "Business Combinations," or "SFAS No. 141(R)," and SFAS No. 157, "Fair Value Measurements," or "SFAS No. 157."

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

We have revised our consolidated statements of cash flows to exclude the impact of non-cash purchases and sales of revenue earning equipment and property and equipment which were included in "accounts payable" or "receivables" at the end of the period. See Note 17—Revision of Statement of Cash Flows Presentation Related to Purchases and Sales of Revenue Earning Equipment and Property and Equipment.

Liquidity

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008 and continuing in the six months ended June 30, 2009, both the car and equipment rental markets experienced unprecedented declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic while the equipment rental segment is being impacted by the difficult economic and business environment as investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

passenger traffic, reduced consumer spending and volatile fuel prices. These conditions are expected to continue through the remainder of 2009. During 2008 and the six months ended June 30, 2009, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, an increase in depreciation and fleet related costs as a percentage of revenues, lower industry pricing and lower residual values for the non-program cars and equipment that we sold. "Non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and from the funding of our costs of operations, working capital and capital expenditures. Based on June 30, 2009 availability and our 2009 business plan, we believe we have sufficient liquidity in our existing fleet facilities to meet our 2009 debt maturities. We have begun discussions with banks and lenders to review refinancing options for the indebtedness maturing mainly in the second half of 2010. The agreements governing our indebtedness require us to comply with two key covenants based on a consolidated leverage ratio and a consolidated interest expense coverage ratio. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments.

In response to the economic downturn, in 2008 we implemented aggressive strategic actions to reduce costs and improve liquidity. These actions included reducing wage and benefit costs through significant headcount reductions, accelerating fleet deletions and delaying additions to right-size the fleet to current demand levels and rationalizing our location footprint by closing a number of locations. We have developed additional plans for 2009 in an effort to mitigate the impact of continued revenue declines on our results of operations, including reducing costs further through the additional headcount reductions that we announced in January 2009, continuing to right-size our car and equipment rental fleet in response to the economic conditions, continued re-engineering of our processes, increasing pricing and continuing to reduce the cost of acquiring our car and equipment rental fleet, among other actions. In addition, Hertz Holdings received approximately $990 million of net proceeds, after deducting underwriting discounts and commissions and before offering expenses payable by Hertz Holdings, from the 2009 Hertz Holdings Offerings which will provide cash to support 2010 debt refinancing while maintaining liquidity to fund future growth initiatives.

As a result of these past and planned actions, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for 2009 and the first half of 2010. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Chrysler LLC and General Motors Bankruptcies/Financial Status of Monoline Insurance Companies

Immediately prior to Chrysler LLC's bankruptcy, less than 1% of our fleet was comprised of Chrysler LLC vehicles, so its recent bankruptcy filing has not had a material impact on our business, financial condition or results of operations.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

General Motors filed for bankruptcy in June 2009, which we will refer to as "Old General Motors," however we do not believe that this will have a material long-term impact on our business, financial condition or results of operations, because:

  •
  Old General Motors paid us, and New General Motors, as defined below, continues to pay us, all of the amounts owed under our repurchase programs;

  •
  With the approval of the bankruptcy court, Old General Motors assumed the vehicle repurchase programs it has with us and assigned the repurchase programs to a newly formed company referred to as "New General Motors";

  •
  New General Motors emerged from bankruptcy quickly; and

  •
  The resale value of vehicles manufactured by Old General Motors has not declined following its filing.

However, in the short-term, we have agreed with MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," to not access the $825.0 million of availability under our Series 2008-1 variable funding notes, or the "Series 2008-1 Notes," until either; (1) the necessary administrative actions are taken to have New General Motors confirmed as an "eligible manufacturer" and an "eligible program manufacturer" as defined in the indentures governing our U.S. Fleet Debt, or the "ABS Base Indenture," (2) we renegotiate the agreements with MBIA and Ambac, now that New General Motors has emerged from bankruptcy, (3) we amend the Series 2008-1 Notes which may require the consent of the holders of notes of other series, or (4) certain other conditions of the agreements with Ambac and MBIA are satisfied.

MBIA and Ambac provide credit enhancements in the form of financial guaranties for our U.S. Fleet Debt, with each providing guaranties for approximately half of the $3,370.2 million in principal amount of the notes that was outstanding as of June 30, 2009 under our ABS Program, all of which matures in 2010. Since MBIA and Ambac are facing financial instability, have been downgraded one or more times and are on review for further credit downgrade or under developing outlook by one or more credit agencies, we expect that any amendments to our current U.S. fleet debt and any new U.S. fleet debt we obtain will not be guaranteed by either MBIA or Ambac. Ambac recently reported a significant statutory loss and loss expenses for the quarter ended June 30, 2009, which reduced Ambac's statutory capital and surplus. Ambac requested approval of the Office of the Commissioner of Insurance of the State of Wisconsin, or the "OCI," to release a substantial portion of its contingency reserves to avoid negative statutory capital and surplus. On August 7, 2009, Ambac announced that the OCI permitted Ambac to release approximately $1.8 billion of contingency reserves, thereby, increasing its capital and surplus by that amount. There can be no assurance that any future requests for similar assistance will be granted.

An event of bankruptcy with respect to MBIA or Ambac between now and November 2010 would result in an amortization event under the portion of the debt guaranteed by the affected insurer. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders. Accordingly, if a bankruptcy of MBIA or Ambac were to occur prior to the earlier of (1) us refinancing our current U.S. fleet debt or (2) November 2010, we would use this 30-day period to negotiate a solution with a majority of the affected noteholders. If we were unsuccessful in these negotiations and a majority of the affected noteholders voted to liquidate that portion of our fleet insured by the affected monoline insurer, we would expect to repay the affected series of notes through a combination of (1) our corporate liquidity and

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

excess fleet debt liquidity (including negotiating access to our Series 2008-1 Notes), and (2) securing the amendment and extension of the Series 2008-1 Notes and the variable funding notes issued in 2005. A bankruptcy of MBIA or Ambac or a continuing deterioration in the economic environment could lead to deterioration in our financial condition and liquidity position.

In addition, if our available cash and other funding sources were not sufficient to satisfy the consequences as described above, we would be required to renegotiate with our lenders or raise additional funds and there is no assurance that we would be successful in such renegotiation or the raising of such funds.

Note 2—Recently Issued and/or Adopted Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board, or "FASB," issued FASB Staff Position, or "FSP," No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)," or "FSP APB 14-1," which changed the accounting treatment for net share settled convertible securities. Under FSP APB 14-1, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the consolidated statements of operations. Hertz Holdings applied the provisions of FSP APB 14-1 to the Convertible Debt Public Offering.

In January 2009, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." The FSP contains amendments to FASB Statement No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer's defined benefit pension or other postretirement plan. The provisions of this FSP will become effective for us beginning with our annual report for the period ended December 31, 2009. We will provide the required disclosure requirements of FSP No. FAS 132(R)-1 beginning December 31, 2009, as required, and we don't believe it will have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," or "SFAS No. 165." The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS No. 165 became effective for us beginning with the interim period ended June 30, 2009, and did not have a material impact on our financial position or results of operations. We evaluated subsequent events through the time of filing these financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No 46(R)," or "SFAS No. 167." SFAS No. 167 is a revision to FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The provisions of SFAS No. 167 become

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

effective for us on January 1, 2010, and will not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162," or "SFAS No. 168." The FASB Accounting Standards Codification, or "Codification," will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The provisions of SFAS No. 168 became effective for us with the interim period beginning July 1, 2009, and did not have a material impact on our financial position or results of operations.

Note 3—Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. As of June 30, 2009 and December 31, 2008, the portion of total restricted cash that was associated with our Fleet Debt facilities was $95.3 million and $557.2 million, respectively. The decrease in restricted cash associated with our Fleet Debt of $461.9 million from December 31, 2008 to June 30, 2009, primarily related to payments to reduce fleet debt and the timing of purchases and sales of revenue earning vehicles.

Note 4—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment, for the period presented (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of December 31, 2008	$264.1	$—	$264.1
Acquisitions	16.4	2.1	18.5
Other changes(1)	4.7	0.1	4.8

Balance as of June 30, 2009	$285.2	$2.2	$287.4

(1)
Consists of changes resulting from the translation of foreign currency denominated balances at different exchange rates from the beginning of the period to the end of the period.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$600.3	$(217.9)	$382.4
Other	54.6	(7.7)	46.9

Total	654.9	(225.6)	429.3

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other	15.4	—	15.4

Total	2,205.4	—	2,205.4

Total other intangible assets, net	$2,860.3	$(225.6)	$2,634.7

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Value
Amortizable intangible assets:
Customer-related	$620.2	$(187.9)	$(17.0)	$415.3
Other	10.9	(4.5)	—	6.4

Total	631.1	(192.4)	(17.0)	421.7

Indefinite-lived intangible assets:
Trade name	2,624.0	—	(434.0)	2,190.0
Other	9.9	—	—	9.9

Total	2,633.9	—	(434.0)	2,199.9

Total other intangible assets, net	$3,265.0	$(192.4)	$(451.0)	$2,621.6

Amortization of other intangible assets for the three months ended June 30, 2009 and 2008, was approximately $17.6 million and $16.8 million, respectively, and for the six months ended June 30, 2009 and 2008 was approximately $33.2 million and $33.2 million, respectively. Based on our amortizable intangible assets as of June 30, 2009, we expect amortization expense to be approximately $34.4 million for the remainder of 2009 and range from $59.3 million to $67.2 million for each of the next five fiscal years.

In April 2009, we acquired certain assets of Advantage Rent A Car, or "Advantage," a popular brand for price-oriented customers at key U.S. leisure travel destinations and we also acquired Eileo SAS, or "Eileo," a France-based developer of car sharing technology.

During the six months ended June 30, 2009, we added 16 locations by acquiring former franchisees in our domestic and international car rental operations, as well as approximately 20 locations associated with our acquisition of Advantage and one location related to an external acquisition done within our equipment rental operations. Total cash paid for intangible assets during the six months ended June 30,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

2009 was $48.9 million, of this amount, $43.5 million was allocated to amortizable intangible assets and $5.4 million was allocated to indefinite-lived intangible assets. Each of these transactions has been accounted for using the acquisition method of accounting in accordance with SFAS No. 141(R) and operating results of the acquired entities from the dates of acquisition are included in our consolidated statements of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization. These acquisitions are not material, individually or collectively, to the consolidated amounts presented within our statement of operations for the six months ended June 30, 2009.

Note 5—Taxes on Income

The effective tax rate for the three and six months ended June 30, 2009 was 70.5% and 14.3%, respectively. In accordance with inter-period accounting rules for income taxes, the rates for the three and six months ended June 30, 2009 reflect a limitation on the tax benefits which may be currently recognized as compared with an estimated annual effective tax rate of 12.9%. The effective tax rate for the three and six months ended June 30, 2008 was 38.8% and 89.4%, respectively. The provision for taxes on income of $24.6 million in the three months ended June 30, 2009 decreased from $36.0 million in the three months ended June 30, 2008, primarily due to the decrease in income before income taxes and discrete charges, partially offset by an increase in the losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized. We had a benefit for taxes on income of $25.0 million in the six months ended June 30, 2009 as compared to a provision for taxes on income of $33.0 million in the six months ended June 30, 2008, primarily due to the decrease in income before income taxes and discrete charges, partially offset by an increase in the losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized.

Note 6—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in millions of dollars):

	Three Months Ended June 30,
	2009	2008
Depreciation of revenue earning equipment	$439.7	$505.2
Adjustment of depreciation upon disposal of the equipment	19.9	0.5
Rents paid for vehicles leased	19.8	24.1

Total	$479.4	$529.8

	Six Months Ended June 30,
	2009	2008
Depreciation of revenue earning equipment	$867.1	$980.7
Adjustment of depreciation upon disposal of the equipment	66.9	33.0
Rents paid for vehicles leased	35.2	50.0

Total	$969.2	$1,063.7

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2009, reflects net losses of $12.9 million on the disposal of vehicles used in our car rental

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

operations and for the three months ended June 30, 2009 and 2008 reflects net losses of $7.0 million and $0.5 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2009 and 2008, reflects net losses of $29.3 million and $30.2 million, respectively, on the disposal of vehicles used in our car rental operations and for the six months ended June 30, 2009 and 2008 reflects net losses of $37.6 million and $2.8 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the six months ended June 30, 2009, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $5.4 million and $12.0 million in depreciation expense for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2009, depreciation rate changes in our equipment rental operations resulted in increases in depreciation expense of $1.6 million and $1.6 million, respectively.

For the three months ended June 30, 2009 and 2008, our worldwide car rental operations sold approximately 35,700 and 64,000 non-program cars, respectively, a 44.2% year over year decrease primarily due to a lower average fleet size. For the six months ended June 30, 2009 and 2008, our worldwide car rental operations sold approximately 64,000 and 106,400 non-program cars, respectively, a 39.8% year over year decrease primarily due to a lower average fleet size.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 7—Debt

Our debt consists of the following (in millions of dollars):

	June 30, 2009	December 31, 2008
Corporate Debt
Senior Term Facility, average interest rate: 2009, 2.1%; 2008, 3.3% (effective average interest rate: 2009, 2.1%; 2008, 3.4%); net of unamortized discount: 2009, $16.3; 2008, $18.6	$1,349.1	$1,353.6
Senior ABL Facility; net of unamortized discount: 2009, $11.4; 2008, $13.3	(11.4)	(13.3)
Senior Notes, average interest rate: 2009, 8.7%; 2008, 8.7%	2,047.6	2,113.6
Senior Subordinated Notes, average interest rate: 2009, 10.5%; 2008, 10.5%	518.5	600.0
Promissory Notes, average interest rate: 2009, 7.3%; 2008, 7.2% (effective average interest rate: 2009, 7.4%; 2008, 7.3%); net of unamortized discount: 2009, $3.6; 2008, $4.0	394.8	461.4
Notes payable, average interest rate: 2009, 5.9%; 2008, 5.5%	6.0	9.7
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2009, 11.9%; 2008, 4.5%	5.0	54.9
Other borrowings, average interest rate: 2009, 2.8%; 2008, 5.1%	4.2	5.6

Total Corporate Debt	4,313.8	4,585.5

Fleet Debt
U.S. Fleet Debt and pre-Acquisition ABS Notes, average interest rate: 2009, 4.6%; 2008, 4.3% (effective average interest rate: 2009, 4.6%; 2008, 4.3%); net of unamortized discount: 2009, $4.8; 2008, $7.5	3,370.2	4,254.5
International Fleet Debt, average interest rate: 2009, 3.0%; 2008, 5.0% (effective average interest rate: 2009, 3.0%; 2008, 5.1%); net of unamortized discount: 2009, $5.0; 2008, $6.5	750.7	1,027.1
International ABS Fleet Financing Facility, average interest rate: 2009, 3.5%; 2008, 7.1%; (effective average interest rate: 2009, 3.5%; 2008, 7.3%); net of unamortized discount: 2009, $8.5; 2008, $10.3	465.6	591.2
Fleet Financing Facility, average interest rate: 2009, 1.6%; 2008, 2.0% (effective average interest rate: 2009, 1.6%; 2008, 2.1%); net of unamortized discount: 2009, $1.0; 2008, $1.2	144.5	149.3
Brazilian Fleet Financing Facility, average interest rate: 2009, 13.4%; 2008, 16.3%	60.0	54.1
Canadian Fleet Financing Facility, average interest rate: 2009, 8.0%; 2008, 3.8%	53.0	111.6
Belgian Fleet Financing Facility, average interest rate: 2009, 2.2%; 2008, 4.7%	37.1	31.2
U.K. Leveraged Financing, average interest rate: 2009, 5.0%; 2008, 6.4%	242.6	167.8

Total Fleet Debt	5,123.7	6,386.8

Total Debt	$9,437.5	$10,972.3

Note:
For further information on the definitions and terms of our debt, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows: 2010, $2,985.5 (including $1,736.9 of other short-term borrowings); 2011, $2,345.2; 2012, $176.6; 2013, $1,365.5; 2014, $2,047.8; after 2014, $567.5.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our short-term borrowings as of June 30, 2009 include, among other items, the amounts outstanding under our International Fleet Debt facility, International ABS Fleet Financing Facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Belgian Fleet Financing Facility and our U.K. Leveraged Financing facility. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not expire at the time of the short-term debt maturity. In addition, we include certain scheduled payments of principal under our ABS Program as short-term borrowings.

As of June 30, 2009, there were outstanding standby letters of credit totaling $481.6 million. Of this amount, $234.0 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford Motor Company, or "Ford," and $34.0 million of which was used under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of June 30, 2009, none of these letters of credit have been drawn upon.

As of June 30, 2009, there were $9.4 million of capital lease financings outstanding. These capital lease financings are included in the International ABS Fleet Financing Facility total and have maturities ranging from July 2009 to May 2011.

Second Quarter Events

In April 2009, we made aggregate open market repurchases, at a discount, of approximately $68.0 million and $81.5 million in face value of our Senior Notes and Senior Subordinated Notes, respectively. As a result of these repurchases, we recorded a gain of $48.5 million, net of transaction costs, in "Interest and other income, net."

On May 19, 2009, we entered into agreements with the trustee of some of our asset-backed financing facilities, MBIA and Ambac, whereby, among other things, agreeing to modifications that clarify the effect of certain events, including an event of bankruptcy with respect to vehicle manufacturers Ford, General Motors Corporation, or "General Motors," and Chrysler Group LLC, or "Chrysler." As a result of certain of these agreements, upon a default or bankruptcy of General Motors or Ford, we have agreed to not access the $825.0 million of availability under our Series 2008-1 Notes until either; (1) the manufacturer event of default would need to be cured or the bankrupt manufacturer would need to emerge from bankruptcy and (a) the necessary administrative actions taken to include it as an "eligible manufacturer" and an "eligible program manufacturer" under our ABS credit facilities or (b) we amend these definitions in the ABS Base Indenture, (2) we renegotiate the agreements with MBIA and Ambac, now that New General Motors has emerged from bankruptcy, (3) we amend the Series 2008-1 Notes which may require the consent of the holders of notes of other series, or (4) certain other conditions of the agreements with Ambac and MBIA are satisfied. Although New General Motors has emerged from bankruptcy, we have agreed to not access the Series 2008-1 Notes until it included as an "eligible manufacturer" and an "eligible program manufacturer" under our ABS credit facilities or one of the other above-mentioned items occur.

On June 26, 2009, subsidiaries of Hertz entered into a second omnibus amendment to our Canadian Fleet Financing Facility, reducing the facility limit from CAD$400 million (or $345.6 million, calculated using exchange rates in effect on June 30, 2009) to CAD$225 million (or $194.4 million), changing the maturity date from May 2012 to May 2011 and adding increases in commitment fees. Also, among other things, certain covenants pertaining to fleet composition were eliminated and certain limitations on the

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

number of vehicles supplied by a single manufacturer which may be included in the borrowing base calculation were added.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness has been issued from the terms as disclosed in our Form 10-K.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of June 30, 2009, we were in compliance with all of these financial covenants.

As of June 30, 2009, we had an aggregate principal amount outstanding of $1,365.4 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. As of June 30, 2009, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 5.50:1 and a consolidated interest expense coverage ratio of not less than 2.00:1. In addition, under our Senior ABL Facility, if there was less than $200 million of available borrowing capacity under that facility as of June 30, 2009, Hertz was required to have a consolidated leverage ratio of not more than 5.50:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of June 30, 2009, we had a consolidated leverage ratio of 4.32:1 and a consolidated interest expense coverage ratio of 2.46:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of June 30, 2009, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Derivatives

We utilize certain derivative instruments to enhance our ability to manage risks relating to cash flow and interest rate exposure. See Note 13—Financial Instruments.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Credit Facilities

As of June 30, 2009, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base or Other Limitation
Corporate Debt
Senior ABL Facility	$1,767.7	$1,097.5

Total Corporate Debt	1,767.7	1,097.5

Fleet Debt
U.S. Fleet Debt	1,219.8	627.2
International Fleet Debt	793.7	111.8
International ABS Fleet Financing Facility	481.7	38.5
Fleet Financing Facility	130.5	110.0
Brazilian Fleet Financing Facility	7.8	4.9
Canadian Fleet Financing Facility	141.4	40.0
U.K. Leveraged Financing	18.8	—

Total Fleet Debt	2,793.7	932.4

Total	$4,561.4	$2,029.9

As of June 30, 2009, the Senior Term Facility had approximately $4.0 million available under the letter of credit facility and the Senior ABL Facility had $181.7 million available under the letter of credit facility sublimit.

Our liquidity as of June 30, 2009 was approximately $4,459.8 million, which consisted of $568.6 million of cash, $1,097.5 million of unused commitments under our Senior ABL Facility and $2,793.7 million of unused commitments under our fleet debt facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our fleet debt facilities, the amount that we had available for immediate use as of June 30, 2009 under our Senior ABL Facility was $1,097.5 million and we had $932.4 million of over-enhancement that was available under our various fleet debt facilities. Accordingly, as of June 30, 2009, we had $2,598.5 million ($568.6 million in cash, $1,097.5 million available under our Senior ABL Facility and $932.4 million available under our various fleet debt facilities) in liquidity that was available for our immediate use. In addition, the $4,459.8 million of total liquidity as June 30, 2009 does not include any of the $825.0 million of availability under our Series 2008-1 Notes. We will again have access to these funds as soon as the credit rating agencies certify that New General Motors is an "eligible manufacturer" and an "eligible program manufacturer" under our ABS credit facilities. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control.

As of June 30, 2009, substantially all of our assets were pledged under one or more of the facilities noted above.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Accrued Interest

As of June 30, 2009 and December 31, 2008, accrued interest was $116.8 million and $131.4 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities."

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Three Months Ended June 30,
	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$5.4	$6.5	$1.4	$2.2	$0.1	$—
Interest cost	7.0	6.8	2.4	2.7	0.2	0.2
Expected return on plan assets	(5.8)	(6.2)	(1.9)	(3.0)	—	—
Net amortizations	0.1	0.3	(0.1)	(0.3)	(0.1)	(0.1)
Settlement loss	—	1.0	—	—	—	—

Net pension/postretirement expense	$6.7	$8.4	$1.8	$1.6	$0.2	$0.1

	Six Months Ended June 30,
	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$10.8	$13.0	$2.7	$4.3	$0.1	$0.1
Interest cost	14.0	13.7	4.6	5.4	0.4	0.4
Expected return on plan assets	(11.7)	(12.3)	(3.6)	(6.0)	—	—
Net amortizations	0.2	0.5	(0.2)	(0.4)	(0.2)	(0.2)
Settlement loss	0.7	2.3	—	—	—	—

Net pension/postretirement expense	$14.0	$17.2	$3.5	$3.3	$0.3	$0.3

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, we make contributions beyond those legally required. For the three and six months ended June 30, 2009, we contributed to and made benefit payments of $8.5 million and $17.2 million, respectively, to our funded worldwide plans. For the three and six months ended June 30, 2008, our contributions to and benefit payments through unfunded plans were $5.6 million and $19.8 million, respectively. Of the contributions to worldwide plans, we contributed $6.5 million to the U.S. defined benefit plans during the three months ended June 30, 2009. No contributions were made to the U.S. plans during the same period in the previous year. For the three and six months ended June 30, 2009, we made discretionary contributions of $1.4 million and $2.5 million, respectively, to our U.K. defined benefit pension plan. The amounts contributed to the U.K. plans for the three and six months ended June 30, 2008, were $1.1 million and $2.3 million, respectively.

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

Note 9—Stock-Based Compensation

In February 2009, Hertz Holdings granted 2,115,000 Restricted Stock Units, or "RSUs," to key executives and employees at fair values ranging from $2.75 to $3.24 and 3,819,739 Performance Stock Units, or "PSUs," at a fair value of $3.24, including a grant of 1,724,363 PSUs to Mark P. Frissora, our Chief Executive Officer. RSUs granted in 2009 generally have the terms set forth in the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan," however in the event of an employee's death or disability (as defined in the Omnibus Plan), a pro rata portion of the RSUs that would have vested on the next anniversary of the grant date will vest and the remainder of the RSUs will be canceled.

In February 2009, Hertz Holdings granted options to acquire 52,500 shares of its common stock to certain executives at an exercise price of $3.24 under the Omnibus Plan.

In May 2009, Hertz Holdings granted 505,500 RSUs to key employees at fair values ranging from $6.45 to $8.38. Hertz Holdings also granted 155,588 shares of its common stock to non-management directors or their assignees.

We have accounted for our employee stock-based compensation awards in accordance with SFAS No. 123R, "Share-Based Payment." The options are being accounted for as equity-classified awards. The non-cash stock-based compensation expense associated with the Prior Plans and the Omnibus Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

For the three and six months ended June 30, 2009, we recognized compensation cost of approximately $9.1 million ($5.6 million, net of tax) and $16.5 million ($10.1 million, net of tax), respectively, pursuant to the Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan including the cost of stock options, RSUs, and PSUs. As of June 30, 2009, there was approximately $73.4 million of total unrecognized compensation cost related to non-vested stock options, RSUs, and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 1.6 years, on a weighted average basis, of the requisite service period that began on the grant dates.

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

Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income is calculated as income (loss) before income taxes plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. The contribution of our reportable segments to revenues and adjusted pre-tax income and the reconciliation to consolidated revenues and income before income taxes for the three and six months ended June 30, 2009 and 2008 are summarized below (in millions of dollars).

	Three Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income
	2009	2008	2009	2008
Car rental	$1,474.7	$1,830.2	$143.5	$149.4
Equipment rental	277.0	443.3	24.7	85.5

Total reportable segments	1,751.7	2,273.5	168.2	234.9
Other	2.8	1.8

Total	$1,754.5	$2,275.3

Adjustments:
Other reconciling items(1)			(84.8)	(80.3)
Purchase accounting(2)			(21.8)	(24.4)
Non-cash debt charges(3)			(45.8)	(21.7)
Restructuring charges			(22.0)	(32.7)
Restructuring related charges(4)			(11.3)	(7.4)
Unrealized gain on derivatives(5)			—	9.0
Realized gain on derivatives(5)			—	14.8
Gain on debt buyback(6)			48.5	—
Gasoline swap gain(7)			3.9	—
Vacation accrual adjustment(8)			—	0.7

Income before income taxes			$34.9	$92.9

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Six Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income
	2009	2008	2009	2008
Car rental	$2,757.6	$3,456.3	$110.0	$188.7
Equipment rental	556.5	854.3	25.4	144.8

Total reportable segments	3,314.1	4,310.6	135.4	333.5
Other	5.3	3.8

Total	$3,319.4	$4,314.4

Adjustments:
Other reconciling items(1)			(168.7)	(162.0)
Purchase accounting(2)			(47.8)	(49.2)
Non-cash debt charges(3)			(70.8)	(36.2)
Restructuring charges			(51.5)	(52.3)
Restructuring related charges(4)			(20.2)	(10.9)
Management transition costs			(0.7)	(1.3)
Unrealized gain on derivatives(5)			—	3.0
Realized gain on derivatives(5)			—	14.8
Gain on debt buyback(6)			48.5	—
Gasoline swap gain(7)			4.9	—
Vacation accrual adjustment(8)			—	(2.5)
Third-party bankruptcy accrual(9)			(4.3)	—

Income (loss) before income taxes			$(175.2)	$36.9

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

(3)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three and six months ended June 30, 2009, also includes $22.3 million and $29.8 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments. For the three and six months ended June 30, 2008, also includes $2.7 million and $5.0 million, respectively, associated with the ineffectiveness of the HVF interest rate swaps.

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

(5)
Represents realized and unrealized gains on our Hertz International Ltd., or "HIL," interest rate swaptions which were terminated in October 2008.

(6)
Represents a gain (net of transaction costs) recorded in connection with the buyback of portions of our Senior Notes and Senior Subordinated Notes.

(7)
Represents a mark-to-market adjustment on our gasoline swap.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(8)
Represents changes in the employee vacation accrual relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 of each year.

(9)
Represents an allowance for uncollectible program car receivables related to a bankrupt European dealer affiliated with a U.S. car manufacturer.

Note 11—Total Equity

Capital Investment by Hertz Holdings

In June 2009, as a result of the Common Stock Public Offering and Convertible Debt Public Offering, we received a capital investment from Hertz Holdings of $790.1 million which was recorded as "Additional paid-in capital."

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 primarily includes unrealized losses on cash flow hedges of $(76.6) million and $(89.6) million, respectively, changes due to the SFAS No. 158 mark-to-market adjustment of $(50.4) million and $(49.4) million, respectively, and unrealized losses on our Euro-denominated debt of $(16.7) million and $(15.7) million, respectively, and accumulated translation gains of $89.5 million and $54.5 million, respectively.

Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 were as follows (in millions of dollars):

	Three Months Ended June 30,
	2009	2008
Net income	$10.3	$56.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	69.8	5.5
Unrealized gain (loss) on Euro-denominated debt	(9.8)	0.5
Change due to the SFAS No. 158 mark-to-market adjustment	(1.0)	—
Change in fair value of cash flow hedges	13.2	54.7

Total other comprehensive income	72.2	60.7

Comprehensive income	82.5	117.6
Less: Comprehensive income attributable to the noncontrolling interest	(3.9)	(5.7)

Comprehensive income attributable to The Hertz Corporation and Subsidiaries	$78.6	$111.9

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Six Months Ended June 30,
	2009	2008
Net income (loss)	$(150.1)	$3.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35.0	64.0
Unrealized loss on Euro-denominated debt	(1.0)	(14.3)
Change due to the SFAS No. 158 mark-to-market adjustment	(1.0)	(0.2)
Change in fair value of cash flow hedges	12.9	(0.9)

Total other comprehensive loss	45.9	48.6

Comprehensive income (loss)	(104.2)	52.5
Less: Comprehensive income attributable to the noncontrolling interest	(7.0)	(10.5)

Comprehensive income (loss) attributable to The Hertz Corporation and Subsidiaries	$(111.2)	$42.0

Note 12—Restructuring

As part of our ongoing effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and business process re-engineering to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations and evaluating potential outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness. For further information on the actions taken in 2007 and 2008, see Note 12 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

In January 2009, we announced that, as part of a comprehensive plan to further decrease costs and as a result of reduced rental demand, we were reducing our global workforce by more than 4,000 employees beginning in the fourth quarter 2008 and continuing through the first quarter of 2009, more than half of whom are not eligible for severance benefits. We incurred job reductions in the car and equipment rental businesses, corporate and support areas, and in all geographies, with an emphasis on eliminating non-customer facing jobs. Related to these location closures and continued cost reduction initiatives, we incurred restructuring charges for employee termination liabilities covering approximately 1,500 employee separations in the fourth quarter of 2008.

During the first and second quarters of 2009, our equipment rental business incurred charges mainly for losses on disposal of surplus equipment and recognition of facility lease obligations related to previously announced U.S. branch closures that were completed during the quarters. Our North American and European car rental businesses incurred charges mainly for facility lease obligations related to previously announced off-airport location closures that were completed during the quarters. In the first quarter of 2009, our European car rental business also eliminated certain specialty rental equipment as a future cost reduction initiative and incurred related lease termination costs. The first and second quarter 2009 restructuring charges included employee termination liabilities covering approximately 500 and 600 employees, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

For the three months ended June 30, 2009, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $22.0 million which was composed of $8.3 million of involuntary termination benefits, $6.5 million in facility closures and lease obligation costs, $5.3 million in asset impairment charges, $0.7 million in consulting costs and $1.2 million of other restructuring charges.

For the six months ended June 30, 2009, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $51.5 million which was composed of $18.6 million of involuntary termination benefits, $16.3 million in facility closures and lease obligation costs, $6.4 million in consulting costs, $6.0 million in asset impairment charges, $1.7 million in contract termination costs and $2.5 million of other restructuring charges.

For the three months ended June 30, 2008, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $32.7 million, which was composed of $9.7 million of involuntary termination benefits, $0.9 million in pension settlement loss, $4.0 million in consulting costs, $10.6 million in asset impairment charges, $3.1 million in facility lease obligations and $4.4 million of other restructuring charges.

For the six months ended June 30, 2008, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $52.3 million, which was composed of $24.0 million of involuntary termination benefits, $0.9 million in pension settlement loss, $7.4 million in consulting costs, $10.6 million in asset impairment charges, $3.1 million in facility lease obligations and $6.3 million of other restructuring charges.

Additional efficiency and cost saving initiatives may be developed during the remainder of 2009. However, we presently do not have firm plans or estimates of any related expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Three Months Ended June 30,
	2009	2008
By Caption:
Direct operating	$18.5	$23.3
Selling, general and administrative	3.5	9.4

Total	$22.0	$32.7

	Six Months Ended June 30,
	2009	2008
By Caption:
Direct operating	$35.2	$31.4
Selling, general and administrative	16.3	20.9

Total	$51.5	$52.3

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Three Months Ended June 30,
	2009	2008
By Segment:
Car rental	$9.8	$12.5
Equipment rental	12.8	16.7
Other reconciling items	(0.6)	3.5

Total	$22.0	$32.7

	Six Months Ended June 30,
	2009	2008
By Segment:
Car rental	$24.9	$28.3
Equipment rental	19.8	18.4
Other reconciling items	6.8	5.6

Total	$51.5	$52.3

Our condensed consolidated balance sheet as of June 30, 2009, included accruals relating to the restructuring program of $29.8 million. We expect to pay substantially all of the remaining restructuring obligations during 2009. The following table sets forth the activity affecting the accrual during the six months ended June 30, 2009 (in millions of dollars):

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2009	$43.4	$0.5	$—	$16.4	$60.3
Charges incurred	18.6	—	6.4	26.5	51.5
Cash payments	(45.8)	—	(6.3)	(16.6)	(68.7)
Other(1)	(0.9)	—	—	(12.4)	(13.3)

Balance as of June 30, 2009	$15.3	$0.5	$0.1	$13.9	$29.8

(1)
Consists of a decrease of $6.0 million for the impairment of revenue earning equipment, $5.6 million for facility closures and $1.7 million for contract termination costs.

Note 13—Financial Instruments

Cash and Cash Equivalents and Restricted Cash

Fair value approximates cost indicated on the balance sheet at June 30, 2009 because of the short-term maturity of these instruments.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities. The aggregate fair value of all debt at June 30, 2009 approximated $8,966.2 million,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

compared to its aggregate carrying value of $9,488.1 million. The aggregate fair value of all debt at December 31, 2008 approximated $7,968.3 million, compared to its aggregate carrying value of $11,033.9 million.

Derivative Instruments and Hedging Activities

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
HVF interest rate swaps(3)	$—	$—	$12.0	$134.5

Derivatives not designated as hedging instruments under SFAS No. 133:
Gasoline swaps	4.1	—	—	—
Interest rate caps	0.1	0.3	0.1	0.3
Foreign exchange options	0.1	0.6	—	—

Total derivatives not designated as hedging instruments under SFAS No. 133	4.3	0.9	0.1	0.3

Total derivatives	$4.3	$0.9	$12.1	$134.8

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(3)
As the HVF interest rate swaps are in a liability position, the measurement of fair value reflects the nonperformance risk associated with the liability, as required by SFAS No. 157.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,
	2009	2008	2009		2008	2009	2008
Derivatives in SFAS No. 133 Cash Flow Hedging Relationship:
HVF interest rate swaps	$(0.6)	$90.7	$(22.3)	(1)	$—	$—	$(2.7)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Six Months Ended June 30,
	2009	2008	2009		2008	2009	2008
Derivatives in SFAS No. 133 Cash Flow Hedging Relationship:
HVF interest rate swaps	$(12.0)	$(1.6)	$(29.8)	(1)	$—	$—	$(5.0)

Note: The location of both the effective portion reclassified from "Accumulated other comprehensive loss" into income and the ineffective portion recognized in income is in "Interest expense" on our consolidated statements of operations.

(1)
Represents the amortization of amounts in "Accumulated other comprehensive loss" associated with the de-designation of the previous cash flow hedging relationship as described below.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized on Derivative
		2009	2008
Derivatives Not Designated as Hedging Instruments under SFAS No. 133:
Gasoline swaps	Direct operating	$3.9	$—
Interest rate caps	Selling, general and administrative	—	—
Foreign exchange options	Selling, general and administrative	0.2	(0.1)
HIL swaptions	Selling, general and administrative	—	23.8

Total		$4.1	$23.7

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized on Derivative
		2009	2008
Derivatives Not Designated as Hedging Instruments under SFAS No. 133:
Gasoline swaps	Direct operating	$4.9	$—
Interest rate caps	Selling, general and administrative	—	—
Foreign exchange options	Selling, general and administrative	0.1	(0.1)
HIL swaptions	Selling, general and administrative	—	17.8

Total		$5.0	$17.7

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, our subsidiary HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or "SFAS No. 133." These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly interest at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the then current market rates of 0.872% and 1.25% for the swaps maturing in February 2010 and November 2010, respectively. $80.4 million of this payment was made to an affiliate of MLGPE which is a counterparty to the HVF Swaps. Concurrently with this payment, the hedging relationship was de-designated and the amount remaining in "Accumulated other comprehensive loss" associated with this cash flow hedging relationship was frozen and will be amortized into "Interest expense" over the respective terms of the associated debt in accordance with GAAP. We expect to amortize approximately $83.6 million from "Accumulated other comprehensive loss" into "Interest expense" over the next twelve months. Additionally, a new hedging relationship was designated between the HVF Swaps and the remaining $2,825.0 million of floating rate U.S. Fleet Debt, which also qualifies for cash flow hedge accounting in accordance with SFAS No. 133. Both at the inception of the hedge and on an ongoing basis, we measure ineffectiveness by comparing the fair value of the HVF Swaps and the fair value of hypothetical swaps, with similar terms, using the Hypothetical Method in accordance with GAAP. The hypothetical swaps represent a perfect hedge of the variability in interest payments associated with the U.S. Fleet Debt. Subsequent to the resetting of the swaps at current market rates, we anticipate that there will be no ineffectiveness in the hedging relationship because the critical terms of the HVF Swaps match the terms of the hypothetical swaps.

For the three and six months ended June 30, 2009, we recorded an expense of $22.3 million and $29.8 million, respectively, in our consolidated statement of operations, in "Interest expense," associated with the amortization of the amount remaining in "Accumulated other comprehensive loss" associated with the de-designation of the cash flow hedging relationship described above. For the three and six months ended June 30, 2008, we recorded an expense of $2.7 million and $5.0 million, respectively, in our consolidated statement of operations, in "Interest expense," associated with the

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

ineffectiveness of the HVF Swaps. The ineffectiveness in 2008 resulted from a decline in the value of the HVF Swaps due to a decrease in forward interest rates along with a decrease in the time value component as we approached the maturity dates of the HVF Swaps. The effective portion of the change in fair value of the HVF Swaps is recorded in "Accumulated other comprehensive loss." As of June 30, 2009 and December 31, 2008, the balance reflected in "Accumulated other comprehensive loss," net of tax, was a loss of $76.6 million (net of tax of $48.9 million) and a loss of $89.6 million (net of tax of $57.4 million), respectively. The fair value of the HVF Swaps were calculated using the income approach and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

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

An "event of bankruptcy" (as defined in the ABS Base Indenture) with respect to MBIA or Ambac would constitute an "amortization event" under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer.

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

In May 2006, in connection with the forecasted issuance of the permanent take-out international asset-based facilities, our subsidiary HIL purchased two swaptions for €3.3 million, to protect itself from interest rate increases. These swaptions gave HIL the right, but not the obligation, to enter into three year interest rate swaps, based on a total notional amount of €600 million at an interest rate of 4.155%. The swaptions were renewed twice in 2007, prior to their scheduled expiration dates of March 15, 2007 and September 5, 2007, at a total cost of €2.7 million, and expired on June 5, 2008. The fair values of the HIL swaptions were calculated using the income approach and applying observable market data. On June 4, 2008, these swaptions were sold for a realized gain of €9.4 million (or $14.8 million). Additionally, on June 4, 2008, HIL purchased two new swaptions for €8.6 million, to protect itself from interest rate increases associated with the International ABS Fleet Financing Facility, which closed on July 24, 2008. These swaptions were based on an underlying transaction with a notional amount of €600 million at an interest rate of 4.25%. During the three and six months ended June 30, 2008, the fair value adjustments related to these swaptions were gains of $23.8 million ($14.8 million realized gain on the sale of the old

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

swaptions and $9.0 million unrealized gain on the new swaptions) and $17.8 million ($14.8 million realized gain on sale of the old swaptions and a net $3.0 million unrealized gain on the old and new swaptions), respectively, which were recorded in our consolidated statement of operations in "Selling, general and administrative" expenses. On October 10, 2008, the outstanding swaptions were terminated and Hertz received a €1.9 million payment from counterparties.

We purchase unleaded gasoline at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in prices through the use of derivative commodity instruments. We presently hedge a portion of our overall gasoline purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of June 30, 2009, our outstanding commodity instruments totaled approximately 5.9 million gallons. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred. In July 2009, we executed additional swaps to cover a portion of our exposure through June 2010 by contracting approximately 6.6 million gallons, increasing total contracts in place to approximately 12.5 million gallons.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of June 30, 2009 were approximately $0.2 million and we limit counterparties to financial institutions that have strong credit ratings. As of June 30, 2009 and December 31, 2008, the total notional amount of these foreign exchange options was $7.3 million and $15.1 million, respectively, maturing in February 2010, and the fair value of all outstanding foreign exchange options, was approximately $0.1 million and $0.5 million, respectively, which was recorded in our condensed consolidated balance sheet in "Prepaid expenses and other assets." The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data. Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As a result, the forward contracts have no material impact on our results of operations. As of June 30, 2009, the total notional amount of these forward contracts was $663.4 million, maturing within two months.

On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of June 30, 2009 and December 31, 2008, losses of $16.7 million (net of tax of $13.2 million) and $15.7 million (net of tax of $12.6 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive loss."

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 14—Related Party Transactions

Relationship with Hertz Holdings, Hertz Investors, Inc. and the Sponsors

Other than as disclosed below, in the three months ended June 30, 2009, there were no material changes to our relationship with Hertz Holdings, Hertz Investors, Inc. or the Sponsors.

Director Compensation Policy

Several of our and Hertz Holdings' directors are employed by or affiliated with Hertz Holdings' Sponsors. In October 2006, our Board of Directors and the Board of Directors of Hertz Holdings approved a compensation policy for the members of our board and the Board of Directors of Hertz Holdings, the "Director Compensation Policy". Pursuant to the Director Compensation Policy the directors who are not our or Hertz Holdings' employees each received a $150,000 annual retainer fee, of which 40% (i.e., $60,000) was payable in cash and 60% (i.e., $90,000) was payable in the form of stock options having a Black-Scholes value equal to such dollar amount.

In May 2009, our Board of Directors and the Board of Directors of Hertz Holdings approved an amendment to the Director Compensation Policy, whereby the equity portion of the annual retainer fee will now be paid in the form of shares of Hertz Holdings common stock instead of options. In addition, our Board of Directors and the Board of Directors of Hertz Holdings also passed a resolution reducing the annual retainer fee by 20% for the period from May 2009 to May 2010 or such earlier date as Hertz Holdings fully restores the salary reductions of its officers.

For the three and six months ended June 30, 2009, we recognized $0.4 million and $0.8 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses. For the three and six months ended June 30, 2008, we recognized $0.5 million and $0.9 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

Financing Arrangements with Related Parties

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this facility is $100 million. The facility expires on June 29, 2012, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus the margin in effect for the Eurocurrency Loans under our Senior ABL Facility. As of June 30, 2009, $15.6 million in borrowings were outstanding.

Other Sponsor Relationships

In May and June 2009, Merrill Lynch & Co., an affiliate of one of our Sponsors, MLGPE, acted as an underwriter in the Common Stock Public Offering and in the Convertible Debt Public Offering, for which they received customary fees and expenses.

In May 2009 Hertz Holdings entered into subscription agreements with investment funds affiliated with CD&R and Carlyle to purchase an additional 32,101,182 shares of its common stock at a price of $6.23 per share (the same price per share paid to Hertz Holdings by the underwriters in the Common Stock Public Offering) with proceeds to us of approximately $200.0 million. The Private Offering closed on July 7, 2009 and the 32,101,182 shares of its common stock were issued to CD&R and Carlyle affiliated

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

investment funds on the same date. Giving effect to the Common Stock Public Offering and the Private Offering, the Sponsors' ownership percentage in Hertz Holdings is approximately 51%.

Note 15—Commitments and Contingencies

Off-Balance Sheet Commitments

As of June 30, 2009 and December 31, 2008, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

We have entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Hertz Holdings has entered into indemnification agreements with each of its directors.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of June 30, 2009 and December 31, 2008, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $2.3 million and $2.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

Below is a brief description of those legal proceedings that we believe may result in a material contingency. For a detailed description of these legal proceedings please see Note 10 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Other Consumer or Supplier Class Actions

  1.
  Hertz Equipment Rental Corporation, or "HERC," Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, v. Hertz Equipment Rental Corporation, was filed in the United States District Court for the District of New Jersey. Davis Landscape, Ltd., purported to be a nationwide class action on behalf of all persons and business entities who rented equipment from HERC and who paid a Loss Damage Waiver, or "LDW," charge. The plaintiff sought an unspecified amount of statutory damages under the New Jersey Consumer Fraud Act, an unspecified amount of compensatory damages with the return of all LDW charges paid, declaratory relief and an injunction prohibiting HERC from engaging in acts with respect to the LDW charge that violated the New Jersey Consumer Fraud Act. The complaint also asked for attorneys' fees and costs. In April 2009, the U.S. Court of Appeals denied HERC's petition for leave to appeal the class certification order.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

  4.
  California Tourism Assessments

    On November 14, 2007, Michael Shames, Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta was commenced in the United States District Court for the Southern District of California. Shames purported to be a class action brought on behalf of all individuals or entities that purchased rental car services from a defendant at a California situs airport after January 1, 2007. The complaint alleged that the defendants agreed to charge consumers a 2.5% assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission. The complaint also alleges that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the complaint sought treble damages, disgorgement, injunctive relief, interest, attorneys' fees, and costs.

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

On February 19, 2007, The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. was filed in the United States District Court for the District of Massachusetts alleging that Enterprise unlawfully engaged in anticompetitive and unfair and deceptive business

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

practices. Also, on September 25, 2007, we filed a second lawsuit, also captioned The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. in the United States District Court for the District of Massachusetts seeking a declaratory judgment that a newly issued patent to Crawford is not infringed by Hertz and is invalid and unenforceable. These two cases were eventually consolidated and in April 2009, the parties entered into a settlement agreement wherein an informal presentation and review process was agreed to as a method by which they might be able to reach a settlement of the litigation. That process sufficiently alleviated the concerns of both sides as to possible infringement and, in June 2009, the parties jointly stipulated as to the dismissal of the consolidated lawsuits.

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

Note 16—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2009 and December 31, 2008 and the Condensed Consolidating Statements of Operations for the three and six month periods ended June 30, 2009 and 2008, and Statements of Cash Flows for the six months ended June 30, 2009 and 2008, of (a) The Hertz Corporation, or "the Parent"; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2009
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$169,601	$5,724	$393,317	$—	$568,642
Restricted cash	28,987	8,540	150,980	—	188,507
Receivables, less allowance for doubtful accounts	229,682	131,914	695,798	—	1,057,394
Due from Hertz affiliate	3,323,501	49,021	3,104,781	(6,477,303)	—
Inventories, at lower cost or market	20,319	43,743	38,520	—	102,582
Prepaid expenses and other assets	1,049,454	4,972	115,873	(896,341)	273,958
Revenue earning equipment, net	245,425	1,466,342	7,596,887	—	9,308,654
Property and equipment, net	732,765	206,052	276,315	—	1,215,132
Investment in subsidiaries, net	4,881,325	21,938	—	(4,903,263)	—
Other intangible assets, net	144,867	2,371,009	118,791	—	2,634,667
Goodwill	71,298	—	216,116	—	287,414

Total assets	$10,897,224	$4,309,255	$12,707,378	$(12,276,907)	$15,636,950

LIABILITIES AND EQUITY
Due to Hertz affiliate	$3,199,506	$588,286	$2,705,086	$(6,477,303)	$15,575
Accounts payable	369,483	38,752	776,353	—	1,184,588
Accrued liabilities	535,693	23,007	389,742	—	948,442
Accrued taxes	106,616	9,710	(26,294)	—	90,032
Debt	4,430,075	217	5,007,175	—	9,437,467
Public liability and property damage	116,883	17,801	159,372	—	294,056
Deferred taxes on income	—	1,477,249	930,335	(896,341)	1,511,243

Total liabilities	8,758,256	2,155,022	9,941,769	(7,373,644)	13,481,403

Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,138,968	2,154,233	2,749,030	(4,903,263)	2,138,968
Noncontrolling interest	—	—	16,579	—	16,579

Total equity	2,138,968	2,154,233	2,765,609	(4,903,263)	2,155,547

Total liabilities and equity	$10,897,224	$4,309,255	$12,707,378	$(12,276,907)	$15,636,950

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$11,366	$21,219	$561,412	$—	$593,997
Restricted cash	1,577	35,422	694,374	—	731,373
Receivables, less allowance for doubtful accounts	230,394	190,758	1,490,152	—	1,911,304
Due from Hertz affiliate	4,347,985	48,245	3,235,872	(7,632,102)	—
Inventories, at lower cost or market	15,528	44,346	36,313	—	96,187
Prepaid expenses and other assets	800,168	7,172	122,628	(643,258)	286,710
Revenue earning equipment, net	84,185	1,670,217	6,937,136	—	8,691,538
Property and equipment, net	754,419	222,341	277,800	—	1,254,560
Investment in subsidiaries, net	4,028,643	47,691	—	(4,076,334)	—
Other intangible assets, net	149,448	2,351,260	120,878	—	2,621,586
Goodwill	71,298	—	192,763	—	264,061

Total assets	$10,495,011	$4,638,671	$13,669,328	$(12,351,694)	$16,451,316

LIABILITIES AND EQUITY
Due to Hertz affiliate	$3,318,459	$1,163,221	$3,165,177	$(7,632,102)	$14,755
Accounts payable	310,206	76,793	544,337	—	931,336
Accrued liabilities	584,630	28,176	525,040	—	1,137,846
Accrued taxes	67,557	79,451	(18,656)	—	128,352
Debt	4,650,838	254	6,321,205	—	10,972,297
Public liability and property damage	121,644	18,051	171,657	—	311,352
Deferred taxes on income	—	1,369,891	769,404	(643,258)	1,496,037

Total liabilities	9,053,334	2,735,837	11,478,164	(8,275,360)	14,991,975

Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	1,441,677	1,902,834	2,173,500	(4,076,334)	1,441,677
Noncontrolling interest	—	—	17,664	—	17,664

Total equity	1,441,677	1,902,834	2,191,164	(4,076,334)	1,459,341

Total liabilities and equity	$10,495,011	$4,638,671	$13,669,328	$(12,351,694)	$16,451,316

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$923,303	$196,138	$1,171,303	(536,260)	$1,754,484

Expenses:
Direct operating	504,410	119,225	364,938	—	988,573
Depreciation of revenue earning equipment	474,508	57,029	484,073	(536,260)	479,350
Selling, general and administrative	65,675	19,146	56,660	—	141,481
Interest expense	77,252	7,721	74,696	—	159,669
Interest and other income, net	(48,632)	1	(878)	—	(49,509)

Total expenses	1,073,213	203,122	979,489	(536,260)	1,719,564

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(149,910)	(6,984)	191,814	—	34,920
Provision (benefit) for taxes on income (loss)	62,336	4,850	(91,814)	—	(24,628)

Net income (loss)	(87,574)	(2,134)	100,000	—	10,292
Noncontrolling interest	—	—	(3,876)	—	(3,876)
Equity in earnings (losses) of subsidiaries (net of tax)	93,990	(1,636)	—	(92,354)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$6,416	$(3,770)	$96,124	$(92,354)	$6,416

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2009
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,778,580	$393,322	$2,286,914	(1,139,446)	$3,319,370

Expenses:
Direct operating	1,005,931	234,578	703,384	—	1,943,893
Depreciation of revenue earning equipment	955,609	135,742	1,017,273	(1,139,446)	969,178
Selling, general and administrative	141,636	39,886	126,649	—	308,171
Interest expense	153,593	15,896	155,365	—	324,854
Interest and other income, net	(48,832)	(70)	(2,628)	—	(51,530)

Total expenses	2,207,937	426,032	2,000,043	(1,139,466)	3,494,566

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(429,357)	(32,710)	286,871	—	(175,196)
Provision (benefit) for taxes on income (loss)	165,889	13,084	(153,934)	—	25,039

Net income (loss)	(263,468)	(19,626)	132,937	—	(150,157)
Noncontrolling interest	—	—	(6,965)	—	(6,965)
Equity in earnings (losses) of subsidiaries (net of tax)	106,346	(3,136)	—	(103,210)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(157,122)	$(22,762)	$125,972	$(103,210)	$(157,122)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,080,359	$301,992	$1,541,945	$(649,019)	$2,275,277

Expenses:
Direct operating	608,827	167,568	502,112	—	1,278,507
Depreciation of revenue earning equipment	574,662	55,697	548,506	(649,019)	529,846
Selling, general and administrative	76,844	29,205	61,949	—	167,998
Interest expense	77,605	16,449	116,905	—	210,959
Interest and other income, net	(643)	(201)	(4,060)	—	(4,904)

Total expenses	1,337,295	268,718	1,225,412	(649,019)	2,182,406

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(256,936)	33,274	316,533	—	92,871
Provision (benefit) for taxes on income (loss)	100,365	(9,095)	(127,299)	—	(36,029)

Net income (loss)	(156,571)	24,179	189,234	—	56,842
Noncontrolling interest	—	—	(5,671)	—	(5,671)
Equity in earnings (losses) of subsidiaries (net of tax)	207,742	(3,916)	—	(203,826)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$51,171	$20,263	$183,563	$(203,826)	$51,171

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,111,032	$584,752	$2,869,281	$(1,250,627)	$4,314,438

Expenses:
Direct operating	1,208,237	315,509	926,291	—	2,450,037
Depreciation of revenue earning equipment	1,128,865	116,906	1,068,555	(1,250,627)	1,063,699
Selling, general and administrative	149,617	57,876	153,871	—	361,364
Interest expense	156,768	37,843	222,707	—	417,318
Interest and other income, net	(1,731)	(688)	(12,510)		(14,929)

Total expenses	2,641,756	527,446	2,358,914	(1,250,627)	4,277,489

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(530,724)	57,306	510,367	—	36,949
Provision (benefit) for taxes on income (loss)	204,706	(16,813)	(220,939)	—	(33,046)

Net income (loss)	(326,018)	40,493	289,428	—	3,903
Noncontrolling interest	—	—	(10,505)	—	(10,505)
Equity in earnings (losses) of subsidiaries (net of tax)	319,416	(6,657)	—	(312,759)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(6,602)	$33,836	$278,923	$(312,759)	$(6,602)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(225,393)	$(120,257)	$1,042,205	$—	$696,555

Cash flows from investing activities:
Net change in restricted cash	(27,410)	26,882	544,302	—	543,774
Revenue earning equipment expenditures	157,642	(4,773)	(3,693,370)	—	(3,540,501)
Proceeds from disposal of revenue earning equipment	619,776	83,812	2,493,973	—	3,197,561
Property and equipment expenditures	(25,026)	(4,872)	(18,446)	—	(48,344)
Proceeds from disposal of property and equipment	(1,705)	6,860	(49)	—	5,106
Acquisitions, net of cash acquired	(40,125)	—	(31,155)	—	(71,280)
Purchase of short-term investments, net	(3,740)	(131)	(298)	—	(4,169)
Other investing activities	—	—	835	—	835

Net cash provided by (used in) investing activities	679,412	107,778	(704,208)	—	82,982

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,219	—	—	—	4,219
Repayment of long-term debt	(226,775)	(36)	(455,578)	—	(682,389)
Short-term borrowings:
Proceeds	—	—	221,921	—	221,921
Repayments	—	—	(181,442)	—	(181,442)
Ninety day term or less, net	(458,667)	(2,980)	(509,822)	—	(971,469)
Distributions to noncontrolling interest	—	—	(8,050)	—	(8,050)
Capital invested by parent	389,238	—	400,879	—	790,117
Proceeds from employee stock purchase plan	1,363	—	—	—	1,363
Loan from Hertz affiliate	820	—	—	—	820
Payment of financing costs	(5,982)	—	(790)	—	(6,772)

Net cash used in financing activities	(295,784)	(3,016)	(532,882)	—	(831,682)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	26,790	—	26,790

Net increase (decrease) in cash and cash equivalents during the period	158,235	(15,495)	(168,095)	—	(25,355)
Cash and cash equivalents at beginning of period	11,366	21,219	561,412	—	593,997

Cash and cash equivalents at end of period	$169,601	$5,724	$393,317	$—	$568,642

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2008
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(323,916)	$34,255	$1,298,126	$—	$1,008,465

Cash flows from investing activities:
Net change in restricted cash	—	—	501,551	—	501,551
Revenue earning equipment expenditures	89,450	(81,402)	(6,085,551)	—	(6,077,503)
Proceeds from disposal of revenue earning equipment	138,409	88,672	3,961,292	—	4,188,373
Property and equipment expenditures	(38,620)	(12,225)	(45,172)	—	(96,017)
Proceeds from disposal of property and equipment	22,439	(463)	26,127	—	48,103
Acquisitions, net of cash acquired	(925)	(17,558)	(38,621)	—	(57,104)
Other investing activities	—	—	(249)	—	(249)

Net cash used in investing activities	210,753	(22,976)	(1,680,623)	—	(1,492,846)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,140	—	5,443	—	15,583
Repayment of long-term debt	(49,921)	(34)	(142,759)	—	(192,714)
Short-term borrowings:
Proceeds	—	—	320,389	—	320,389
Repayments	—	—	(229,981)	—	(229,981)
Ninety day term or less, net	143,695	(13,271)	524,076	—	654,500
Distributions to minority interest	—	—	(5,950)	—	(5,950)
Loan from Hertz affiliate	5,545	—	—	—	5,545
Payment of financing costs	—	—	(10,523)	—	(10,523)

Net cash provided by (used in) financing activities	109,459	(13,305)	460,695	—	556,849

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	8,322	—	8,322

Net increase (decrease) in cash and cash equivalents during the period	(3,704)	(2,026)	86,520	—	80,790
Cash and cash equivalents at beginning of period	95,815	17,977	615,901	—	729,693

Cash and cash equivalents at end of period	$92,111	$15,951	$702,421	$—	$810,483

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 17—Revision of Statement of Cash Flows Presentation Related to Purchases and Sales of Revenue Earning Equipment and Property and Equipment

We have revised our consolidated statements of cash flows for the years ended December 31, 2006, 2007 and 2008, three months ended March 31, 2007, 2008 and 2009, six months ended June 30, 2007 and 2008 and nine months ended September 30, 2007 and 2008, to exclude the impact of non-cash purchases and sales of revenue earning equipment and property and equipment which were included in "accounts payable" or "receivables" at the end of each of these periods. We have historically included changes in accounts payable and accounts receivable arising from purchases and sales of our revenue earning equipment, including cars in the car rental segment and equipment in the equipment rental segment, as well as the purchases and sales of other property and equipment, in our cash flows from operating activities. Similarly, the amounts of revenue earning equipment and property and equipment expenditures and proceeds from the sales of revenue earning equipment and property and equipment as reported in the investing section of the statement of cash flows have included amounts, for which cash settlement has not yet occurred.

After further review, management has concluded that the appropriate reporting of revenue earning equipment and property and equipment purchases and sales transactions for which cash has not been disbursed or received, is to exclude them from the operating and investing sections of our statements of cash flows. The net revisions to amounts reported in the operating and investing sections of our cash flow statements are equal and offsetting, and therefore there is no impact on our previously reported results of operations or financial position. While this revision shifts certain non-cash amounts within our cash flow statements from one period to the next, affecting the amounts of net cash flows from operating activities and net cash flows from investing activities by equal and offsetting amounts (which amounts are significant in most periods), it does not affect management's previously issued disclosures regarding liquidity or our compliance with debt covenant ratio calculations. For these and other reasons, management has concluded that this revision is not material to our previously issued consolidated financial statements. A summary of the revisions to the consolidated statements of cash flows is as follows (in millions of dollars) and has been presented for purposes of comparability:

	Year Ended December 31, 2006
	As Previously Reported	Revision	As Revised
Net cash flows provided by operating activities	$2,637.6	$(238.2)	$2,399.4
Net cash used in investing activities	(2,278.2)	238.2	(2,040.0)
Net decrease in cash and cash equivalents during the period	(172.1)	—	(172.1)

	Three Months Ended March 31, 2007
	As Previously Reported	Revision	As Revised
Net cash flows provided by operating activities	$1,124.9	$(664.5)	$460.4
Net cash used in investing activities	(755.6)	664.5	(91.1)
Net decrease in cash and cash equivalents during the period	(196.2)	—	(196.2)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Six Months Ended June 30, 2007
	As Previously Reported	Revision	As Revised
Net cash flows provided by operating activities	$2,201.7	$(1,130.4)	$1,071.3
Net cash used in investing activities	(2,574.9)	1,130.4	(1,444.5)
Net increase in cash and cash equivalents during the period	(270.7)	—	(270.7)

	Nine Months Ended September 30, 2007
	As Previously Reported	Revision	As Revised
Net cash flows provided by operating activities	$2,211.7	$(163.9)	$2,047.8
Net cash used in investing activities	(2,972.8)	163.9	(2,808.9)
Net decrease in cash and cash equivalents during the period	(274.7)	—	(274.7)

	Year Ended December 31, 2007
	As Previously Reported	Revision	As Revised
Net cash flows provided by operating activities	$3,093.6	$(284.8)	$2,808.8
Net cash used in investing activities	(2,343.6)	284.8	(2,058.8)
Net increase in cash and cash equivalents during the period	57.9	—	57.9

	Three Months Ended March 31, 2008
	As Previously Reported	Revision	As Revised
Net cash flows provided by operating activities	$1,128.1	$(722.7)	$405.4
Net cash used in investing activities	(683.6)	722.7	39.1
Net decrease in cash and cash equivalents during the period	(0.9)	—	(0.9)

	Six Months Ended June 30, 2008
	As Previously Reported	Revision	As Revised
Net cash flows provided by operating activities	$1,836.3	$(827.8)	$1,008.5
Net cash used in investing activities	(2,320.6)	827.8	(1,492.8)
Net increase in cash and cash equivalents during the period	80.8	—	80.8

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Nine Months Ended September 30, 2008
	As Previously Reported	Revision	As Revised
Net cash flows provided by operating activities	$1,574.4	$355.1	$1,929.5
Net cash used in investing activities	(2,536.8)	(355.1)	(2,891.9)
Net increase in cash and cash equivalents during the period	1.6	—	1.6

	Year Ended December 31, 2008
	As Previously Reported	Revision	As Revised
Net cash flows provided by operating activities	$2,096.4	$448.7	$2,545.1
Net cash used in investing activities	(1,459.6)	(448.7)	(1,908.3)
Net decrease in cash and cash equivalents during the period	(135.7)	—	(135.7)

	Three Months Ended March 31, 2009
	As Previously Reported	Revision	As Revised
Net cash flows provided by operating activities	$966.1	$(781.8)	$184.3
Net cash provided by investing activities	215.2	781.8	997.0
Net decrease in cash and cash equivalents during the period	(37.2)	—	(37.2)

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

Forward-looking statements are not guarantees of performance or results and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand that the risks and uncertainties discussed in "Part II—"Item 1A—Risk Factors" in this Report and in "Part I—Item 1A—Risk Factors" included in The Hertz Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the United States Securities and Exchange Commission, or the "SEC," on March 5, 2009, or our "Form 10-K," could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

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

On December 21, 2005, investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  Merrill Lynch Global Private Equity, or "MLGPE,"

or collectively the "Sponsors," acquired all of our common stock from Ford Holdings LLC for aggregate consideration of $4,379 million in cash, debt refinanced or assumed of $10,116 million and transaction fees and expenses of $447 million. We refer to the acquisition of all of our common stock by the Sponsors as the "Acquisition."

In November 2006, Hertz Holdings completed its initial public offering of 88,235,000 shares of its common stock. In June 2007, the Sponsors completed a secondary public offering of 51,750,000 shares of their Hertz Holdings common stock.

In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., the parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by MLGPE and certain of its affiliates.

2009 Hertz Holdings Offerings

In May and June 2009, Hertz Holdings completed a follow-on public offering of 52,900,000 shares of its common stock at a price of $6.50 per share with proceeds before underwriting discounts and offering expenses of approximately $343.9 million, or the "Common Stock Public Offering."

In addition, in May 2009 Hertz Holdings entered into subscription agreements with investment funds affiliated with CD&R and Carlyle to purchase an additional 32,101,182 shares of its common stock at a price of $6.23 per share (the same price per share paid to Hertz Holdings by the underwriters in the Common Stock Public Offering) with proceeds to us of approximately $200.0 million, or the "Private Offering." The Private Offering closed on July 7, 2009 and the 32,101,182 shares of its common stock were issued to CD&R and Carlyle affiliated investment funds on the same date. Giving effect to the Common Stock Public Offering and the Private Offering, the Sponsors' ownership percentage in Hertz Holdings is approximately 51%.

In May and June 2009, Hertz Holdings also completed a public offering of an aggregate principal amount $474,755,000 of 5.25% convertible senior notes due 2014, or the "Convertible Debt Public Offering."

Hertz Holdings used the net proceeds from the Common Stock Public Offering, the Private Offering and the Convertible Debt Public Offering, collectively the "2009 Hertz Holdings Offerings," to provide us a capital investment which we used to increase our liquidity and for general corporate purposes, including the repayment of principal amounts with respect to maturing debt under the fleet financing facilities of certain of our consolidated subsidiaries.

See Note 7 and Note 11 to the Notes to our condensed consolidated financial statements included in this Report.

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

  •
  Selling, general and administrative expenses (including advertising); and

  •
  Interest expense.

The car and equipment rental industries are significantly influenced by general economic conditions. In the final three months of 2008 and continuing in the six months ended June 30, 2009, both the car and equipment rental markets experienced unprecedented declines due to the precipitous slowdown in consumer spending as well as significantly reduced demand for industrial and construction equipment. The car rental industry is also significantly influenced by developments in the travel industry, and, particularly, in airline passenger traffic while the equipment rental segment, is being impacted by the difficult economic and business environment as investment in commercial construction and the industrial markets slow. The United States and international markets are currently experiencing a significant decline in economic activities, including a tightening of the credit markets, reduced airline passenger traffic, reduced consumer spending and volatile fuel prices. These conditions are expected to continue through the remainder of 2009. During 2008 and the six months ended June 30, 2009, this resulted in a rapid decline in the volume of car rental and equipment rental transactions, an increase in depreciation and fleet related costs as a percentage of revenues, lower industry pricing and lower residual values for the non-program cars and equipment that we sold. See "Item 1A—Risk Factors" in this Report and in our Form 10-K.

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price or residual values of cars and equipment or interest rates can also have a significant effect on our profitability depending on our

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

ability to adjust pricing for these changes. We continue to have an overall strategy of increasing the proportion of non-program cars we have in our worldwide fleet. However in 2008, given the recent economic downturn described above, we sold a higher proportion of non-program cars during the third quarter, when the used car market is traditionally stronger, to reduce exposure to residual value declines in the fourth quarter. Accordingly, for the year ended December 31, 2008, the percentage of non-program cars in the U.S. fleet decreased from 58% to 46% as compared to the year ended December 31, 2007; however, the percentage of non-program cars increased slightly internationally and for the year ended December 31, 2008, the percentage of non-program cars in our international fleet was 41%, compared to 35% for the year ended December 31, 2007. In the U.S., as of June 30, 2009, the percentage of non-program cars was 68% as compared to 64% as of June 30, 2008. Internationally, as of June 30, 2009, the percentage of non-program cars was 58%, compared to 53% as of June 30, 2008.

Our per car vehicle depreciation costs in the United States for 2008 increased approximately 6% from our net per car depreciation costs for 2007 and increased approximately 20% in Europe year-over-year. In the six months ended June 30, 2009, our per car vehicle depreciation costs increased 5% and 17% in the United States and Europe, respectively, as compared to the prior year period. We expect our per car vehicle depreciation costs in the United States and in Europe for 2009 to be similar to 2008. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

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

As part of our ongoing effort to implement our strategy of reducing operating costs, we are evaluating our workforce and operations and making adjustments, including headcount reductions and business process re-engineering to optimize work flow at rental locations and maintenance facilities as well as streamlining our back-office operations and evaluating potential outsourcing opportunities. When we make adjustments to our workforce and operations, we may incur incremental expenses that delay the benefit of a more efficient workforce and operating structure, but we believe that increasing our operating efficiency and reducing the costs associated with the operation of our business are important to our long-term competitiveness. For further information on the actions taken in 2007 and 2008, see Note 12 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

In January 2009, we announced that, as part of a comprehensive plan to further decrease costs and as a result of reduced rental demand, we were reducing our global workforce by more than 4,000 employees beginning in the fourth quarter 2008 and continuing through the first quarter of 2009, more than half of

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

whom are not eligible for severance benefits. We incurred job reductions in the car and equipment rental businesses, corporate and support areas, and in all geographies, with an emphasis on eliminating non-customer facing jobs. Related to these location closures and continued cost reduction initiatives, we incurred restructuring charges for employee termination liabilities covering approximately 1,500 employee separations in the fourth quarter of 2008.

During the first and second quarters of 2009, our equipment rental business incurred charges mainly for losses on disposal of surplus equipment and recognition of facility lease obligations related to previously announced U.S. branch closures that were completed during the quarters. Our North American and European car rental businesses incurred charges mainly for facility lease obligations related to previously announced off-airport location closures that were completed during the quarters. In the first quarter of 2009, our European car rental business also eliminated certain specialty rental equipment as a future cost reduction initiative and incurred related lease termination costs. The first and second quarter 2009 restructuring charges included employee termination liabilities covering approximately 500 and 600 employees, respectively.

For the three and six months ended June 30, 2009, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $22.0 million and $51.5 million, respectively. For the three and six months ended June 30, 2008, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $32.7 million and $52.3 million, respectively.

Additional efficiency and cost saving initiatives may be developed during the remainder of 2009. However, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

For the six months ended June 30, 2009, we experienced a 12.1% decrease in transaction days versus the prior period in the United States, while rental rate revenue per transaction day, or "RPD," was down 2.1%. During the six months ended June 30, 2009, in our European operations, we experienced a low double digit decline in transaction days and our car rental RPD was below the level of our RPD during the six months ended June 30, 2008. For the six months ended June 30, 2009, based on publicly available information, we believe some U.S. car rental brands experienced declines in transaction days with varying RPD changes compared to the six months ended June 30, 2008.

Our U.S. off-airport operations represented $446.9 million and $479.5 million of our total car rental revenues in the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, we had 1,611 off-airport locations. In the balance of 2009 and subsequent years, our strategy will include selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

HERC experienced lower equipment rental volumes and pricing worldwide for the six months ended June 30, 2009 compared to the prior year period. During the six months ended June 30, 2009, based on publicly available information, we believe the majority of the U.S. equipment rental industry experienced reduced or decreased volumes and downward pricing. During the six months ended June 30, 2009 (excluding additions relating to acquisitions), HERC had net decreases of four U.S. locations and 14 European locations, an increase of one location in China and no change in the number of locations in Canada.

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the three months ended June 30, 2009 and 2008 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Car rental	$1,450.9	$1,795.8	82.7%	78.9%
Equipment rental	276.8	443.1	15.8	19.5
Other	26.8	36.4	1.5	1.6

Total revenues	1,754.5	2,275.3	100.0	100.0

Expenses:
Direct operating	988.6	1,278.5	56.3	56.2
Depreciation of revenue earning equipment	479.4	529.9	27.3	23.3
Selling, general and administrative	141.5	168.0	8.1	7.4
Interest expense	159.6	210.9	9.1	9.2
Interest and other income, net	(49.5)	(4.9)	(2.8)	(0.2)

Total expenses	1,719.6	2,182.4	98.0	95.9

Income before income taxes	34.9	92.9	2.0	4.1
Provision for taxes on income	(24.6)	(36.0)	(1.4)	(1.7)

Net income	10.3	56.9	0.6	2.4
Less: Net income attributable to noncontrolling interest	(3.9)	(5.7)	(0.2)	(0.2)

Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder	$6.4	$51.2	0.4%	2.2%

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of June 30, 2009 and 2008:

	Three Months Ended or as of June 30,
	2009	2008
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	6,368	7,460
Domestic	4,629	5,416
International	1,739	2,044
Worldwide transaction days (in thousands)(a)	29,364	33,277
Domestic	20,047	22,476
International	9,317	10,801
Worldwide rental rate revenue per transaction day(b)	$42.50	$43.23
Domestic	$41.56	$42.10
International	$44.53	$45.60
Worldwide average number of company-operated cars during the period	405,400	475,000
Domestic	270,700	316,000
International	134,700	159,000
Adjusted pre-tax income (in millions of dollars)(c)	$143.5	$149.4
Worldwide revenue earning equipment, net (in millions of dollars)	$7,363.3	$9,498.3
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$245.7	$375.1
Same store revenue growth, including growth initiatives(e)	(29.3)%	(3.3)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,841.7	$3,479.3
Adjusted pre-tax income (in millions of dollars)(c)	$24.7	$85.5
Revenue earning equipment, net (in millions of dollars)	$1,945.4	$2,601.8

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

  revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2008 foreign exchange rates) for the three months ended June 30, 2009 and 2008 (in millions of dollars, except as noted):

	Three Months Ended June 30,
	2009	2008
Car rental revenue per statement of operations	$1,450.9	$1,795.8
Non-rental rate revenue	(198.7)	(258.8)
Foreign currency adjustment	(4.3)	(98.3)

Rental rate revenue	$1,247.9	$1,438.7

Transaction days (in thousands)	29,364	33,277
Rental rate revenue per transaction day (in whole dollars)	$42.50	$43.23
(c)
Adjusted pre-tax income is calculated as income (loss) before income taxes plus non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income (loss) before income taxes by segment to adjusted pre-tax income (loss) by segment for the three months ended June 30, 2009 and 2008 (in millions of dollars):

	Three Months Ended June 30, 2009
	Car Rental	Equipment Rental
Income (loss) before income taxes	$80.3	$(1.7)
Adjustments:
Purchase accounting(1)	9.9	11.2
Non-cash debt charges(2)	34.9	2.3
Restructuring charges	9.8	12.8
Restructuring related charges(3)	8.6	0.1

Adjusted pre-tax income	$143.5	$24.7

	Three Months Ended June 30, 2008
	Car Rental	Equipment Rental
Income before income taxes	$129.4	$52.2
Adjustments:
Purchase accounting(1)	10.3	13.6
Non-cash debt charges(2)	15.8	2.7
Restructuring charges	12.5	16.7
Restructuring related charges(3)	5.7	0.5
Unrealized gain on derivatives(4)	(9.0)	—
Realized gain on derivatives(4)	(14.8)	—
Vacation accrual adjustment(5)	(0.5)	(0.2)

Adjusted pre-tax income	$149.4	$85.5

  (1)
  Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended June 30, 2009, also includes $22.3 million associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

    instruments. For the three months ended June 30, 2008, also includes $2.7 million associated with the ineffectiveness of the HVF interest rate swaps.

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

  (4)
  Represents realized and unrealized gains on our Hertz International Ltd., or "HIL," interest rate swaptions.

  (5)
  Represents decreases in the employee vacation accrual during the three months ended June 30, 2008 relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2008 foreign exchange rates) for the three months ended June 30, 2009 and 2008 (in millions of dollars):

	Three Months Ended June 30,
	2009	2008
Equipment rental revenue per statement of operations	$276.8	$443.1
Equipment sales and other revenue	(29.7)	(50.9)
Foreign currency adjustment	(1.4)	(17.1)

Rental and rental related revenue	$245.7	$375.1

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

Revenues

	Three Months Ended June 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Revenues:
Car rental	$1,450.9	$1,795.8	$(344.9)	(19.2)%
Equipment rental	276.8	443.1	(166.3)	(37.5)%
Other	26.8	36.4	(9.6)	(26.5)%

Total revenues	$1,754.5	$2,275.3	$(520.8)	(22.9)%

Total revenues decreased 22.9% (18.7% in constant currency) for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Revenues from our car rental operations decreased 19.2%, primarily as a result of an 11.8% decrease in car rental transaction days worldwide, the effects of foreign currency translation of approximately

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

$79.6 million, lower RPD described below and decreases of $48.1 million and $21.9 million in refueling fees and airport concession recovery fees, respectively.

RPD for worldwide car rental for the three months ended June 30, 2009 declined 1.7% from 2008, due to declines in U.S. and International RPD of 1.3% and 2.3%, respectively. U.S. airport RPD remained flat and U.S. off-airport RPD declined by 2.1%.

Revenues from our equipment rental operations decreased 37.5%, primarily due to a 29.8% decrease in equipment rental volume, a 7.4% decline in pricing and the effects of foreign currency translation of approximately $13.1 million.

Revenues from all other sources decreased 26.5%, primarily due to a decrease in car rental licensee revenue of $9.0 million, including the effects of foreign currency translation of approximately $2.0 million.

Expenses

	Three Months Ended June 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Expenses:
Direct operating	$988.6	$1,278.5	$(289.9)	(22.7)%
Depreciation of revenue earning equipment	479.4	529.9	(50.5)	(9.5)%
Selling, general and administrative	141.5	168.0	(26.5)	(15.8)%
Interest expense	159.6	210.9	(51.3)	(24.3)%
Interest and other income, net	(49.5)	(4.9)	(44.6)	909.6%

Total expenses	$1,719.6	$2,182.4	$(462.8)	(21.2)%

Total expenses decreased 21.2%, and total expenses as a percentage of revenues increased from 95.9% for the three months ended June 30, 2008 to 98.0% for the three months ended June 30, 2009.

Direct operating expenses decreased 22.7% as a result of decreases in fleet related expenses, personnel related expenses and other direct operating expenses.

  Fleet related expenses decreased $118.0 million, or 36.5%. The decrease was primarily related to a decrease in fleet levels as a result of decreased worldwide rental volume and included decreases in gasoline costs of $50.3 million, vehicle damage and maintenance costs of $33.1 million, self-insurance expense of $23.2 million and equipment rental delivery costs of $8.7 million, including the effects of foreign currency translation of approximately $17.0 million.

  Personnel related expenses decreased $100.6 million, or 24.5%. The decrease was primarily related to decreases in wages and benefits related to restructuring of $80.7 million and a decrease in incentive compensation of $15.2 million, including the effects of foreign currency translation of approximately $15.0 million.

  Other direct operating expenses decreased $71.3 million, or 13.1%. The decrease was primarily related to a decrease in fleet levels as a result of decreased worldwide rental volume and included decreases in concession fees in our car rental operations of $15.8 million, equipment rental cost of goods sold of $15.4 million, facility expenses of $12.2 million, charge card fees of $5.9 million and commission fees of $5.4 million, including the effects of foreign currency translation of approximately $29.2 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

Depreciation of revenue earning equipment for our car rental operations of $404.2 million for the three months ended June 30, 2009 decreased 9.8% from $448.2 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease in average fleet operated and the effects of foreign currency translation of approximately $21.1 million, partly offset by lower net proceeds received in excess of book value on the disposal of used vehicles and a $5.4 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles. Depreciation of revenue earning equipment in our equipment rental operations of $75.2 million for the three months ended June 30, 2009 decreased 8.0% from $81.7 million for the three months ended June 30, 2008. The decrease was primarily due to a 18.3% decrease in the average acquisition cost of rental equipment operated during the period and the effects of foreign currency translation of approximately $2.8 million, partly offset by lower net proceeds received in excess of book value on the disposal of used equipment.

Selling, general and administrative expenses decreased 15.8%, due to decreases in sales promotion expenses, advertising expenses and administrative expenses, including the effects of foreign currency translation of approximately $7.1 million.

  Sales promotion expenses decreased $12.1 million, or 28.3%, primarily related to a decrease in sales salaries and commissions of $7.6 million, as well as the effects of foreign currency translation of approximately $2.3 million.

  Advertising expenses decreased $9.8 million, or 24.9%, primarily due to decreased media advertising and the effects of foreign currency translation of approximately $1.3 million.

  Administrative expenses decreased $4.6 million, or 5.3%, primarily due to decreases in management incentive compensation of $6.6 million, administrative salaries of $6.4 million and restructuring and restructuring related charges of $2.1 million, including the effects of foreign currency translation of approximately $3.5 million. These decreases in expenses were partially offset by an unrealized gain on our HIL interest rate swaptions of $23.8 million in the three months ended June 30, 2008. Our HIL interest rate swaptions were terminated in October 2008.

Interest expense decreased 24.3%, primarily due to a decrease in the weighted average debt outstanding, a decrease in the weighted average interest rate on our borrowings, and the effects of foreign currency translation of approximately $4.9 million.

Interest and other income, net increased $44.6 million due to a gain of $48.5 million, net of transaction costs, recorded in connection with the buyback of portions of our Senior Notes and Senior Subordinated Notes, partly offset by a decrease in interest income of $3.9 million.

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment was $143.5 million for the three months ended June 30, 2009, a decrease of 3.9% from $149.4 million for the three months ended June 30, 2008. The decrease was primarily due to a decline in transaction days and RPD, partly offset by strong cost management performance. Adjustments to our car rental segment income before income taxes on a GAAP basis for the three months ended June 30, 2009 and 2008, totaled $63.2 million and $20.0 million, respectively. See footnote c to the table under "—Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008—Summary" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues increased from 8.2% in the three months ended June 30, 2008 to 9.7% in the three months ended June 30, 2009.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

Adjusted pre-tax income for our equipment rental segment was $24.7 million for the three months ended June 30, 2009, compared with $85.5 million for the three months ended June 30, 2008. The decrease was primarily due to decreases in volume and pricing, partly offset by strong cost management performance. Adjustments to our equipment rental segment income before income taxes on a GAAP basis for the three months ended June 30, 2009 and 2008, totaled $26.4 million and $33.3 million, respectively. See footnote c to the table under "—Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008—Summary" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 19.3% in the three months ended June 30, 2008 to 8.9% in the three months ended June 30, 2009.

The ratio of adjusted pre-tax income to revenues for our two segments has historically reflected the different environments in which they operate, although the differences are narrower for the three months ended June 30, 2009 because of the more rapid decline in revenues in our equipment rental segment. Our infrastructure costs are higher within our car rental segment due to the number and type of locations in which it operates and the corresponding headcount. Within our equipment rental segment, our revenue earning equipment generates lower depreciation expense due to its longer estimated useful life.

Provision for Taxes on Income, Net income attributable to Noncontrolling interests and Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder

	Three Months Ended June 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Income before income taxes	$34.9	$92.9	$(58.0)	(62.4)%
Provision for taxes on income	(24.6)	(36.0)	11.4	(31.6)%

Net income	10.3	56.9	(46.6)	(81.9)%
Less: Net income attributable to noncontrolling interests	(3.9)	(5.7)	1.8	(31.7)%

Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder	$6.4	$51.2	$(44.8)	(87.5)%

The provision for taxes on income decreased $11.4 million for the three months ended June 30, 2009, primarily due to the decrease in income before income taxes and discrete charges, partially offset by an increase in the non-recognition of losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized. The effective tax rate for the three months ended June 30, 2009 was 70.5% compared to 38.8% for the three months ended June 30, 2008. The change in tax rates is generally due to the factors noted above.

Net income attributable to noncontrolling interests decreased 31.7% due to a decrease in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

The net income attributable to The Hertz Corporation and Subsidiaries' common stockholder decreased 87.5% primarily due to lower rental volume and pricing in our worldwide car and equipment rental, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on the net income was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the six months ended June 30, 2009 and 2008 (in millions of dollars):

			Percentage of Revenues
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Car rental	$2,711.8	$3,393.8	81.7%	78.7%
Equipment rental	556.2	853.9	16.8	19.8
Other	51.4	66.7	1.5	1.5

Total revenues	3,319.4	4,314.4	100.0	100.0

Expenses:
Direct operating	1,943.9	2,450.1	58.6	56.8
Depreciation of revenue earning equipment	969.2	1,063.7	29.2	24.6
Selling, general and administrative	308.2	361.4	9.3	8.4
Interest expense	324.8	417.3	9.8	9.6
Interest and other income, net	(51.5)	(15.0)	(1.6)	(0.3)

Total expenses	3,494.6	4,277.5	105.3	99.1

Income (loss) before income taxes	(175.2)	36.9	(5.3)	0.9
(Provision) benefit for taxes on income	25.1	(33.0)	0.8	(0.9)

Net income (loss)	(150.1)	3.9	(4.5)	0.0
Less: Net income attributable to noncontrolling interest	(7.0)	(10.5)	(0.2)	(0.2)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(157.1)	$(6.6)	(4.7)%	(0.2)%

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the six months ended or as of June 30, 2009 and 2008:

	Six Months Ended or as of June 30,
	2009	2008
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	11,910	14,025
Domestic	8,671	10,316
International	3,239	3,709
Worldwide transaction days (in thousands)(a)	55,839	63,516
Domestic	38,458	43,740
International	17,381	19,776
Worldwide rental rate revenue per transaction day(a)(b)	$42.23	$43.29
Domestic	$41.68	$42.58
International	$43.44	$44.87
Worldwide average number of company-operated cars during the period	393,200	456,200
Domestic	265,400	310,200
International	127,800	146,000
Adjusted pre-tax income (in millions of dollars)(a)(c)	$110.0	$188.7
Worldwide revenue earning equipment, net (in millions of dollars)	$7,363.3	$9,498.3
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$502.0	$728.6
Same store revenue growth, including growth initiatives(a)	(26.1)%	(3.6)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,911.3	$3,480.3
Adjusted pre-tax income (in millions of dollars)(a)(c)	$25.4	$144.8
Revenue earning equipment, net (in millions of dollars)	$1,945.4	$2,601.8

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue and equipment rental same store revenue growth, see "Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008—Summary."

(b)
The following table reconciles our car rental revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2008 foreign exchange rates) for the six months ended June 30, 2009 and 2008 (in millions of dollars, except as noted):

	Six Months Ended June 30,
	2009	2008
Car rental revenue per statement of operations	$2,711.8	$3,393.8
Non-rental rate revenue	(371.0)	(477.3)
Foreign currency adjustment	17.3	(166.6)

Rental rate revenue	$2,358.1	$2,749.9

Transaction days (in thousands)	55,839	63,516
Rental rate revenue per transaction day (in whole dollars)	$42.23	$43.29

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

(c)
The following table reconciles income (loss) before income taxes by segment to adjusted pre-tax income by segment for the six months ended June 30, 2009 and 2008 (in millions of dollars):

	Six Months Ended June 30, 2009
	Car Rental	Equipment Rental
Loss before income taxes	$(9.9)	$(26.5)
Adjustments:
Purchase accounting(1)	19.3	27.3
Non-cash debt charges(2)	54.2	4.6
Restructuring charges	24.9	19.8
Restructuring related charges(3)	17.2	0.2
Third-party bankruptcy accrual(4)	4.3	—

Adjusted pre-tax income	$110.0	$25.4

	Six Months Ended June 30, 2008
	Car Rental	Equipment Rental
Income before income taxes	$123.6	$91.6
Adjustments:
Purchase accounting(1)	20.6	27.6
Non-cash debt charges(2)	24.4	5.4
Restructuring charges	28.3	18.4
Restructuring related charges(3)	7.8	1.2
Unrealized gain on derivatives(5)	(3.0)	—
Realized gain on derivatives(5)	(14.8)	—
Vacation accrual adjustment(6)	1.8	0.6

Adjusted pre-tax income	$188.7	$144.8

  (1)
  Represents the purchase accounting effects of the Acquisition and any subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities.

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the six months ended June 30, 2009, also includes $29.8 million associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments. For the six months ended June 30, 2008, also includes $5.0 million associated with the ineffectiveness of the HVF interest rate swaps.

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

  (5)
  Represents realized and unrealized gains on our HIL interest rate swaptions.

  (6)
  Represents an increase in the employee vacation accrual during the six months ended June 30, 2008 relating to a change in our U.S. vacation policy in 2007 which provides for vacation entitlement to be earned ratably throughout the year versus the previous policy which provided for full vesting on January 1 each year.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

(d)
The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2008 foreign exchange rates) for the six months ended June 30, 2009 and 2008 (in millions of dollars):

	Six Months Ended June 30,
	2009	2008
Equipment rental revenue per statement of operations	$556.1	$853.9
Equipment sales and other revenue	(55.9)	(92.6)
Foreign currency adjustment	1.8	(32.7)

Rental and rental related revenue	$502.0	$728.6

Revenues

	Six Months Ended June 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Revenues:
Car rental	$2,711.8	$3,393.8	$(682.0)	(20.1)%
Equipment rental	556.2	853.9	(297.7)	(34.9)%
Other	51.4	66.7	(15.3)	(22.9)%

Total revenues	$3,319.4	$4,314.4	$(995.0)	(23.1)%

Total revenues decreased 23.1% (18.5% in constant currency) for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Revenues from our car rental operations decreased 20.1%, primarily as a result of a 12.1% decrease in car rental transaction days worldwide, the effects of foreign currency translation of approximately $160.3 million, lower RPD described below and decreases of $79.8 million and $42.8 million in refueling fees and airport concession recovery fees, respectively.

RPD for worldwide car rental for the six months ended June 30, 2009 declined 2.5% from 2008, due to declines in U.S. and International RPD of 2.1% and 3.2%, respectively. U.S. airport RPD decreased 0.8% and U.S. off-airport RPD declined by 2.6%.

Revenues from our equipment rental operations decreased 34.9%, primarily due to a 27.7% decrease in equipment rental volume, a 5.7% decline in pricing and the effects of foreign currency translation of approximately $31.6 million.

Revenues from all other sources decreased 22.9%, primarily due to a decrease in car rental licensee revenue of $14.3 million, including the effects of foreign currency translation of approximately $4.5 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

Expenses

	Six Months Ended June 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Expenses:
Direct operating	$1,943.9	$2,450.1	$(506.2)	(20.7)%
Depreciation of revenue earning equipment	969.2	1,063.7	(94.5)	(8.9)%
Selling, general and administrative	308.2	361.4	(53.2)	(14.7)%
Interest expense	324.8	417.3	(92.5)	(22.2)%
Interest and other income, net	(51.5)	(15.0)	(36.5)	245.2%

Total expenses	$3,494.6	$4,277.5	$(782.9)	(18.3)%

Total expenses decreased 18.3%, and total expenses as a percentage of revenues increased from 99.1% for the six months ended June 30, 2008 to 105.3% for the six months ended June 30, 2009.

Direct operating expenses decreased 20.7% as a result of decreases in fleet related expenses, personnel related expenses and other direct operating expenses.

  Fleet related expenses decreased $203.6 million, or 33.6%. The decrease was primarily related to a decrease in fleet levels as a result of decreased worldwide rental volume and included decreases in gasoline costs of $83.1 million, vehicle damage and maintenance costs of $64.1 million, self-insurance expense of $33.5 million, equipment rental delivery costs of $15.7 million and vehicle taxes and registration fees of $14.1 million, including the effects of foreign currency translation of approximately $36.8 million.

  Personnel related expenses decreased $183.4 million, or 22.4%. The decrease was primarily related to decreases in wages and benefits related to restructuring of $154.8 million, a decrease in incentive compensation of $20.7 million and a decrease in reservation costs of $8.0 million, including the effects of foreign currency translation of approximately $33.7 million.

  Other direct operating expenses decreased $119.2 million, or 11.6%. The decrease was primarily related to a decrease in fleet levels as a result of decreased worldwide rental volume and included decreases in concession fees in our car rental operations of $33.4 million, equipment rental cost of goods sold of $26.8 million, facility expenses of $17.0 million, commission fees of $14.0 million, charge card fees of $11.7 million, including the effects of foreign currency translation of approximately $63.6 million, partly offset by an increase in restructuring and restructuring related charges of $12.8 million.

Depreciation of revenue earning equipment for our car rental operations of $795.3 million for the six months ended June 30, 2009 decreased 11.2% from $895.5 million for the six months ended June 30, 2008. The decrease was primarily due to a decrease in average fleet operated and the effects of foreign currency translation of approximately $46.6 million, partly offset by a $12.0 million net increase in depreciation in certain of our car rental operations resulting from changes in depreciation rates to reflect changes in the estimated residual value of vehicles. Depreciation of revenue earning equipment in our equipment rental operations of $173.9 million for the six months ended June 30, 2009 increased 3.4% from $168.2 million for the six months ended June 30, 2008. The increase was primarily due to lower net proceeds received in excess of book value on the disposal of used equipment, partly offset by a 16.3% decrease in the average acquisition cost of rental equipment operated during the period and the effects of foreign currency translation of approximately $6.9 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses decreased 14.7%, due to decreases in sales promotion expenses, advertising expenses and administrative expenses, including the effects of foreign currency translation of approximately $18.6 million.

  Sales promotion expenses decreased $22.9 million, or 26.6%, primarily related to a decrease in sales salaries and commissions of $14.2 million, as well as the effects of foreign currency translation of approximately $5.2 million.

  Advertising expenses decreased $16.7 million, or 22.7%, primarily due to decreased media advertising and the effects of foreign currency translation of approximately $2.7 million.

  Administrative expenses decreased $13.6 million, or 6.8%, primarily due to decreases in administrative salaries of $12.3 million and management incentive compensation of $8.5 million, including the effects of foreign currency translation of approximately $10.7 million. These decreases in expenses were partially offset by an unrealized gain on our HIL interest rate swaptions of $17.8 million in the six months ended June 30, 2008. Our HIL interest rate swaptions were terminated in October 2008.

Interest expense decreased 22.2%, primarily due to a decrease in the weighted average debt outstanding, a decrease in the weighted average interest rate on our borrowings, and the effects of foreign currency translation of approximately $12.1 million.

Interest and other income, net increased $36.5 million due to a gain of $48.5 million, net of transaction costs, recorded in connection with the buyback of portions of our Senior Notes and Senior Subordinated Notes, partly offset by a decrease in interest income of $11.9 million.

Adjusted Pre-Tax Income

Adjusted pre-tax income for our car rental segment was $110.0 million for the six months ended June 30, 2009, compared with adjusted pre-tax income of $188.7 million for the six months ended June 30, 2008. The decrease was primarily due to decreases in volume and pricing, partly offset by strong cost management performance. Adjustments to our car rental segment income (loss) before income taxes on a GAAP basis for the six months ended June 30, 2009 and 2008, totaled $119.9 million and $65.1 million, respectively. See footnote c to the table under "—Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008—Summary" for a summary and description of these adjustments. Adjusted pre-tax income for our car rental segment as a percent of its revenues decreased from 5.5% in the six months ended June 30, 2008 to 4.0% in the six months ended June 30, 2009.

Adjusted pre-tax income for our equipment rental segment was $25.4 million for the six months ended June 30, 2009, compared with $144.8 million for the six months ended June 30, 2008. The decrease was primarily due to decreases in volume and pricing and lower net proceeds received in excess of book value on the disposal of used equipment, partly offset by strong cost management performance. Adjustments to our equipment rental segment income (loss) before income taxes on a GAAP basis for the six months ended June 30, 2009 and 2008, totaled $51.9 million and $53.2 million, respectively. See footnote c to the table under "—Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008—Summary" for a summary and description of these adjustments. Adjusted pre-tax income for our equipment rental segment as a percent of its revenues decreased from 16.9% in the six months ended June 30, 2008 to 4.6% in the six months ended June 30, 2009.

The ratio of adjusted pre-tax income to revenues for our two segments has historically reflected the different environments in which they operate, although the differences are narrower for the six months

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

ended June 30, 2009 because of the more rapid decline in revenues in our equipment rental segment. Our infrastructure costs are higher within our car rental segment due to the number and type of locations in which it operates and the corresponding headcount. Within our equipment rental segment, our revenue earning equipment generates lower depreciation expense due to its longer estimated useful life.

(Provision) benefit for Taxes on Income, Net income attributable to Noncontrolling interests and Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder

	Six Months Ended June 30,
(in millions of dollars)	2009	2008	$ Change	% Change
Income (loss) before income taxes	$(175.2)	$36.9	$(212.1)	(574.2)%
(Provision) benefit for taxes on income	25.1	(33.0)	58.1	(175.8)%

Net income (loss)	(150.1)	3.9	(154.0)	(3,947.2)%
Less: Net income attributable to noncontrolling interests	(7.0)	(10.5)	3.5	(33.7)%

Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(157.1)	$(6.6)	$(150.5)	2,279.9%

The benefit for taxes on income for the six months ended June 30, 2009 was $25.1 million and the provision for taxes on income for the six months ended June 30, 2008 was $33.0 million, the change was primarily due to the decrease in income before income taxes and discrete charges, partially offset by an increase in losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized. The effective tax rate for the six months ended June 30, 2009 was 14.3% compared to 89.4% for the six months ended June 30, 2008. The change in tax rates is generally due to the factors noted above.

Net income attributable to noncontrolling interests decreased 33.7% due to a decrease in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

The net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder increased $150.5 million primarily due to lower rental volume and pricing in our worldwide car and equipment rental operations, as well as the net effect of other contributing factors noted above. The impact of changes in exchange rates on the net loss was mitigated by the fact that not only foreign revenues but also most foreign expenses were incurred in local currencies.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $568.6 million, a decrease of $25.4 million from December 31, 2008. As of June 30, 2009, we had $188.5 million of restricted cash to be used for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, our like-kind exchange programs and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash of $542.9 million from December 31, 2008 to June 30, 2009, primarily related to payments to reduce fleet debt and the timing of purchases and sales of revenue earning vehicles.

Our domestic and foreign operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil. Net cash provided by operating activities during the six months ended June 30, 2009 was $696.6 million, a decrease of $311.9 million from the six months ended June 30,

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

2008. The decrease was primarily due to an increase in net loss, changes in working capital and a decrease in depreciation of revenue earning equipment, partly offset by an increase in the amortization and ineffectiveness of cash flow hedges. We have revised our consolidated statements of cash flows to exclude the impact of non-cash purchases and sales of revenue earning equipment and property and equipment which were included in "accounts payable" or "receivables" at the end of the period. See Note 17 to the Notes to our condensed consolidated financial statements included in this Report.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. Net cash provided by investing activities during the six months ended June 30, 2009 was $83.0 million, compared to net cash used by investing activities of $1,492.8 million in the six months ended June 30, 2008. The change is primarily due to decreases in revenue earning equipment expenditures, partly offset by decreases in proceeds from the disposal of revenue earning equipment. For the six months ended June 30, 2009, our expenditures for revenue earning equipment were $3,540.5 million and our proceeds from the disposal of such equipment were $3,197.6 million, as compared to $6,077.4 million and $4,188.3 million, respectively, for the six months ended June 30, 2008. For the six months ended June 30, 2009, our capital expenditures for property and non-revenue earning equipment were $48.3 million and our proceeds from the disposal of such equipment were $5.0 million, as compared to $96.0 million and $48.1 million, respectively, for the six months ended June 30, 2008.

For the six months ended June 30, 2009, we experienced a decreased level of net expenditures for revenue earning equipment and property and equipment compared to the six months ended June 30, 2008. This net decrease was primarily due to a decrease in year over year expenditures for revenue earning equipment, partly offset by a year over year decrease in disposal proceeds for revenue earning equipment. For the full year 2009, we expect the level of net expenditures for revenue earning equipment, property and non-revenue earning equipment to be lower than that of the full year 2008. See "—Capital Expenditures" below.

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and typically heightened activity during the spring and summer. This is particularly true of our airport car rental operations and our equipment rental operations. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements in the second and third quarters of the year. These seasonal financing needs are funded by increasing the utilization of our various corporate and fleet credit facilities and the variable funding notes portion of our U.S. Fleet Debt facilities as defined in Note 3 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

In April 2009, we made aggregate open market repurchases, at a discount, of approximately $68.0 million and $81.5 million in face value of our Senior Notes and Senior Subordinated Notes, respectively. In addition, we and our affiliates have repurchased and may in the future repurchase or otherwise retire debt of our subsidiaries and take other steps to reduce such debt or otherwise improve our balance sheet. These actions include open market purchases, negotiated repurchases and other retirements of outstanding debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of such debt from time to time, our cash position and other considerations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

In June 2009, as a result of the Common Stock Public Offering and Convertible Debt Public Offering, we received a capital investment from Hertz Holdings of $790.1 million which was recorded as "Additional paid-in capital."

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and from the funding of our costs of operations, working capital and capital expenditures. Based on June 30, 2009 availability and our 2009 business plan, we believe we have sufficient liquidity in our existing fleet facilities to meet our 2009 debt maturities. We have begun discussions with banks and lenders to review refinancing options for the indebtedness maturing mainly in the second half of 2010. The agreements governing our indebtedness require us to comply with two key covenants based on a consolidated leverage ratio and a consolidated interest expense coverage ratio. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments.

In response to the economic downturn, in 2008 we implemented aggressive strategic actions to reduce costs and improve liquidity. These actions included reducing wage and benefit costs through significant headcount reductions, accelerating fleet deletions and delaying additions to right-size the fleet to current demand levels and rationalizing our location footprint by closing a number of locations. We have developed additional plans for 2009 in an effort to mitigate the impact of continued revenue declines on our results of operations, including reducing costs further through the additional headcount reductions that we announced in January 2009, continuing to right-size our car and equipment rental fleet in response to the economic conditions, continued re-engineering of our processes, increasing pricing and continuing to reduce the cost of acquiring our car and equipment rental fleet, among other actions.

We believe these actions will enhance our liquidity going forward. See "Credit Facilities" below.

As of June 30, 2009, we had approximately $9,437.5 million of total indebtedness outstanding. Cash paid for interest during the six months ended June 30, 2009, was $298.9 million, net of amounts capitalized.

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use this specified price or guaranteed depreciation rate to calculate our asset-backed financing capacity. If any manufacturer of our cars fails to fulfill its repurchase or guaranteed depreciation obligations, due to bankruptcy or otherwise, our asset-backed financing capacity could be decreased, or we may be required to materially increase the credit enhancement levels related to the financing of the fleet vehicles provided by such bankrupt manufacturer under certain of our Fleet Financing Facilities. For a discussion of risks related to the repurchase of program cars from us or the guarantee of the depreciation rate of program cars by the manufacturers of our cars and for a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" in this Report and in our Form 10-K.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control. In the past several years, Ford and Old General Motors, as defined below, which are the principal suppliers of cars to us on both a program and non-program

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

basis, have experienced deterioration in their operating results and significant declines in their credit ratings and in June 2009, Old General Motors filed for bankruptcy. For further information concerning our asset-backed financing programs, see Note 3 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" in this Report.

Immediately prior to Chrysler LLC's bankruptcy, less than 1% of our fleet was comprised of Chrysler LLC vehicles, so its recent bankruptcy filing has not had a material impact on our business, financial condition or results of operations.

General Motors filed for bankruptcy in June 2009, which we will refer to as "Old General Motors," however, we do not believe that this will have a material long-term impact on our business, financial condition or results of operations, because:

  •
  Old General Motors paid us, and New General Motors, as defined below, continues to pay us, all of the amounts owed under our repurchase programs;

  •
  With the approval of the bankruptcy court, Old General Motors assumed the vehicle repurchase programs it has with us and assigned the repurchase programs a newly formed company referred to as "New General Motors;"

  •
  New General Motors emerged from bankruptcy quickly; and

  •
  The resale value of vehicles manufactured by Old General Motors has not declined following its filing.

However, in the short-term, we have agreed with MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," to not access the $825.0 million of availability under our Series 2008-1 variable funding notes, or the "Series 2008-1 Notes," until either; (1) the necessary administrative actions are taken to have New General Motors confirmed as an "eligible manufacturer" and an "eligible program manufacturer" as defined in the indentures governing our U.S. Fleet Debt, or the "ABS Base Indenture," (2) we renegotiate the agreements with MBIA and Ambac, now that New General Motors has emerged from bankruptcy, (3) we amend the Series 2008-1 Notes which may require the consent of the holders of notes of other series, or (4) certain other conditions of the agreements with Ambac and MBIA are satisfied.

In the event of a bankruptcy of a car manufacturer, including Ford or New General Motors, our liquidity would be impacted by several factors including reductions in fleet residual values, as discussed above, and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program cars manufactured by any such company would need to be removed from our fleet or re-designated as non-program vehicles, which would require us to furnish additional collateral enhancement associated with these program vehicles. In addition, under the current terms of our 2005 variable funding notes and the Series 2008-1 Notes, if we had any borrowings under these two facilities, we may be required to materially increase the credit enhancement levels related to the financing of the fleet vehicles provided by such bankrupt manufacturer under these two facilities. We would also in certain circumstances, lose access to the Series 2008-1 Notes and have to repay any amounts outstanding as of the date of the bankruptcy filing. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" in this Report.

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

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows: 2010, $2,985.5 (including $1,736.9 of other short-term borrowings); 2011, $2,345.2; 2012, $176.6; 2013, $1,365.5; 2014, $2,047.8; after 2014, $567.5. For a discussion of these maturities, see Note 3 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." The $1,736.9 million of short-term borrowings included in the 2009 maturity are revolving in nature and do not expire in 2009. As a result of strategic cost reduction actions taken in 2008 and planned for 2009, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for 2009 and the first half of 2010. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Recent turmoil in the credit markets and the financial instability of insurance companies providing financial guarantees for asset-backed securities has reduced the availability of debt financing, which may result in increases in the interest rates at which lenders are willing to make debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of risks related to our substantial indebtedness, see "Item 1A—Risk Factors" in this Report and in our Form 10-K.

MBIA and Ambac provide credit enhancements in the form of financial guaranties for our U.S. Fleet Debt, with each providing guaranties for approximately half of the $3,370.2 million in principal amount of the notes that was outstanding as of June 30, 2009 under our ABS Program, all of which matures in 2010. Since MBIA and Ambac are facing financial instability, have been downgraded one or more times and are on review for further credit downgrade or under developing outlook by one or more credit agencies, we expect that any amendments to our current U.S. fleet debt and any new U.S. fleet debt we obtain will not be guaranteed by either MBIA or Ambac. Ambac recently reported a significant statutory loss and loss expenses for the quarter ended June 30, 2009, which reduced Ambac's statutory capital and surplus. Ambac requested approval of the Office of the Commissioner of Insurance of the State of Wisconsin, or the "OCI," to release a substantial portion of its contingency reserves to avoid negative statutory capital and surplus. On August 7, 2009, Ambac announced that the OCI permitted Ambac to release approximately $1.8 billion of contingency reserves, thereby, increasing its capital and surplus by that amount. There can be no assurance that any future requests for similar assistance will be granted.

An event of bankruptcy with respect to MBIA or Ambac between now and November 2010 would result in an amortization event under the portion of the debt guaranteed by the affected insurer. In addition, if an

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders. Accordingly, if a bankruptcy of MBIA or Ambac were to occur prior to the earlier of (1) us refinancing our current U.S. fleet debt or (2) November 2010, we would use this 30-day period to negotiate a solution with a majority of the affected noteholders. If we were unsuccessful in these negotiations and a majority of the affected noteholders voted to liquidate that portion of our fleet insured by the affected monoline insurer, we would expect to repay the affected series of notes through a combination of (1) our corporate liquidity and excess fleet debt liquidity (including negotiating access to our Series 2008-1 Notes), and (2) securing the amendment and extension of the Series 2008-1 Notes and the variable funding notes issued in 2005. A bankruptcy of MBIA or Ambac or a continuing deterioration in the economic environment could lead to deterioration in our financial condition and liquidity position.

In addition, if our available cash and other funding sources were not sufficient to satisfy the consequences as described above, we would be required to renegotiate with our lenders or raise additional funds and there is no assurance that we would be successful in such renegotiation or the raising of such funds.

Financing

We have a significant amount of indebtedness. For information on our indebtedness, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of June 30, 2009, we were in compliance with all of these financial covenants.

As of June 30, 2009, we had an aggregate principal amount outstanding of $1,365.4 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. As of June 30, 2009, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 5.50:1 and a consolidated interest expense coverage ratio of not less than 2.00:1. In addition, under our Senior ABL Facility, if there was less than $200 million of available borrowing capacity under that facility as of June 30, 2009, Hertz was required to have a consolidated leverage ratio of not more than 5.50:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of June 30, 2009, we had a consolidated leverage ratio of 4.32:1 and a consolidated interest expense coverage ratio of 2.46:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of June 30, 2009, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." In addition to the borrowings under our senior credit facilities, we have a significant amount of additional debt outstanding. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors" in this report and in our Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

Credit Facilities

As of June 30, 2009, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base or Other Limitation
Corporate Debt
Senior ABL Facility	$1,767.7	$1,097.5

Total Corporate Debt	1,767.7	1,097.5

Fleet Debt
U.S. Fleet Debt	1,219.8	627.2
International Fleet Debt	793.7	111.8
International ABS Fleet Financing Facility	481.7	38.5
Fleet Financing Facility	130.5	110.0
Brazilian Fleet Financing Facility	7.8	4.9
Canadian Fleet Financing Facility	141.4	40.0
U.K. Leveraged Financing	18.8	—

Total Fleet Debt	2,793.7	932.4

Total	$4,561.4	$2,029.9

As of June 30, 2009, the Senior Term Facility had approximately $4.0 million available under the letter of credit facility and the Senior ABL Facility had $181.7 million available under the letter of credit facility sublimit.

Our liquidity as of June 30, 2009 was approximately $4,459.8 million, which consisted of $568.6 million of cash, $1,097.5 million of unused commitments under our Senior ABL Facility and $2,793.7 million of unused commitments under our fleet debt facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our fleet debt facilities, the amount that we had available for immediate use as of June 30, 2009 under our Senior ABL Facility was $1,097.5 million and we had $932.4 million of over-enhancement that was available under our various fleet debt facilities. Accordingly, as of June 30, 2009, we had $2,598.5 million ($568.6 million in cash, $1,097.5 million available under our Senior ABL Facility and $932.4 million available under our various fleet debt facilities) in liquidity that was available for our immediate use. In addition, the $4,459.8 million of total liquidity as June 30, 2009 does not include any of the $825.0 million of availability under our Series 2008-1 Notes. We will again have access to these funds as soon as the credit rating agencies certify that New General Motors is an "eligible manufacturer" and an "eligible program manufacturer" under our ABS credit facilities. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control. See "Item 1A—Risk Factors" in this Report and in our Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

Capital Expenditures

The following table sets forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds, on a cash basis consistent with our revised consolidated statements of cash flows, received by quarter for 2009 and 2008 (in millions of dollars). See Note 17 to the Notes to our condensed consolidated financial statements included in this Report.

	Revenue Earning Equipment			Property and Equipment
As Previously Reported	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2009
First Quarter	$1,516.7	$(1,353.2)	$163.5	$21.7	$(8.4)	$13.3

2008
First Quarter	$2,880.3	$(1,748.4)	$1,131.9	$40.8	$(11.7)	$29.1
Second Quarter	3,662.5	(2,103.0)	1,559.5	61.9	(17.5)	44.4
Third Quarter	2,094.4	(2,284.3)	(189.9)	46.8	(7.6)	39.2
Fourth Quarter	1,387.0	(2,710.4)	(1,323.4)	29.2	(3.6)	25.6

Total Year	$10,024.2	$(8,846.1)	$1,178.1	$178.7	$(40.4)	$138.3

	Revenue Earning Equipment			Property and Equipment
Revision	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2009
First Quarter	$(117.1)	$(672.9)	$(790.0)	$5.0	$3.2	$8.2

2008
First Quarter	$(429.3)	$(278.0)	$(707.3)	$7.4	$(22.8)	$(15.4)
Second Quarter	(36.1)	(58.9)	(95.0)	(14.1)	3.9	(10.2)
Third Quarter	717.1	462.4	1,179.5	10.0	(6.6)	3.4
Fourth Quarter	(124.9)	209.4	84.5	11.7	(2.6)	9.1

Total Year	$126.8	$334.9	$461.7	$15.0	$(28.1)	$(13.1)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

	Revenue Earning Equipment			Property and Equipment
As Revised	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2009
First Quarter	$1,399.6	$(2,026.1)	$(626.5)	$26.7	$(5.2)	$21.5
Second Quarter	2,140.9	(1,171.5)	969.4	21.6	0.2	21.8

	3,540.5	(3,197.6)	342.9	48.3	(5.0)	43.3

2008
First Quarter	$2,451.0	$(2,026.4)	$424.6	$48.2	$(34.5)	$13.7
Second Quarter	3,626.4	(2,161.9)	1,464.5	47.8	(13.6)	34.2
Third Quarter	2,811.5	(1,821.9)	989.6	56.8	(14.2)	42.6
Fourth Quarter	1,262.1	(2,501.0)	(1,238.9)	40.9	(6.2)	34.7

Total Year	$10,151.0	$(8,511.2)	$1,639.8	$193.7	$(68.5)	$125.2

Revenue earning equipment expenditures in our car rental operations were $3,497.7 million and $5,905.5 million for the six months ended June 30, 2009 and 2008, respectively. Revenue earning equipment expenditures in our equipment rental operations were $42.8 million and $171.9 million for the six months ended June 30, 2009 and 2008, respectively.

Revenue earning equipment expenditures in our car rental and equipment rental operations for the six months ended June 30, 2009 decreased by 40.8% and 75.1%, respectively, compared to the six months ended June 30, 2008. The decrease in our car rental operations revenue earning equipment expenditures was primarily due to lower rental volumes during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, which required us to maintain lower fleet levels. The decrease in our equipment rental operations revenue earning equipment expenditures was primarily due to a general reduction in spending due to lower demand for equipment related to the economic downturn during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Property and equipment expenditures in our car rental operations were $42.0 million and $77.8 million for the six months ended June 30, 2009 and 2008, respectively. Property and equipment expenditures in our equipment rental operations were $4.0 million and $15.4 million for the six months ended June 30, 2009 and 2008, respectively. Property and equipment expenditures for all other activities were $2.3 million and $2.8 million for the six months ended June 30, 2009 and 2008, respectively.

Property and equipment expenditures in our car rental and equipment rental operations and all other activities for the six months ended June 30, 2009 decreased by 46.0%, 74.0% and 17.9%, respectively.

For the six months ended June 30, 2009, we experienced a level of net expenditures for revenue earning equipment and property and equipment lower than our net expenditures in the six months ended June 30, 2008. This net decrease was primarily due to a decrease in year over year expenditures for revenue earning equipment, partly offset by a year over year decrease in disposal proceeds relating to revenue earning equipment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Commitments

As of June 30, 2009 and December 31, 2008, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

We have entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Hertz Holdings has entered into indemnification agreements with each of its directors.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of June 30, 2009 and December 31, 2008, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $2.3 million and $2.2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of June 30, 2009, our net income would decrease by an estimated $17.9 million over a twelve-month period.

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

Income Taxes

In January 2006, we implemented a like-kind exchange program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal 2007 and 2008 and the six months ended June 30, 2009. A like-kind exchange program for HERC has been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. For strategic purposes, such as cash management and fleet reduction, we have triggered some taxable gains in the program. The bankruptcy filing of an OEM also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form.

In September 2008, Bank of America announced it was acquiring Merrill Lynch & Co., Inc., the parent company of MLGPE. This transaction closed on January 1, 2009. Accordingly, Bank of America is now an indirect beneficial owner of our common stock held by MLGPE and certain of its affiliates. For U.S. income tax purposes the transaction, when combined with other unrelated transactions during the previous 36 months, resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, utilization of all pre-2009 U.S. net operating losses is subject to an annual limitation. The limitation is not expected to result in a loss of net operating losses or have a material adverse impact on taxes.

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Based on present assumptions, our 2009 worldwide pre-tax pension expense is expected to be approximately $34.2 million, which would represent a decrease of

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS (Continued)

$5.2 million from 2008. The anticipated decrease in expense compared to 2008 is primarily due to lower expense for U.S. plans, largely due to headcount reductions. To the extent that there are layoffs affecting a significant number of employees covered by any pension plan worldwide, 2009 expense could vary significantly because of further charges or credits.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2009, the parties in the consolidated cases of The Hertz Corporation and TSD Rental LLC v. Enterprise Rent-A-Car Company and The Crawford Group, Inc. entered into a settlement agreement wherein an informal presentation and review process was agreed to as a method by which they might be able to reach a settlement of the litigation. That process sufficiently alleviated the concerns of both sides as to possible infringement and, in June 2009, the parties jointly stipulated as to the dismissal of the consolidated lawsuits.

Aside from the above mentioned, there were no material changes in the legal proceedings described in our Form 10-K and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 with the exception of the following.

Risks Related to Our Business

We face risks of increased costs of cars and of decreased profitability, including as a result of limited supplies of competitively priced cars.

We believe we are one of the largest private sector purchasers of new cars in the world for our rental fleet, and as of June 30, 2009, our approximate average holding period for a rental car was 10 months in the United States and 9 months in our international car rental operations. In recent years, the average holding cost of new cars has increased. Our net per car vehicle depreciation costs in the United States for 2008 increased approximately 6% from our net per car depreciation costs for 2007 and increased approximately 20% in Europe year-over-year. During the six months ended June 30, 2009, our net per car vehicle depreciation costs in the United States and Europe increased approximately 5% and 17%, respectively, as compared to the prior year period. We expect our net per car vehicle depreciation costs in the United States and in Europe for 2009 to be similar to 2008. We may not be able to offset these costs to a degree sufficient to be profitable in 2009.

Historically, we have purchased more of the cars we rent from Ford than from any other automobile manufacturer. Over the five years ended December 31, 2008, approximately 36% of the cars acquired by us for our U.S. car rental fleet, and approximately 28% of the cars acquired by us for our international car rental fleet, were manufactured by Ford and its subsidiaries. During the year ended December 31, 2008, approximately 30% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 19% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries. During the twelve months ended June 30, 2009, approximately 22% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 20% of the cars acquired by us for our international fleet were

ITEM 1A.    RISK FACTORS (Continued)

manufactured by Ford and its subsidiaries. Under our Master Supply and Advertising Agreement with Ford, Ford has agreed to develop fleet offerings in the United States that are generally competitive with terms and conditions of similar offerings by other automobile manufacturers. The Master Supply and Advertising Agreement expires in 2010. See "Item 1—Business—Relationship with Ford—Supply and Advertising Arrangements" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We cannot assure you that we will be able to extend the Master Supply and Advertising Agreement beyond its current term or enter into similar agreements at reasonable terms. In the future, we expect to buy a smaller proportion of our car rental fleet from Ford than we have in the past. If Ford does not offer us competitive terms and conditions, and we are not able to purchase sufficient quantities of cars from other automobile manufacturers on competitive terms and conditions, then we may be forced to purchase cars at higher prices, or on terms less competitive, than for cars purchased by our competitors.

Historically, we have also purchased a significant percentage of our car rental fleet from Old General Motors Corporation. Over the five years ended December 31, 2008, approximately 23% of the cars acquired by us for our U.S. car rental fleet, and approximately 15% of the cars acquired by us for our international fleet, were manufactured by Old General Motors. During the year ended December 31, 2008, approximately 25% of the cars acquired by our U.S. car rental fleet, and approximately 18% of the cars acquired by us for our international fleet, were manufactured by Old General Motors. During the twelve months ended June 30, 2009, approximately 27% of the cars acquired by our U.S. car rental fleet, and approximately 12% of the cars acquired by us for our international fleet, were manufactured by Old General Motors. Old General Motors filed for bankruptcy in June 2009 and with the approval of the bankruptcy court, Old General Motors assumed the vehicle repurchase programs it has with us and assigned the repurchase programs to the New General Motors. While New General Motors has been performing under those assigned programs, there can be no assurance that New General Motors will be able to successfully operate as a vehicle manufacturer or to continue to perform its obligations under its agreements with us.

If Ford does not fulfill its obligations under our Master Supply and Advertising Agreement or New General Motors does not fulfill its obligations under our repurchase program agreements, for whatever reason, including a bankruptcy filing by Ford or New General Motors, this could cause a disruption in our supply of cars, may increase our average cost of new cars, may decrease the value of our fleet, could adversely impact how much we can borrow under our asset-backed financing facilities, and could require us to provide additional enhancement or collateral under our asset-backed financing facilities, any or all of which would decrease our profitability and liquidity and have a material adverse impact on our liquidity and results of operations.

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

ITEM 1A.    RISK FACTORS (Continued)

We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs.

As of June 30, 2009, approximately 36% of the cars purchased in our combined U.S. and international car rental fleet were subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs, or "program cars." Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition, mileage and holding period requirements. These repurchase and guaranteed depreciation programs limit the risk to us that the market value of a car at the time of its disposition will be less than its estimated residual value at such time. We refer to this risk as "residual risk."

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

Over the past five years, the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs has substantially decreased due primarily to changes in the overall terms offered by automobile manufacturers under repurchase programs and concerns such as the credit-worthiness of the U.S. vehicle manufacturers. As of June 30, 2009, approximately 21% of our fleet consisted of cars purchased from Ford, of which approximately 44% were program cars and approximately 20% of our fleet consisted of cars purchased from Old General Motors, of which approximately 32% were program cars. In the aggregate, approximately 36% of our fleet as of June 30, 2009, consisted of program cars. Accordingly, we are now bearing increased risk relating to the residual market value and the related depreciation on our car rental fleet and must use different rotational techniques to accommodate our seasonal peak demand for cars.

Repurchase and guaranteed depreciation programs generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility has been reduced as the percentage of program cars in our car rental fleet has decreased materially. See "Item 1—Business—Worldwide Car Rental—Fleet" in our Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" in this Report.

Our car manufacturers may fail to fulfill their obligations to repurchase or guarantee the depreciation of program cars under our current or future arrangements with them, for whatever reason including a bankruptcy filing, or in the future, car manufacturers could modify or eliminate their repurchase or guaranteed depreciation programs or change their return policies (which include condition, mileage and holding period requirements for returned cars) from one program year to another to make it disadvantageous to acquire certain cars. Although, Old General Motors honored its obligations under its repurchase program agreements with us following its filing for bankruptcy and New General Motors has assumed these obligations, any future failure of our car manufacturers to fulfill their current repurchase or guaranteed obligations, or modification or elimination of such programs in the future, would increase

ITEM 1A.    RISK FACTORS (Continued)

our exposure to the risks described in the preceding paragraphs. In addition, because we obtain a substantial portion of our financing in reliance on repurchase and guaranteed depreciation programs, the failure of our car manufacturers to fulfill their current repurchase obligations, or modification or elimination of those programs in the future, or significant adverse changes in the financial condition of our car manufacturers, including a bankruptcy filing by a significant supplier, could adversely impact our outstanding asset-backed financing facilities and could in the future make vehicle-related debt financing more difficult to obtain on reasonable terms. See "—Risks Related to our Substantial Indebtedness—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control."

We could be harmed by a further decline in the results of operations or financial condition of the manufacturers of our cars.

As of June 30, 2009, approximately 21% of our fleet consisted of cars purchased from Ford, of which approximately 44% were program cars and approximately 20% of our fleet consisted of cars purchased from Old General Motors, of which approximately 32% were program cars. In the past several years, Ford and Old General Motors have experienced deterioration in their operating results and significant declines in their credit ratings and Old General Motors filed for bankruptcy protection in June 2009. While New General Motors has assumed the repurchase programs obligations under our pre-filing agreements with Old General Motors, there can be no assurance that it will be capable of discharging those obligations.

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

Old General Motors honored its obligations under our vehicle repurchase program and going forward New General Motors has assumed these obligations. However, if a decline in results or conditions were so severe as to cause a manufacturer to default on an obligation to repurchase or guarantee the depreciation of program cars we own, or to cause a manufacturer to commence bankruptcy reorganization proceedings, and reject its repurchase or guaranteed depreciation obligations, or if any manufacturer of our cars does not fulfill its obligations under our current arrangement with them, for whatever reason, we would have to dispose of those program cars without the benefits of the associated programs. This could significantly increase our expenses. In addition, disposing of program cars following a manufacturer default or rejection of the program in bankruptcy could result in losses on cars that have become ineligible for return or sale under the applicable program. Such losses could be material if a large number of program cars were affected. For example, we estimate that if Ford Motor Company, but not its subsidiaries, had filed for bankruptcy reorganization and rejected all its commitments to repurchase program cars from us, based upon the highest number of Ford program cars we had for the twelve months ended June 30, 2009, we would have sustained material losses in the U.S., which would have been as high as $227.4 million, upon disposition of those cars. A reduction in the number of program cars that we buy would reduce the magnitude of this exposure, but it would simultaneously increase our exposure to residual value risk. Since Old General Motors honored its obligations under our vehicle repurchase program and so far New General Motors is also honoring its

ITEM 1A.    RISK FACTORS (Continued)

obligations to date, we have not sustained any losses under such repurchase program. See "—We face risks related to decreased acquisition or disposition of cars through repurchase and guaranteed depreciation programs."

Any default or future reorganization of a manufacturer that has sold us program cars might also leave us with a substantial unpaid claim against the manufacturer with respect to program cars that were sold and returned to the car manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value. The amount of these outstanding claims fluctuates throughout the year depending on how many cars we are selling back to the car manufacturer. For the twelve months ended June 30, 2009, the highest outstanding month-end receivable balance for cars sold to a single manufacturer was $249.1 million owed by Old General Motors in November 2008, which was subsequently paid. Although Old General Motors paid us all amounts that we were owed at the time of its bankruptcy filing, there is no guarantee that we will be paid these amounts by any car manufacturer that files for bankruptcy protection in the future. See "—We face risks of increased costs of cars and of decreased profitability, including as a result of limited supplies of competitively priced cars."

In addition, events negatively affecting the car manufacturers, including a bankruptcy, could affect how much we may borrow under our asset-backed financing facilities. For example, under the current terms of our asset-backed financing facilities, upon the filing of bankruptcy by Old General Motors in June 2009, we have agreed to not access the $825.0 million of availability under our Series 2008-1 Notes until either; (1) the manufacturer event of default would need to be cured or the bankrupt manufacturer would need to emerge from bankruptcy and (a) the necessary administrative actions taken to include it as an "eligible manufacturer" and an "eligible program manufacturer" under our ABS credit facilities or (b) we amend these definitions in the ABS Base Indenture, (2) we renegotiate the agreements with MBIA and Ambac, now that New General Motors has emerged from bankruptcy, (3) we amend the Series 2008-1 Notes which may require the consent of the holders of notes of other series, or (4) certain other conditions of the agreements with Ambac and MBIA are satisfied. As of the date of the filing of this Report none of the above conditions have been fully met and we therefore have agreed to not access the $825.0 million of availability under our Series 2008-1 Notes. We would have a similar impact on our access to the $825.0 million of availability, if in the future other car manufacturers, including New General Motors, were to file for bankruptcy protection.

In addition to the consequences described above, events negatively affecting car manufacturers that supplies cars for our fleet could have other consequences under our asset-backed financing program.

Risks Relating to Our Substantial Indebtedness

We have substantial debt and may incur substantial additional debt.

In May and June of 2009, Hertz Holdings issued an aggregate of $474.8 million in principal amount of convertible notes in a registered public offering. As of June 30, 2009, we had an aggregate principal amount of debt outstanding of $9,488.1 million and a debt to equity ratio, calculated using the total amount of our outstanding debt net of unamortized discounts of 4.4 to 1.

Our substantial debt could have important consequences to us. For example, it could:

  •
  make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our Senior Credit Facilities, U.S. Fleet Debt, International Fleet Debt and International ABS Fleet Financing Facility, resulting in possible defaults on and acceleration of such indebtedness;

ITEM 1A.    RISK FACTORS (Continued)

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

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations, our ability to obtain financing in the future and our ability to react to changes in our business.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit our subsidiaries from doing so. As of June 30, 2009, our Senior Credit Facilities provided us commitments for additional aggregate borrowings (subject to borrowing base limitations) of approximately $1,767.7 million, and permitted additional borrowings beyond those commitments under certain circumstances. For a detailed description of the amounts Hertz has available under its debt facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities," included in this Report. As of June 30, 2009, our U.S. Fleet Debt Facilities, our Fleet Financing Facility, our International Fleet Debt facilities, our International ABS Fleet Financing Facility and our other fleet debt facilities (related to Brazil, Canada, Belgium and the United Kingdom) provided us commitments for additional aggregate borrowings of approximately $1,219.8 million, $130.5 million, the foreign currency equivalent of $793.7 million, $481.7 million and $168.0 million, respectively, subject to borrowing base limitations. In May and June of 2009, Hertz Holdings issued an aggregate of $474.8 million in principal amount of convertible notes in a registered public offering. If new debt is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. On June 30, 2006, Hertz Holdings entered into a $1.0 billion loan facility in order to finance the payment of a special cash dividend of $4.32 per share to its stockholders on June 30, 2006. Although this facility was repaid in full with the proceeds from our initial public offering, we cannot assure you that Hertz Holdings will not enter into similar transactions in the future.

ITEM 1A.    RISK FACTORS (Continued)

The third-party insurance companies that provide credit enhancements in the form of financial guarantees of our U.S. Fleet Debt could face financial instability due to factors beyond our control.

MBIA and Ambac provide credit enhancements in the form of financial guaranties for our U.S. Fleet Debt, with each providing guaranties for approximately half of the $3,370.2 million in principal amount of the notes that was outstanding as of June 30, 2009 under our ABS Program. The Series 2008-1 Notes are not subject to any financial guarantee. Each of MBIA and Ambac has been downgraded one or more times and is on review for further credit downgrade or under developing outlook by one or more credit ratings agencies. We may be required to utilize alternate sources of funding as our outstanding ABS notes mature, which may not be available on terms as favorable or in amounts comparable to those available to us under our existing ABS Program, if at all.

Ambac recently reported a significant statutory loss and loss expenses for the quarter ended June 30, 2009, which reduced Ambac's statutory capital and surplus. Ambac requested approval of the Office of the Commissioner of Insurance of the State of Wisconsin, or the "OCI," to release a substantial portion of its contingency reserves to avoid negative statutory capital and surplus. On August 7, 2009, Ambac announced that the OCI permitted Ambac to release approximately $1.8 billion of contingency reserves, thereby, increasing its capital and surplus by that amount. There can be no assurance that any future requests for similar assistance will be granted.

An "event of bankruptcy" (as defined in the ABS Base Indenture) with respect to Ambac or MBIA would result in an amortization event under the portion of the U.S. Fleet Debt facilities guaranteed by the affected insurer. In that event, we would also be required to apply a proportional amount, or substantially all in the case of insolvency of both insurers, of all rental payments by Hertz to its special purpose leasing subsidiary and all car disposal proceeds under the applicable facility or series, or under substantially all U.S. Fleet Debt facilities in the case of insolvency of both insurers, to pay down the amounts owed under the affected facility or series instead of applying those proceeds to purchase additional cars and/or for working capital purposes. An insurer "event of bankruptcy" could lead to consequences that have a material adverse effect on our liquidity if we were unable to negotiate mutually acceptable new terms with our U.S. Fleet Debt lenders or if alternate funding were not available to us.

After 30 days, an insurer event of bankruptcy would constitute a limited liquidation event of default under the applicable indenture supplement governing the U.S. Fleet Debt insured by the bankrupt insurer. At that point, noteholders for the affected series of notes would have the right to instruct the trustee to exercise all remedies available to secured creditors, including the termination of the master lease under which Hertz leases its U.S. vehicle fleet and foreclosure of the vehicle fleet, provided that the exercise of any such right is supported by a majority of the affected noteholders. If the master lease were terminated due to the insolvency of either MBIA or Ambac, the termination would trigger an amortization event with respect to the notes insured by the other insurer. Foreclosure of the vehicle fleet would have a material adverse effect on our business, financial condition and results of operations. If such an event were to occur, we would not be able to effect short-term borrowings under our Series 2005 variable funding notes and we would be able to borrow on a short-term basis and subject to borrowing base requirements under our Series 2008-1 Notes only if we have by that time regained access to that series of notes which was blocked by General Motors' bankruptcy filing. See "—Risks Related to Our Business—We could be harmed by a further decline in the results of operations or financial condition of the manufacturers of our cars." In addition, if our available cash and other funding sources are not sufficient to satisfy the consequences as described above, we would be required to renegotiate with our lenders or raise additional funds and there is no assurance that we would be successful in such renegotiation or the raising of such funds.

ITEM 1A.    RISK FACTORS (Continued)

The occurrence of an amortization event as a result of insurer insolvency would also result in our inability to make use of the like-kind exchange program, which is described under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Taxes" in this Report, with respect to future dispositions and acquisitions of fleet vehicles subject to the ABS Program. This could expose us to increased income tax liability in the future as a result of recognition of gains upon sales from our then-existing ABS Program fleet, although we would expect to be able to utilize the like-kind exchange program for certain cars within our then-existing fleet as well as future cars purchased outside of the ABS Program.

A limited liquidation event of default under the applicable indenture supplement governing the U.S. Fleet Debt and any related foreclosure of the vehicle fleet could result in our inability to have access to other facilities or could accelerate outstanding indebtedness under those facilities or other financing arrangements any of which would have a material adverse effect on our financial condition and liquidity position.

Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. In connection with the Acquisition, a bankruptcy-remote special purpose entity wholly-owned by us issued approximately $4,300.0 million of new debt (plus an additional $1,500.0 million in the form of variable funding notes issued but not funded at the closing of the Acquisition) backed by our U.S. car rental fleet under the ABS Program. In addition, we issued $600.0 million of medium term notes backed by our U.S. car rental fleet prior to the Acquisition, or the "Pre-Acquisition ABS Notes," which remained outstanding following the Acquisition. As part of the Acquisition, various of our non-U.S. subsidiaries and certain special purpose entities issued approximately $1,781.0 million of debt under the International Fleet Debt, which are secured by rental vehicles and related assets of certain of our subsidiaries (all of which are organized outside the United States) or by rental equipment and related assets of certain of our subsidiaries organized outside North America, as well as (subject to certain limited exceptions) substantially all our other assets outside North America. The asset-backed debt issued in connection with the Acquisition has expected final payment dates ranging through 2010 and the Pre-Acquisition ABS Notes have expected final payment dates ranging through 2009. Based upon these repayment dates, this debt will need to be refinanced within the next one and a half years. Recent turmoil in the credit markets has reduced the availability of debt financing and asset-backed securities have become the focus of increased investor and regulatory scrutiny.

Approximately half of our outstanding U.S. Fleet Debt issued in connection with the Acquisition is subject to the benefit of a financial guarantee from MBIA, while the remainder is subject to the benefit of a financial guarantee from Ambac.

On July 24, 2008, we entered into the International ABS Fleet Financing Facility, which has an expected maturity date of December 2010 and allows for maximum commitments under (i) the Euro-denominated portion of €562.0 million (the equivalent of $790.5 million as of June 30, 2009) and (ii) the Australian dollar-denominated portion of A$269.0 million (the equivalent of $218.1 million as of June 30, 2009). Additionally, in September 2008, we issued but did not fund $825.0 million in the form of variable funding notes, or the "Series 2008-1 Notes." The Series 2008-1 Notes are not subject to any financial guarantee.

If our access to asset-backed financing were reduced or were to become significantly more expensive for any reason, including as a result of the deterioration in the markets for asset-backed securities or as a result of deterioration in the credit ratings or the insolvency of the financial guarantors, we cannot assure

ITEM 1A.    RISK FACTORS (Continued)

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

  •
  credit rating agencies for our asset-backed indebtedness, MBIA and Ambac, or other third parties requiring changes in the terms and structure of our asset-backed financing, including increased credit enhancement (i) in connection with the incurrence of additional or refinancing of existing asset-backed debt, (ii) upon the occurrence of external events, such as changes in general economic and market conditions or further deterioration in the credit ratings of our principal car manufacturers, or (iii) or otherwise;

  •
  the terms, availability and credit market acceptance of third party credit enhancement at the time of the incurrence of additional or refinancing of existing asset-backed debt or the amount of cash collateral required in addition to or instead of such guaranties;

  •
  the insolvency of one or more of the third-party credit enhancers that insure our asset-backed debt, or downgrading of their credit ratings;

  •
  the insolvency or further deterioration of the financial condition of one or more of our principal car manufacturers; or

  •
  changes in law that negatively impact our asset-backed financing structure.

The occurrence of certain of the events listed above could result, among other things, in the occurrence of an amortization event pursuant to which the proceeds of sales of cars that collateralize the affected facility or series of asset-backed notes would be required to be applied to the payment of principal and interest on the affected facility or series, rather than being reinvested in our car rental fleet. The continuation of an amortization event for 30 days, as well as, certain other events, including defaults by Hertz and its affiliates in the performance of covenants set forth in the agreements governing our U.S. Fleet Debt, could result in the occurrence of a liquidation event pursuant to which the trustee or holders of asset-backed notes of the affected series would be permitted to require the sale of the assets collateralizing that series. If such an event were to occur, we would not be able to effect short-term borrowings under the variable funding notes issued at the closing of the Acquisition, although we might, depending on the circumstances be able to borrow on a short-term basis under the Series 2008-1 Notes, subject to borrowing base availability. Currently, because Old General Motors filed for bankruptcy we have agreed to not access the $825.0 million of availability under our Series 2008-1 Notes until either; (1) the manufacturer event of default would need to be cured or the bankrupt manufacturer would need to emerge from bankruptcy and (a) the necessary administrative actions taken to include it as an "eligible manufacturer" and an "eligible program manufacturer" under our ABS credit facilities or (b) we amend these definitions in the ABS Base Indenture, (2) we renegotiate the agreements with MBIA and Ambac, now that New General Motors has emerged from bankruptcy, (3) we amend the Series 2008-1 Notes which may require the consent of the holders of notes of other series, or (4) certain other conditions of the agreements with Ambac and MBIA are satisfied. In the event of a manufacturer event of default or bankruptcy of Ford or New General Motors, we would again lose access to the $825.0 million of availability under our Series 2008-1 Notes. See "—Risks Related to Our Business—We could be

ITEM 1A.    RISK FACTORS (Continued)

harmed by a further decline in the results of operations or financial condition of the manufacturers of our cars." Any of these consequences could affect our liquidity and our ability to maintain sufficient fleet levels to meet customer demands and could trigger cross defaults under certain of our other debt instruments.

In addition to the consequences described above, a bankruptcy event with respect to a car manufacturer that supplies cars for our fleet could have other consequences under our asset-backed financing program. The program cars manufactured by any such company would need to be removed from our fleet or re-designated as non-program vehicles, which would require us to furnish additional collateral enhancement associated with these program vehicles. In the case of Old General Motors and its bankruptcy filing, we used a portion of the proceeds from the 2009 Hertz Holdings Offerings to pay down certain of our fleet debt so that we were not required to provide any additional enhancement and as soon as the credit rating agencies certify that new General Motors is an "eligible manufacturer" and an "eligible program manufacturer" under our ABS Base Indenture, this additional enhancement requirement will terminate.

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

ITEM 6.    EXHIBITS

(a)
Exhibits:

Exhibit Number	Description
3.1.1	Amended and Restated By Laws of The Hertz Corporation, effective May 27, 2009
4.9.2.2
Amendment No. 2, dated as of May 19, 2009, to the Amended and Restated Series 2005-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.*
4.9.3.2
Amendment No. 2, dated as of May 19, 2009, to the Amended and Restated Series 2005-2 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.*
4.9.27	Consent and Waiver Agreement, dated as of May 19, 2009, among MBIA Insurance Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A.*
4.9.28	MBIA Side Letter, dated as of May 19, 2009, between MBIA Insurance Corporation and The Hertz Corporation*
4.9.29	Consent And Waiver Agreement, dated as of May 19, 2009, among Ambac Assurance Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A.*
4.9.30	Ambac Side Letter, dated as of May 19, 2009, between Ambac Assurance Corporation and The Hertz Corporation*
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on August 7, 2009.

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

Date: August 10, 2009	THE HERTZ CORPORATION (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Amended and Restated By Laws of The Hertz Corporation, effective May 27, 2009
4.9.2.2
Amendment No. 2, dated as of May 19, 2009, to the Amended and Restated Series 2005-1 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.*
4.9.3.2
Amendment No. 2, dated as of May 19, 2009, to the Amended and Restated Series 2005-2 Supplement dated as of August 1, 2006, between Hertz Vehicle Financing LLC, as Issuer, and The Bank Of New York Trust Company, N.A., as Trustee and as Securities Intermediary, to the Second Amended and Restated Base Indenture, dated as of August 1, 2006, between Hertz Vehicle Financing LLC and The Bank Of New York Trust Company, N.A.*
4.9.27	Consent and Waiver Agreement, dated as of May 19, 2009, among MBIA Insurance Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A.*
4.9.28	MBIA Side Letter, dated as of May 19, 2009, between MBIA Insurance Corporation and The Hertz Corporation*
4.9.29	Consent And Waiver Agreement, dated as of May 19, 2009, among Ambac Assurance Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A.*
4.9.30	Ambac Side Letter, dated as of May 19, 2009, between Ambac Assurance Corporation and The Hertz Corporation*
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on August 7, 2009.

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

THE HERTZ CORPORATION AND SUBSIDIARIES INDEX
PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURE
EXHIBIT INDEX