Form 10-Q
period 2010-06-30
HERTZ CORP
filed 2010-08-09
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of August 9, 2010, all of the common stock of the Registrant was owned by its affiliate, Hertz Investors, Inc. As of August 9, 2010, 100 shares of the Registrant's common stock (par value $0.01) were issued and outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of June 30, 2010, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and June 30, 2009 and the consolidated statements of cash flows for the six-month periods ended June 30, 2010 and June 30, 2009. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 9, 2010

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$896,782	$985,467
Restricted cash and cash equivalents	743,435	365,159
Receivables, less allowance for doubtful accounts of $17,374 and $21,268	1,400,306	1,329,647
Inventories, at lower of cost or market	88,805	93,415
Prepaid expenses and other assets	295,292	289,990
Revenue earning equipment, at cost:
Cars	9,853,330	8,205,579
Less accumulated depreciation	(1,091,215)	(1,186,299)
Other equipment	2,558,808	2,582,029
Less accumulated depreciation	(909,713)	(749,724)

Total revenue earning equipment	10,411,210	8,851,585

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,038,726	1,023,891
Service equipment and other	853,647	838,906

	1,892,373	1,862,797
Less accumulated depreciation	(735,705)	(674,668)

Total property and equipment	1,156,668	1,188,129

Other intangible assets, net	2,563,709	2,597,682
Goodwill	290,550	295,350

Total assets	$17,846,757	$15,996,424

LIABILITIES AND EQUITY
Due to Hertz affiliate	$1,962	$7,569
Accounts payable	1,467,148	658,671
Accrued liabilities	913,783	1,022,758
Accrued taxes	173,667	125,806
Debt	11,316,892	9,997,014
Public liability and property damage	261,142	277,828
Deferred taxes on income	1,398,712	1,432,705

Total liabilities	15,533,306	13,522,351

Commitments and contingencies (Note 16)
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,432,427	3,410,518
Accumulated deficit	(1,106,106)	(950,407)
Accumulated other comprehensive loss	(30,783)	(3,331)

Total The Hertz Corporation and Subsidiaries stockholder's equity	2,295,538	2,456,780
Noncontrolling interest	17,913	17,293

Total equity	2,313,451	2,474,073

Total liabilities and equity	$17,846,757	$15,996,424

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Car rental	$1,582,983	$1,450,902	$2,979,554	$2,711,804
Equipment rental	265,706	276,808	502,677	556,140
Other	30,897	26,774	58,243	51,426

Total revenues	1,879,586	1,754,484	3,540,474	3,319,370

Expenses:
Direct operating	1,075,037	988,573	2,088,036	1,943,893
Depreciation of revenue earning equipment	456,720	479,350	915,893	969,178
Selling, general and administrative	172,003	141,481	339,720	308,171
Interest expense	177,221	159,669	346,810	324,854
Interest and other income, net	(6,791)	(49,509)	(9,069)	(51,530)

Total expenses	1,874,190	1,719,564	3,681,390	3,494,566

Income (loss) before income taxes	5,396	34,920	(140,916)	(175,196)
(Provision) benefit for taxes on income	(8,245)	(24,628)	5,968	25,039

Net income (loss)	(2,849)	10,292	(134,948)	(150,157)
Less: Net income attributable to noncontrolling interest	(4,673)	(3,876)	(8,251)	(6,965)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(7,522)	$6,416	$(143,199)	$(157,122)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(134,948)	$(150,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	915,893	969,178
Depreciation of property and equipment	78,571	80,543
Amortization of other intangible assets	32,700	33,138
Amortization and write-off of deferred financing costs	37,361	27,711
Amortization of debt discount	11,526	13,229
Stock-based compensation charges	19,308	16,502
(Gain) loss on derivatives	4,922	(18,318)
Amortization of cash flow hedges	38,868	29,857
Provision for losses on doubtful accounts	10,295	16,635
Asset writedowns	14,215	13,105
Deferred taxes on income	(12,976)	21,350
Gain on sale of property and equipment	(2,176)	(1,314)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(101,157)	(15,931)
Inventories, prepaid expenses and other assets	(28,061)	18,254
Accounts payable	254,809	(65,003)
Accrued liabilities	(66,802)	(212,359)
Accrued taxes	(7,116)	(57,836)
Public liability and property damage	252	(22,029)

Net cash provided by operating activities	1,065,484	696,555

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(389,242)	543,774
Revenue earning equipment expenditures	(5,429,930)	(3,540,501)
Proceeds from disposal of revenue earning equipment	3,409,157	3,197,561
Property and equipment expenditures	(92,018)	(48,344)
Proceeds from disposal of property and equipment	15,194	5,106
Acquisitions, net of cash acquired	(157)	(71,280)
(Purchase) sale of short-term investments, net	3,171	(4,169)
Other investing activities	817	835

Net cash provided by (used in) investing activities	$(2,483,008)	$82,982

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Six Months Ended June 30,
	2010	2009
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$681,370	$4,219
Repayment of long-term debt	(756,964)	(682,389)
Short-term borrowings:
Proceeds	274,730	221,921
Repayments	(168,377)	(181,442)
Proceeds (repayments) under the revolving lines of credit, net	1,423,403	(971,469)
Distributions to noncontrolling interest	(7,630)	(8,050)
Capital invested by parent	—	790,117
Proceeds from employee stock purchase plan	1,222	1,363
Loan with Hertz affiliate	(5,607)	820
Payment of financing costs	(24,972)	(6,772)
Dividends paid	(12,500)	—

Net cash provided by (used in) financing activities	1,404,675	(831,682)

Effect of foreign exchange rate changes on cash and cash equivalents	(75,836)	26,790

Net decrease in cash and cash equivalents during the period	(88,685)	(25,355)
Cash and cash equivalents at beginning of period	985,467	593,997

Cash and cash equivalents at end of period	$896,782	$568,642

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$252,129	$298,711
Income taxes	30,694	13,998
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable	$828,881	$616,745
Sales of revenue earning equipment included in receivables	530,856	145,640
Purchases of property and equipment included in accounts payable	29,125	14,309
Sales of property and equipment included in receivables	5,259	680

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

On December 21, 2005, investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  Merrill Lynch Global Private Equity, or "MLGPE" (now known as BAML Capital Partners),

or collectively the "Sponsors," acquired all of our common stock from Ford Holdings LLC. We refer to the acquisition of all of our common stock by the Sponsors as the "Acquisition." Following Hertz Holdings' initial public offering in November 2006 and subsequent offerings in June 2007, May 2009 and June 2009, the Sponsors currently own approximately 51% of the common stock of Hertz Holdings.

In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., Inc., the parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by MLGPE and certain of its affiliates.

Liquidity

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating revenue, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed borrowing arrangements and our revolving credit facilities.

As of June 30, 2010, we had $11,316.9 million of total indebtedness outstanding. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of June 30, 2010 consists of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet financing facilities. For a description of these amounts, see Note 8—Debt.

Based on all that we accomplished in 2009 and the first half of 2010, our current availability under our various credit facilities and our business plan, we believe we have sufficient liquidity to meet our U.S. debt maturities over the next twelve months. See Note 8—Debt.

In June 2010, Hertz Vehicle Financing LLC, or "HVF," our wholly-owned subsidiary, issued $184.3 million in aggregate principal amount of 3 year and 5 year Subordinated Series 2009-2 Rental Car Asset Backed Notes, Class B, or the "Series 2009-2 Class B Notes." The 3 year notes carry a 4.94% coupon (5.00%

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

yield) and the 5 year notes carry a 5.93% coupon (6.01% yield) with expected final maturities in 2013 and 2015, respectively. The net proceeds of the offering were or will be used to purchase vehicles under our asset-backed securities, or "ABS," program, used to pay other ABS indebtedness or, to the extent permitted, used for general purposes.

Also, in June 2010, we issued EUR 400 million (the equivalent of $491.1 million as of June 30, 2010) aggregate principal amount of 8.5% Senior Secured Notes due 2015, or the "Euro Notes," and entered into a EUR 220 million (the equivalent of $270.1 million as of June 30, 2010) revolving credit facility that matures in 2013, or the "European Credit Facility." The net proceeds of the Euro Notes and European Credit Facility were used to refinance our International Fleet Debt and Belgian Fleet Financing Facility, both of which were due to mature in December 2010, and the excess was or will be used for general purposes.

As of June 30, 2010, we have approximately $520.5 million of remaining international fleet debt outstanding that matures in December 2010. We are currently in discussions regarding our remaining refinancing options, and based on these discussions and our ability to access the capital markets, we expect to refinance the remaining debt maturing in December 2010 on or prior to maturity. However, the availability of financing is subject to a variety of factors not in our control, including economic and market conditions and investor demand, so there is no guarantee that such facilities can be refinanced or that the terms of such replacement financings will be acceptable. In the event financing is not available or is not available on terms we deem acceptable, we would expect to utilize our corporate liquidity to repay these obligations which could have a negative impact on our operational and financial flexibility, and may require us to make significant operational changes to our business (including, without limitation, reducing the size of our rental fleet, reducing the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs or reducing or delaying capital expenditures).

In July 2010, we entered into a EUR 400 million (the equivalent of $491.1 million as of June 30, 2010) asset-backed securitization facility that matures in 2013, or the "European Securitization," the proceeds of which were used to refinance the portion of our existing International ABS Fleet Financing Facility relating to France and the Netherlands, which was due to mature in December 2010. This facility refinanced $288.8 million of the $520.5 million of remaining international fleet debt outstanding as of June 30, 2010 that matures in December 2010.

In addition, in July 2010, we issued approximately $750 million in aggregate principal amount of 3 year, 5 year and 7 year Series 2010-1 Rental Car Asset Backed Notes, or the "Series 2010-1 Notes." The net proceeds of the offering were or will be used, to the extent permitted, to purchase vehicles under the ABS program of HVF, to pay other ABS indebtedness or distributed to Hertz and used for general purposes.

The agreements governing our corporate indebtedness require us to comply with two key covenants based on a consolidated leverage ratio and a consolidated interest expense coverage ratio. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments. As of June 30, 2010, we were in compliance with all of these financial covenants.

MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," provide credit enhancements in the form of financial guarantees for our 2005 Notes, with each providing

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

guarantees for approximately half of the $2,184.9 million in principal amount of the 2005 Notes that was outstanding as of June 30, 2010, all of which matures during 2010.

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

Since MBIA and Ambac are facing financial instability, have been downgraded one or more times and are on review for further credit downgrade or under developing outlook by one or more credit agencies, we did not have the Series 2009-1 Notes, Series 2009-2 Notes, Series 2009-2 Class B Notes or the Series 2010-1 Notes guaranteed. Accordingly, if a bankruptcy of MBIA or Ambac were to occur prior to the 2005 Notes maturing, we expect that we would use our corporate liquidity and the borrowings under or proceeds from these recent financings to pay down the amounts owed under the affected series of 2005 Notes.

On April 25, 2010, Hertz Holdings entered into a definitive merger agreement, or the "Merger Agreement," under which Hertz Holdings agreed to acquire Dollar Thrifty Automotive Group, or "Dollar Thrifty," for a purchase price of $41.00 per share, or a total of $1.27 billion, in a mix of cash and Hertz Holdings common stock, based on the closing stock price on the trading day before the agreement was signed. Under the terms of the agreement, Dollar Thrifty has agreed to pay a special cash dividend of $200 million (expected to be approximately $6.88 per share) to its stockholders immediately prior to closing, and each outstanding share of Dollar Thrifty common stock will be converted at the closing into the right to receive from Hertz Holdings 0.6366 of a share of its common stock and a cash payment from us equal to $32.80 less the amount of the special cash dividend paid by Dollar Thrifty. At the closing, Hertz Holdings will issue an aggregate of approximately 18 million shares of its common stock (excluding shares issuable upon the exercise of stock options that are being converted to Hertz Holdings stock options) and pay an aggregate of approximately $750 million in cash (which does not include the $200 million special cash dividend to be paid by Dollar Thrifty). We intend to fund the cash portion of the purchase price with existing liquidity from the combined company. We also intend to assume or refinance Dollar Thrifty's existing fleet debt outstanding at closing. The transaction is subject to customary closing conditions, regulatory approvals, approval by Dollar Thrifty stockholders and payment of the special dividend. The transaction is not conditioned on receipt of financing by us; however, it is likely that we will incur additional financing prior to the acquisition to replenish our liquidity levels. We are currently exploring alternatives with respect to debt offerings and other financings.

On July 28, 2010, Avis Budget Group, Inc., or "Avis," submitted a competing offer to acquire Dollar Thrifty, or the "Avis Offer." Pursuant to the terms of Hertz Holdings' Merger Agreement, the Dollar Thrifty board of directors analyzed the Avis Offer to determine whether its terms were superior to the terms of Hertz Holdings' Merger Agreement. On August 3, 2010, Dollar Thrifty issued a press release publishing a letter from its chief executive officer and president to Avis's chairman and chief executive officer indicating that Dollar Thrifty's board of directors could not conclude that the terms of the Avis Offer were superior to the terms of Hertz Holdings' Merger Agreement, but that Dollar Thrifty was ready to review

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

and consider any modifications or additional information Avis may wish to make or provide to address the concerns identified in the letter.

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

The December 31, 2009 condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.

In our opinion, all adjustments necessary for a fair statement of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

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

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of June 30, 2010 and December 31, 2009, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $671.2 million and $295.0 million,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

respectively. The increase in restricted cash associated with our Fleet Debt of $376.2 million from December 31, 2009 to June 30, 2010, primarily related to the timing of purchases and sales of revenue earning vehicles prior to the end of the quarter.

Note 5—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment, for the periods presented (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2010
Goodwill	$335.8	$654.5	$990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	292.8	2.6	295.4

Goodwill acquired during the period	—	0.8	0.8
Other changes during the period(1)	(5.3)	(0.3)	(5.6)

Balance as of June 30, 2010
Goodwill	330.5	655.0	985.5
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$287.5	$3.1	$290.6

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2009
Goodwill	$307.1	$651.9	$959.0
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	264.1	—	264.1

Goodwill acquired during the year	24.0	2.4	26.4
Other changes during the year(1)	4.7	0.2	4.9

Balance as of December 31, 2009
Goodwill	335.8	654.5	990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$292.8	$2.6	$295.4

(1)
Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$600.3	$(275.6)	$324.7
Other	49.0	(15.6)	33.4

Total	649.3	(291.2)	358.1

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other	15.6	—	15.6

Total	2,205.6	—	2,205.6

Total other intangible assets, net	$2,854.9	$(291.2)	$2,563.7

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$600.6	$(246.5)	$354.1
Other	50.0	(12.0)	38.0

Total	650.6	(258.5)	392.1

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other	15.6	—	15.6

Total	2,205.6	—	2,205.6

Total other intangible assets, net	$2,856.2	$(258.5)	$2,597.7

Amortization of other intangible assets for the three months ended June 30, 2010 and 2009, was approximately $16.3 million and $17.6 million, respectively, and for the six months ended June 30, 2010 and 2009, was approximately $32.7 million and $33.2 million, respectively. Based on our amortizable intangible assets as of June 30, 2010, we expect amortization expense to be approximately $32.0 million for the remainder of 2010 and range from $58.2 million to $63.6 million for each of the next five fiscal years.

During the six months ended June 30, 2010, we added one car rental location by acquiring a former franchisee in our domestic car rental operations and one equipment rental location related to an external acquisition done within our equipment rental operations. Each of these transactions has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of the acquired locations from the dates of acquisition are included in our consolidated statements of operations.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 6—Taxes on Income

The effective tax rate for the three and six months ended June 30, 2010 was 152.8% and 4.2%, respectively. The provision for taxes on income of $8.2 million in the three months ended June 30, 2010 decreased from $24.6 million in the three months ended June 30, 2009, primarily due to decreases in income before income taxes and discrete charges and a decrease in the losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized. The benefit for taxes on income of $6.0 million in the six months ended June 30, 2010 decreased from $25.1 million in the six months ended June 30, 2009. The decrease in benefit was primarily due to a lower loss before income taxes and an increase in discrete charges in the six months ended June 30, 2010, compared to the six months ended June 30, 2009, partially offset by a decrease in losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized.

Note 7—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in millions of dollars):

	Three Months Ended June 30,
	2010	2009
Depreciation of revenue earning equipment	$429.8	$441.1
Adjustment of depreciation upon disposal	12.7	18.5
Rents paid for vehicles leased	14.2	19.8

Total	$456.7	$479.4

	Six Months Ended June 30,
	2010	2009
Depreciation of revenue earning equipment	$861.4	$870.3
Adjustment of depreciation upon disposal	27.5	63.7
Rents paid for vehicles leased	27.0	35.2

Total	$915.9	$969.2

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2010 and 2009, included net losses of $9.4 million and $11.6 million, respectively, on the disposal of vehicles used in our car rental operations and net losses of $3.3 million and $6.9 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2010 and 2009, included net losses of $20.6 million and $26.7 million, respectively, on the disposal of vehicles used in our car rental operations and net losses of $6.9 million and $37.0 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on an ongoing basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the six months ended June 30, 2010, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $3.4 million and $10.9 million in depreciation expense for the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2010, depreciation rate changes in our equipment rental operations resulted in net increases of $0.7 million and $2.7 million in depreciation expense.

For the three months ended June 30, 2010 and 2009, our worldwide car rental operations sold approximately 41,400 and 39,000 non-program cars, respectively, a 6.2% year over year increase primarily due to a higher average fleet size. For the six months ended June 30, 2010 and 2009, our worldwide car rental operations sold approximately 83,000 and 67,500 non-program cars, respectively, a 23.0% year over year increase primarily due to a higher average fleet size.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 8—Debt

Our debt consists of the following (in millions of dollars):

	June 30, 2010	December 31, 2009
Corporate Debt
Senior Term Facility, average interest rate: 2010, 2.1%; 2009, 2.0% (effective average interest rate: 2010, 2.1%; 2009, 2.0%); net of unamortized discount: 2010, $11.6; 2009, $13.9	$1,340.2	$1,344.7
Senior ABL Facility; net of unamortized discount: 2010, $7.4; 2009, $9.6	(7.4)	(9.6)
Senior Notes, average interest rate: 2010, 8.7%; 2009, 8.7%	2,009.4	2,054.7
Senior Subordinated Notes, average interest rate: 2010, 10.5%; 2009, 10.5%	518.5	518.5
Promissory Notes, average interest rate: 2010, 7.5%; 2009, 7.3% (effective average interest rate: 2010, 7.5%; 2009, 7.4%); net of unamortized discount: 2010, $3.1; 2009, $3.3	342.6	391.4
Notes payable, average interest rate: 2010, 6.0%; 2009, 8.0%	8.9	9.6
Foreign subsidiaries' debt denominated in foreign currencies:
Short-term bank borrowings, average interest rate: 2010, 7.7%; 2009, 10.8%	12.0	7.3
Other borrowings, average interest rate: 2010, 2.5%; 2009, 2.5%	4.4	5.4

Total Corporate Debt	4,228.6	4,322.0

Fleet Debt
U.S. Fleet Debt, average interest rate: 2010, 4.1%; 2009, 4.7% (effective average interest rate: 2010, 4.1%; 2009, 4.7%); net of unamortized discount: 2010, $14.4; 2009, $16.7	5,217.4	4,058.3
International Fleet Debt(1), average interest rate: 2009, 2.1% (effective average interest rate: 2009, 2.2%); net of unamortized discount: 2009, $8.7	—	705.3
International ABS Fleet Financing Facility, average interest rate: 2010, 3.6%; 2009, 3.6%; (effective average interest rate: 2010, 3.6%; 2009, 3.6%); net of unamortized discount: 2010, $2.4; 2009, $5.7	446.1	383.2
Fleet Financing Facility, average interest rate: 2010, 1.6%; 2009, 1.5% (effective average interest rate: 2010, 1.6%; 2009, 1.5%); net of unamortized discount: 2010, $0.5; 2009, $0.8	162.5	147.2
Brazilian Fleet Financing Facility, average interest rate: 2010, 9.9%; 2009, 13.3%	74.5	69.3
Canadian Fleet Financing Facility, average interest rate: 2010, 0.6%; 2009, 0.5%	115.2	55.6
Belgian Fleet Financing Facility(1), average interest rate: 2009, 1.8%	—	33.7
Capitalized Leases, average interest rate: 2010, 4.0%; 2009, 4.8%	314.7	222.4
Euro Notes(1), average interest rate: 2010, 8.5% (effective average interest rate: 2010, 8.5%); net of unamortized discount: 2010, $2.6	488.5	—
European Credit Facility(1), average interest rate: 2010, 4.2%	269.4	—

Total Fleet Debt	7,088.3	5,675.0

Total Debt	$11,316.9	$9,997.0

Note:
For further information on the definitions and terms of our debt, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data" and Note 1—Background and Liquidity of this Form 10-Q, or this "Report."

(1)
The International Fleet Debt and Belgian Fleet Financing Facility were refinanced in the three months ended June 30, 2010 with the proceeds of the Euro Notes and the European Credit Facility.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows: 2011, $5,373.4 (including $3,060.9 of other short-term borrowings); 2012, $180.2; 2013, $1,929.4; 2014, $2,009.8; 2015, $828.7; after 2015, $1,037.4.

Our short-term borrowings of $3,060.9 million as of June 30, 2010 include, among other items, the amounts outstanding under our International ABS Fleet Financing Facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Capitalized Leases and European Credit Facility. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not expire at the time of the short-term debt maturity except for our International ABS Fleet Financing Facility and Brazilian Fleet Financing Facility which mature in December 2010.

As of June 30, 2010, there were outstanding standby letters of credit totaling $685.7 million. Of this amount, $423.5 million has been issued for the benefit of the ABS Program ($200.0 million of which was issued by Ford and $223.5 million of which was issued under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the policy issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States and Canada. As of June 30, 2010, none of these letters of credit have been drawn upon. In November 2010, the "Ford" letter of credit by its terms will expire in conjunction with the maturity of the 2005 Notes.

Second Quarter Events

In June 2010, HVF issued the Series 2009-2 Class B Notes which mature in 2013 and 2015. The net proceeds of the offering were or will be used to purchase vehicles under our ABS program, used to pay other ABS indebtedness or, to the extent permitted, used for general purposes. The Series 2009-2 Class B Notes are included in U.S. Fleet Debt.

In June 2010, we issued the Euro Notes and entered into the European Credit Facility. The net proceeds of the Euro Notes and European Credit Facility were used to refinance our International Fleet Debt and Belgian Fleet Financing Facility, both of which were due to mature in December 2010, and the excess was or will be used for general purposes. The Euro Notes and the European Credit Facility will be the primary fleet financing for our rental car operations in Germany, Italy, Spain, Belgium, Luxembourg and Switzerland and mature in 2013. The Euro Notes and the European Credit Facility are guaranteed on a senior unsecured basis by Hertz and certain U.S. subsidiaries of Hertz and on a senior secured basis by certain non-U.S. subsidiaries of Hertz.

See Note 18—Subsequent Events.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of June 30, 2010 has been issued from the terms as disclosed in our Form 10-K, except as described above.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of June 30, 2010, we were in compliance with all of these financial covenants.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

As of June 30, 2010, we had an aggregate principal amount outstanding of $1,351.8 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. As of June 30, 2010, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated interest expense coverage ratio of not less than 2.00:1. In addition, under our Senior ABL Facility, if there was less than $200.0 million of available borrowing capacity under that facility as of June 30, 2010, Hertz was required to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of June 30, 2010, we had a consolidated leverage ratio of 3.54:1 and a consolidated interest expense coverage ratio of 3.40:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of June 30, 2010, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Derivatives

We utilize certain derivative instruments to enhance our ability to manage risks relating to cash flow and interest rate exposure. See Note 14—Financial Instruments.

Credit Facilities

As of June 30, 2010, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior Term Facility	$—	$—
Senior ABL Facility	1,591.7	815.9

Total Corporate Debt	1,591.7	815.9

Fleet Debt
U.S. Fleet Debt	478.1	80.4
International ABS Fleet Financing Facility	456.2	25.6
Fleet Financing Facility	2.0	2.0
Brazilian Fleet Financing Facility	—	—
Canadian Fleet Financing Facility	102.0	3.9
Capitalized Leases	62.5	17.3
Euro Notes	—	—
European Credit Facility	—	—

Total Fleet Debt	1,100.8	129.2

Total	$2,692.5	$945.1

As of June 30, 2010, the Senior Term Facility had approximately $1.3 million available under the letter of credit facility and the Senior ABL Facility had $6.7 million available under the letter of credit facility sublimit.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Our liquidity as of June 30, 2010 was $2,813.5 million, which consisted of $896.8 million of cash and cash equivalents, $815.9 million of unused commitments under our Senior ABL Facility and $1,100.8 million of unused commitments under our fleet financing facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our Fleet Debt, the amount that we had available for immediate use as of June 30, 2010 under our Senior ABL Facility was $815.9 million and we had $129.2 million of over-enhancement that was available under our Fleet Debt. Accordingly, as of June 30, 2010, we had $1,841.9 million ($896.8 million in cash and cash equivalents, $815.9 million available under our Senior ABL Facility and $129.2 million available under our various Fleet Debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under our various credit facilities. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under our various credit facilities. None of these assets would be available to satisfy the claims of our general creditors if we failed to perform our obligations to such creditors.

Some of these special purpose entities are consolidated variable interest entities, of which we are the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2010 and December 31, 2009, our International Fleet Funding and Hertz Fleet Limited variable interest entities had total assets primarily comprised of revenue earning equipment of $374.3 million and $367.6 million, respectively, and total liabilities primarily comprised of debt of $485.8 million and $710.3 million, respectively. For further information on the terms of our debt, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Accrued Interest

As of June 30, 2010 and December 31, 2009, accrued interest was $115.5 million and $118.9 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities."

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 9—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$6.7	$5.4	$1.2	$1.4	$—	$0.1
Interest cost	6.8	7.0	2.5	2.4	0.2	0.2
Expected return on plan assets	(6.7)	(5.8)	(2.4)	(1.9)	—	—
Net amortizations	1.6	0.1	—	(0.1)	(0.1)	(0.1)
Settlement loss	0.1	—	—	—	—	—

Net pension/postretirement expense	$8.5	$6.7	$1.3	$1.8	$0.1	$0.2

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$13.4	$10.8	$2.5	$2.7	$0.1	$0.1
Interest cost	13.6	14.0	5.1	4.6	0.4	0.4
Expected return on plan assets	(13.4)	(11.7)	(4.9)	(3.6)	—	—
Net amortizations	3.3	0.2	(0.1)	(0.2)	(0.2)	(0.2)
Settlement loss	0.4	0.7	—	—	—	—

Net pension/postretirement expense	$17.3	$14.0	$2.6	$3.5	$0.3	$0.3

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three and six months ended June 30, 2010, we contributed $10.6 million and $46.6 million, respectively, to our worldwide pension plans, including discretionary contributions of $1.4 million and $3.2 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. For the three and six months ended June 30, 2009, we contributed to and made benefit payments of $8.5 million and $17.2 million, respectively, to our funded worldwide plans. Of the contributions to worldwide plans, we contributed $6.5 million to the U.S. defined benefit plans during the three months ended June 30, 2009. For the three and six months ended June 30, 2009, we made discretionary contributions of $1.4 million and $2.5 million, respectively, to our U.K. defined benefit pension plan. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, we have and will continue to make cash contributions in 2010 and possibly in future years. We expect to contribute up to $54.0 million to our U.S. pension plan in the full year of 2010. The level of 2010 and future contributions will vary, and is dependent on a number of factors including actual and projected investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

Note 10—Stock-Based Compensation

In March 2010, Hertz Holdings granted 527,574 Restricted Stock Units, or "RSUs," to certain executives and employees at fair values ranging from $9.70 to $9.99 and 800,613 Performance Stock Units, or "PSUs," at a fair value of $9.70 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." In May 2010, Hertz Holdings granted 182,606 RSUs to certain employees at fair values ranging from $11.87 to $12.38 under the Omnibus Plan.

In March 2010, Hertz Holdings granted options to acquire 3,208,155 shares of its common stock to certain executives and employees at exercise prices ranging from $9.70 to $9.99, and in May 2010, Hertz Holdings granted options to acquire 29,229 shares of its common stock to certain employees at exercise prices ranging from $11.87 to $12.38, under the Omnibus Plan.

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

A summary of the total compensation expense and associated income tax benefits recognized under the Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended June 30,
	2010	2009
Compensation Expense	$10.3	$9.1
Income Tax Benefit	(4.0)	(3.5)

Total	$6.3	$5.6

	Six Months Ended June 30,
	2010	2009
Compensation Expense	$19.3	$16.5
Income Tax Benefit	(7.5)	(6.4)

Total	$11.8	$10.1

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

As of June 30, 2010, there was approximately $58.8 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 1.4 years, on a weighted average basis, of the requisite service period that began on the grant dates.

For the three and six months ended June 30, 2010, we recognized compensation cost of approximately $0.1 million ($0.1 million, net of tax) and $0.3 million ($0.2 million, net of tax), respectively, for the amount of the discount on the stock purchased by our employees under the Hertz Global Holdings, Inc. Employee Stock Purchase Plan, or "ESPP." For the three and six months ended June 30, 2009, we recognized compensation cost of approximately $0.1 million ($0.1 million, net of tax) and $0.2 million ($0.1 million, net of tax), respectively, for the amount of the discount on the stock purchased by our employees under the ESPP.

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

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. The contribution of our reportable segments to revenues and adjusted pre-tax income (loss) and the

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

reconciliation to consolidated amounts for the three and six months ended June 30, 2010 and 2009 are summarized below (in millions of dollars).

	Three Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2010	2009	2010	2009
Car rental	$1,611.4	$1,474.7	$174.9	$143.5
Equipment rental	265.8	277.0	14.4	24.7

Total reportable segments	1,877.2	1,751.7	189.3	168.2
Other	2.4	2.8

Total	$1,879.6	$1,754.5

Adjustments:
Other reconciling items(1)			(87.3)	(84.8)
Purchase accounting(2)			(22.5)	(21.8)
Non-cash debt charges(3)			(44.2)	(45.8)
Restructuring charges			(20.3)	(22.0)
Restructuring related charges(4)			(2.0)	(11.3)
Gain on debt buyback(5)			—	48.5
Derivative gains (losses)(6)			(0.6)	3.9
Acquisition related costs(7)			(7.0)	—

Income before income taxes			$5.4	$34.9

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Six Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2010	2009	2010	2009
Car rental	$3,033.1	$2,757.6	$202.0	$110.0
Equipment rental	502.8	556.5	9.4	25.4

Total reportable segments	3,535.9	3,314.1	211.4	135.4
Other	4.6	5.3

Total	$3,540.5	$3,319.4

Adjustments:
Other reconciling items(1)			(172.4)	(168.7)
Purchase accounting(2)			(44.6)	(47.8)
Non-cash debt charges(3)			(87.7)	(70.8)
Restructuring charges			(31.0)	(51.5)
Restructuring related charges(4)			(7.3)	(20.2)
Management transition costs			—	(0.7)
Gain on debt buyback(5)			—	48.5
Derivative gains (losses)(6)			(2.3)	4.9
Acquisition related costs(7)			(7.0)	—
Third-party bankruptcy accrual(8)			—	(4.3)

Loss before income taxes			$(140.9)	$(175.2)

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

(3)
Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three and six months ended June 30, 2010, also includes $18.0 million and $38.9 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments and $4.4 million and $4.4 million, respectively, associated with the write-off of unamortized debt costs in connection with the refinancing of our International Fleet Debt and Belgian Fleet Financing Facility. For the three and six months ended June 30, 2009, also includes $22.3 million and $29.8 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments.

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

(7)
Represents costs incurred in connection with the potential acquisition of Dollar Thrifty Automotive Group, Inc.

(8)
Represents an allowance for uncollectible program car receivables related to a bankrupt European dealer affiliated with a U.S. car manufacturer.

The increase in total assets from December 31, 2009 to June 30, 2010 in our condensed consolidated balance sheet was primarily due to an increase in revenue earning vehicles and restricted cash in our car rental segment.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 12—Total Equity

(in Millions)	100 Shares Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2009	$—	$3,410.5	$(950.4)	$(3.3)	$17.3	$2,474.1
Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder			(143.2)			(143.2)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $18.6				29.0		29.0
Translation adjustment changes				(83.2)		(83.2)
Unrealized gain on Euro-denominated debt, net of tax of $17.7				27.6		27.6
Defined benefit pension plans, net				(0.9)		(0.9)

Total Comprehensive Loss						(170.7)

Dividend payment to noncontrolling interest					(7.6)	(7.6)
Net income relating to noncontrolling interest					8.2	8.2
Dividends paid			(12.5)			(12.5)
Stock-based employee compensation charges, net of tax of $0		19.3				19.3
Employee stock purchase plan		1.2				1.2
Hertz Holdings common shares issued to Directors		1.4				1.4

June 30, 2010	$—	$3,432.4	$(1,106.1)	$(30.8)	$17.9	$2,313.4

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(in Millions)	100 Shares Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2008	$—	$2,381.7	$(839.9)	$(100.1)	$17.6	$1,459.3
Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder			(157.1)			(157.1)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $8.5				12.9		12.9
Translation adjustment changes				35.0		35.0
Unrealized gain on Euro-denominated debt, net of tax of $0.6				(1.0)		(1.0)
Defined benefit pension plans, net				(1.0)		(1.0)

Total Comprehensive Loss						(111.2)

Dividend payment to noncontrolling interest					(8.1)	(8.1)
Net income relating to noncontrolling interest					7.1	7.1
Capital invested by parent		790.1				790.1
Stock-based employee compensation charges, net of tax of $0		16.5				16.5
Employee stock purchase plan		1.4				1.4
Hertz Holdings common shares issued to Directors		0.4				0.4

June 30, 2009	$—	$3,190.1	$(997.0)	$(54.2)	$16.6	$2,155.5

Accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009 includes accumulated translation gains of $48.9 million and $132.1 million, respectively, unrealized losses on cash flow hedges of $(20.7) million and $(49.8) million, respectively, changes due to the pension mark-to-market adjustment of $(67.4) million and $(66.5) million, respectively, and unrealized gains (losses) on our Euro-denominated debt of $8.4 million and $(19.2) million, respectively.

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

For further information on actions taken in 2009, see Note 11 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under caption "Item 8—Financial Statements and Supplementary Data."

During the first half of 2010, our equipment rental business incurred charges for losses on available for sale equipment and the disposal of surplus equipment and recognition of future facility lease obligations

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

related to branch closures in North America. We have suspended depreciation of all available for sale equipment, which would have the impact of decreasing quarterly depreciation by approximately $1.5 million. Additionally, first and second quarter restructuring charges included employee termination liabilities covering approximately 200 employees and 120 employees, respectively.

For the three months ended June 30, 2010, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $20.3 million which is composed of $13.7 million in revenue earning equipment and fixed asset impairment charges, $3.0 million in facility closure and lease obligation costs, $1.4 million of termination benefits, $1.2 million in relocation and temporary labor costs and $1.0 million of other restructuring charges.

For the six months ended June 30, 2010, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $31.0 million which is composed of $14.5 million in revenue earning equipment and fixed asset impairment charges, $6.6 million in facility closure and lease obligation costs, $4.8 million of termination benefits, $2.5 million in relocation and temporary labor costs, $0.7 million in consulting costs and $1.9 million of other restructuring charges.

For the three months ended June 30, 2009, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $22.0 million which is composed of $8.3 million of involuntary termination benefits, $6.5 million in facility closures and lease obligation costs, $5.3 million in asset impairment charges, $0.7 million in consulting costs and $1.2 million of other restructuring charges. The after-tax effect of the restructuring charges reduced diluted earnings per share by $0.05 for the three months ended June 30, 2009.

For the six months ended June 30, 2009, our consolidated statement of operations included restructuring charges relating to the initiatives discussed above of $51.5 million which was composed of $18.6 million of involuntary termination benefits, $16.3 million in facility closures and lease obligation costs, $6.4 million in consulting costs, $6.0 million in asset impairment charges, $1.7 million in contract termination costs and $2.5 million of other restructuring charges. The after-tax effect of the restructuring charges increased diluted loss per share by $0.12 for the six months ended June 30, 2009.

Additional efficiency and cost saving initiatives are being developed during 2010. However, we presently do not have firm plans or estimates of any related expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Three Months Ended June 30,
	2010	2009
By Caption:
Direct operating	$18.3	$18.5
Selling, general and administrative	2.0	3.5

Total	$20.3	$22.0

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Six Months Ended June 30,
	2010	2009
By Caption:
Direct operating	$25.3	$35.3
Selling, general and administrative	5.7	16.2

Total	$31.0	$51.5

	Three Months Ended June 30,
	2010	2009
By Segment:
Car rental	$4.2	$9.8
Equipment rental	16.0	12.8
Other reconciling items	0.1	(0.6)

Total	$20.3	$22.0

	Six Months Ended June 30,
	2010	2009
By Segment:
Car rental	$9.5	$24.9
Equipment rental	20.9	19.8
Other reconciling items	0.6	6.8

Total	$31.0	$51.5

The following table sets forth the activity affecting the accrual during the six months ended June 30, 2010 (in millions of dollars). We expect to pay substantially all of the remaining restructuring obligations by the end of the fourth quarter 2010.

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2010	$19.6	$—	$0.4	$9.7	$29.7
Charges incurred	4.8	0.6	0.7	24.9	31.0
Cash payments	(13.1)	—	(1.1)	(7.8)	(22.0)
Other(1)	(2.1)	(0.4)	0.1	(18.0)	(20.4)

Balance as of June 30, 2010	$9.2	$0.2	$0.1	$8.8	$18.3

(1)
Primarily consists of decreases of $14.5 million for the impairment of revenue earning equipment and other assets, $2.8 million for facility closures, $2.4 million loss in foreign currency translation and a $0.3 million for executive pension liability settlements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 14—Financial Instruments

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at June 30, 2010 and December 31, 2009 because of the short-term maturity of these instruments. Money market accounts, whose fair value at June 30, 2010, is measured using Level 1 inputs, totaling $339.2 million and $653.3 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2009, is measured using Level 1 inputs, totaling $106.8 million and $294.4 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Level 1 inputs are observable inputs such as quoted prices in active markets.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities. The aggregate fair value of all debt at June 30, 2010 was $11,407.7 million, compared to its aggregate carrying value of $11,358.9 million. The aggregate fair value of all debt at December 31, 2009 approximated $10,013.5 million, compared to its aggregate carrying value of $10,055.7 million.

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
HVF interest rate swaps	$—	$—	$4.0	$12.8

Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	—	2.2	1.3	—
Interest rate caps	1.3	8.2	1.0	5.6
Foreign exchange forward contracts	4.0	7.6	2.9	5.7
Foreign exchange options	0.1	—	—	—

Total derivatives not designated as hedging instruments under ASC 815	5.4	18.0	5.2	11.3

Total derivatives	$5.4	$18.0	$9.2	$24.1

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

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,
	2010	2009	2010		2009		2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$(5.6)	$(0.6)	$(18.0	)(1)	$(22.3	)(1)	$—	$—

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Six Months Ended June 30,
	2010	2009	2010		2009		2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$(8.8)	$(12.0)	$(38.9	)(1)	$(29.8	)(1)	$—	$—

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

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized on Derivative
		2010	2009
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$(2.5)	$3.9
Interest rate caps	Selling, general and administrative	(0.6)	—
Foreign exchange forward contracts	Selling, general and administrative	(10.1)	18.2
Foreign exchange options	Selling, general and administrative	—	0.2

Total		$(13.2)	$22.3

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized on Derivative
		2010	2009
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$(1.7)	$4.9
Interest rate caps	Selling, general and administrative	(2.3)	—
Foreign exchange forward contracts	Selling, general and administrative	(1.4)	12.4
Foreign exchange options	Selling, general and administrative	(0.1)	0.1

Total		$(5.5)	$17.4

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, our subsidiary HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with GAAP. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly interest at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the then current market rates of 0.872% and 1.25% for the swaps that matured in February 2010 and that will mature in November 2010, respectively. $80.4 million of this payment was made to an affiliate of MLGPE which is a counterparty to the HVF Swaps. Concurrently with this payment, the hedging relationship was de-designated and the amount remaining in "Accumulated other comprehensive loss" associated with this cash flow hedging relationship was frozen and is being amortized into "Interest expense" over the respective terms of the associated debt in accordance with GAAP. We expect to amortize approximately $29.9 million from "Accumulated other comprehensive loss" into "Interest expense" over the next five months. Additionally, a new hedging relationship was designated between the HVF Swaps, which also qualifies for cash flow hedge accounting in accordance with GAAP. Both at the inception of the hedge and on an ongoing basis, we measure ineffectiveness by comparing the fair value of the HVF Swaps and the fair value of hypothetical swaps, with similar terms, using the Hypothetical Method in accordance with GAAP. The hypothetical swaps represent a perfect hedge of the variability in interest payments associated with the U.S. Fleet Debt. Subsequent to the resetting of the swaps at current market rates, we anticipate that there will be no ineffectiveness in the hedging relationship because the critical terms of the HVF Swaps match the terms of the hypothetical swaps.

As of June 30, 2010 and December 31, 2009, the balance reflected in "Accumulated other comprehensive loss," was a loss of $20.7 million (net of tax of $13.1 million) and a loss of $49.7 million (net of tax of $31.8 million), respectively. The fair values of the HVF Swaps were calculated using the income approach and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

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

On September 18, 2009, HVF completed the sale of the Series 2009-1 Notes. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF purchased an interest rate cap, for $11.7 million, with a maximum notional amount equal to the Series 2009-1 Notes maximum principal amount of $2.1 billion with a strike rate of 5% and a term until January 25, 2013. Additionally, Hertz sold a 5% interest rate cap, for $6.5 million, with a notional amount equal to 33.3% of the notional amount of the HVF cap through January 2012, and then subsequently with a matching notional amount to the HVF cap through its maturity date of January 25, 2013. The fair value of these interest rate caps was calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads). Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through December 2010. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of June 30, 2010, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 9.4 million gallons and 1.6 million gallons, respectively. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data (i.e., NYMEX RBOB Gasoline and Department of Energy surveys, etc.). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of June 30, 2010, were approximately $0.2 million. We limit counterparties to the transactions to financial institutions that have strong credit ratings. As of June 30, 2010 and December 31, 2009, the total notional amount of these foreign exchange options was $4.6 million and $0.3 million, respectively, maturing through January 2011. The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of June 30, 2010, the total notional amount of these forward contracts was $649.0 million, maturing within two months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.

On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of June 30, 2010 and December 31, 2009, gains of $8.4 million (net of tax of $0.1 million) and losses of $19.2 million (net of tax of $17.8 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive loss."

Note 15—Related Party Transactions

Relationship with Hertz Holdings, Hertz Investors, Inc. and the Sponsors

Other than as disclosed below, in the six months ended June 30, 2010, there were no material changes to our relationship with Hertz Holdings, Hertz Investors, Inc. or the Sponsors.

Director Compensation Policy

For the three and six months ended June 30, 2010, we recognized $0.5 million and $0.9 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses. For the three and six months ended June 30, 2009, we recognized $0.4 million and $0.8 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

Financing Arrangements with Related Parties

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this facility is $100 million. The facility expires on June 29, 2012, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus the margin in effect for the Eurocurrency Loans under our Senior ABL Facility. As of June 30, 2010, $2.0 million in borrowings were outstanding.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Banc of America Securities LLC, an affiliate of MLGPE, acted as one of the joint lead book runners in the issuance of the Series 2009-2 Notes and Series 2009-2 Class B Notes, for which they received customary fees and expenses.

As of June 30, 2010 and December 31, 2009, approximately $253 million and $246 million, respectively, of our outstanding debt was with related parties.

See Note 8—Debt.

Note 16—Commitments and Contingencies

Off-Balance Sheet Commitments

As of June 30, 2010 and December 31, 2009, the following guarantees (including indemnification commitments) were issued and outstanding:

Indemnification Obligations

In the ordinary course of business, we execute contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable. The types of indemnification obligations for which payments are possible include the following:

Sponsors; Directors

We have entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, our stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Hertz Holdings has entered into indemnification agreements with each of its directors.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of June 30, 2010 and December 31, 2009, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

consolidated balance sheet in "Accrued liabilities" were $1.6 million and $2.0 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At June 30, 2010 and December 31, 2009 our liability recorded for public liability and property damage matters was $261.1 million and $277.8 million, respectively. The decrease in the reserve balance primarily reflects lower claim costs, the timing of payment activity during the quarter and the effects of foreign currency translation. We believe that our analysis was based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

For a detailed description of certain of our legal proceedings please see Note 10 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:

In June 2010, in Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, the Lydia Lee case was refiled separately against Enterprise. Thereafter, Hertz and Enterprise jointly engaged in a mediation with the plaintiffs. That mediation has now resulted in a proposed settlement for an immaterial amount that will need to be incorporated into a Settlement Agreement. Once executed by the parties, the Settlement Agreement will be presented to the court for its approval.

In June 2010, in Michael Shames and Gary Gramkow v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Fox Rent A Car, Inc. Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta, a three judge panel of the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the plaintiffs' antitrust claim against the California Travel and Tourism Commission as a state agency immune from an antitrust complaint because the California legislature foresaw the alleged price-fixing conspiracy that was the subject of the plaintiffs' complaint. The plaintiffs subsequently filed a petition with the United States Court of Appeals for the Ninth Circuit seeking to have all of the judges on the Ninth Circuit review the decision of the three judge panel.

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

Note 17—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2010 and December 31, 2009 and the Condensed Consolidating Statements of Operations for the three and six month periods ended June 30, 2010 and 2009, and Statements of Cash Flows for the six months ended June 30, 2010 and 2009, of (a) The Hertz Corporation, or "the Parent"; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

We have revised our Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2009 to report a distribution of equity from Non-Guarantor Subsidiaries to Parent as well as an investment by Parent to the Non-Guarantor Subsidiaries in the financing section of the Non-Guarantor Subsidiaries' cash flow statement, see Note 15 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under caption "Item 8—Financial Statements and Supplementary Data." We previously reported "Net cash provided by operating activities" of $1,042.2 million and "Net cash used in financing activities" of $532.9 million for the Non-Guarantor Subsidiaries for the six months ended June 30, 2009. Also, we have revised our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 to reflect the return of capital from subsidiaries as well as a capital contribution from the Parent to the Non-Guarantor Subsidiaries in the investing section of the Parent which was previously reported in the operating section, see Note 15 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under caption "Item 8—Financial Statements and Supplementary Data." We previously reported "Net cash used in operating activities" of $225.4 million and "Net cash provided by investing activities" of $679.4 million for the Parent for the six months ended June 30, 2009. Also, we have revised our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 to reflect a reclassification of revenue earning equipment expenditures between the operating and investing sections of the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, see Note 15 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under caption "Item 8—Financial Statements and Supplementary Data." We previously reported "Net cash used in operating activities" of $120.3 million and "Net cash provided by investing activities" of $107.8 million for the Guarantor Subsidiaries for the six months ended June 30, 2009. We previously reported "Net cash used in investing activities" of $704.2 million for the Non-Guarantor Subsidiaries for the six months ended June 30, 2009. Furthermore, we have revised our Condensed Consolidating Statement of Operations for the three and six months ended June 30, 2009 for certain tax revisions between the Parent and Non-Guarantor Subsidiaries. We previously reported "Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder" of $96.1 million and $(92.4) million for the Non-Guarantor Subsidiaries and Eliminations, respectively, for the three months ended June 30, 2009. We previously reported "Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder" of $126.0 million and $(103.2) million for the Non-Guarantor Subsidiaries and Eliminations, respectively, for the six months ended June 30, 2009. There was no impact to The Hertz Corporation's Consolidated Statement of Cash Flows. Management has concluded that this footnote revision is not material to our previously issued consolidated financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2010
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$332,970	$7,939	$555,873	$—	$896,782
Restricted cash and cash equivalents	34,223	11,447	697,765	—	743,435
Receivables, less allowance for doubtful accounts	388,904	133,245	878,157	—	1,400,306
Due from Hertz affiliate	157,908	44,590	446,257	(648,755)	—
Inventories, at lower cost or market	21,287	33,591	33,927	—	88,805
Prepaid expenses and other assets	1,598,487	6,023	130,842	(1,440,060)	295,292
Revenue earning equipment, net	113,577	1,230,807	9,066,826	—	10,411,210
Property and equipment, net	732,015	179,750	244,903	—	1,156,668
Investment in subsidiaries, net	4,833,930	34,198	—	(4,868,128)	—
Other intangible assets, net	124,917	2,337,680	101,112	—	2,563,709
Goodwill	71,835	7,510	211,205	—	290,550

Total assets	$8,410,053	$4,026,780	$12,366,867	$(6,956,943)	$17,846,757

LIABILITIES AND EQUITY
Due to Hertz affiliate	$491,391	$32,283	$127,043	$(648,755)	$1,962
Accounts payable	534,464	59,998	872,686	—	1,467,148
Accrued liabilities	550,693	25,105	337,985	—	913,783
Accrued taxes	62,618	151,606	258,081	(298,638)	173,667
Debt	4,369,148	141	6,947,603	—	11,316,892
Public liability and property damage	106,201	16,878	138,063	—	261,142
Deferred taxes on income	—	1,307,869	1,232,264	(1,141,421)	1,398,712

Total liabilities	6,114,515	1,593,880	9,913,725	(2,088,814)	15,533,306

Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,295,538	2,432,900	2,435,229	(4,868,129)	2,295,538
Noncontrolling interest	—	—	17,913	—	17,913

Total equity	2,295,538	2,432,900	2,453,142	(4,868,129)	2,313,451

Total liabilities and equity	$8,410,053	$4,026,780	$12,366,867	$(6,956,943)	$17,846,757

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$993,816	$199,583	$1,303,526	$(617,339)	$1,879,586

Expenses:
Direct operating	556,393	140,424	378,220	—	1,075,037
Depreciation of revenue earning equipment	487,276	56,832	529,951	(617,339)	456,720
Selling, general and administrative	92,118	17,777	62,108	—	172,003
Interest expense	72,257	7,118	97,846	—	177,221
Interest and other income, net	(43)	(2)	(6,746)	—	(6,791)

Total expenses	1,208,001	222,149	1,061,379	(617,339)	1,874,190

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(214,185)	(22,566)	242,147	—	5,396
Provision (benefit) for taxes on income	23,230	2,818	(34,293)	—	(8,245)

Net income (loss)	(190,955)	(19,748)	207,854	—	(2,849)
Less: Net income attributable to noncontrolling interest	—	—	(4,673)	—	(4,673)
Equity in earnings (losses) of subsidiaries (net of tax)	183,433	(1,426)	—	(182,007)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(7,522)	$(21,174)	$203,181	$(182,007)	$(7,522)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,906,734	$381,370	$2,430,730	$(1,178,360)	$3,540,474

Expenses:
Direct operating	1,094,714	260,701	732,621	—	2,088,036
Depreciation of revenue earning equipment	968,993	116,088	1,009,172	(1,178,360)	915,893
Selling, general and administrative	170,274	34,712	134,734	—	339,720
Interest expense	142,418	14,363	190,029	—	346,810
Interest and other income, net	(92)	(3)	(8,974)	—	(9,069)

Total expenses	2,376,307	425,861	2,057,582	(1,178,360)	3,681,390

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(469,573)	(44,491)	373,148	—	(140,916)
Provision (benefit) for taxes on income	81,133	7,964	(83,129)	—	5,968

Net income (loss)	(388,440)	(36,527)	290,019	—	(134,948)
Less: Net income attributable to noncontrolling interest	—	—	(8,251)	—	(8,251)
Equity in earnings (losses) of subsidiaries (net of tax)	245,241	(1,791)	—	(243,450)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(143,199)	$(38,318)	$281,768	$(243,450)	$(143,199)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$923,303	$196,138	$1,171,303	(536,260)	$1,754,484

Expenses:
Direct operating	504,410	119,225	364,938	—	988,573
Depreciation of revenue earning equipment	474,508	57,029	484,073	(536,260)	479,350
Selling, general and administrative	65,675	19,146	56,660	—	141,481
Interest expense	77,252	7,721	74,696	—	159,669
Interest and other income, net	(48,632)	1	(878)	—	(49,509)

Total expenses	1,073,213	203,122	979,489	(536,260)	1,719,564

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(149,910)	(6,984)	191,814	—	34,920
Provision (benefit) for taxes on income	44,695	4,850	(74,173)	—	(24,628)

Net income (loss)	(105,215)	(2,134)	117,641	—	10,292
Noncontrolling interest	—	—	(3,876)	—	(3,876)
Equity in earnings (losses) of subsidiaries (net of tax)	111,631	(1,636)	—	(109,995)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$6,416	$(3,770)	$113,765	$(109,995)	$6,416

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2009
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,778,580	$393,322	$2,286,914	(1,139,446)	$3,319,370

Expenses:
Direct operating	1,005,931	234,578	703,384	—	1,943,893
Depreciation of revenue earning equipment	955,609	135,742	1,017,273	(1,139,446)	969,178
Selling, general and administrative	141,636	39,886	126,649	—	308,171
Interest expense	153,593	15,896	155,365	—	324,854
Interest and other income, net	(48,832)	(70)	(2,628)	—	(51,530)

Total expenses	2,207,937	426,032	2,000,043	(1,139,446)	3,494,566

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(429,357)	(32,710)	286,871	—	(175,196)
Provision (benefit) for taxes on income	162,890	13,084	(150,935)	—	25,039

Net income (loss)	(266,467)	(19,626)	135,936	—	(150,157)
Noncontrolling interest	—	—	(6,965)	—	(6,965)
Equity in earnings (losses) of subsidiaries (net of tax)	109,345	(3,136)	—	(106,209)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(157,122)	$(22,762)	$128,971	$(106,209)	$(157,122)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$361,473	$14,695	$880,736	$(191,420)	$1,065,484

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	1,801	(3,492)	(387,551)	—	(389,242)
Revenue earning equipment expenditures	(72,362)	(36,776)	(5,320,792)	—	(5,429,930)
Proceeds from disposal of revenue earning equipment	43,307	33,015	3,332,835	—	3,409,157
Property and equipment expenditures	(44,545)	(9,867)	(37,606)	—	(92,018)
Proceeds from disposal of property and equipment	117	8,538	6,539	—	15,194
Capital contributions to subsidiaries	(301,521)	—	—	301,521	—
Return of capital from subsidiaries	324,490	—	—	(324,490)	—
Acquisitions, net of cash acquired	—	—	(157)	—	(157)
Purchase of short-term investments, net	3,183	94	(106)	—	3,171
Other investing activities	—	—	817	—	817

Net cash used in investing activities	(45,530)	(8,488)	(2,406,021)	(22,969)	(2,483,008)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	8,018	—	673,352	—	681,370
Repayment of long-term debt	(65,550)	(39)	(691,375)	—	(756,964)
Short-term borrowings:
Proceeds	9,621	—	265,109	—	274,730
Repayments	—	—	(168,377)	—	(168,377)
Proceeds (repayments) under the revolving lines of credit, net	(23,755)	(4,298)	1,451,456	—	1,423,403
Distributions to noncontrolling interest	—	—	(7,630)	—	(7,630)
Capital contributions received from parent	—	—	301,521	(301,521)	—
Payment of dividends and return of capital	(12,500)	—	(515,910)	515,910	(12,500)
Proceeds from employee stock purchase plan	1,222	—	—	—	1,222
Loan with Hertz affiliate	(5,607)	—	—	—	(5,607)
Payment of financing costs	(2,944)	—	(22,028)	—	(24,972)

Net cash provided by (used in) financing activities	(91,495)	(4,337)	1,286,118	214,389	1,404,675

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(75,836)	—	(75,836)

Net increase (decrease) in cash and cash equivalents during the period	224,448	1,870	(315,003)	—	(88,685)
Cash and cash equivalents at beginning of period	108,522	6,069	870,876	—	985,467

Cash and cash equivalents at end of period	$332,970	$7,939	$555,873	$—	$896,782

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$219,283	$(114,851)	$776,644	$(184,521)	$696,555

Cash flows from investing activities:
Net change in restricted cash	(27,410)	26,882	544,302	—	543,774
Revenue earning equipment expenditures	(119,420)	(8,258)	(3,412,823)	—	(3,540,501)
Proceeds from disposal of revenue earning equipment	107,511	83,812	3,006,238	—	3,197,561
Property and equipment expenditures	(25,026)	(4,872)	(18,446)	—	(48,344)
Proceeds from disposal of property and equipment	(1,705)	6,860	(49)	—	5,106
Acquisitions, net of cash acquired	(40,125)	—	(31,155)	—	(71,280)
Capital contributions to subsidiaries	(531,699)	—	—	531,699	—
Return of capital from subsidiaries	874,429	—	—	(874,429)	—
Purchase of short-term investments, net	(3,740)	(131)	(298)	—	(4,169)
Other investing activities	—	—	835	—	835

Net cash provided by (used in) investing activities	232,815	104,293	88,604	(342,730)	82,982

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,219	—	—	—	4,219
Repayment of long-term debt	(226,775)	(36)	(455,578)	—	(682,389)
Short-term borrowings:
Proceeds	—	—	221,921	—	221,921
Repayments	—	—	(181,442)	—	(181,442)
Ninety day term or less, net	(458,667)	(2,980)	(509,822)	—	(971,469)
Distributions to noncontrolling interest	—	—	(8,050)	—	(8,050)
Capital contributions received from parent	—	—	531,699	(531,699)	—
Payment of dividends and return of capital	—	—	(1,058,950)	1,058,950	—
Capital invested by parent	389,238	—	400,879	—	790,117
Proceeds from employee stock purchase plan	1,363	—	—	—	1,363
Loan with Hertz affiliate	820	—	—	—	820
Payment of financing costs	(5,982)	—	(790)	—	(6,772)

Net cash provided by (used in) financing activities	(295,784)	(3,016)	(1,060,133)	527,251	(831,682)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	26,790	—	26,790

Net increase (decrease) in cash and cash equivalents during the period	156,314	(13,574)	(168,095)	—	(25,355)
Cash and cash equivalents at beginning of period	11,366	21,219	561,412	—	593,997

Cash and cash equivalents at end of period	$167,680	$7,645	$393,317	$—	$568,642

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 18—Subsequent Events

In July 2010, we issued EUR 400 million (the equivalent of $491.1 million as of June 30, 2010) asset-backed securitization facility (European Securitization) which matures in 2013, the proceeds of which were used to refinance the portion of our existing International ABS Fleet Financing Facility relating to France and the Netherlands, which was due to mature in December 2010.

In addition, in July 2010, we issued approximately $750 million in aggregate principal amount of 3 year, 5 year and 7 year Series 2010-1 Rental Car Asset Backed Notes (Series 2010-1 Notes). The net proceeds of the offering were or will be used, to the extent permitted, to purchase vehicles under the ABS program of HVF, to pay other ABS indebtedness or distributed to Hertz and used for general purposes.

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

Some important factors that could affect our actual results, include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in The Hertz Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC, on March 2, 2010, or our "Form 10-K," and in Part II, "Item 1A—Risk Factors" included in this Form 10-Q and the following, which were derived in part from the risks set forth in our Form 10-K:

  •
  Hertz Holdings' ability to consummate our contemplated acquisition of Dollar Thrifty Automotive Group, or "Dollar Thrifty," within the timeframe and upon the terms contemplated by our management;

  •
  the risk that expected synergies, operational efficiencies and cost savings from the Dollar Thrifty acquisition may not be fully realized or realized within the expected time frame;

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

  •
  the operational and profitability impact of divestitures that may be required to be undertaken to secure regulatory approval of the Dollar Thrifty acquisition;

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

On December 21, 2005 investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  Merrill Lynch Global Private Equity, or "MLGPE" (now known as BAML Capital Partners),

or collectively the "Sponsors," acquired all of our common stock from Ford Holdings LLC. We refer to the acquisition of all of our common stock by the Sponsors as the "Acquisition." Following Hertz Holdings' initial public offering in November 2006 and subsequent offerings in June 2007, May 2009 and June 2009, the Sponsors currently own approximately 51% of the common stock of Hertz Holdings.

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

  •
  Selling, general and administrative expenses (including advertising); and

  •
  Interest expense.

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price or residual values of cars and equipment or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions. In the U.S., as of June 30, 2010, the percentage of non-program cars was 61% as compared to 76% as of June 30, 2009. Internationally, as of June 30, 2010, the percentage of non-program cars was 57%, compared to 58% as of June 30, 2009. In the U.S., as of December 31, 2009, the percentage of non-program cars was 67% as compared to 74% as of December 31, 2008. Internationally, as of December 31, 2009, the percentage of non-program cars was 71%, compared to 68% as of December 31, 2008.

For the six months ended June 30, 2010, we experienced a 9.2% increase in transaction days versus the prior period in the United States, while rental rate revenue per transaction day, or "RPD," declined by 0.5%. During the six months ended June 30, 2010, in our European operations, we experienced a 2.0% improvement in transaction days and a 1.9% improvement in our car rental RPD compared to the six months ended June 30, 2009.

Our U.S. off-airport operations represented $495.9 million and $445.1 million of our total car rental revenues in the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we have approximately 1,860 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

In early 2010, Toyota announced recalls of several of its models. As such, we temporarily took a portion of our Toyota fleet out of service. Approximately 13% of our total U.S. car rental fleet was affected by the largest of these recalls. We rapidly made repairs to the recalled vehicles and returned them to our car rental fleet. There was a short-term impact on our business to cover the costs associated with repairing

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

these vehicles; however, we believe that this recall will not have a long-term material impact on our business. Also, we unfortunately turned away some, but not a significant number of rentals as a result of this recall. See "Item 1A—Risk Factors" included in this Report.

In the six months ended June 30, 2010, our per car vehicle depreciation costs decreased approximately 14% and 9% in the United States and Europe, respectively, as compared to the prior year period. We expect our per car vehicle depreciation costs in the United States and in Europe for 2010 to be lower than 2009.

HERC experienced lower rental volumes and pricing worldwide for the six months ended June 30, 2010 compared to the prior year period.

HERC locations:

	Total	U.S.	Canada	France	Spain	Italy	China
December 31, 2009	322	214	35	66	4	—	3
Net increase (decrease)	(2)	(1)	—	(1)	—	—	—
Additions relating to acquisitions	1	—	—	—	—	1	—

June 30, 2010	321	213	35	65	4	1	3

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

During the first half of 2010, our equipment rental business incurred charges for losses on available for sale equipment and the disposal of surplus equipment and recognition of future facility lease obligations related to branch closures in North America. Additionally, first and second quarter restructuring charges included employee termination liabilities covering approximately 200 employees and 120 employees, respectively.

For the three and six months ended June 30, 2010, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $20.3 million and $31.0 million, respectively. For the three and six months ended June 30, 2009, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $22.0 million and $51.5 million, respectively.

Additional efficiency and cost saving initiatives are being developed during 2010. However, we presently do not have firm plans or estimates of any related expenses. See Note 13 of the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the three months ended June 30, 2010 and 2009 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Car rental	$1,583.0	$1,450.9	84.2%	82.7%
Equipment rental	265.7	276.8	14.1	15.8
Other	30.9	26.8	1.7	1.5

Total revenues	1,879.6	1,754.5	100.0	100.0

Expenses:
Direct operating	1,075.0	988.6	57.2	56.3
Depreciation of revenue earning equipment	456.7	479.4	24.3	27.3
Selling, general and administrative	172.0	141.5	9.2	8.1
Interest expense	177.3	159.6	9.4	9.1
Interest and other income, net	(6.8)	(49.5)	(0.4)	(2.8)

Total expenses	1,874.2	1,719.6	99.7	98.0

Income before income taxes	5.4	34.9	0.3	2.0
Provision for taxes on income	(8.2)	(24.6)	(0.5)	(1.4)

Net income (loss)	(2.8)	10.3	(0.2)	0.6
Less: Net income attributable to noncontrolling interest	(4.7)	(3.9)	(0.2)	(0.2)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(7.5)	$6.4	(0.4)%	0.4%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of June 30, 2010 and 2009:

	Three Months Ended or as of June 30,
	2010	2009
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	6,821	6,375
Domestic	5,021	4,629
International	1,800	1,746
Worldwide transaction days (in thousands)(a)	32,194	29,574
Domestic	22,061	20,047
International	10,133	9,527
Worldwide rental rate revenue per transaction day(b)	$43.42	$43.44
Domestic	$41.07	$41.56
International	$48.52	$47.41
Worldwide average number of company-operated cars during the period	448,100	408,000
Domestic	300,000	270,700
International	148,100	137,300
Adjusted pre-tax income (in millions of dollars)(c)	$174.9	$143.5
Worldwide revenue earning equipment, net (in millions of dollars)	$8,762.1	$7,363.3
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$239.4	$253.5
Same store revenue decline, including growth initiatives(e)	(5.1)%	(30.1)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,703.7	$2,841.7
Adjusted pre-tax income (in millions of dollars)(c)	$14.4	$24.7
Revenue earning equipment, net (in millions of dollars)	$1,649.1	$1,945.4

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

  segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2009 foreign exchange rates) for the three months ended June 30, 2010 and 2009 (in millions of dollars, except as noted):

	Three Months Ended June 30,
	2010	2009
Car rental segment revenues	$1,611.4	$1,474.7
Non-rental rate revenue	(263.2)	(225.5)
Foreign currency adjustment	49.6	35.6

Rental rate revenue	$1,397.8	$1,284.8

Transaction days (in thousands)	32,194	29,574
Rental rate revenue per transaction day (in whole dollars)	$43.42	$43.44
(c)
Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income (loss) before income taxes by segment to adjusted pre-tax income (loss) by segment for the three months ended June 30, 2010 and 2009 (in millions of dollars):

	Three Months Ended June 30, 2010
	Car Rental	Equipment Rental
Income (loss) before income taxes	$121.4	$(15.8)
Adjustments:
Purchase accounting(1)	9.7	12.0
Non-cash debt charges(2)	37.7	2.2
Restructuring charges	4.2	16.0
Restructuring related charges(3)	1.9	—

Adjusted pre-tax income	$174.9	$14.4

	Three Months Ended June 30, 2009
	Car Rental	Equipment Rental
Income (loss) before income taxes	$80.3	$(1.7)
Adjustments:
Purchase accounting(1)	9.9	11.2
Non-cash debt charges(2)	34.9	2.3
Restructuring charges	9.8	12.8
Restructuring related charges(3)	8.6	0.1

Adjusted pre-tax income	$143.5	$24.7

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

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the three months ended June 30, 2010 and 2009, also includes $18.0 million and $22.3 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments. For the three months ended June 30, 2010, also includes $4.4 million associated with the write-off of unamortized debt costs in connection with the refinancing of our International Fleet Debt and Belgian Fleet Financing Facility.

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
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2009 foreign exchange rates) for the three months ended June 30, 2010 and 2009 (in millions of dollars):

	Three Months Ended June 30,
	2010	2009
Equipment rental segment revenues	$265.8	$277.0
Equipment sales and other revenue	(28.7)	(29.9)
Foreign currency adjustment	2.3	6.4

Rental and rental related revenue	$239.4	$253.5

(e)
Same store revenue decline represents the change in the current period total same store revenue over the prior period total same store revenue as a percentage of the prior period. The same store revenue amounts are adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends.

REVENUES

	Three Months Ended June 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Revenues by Segment:
Car rental	$1,611.4	$1,474.7	$136.7	9.3%
Equipment rental	265.8	277.0	(11.2)	(4.0)%
Other reconciling items	2.4	2.8	(0.4)	(14.3)%

Total revenues	$1,879.6	$1,754.5	$125.1	7.1%

Car Rental Segment

Revenues from our car rental segment increased 9.3%, primarily as a result of an 8.9% increase in car rental transaction days worldwide and increases in refueling fees of $12.6 million and airport concession recovery fees of $9.2 million, partly offset by the effects of foreign currency translation of approximately $10.9 million.

RPD for worldwide car rental for the three months ended June 30, 2010 decreased 0.1% from 2009, due to a decrease in U.S. RPD of 1.2%, mostly offset by an increase in International RPD of 2.3%. U.S. off-airport RPD improved by 2.8% and U.S. airport RPD decreased 2.6%. U.S. airport RPD decreased mainly due to the lower RPD that our Advantage brand generates.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Equipment Rental Segment

Revenues from our equipment rental segment decreased 4.0%, primarily due to a 4.8% decrease in equipment rental volume and a 6.1% decline in pricing, partly offset by the effects of foreign currency translation of approximately $5.2 million.

Other

Revenues from all other sources decreased 14.3%, primarily due to a decrease in revenues from our third-party claim management services.

EXPENSES

	Three Months Ended June 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Expenses:
Fleet related expenses	$248.8	$205.7	$43.1	20.9%
Personnel related expenses	354.7	310.1	44.6	14.4%
Other direct operating expenses	471.5	472.8	(1.3)	(0.3)%

Direct operating	1,075.0	988.6	86.4	8.7%
Depreciation of revenue earning equipment	456.7	479.4	(22.7)	(4.7)%
Selling, general and administrative	172.0	141.5	30.5	21.6%
Interest expense	177.3	159.6	17.7	11.0%
Interest and other income, net	(6.8)	(49.5)	42.7	(86.3)%

Total expenses	$1,874.2	$1,719.6	$154.6	9.0%

Total expenses increased 9.0% and total expenses as a percentage of revenues increased from 98.0% for the three months ended June 30, 2009 to 99.7% for the three months ended June 30, 2010.

Direct Operating Expenses

Direct operating expenses increased 8.7% as a result of increases in personnel related expenses and fleet related expenses, partly offset by a decrease in other direct operating expenses.

  Personnel related expenses increased 14.4%. The increase was primarily related to increases in wages and benefits of $26.6 million and management incentive compensation costs of $15.5 million.

  Fleet related expenses increased 20.9%. The increase was primarily related to worldwide car rental volume demand which resulted in increases in gasoline costs of $20.5 million, vehicle damage and maintenance costs of $9.3 million, self insurance expense of $6.6 million and vehicle excise taxes of $5.0 million.

  Other direct operating expenses decreased 0.3%. The decrease was primarily related to a reduction in restructuring and restructuring related charges, a value added tax reclaim received in the three months ended June 30, 2010 and decreases in credit and collections expense and computer expense. These decreases were partly offset by increases in concession fees, guaranteed charge card fees and commission fees related to worldwide car rental volume demand, as well as an increase in our equipment rental re-rent expense.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Depreciation of Revenue Earning Equipment

Car Rental Segment

Depreciation of revenue earning equipment for our car rental segment of $389.7 million for the three months ended June 30, 2010 decreased 3.6% from $404.2 million for the three months ended June 30, 2009. The decrease was primarily related to an improvement in certain vehicle residual values.

Equipment Rental Segment

Depreciation of revenue earning equipment in our equipment rental segment of $67.0 million for the three months ended June 30, 2010 decreased 10.9% from $75.2 million for the three months ended June 30, 2009. The decrease was primarily due to a 4.9% reduction in average acquisition cost of rental equipment operated during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 21.6%, due to an increase in administrative expenses, advertising and sales promotion expenses.

  Administrative expenses increased $25.8 million, or 31.8%, primarily due to increases in management incentive compensation, legal expenses, foreign currency translation and salaries and related expenses, partly offset by a decrease in restructuring and restructuring related charges.

  Advertising expenses increased $3.3 million, or 11.1%, primarily due to increased media advertising.

  Sales promotion expenses increased $1.4 million, or 4.5%, primarily related to increases in sales salaries and commissions.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $96.9 million for the three months ended June 30, 2010 increased 38.0% from $70.2 million for the three months ended June 30, 2009. The increase was primarily due to an increase in the weighted average debt outstanding as a result of an increased fleet size.

Equipment Rental Segment

Interest expense for our equipment rental segment of $10.2 million for the three months ended June 30, 2010 decreased 25.5% from $13.7 million for the three months ended June 30, 2009. The decrease was primarily due to a reduction in the weighted average debt outstanding as a result of reduced fleet size.

Other

Other interest expense relating to interest on corporate debt of $70.2 million for the three months ended June 30, 2010 decreased 7.3% from $75.7 million for the three months ended June 30, 2009.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Interest and Other Income, Net

Interest and other income, net decreased 86.3% primarily due to a gain of $48.5 million, net of transaction costs, recorded in the three months ended June 30, 2009 in connection with the buyback of portions of our Senior Notes and Senior Subordinated Notes in 2009.

ADJUSTED PRE-TAX INCOME

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $174.9 million for the three months ended June 30, 2010 increased 21.9% from $143.5 million for the three months ended June 30, 2009. The increase was primarily due to stronger volumes and disciplined cost management. Adjustments to our car rental segment income before income taxes on a GAAP basis for the three months ended June 30, 2010 and 2009, totaled $53.5 million and $63.2 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $14.4 million for the three months ended June 30, 2010 decreased 41.7% from $24.7 million for the three months ended June 30, 2009. The decrease was primarily due to reductions in volume and pricing, partly offset by strong cost management performance. Adjustments to our equipment rental segment loss before income taxes on a GAAP basis for the three months ended June 30, 2010 and 2009, totaled $30.2 million and $26.4 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS AND NET INCOME (LOSS) ATTRIBUTABLE TO THE HERTZ CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Three Months Ended June 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Income before income taxes	$5.4	$34.9	$(29.5)	(84.5)%
Provision for taxes on income	(8.2)	(24.6)	16.4	(66.5)%

Net income (loss)	(2.8)	10.3	(13.1)	(127.7)%
Less: Net income attributable to noncontrolling interests	(4.7)	(3.9)	(0.8)	20.6%

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(7.5)	$6.4	$(13.9)	(217.2)%

Provision for Taxes on Income

The effective tax rate for the three months ended June 30, 2010 was 152.8% as compared to 70.5% in the three months ended June 30, 2009. The provision for taxes on income decreased 66.5%, primarily due to decreases in income before income taxes and discrete charges and a decrease in the losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased 20.6% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Net Income (Loss) Attributable to The Hertz Corporation and Subsidiaries' Common Stockholder

The net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder was $7.5 million for the three months ended June 30, 2010 compared to net income attributable to The Hertz Corporation and Subsidiaries' common stockholder of $6.4 million for the three months ended June 30, 2009, primarily due to the gain on debt buyback of $48.5 million in 2009 and lower rental volume and pricing in our worldwide equipment rental operations, partly offset by higher rental volume in our worldwide car rental operations and disciplined cost management. The impact of changes in exchange rates on net loss was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the six months ended June 30, 2010 and 2009 (in millions of dollars):

			Percentage of Revenues
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Car rental	$2,979.6	$2,711.8	84.2%	81.7%
Equipment rental	502.7	556.2	14.2	16.8
Other	58.2	51.4	1.6	1.5

Total revenues	3,540.5	3,319.4	100.0	100.0

Expenses:
Direct operating	2,088.0	1,943.9	59.0	58.6
Depreciation of revenue earning equipment	915.9	969.2	25.9	29.2
Selling, general and administrative	339.8	308.2	9.6	9.3
Interest expense	346.8	324.8	9.8	9.8
Interest and other income, net	(9.1)	(51.5)	(0.3)	(1.6)

Total expenses	3,681.4	3,494.6	104.0	105.3

Loss before income taxes	(140.9)	(175.2)	(4.0)	(5.3)
Benefit for taxes on income	6.0	25.1	0.2	0.8

Net loss	(134.9)	(150.1)	(3.8)	(4.5)
Less: Net income attributable to noncontrolling interest	(8.3)	(7.0)	(0.2)	(0.2)

Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(143.2)	$(157.1)	(4.0)%	(4.7)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the six months ended or as of June 30, 2010 and 2009:

	Six Months Ended or as of June 30,
	2010	2009
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	12,678	11,924
Domestic	9,418	8,671
International	3,260	3,253
Worldwide transaction days (in thousands)(a)	60,310	56,257
Domestic	42,001	38,458
International	18,309	17,799
Worldwide rental rate revenue per transaction day(a)(b)	$43.24	$43.18
Domestic	$41.49	$41.68
International	$47.26	$46.42
Worldwide average number of company-operated cars during the period	432,900	395,700
Domestic	296,800	265,300
International	136,100	130,400
Adjusted pre-tax income (in millions of dollars)(a)(c)	$202.0	$110.0
Worldwide revenue earning equipment, net (in millions of dollars)	$8,762.1	$7,363.3
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$455.0	$518.1
Same store revenue decline, including growth initiatives(a)	(11.4)%	(27.0)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,741.3	$2,911.3
Adjusted pre-tax income (in millions of dollars)(a)(c)	$9.4	$25.4
Revenue earning equipment, net (in millions of dollars)	$1,649.1	$1,945.4

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue and equipment rental same store revenue decline, see "Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009—Summary."

(b)
The following table reconciles our car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2009 foreign exchange rates) for the six months ended June 30, 2010 and 2009 (in millions of dollars, except as noted):

	Six Months Ended June 30,
	2010	2009
Car rental segment revenues	$3,033.1	$2,757.6
Non-rental rate revenue	(486.3)	(422.6)
Foreign currency adjustment	61.2	94.2

Rental rate revenue	$2,608.0	$2,429.2

Transaction days (in thousands)	60,310	56,257
Rental rate revenue per transaction day (in whole dollars)	$43.24	$43.18

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

(c)
The following table reconciles income (loss) before income taxes by segment to adjusted pre-tax income (loss) by segment for the six months ended June 30, 2010 and 2009 (in millions of dollars):

	Six Months Ended June 30, 2010
	Car Rental	Equipment Rental
Income (loss) before income taxes	$91.3	$(39.2)
Adjustments:
Purchase accounting(1)	19.5	23.5
Non-cash debt charges(2)	74.7	4.1
Restructuring charges	9.5	20.9
Restructuring related charges(3)	7.0	0.1

Adjusted pre-tax income	$202.0	$9.4

	Six Months Ended June 30, 2009
	Car Rental	Equipment Rental
Loss before income taxes	$(9.9)	$(26.5)
Adjustments:
Purchase accounting(1)	19.3	27.3
Non-cash debt charges(2)	54.2	4.6
Restructuring charges	24.9	19.8
Restructuring related charges(3)	17.2	0.2
Third-party bankruptcy accrual(4)	4.3	—

Adjusted pre-tax income	$110.0	$25.4

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

  (2)
  Represents non-cash debt charges relating to the amortization of deferred debt financing costs and debt discounts. For the six months ended June 30, 2010 and 2009, also includes $38.9 million and $29.8 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments. For the six months ended June 30, 2010, also includes $4.4 million associated with the write-off of unamortized debt costs in connection with the refinancing of our International Fleet Debt and Belgian Fleet Financing Facility.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

(d)
The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2009 foreign exchange rates) for the six months ended June 30, 2010 and 2009 (in millions of dollars):

	Six Months Ended June 30,
	2010	2009
Equipment rental segment revenues	$502.8	$556.5
Equipment sales and other revenue	(50.8)	(56.3)
Foreign currency adjustment	3.0	17.9

Rental and rental related revenue	$455.0	$518.1

REVENUES

	Six Months Ended June 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Revenues by Segment:
Car rental	$3,033.1	$2,757.6	$275.5	10.0%
Equipment rental	502.8	556.5	(53.7)	(9.6)%
Other reconciling items	4.6	5.3	(0.7)	(13.2)%

Total revenues	$3,540.5	$3,319.4	$221.1	6.7%

Car Rental Segment

Revenues from our car rental segment increased 10.0%, primarily as a result of a 7.2% increase in car rental transaction days worldwide and increases in refueling fees of $23.9 million and airport concession recovery fees of $18.6 million. These increases include the effects of foreign currency translation of approximately $37.6 million.

RPD for worldwide car rental for the six months ended June 30, 2010 increased 0.1% from 2009, due to an increase in International RPD of 1.8%, partly offset by a decrease in U.S. RPD of 0.5%. U.S. off-airport RPD improved by 2.4% and U.S. airport RPD decreased 1.6%. U.S. airport RPD decreased due to the lower RPD that our Advantage brand generates.

Equipment Rental Segment

Revenues from our equipment rental segment decreased 9.6%, primarily due to a 9.8% decrease in equipment rental volume, a 7.0% decline in pricing and a decrease in equipment sales of $5.4 million, partly offset by the effects of foreign currency translation of approximately $16.2 million.

Other

Revenues from all other sources decreased 13.2%, primarily due to a decrease in revenues from our third-party claim management services.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

EXPENSES

	Six Months Ended June 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Expenses:
Fleet related expenses	$477.8	$401.5	$76.3	19.0%
Personnel related expenses	701.1	634.1	67.0	10.6%
Other direct operating expenses	909.1	908.3	0.8	0.1%

Direct operating	2,088.0	1,943.9	144.1	7.4%
Depreciation of revenue earning equipment	915.9	969.2	(53.3)	(5.5)%
Selling, general and administrative	339.8	308.2	31.6	10.2%
Interest expense	346.8	324.8	22.0	6.8%
Interest and other income, net	(9.1)	(51.5)	42.4	(82.4)%

Total expenses	$3,681.4	$3,494.6	$186.8	5.3%

Total expenses increased 5.3%, but total expenses as a percentage of revenues decreased from 105.3% for the six months ended June 30, 2009 to 104.0% for the six months ended June 30, 2010.

Direct Operating Expenses

Direct operating expenses increased 7.4% as a result of increases in fleet related expenses, personnel related expenses and other direct operating expenses.

    Fleet related expenses increased 19.0%. The increase was primarily related to worldwide car rental volume demand which resulted in increases in gasoline costs of $31.5 million, vehicle damage and maintenance costs of $23.5 million, self insurance expense of $14.0 million and vehicle excise taxes of $6.4 million. All of these increases include the effects of foreign currency translation of approximately $9.0 million.

    Personnel related expenses increased 10.6%. The increase was primarily related to increases in wages and benefits of $43.5 million and management incentive compensation costs of $21.5 million. These increases include the effects of foreign currency translation of approximately $10.2 million.

    Other direct operating expenses increased 0.1%. The increase was primarily related to worldwide car rental volume demand which resulted in increases in fleet related expenses, including the effects of foreign currency translation of approximately $15.8 million. These increases were partly offset by decreases in restructuring and restructuring related charges, equipment rental cost of goods sold and credit and collections expense, as well as a value added tax reclaim received in 2010.

Depreciation of Revenue Earning Equipment

Car Rental Segment

Depreciation of revenue earning equipment for our car rental segment of $778.0 million for the six months ended June 30, 2010 decreased 2.2% from $795.3 million for the six months ended June 30, 2009. The decrease was primarily related to an improvement in certain vehicle residual values, partly offset by the effects of foreign currency translation of approximately $13.1 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Equipment Rental Segment

Depreciation of revenue earning equipment in our equipment rental segment of $137.9 million for the six months ended June 30, 2010 decreased 20.7% from $173.9 million for the six months ended June 30, 2009. The decrease was primarily due to a 5.8% reduction in average acquisition cost of rental equipment operated during the period and higher residual values on the disposal of used equipment, partly offset by the effects of foreign currency translation of approximately $2.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.2%, due to increases in administrative expenses, advertising and sales promotion expenses and the effects of foreign currency translation of approximately $3.7 million.

  Administrative expenses increased $18.6 million, or 9.9%, primarily due to increases in management incentive compensation, legal expenses, foreign currency translation and salaries and related expenses, partly offset by a decrease in restructuring and restructuring related charges.

  Advertising expenses increased $12.1 million, or 21.2%, primarily due to increased media advertising and the effects of foreign currency translation of approximately $1.5 million.

  Sales promotion expenses increased $0.9 million, or 1.3%, primarily related to the effects of foreign currency translation.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $186.2 million for the six months ended June 30, 2010 increased 25.9% from $147.9 million for the six months ended June 30, 2009. The increase was primarily due to an increase in the weighted average debt outstanding as a result of an increased fleet size.

Equipment Rental Segment

Interest expense for our equipment rental segment of $20.4 million for the six months ended June 30, 2010 decreased 27.9% from $28.3 million for the six months ended June 30, 2009. The decrease was primarily due to a reduction in the weighted average debt outstanding as a result of reduced fleet size.

Other

Other interest expense relating to interest on corporate debt of $140.2 million for the six months ended June 30, 2010 decreased 5.7% from $148.6 million for the six months ended June 30, 2009.

Interest and Other Income, Net

Interest and other income, net decreased 82.4% primarily due to a gain of $48.5 million, net of transaction costs, recorded in connection with the buyback of portions of our Senior Notes and Senior Subordinated Notes in 2009.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

ADJUSTED PRE-TAX INCOME

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $202.0 million for the six months ended June 30, 2010 increased 83.6% from $110.0 million for the six months ended June 30, 2009. The increase was primarily due to stronger volumes and disciplined cost management. Adjustments to our car rental segment income (loss) before income taxes on a GAAP basis for the six months ended June 30, 2010 and 2009, totaled $110.7 million and $119.9 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $9.4 million for the six months ended June 30, 2010 decreased 63.0% from $25.4 million for the six months ended June 30, 2009. The decrease was primarily due to reductions in volume and pricing, partly offset by strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment loss before income taxes on a GAAP basis for the six months ended June 30, 2010 and 2009, totaled $48.6 million and $51.9 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

BENEFIT FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS AND NET INCOME ATTRIBUTABLE TO THE HERTZ CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Six Months Ended June 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Loss before income taxes	$(140.9)	$(175.2)	$34.3	(19.6)%
Benefit for taxes on income	6.0	25.1	(19.1)	(76.2)%

Net loss	(134.9)	(150.1)	15.2	(10.1)%
Less: Net income attributable to noncontrolling interests	(8.3)	(7.0)	(1.3)	18.5%

Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(143.2)	$(157.1)	$13.9	8.9%

Benefit for Taxes on Income

The effective tax rate for the six months ended June 30, 2010 was 4.2% as compared to 14.3% in the six months ended June 30, 2009. The benefit for taxes on income decreased 76.2%. The benefit for taxes on income decreased from $25.1 million in the six months ended June 30, 2009 to $6.0 million in the six months ended June 30, 2010. The decrease was primarily due to a lower loss before income taxes and an increase in discrete charges recorded in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This is partially offset by a decrease in losses in certain non-U.S. jurisdictions for which a tax benefit cannot be recognized.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased 18.5% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Net Loss Attributable to Hertz Holdings, Inc. and Subsidiaries' Common Stockholders

The net loss attributable to Hertz Holdings, Inc. and Subsidiaries' common stockholders increased 8.9% primarily due to the gain on debt buyback of $48.5 million in 2009 and lower rental volume and pricing in our worldwide equipment rental operations, partly offset by higher rental volume in our worldwide car rental operations and disciplined cost management. The impact of changes in exchange rates on net loss was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

LIQUIDITY AND CAPITAL RESOURCES

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil.

Cash Flows

As of June 30, 2010, we had cash and cash equivalents of $896.8 million, a decrease of $88.7 million from $985.5 million as of December 31, 2009. The following table summarizes such decrease:

	Six Months Ended June 30,
(in millions of dollars)	2010	2009	$ Change
Cash provided by (used in):
Operating activities	$1,065.5	$696.6	$368.9
Investing activities	(2,483.0)	82.9	(2,565.9)
Financing activities	1,404.7	(831.7)	2,236.4
Effect of exchange rate changes	(75.9)	26.8	(102.7)

Net change in cash and cash equivalents	$(88.7)	$(25.4)	$(63.3)

During the six months ended June 30, 2010, we generated $368.9 million more cash from operating activities compared with the same period in 2009. The increase was primarily due to a change in accounts payable driven by effective management of vendor terms taken in 2010 and a change in accrued liabilities due to cash payments in 2009 relating to the buydown of our rate on our interest rate swaps and restructuring, partly offset by the timing of cash receipts relating to our outstanding receivables.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the six months ended June 30, 2010, we used $2,565.9 million more cash from investing activities compared with the same period in 2009. The use of funds was primarily due to an increase in revenue earning equipment expenditures and the year-over-year change in restricted cash and cash equivalents, partly offset by an increase in proceeds from the disposal of revenue earning equipment. The increase in revenue earning equipment expenditures and in proceeds from the disposal of revenue earning equipment was related to higher car rental volumes and a general

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

improvement in the car rental market. The year-over-year change in restricted cash and cash equivalents was primarily related to the economic conditions which affected the demand for revenue earning equipment and our Like Kind Exchange Program, or "LKE Program." As of June 30, 2010 and December 31, 2009, we had $743.4 million and $365.1 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our LKE Program and to satisfy certain of our self-insurance regulatory reserve requirements. The increase in restricted cash and cash equivalents of $378.3 million from December 31, 2009 to June 30, 2010, primarily related to the timing of purchases and sales of revenue earning vehicles prior to the end of the quarter.

During the six months ended June 30, 2010, we generated $2,236.4 million more cash from financing activities compared with the same period in 2009. The increase is primarily due to increases in proceeds under the revolving lines of credit, net and from the issuance of long-term debt.

Financing

Our car rental and equipment rental operations are seasonal businesses with decreased levels of business in the winter months and typically heightened activity during the spring and summer. To accommodate increased demand, we maintain a larger fleet by holding vehicles and equipment and purchasing additional fleet which increases our financing requirements. These seasonal financing needs are funded by increasing the utilization of our various corporate and fleet credit facilities and the variable funding notes portion of our U.S. Fleet Debt facilities as defined in Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." As business demand moderates during the winter, we reduce our fleet accordingly and dispose of vehicles and equipment. The disposal proceeds are used to reduce debt.

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating revenue, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed borrowing arrangements and our revolving credit facilities.

As of June 30, 2010, we had $11,316.9 million of total indebtedness outstanding. Cash paid for interest during the six months ended June 30, 2010, was $252.1 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of June 30, 2010 consists of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet financing facilities. For a description of these amounts, see Note 8 of the Notes to our condensed consolidated financial statements included in this Report as well as "Credit Facilities" below.

Based on all that we accomplished in 2009 and the first half of 2010, our current availability under our various credit facilities and our business plan, we believe we have sufficient liquidity to meet our U.S. debt maturities over the next twelve months.

In June 2010, Hertz Vehicle Financing LLC, or "HVF," our wholly-owned subsidiary, issued $184.3 million in aggregate principal amount of 3 year and 5 year Subordinated Series 2009-2 Rental Car Asset Backed Notes, Class B, or the "Series 2009-2 Class B Notes." The 3 year notes carry a 4.94% coupon (5.00% yield) and the 5 year notes carry a 5.93% coupon (6.01% yield) with expected final maturities in 2013 and

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

2015, respectively. The net proceeds of the offering were or will be used to purchase vehicles under our asset-backed securities, or "ABS," program, used to pay other ABS indebtedness or, to the extent permitted, used for general purposes.

Also, in June 2010, we issued EUR 400 million (the equivalent of $491.1 million as of June 30, 2010) aggregate principal amount of 8.5% Senior Secured Notes due 2015, or the "Euro Notes," and entered into a EUR 220 million (the equivalent of $270.1 million as of June 30, 2010) revolving credit facility that matures in 2013, or the "European Credit Facility." The net proceeds of the Euro Notes and European Credit Facility were used to refinance our International Fleet Debt and Belgian Fleet Financing Facility, both of which were due to mature in December 2010, and the excess was or will be used for general purposes.

As of June 30, 2010, we have approximately $520.5 million of remaining international fleet debt outstanding that matures in December 2010. We are currently in discussions regarding our remaining refinancing options, and based on these discussions and our ability to access the capital markets, we expect to refinance the remaining debt maturing in December 2010 on or prior to maturity. However, the availability of financing is subject to a variety of factors not in our control, including economic and market conditions and investor demand, so there is no guarantee that such facilities can be refinanced or that the terms of such replacement financings will be acceptable. In the event financing is not available or is not available on terms we deem acceptable, we would expect to utilize our corporate liquidity to repay these obligations which could have a negative impact on our operational and financial flexibility, and may require us to make significant operational changes to our business (including, without limitation, reducing the size of our rental fleet, reducing the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs or reducing or delaying capital expenditures).

In July 2010, we entered into a EUR 400 million (the equivalent of $491.1 million as of June 30, 2010) asset-backed securitization facility that matures in 2013, or the "European Securitization," the proceeds of which were used to refinance the portion of our existing International ABS Fleet Financing Facility relating to France and the Netherlands, which was due to mature in December 2010. This facility refinanced $288.8 million of the $520.5 million of remaining international fleet debt outstanding as of June 30, 2010 that matures in December 2010.

In addition, in July 2010, we issued approximately $750 million in aggregate principal amount of 3 year, 5 year and 7 year Series 2010-1 Rental Car Asset Backed Notes, or the "Series 2010-1 Notes." The net proceeds of the offering were or will be used, to the extent permitted, to purchase vehicles under the ABS program of HVF, to pay other ABS indebtedness or distributed to Hertz and used for general purposes.

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

MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," provide credit enhancements in the form of financial guarantees for our 2005 Notes, with each providing guarantees for approximately half of the $2,184.9 million in principal amount of the 2005 Notes that was outstanding as of June 30, 2010, all of which matures during 2010.

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

Since MBIA and Ambac are facing financial instability, have been downgraded one or more times and are on review for further credit downgrade or under developing outlook by one or more credit agencies, we did not have the Series 2009-1 Notes, Series 2009-2 Notes, Series 2009-2 Class B Notes or the Series 2010-1 Notes guaranteed. Accordingly, if a bankruptcy of MBIA or Ambac were to occur prior to the 2005 Notes maturing, we expect that we would use our corporate liquidity and the borrowings under or proceeds from these recent financings to pay down the amounts owed under the affected series of 2005 Notes.

On April 25, 2010, Hertz Holdings entered into a definitive merger agreement, or the "Merger Agreement," under which Hertz Holdings agreed to acquire Dollar Thrifty for a purchase price of $41.00 per share, or a total of $1.27 billion, in a mix of cash and Hertz Holdings common stock, based on the closing stock price on the trading day before the agreement was signed. Under the terms of the agreement, Dollar Thrifty has agreed to pay a special cash dividend of $200 million (expected to be approximately $6.88 per share) to its stockholders immediately prior to closing, and each outstanding share of Dollar Thrifty common stock will be converted at the closing into the right to receive from Hertz Holdings 0.6366 of a share of its common stock and a cash payment from us equal to $32.80 less the amount of the special cash dividend paid by Dollar Thrifty. At the closing, Hertz Holdings will issue an aggregate of approximately 18 million shares of its common stock (excluding shares issuable upon the exercise of stock options that are being converted to Hertz Holdings stock options) and pay an aggregate of approximately $750 million in cash (which does not include the $200 million special cash dividend to be paid by Dollar Thrifty). We intend to fund the cash portion of the purchase price with existing liquidity from the combined company. We also intend to assume or refinance Dollar Thrifty's existing fleet debt outstanding at closing. The transaction is subject to customary closing conditions, regulatory approvals, approval by Dollar Thrifty stockholders and payment of the special dividend. The transaction is not conditioned on receipt of financing by us; however, it is likely that we will incur additional financing prior to the acquisition to replenish our liquidity levels. We are currently exploring alternatives with respect to debt offerings and other financings. See "Item 1A—Risk Factors" included in this Report.

On July 28, 2010, Avis Budget Group, Inc., or "Avis," submitted a competing offer to acquire Dollar Thrifty, or the "Avis Offer." Pursuant to the terms of Hertz Holdings' Merger Agreement, the Dollar Thrifty board of directors analyzed the Avis Offer to determine whether its terms were superior to the terms of Hertz Holdings' Merger Agreement. On August 3, 2010, Dollar Thrifty issued a press release publishing a

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

letter from its chief executive officer and president to Avis's chairman and chief executive officer indicating that Dollar Thrifty's board of directors could not conclude that the terms of the Avis Offer were superior to the terms of Hertz Holdings' Merger Agreement, but that Dollar Thrifty was ready to review and consider any modifications or additional information Avis may wish to make or provide to address the concerns identified in the letter.

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use this specified price or guaranteed depreciation rate to calculate our asset-backed financing capacity. If any manufacturer of our cars fails to fulfill its repurchase or guaranteed depreciation obligations, due to bankruptcy or otherwise, our asset-backed financing capacity could be decreased, or we may be required to materially increase the credit enhancement levels relating to the financing of the fleet vehicles provided by such bankrupt manufacturer under certain of our fleet financing facilities. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" included in this Report.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control. For further information concerning our asset-backed financing programs, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" included in this Report.

In the event of a bankruptcy of a car manufacturer, our liquidity would be impacted by several factors including reductions in fleet residual values, as discussed above, and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program cars manufactured by any such company would need to be removed from our fleet or re-designated as non-program vehicles, which would require us to furnish additional collateral enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" included in this Report.

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows: 2011, $5,373.4 (including $3,060.9 of other short-term borrowings); 2012, $180.2; 2013, $1,929.4; 2014, $2,009.8; 2015, $828.7; after 2015, $1,037.4. For a discussion of maturities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Our short-term borrowings of $3,060.9 million as of June 30, 2010 include, among other items, the amounts outstanding under our International ABS Fleet Financing Facility, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Capitalized Leases and European Credit Facility. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not expire at the time of the short-term debt maturity except for our International ABS Fleet Financing Facility and Brazilian Fleet Financing Facility which mature in December 2010. As a result of our successful refinancing efforts in 2009 and the first half of 2010 and the strategic cost reduction actions taken in the past as well as those planned for the remainder of 2010, we believe that we will remain in compliance with our debt covenants and that cash generated from

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

For further information on our indebtedness, see Note 8 of the Notes to our condensed consolidated financial statements included in this Report.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of June 30, 2010, we were in compliance with all of these financial covenants.

As of June 30, 2010, we had an aggregate principal amount outstanding of $1,351.8 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. As of June 30, 2010, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated interest expense coverage ratio of not less than 2.00:1. In addition, under our Senior ABL Facility, if there was less than $200.0 million of available borrowing capacity under that facility as of June 30, 2010, Hertz was required to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of June 30, 2010, we had a consolidated leverage ratio of 3.54:1 and a consolidated interest expense coverage ratio of 3.40:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of June 30, 2010, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." In addition to the borrowings under our senior credit facilities, we have a significant amount of additional debt outstanding. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors" included in this Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Credit Facilities

As of June 30, 2010, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior Term Facility	$—	$—
Senior ABL Facility	1,591.7	815.9

Total Corporate Debt	1,591.7	815.9

Fleet Debt
U.S. Fleet Debt	478.1	80.4
International ABS Fleet Financing Facility	456.2	25.6
Fleet Financing Facility	2.0	2.0
Brazilian Fleet Financing Facility	—	—
Canadian Fleet Financing Facility	102.0	3.9
Capitalized Leases	62.5	17.3
Euro Notes	—	—
European Credit Facility	—	—

Total Fleet Debt	1,100.8	129.2

Total	$2,692.5	$945.1

As of June 30, 2010, the Senior Term Facility had approximately $1.3 million available under the letter of credit facility and the Senior ABL Facility had $6.7 million available under the letter of credit facility sublimit.

Our liquidity as of June 30, 2010 was $2,813.5 million, which consisted of $896.8 million of cash and cash equivalents, $815.9 million of unused commitments under our Senior ABL Facility and $1,100.8 million of unused commitments under our fleet financing facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our Fleet Debt, the amount that we had available for immediate use as of June 30, 2010 under our Senior ABL Facility was $815.9 million and we had $129.2 million of over-enhancement that was available under our Fleet Debt. Accordingly, as of June 30, 2010, we had $1,841.9 million ($896.8 million in cash and cash equivalents, $815.9 million available under our Senior ABL Facility and $129.2 million available under our various Fleet Debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control.

Also, substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are subject to liens in favor of our lenders under our various credit facilities. Substantially all our other assets in the United States are also subject to liens in favor of our lenders under our various credit facilities. None of these assets would be available to satisfy the claims of our general creditors if we failed to perform our obligations to such creditors.

Some of these special purpose entities are consolidated variable interest entities, of which we are the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2010 and December 31, 2009, our International Fleet Funding and Hertz Fleet Limited variable interest entities had total assets primarily comprised of revenue earning equipment of $374.3 million and $367.6 million, respectively, and total liabilities primarily comprised of debt of $485.8 million and $710.3 million, respectively. For further information on the terms of our debt, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Capital Expenditures

The following tables set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds, on a cash basis consistent with our consolidated statements of cash flows, received by quarter for 2010 and 2009 (in millions of dollars).

	Revenue Earning Equipment
				Property and Equipment
			Net Capital Expenditures (Disposal Proceeds)
	Capital Expenditures	Disposal Proceeds		Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2010
First Quarter	$2,214.5	$(1,589.9)	$624.6	$51.3	$(6.7)	$44.6
Second Quarter	3,215.4	(1,819.2)	1,396.2	40.7	(8.5)	32.2

	5,429.9	(3,409.1)	2,020.8	92.0	(15.2)	76.8

2009
First Quarter	$1,399.6	$(2,026.1)	$(626.5)	$26.7	$(5.2)	$21.5
Second Quarter	2,140.9	(1,171.5)	969.4	21.6	0.2	21.8

	$3,540.5	$(3,197.6)	$342.9	$48.3	$(5.0)	$43.3

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$5,372.5	$3,497.7	$1,874.8	53.6%
Equipment rental	57.4	42.8	14.6	34.1%

Total	$5,429.9	$3,540.5	$1,889.4	53.4%

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Property and equipment expenditures
Car rental	$82.2	$42.0	$40.2	95.7%
Equipment rental	5.7	4.0	1.7	42.5%
Other	4.1	2.3	1.8	78.3%

Total	$92.0	$48.3	$43.7	90.5%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

The increase in our car rental operations revenue earning equipment expenditures was primarily due to higher rental volumes during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, which required us to increase our fleet levels. The increase in our equipment rental operations revenue earning equipment expenditures was primarily due to our efforts to meet the current year's goal in updating aged fleet during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

The increase in car rental property and equipment expenditures are due to increased spending in response to an increase in demand and the opening of new off-airport locations. The level of expenditures in our equipment rental operations remained relatively the same.

Off-Balance Sheet Commitments

As of June 30, 2010 and December 31, 2009, the following guarantees (including indemnification commitments) were issued and outstanding:

Indemnification Obligations

In the ordinary course of business, we execute contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable. The types of indemnification obligations for which payments are possible include the following:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of June 30, 2010 and December 31, 2009, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

consolidated balance sheet in "Accrued liabilities" were $1.6 million and $2.0 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management" included in our Form 10-K.

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and fluctuations in gasoline prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures, see Note 12 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Interest Rate Risk

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk. See Notes 8 and 14 of the Notes to our condensed consolidated financial statements included in this Report and Notes 3 and 12 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

We have a significant amount of debt (including under our U.S. Fleet Debt, European Credit Facility, other international fleet debt facilities, International ABS Fleet Financing Facility and Senior ABL Facility) with variable rates of interest based generally on LIBOR, Euro inter-bank offered rate, or "EURIBOR," or their equivalents for local currencies plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of June 30, 2010, our net income would decrease by an estimated $30.5 million over a twelve-month period.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Consistent with the terms of the agreements governing the respective debt obligations, we may hedge a portion of the floating rate interest exposure under the Senior Credit Facilities, the U.S. Fleet Debt, European Credit Facility and International ABS Fleet Financing Facility to provide protection in respect of such exposure.

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

See Note 14 of the Notes to our condensed consolidated financial statements included in this Report.

Other Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. See Note 14 of the Notes to our condensed consolidated financial statements included in this Report.

Inflation

The increased cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs and gasoline. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Income Taxes

In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal 2007, 2008 and 2009. A LKE Program for HERC has been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. For strategic purposes, such as cash management and fleet reduction, we have triggered some taxable gains in the program. The bankruptcy filing of an original equipment

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

manufacturer, or "OEM," also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in purchases or downsizing of our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in purchases or downsizing of the fleet. However, we believe the likelihood of making material cash payments in the near future is low because of our significant net operating losses. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" included in this Report.

On January 1, 2009, Bank of America acquired Merrill Lynch & Co., Inc., the parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings common stock held by MLGPE and certain of its affiliates. For U.S. income tax purposes the transaction, when combined with other unrelated transactions during the previous 36 months, resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, utilization of all pre-2009 U.S. net operating losses is subject to an annual limitation. The limitation is not expected to result in a loss of net operating losses or have a material adverse impact on taxes.

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Based on present assumptions, our 2010 worldwide pre-tax pension expense is expected to be approximately $39.1 million, which would represent an increase of $3.2 million from 2009. The anticipated increase in expense compared to 2009 is primarily due to the lower discount rates. We expect to contribute up to $54.0 million to our U.S. pension plan in the full year of 2010. These contributions are necessary primarily because of the significant decline in asset values.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 of the Notes to our condensed consolidated financial statements included in this Report.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under "Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk," included in our Form 10-K for the fiscal year ended December 31, 2009. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks," included in this Report.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 10 of the Notes to our annual audited consolidated financial statements included in our Form 10-K.

The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:

In June 2010, in Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, the Lydia Lee case was refiled separately against Enterprise. Thereafter, Hertz and Enterprise jointly engaged in a mediation with the plaintiffs. That mediation has now resulted in a proposed settlement for an immaterial amount that will need to be incorporated into a Settlement Agreement. Once executed by the parties, the Settlement Agreement will be presented to the court for its approval.

In June 2010, in Michael Shames and Gary Gramkow v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc. Coast Leasing Corp., The California Travel and Tourism Commission, and Caroline Beteta, a three judge panel of the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the plaintiffs' antitrust claim against the California Travel and Tourism Commission as a state agency immune from an antitrust complaint because the California legislature foresaw the alleged price-fixing conspiracy that was the subject of the plaintiffs' complaint. The plaintiffs subsequently filed a petition with the United States Court of Appeals for the Ninth Circuit seeking to have all of the judges on the Ninth Circuit review the decision of the three judge panel.

Aside from the above mentioned, there were no material changes in the legal proceedings described in our Form 10-K and in our quarterly report on Form 10-Q for the period ended March 31, 2010 and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

The following risk factors amend and restate the risk factors presented in our Form 10-K, quarterly report on Form 10-Q for the period ended March 31, 2010, and our Form 8-K filed on June 9, 2010 in their entirety. In addition to the other information included in this Report and the Form 10-K, you should carefully consider each of the following risks and uncertainties. We believe that the following information identifies the material risks and uncertainties affecting our company, but it is possible that other risks and uncertainties might significantly impact us. Risks that we are not aware of could arise, and issues that we now view as minor could become more important. Any of those risks and uncertainties may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

ITEM 1A.    RISK FACTORS (Continued)

Accordingly, the car and equipment rental industries have both experienced unprecedented declines in volume and demand. See "Item 1—Business—Worldwide Car Rental—Fleet" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" included in our Form 10-K. Although there have recently been signs of an economic recovery, if economic conditions in the United States and worldwide again worsen or do not continue to improve, our financial condition and results of operations could be materially and adversely impacted in the remainder of 2010 and beyond.

Our car rental business, which provides the majority of our revenues, is particularly sensitive to reductions in the levels of airline passenger travel, and any further reduction in air travel could materially adversely impact our financial condition and results of operations.

The car rental industry is particularly affected by reductions in business and leisure travel, especially with respect to levels of airline passenger traffic. Approximately 84% of our worldwide revenues during 2009 were provided by our car rental segment, and we estimate that approximately 67% of these car rental revenues were generated at our airport rental locations. Further reductions in levels of air travel, whether caused by general economic conditions, airfare increases (e.g., due to capacity reductions or increases in fuel costs borne by commercial airlines) or other events such as work stoppages, military conflicts, terrorist incidents, natural disasters (such as the recent volcanic ash cloud over substantial parts of Europe), epidemic diseases, or the response of governments to any of these events, could materially and adversely affect us.

We face intense competition that may lead to downward pricing, or an inability to increase prices.

The markets in which we operate are highly competitive. See "Item 1—Business—Worldwide Car Rental—Competition" and "Item 1—Business—Worldwide Equipment Rental—Competition" included in our Form 10-K. We believe that price is one of the primary competitive factors in the car and equipment rental markets and that the Internet has enabled cost-conscious customers, including business travelers, to more easily obtain the lowest rates available from car rental companies for any given trip. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to attempt to gain a competitive advantage or to compensate for declines in rental activity associated with reductions in economic activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors' pricing, or if competitive pressures lead us to match any of our competitors' downward pricing and we are not able to reduce our operating costs, our margins and results of operations could be materially and adversely impacted.

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

ITEM 1A.    RISK FACTORS (Continued)

We may not be successful in our business strategy to expand into the off-airport rental market.

We have been increasing our presence in the off-airport car rental market in the United States and intend to continue to pursue profitable growth opportunities through a combination of selected new location openings, a disciplined evaluation of and strategic changes with respect to existing locations, and the pursuit of same-store sales growth. In order to increase revenues at our existing, and any new, off-airport locations, we believe that we will need to successfully market to insurance companies and other companies that provide rental referrals to those needing cars while their vehicles are being repaired or are temporarily unavailable for other reasons, as well as to the renters themselves. Since some of our competitors have a more established presence in the off-airport car rental market than we do, it may be difficult for us to successfully market our off-airport rental car services to these individuals and organizations. In addition, revenues at new off-airport locations usually do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operation. As a result, it may take some time before various of our new facilities are profitable. See "Item 1—Business—Worldwide Car Rental—Operations" included in our Form 10-K. Our competitors, some of which have greater market share than we do in the off-airport rental market, may also try to increase their presence in that market, which could make it more difficult for this business strategy to succeed. If we are unable to grow profitably in our off-airport network and properly react to changes in market conditions, our financial condition and results of operations could be materially adversely affected.

A downsizing of our rental car fleet could require us to make additional cash payments for tax liabilities, which could be material.

The Like-Kind Exchange Program, or "LKE Program," allows tax gains on the disposition of vehicles in our car rental fleet to be deferred and has resulted in deferral of federal and state income taxes for fiscal 2007, 2008 and 2009. The LKE Program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. For strategic purposes, such as cash management and fleet reduction, we have in the past triggered some taxable gains in the LKE Program, and the bankruptcy filing of a manufacturer of vehicles in our car rental fleet has also resulted in minimal taxable gains. An extended reduction in purchases or downsizing of our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our debt matures would likely result in an extended reduction in purchases or downsizing of the fleet. See "—Our reliance on asset-backed financing to purchase cars subjects us to a number of risks, many of which are beyond our control" included in our Form 10-K.

If we are unable to purchase adequate supplies of competitively priced cars or equipment and the cost of the cars or equipment we purchase increases, our financial condition and results of operations may be materially adversely affected.

Historically we have purchased more of the cars we rent from Ford than from any other automobile manufacturer. However, our master supply and advertising agreement with Ford expires on August 31, 2010. We do not expect to extend the master supply and advertising agreement with Ford beyond its current term and to date, we have not entered into any long-term car supply arrangements with manufacturers other than Ford.

In addition, certain car manufacturers, including Ford, have adopted strategies to de-emphasize sales to the car rental industry, which they view as less profitable due to historical sales incentive and other discount programs that tended to lower the average cost of cars for fleet purchasers such as us.

ITEM 1A.    RISK FACTORS (Continued)

Furthermore, a number of the manufacturers that we purchase cars from have experienced financial difficulties, such that their ability to continue to supply us with cars on competitive terms and conditions has come into question. By way of an example, New General Motors, or "General Motors Company," which required significant government assistance during 2009, manufactured approximately 29% of the cars purchased for our U.S. car fleet and 18% of the cars purchased for our international fleet during the six months ended June 30, 2010. In the event that General Motors Company, or any other manufacturer from which we purchase cars, were to cease manufacturing and selling automobiles, we would have to increase the number of vehicles we purchase from other manufacturers, or start purchasing vehicles from one or more manufacturers from which we do not currently purchase vehicles. In addition, it is possible that a manufacturer experiencing financial difficulties could attempt to increase the cost of the cars they sell to us. There can be no guarantee that, in such a circumstance, we would be able to purchase a sufficient number of vehicles at purchase prices similar to those for the vehicles we currently purchase, or at all. If we are not able to purchase sufficient quantities of cars on competitive terms and conditions, or if a manufacturer from whom we purchase a significant number of cars or equipment is unable to continuing supplying us with cars, then the cost of the cars we purchase may increase. Reduced or limited supplies of equipment together with increased prices are risks that we also face in our equipment rental business. If we are unable to pass on any increased costs to our customers, our financial condition and results of operations may be materially and adversely affected.

Declines in the value of the non-program cars in our fleet due to decreases in residual values could adversely impact our financial condition and results of operations.

For the six months ended June 30, 2010, approximately 63% of the cars purchased in our combined U.S. and international car rental fleet were subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. We pay more to purchase these "program cars", in exchange for the car manufacturers agreeing to repurchase these cars at a specified price, or guaranteeing the depreciation rate on the cars during a specified time period. While the repurchase price and/or depreciation rate is typically subject to certain conditions, including the condition of the car, mileage and holding period requirements, the use of program cars limits our risk that the market value of a car at the time of its disposition will be less than its estimated residual value at such time.

The use of program cars enables us to determine our depreciation expense in advance. This predictability is useful to us, since depreciation is a significant cost factor in our operations. Having program cars in our fleet is also useful in managing our seasonal peak demand for fleet, because in certain cases we can, if we deem it necessary, sell certain of the program cars shortly after having acquired them. If a program car is damaged and we are unable to recover the cost of the damage from our customer or another third party or the car otherwise becomes ineligible for return or sale under the relevant program, our loss upon the disposition of the car will be larger than if the car had been a non-program car, because our initial investment in the car was larger. Over the past five years, the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs has substantially decreased due primarily to changes in the overall terms offered by automobile manufacturers under repurchase or guaranteed depreciation programs and concerns such as the credit-worthiness of the U.S. vehicle manufacturers. Accordingly, we are now bearing increased risk relating to the residual value and the related depreciation on our car rental fleet. In addition, our flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand has been reduced as the percentage of program cars in our car rental fleet has decreased materially. Any decrease in residual values, including in connection with a decline in economic activity, a decline in a manufacturers reputation due to a significant product recall, or the unexpected announcement by a manufacturer of the

ITEM 1A.    RISK FACTORS (Continued)

eventual or immediate elimination of a model or nameplate, either due to their bankruptcy or otherwise, could have a material adverse effect on residual values realized on the disposition of our non-program cars and equipment and the value of the non-program cars and equipment we own, which could materially adversely affect our financial condition and results of operations.

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

Any reduction in the value of our fleet could effectively increase our fleet costs, adversely impact our profitability and potentially lead to decreased capacity in our asset-backed vehicle financing facilities due to the collateral requirements for such facilities which effectively increase as market values for vehicles decrease. As a result, our ability to utilize our asset-backed vehicle financing programs to acquire new vehicles for our rental fleet may be limited. In addition, if disposal of vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising and as a result we failed to meet the minimum required collateral levels, the principal under our asset-backed financing facilities may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our vehicle program subsidiary. If that were to occur, the holders of our asset-backed debt may have the ability to exercise their right to direct the trustee to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

ITEM 1A.    RISK FACTORS (Continued)

We may not be successful in implementing our strategy of reducing operating costs, and/or our cost reduction initiatives may have other adverse consequences.

As a result of the challenging economic environment, we are implementing initiatives to reduce our operating expenses. These initiatives include headcount reductions, business process outsourcing, business process re-engineering and internal reorganization, as well as other expense controls. We cannot assure you that we will be able to implement our cost reduction initiatives successfully, or at all. For the six months ended June 30, 2010, we incurred $38.3 million of restructuring and restructuring related costs associated with our cost reduction initiatives, and we anticipate incurring further expenses throughout the remainder of 2010, some of which may be material in the period in which they are incurred.

Even if we are successful in our cost reduction initiatives, we may face other risks associated with our plans, including declines in employee morale or the level of customer service we provide, the efficiency of our operations or the effectiveness of our internal controls. Any of these risks could have a material adverse impact on our results of operations, financial condition and cash flows. In addition, investors or securities analysts who cover Hertz Holdings' common stock may not agree that these changes will be beneficial, and Hertz Holdings' stock price may decline as a result.

An impairment of our goodwill and/or our indefinite lived intangible assets could have a material non-cash adverse impact on our results of operations.

We review our goodwill and indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. We have performed our annual impairment tests for goodwill and indefinite lived intangible assets during the fourth quarter of 2009 and concluded that there was no impairment related to our goodwill and our indefinite-lived intangible assets. We have taken a number of actions as described elsewhere in our Form 10-K to mitigate the impact of these negative factors on our projected future cash flows. However, if further economic deterioration occurs, we may be required to record additional charges for goodwill and/or indefinite lived intangible asset impairments in the future, which could have a material adverse non-cash impact on our results of operations.

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

ITEM 1A.    RISK FACTORS (Continued)

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

ITEM 1A.    RISK FACTORS (Continued)

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

Favorable brand recognition is important to our future success. While our Hertz brand name is one of the most recognized in the world, factors affecting brand recognition are often outside our control, and our efforts to maintain or enhance favorable brand recognition, such as making significant investments in marketing and advertising campaigns, may not have their desired effects. In addition, although our licensing partners are subject to contractual requirements to protect our brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions. Any decline in perceived favorable recognition of our brands could materially and adversely affect our results of operations.

ITEM 1A.    RISK FACTORS (Continued)

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

We may pursue strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We will continue to consider opportunistic strategic transactions, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve numerous risks, including:

  •
  potential disruption of our ongoing business and distraction of management;

  •
  difficulty integrating acquired businesses or segregating assets to be disposed of;

  •
  exposure to unknown and/or contingent or other liabilities, including litigation arising in connection with the acquisition, disposition and/or against any businesses we may acquire; and

  •
  changing our business profile in ways that could have unintended consequences.

If we enter into significant strategic transactions in the future, related accounting charges may affect our financial condition and results of operations, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. Conversely, any material disposition could reduce our indebtedness or require the amendment or refinancing of a portion of our outstanding indebtedness. We may not be successful in addressing these risks or any other problems encountered in connection with any strategic transactions.

If Hertz Holdings' experiences a change in ownership of a material percentage of its equity without obtaining certain approvals, our results of operations and financial condition could be materially adversely affected.

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

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the cars and equipment rented or sold by us, and for workers' compensation claims and other employment-related claims by our employees. Currently, we generally self-insure up to $10 million per

ITEM 1A.    RISK FACTORS (Continued)

occurrence in the United States and Europe for vehicle and general liability exposures, and we also maintain insurance with unaffiliated carriers in excess of such levels up to $200 million per occurrence for the current policy year, or in the case of international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See "Item 1—Business—Risk Management" and "Item 3—Legal Proceedings" included in our Form 10-K.

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

We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including expenditures for the cleanup of contamination at or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. We cannot assure you that compliance with existing or future environmental legislation and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows. See "Item 1—Business—Governmental Regulation and Environmental Matters" included in our Form 10-K.

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

The optional liability insurance policies and products providing insurance coverage in our domestic car rental operations are conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance providers. In our international car rental operations, our offering of optional products providing insurance coverage historically has not been regulated. See "Item 1—Business—Risk Management" included in our Form 10-K for further discussion regarding how changes in the regulation of insurance intermediaries may affect us internationally. Any changes in U.S. or foreign law that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations could be materially adversely affected.

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

ITEM 1A.    RISK FACTORS (Continued)

Investment funds associated with Clayton, Dubilier & Rice, LLC, The Carlyle Group and BAML Capital Partners (formerly Merrill Lynch Global Private Equity) will continue to exercise significant control over Hertz's management and policies, and may have interests that differ from yours.

Investment funds associated with Clayton, Dubilier & Rice, LLC, The Carlyle Group and BAML Capital Partners (formerly Merrill Lynch Global Private Equity) (collectively, referred to as the "Sponsors") currently beneficially own approximately 51%, in the aggregate of the outstanding shares of the common stock of Hertz Holdings and, following the proposed merger with Dollar Thrifty, would own approximately 49% of Hertz Holdings' common stock in the aggregate, without giving effect to the issuance by Hertz Holdings of shares of its common stock pursuant to currently vested equity compensation awards with respect to Hertz Holdings' common stock or to currently vested options to purchase Dollar Thrifty common stock that will be converted into options to purchase Hertz Holdings common stock in the merger or to options or equity compensation awards that will vest prior to the closing, including options for which the vesting is accelerated in connection with the closing. These funds and Hertz Holdings are parties to a stockholders agreement, pursuant to which the funds have agreed to vote in favor of nominees to Hertz Holdings' board of directors nominated by the other funds. As a result, the Sponsors control Hertz Holdings and its board of directors, and will continue to have significant influence over matters requiring stockholder approval and our policy and affairs for so long as the investment funds associated with the Sponsors continue to hold a significant amount of Hertz Holdings common stock. There can be no assurance that the interests of the Sponsors will not conflict with those of other Hertz Holdings stockholders. The Sponsors have the ability to prevent any transaction that requires the approval of stockholders, including many possible change in control transactions, regardless of whether or not other Hertz Holdings stockholders believe that such a transaction is in their own best interests. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly with us. One or more of the Sponsors may also pursue acquisition opportunities and other corporate opportunities that may be complementary to our business and as a result, those opportunities may not be available to us. So long as the Sponsors continue to have influence over the election of directors or directly or indirectly own a significant percentage of the outstanding shares of Hertz Holdings common stock, even if this percentage is less than 50%, the Sponsors will continue to be able to strongly influence our decisions.

In addition, Hertz Holdings is currently a "controlled company" within the meaning of the New York Stock Exchange, or "NYSE," rules because the investment funds associated with the Sponsors, who beneficially own over 50% of Hertz Holdings' outstanding common stock in the aggregate, are parties to the stockholders agreement, and Hertz Holdings is therefore not required to comply with certain corporate governance requirements of the NYSE. Under the stockholders agreement, these funds currently have the right to nominate all of the directors of Hertz Holdings. It is expected that Hertz Holdings will cease to be a controlled company within the meaning of the NYSE rules following the merger with Dollar Thrifty. In such event, the stockholders agreement provides that, if required to comply with NYSE rules, the number of directors that each of these funds is entitled to nominate may be reduced, or the board may be expanded. However, certain other provisions of the stockholders agreement will remain in effect, and Hertz Holdings will continue to be subject to, and the rights of Dollar Thrifty stockholders will consequently be impacted by, the stockholders agreement following the merger.

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to Our Substantial Indebtedness

Our substantial level of indebtedness could adversely affect our results of operations, cash flows and ability to compete in our industry.

As of June 30, 2010, we had debt outstanding of $11,316.9 million and a debt to equity ratio, calculated using the total amount of our outstanding debt net of unamortized discounts, of 4.9 to 1. Our substantial debt could have important consequences to us. For example, it could:

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

While the terms of the instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us, our subsidiaries or Hertz Holdings from incurring additional indebtedness in the future and the indebtedness that we and our subsidiaries may incur may be substantial. As of June 30, 2010, our senior secured credit facilities provided us commitments for additional aggregate borrowings (subject to borrowing base limitations) of approximately $1,591.7 million, and permitted additional borrowings beyond those commitments under certain circumstances. For a detailed description of the amounts we have available as of June 30, 2010

ITEM 1A.    RISK FACTORS (Continued)

under certain of our debt facilities, see "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities," included in this Report. As of June 30, 2010, the instruments governing our asset-backed fleet debt facilities in the United States and elsewhere provided commitments for additional aggregate borrowings of up to $1,100.8 million, subject to borrowing base limitations. If new debt is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness.

The third-party insurance companies that provide credit enhancements in the form of financial guarantees of the Series 2005-1 and 2005-2 Rental Car Asset Backed Notes, or the "2005 Notes," could face financial instability due to factors beyond our control.

MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," provide credit enhancements in the form of financial guarantees for our 2005 Notes, with each providing guarantees for approximately half of the $2,184.9 million in principal amount of the 2005 Notes that was outstanding as of June 30, 2010, all of which matures in 2010. Each of MBIA and Ambac has been downgraded one or more times and is on review for further credit downgrade or under developing outlook by one or more credit ratings agencies. In addition, in March 2010, Ambac acquiesced to the request by the Wisconsin Office of the Commissioner of Insurance, or "OCI," to establish a segregated account with respect to certain of Ambac's liabilities and the OCI commenced rehabilitation proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of those liabilities. Ambac has publicly stated that it has insufficient capital to finance its debt service and operating expense requirements beyond the second quarter of 2011 and may need to seek bankruptcy protection. If certain insolvency related events were to occur with respect to Ambac or MBIA, we would be required to apply a proportional amount of all rental payments by us to Hertz Vehicle Financing LLC or "HVF" and all car disposition proceeds under the affected series of 2005 Notes, to pay down the amounts owed under the affected series of 2005 Notes instead of applying those proceeds to purchase additional cars and/or distributing those amounts to our subsidiaries for working capital purposes. If these events continued for 30 days, holders of the affected series of 2005 Notes would have the right to instruct the trustee to foreclose on our rental car vehicles in order to generate proceeds to repay the principal amount of the affected series of 2005 Notes. If our available cash and other funding sources were not sufficient to repay the affected series of 2005 Notes, we would be required to renegotiate with our lenders or raise additional funds, and there is no assurance that we would be successful in such renegotiation or the raising of such funds. If any of the above occurs, it could lead to consequences that have a material adverse effect on our liquidity, business, financial condition and results of operations.

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

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleets. As of June 30, 2010, Hertz and several of its subsidiaries, including certain special purpose entities, had an aggregate of $7.1 billion of rental car asset-backed financing outstanding. Although we recently completed the refinancing of our International Fleet Debt Facilities, Belgian Fleet Financing Facility and the France and Netherlands portions of our International ABS Fleet Financing Facility, we

ITEM 1A.    RISK FACTORS (Continued)

expect that we will need to continue to periodically access asset-backed financing in the future. If we are unable to secure asset-backed financing when needed on favorable terms, or at all, our cost of financing could increase significantly and have a material adverse effect on our liquidity, interest costs, financial condition and results of operations.

Substantially all of our consolidated assets have been pledged to secure certain of our outstanding indebtedness.

As of June 30, 2010, substantially all of our consolidated assets, including our car and equipment rental fleets, have been pledged for the benefit of the lenders under our Senior Credit Facilities or are subject to securitization facilities in connection with our U.S. Fleet Debt and International ABS Fleet Financing Facility and our other fleet debt facilities. Additionally, the Euro Notes and European Credit Facility are secured by liens on certain non-U.S. assets. As a result, the lenders under these facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors. Moreover, holders of our unsecured indebtedness may receive less, ratably, than the holders of our senior debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing" included in our Form 10-K. As discussed below, the pledge of these assets and other restrictive covenants in our debt agreements may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility and force us to attempt to incur additional unsecured indebtedness, which may not be available to us.

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial flexibility.

Certain of our credit facilities, including our Senior Credit Facilities and the indentures governing our 8.875% senior notes due 2014, the "Senior Dollar Notes," our 10.5% senior subordinated notes due 2016, or the "Senior Subordinated Notes" and our Euro-denominated 7.875% senior notes due 2014, the "Senior Euro Notes," and, together with the Senior Dollar Notes, the "Senior Notes," contain covenants that, among other things, restrict Hertz's and its subsidiaries' ability to:

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

ITEM 1A.    RISK FACTORS (Continued)

  •
  change the business conducted by us; and

  •
  engage in certain transactions with affiliates.

In addition, under our Senior Credit Facilities, we are required to comply with financial covenants. If we fail to maintain a specified minimum level of borrowing capacity under our senior secured asset based loan facility, or the "Senior ABL Facility," we will then be subject to financial covenants under that facility, including covenants that will obligate us to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to fixed charges coverage ratio. The financial covenants in our senior secured term loan facility, or the "Senior Term Facility," include obligations to maintain a specified debt to Corporate EBITDA leverage ratio and a specified Corporate EBITDA to interest expense coverage ratio for specified periods. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation and amortization and "Corporate EBITDA" means "EBITDA" as that term is defined under Hertz's Senior Credit Facilities, which is generally consolidated net income before net interest expense (other than interest expense relating to certain car rental fleet financing), consolidated income taxes, consolidated depreciation (other than depreciation related to the car rental fleet) and amortization and before certain other items, in each case as more fully described in the agreements governing Hertz's Senior Credit Facilities. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to other risks identified in our Form 10-K. The breach of any of these covenants or restrictions could result in a default under either our Senior Credit Facilities or the indentures governing the Senior Notes and the Senior Subordinated Notes. In any such case, we may be unable to make borrowings under the Senior Credit Facilities and may not be able to repay the amounts due under the Senior Credit Facilities and the Senior Notes and Senior Subordinated Notes. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. As of June 30, 2010, we were in compliance with all of these financial covenants.

The Euro Notes and the European Credit Facility contain similar covenants to those outlined above, including certain limitations on the incurrence of indebtedness and certain limitations on payments such as dividends and distributions. These restrictions may limit the availability of funds available to us to help us make payments on our indebtedness.

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

The indentures governing our Senior Notes and Senior Subordinated Notes and the Euro Notes and the agreements governing our Senior Credit Facilities, the European Credit Facility and U.S. Fleet Debt facilities contain numerous covenants, and in certain cases require us to meet certain financial ratios and tests which utilize Corporate EBITDA. In addition, under the agreements governing certain segments of our U.S. Fleet Debt we are required to have a financial guarantee from a third-party insurance company.

ITEM 1A.    RISK FACTORS (Continued)

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

A significant portion of our outstanding debt, including borrowings under the Senior Credit Facilities, the International ABS Fleet Financing Facility, the European Credit Facility and certain of our other outstanding debt securities, bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could adversely affect our liquidity and results of operations. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks—Interest Rate Risk" included in our Form 10-K.

Risks Related to Acquisition of Dollar Thrifty

If Hertz Holdings acquires Dollar Thrifty Automotive Group, or "Dollar Thrifty," in addition to the risks described below, we may be subject to the risks and uncertainties associated with Dollar Thrifty's business. See "Item 1A—Risk Factors" in the Dollar Thrifty Form 10-K for the fiscal year ended December 31, 2009 for a discussion of these risks. This item is not incorporated by reference into this quarterly report on Form 10-Q and you should not consider the contents of this item to be a part of this quarterly report on Form 10-Q.

If Hertz Holdings is unable to complete its contemplated acquisition of Dollar Thrifty Automotive Group, our expected financial results could be adversely affected.

On April 25, 2010, Hertz Holdings entered into a definitive merger agreement under which Hertz Holdings agreed to acquire Dollar Thrifty, in a cash and stock transaction valued on that date at $41.00 per share, or a total of $1.27 billion. Consummation of the merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and the approval of Dollar Thrifty's shareholders. If any condition to the merger is not satisfied or waived, the merger will not be completed. Hertz Holdings and Dollar Thrifty also may terminate the merger agreement under certain circumstances. Avis Budget Group, Inc., or "Avis," has submitted an offer to Dollar Thrifty, proposing to acquire Dollar Thrifty for $46.50 per share in a combination of cash and Avis stock. Any or all of the preceding could jeopardize our ability to consummate the merger on the already negotiated terms. To the extent the transaction is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and Hertz Holdings stock price, financial condition and results of operations may be adversely affected.

ITEM 1A.    RISK FACTORS (Continued)

Even if the Dollar Thrifty acquisition is consummated, we may fail to realize all of the anticipated benefits of the acquisition.

Hertz Holdings agreed to acquire Dollar Thrifty because it believes that the merger will be beneficial to Hertz Holdings and its stockholders. To realize these anticipated benefits, after the completion of the merger, we expect to achieve significant cost savings as we integrate our respective businesses. However, there is no assurance that if the Dollar Thrifty acquisition is consummated, we will be able to integrate the operations of Dollar Thrifty without encountering unexpected difficulties, including unanticipated costs, difficulty in retaining customers, challenges associated with information technology integration, and failure to retain key employees. We may also incur substantial delays or costs in connection with the completion of the acquisition, including with respect to any legal proceedings instituted against us or Dollar Thrifty as a result of the acquisition. Multiple class action lawsuits have been filed seeking to block consummation of the merger. Additionally, as a condition to their approval of the merger, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company's business. Any or all of the preceding could jeopardize our ability to obtain the anticipated benefits of the merger, which could have a material adverse effect on Hertz Holdings' stock price, financial condition and results of operations.

Our failure or inability to replenish our liquidity before the closing of the Dollar Thrifty merger may require us to make significant operational changes to our business, which could adversely affect our financial performance.

The merger is not conditioned on receipt of financing by us; however, we will seek to replenish our liquidity prior to the closing of the merger. While we are currently exploring alternatives with respect to debt offerings and other financings, there can be no assurance that we will be able to raise this financing on acceptable terms or at all prior to the merger. If we are unable prior to the merger to generate additional liquidity on acceptable terms or at all, such inability may trigger provisions in our credit facilities that would have a negative impact on our operational and financial flexibility and we may be required to make significant operational changes to our business (including, without limitation, reducing the size of our rental fleet, reducing the percentage of our car rental fleet subject to repurchase or guaranteed depreciation programs or reducing or delaying capital expenditures), which could adversely affect our financial performance.

ITEM 6.    EXHIBITS

(a)
Exhibits:

Exhibit Number	Description
4.9.34	Amended and Restated Series 2009-2 Supplement, dated as of June 18, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A. as Trustee**
4.9.35
Series 2010-1 Supplement, dated as of July 22, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A. as Trustee**
10.5	Form of Director Indemnification Agreement (restated form used for agreements entered into after April 2009)**
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on August 6, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010	THE HERTZ CORPORATION (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
4.9.34	Amended and Restated Series 2009-2 Supplement, dated as of June 18, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A. as Trustee**
4.9.35
Series 2010-1 Supplement, dated as of July 22, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A. as Trustee**
10.5	Form of Director Indemnification Agreement (restated form used for agreements entered into after April 2009)**
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on August 6, 2010.