Form 10-Q
period 2010-09-30
HERTZ CORP
filed 2010-11-09
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 9, 2010, all of the common stock of the Registrant was owned by its affiliate, Hertz Investors, Inc. As of November 9, 2010, 100 shares of the Registrant's common stock (par value $0.01 per share) were issued and outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of September 30, 2010, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and September 30, 2009. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 9, 2010

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,483,269	$985,467
Restricted cash and cash equivalents	739,571	365,159
Receivables, less allowance for doubtful accounts of $20,086 and $21,268	1,674,946	1,329,647
Inventories, at lower of cost or market	87,615	93,415
Prepaid expenses and other assets	320,715	289,990
Revenue earning equipment, at cost:
Cars	9,281,200	8,205,579
Less accumulated depreciation	(1,161,781)	(1,186,299)
Other equipment	2,724,937	2,582,029
Less accumulated depreciation	(1,043,576)	(749,724)

Total revenue earning equipment	9,800,780	8,851,585

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,062,154	1,023,891
Service equipment and other	880,550	838,906

	1,942,704	1,862,797
Less accumulated depreciation	(782,204)	(674,668)

Total property and equipment	1,160,500	1,188,129

Other intangible assets, net	2,554,929	2,597,682
Goodwill	295,825	295,350

Total assets	$18,118,150	$15,996,424

LIABILITIES AND EQUITY
Due to Hertz affiliate	$1,002	$7,569
Accounts payable	928,108	658,671
Accrued liabilities	1,115,634	1,022,758
Accrued taxes	209,911	125,806
Debt	11,664,973	9,997,014
Public liability and property damage	286,536	277,828
Deferred taxes on income	1,382,667	1,432,705

Total liabilities	15,588,831	13,522,351

Commitments and contingencies (Note 16)
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,442,008	3,410,518
Accumulated deficit	(962,392)	(950,407)
Accumulated other comprehensive income (loss)	32,094	(3,331)

Total The Hertz Corporation and Subsidiaries stockholder's equity	2,511,710	2,456,780
Noncontrolling interest	17,609	17,293

Total equity	2,529,319	2,474,073

Total liabilities and equity	$18,118,150	$15,996,424

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Car rental	$1,862,600	$1,724,887	$4,842,154	$4,436,691
Equipment rental	281,138	280,281	783,815	836,421
Other	42,566	36,247	100,809	87,673

Total revenues	2,186,304	2,041,415	5,726,778	5,360,785

Expenses:
Direct operating	1,157,485	1,118,596	3,245,521	3,062,489
Depreciation of revenue earning equipment	501,009	499,050	1,416,902	1,468,228
Selling, general and administrative	168,687	179,732	508,407	487,903
Interest expense	190,352	158,076	537,162	482,930
Interest and other income, net	(1,355)	(1,066)	(10,424)	(52,596)

Total expenses	2,016,178	1,954,388	5,697,568	5,448,954

Income (loss) before income taxes	170,126	87,027	29,210	(88,169)
Provision for taxes on income	(21,750)	(49,445)	(15,782)	(24,406)

Net income (loss)	148,376	37,582	13,428	(112,575)
Less: Net income attributable to noncontrolling interest	(4,664)	(4,443)	(12,915)	(11,408)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$143,712	$33,139	$513	$(123,983)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$13,428	$(112,575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,416,902	1,468,228
Depreciation of property and equipment	116,238	119,712
Amortization of other intangible assets	48,990	50,161
Amortization and write-off of deferred financing costs	55,001	41,444
Amortization of debt discount	16,693	20,572
Stock-based compensation charges	28,011	26,603
Loss on derivatives	16,406	3,853
Amortization of cash flow hedges	56,836	52,227
Provision for losses on doubtful accounts	15,203	22,459
Asset writedowns	19,523	26,463
Deferred taxes on income	(14,015)	144,201
Gain on sale of property and equipment	(2,660)	(1,149)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(93,506)	(26,962)
Inventories, prepaid expenses and other assets	(47,589)	2,091
Accounts payable	203,179	(188,137)
Accrued liabilities	(72,945)	(203,982)
Accrued taxes	14,952	(112,993)
Public liability and property damage	12,720	(27,047)

Net cash provided by operating activities	1,803,367	1,305,169

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(378,796)	330,627
Revenue earning equipment expenditures	(7,144,387)	(5,194,514)
Proceeds from disposal of revenue earning equipment	5,089,044	4,162,671
Property and equipment expenditures	(134,269)	(68,970)
Proceeds from disposal of property and equipment	25,459	6,140
Acquisitions, net of cash acquired	(12,074)	(76,212)
(Purchase) sale of short-term investments, net	3,171	(4,169)
Other investing activities	1,694	652

Net cash used in investing activities	$(2,550,158)	$(843,775)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Nine Months Ended September 30,
	2010	2009
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$2,133,958	$7,151
Payment of long-term debt	(2,074,930)	(814,099)
Short-term borrowings:
Proceeds	422,896	324,576
Payments	(528,333)	(272,559)
Proceeds (payments) under the revolving lines of credit, net	1,406,666	(374,846)
Distributions to noncontrolling interest	(12,600)	(11,900)
Capital invested by parent	—	990,117
Proceeds from employee stock purchase plan	1,857	1,846
Loan with Hertz affiliate	(6,567)	891
Payment of financing costs	(51,515)	(40,888)
Dividends paid	(12,500)	—

Net cash provided by (used in) financing activities	1,278,932	(189,711)

Effect of foreign exchange rate changes on cash and cash equivalents	(34,339)	56,680

Net increase in cash and cash equivalents during the period	497,802	328,363
Cash and cash equivalents at beginning of period	985,467	593,997

Cash and cash equivalents at end of period	$1,483,269	$922,360

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$436,461	$557,174
Income taxes	41,451	20,721
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$439,218	$207,720
Sales of revenue earning equipment included in receivables	755,097	358,013
Purchases of property and equipment included in accounts payable	26,251	12,629
Sales of property and equipment included in receivables	8,352	8,741

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

As of September 30, 2010, we had $11,665.0 million of total indebtedness outstanding. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of September 30, 2010 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet financing facilities. For a description of these amounts, see Note 8—Debt.

Based on our current availability under our various credit facilities and our business plan, we believe we have sufficient liquidity to meet our debt maturities over the next twelve months. See Note 8—Debt.

For a description of 2010 financing activities, see Note 8—Debt.

As of September 30, 2010, we have approximately $217.7 million of remaining international fleet debt outstanding that matures in December 2010. We are currently in discussions regarding our remaining refinancing options, and based on these discussions and our ability to access the capital markets, we

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

expect to refinance the remaining debt maturing in December 2010 on or prior to maturity. In the event financing is not available or is not available on terms we deem acceptable, we would expect to utilize our corporate liquidity (availability under corporate debt facilities plus unrestricted cash) to repay these obligations.

The agreements governing our corporate indebtedness require us to comply with two key covenants based on a consolidated leverage ratio and a consolidated interest expense coverage ratio. Our failure to comply with the obligations contained in any agreements governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt becoming immediately due and payable and could further result in a cross default or cross acceleration of our debt issued under other instruments. As of September 30, 2010, we were in compliance with all of these financial covenants.

MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," provide credit enhancements in the form of financial guarantees for our Series 2005-1 and 2005-2 Rental Car Asset-Backed Notes, or the "2005 Notes," with each providing guarantees for approximately half of the $875.0 million in principal amount of the 2005 Notes that was outstanding as of September 30, 2010, all of which matures during 2010.

An event of bankruptcy with respect to MBIA or Ambac between now and the maturities of the 2005 Notes in 2010 would result in an amortization event under the portion of the 2005 Notes guaranteed by the affected insurer. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders. Ambac has publicly stated that it has insufficient capital to finance its debt service and operating expense requirements beyond the second quarter of 2011 and may need to seek bankruptcy protection. Accordingly, if a bankruptcy of MBIA or Ambac were to occur prior to the 2005 Notes maturing, we expect that we would use our corporate liquidity and the borrowings under or proceeds from these recent financings to pay down the amounts owed under the affected series of 2005 Notes. The Series 2009-1 Notes, Series 2009-2 Notes, Series 2009-2 Class B Notes or the Series 2010-1 Notes are not guaranteed.

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

In our Consolidated Statements of Cash Flows, we net cash flows from revolving borrowings in the line item "Proceeds (payments) under the revolving lines of credit, net." The contractual maturities of such borrowings may exceed 90 days in certain cases.

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of September 30, 2010 and December 31, 2009, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $663.4 million and $295.0 million, respectively. The increase in restricted cash associated with our Fleet Debt of $368.4 million from December 31, 2009 to September 30, 2010, was primarily related to the timing of purchases and sales of revenue earning vehicles.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 5—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment, for the periods presented (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2010
Goodwill	$335.8	$654.5	$990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	292.8	2.6	295.4

Goodwill acquired during the period	—	0.8	0.8
Other changes during the period(1)	(0.4)	—	(0.4)

Balance as of September 30, 2010
Goodwill	335.4	655.3	990.7
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$292.4	$3.4	$295.8

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2009
Goodwill	$307.1	$651.9	$959.0
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	264.1	—	264.1

Goodwill acquired during the year	24.0	2.4	26.4
Other changes during the year(1)	4.7	0.2	4.9

Balance as of December 31, 2009
Goodwill	335.8	654.5	990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$292.8	$2.6	$295.4

(1)
Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$601.6	$(290.1)	$311.5
Other(1)	52.5	(17.3)	35.2

Total	654.1	(307.4)	346.7

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,862.3	$(307.4)	$2,554.9

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$600.6	$(246.5)	$354.1
Other(1)	50.0	(12.0)	38.0

Total	650.6	(258.5)	392.1

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	15.6	—	15.6

Total	2,205.6	—	2,205.6

Total other intangible assets, net	$2,856.2	$(258.5)	$2,597.7

(1)
Other amortizable intangible assets primarily consist of our Advantage trade name and concession rights, reacquired franchise rights, non-compete agreements and technology-related intangibles.

(2)
Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of other intangible assets for the three months ended September 30, 2010 and 2009, was approximately $16.3 million and $17.0 million, respectively, and for the nine months ended September 30, 2010 and 2009, was approximately $49.0 million and $50.1 million, respectively. Based on our amortizable intangible assets as of September 30, 2010, we expect amortization expense to be approximately $16.2 million for the remainder of 2010 and range from $58.2 million to $64.5 million for each of the next five fiscal years.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

During the nine months ended September 30, 2010, we added eight car rental locations by acquiring former franchisees in our domestic car rental operations and four equipment rental locations related to external acquisitions done within our equipment rental operations. Total intangible assets acquired during the nine months ended September 30, 2010 was $6.6 million, of which $4.0 million and $2.6 million was allocated to amortizable intangible assets and indefinite-lived intangible assets, respectively. Each of these transactions has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of the acquired locations from the dates of acquisition are included in our Consolidated Statements of Operations.

Note 6—Taxes on Income

The effective tax rate for the three and nine months ended September 30, 2010 was 12.8% and 54.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2009 was 56.8% and (27.7)%, respectively. The provision for taxes on income of $21.7 million in the three months ended September 30, 2010 decreased from $49.5 million in the three months ended September 30, 2009. The decrease was primarily due to the mix of income before income taxes in various taxing jurisdictions and discrete benefits recorded in the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The provision for taxes on income was $15.8 million in the nine months ended September 30, 2010, a decrease from $24.4 million in the nine months ended September 30, 2009. The year-over-year decrease in tax expense was primarily due to the mix of income before income taxes in various taxing jurisdictions and discrete benefits recorded in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Note 7—Depreciation of Revenue Earning Equipment

Depreciation of revenue earning equipment includes the following (in millions of dollars):

	Three Months Ended September 30,
	2010	2009
Depreciation of revenue earning equipment	$471.3	$480.3
Adjustment of depreciation upon disposal	10.6	0.8
Rents paid for vehicles leased	19.1	18.0

Total	$501.0	$499.1

	Nine Months Ended September 30,
	2010	2009
Depreciation of revenue earning equipment	$1,332.8	$1,350.5
Adjustment of depreciation upon disposal	38.0	64.5
Rents paid for vehicles leased	46.1	53.2

Total	$1,416.9	$1,468.2

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2010 and 2009, included a net loss of $7.1 million and a net gain of $2.5 million, respectively, on the disposal of vehicles used in our car rental operations and net losses of $3.5 million and $3.3 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2010 and 2009, included net losses of $27.6 million and $24.2 million, respectively, on the disposal of vehicles used in our car rental operations and net losses of $10.4 million and $40.3 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the nine months ended September 30, 2010, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net increases of $5.7 million and $16.6 million in depreciation expense for the three and nine months ended September 30, 2010, respectively. During the nine months ended September 30, 2010, depreciation rate changes in our equipment rental operations resulted in net increases of $2.7 million in depreciation expense.

For the three months ended September 30, 2010 and 2009, our worldwide car rental operations sold approximately 41,600 and 45,200 non-program cars, respectively, an 8.0% year-over-year decrease primarily due to an increase in rental demand which required us to maintain our fleet size. For the nine months ended September 30, 2010 and 2009, our worldwide car rental operations sold approximately 126,900 and 113,000 non-program cars, respectively, a 12.3% year-over-year increase primarily due to a higher average fleet size.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 8—Debt

Our debt consists of the following (in millions of dollars):

	September 30, 2010	December 31, 2009
Corporate Debt
Senior Term Facility, average interest rate: 2010, 2.0%; 2009, 2.0% (effective average interest rate: 2010, 2.0%; 2009, 2.0%); net of unamortized discount: 2010, $10.4; 2009, $13.9	$1,338.0	$1,344.7
Senior ABL Facility; net of unamortized discount: 2010, $6.2; 2009, $9.6	(6.2)	(9.6)
Senior Notes, average interest rate: 2010, 8.7%; 2009, 8.7%	2,037.3	2,054.7
2010 Senior Notes, average interest rate: 2010, 7.5%	700.0	—
Senior Subordinated Notes, average interest rate: 2010, 10.5%; 2009, 10.5%	518.5	518.5
Promissory Notes, average interest rate: 2010, 7.5%; 2009, 7.3% (effective average interest rate: 2010, 7.5%; 2009, 7.4%); net of unamortized discount: 2010, $2.8; 2009, $3.3	342.8	391.4
Other borrowings, average interest rate: 2010, 4.8%; 2009, 7.6%	22.4	22.3

Total Corporate Debt	4,952.8	4,322.0

Fleet Debt
U.S. Fleet Debt, average interest rate: 2010, 4.0%; 2009, 4.7% (effective average interest rate: 2010, 4.0%; 2009, 4.7%); net of unamortized discount: 2010, $13.4; 2009, $16.7	4,588.7	4,058.3
International Fleet Debt(1), average interest rate: 2009, 2.1% (effective average interest rate: 2009, 2.2%); net of unamortized discount: 2009, $8.7	—	705.3
International ABS Fleet Financing Facility, average interest rate: 2010, 4.5%; 2009, 3.6%; (effective average interest rate: 2010, 4.5%; 2009, 3.6%); net of unamortized discount: 2010, $0.2; 2009, $5.7	130.8	383.2
European Securitization, average interest rate: 2010, 4.5%; (effective average interest rate: 4.5%); net of unamortized discount: 2010, $1.2	401.1	—
Fleet Financing Facility, average interest rate: 2010, 1.5%; 2009, 1.5% (effective average interest rate: 2010, 1.5%; 2009, 1.5%); net of unamortized discount: 2010, $0.4; 2009, $0.8	162.6	147.2
Brazilian Fleet Financing Facility, average interest rate: 2010, 11.3%; 2009, 13.3%	86.9	69.3
Canadian Fleet Financing Facility, average interest rate: 2010, 1.0%; 2009, 0.5%	117.0	55.6
Belgian Fleet Financing Facility(1), average interest rate: 2009, 1.8%	—	33.7
Capitalized Leases, average interest rate: 2010, 4.0%; 2009, 4.8%	386.3	222.4
Euro Notes(1), average interest rate: 2010, 8.5% (effective average interest rate: 2010, 8.5%); net of unamortized discount: 2010, $2.7	540.7	—
European Credit Facility(1), average interest rate: 2010, 4.4%	298.1	—

Total Fleet Debt	6,712.2	5,675.0

Total Debt	$11,665.0	$9,997.0

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows: 2011, $4,191.0 (including $3,190.2 of other short-term borrowings); 2012, $179.6; 2013, $1,969.3; 2014, $2,274.8; 2015, $1,413.5; after 2015, $1,674.1.

Our short-term borrowings of $3,190.2 million as of September 30, 2010 include, among other items, the amounts outstanding under our International ABS Fleet Financing Facility, European Securitization, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Capitalized Leases and European Credit Facility. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not expire at the time of the short-term debt maturity except for our International ABS Fleet Financing Facility and Brazilian Fleet Financing Facility which mature in December 2010.

As of September 30, 2010, there were outstanding standby letters of credit totaling $678.0 million. Of this amount, $423.5 million has been issued for the benefit of certain of our noteholders of our various asset-backed securities, "ABS," facilities, or our "ABS Program," ($200.0 million of which was issued by Ford and $223.5 million of which was issued under the Senior Credit Facilities) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have indemnified the policy issuers for any losses) in the United States, Canada and Europe and to support airport concession obligations in the United States, Canada and Europe. In November 2010, the "Ford" letter of credit by its terms will expire in conjunction with the maturity of the 2005 Notes.

U.S. Fleet Debt

In June 2010, Hertz Vehicle Financing, LLC, or "HVF," our wholly-owned subsidiary, issued $184.3 million in aggregate principal amount of 3-year and 5-year Subordinated Series 2009-2 Rental Car Asset Backed Notes, Class B, or the "Series 2009-2 Class B Notes." The 3-year notes carry a 4.94% coupon (5.00% yield at issuance) and the 5-year notes carry a 5.93% coupon (6.01% yield at issuance) with expected final maturities in 2013 and 2015, respectively. The net proceeds of the offering were used to purchase vehicles under our ABS Program, used to pay other ABS indebtedness or distributed to Hertz and used for general corporate purposes. The Series 2009-2 Class B Notes are included in U.S. Fleet Debt. As of September 30, 2010, $184.3 million in borrowings were outstanding under the Series 2009-2 Class B Notes.

Euro Notes and European Credit Facility

In June 2010, we issued EUR 400 million (the equivalent of $543.4 million as of September 30, 2010) aggregate principal amount of 8.5% Senior Secured Notes due 2015, or the "Euro Notes," and entered into a EUR 220 million (the equivalent of $298.9 million) revolving credit facility that matures in 2013, or the "European Credit Facility." The net proceeds of the Euro Notes and European Credit Facility were used to refinance our International Fleet Debt and Belgian Fleet Financing Facility, both of which were due to mature in December 2010, and the excess was used for general corporate purposes. The Euro Notes and the European Credit Facility are the primary fleet financing for our rental car operations in Germany, Italy, Spain, Belgium, Luxembourg and Switzerland. The Euro Notes and the European Credit Facility are guaranteed on a senior unsecured basis by Hertz and certain U.S. subsidiaries of Hertz and on a senior secured basis by certain non-U.S. subsidiaries of Hertz.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Third Quarter Events

In July 2010, we entered into a EUR 400 million (the equivalent of $543.4 million as of September 30, 2010) asset-backed securitization facility, or "European Securitization," which matures in 2012, the proceeds of which were used to refinance the portion of our existing International ABS Fleet Financing Facility relating to France and the Netherlands, which was due to mature in December 2010.

In addition, in July 2010, HVF issued approximately $750 million in aggregate principal amount of 3-year, 5-year and 7-year Series 2010-1 Rental Car Asset Backed Notes, or the "Series 2010-1 Notes." The 3-year, 5-year and 7-year notes have expected final maturities in 2014, 2016 and 2018, respectively. The net proceeds of the offering were used to purchase vehicles under the ABS Program of HVF, to pay other ABS indebtedness or distributed to Hertz and used for general corporate purposes. As of September 30, 2010, $749.6 million in borrowings were outstanding under the Series 2010-1 Notes. The Series 2010-1 Notes are included as part of our U.S. Fleet Debt.

In September 2010, we entered into amendments to our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in the Senior Term Facility and Senior ABL Facility to incur refinancing and acquisition indebtedness. The amendment to the Senior ABL Facility increases the overall letter of credit sublimit and allows for Australian dollar denominated letters of credit.

In addition, in September 2010, we issued $700 million aggregate principal amount of 7.5% Senior Notes due 2018, or "2010 Senior Notes." The net proceeds of the offerings were used for general corporate purposes, including repayment of consolidated indebtedness.

Pursuant to the terms of a registration rights agreement entered into in connection with the issuance of the 2010 Senior Notes, we have agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of the 2010 Senior Notes for registered notes having terms substantially identical to the 2010 Senior Notes or, in the alternative, the registered resale of the 2010 Senior Notes. Our failure to meet our obligations under the registration rights agreement, including by failing to have the registration statement become or declared effective by September 30, 2011 or failing to complete the exchange offer by October 30, 2011, will result in us incurring special interest on the 2010 Senior Notes at a per annum rate of 0.25% for the first 90 days of any period where a default has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of September 30, 2010 has been issued from the terms as disclosed in our Form 10-K, except as described above.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of September 30, 2010, we were in compliance with all of these financial covenants.

As of September 30, 2010, we had an aggregate principal amount outstanding of $1,348.4 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. As of September 30, 2010, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated interest expense coverage ratio of not less than 2.00:1. In addition, under our Senior ABL Facility, if there was less than $200.0 million of available borrowing capacity under that facility as of September 30, 2010, Hertz was required to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of September 30, 2010, we had a consolidated leverage ratio of 4.20:1 and a consolidated interest expense coverage ratio of 3.57:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of September 30, 2010, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Derivatives

We utilize certain derivative instruments to enhance our ability to manage risks relating to cash flow and interest rate exposure. See Note 14—Financial Instruments.

Credit Facilities

As of September 30, 2010, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior Term Facility	$—	$—
Senior ABL Facility	1,591.2	851.7

Total Corporate Debt	1,591.2	851.7

Fleet Debt
U.S. Fleet Debt	545.1	77.5
International ABS Fleet Financing Facility	1.0	1.0
European Securitization	77.9	68.3
Fleet Financing Facility	2.0	2.0
Brazilian Fleet Financing Facility	0.1	—
Canadian Fleet Financing Facility	101.5	13.5
Capitalized Leases	42.6	—

Total Fleet Debt	770.2	162.3

Total	$2,361.4	$1,014.0

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

As of September 30, 2010, the Senior Term Facility had approximately $11.4 million available under the letter of credit facility and the Senior ABL Facility had $406.2 million available under the letter of credit facility sublimit.

Our liquidity as of September 30, 2010 was $3,105.2 million, which consisted of $1,483.3 million of cash and cash equivalents, $851.7 million of unused commitments under our Senior ABL Facility and $770.2 million of unused commitments under our fleet financing facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our Fleet Debt, the amount that we had available for immediate use as of September 30, 2010 under our Senior ABL Facility was $851.7 million and we had $162.3 million of over-enhancement that was available under our Fleet Debt. Accordingly, as of September 30, 2010, we had $2,497.3 million ($1,483.3 million in cash and cash equivalents, $851.7 million available under our Senior ABL Facility and $162.3 million available under our various Fleet Debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control.

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

Some of these special purpose entities are consolidated variable interest entities, of which we are the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of September 30, 2010 and December 31, 2009, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V., Hertz Fleet Limited and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of revenue earning equipment of $461.6 million and $367.6 million, respectively, and total liabilities primarily comprised of debt of $569.2 million and $710.3 million, respectively. For further information on the terms of our debt, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Accrued Interest

As of September 30, 2010 and December 31, 2009, accrued interest was $80.2 million and $118.9 million, respectively, which is reflected in our condensed consolidated balance sheet in "Accrued liabilities."

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 9—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$4.6	$5.7	$1.4	$1.4	$0.1	$—
Interest cost	6.0	7.0	2.6	2.5	0.3	0.2
Expected return on plan assets	(6.6)	(5.4)	(2.5)	(2.0)	—	—
Net amortizations	0.2	0.1	(0.1)	(0.1)	0.2	(0.1)
Settlement loss	—	0.8	—	—	—	—

Net pension/postretirement expense	$4.2	$8.2	$1.4	$1.8	$0.6	$0.1

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$18.0	$16.5	$3.9	$4.1	$0.2	$0.1
Interest cost	19.6	21.0	7.7	7.1	0.7	0.6
Expected return on plan assets	(20.0)	(17.1)	(7.4)	(5.6)	—	—
Net amortizations	3.5	0.3	(0.2)	(0.3)	—	(0.3)
Settlement loss	0.4	1.5	—	—	—	—

Net pension/postretirement expense	$21.5	$22.2	$4.0	$5.3	$0.9	$0.4

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three and nine months ended September 30, 2010, we contributed to and made benefit payments of $11.2 million and $57.8 million, respectively, to our worldwide pension plans, including discretionary contributions of $2.3 million and $5.5 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. For the three and nine months ended September 30, 2009, we contributed to and made benefit payments of $11.7 million and $28.9 million, respectively, to our funded worldwide plans. Of the contributions to worldwide plans, we contributed $6.5 million to the U.S. defined benefit plans during the three months ended September 30, 2009. For the three and nine months ended September 30, 2009, we made discretionary contributions of $1.3 million and $3.9 million, respectively, to our U.K. defined benefit pension plan. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, we have and will continue to make cash contributions in 2010 and possibly in future years. We expect to contribute up to $54.1 million to our U.S. pension plan in the full year of 2010. The level of 2010 and future contributions will vary, and is dependent on a number of factors including actual and projected

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

Note 10—Stock-Based Compensation

In March 2010, Hertz Holdings granted 527,574 Restricted Stock Units, or "RSUs," to certain executives and employees at fair values ranging from $9.70 to $9.99 and 800,613 Performance Stock Units, or "PSUs," at a fair value of $9.70 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." In May 2010, Hertz Holdings granted 182,606 RSUs to certain employees at fair values ranging from $11.87 to $12.38 under the Omnibus Plan. In August 2010, Hertz Holdings granted 33,083 RSUs to certain employees at a fair value of $9.08.

In March 2010, Hertz Holdings granted options to acquire 3,208,155 shares of its common stock to certain executives and employees at exercise prices ranging from $9.70 to $9.99. In May 2010, Hertz Holdings granted options to acquire 29,229 shares of its common stock to certain employees at exercise prices ranging from $11.87 to $12.38, and in August, Hertz Holdings granted options to acquire 54,534 shares of its common stock to certain employees at an exercise price of $9.08, under the Omnibus Plan.

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

A summary of the total compensation expense and associated income tax benefits recognized under the Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended September 30,
	2010	2009
Compensation Expense	$8.7	$9.1
Income Tax Benefit	(3.4)	(3.5)

Total	$5.3	$5.6

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Nine Months Ended September 30,
	2010	2009
Compensation Expense	$28.0	$25.6
Income Tax Benefit	(10.8)	(9.9)

Total	$17.2	$15.7

As of September 30, 2010, there was approximately $50.0 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. These remaining costs are expected to be recognized over the remaining 1.4 years, on a weighted average basis, of the requisite service period that began on the grant dates.

For the three and nine months ended September 30, 2010, we recognized compensation cost of approximately $0.1 million ($0.1 million, net of tax) and $0.4 million ($0.3 million, net of tax), respectively, for the amount of the discount on the stock purchased by our employees under the Hertz Global Holdings, Inc. Employee Stock Purchase Plan, or "ESPP." For the three and nine months ended September 30, 2009, we recognized compensation cost of approximately $0.1 million ($0.1 million, net of tax) and $0.3 million ($0.2 million, net of tax), respectively, for the amount of the discount on the stock purchased by our employees under the ESPP.

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

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. The contribution of our reportable segments to revenues and adjusted pre-tax income (loss) and the

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

reconciliation to consolidated amounts for the three and nine months ended September 30, 2010 and 2009 are summarized below (in millions of dollars).

	Three Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income
	2010	2009	2010	2009
Car rental	$1,903.5	$1,757.7	$309.3	$258.3
Equipment rental	281.2	280.5	33.7	25.2

Total reportable segments	2,184.7	2,038.2	343.0	283.5
Other	1.6	3.2

Total	$2,186.3	$2,041.4

Adjustments:
Other reconciling items(1)			(83.2)	(82.1)
Purchase accounting(2)			(23.8)	(21.7)
Non-cash debt charges(3)			(40.8)	(43.4)
Restructuring charges			(14.6)	(35.7)
Restructuring related charges(4)			(0.6)	(11.4)
Derivative losses(5)			(0.2)	(1.9)
Management transition costs			—	(0.3)
Acquisition related costs(6)			(9.7)	—

Income before income taxes			$170.1	$87.0

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Nine Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income
	2010	2009	2010	2009
Car rental	$4,938.2	$4,515.3	$512.7	$368.4
Equipment rental	784.1	837.0	43.0	50.6

Total reportable segments	5,722.3	5,352.3	555.7	419.0
Other	4.5	8.5

Total	$5,726.8	$5,360.8

Adjustments:
Other reconciling items(1)			(256.9)	(250.9)
Purchase accounting(2)			(68.4)	(69.5)
Non-cash debt charges(3)			(128.6)	(114.2)
Restructuring charges			(45.5)	(87.2)
Restructuring related charges(4)			(7.9)	(31.6)
Management transition costs			—	(1.0)
Derivative gains (losses)(5)			(2.5)	3.0
Acquisition related costs(6)			(16.7)	—
Gain on debt buyback(7)			—	48.5
Third-party bankruptcy accrual(8)			—	(4.3)

Income (loss) before income taxes			$29.2	$(88.2)

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

(3)
Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the three and nine months ended September 30, 2010, also includes $18.0 million and $56.9 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments. For the three and nine months ended September 30, 2009, also includes $22.4 million and $52.2 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments.

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

(6)
Represents costs incurred in connection with the Dollar Thrifty Automotive Group, Inc. transaction which has now been terminated.

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

Total assets increased $2,121.7 million from December 31, 2009 to September 30, 2010. The increase was primarily related to increases in our car rental segment's revenue earning equipment and receivables, as well as increases in other cash and cash equivalents and restricted cash and cash equivalents.

Note 12—Total Equity

(in Millions)	100 Shares Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2009	$—	$3,410.5	$(950.4)	$(3.3)	$17.3	$2,474.1
Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder			0.5			0.5
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $26.9				41.9		41.9
Translation adjustment changes				(16.6)		(16.6)
Unrealized gain on Euro-denominated debt, net of tax of $6.8				10.5		10.5
Defined benefit pension plans, net				(0.4)		(0.4)

Total Comprehensive Income						35.9

Dividend payment to noncontrolling interest					(12.6)	(12.6)
Net income relating to noncontrolling interest					12.9	12.9
Dividends paid			(12.5)			(12.5)
Stock-based employee compensation charges, net of tax of $0		28.0				28.0
Employee stock purchase plan		2.2				2.2
Hertz Holdings common shares issued to Directors		1.3				1.3

September 30, 2010	$—	$3,442.0	$(962.4)	$32.1	$17.6	$2,529.3

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(in Millions)	100 Shares Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2008	$—	$2,381.7	$(839.9)	$(100.1)	$17.6	$1,459.3
Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder			(124.0)			(124.0)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $16.0				24.4		24.4
Translation adjustment changes				80.3		80.3
Unrealized loss on Euro-denominated debt, net of tax of $5.3				(8.2)		(8.2)
Defined benefit pension plans, net				(0.6)		(0.6)

Total Comprehensive Loss						(28.1)

Dividend payment to noncontrolling interest					(11.9)	(11.9)
Net income relating to noncontrolling interest					11.5	11.5
Capital invested by parent		990.1				990.1
Stock-based employee compensation charges, net of tax of $0		26.6				26.6
Employee stock purchase plan		2.2				2.2
Hertz Holdings common shares issued to Directors		0.3				0.3

September 30, 2009	$—	$3,400.9	$(963.9)	$(4.2)	$17.2	$2,450.0

Accumulated other comprehensive income (loss) as of September 30, 2010 and December 31, 2009 includes accumulated translation gains of $115.5 million and $132.1 million, respectively, unrealized losses on cash flow hedges of $(7.8) million and $(49.8) million, respectively, changes due to the pension mark-to-market adjustment of $(66.9) million and $(66.5) million, respectively, and unrealized losses on our Euro-denominated debt of $(8.6) million and $(19.2) million, respectively.

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

During the nine months ended September 30, 2010, our equipment rental business incurred charges for losses on available for sale equipment and the disposal of surplus equipment and recognition of future

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

facility lease obligations related to branch closures in North America. Additionally, our European car rental business has incurred charges primarily associated with employee severance and relocation as a result of the pan-European migration of in-country back office operations to our shared services center in Dublin, Ireland. During the nine months ended September 30, 2010, restructuring charges included employee termination liabilities covering approximately 445 employees.

For the three months ended September 30, 2010, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $14.6 million which is composed of $7.5 million in revenue earning equipment and fixed asset impairment charges, $2.8 million in facility closure and lease obligation costs, $2.7 million of termination benefits, $1.3 million in relocation and temporary labor costs and $0.3 million of other restructuring charges.

For the nine months ended September 30, 2010, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $45.5 million which is composed of $20.0 million in revenue earning equipment and fixed asset impairment charges, $11.4 million in facility closure and lease obligation costs, $7.5 million of termination benefits, $3.8 million in relocation and temporary labor costs, $0.9 million in consulting costs and $1.9 million of other restructuring charges.

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

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Three Months Ended September 30,
	2010	2009
By Caption:
Direct operating	$12.5	$16.5
Selling, general and administrative	2.1	19.2

Total	$14.6	$35.7

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Nine Months Ended September 30,
	2010	2009
By Caption:
Direct operating	$37.7	$51.7
Selling, general and administrative	7.8	35.5

Total	$45.5	$87.2

	Three Months Ended September 30,
	2010	2009
By Segment:
Car rental	$4.0	$25.4
Equipment rental	10.6	9.1
Other reconciling items	—	1.2

Total	$14.6	$35.7

	Nine Months Ended September 30,
	2010	2009
By Segment:
Car rental	$13.4	$50.3
Equipment rental	31.4	28.9
Other reconciling items	0.7	8.0

Total	$45.5	$87.2

The following table sets forth the activity affecting the restructuring accrual during the nine months ended September 30, 2010 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to involuntary termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2010	$19.6	$—	$0.4	$9.7	$29.7
Charges incurred	7.5	0.6	0.9	36.5	45.5
Cash payments	(18.8)	—	(1.3)	(11.4)	(31.5)
Other(1)	(0.3)	(0.3)	—	(25.2)	(25.8)

Balance as of September 30, 2010	$8.0	$0.3	$—	$9.6	$17.9

(1)
Consists of decreases of $20.0 million for the impairment of revenue earning equipment and other assets, $4.8 million for facility closures, $1.4 million loss in foreign currency translation and a $0.4 million for executive pension liability settlements, partly offset by increases in involuntary termination benefits of $0.7 million and consultant costs of $0.1 million.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 14—Financial Instruments

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at September 30, 2010 and December 31, 2009 because of the short-term maturity of these instruments. Money market accounts, whose fair value at September 30, 2010, is measured using Level 1 inputs, totaling $858.8 million and $572.6 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2009, is measured using Level 1 inputs, totaling $106.8 million and $294.4 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Level 1 inputs are observable inputs such as quoted prices in active markets.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at September 30, 2010 was $11,972.0 million, compared to its aggregate carrying value of $11,702.3 million. The aggregate fair value of all debt at December 31, 2009 approximated $10,013.5 million, compared to its aggregate carrying value of $10,055.7 million.

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
HVF interest rate swaps	$—	$—	$0.9	$12.8

Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	0.7	2.2	—	—
Interest rate caps	0.3	8.2	0.2	5.6
Foreign exchange forward contracts	1.3	7.6	26.8	5.7
Foreign exchange options	0.1	—	—	—

Total derivatives not designated as hedging instruments under ASC 815	2.4	18.0	27.0	11.3

Total derivatives	$2.4	$18.0	$27.9	$24.1

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,
	2010	2009	2010		2009		2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$3.1	$(3.5)	$(18.0	)(1)	$(22.4	)(1)	$—	$—

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Nine Months Ended September 30,
	2010	2009	2010		2009		2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$11.9	$(15.5)	$(56.9	)(1)	$(52.2	)(1)	$—	$—

Note: The location of both the effective portion reclassified from "Accumulated other comprehensive income (loss)" into income and the ineffective portion recognized in income is in "Interest expense" on our consolidated statement of operations.

(1)
Represents the amortization of amounts in "Accumulated other comprehensive income (loss)" associated with the de-designation of the previous cash flow hedging relationship as described below.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized on Derivative
		2010	2009
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$1.7	$0.1
Interest rate caps	Selling, general and administrative	(0.2)	(2.0)
Foreign exchange forward contracts	Selling, general and administrative	(18.5)	(15.9)
Foreign exchange options	Selling, general and administrative	(0.1)	0.1

Total		$(17.1)	$(17.7)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized on Derivative	2010	2009
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$—	$5.0
Interest rate caps	Selling, general and administrative	(2.5)	(2.0)
Foreign exchange forward contracts	Selling, general and administrative	(19.9)	(3.5)
Foreign exchange options	Selling, general and administrative	(0.2)	0.2

Total		$(22.6)	$(0.3)

In connection with the Acquisition and the issuance of $3,550.0 million of floating rate U.S. Fleet Debt, our subsidiary HVF entered into certain interest rate swap agreements, or the "HVF Swaps," effective December 21, 2005, which qualify as cash flow hedging instruments in accordance with GAAP. These agreements mature at various terms, in connection with the scheduled maturity of the associated debt obligations, through November 2010. Under these agreements, until February 2009, HVF was paying monthly interest at a fixed rate of 4.5% per annum in exchange for monthly interest at one-month LIBOR, effectively transforming the floating rate U.S. Fleet Debt to fixed rate obligations. In March 2009, HVF made a cash payment to have the fixed rate on these swaps reset to the then current market rates of 0.872% and 1.25% for the swaps that matured in February 2010 and that will mature in November 2010, respectively. $80.4 million of this payment was made to an affiliate of MLGPE which is a counterparty to the HVF Swaps. Concurrently with this payment, the hedging relationship was de-designated and the amount remaining in "Accumulated other comprehensive income (loss)" associated with this cash flow hedging relationship was frozen and is being amortized into "Interest expense" over the respective terms of the associated debt in accordance with GAAP. We expect to amortize approximately $12.0 million from "Accumulated other comprehensive income (loss)" into "Interest expense" over the next two months. Additionally, a new hedging relationship was designated between the HVF Swaps, which also qualifies for cash flow hedge accounting in accordance with GAAP. Both at the inception of the hedge and on an ongoing basis, we measure ineffectiveness by comparing the fair value of the HVF Swaps and the fair value of hypothetical swaps, with similar terms, using the Hypothetical Method in accordance with GAAP. The hypothetical swaps represent a perfect hedge of the variability in interest payments associated with the U.S. Fleet Debt. Subsequent to the resetting of the swaps at current market rates, we anticipate that there will be no ineffectiveness in the hedging relationship because the critical terms of the HVF Swaps match the terms of the hypothetical swaps.

As of September 30, 2010 and December 31, 2009, the balance reflected in "Accumulated other comprehensive income (loss)," relating to the HVF Swaps, including the amount frozen due to the designation of the previous cash flow hedging relationship, was a loss of $7.8 million (net of tax of $5.0 million) and a loss of $49.7 million (net of tax of $31.8 million), respectively. The fair values of the HVF Swaps were calculated using the income approach and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads).

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

On September 18, 2009, HVF completed the sale of the Series 2009-1 Notes. In order to satisfy rating agency requirements related to its bankruptcy-remote status, HVF purchased an interest rate cap, for $11.7 million, with a maximum notional amount equal to the Series 2009-1 Notes maximum principal amount of $2.1 billion with a strike rate of 5% and a term until January 25, 2013. Additionally, Hertz sold a 5% interest rate cap, for $6.5 million, with a notional amount equal to 33.3% of the notional amount of the HVF interest rate cap through January 2012, and then subsequently with a matching notional amount to the HVF interest rate cap through its maturity date of January 25, 2013. The fair value of these interest rate caps was calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads). Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through June 2011. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of September 30, 2010, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 12.3 million gallons and 0.7 million gallons, respectively. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data (i.e., NYMEX RBOB Gasoline and U.S. Department of Energy surveys, etc.). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of September 30, 2010, were approximately $0.2 million. We limit counterparties to the transactions to financial institutions that have strong credit ratings. As of September 30, 2010 and December 31, 2009, the total notional amount of these foreign exchange options was $4.9 million and $0.3 million, respectively. As of September 30, 2010, these foreign exchange options mature through January 2012. The fair value of the foreign exchange options was calculated using a discounted cash flow method and

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of September 30, 2010, the total notional amount of these forward contracts was $1,391.4 million, maturing within four months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.

On October 1, 2006, we designated our Senior Euro Notes as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of September 30, 2010 and December 31, 2009, losses of $8.6 million (net of tax of $7.9 million) and $19.2 million (net of tax of $14.7 million), respectively, attributable to the translation of our Senior Euro Notes into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive income (loss)."

Note 15—Related Party Transactions

Relationship with Hertz Holdings and the Sponsors

Other than as disclosed below, in the nine months ended September 30, 2010, there were no material changes to our relationship with Hertz Holdings and the Sponsors.

Director Compensation Policy

For the three and nine months ended September 30, 2010, we recognized $0.5 million and $1.4 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses. For the three and nine months ended September 30, 2009, we recognized $0.4 million and $1.2 million, respectively, of expense relating to the Director Compensation Policy in our consolidated statement of operations in "Selling, general and administrative" expenses.

Financing Arrangements with Related Parties

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this facility is $100 million. The facility expires on June 29, 2012, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus the margin in effect for the Eurocurrency Loans under our Senior ABL Facility. As of September 30, 2010, $1.0 million in borrowings were outstanding.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Banc of America Securities LLC, an affiliate of MLGPE, acted as one of the joint lead book runners in the issuance of the Series 2009-2 Notes and Series 2009-2 Class B Notes, and as a co-lead manager for the issuance of a portion of the 2010 Senior Notes, for which they received customary fees and expenses.

As of September 30, 2010 and December 31, 2009, approximately $255 million and $246 million, respectively, of our outstanding debt was with related parties.

See Note 8—Debt.

Note 16—Commitments and Contingencies

Off-Balance Sheet Commitments

As of September 30, 2010 and December 31, 2009, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2010 and December 31, 2009, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

consolidated balance sheet in "Accrued liabilities" were $1.7 million and $2.0 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At September 30, 2010 and December 31, 2009 our liability recorded for public liability and property damage matters was $286.5 million and $277.8 million, respectively. The increase in the reserve balance primarily reflects the timing of payment activity during the period and the effects of foreign currency translation. We believe that our analysis was based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

For a detailed description of certain of our legal proceedings please see Note 10 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:

In August 2010, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the complaint as to all defendants in the In re Tourism Assessment Fee Litigation. The deadline for plaintiffs to request a rehearing of this decision has passed.

Aside from the above mentioned, there were no material changes in the legal proceedings described in our Form 10-K and in our quarterly reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

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

We have established reserves for matters where we believe that the losses are probable and reasonably estimated. Other than with respect to the reserve established for claims for public liability and property damage, none of those reserves are material. For matters where we have not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above or in our Form 10-K, could be decided unfavorably against us or any of our subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to our consolidated financial condition, results of operations or cash flows in any particular reporting period.

Note 17—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2010 and December 31, 2009 and the Condensed Consolidating Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009, and Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, of (a) The Hertz Corporation, or "the Parent"; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

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

We have revised our Condensed Consolidating Balance Sheet as of December 31, 2009 to appropriately reflect an accounts payable balance for the Non-Guarantor Subsidiaries that was previously reported in the Parent. We previously reported "Investment in subsidiaries, net" of $4,512.6 million and "Accounts payable" of $236.2 million for the Parent as of December 31, 2009 and "Accounts payable" of $375.1 million and "The Hertz Corporation and Subsidiaries stockholder's equity" of $2,280.3 million for the Non-Guarantor Subsidiaries. We have revised our Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2009 to report a distribution of equity from Non-Guarantor Subsidiaries to Parent as well as an investment by Parent to the Non-Guarantor Subsidiaries in the financing section of the Non-Guarantor Subsidiaries' cash flow statement, see Note 15 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under caption "Item 8—Financial Statements and Supplementary Data." We previously reported "Net

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

cash provided by operating activities" of $1,752.2 million and "Net cash used in financing activities" of $259.5 million for the Non-Guarantor Subsidiaries for the nine months ended September 30, 2009. Also, we have revised our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 to reflect the return of capital from subsidiaries as well as a capital contribution from the Parent to the Non-Guarantor Subsidiaries in the investing section of the Parent which was previously reported in the operating section, see Note 15 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under caption "Item 8—Financial Statements and Supplementary Data." We previously reported "Net cash used in operating activities" of $324.6 million and "Net cash provided by investing activities" of $554.1 million for the Parent for the nine months ended September 30, 2009. Also, we have revised our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 to reflect a reclassification of revenue earning equipment expenditures between the operating and investing sections of the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, see Note 15 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under caption "Item 8—Financial Statements and Supplementary Data." We previously reported "Net cash used in operating activities" of $122.5 million and "Net cash provided by investing activities" of $110.0 million for the Guarantor Subsidiaries for the nine months ended September 30, 2009. We previously reported "Net cash used in investing activities" of $1,507.9 million for the Non-Guarantor Subsidiaries for the nine months ended September 30, 2009. Furthermore, we have revised our Condensed Consolidating Statement of Operations for the three and nine months ended September 30, 2009 for certain tax revisions between the Parent and Non-Guarantor Subsidiaries. We previously reported "Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder" of $122.6 million and $(199.0) million for the Non-Guarantor Subsidiaries and Eliminations, respectively, for the three months ended September 30, 2009. We previously reported "Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder" of $248.6 million and $(302.2) million for the Non-Guarantor Subsidiaries and Eliminations, respectively, for the nine months ended September 30, 2009. There was no impact to The Hertz Corporation's Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows. Management has concluded that this footnote revision is not material to our previously issued consolidated financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2010
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$855,343	$9,347	$618,579	$—	$1,483,269
Restricted cash and cash equivalents	45,779	15,374	678,418	—	739,571
Receivables, less allowance for doubtful accounts	275,759	156,096	1,243,091	—	1,674,946
Due from Hertz affiliate	970,893	25,939	101,773	(1,098,605)	—
Inventories, at lower cost or market	20,327	33,228	34,060	—	87,615
Prepaid expenses and other assets	1,594,803	6,493	142,015	(1,422,596)	320,715
Revenue earning equipment, net	44,036	1,245,989	8,510,755	—	9,800,780
Property and equipment, net	729,345	176,993	254,162	—	1,160,500
Investment in subsidiaries, net	3,966,942	32,002	—	(3,998,944)	—
Other intangible assets, net	119,893	2,335,807	99,229	—	2,554,929
Goodwill	71,835	7,510	216,480	—	295,825

Total assets	$8,694,955	$4,044,778	$11,898,562	$(6,520,145)	$18,118,150

LIABILITIES AND EQUITY
Due to Hertz affiliate	$127,168	$207,483	$764,956	$(1,098,605)	$1,002
Accounts payable	273,213	132,196	522,699	—	928,108
Accrued liabilities	508,620	30,250	576,764	—	1,115,634
Accrued taxes	68,639	154,006	260,101	(272,835)	209,911
Debt	5,095,453	121	6,569,399	—	11,664,973
Public liability and property damage	110,152	17,004	159,380	—	286,536
Deferred taxes on income	—	1,308,795	1,223,633	(1,149,761)	1,382,667

Total liabilities	6,183,245	1,849,855	10,076,932	(2,521,201)	15,588,831

Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,511,710	2,194,923	1,804,021	(3,998,944)	2,511,710
Noncontrolling interest	—	—	17,609	—	17,609

Total equity	2,511,710	2,194,923	1,821,630	(3,998,944)	2,529,319

Total liabilities and equity	$8,694,955	$4,044,778	$11,898,562	$(6,520,145)	$18,118,150

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$108,522	$6,069	$870,876	$—	$985,467
Restricted cash and cash equivalents	36,024	7,955	321,180	—	365,159
Receivables, less allowance for doubtful accounts	206,702	134,996	987,949	—	1,329,647
Due from Hertz affiliate	796,408	40,421	293,653	(1,130,482)	—
Inventories, at lower cost or market	17,908	35,717	39,790	—	93,415
Prepaid expenses and other assets	1,518,906	7,166	124,892	(1,360,974)	289,990
Revenue earning equipment, net	89,451	1,355,727	7,406,407	—	8,851,585
Property and equipment, net	730,861	190,993	266,275	—	1,188,129
Investment in subsidiaries, net	4,477,526	41,834	—	(4,519,360)	—
Other intangible assets, net	135,011	2,350,893	111,778	—	2,597,682
Goodwill	71,835	7,510	216,005	—	295,350

Total assets	$8,189,154	$4,179,281	$10,638,805	$(7,010,816)	$15,996,424

LIABILITIES AND EQUITY
Due to Hertz affiliate	$341,644	$345,943	$450,466	$(1,130,484)	$7,569
Accounts payable	201,118	47,427	410,126	—	658,671
Accrued liabilities	590,921	26,595	405,242	—	1,022,758
Accrued taxes	51,457	151,745	147,213	(224,609)	125,806
Debt	4,442,100	180	5,554,734	—	9,997,014
Public liability and property damage	105,134	18,455	154,239	—	277,828
Deferred taxes on income	—	1,314,802	1,254,268	(1,136,365)	1,432,705

Total liabilities	5,732,374	1,905,147	8,376,288	(2,491,458)	13,522,351

Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,456,780	2,274,134	2,245,224	(4,519,358)	2,456,780
Noncontrolling interest	—	—	17,293	—	17,293

Total equity	2,456,780	2,274,134	2,262,517	(4,519,358)	2,474,073

Total liabilities and equity	$8,189,154	$4,179,281	$10,638,805	$(7,010,816)	$15,996,424

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2010
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,122,839	$232,158	$1,413,360	$(582,053)	$2,186,304

Expenses:
Direct operating	591,104	142,232	424,149	—	1,157,485
Depreciation of revenue earning equipment	508,731	60,139	514,192	(582,053)	501,009
Selling, general and administrative	88,879	18,079	61,729	—	168,687
Interest expense	71,361	7,237	111,754	—	190,352
Interest and other income, net	(54)	16	(1,317)	—	(1,355)

Total expenses	1,260,021	227,703	1,110,507	(582,053)	2,016,178

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(137,182)	4,455	302,853	—	170,126
(Provision) benefit for taxes on income	5,819	(2,049)	(25,520)	—	(21,750)

Net income (loss)	(131,363)	2,406	277,333	—	148,376
Less: Net income attributable to noncontrolling interest	—	—	(4,664)	—	(4,664)
Equity in earnings (losses) of subsidiaries (net of tax)	275,075	(2,196)	—	(272,879)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$143,712	$210	$272,669	$(272,879)	$143,712

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2010
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,029,572	$613,529	$3,844,090	$(1,760,413)	$5,726,778

Expenses:
Direct operating	1,685,818	402,934	1,156,769	—	3,245,521
Depreciation of revenue earning equipment	1,477,725	176,227	1,523,363	(1,760,413)	1,416,902
Selling, general and administrative	259,153	52,791	196,463	—	508,407
Interest expense	213,780	21,600	301,782	—	537,162
Interest and other income, net	(147)	12	(10,289)	—	(10,424)

Total expenses	3,636,329	653,564	3,168,088	(1,760,413)	5,697,568

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(606,757)	(40,035)	676,002	—	29,210
(Provision) benefit for taxes on income	89,443	5,915	(111,140)	—	(15,782)

Net income (loss)	(517,314)	(34,120)	564,862	—	13,428
Less: Net income attributable to noncontrolling interest	—	—	(12,915)	—	(12,915)
Equity in earnings (losses) of subsidiaries (net of tax)	517,827	(3,987)	—	(513,840)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$513	$(38,107)	$551,947	$(513,840)	$513

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2009
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,024,456	$214,264	$1,396,684	$(593,989)	$2,041,415

Expenses:
Direct operating	563,305	125,070	430,221	—	1,118,596
Depreciation of revenue earning equipment	472,358	59,548	561,133	(593,989)	499,050
Selling, general and administrative	73,558	21,274	84,900	—	179,732
Interest expense	69,402	7,587	81,087	—	158,076
Interest and other income, net	(87)	116	(1,095)	—	(1,066)

Total expenses	1,178,536	213,595	1,156,246	(593,989)	1,954,388

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(154,080)	669	240,438	—	87,027
(Provision) benefit for taxes on income	1,438,882	77,316	(1,565,643)	—	(49,445)

Net income (loss)	1,284,802	77,985	(1,325,205)	—	37,582
Noncontrolling interest	—	—	(4,443)	—	(4,443)
Equity in earnings (losses) of subsidiaries (net of tax)	(1,251,663)	(1,632)	—	1,253,295	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$33,139	$76,353	$1,329,648	$1,253,295	$33,139

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2009
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,803,036	$607,586	$3,683,598	$(1,733,435)	$5,360,785

Expenses:
Direct operating	1,569,236	359,648	1,133,605	—	3,062,489
Depreciation of revenue earning equipment	1,427,967	195,290	1,578,406	(1,733,435)	1,468,228
Selling, general and administrative	215,194	61,160	211,549	—	487,903
Interest expense	222,995	23,483	236,452	—	482,930
Interest and other income, net	(48,919)	46	(3,723)	—	(52,596)

Total expenses	3,386,473	639,627	3,156,289	(1,733,435)	5,448,954

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(583,437)	(32,041)	527,309	—	(88,169)
(Provision) benefit for taxes on income	1,612,280	90,400	(1,727,086)	—	(24,406)

Net income (loss)	1,028,843	58,359	(1,199,777)	—	(112,575)
Noncontrolling interest	—	—	(11,408)	—	(11,408)
Equity in earnings (losses) of subsidiaries (net of tax)	(1,152,826)	(4,768)	—	1,157,594	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(123,983)	$53,591	$(1,211,185)	$1,157,594	$(123,983)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$112,195	$41,221	$1,945,309	$(295,358)	$1,803,367

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(9,755)	(7,419)	(361,622)	—	(378,796)
Revenue earning equipment expenditures	(37,284)	(58,764)	(7,048,339)	—	(7,144,387)
Proceeds from disposal of revenue earning equipment	29,015	43,701	5,016,328	—	5,089,044
Property and equipment expenditures	(68,727)	(13,408)	(52,134)	—	(134,269)
Proceeds from disposal of property and equipment	1,146	11,190	13,123	—	25,459
Capital contributions to subsidiaries	(417,521)	—	—	417,521	—
Return of capital from subsidiaries	537,892	—	—	(537,892)	—
Acquisitions, net of cash acquired	(35)	(10,809)	(1,230)	—	(12,074)
(Purchase) sale of short-term investments, net	3,183	94	(106)	—	3,171
Other investing activities	—	—	1,694	—	1,694

Net cash provided by (used in) investing activities	37,914	(35,415)	(2,432,286)	(120,371)	(2,550,158)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	709,170	—	1,424,788	—	2,133,958
Payment of long-term debt	(69,997)	(58)	(2,004,875)	—	(2,074,930)
Short-term borrowings:
Proceeds	9,206	—	413,690	—	422,896
Payments	—	—	(528,333)	—	(528,333)
Proceeds (payments) under the revolving lines of credit, net	(17,394)	(2,470)	1,426,530	—	1,406,666
Distributions to noncontrolling interest	—	—	(12,600)	—	(12,600)
Capital contributions received from parent	—	—	417,521	(417,521)	—
Payment of dividends and return of capital	(12,500)	—	(833,250)	833,250	(12,500)
Proceeds from employee stock purchase plan	1,857	—	—	—	1,857
Loan from Hertz affiliate	(6,567)	—	—	—	(6,567)
Payment of financing costs	(17,063)	—	(34,452)	—	(51,515)

Net cash provided by (used in) financing activities	596,712	(2,528)	269,019	415,729	1,278,932

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(34,339)	—	(34,339)

Net increase (decrease) in cash and cash equivalents during the period	746,821	3,278	(252,297)	—	497,802
Cash and cash equivalents at beginning of period	108,522	6,069	870,876	—	985,467

Cash and cash equivalents at end of period	$855,343	$9,347	$618,579	$—	$1,483,269

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009
(Unaudited; In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(324,839)	$(117,145)	$2,028,167	$(281,014)	$1,305,169

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(27,126)	26,908	330,845	—	330,627
Revenue earning equipment expenditures	(116,814)	(15,673)	(5,062,027)	—	(5,194,514)
Proceeds from disposal of revenue earning equipment	102,524	93,554	3,966,593	—	4,162,671
Property and equipment expenditures	(35,276)	(6,394)	(27,300)	—	(68,970)
Proceeds from disposal of property and equipment	(3,362)	7,862	1,640	—	6,140
Capital contributions to subsidiaries	(638,232)	—	—	638,232	—
Return of capital from subsidiaries	1,315,086	—	—	(1,315,086)	—
Acquisitions, net of cash acquired	(40,126)	—	(36,086)	—	(76,212)
Purchase of short-term investments, net	(3,740)	(131)	(298)	—	(4,169)
Other investing activities	—	—	652	—	652

Net cash provided by (used in) investing activities	552,934	106,126	(825,981)	(676,854)	(843,775)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	7,151	—	7,151
Payment of long-term debt	(231,081)	(55)	(582,963)	—	(814,099)
Short-term borrowings:
Proceeds	—	—	324,576	—	324,576
Payments	—	—	(272,559)	—	(272,559)
Proceeds (payments) under the revolving lines of credit, net	(147,427)	(3,442)	(223,977)	—	(374,846)
Distributions to noncontrolling interest	—	—	(11,900)	—	(11,900)
Capital contributions received from parent	—	—	638,232	(638,232)	—
Payment of dividends and return of capital	—	—	(1,596,100)	1,596,100	—
Capital invested by parent	489,005	—	501,112	—	990,117
Proceeds from employee stock purchase plan	1,846	—	—	—	1,846
Loan from Hertz affiliate	891	—	—	—	891
Payment of financing costs	(39,945)	—	(943)	—	(40,888)

Net cash provided by (used in) financing activities	73,289	(3,497)	(1,217,371)	957,868	(189,711)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	56,680	—	56,680

Net increase (decrease) in cash and cash equivalents during the period	301,384	(14,516)	41,495	—	328,363
Cash and cash equivalents at beginning of period	11,366	21,219	561,412	—	593,997

Cash and cash equivalents at end of period	$312,750	$6,703	$602,907	$—	$922,360

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 18—Subsequent Events

On April 25, 2010, Hertz Holdings entered into a definitive merger agreement, or the "Merger Agreement," under which Hertz Holdings agreed to acquire Dollar Thrifty Automotive Group, Inc. or "Dollar Thrifty," subject to certain conditions, including the condition that Dollar Thrifty shareholders vote to adopt the Merger Agreement. The Merger Agreement was subsequently amended on September 10, 2010, to increase the consideration payable by Hertz Holdings to Dollar Thrifty stockholders. On September 30, 2010, stockholders of Dollar Thrifty did not vote in favor of the proposal to adopt the Merger Agreement. As a result, on October 1, 2010, Hertz Holdings terminated the Merger Agreement. We incurred legal, accounting, financial advisory and other expenses of approximately $20.5 million during the nine months ended September 30, 2010 in connection with the terminated Dollar Thrifty transaction.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations

The following discussion and analysis provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Unless the context otherwise requires, in this Report on Form 10-Q, (i) "we," "us" and "our" mean The Hertz Corporation and its consolidated subsidiaries, (ii) "Hertz," the "Registrant," or the "Company" means The Hertz Corporation, (iii) "HERC" means Hertz Equipment Rental Corporation, our wholly-owned equipment rental subsidiary, together with our various other wholly owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) "Hertz Holdings" means Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), (v) "cars" means cars and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "program cars" means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers, (vii) "non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (viii) "equipment" means industrial, construction and material handling equipment.

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

Some important factors that could affect our actual results, include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in The Hertz Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC, on March 2, 2010, or our "Form 10-K," and in Part II, "Item 1A—Risk Factors" in The Hertz Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, or "Second Quarter Form 10-Q" and the following, which were derived in part from the risks set forth in the Form 10-K and the Second Quarter Form 10-Q:

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

  •
  Selling, general and administrative expenses (including advertising); and

  •
  Interest expense.

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment. Significant changes in the purchase price or residual values of cars and equipment or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions. In the U.S., as of September 30, 2010, the percentage of non-program cars was 64% as compared to 66% as of September 30, 2009. Internationally, as of September 30, 2010, the percentage of non-program cars was 60%, compared to 59% as of September 30, 2009. In the U.S., as of December 31, 2009, the percentage of non-program cars was 67% as compared to 74% as of December 31, 2008. Internationally, as of December 31, 2009, the percentage of non-program cars was 71%, compared to 68% as of December 31, 2008.

For the nine months ended September 30, 2010, we experienced a 9.1% increase in transaction days versus the prior period in the United States and rental rate revenue per transaction day, or "RPD," increased 0.3%. During the nine months ended September 30, 2010, in our European operations, we experienced a 3.6% improvement in transaction days and a 1.8% improvement in our car rental RPD compared to the nine months ended September 30, 2009.

Our U.S. off-airport operations represented $816.6 million and $722.0 million of our total car rental revenues in the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we have 1,890 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market with our Advantage brand, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

In early 2010, Toyota announced recalls of several of its models. As such, we temporarily took a portion of our Toyota fleet out of service. Approximately 13% of our total U.S. car rental fleet was affected by the largest of these recalls. We rapidly made repairs to the recalled vehicles and returned them to our car rental fleet. There was a short-term impact on our business to cover the costs associated with repairing these vehicles; however, we believe that this recall will not have a long-term material impact on our business. Also, we unfortunately turned away some, but not a significant number of rentals as a result of this recall. See "Item 1A—Risk Factors" included in our Form 10-K and Second Quarter Form 10-Q.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

HERC experienced lower rental volumes and pricing worldwide for the nine months ended September 30, 2010 compared to the prior year period.

HERC locations:

	Total	U.S.	Canada	France	Spain	Italy	China
December 31, 2009	322	214	35	66	4	—	3
Net increase (decrease)	(9)	(9)	—	(1)	—	—	1
Additions relating to acquisitions	1	—	—	—	—	1	—

September 30, 2010	314	205	35	65	4	1	4

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

During the nine months ended September 30, 2010, our equipment rental business incurred charges for losses on available for sale equipment and the disposal of surplus equipment and recognition of future facility lease obligations related to branch closures in North America. Additionally, our European car rental business has incurred charges primarily associated with employee severance and relocation as a result of the pan-European migration of in-country back office operations to our shared services center in Dublin, Ireland. During the nine months ended September 30, 2010, restructuring charges included employee termination liabilities covering approximately 445 employees.

For the three and nine months ended September 30, 2010, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $14.6 million and $45.5 million, respectively. For the three and nine months ended September 30, 2009, our consolidated statement of operations includes restructuring charges relating to the initiatives discussed above of $35.7 million and $87.2 million, respectively.

See Note 13 of the Notes to our condensed consolidated financial statements included in this Report.

On April 25, 2010, Hertz Holdings entered into a definitive merger agreement, or the "Merger Agreement," under which Hertz Holdings agreed to acquire Dollar Thrifty Automotive Group, Inc. or "Dollar Thrifty," subject to certain conditions, including the condition that Dollar Thrifty shareholders vote to adopt the Merger Agreement. The Merger Agreement was subsequently amended on September 10, 2010, to increase the consideration payable by Hertz Holdings to Dollar Thrifty stockholders. On September 30, 2010, stockholders of Dollar Thrifty did not vote in favor of the proposal to adopt the Merger Agreement. As a result, on October 1, 2010, Hertz Holdings terminated the Merger Agreement. We incurred legal, accounting, financial advisory and other expenses of approximately $20.5 million during the nine months ended September 30, 2010 in connection with the terminated Dollar Thrifty transaction.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the three months ended September 30, 2010 and 2009 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Car rental	$1,862.6	$1,724.9	85.2%	84.5%
Equipment rental	281.1	280.3	12.9	13.7
Other	42.6	36.2	1.9	1.8

Total revenues	2,186.3	2,041.4	100.0	100.0

Expenses:
Direct operating	1,157.5	1,118.6	52.9	54.8
Depreciation of revenue earning equipment	501.0	499.1	22.9	24.4
Selling, general and administrative	168.7	179.7	7.7	8.8
Interest expense	190.4	158.1	8.7	7.7
Interest and other income, net	(1.4)	(1.1)	—	—

Total expenses	2,016.2	1,954.4	92.2	95.7

Income before income taxes	170.1	87.0	7.8	4.3
Provision for taxes on income	(21.7)	(49.5)	(1.0)	(2.5)

Net income	148.4	37.5	6.8	1.8
Less: Net income attributable to noncontrolling interest	(4.7)	(4.4)	(0.2)	(0.2)

Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder	$143.7	$33.1	6.6%	1.6%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of September 30, 2010 and 2009:

	Three Months Ended or as of September 30,
	2010	2009
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	6,969	6,489
Domestic	5,016	4,629
International	1,953	1,860
Worldwide transaction days (in thousands)(a)	36,441	33,668
Domestic	23,637	21,705
International	12,804	11,963
Worldwide rental rate revenue per transaction day(b)	$45.53	$45.02
Domestic	$44.21	$43.47
International	$47.96	$47.82
Worldwide average number of company-operated cars during the period	487,100	447,800
Domestic	312,400	285,500
International	174,700	162,300
Adjusted pre-tax income (in millions of dollars)(c)	$309.3	$258.3
Worldwide revenue earning equipment, net (in millions of dollars)	$8,119.4	$7,157.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$259.9	$256.7
Same store revenue growth (decline), including growth initiatives(e)	2.6%	(34.1)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,691.9	$2,833.7
Adjusted pre-tax income (in millions of dollars)(c)	$33.7	$25.2
Revenue earning equipment, net (in millions of dollars)	$1,681.4	$1,893.1

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

  segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2009 foreign exchange rates) for the three months ended September 30, 2010 and 2009 (in millions of dollars, except as noted):

	Three Months Ended September 30,
	2010	2009
Car rental segment revenues	$1,903.5	$1,757.7
Non-rental rate revenue	(297.5)	(257.2)
Foreign currency adjustment	53.0	15.1

Rental rate revenue	$1,659.0	$1,515.6

Transaction days (in thousands)	36,441	33,668
Rental rate revenue per transaction day (in whole dollars)	$45.53	$45.02
(c)
Adjusted pre-tax income is calculated as income before income taxes plus non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income before income taxes by segment to adjusted pre-tax income by segment for the three months ended September 30, 2010 and 2009 (in millions of dollars):

	Three Months Ended September 30, 2010
	Car Rental	Equipment Rental
Income before income taxes	$261.2	$7.6
Adjustments:
Purchase accounting(1)	9.1	13.9
Non-cash debt charges(2)	34.4	1.6
Restructuring charges	4.0	10.6
Restructuring related charges(3)	0.6	—

Adjusted pre-tax income	$309.3	$33.7

	Three Months Ended September 30, 2009
	Car Rental	Equipment Rental
Income before income taxes	$174.2	$3.0
Adjustments:
Purchase accounting(1)	10.4	10.8
Non-cash debt charges(2)	37.7	2.2
Restructuring charges	25.4	9.1
Restructuring related charges(3)	10.6	0.1

Adjusted pre-tax income	$258.3	$25.2

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

  (2)
  Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the three months ended September 30, 2010 and 2009, also includes $18.0 million and $22.4 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments.

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

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2009 foreign exchange rates) for the three months ended September 30, 2010 and 2009 (in millions of dollars):

	Three Months Ended September 30,
	2010	2009
Equipment rental segment revenues	$281.2	$280.5
Equipment sales and other revenue	(24.1)	(26.5)
Foreign currency adjustment	2.8	2.7

Rental and rental related revenue	$259.9	$256.7

(e)
Same store revenue growth (decline) represents the change in the current period total same store revenue over the prior period total same store revenue as a percentage of the prior period. The same store revenue amounts are adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends.

REVENUES

	Three Months Ended September 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Revenues by Segment:
Car rental	$1,903.5	$1,757.7	$145.8	8.3%
Equipment rental	281.2	280.5	0.7	0.2%
Other reconciling items	1.6	3.2	(1.6)	(50.0)%

Total revenues	$2,186.3	$2,041.4	$144.9	7.1%

Car Rental Segment

Revenues from our car rental segment increased 8.3%, primarily as a result of increases in car rental transaction days worldwide of 8.2%, worldwide RPD of 1.1%, refueling fees of $11.0 million and airport concession recovery fees of $10.7 million, partly offset by the effects of foreign currency translation of approximately $38.0 million.

RPD for worldwide car rental for the three months ended September 30, 2010 increased 1.1% from 2009, due to increases in U.S. RPD of 1.7% and in International RPD of 0.3%. U.S. off-airport RPD improved by 4.8% and U.S. airport RPD increased 0.7%.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Equipment Rental Segment

Revenues from our equipment rental segment increased 0.2%, primarily due to a 3.2% increase in equipment rental volume and the effects of foreign currency translation of approximately $0.3 million, partly offset by a 2.9% decline in pricing and a decrease in equipment sales of $2.0 million.

Other

Revenues from all other sources decreased $1.6 million, primarily due to a decrease in revenues from our third-party claim management services.

EXPENSES

	Three Months Ended September 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Expenses:
Fleet related expenses	$284.3	$253.8	$30.5	12.0%
Personnel related expenses	353.0	347.0	6.0	1.7%
Other direct operating expenses	520.2	517.8	2.4	0.5%

Direct operating	1,157.5	1,118.6	38.9	3.5%
Depreciation of revenue earning equipment	501.0	499.1	1.9	0.4%
Selling, general and administrative	168.7	179.7	(11.0)	(6.1)%
Interest expense	190.4	158.1	32.3	20.4%
Interest and other income, net	(1.4)	(1.1)	(0.3)	27.1%

Total expenses	$2,016.2	$1,954.4	$61.8	3.2%

Total expenses increased 3.2%, however, total expenses as a percentage of revenues decreased from 95.7% for the three months ended September 30, 2009 to 92.2% for the three months ended September 30, 2010.

Direct Operating Expenses

Direct operating expenses increased 3.5% as a result of increases in fleet related expenses, personnel related expenses and other direct operating expenses.

  Fleet related expenses increased 12.0%. The increase was primarily related to worldwide car rental and equipment rental volume demand which resulted in increases in self insurance expense of $13.2 million, gasoline costs of $7.9 million, vehicle damage costs of $5.9 million, vehicle license taxes of $5.4 million, equipment maintenance costs of $5.3 million and equipment freight expenses of $3.0 million, partly offset by the effects of foreign currency translation of approximately $8.2 million.

  Personnel related expenses increased 1.7%. The increase was primarily related to increases in outside services of $6.4 million and wages and benefits of $5.1 million, partly offset by the effects of foreign currency translation of approximately $4.5 million and a decrease in incentive compensation costs of $2.0 million.

  Other direct operating expenses increased 0.5%. The increase was primarily related to increases in concession fees, commission fees and guaranteed charge card fees related to worldwide car rental

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

  volume demand. These increases were partly offset by a reduction in restructuring and restructuring related charges and the effects of foreign currency translation.

Depreciation of Revenue Earning Equipment

Car Rental Segment

Depreciation of revenue earning equipment for our car rental segment of $432.7 million for the three months ended September 30, 2010 increased 1.7% from $425.4 million for the three months ended September 30, 2009. The increase was primarily related to an 8.8% increase in the size of our average fleet, partly offset by the effects of foreign currency translation.

Equipment Rental Segment

Depreciation of revenue earning equipment in our equipment rental segment of $68.3 million for the three months ended September 30, 2010 decreased 7.3% from $73.7 million for the three months ended September 30, 2009. The decrease was primarily due to a 5.0% reduction in average acquisition cost of rental equipment operated during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 6.1%, due to a decrease in administrative expenses, partly offset by an increase in advertising.

  Administrative expenses decreased $15.7 million, or 13.6%, primarily due to decreases in restructuring and restructuring related charges of $17.4 million, incentive compensation of $4.9 million and the effects of foreign currency translation of approximately $2.1 million, partly offset by increases in legal expenses and consultant fees of $11.2 million primarily related to the terminated Dollar Thrifty transaction.

  Advertising expenses increased $4.7 million, or 14.5%, primarily due to increased media advertising.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $113.7 million for the three months ended September 30, 2010 increased 49.6% from $76.0 million for the three months ended September 30, 2009. The increase was primarily due to an increase in the weighted average debt outstanding as a result of an increased fleet size.

Equipment Rental Segment

Interest expense for our equipment rental segment of $9.1 million for the three months ended September 30, 2010 decreased 34.5% from $13.9 million for the three months ended September 30, 2009. The decrease was primarily due to a reduction in the weighted average debt outstanding as a result of reduced fleet size.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Other

Other interest expense relating to interest on corporate debt of $67.6 million for the three months ended September 30, 2010 decreased 0.9% from $68.2 million for the three months ended September 30, 2009.

Interest and Other Income, Net

Interest and other income, net increased $0.3 million.

ADJUSTED PRE-TAX INCOME

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $309.3 million for the three months ended September 30, 2010 increased 19.7% from $258.3 million for the three months ended September 30, 2009. The increase was primarily due to stronger volumes, increased pricing and disciplined cost management. Adjustments to our car rental segment income before income taxes on a GAAP basis for the three months ended September 30, 2010 and 2009, totaled $48.1 million and $84.1 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $33.7 million for the three months ended September 30, 2010 increased 33.7% from $25.2 million for the three months ended September 30, 2009. The increase was primarily due to stronger volumes and disciplined cost management performance. Adjustments to our equipment rental segment income before income taxes on a GAAP basis for the three months ended September 30, 2010 and 2009, totaled $26.1 million and $22.2 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS AND NET INCOME ATTRIBUTABLE TO THE HERTZ CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Three Months Ended September 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Income before income taxes	$170.1	$87.0	$83.1	95.5%
Provision for taxes on income	(21.7)	(49.5)	27.8	(56.0)%

Net income	148.4	37.5	110.9	294.8%
Less: Net income attributable to noncontrolling interests	(4.7)	(4.4)	(0.3)	5.0%

Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder	$143.7	$33.1	$110.6	333.7%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Provision for Taxes on Income

The provision for taxes on income for the three months ended September 30, 2010 decreased 56.0% due to the mix of income before income taxes in various taxing jurisdictions and discrete benefits in the three months ended September 30, 2010 as compared to the mix of income before income taxes in various taxing jurisdictions and discrete benefits in the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2010 was 12.8% as compared to 56.8% in the three months ended September 30, 2009. The change in tax rates is generally due to the factors noted above.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased 5.0% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Net Income Attributable to The Hertz Corporation and Subsidiaries' Common Stockholder

The net income attributable to The Hertz Corporation and Subsidiaries' common stockholder increased $110.6 million, primarily due to higher rental volume in our worldwide car and equipment rental operations, increased pricing in our worldwide car rental operations and disciplined cost management, partly offset by lower pricing in our worldwide equipment rental operations. The impact of changes in exchange rates on net loss was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Summary

The following table sets forth the percentage of total revenues represented by the various line items set forth in our consolidated statements of operations for the nine months ended September 30, 2010 and 2009 (in millions of dollars):

			Percentage of Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Car rental	$4,842.2	$4,436.7	84.5%	82.8%
Equipment rental	783.8	836.4	13.7	15.6
Other	100.8	87.7	1.8	1.6

Total revenues	5,726.8	5,360.8	100.0	100.0

Expenses:
Direct operating	3,245.5	3,062.5	56.7	57.1
Depreciation of revenue earning equipment	1,416.9	1,468.2	24.7	27.4
Selling, general and administrative	508.4	487.9	8.9	9.1
Interest expense	537.2	483.0	9.4	9.0
Interest and other income, net	(10.4)	(52.6)	(0.2)	(1.0)

Total expenses	5,697.6	5,449.0	99.5	101.6

Income (loss) before income taxes	29.2	(88.2)	0.5	(1.6)
Provision for taxes on income	(15.8)	(24.4)	(0.3)	(0.5)

Net income (loss)	13.4	(112.6)	0.2	(2.1)
Less: Net income attributable to noncontrolling interest	(12.9)	(11.4)	(0.2)	(0.2)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$0.5	$(124.0)	—%	(2.3)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the nine months ended or as of September 30, 2010 and 2009:

	Nine Months Ended or as of September 30,
	2010	2009
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	19,647	18,413
Domestic	14,434	13,299
International	5,213	5,114
Worldwide transaction days (in thousands)(a)	96,751	89,925
Domestic	65,638	60,162
International	31,113	29,763
Worldwide rental rate revenue per transaction day(a)(b)	$44.10	$43.87
Domestic	$42.47	$42.33
International	$47.54	$46.98
Worldwide average number of company-operated cars during the period	451,000	413,100
Domestic	302,000	272,100
International	149,000	141,000
Adjusted pre-tax income (in millions of dollars)(a)(c)	$512.7	$368.4
Worldwide revenue earning equipment, net (in millions of dollars)	$8,119.4	$7,157.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$715.4	$774.8
Same store revenue decline, including growth initiatives(a)	(6.9)%	(29.5)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,728.5	$2,888.8
Adjusted pre-tax income (in millions of dollars)(a)(c)	$43.0	$50.6
Revenue earning equipment, net (in millions of dollars)	$1,681.4	$1,893.1

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue and equipment rental same store revenue decline, see "Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009—Summary."

(b)
The following table reconciles our car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2009 foreign exchange rates) for the nine months ended September 30, 2010 and 2009 (in millions of dollars, except as noted):

	Nine Months Ended September 30,
	2010	2009
Car rental segment revenues	$4,938.2	$4,515.3
Non-rental rate revenue	(785.5)	(681.2)
Foreign currency adjustment	114.3	110.7

Rental rate revenue	$4,267.0	$3,944.8

Transaction days (in thousands)	96,751	89,925
Rental rate revenue per transaction day (in whole dollars)	$44.10	$43.87

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

(c)
The following table reconciles income (loss) before income taxes by segment to adjusted pre-tax income by segment for the nine months ended September 30, 2010 and 2009 (in millions of dollars):

	Nine Months Ended September 30, 2010
	Car Rental	Equipment Rental
Income (loss) before income taxes	$355.2	$(31.6)
Adjustments:
Purchase accounting(1)	28.6	37.4
Non-cash debt charges(2)	107.8	5.7
Restructuring charges	13.4	31.4
Restructuring related charges(3)	7.7	0.1

Adjusted pre-tax income	$512.7	$43.0

	Nine Months Ended September 30, 2009
	Car Rental	Equipment Rental
Income (loss) before income taxes	$164.4	$(23.5)
Adjustments:
Purchase accounting(1)	29.7	38.1
Non-cash debt charges(2)	91.9	6.8
Restructuring charges	50.3	28.9
Restructuring related charges(3)	27.8	0.3
Third-party bankruptcy accrual(4)	4.3	—

Adjusted pre-tax income	$368.4	$50.6

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

  (2)
  Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the nine months ended September 30, 2010 and 2009, also includes $56.9 million and $52.2 million, respectively, associated with the amortization of amounts pertaining to the de-designation of the HVF interest rate swaps as effective hedging instruments.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

(d)
The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2009 foreign exchange rates) for the nine months ended September 30, 2010 and 2009 (in millions of dollars):

	Nine Months Ended September 30,
	2010	2009
Equipment rental segment revenues	$784.1	$837.0
Equipment sales and other revenue	(75.0)	(82.7)
Foreign currency adjustment	6.3	20.5

Rental and rental related revenue	$715.4	$774.8

REVENUES

	Nine Months Ended September 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Revenues by Segment:
Car rental	$4,938.2	$4,515.3	$422.9	9.4%
Equipment rental	784.1	837.0	(52.9)	(6.3)%
Other reconciling items	4.5	8.5	(4.0)	(47.1)%

Total revenues	$5,726.8	$5,360.8	$366.0	6.8%

Car Rental Segment

Revenues from our car rental segment increased 9.4%, primarily as a result of increases in car rental transaction days worldwide of 7.6%, worldwide RPD of 0.5%, refueling fees of $35.0 million and airport concession recovery fees of $26.6 million, partly offset by the effects of foreign currency translation of approximately $2.1 million.

RPD for worldwide car rental for the nine months ended September 30, 2010 increased 0.5% from 2009, due to increases in International RPD of 1.2% and U.S. RPD of 0.3%. U.S. off-airport RPD improved by 3.4% and U.S. airport RPD decreased 0.8%. U.S. airport RPD decreased due to the lower RPD that our Advantage brand generates.

Equipment Rental Segment

Revenues from our equipment rental segment decreased 6.3%, primarily due to a 5.4% decrease in equipment rental volume, a 5.4% decline in pricing and a decrease in equipment sales of $9.8 million, partly offset by the effects of foreign currency translation of approximately $16.5 million.

Other

Revenues from all other sources decreased $4.0 million, primarily due to a decrease in revenues from our third-party claim management services.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

EXPENSES

	Nine Months Ended September 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Expenses:
Fleet related expenses	$762.1	$655.3	$106.8	16.3%
Personnel related expenses	1,056.4	981.1	75.3	7.7%
Other direct operating expenses	1,427.0	1,426.1	0.9	0.1%

Direct operating	3,245.5	3,062.5	183.0	6.0%
Depreciation of revenue earning equipment	1,416.9	1,468.2	(51.3)	(3.5)%
Selling, general and administrative	508.4	487.9	20.5	4.2%
Interest expense	537.2	483.0	54.2	11.2%
Interest and other income, net	(10.4)	(52.6)	42.2	(80.2)%

Total expenses	$5,697.6	$5,449.0	$248.6	4.6%

Total expenses increased 4.6%, but total expenses as a percentage of revenues decreased from 101.6% for the nine months ended September 30, 2009 to 99.5% for the nine months ended September 30, 2010.

Direct Operating Expenses

Direct operating expenses increased 6.0% as a result of increases in fleet related expenses, personnel related expenses, other direct operating expenses and the effects of foreign currency translation of approximately $11.3 million.

    Fleet related expenses increased 16.3%. The increase was primarily related to worldwide car rental volume demand which resulted in increases in gasoline costs of $37.4 million, self insurance expense of $29.0 million, vehicle damage costs of $14.7 million and vehicle license taxes of $11.8 million. Equipment maintenance costs increased by $11.1 million relating to efforts to maximize the use of our existing fleet.

    Personnel related expenses increased 7.7%. The increase was primarily related to increases in wages and benefits of $26.3 million, incentive compensation costs of $21.8 million, outside services of $16.9 million and the effects of foreign currency translation of approximately $5.7 million.

    Other direct operating expenses increased 0.1%. The increase was primarily related to worldwide car rental volume demand which resulted in increases in fleet related expenses, including the effects of foreign currency translation. These increases were partly offset by decreases in restructuring and restructuring related charges, equipment rental cost of goods sold and credit and collections expense.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Depreciation of Revenue Earning Equipment

Car Rental Segment

Depreciation of revenue earning equipment for our car rental segment of $1,210.7 million for the nine months ended September 30, 2010 decreased 0.8% from $1,220.6 million for the nine months ended September 30, 2009. The decrease was primarily related to an improvement in certain vehicle residual values, partly offset by the effects of foreign currency translation.

Equipment Rental Segment

Depreciation of revenue earning equipment in our equipment rental segment of $206.2 million for the nine months ended September 30, 2010 decreased 16.7% from $247.6 million for the nine months ended September 30, 2009. The decrease was primarily due to a 5.6% reduction in average acquisition cost of rental equipment operated during the period and higher residual values on the disposal of used equipment, partly offset by the effects of foreign currency translation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4.2%, due to increases in advertising, administrative expenses and sales promotion expenses and the effects of foreign currency translation of approximately $1.0 million.

  Advertising expenses increased $16.8 million, or 18.8%, primarily due to increased media advertising.

  Administrative expenses increased $2.8 million, or 0.9%, primarily due to increases in legal and consulting expenses and salaries and related expenses, partly offset by a decrease in restructuring and restructuring related charges.

  Sales promotion expenses increased $0.9 million, or 0.9%, primarily related to the effects of foreign currency translation.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $301.4 million for the nine months ended September 30, 2010 increased 34.5% from $224.1 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in the weighted average debt outstanding as a result of an increased fleet size.

Equipment Rental Segment

Interest expense for our equipment rental segment of $29.6 million for the nine months ended September 30, 2010 decreased 29.9% from $42.2 million for the nine months ended September 30, 2009. The decrease was primarily due to a reduction in the weighted average debt outstanding as a result of reduced fleet size.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Other

Other interest expense relating to interest on corporate debt of $206.2 million for the nine months ended September 30, 2010 decreased 4.8% from $216.7 million for the nine months ended September 30, 2009.

Interest and Other Income, Net

Interest and other income, net decreased $42.2 million primarily due to a gain of $48.5 million, net of transaction costs, recorded in connection with the buyback of portions of our Senior Notes and Senior Subordinated Notes in 2009.

ADJUSTED PRE-TAX INCOME

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $512.7 million for the nine months ended September 30, 2010 increased 39.2% from $368.4 million for the nine months ended September 30, 2009. The increase was primarily due to stronger volumes, increased pricing and disciplined cost management. Adjustments to our car rental segment income before income taxes on a GAAP basis for the nine months ended September 30, 2010 and 2009, totaled $157.5 million and $204.0 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $43.0 million for the nine months ended September 30, 2010 decreased 15.0% from $50.6 million for the nine months ended September 30, 2009. The decrease was primarily due to reductions in volume and pricing, partly offset by strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment loss before income taxes on a GAAP basis for the nine months ended September 30, 2010 and 2009, totaled $74.6 million and $74.1 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS AND NET INCOME (LOSS) ATTRIBUTABLE TO THE HERTZ CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Nine Months Ended September 30,
(in millions of dollars)	2010	2009	$ Change	% Change
Income (loss) before income taxes	$29.2	$(88.2)	$117.4	(133.1)%
Provision for taxes on income	(15.8)	(24.4)	8.6	(35.3)%

Net income (loss)	13.4	(112.6)	126.0	(111.9)%
Less: Net income attributable to noncontrolling interests	(12.9)	(11.4)	(1.5)	13.2%

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$0.5	$(124.0)	$124.5	(100.4)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Provision for Taxes on Income

The provision for taxes on income for the nine months ended September 30, 2010 decreased 35.3% due to the mix of income before income taxes in various taxing jurisdictions and discrete benefits recorded in the three months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 was 54.0% as compared to (27.7)% in the nine months ended September 30, 2009. The change in tax rates is generally due to the factors noted above.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased 13.2% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Net Income (Loss) Attributable to The Hertz Corporation and Subsidiaries' Common Stockholder

Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder was $0.5 million for the nine months ended September 30, 2010 compared to a net loss of $124.0 million for the nine months ended September 30, 2009. This change was primarily due to higher rental volume and increased pricing in our worldwide car rental operations and disciplined cost management, partly offset by lower rental volume and pricing in our worldwide equipment rental operations. The impact of changes in exchange rates on net loss was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

LIQUIDITY AND CAPITAL RESOURCES

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States, Europe, Puerto Rico, Australia, New Zealand, Canada and Brazil.

Cash Flows

As of September 30, 2010, we had cash and cash equivalents of $1,483.3 million, an increase of $497.8 million from $985.5 million as of December 31, 2009. The following table summarizes such increase:

	Nine Months Ended September 30,
(in millions of dollars)	2010	2009	$ Change
Cash provided by (used in):
Operating activities	$1,803.4	$1,305.2	$498.2
Investing activities	(2,550.2)	(843.8)	(1,706.4)
Financing activities	1,278.9	(189.7)	1,468.6
Effect of exchange rate changes	(34.3)	56.7	(91.0)

Net change in cash and cash equivalents	$497.8	$328.4	$169.4

During the nine months ended September 30, 2010, we generated $498.2 million more cash from operating activities compared with the same period in 2009. The increase was primarily due to a change in accounts payable driven by effective management of vendor terms taken in 2010 and a change in

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

accrued liabilities due to cash payments in 2009 relating to the buydown of our rate on our interest rate swaps as well as increased restructuring payments in 2009.

Our primary use of cash in investing activities was for the acquisition of revenue earning equipment, which consists of cars and equipment. During the nine months ended September 30, 2010, we used $1,706.4 million more cash for investing activities compared with the same period in 2009. The use of funds was primarily due to an increase in revenue earning equipment expenditures and the year-over-year change in restricted cash and cash equivalents, partly offset by an increase in proceeds from the disposal of revenue earning equipment. The increase in revenue earning equipment expenditures and in proceeds from the disposal of revenue earning equipment was related to higher car rental volumes and a general improvement in the car rental market. The year-over-year change in restricted cash and cash equivalents was primarily related to the economic conditions which affected the demand for revenue earning equipment and our Like Kind Exchange Program, or "LKE Program." As of September 30, 2010 and December 31, 2009, we had $739.6 million and $365.2 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our LKE Program and to satisfy certain of our self-insurance regulatory reserve requirements. The increase in restricted cash and cash equivalents of $374.4 million from December 31, 2009 to September 30, 2010, primarily related to the timing of purchases and sales of revenue earning vehicles, partly offset by a decrease relating to the temporary suspension of our LKE program. See "Income Taxes" below.

During the nine months ended September 30, 2010, we generated $1,468.6 million more cash from financing activities compared with the same period in 2009. The increase was primarily due to increases in proceeds from the issuance of long-term debt and net proceeds under the revolving lines of credit, partly offset by the payment of long-term debt, prior year's capital invested by parent and payment of short-term borrowings.

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

As of September 30, 2010, we had $11,665.0 million of total indebtedness outstanding. Cash paid for interest during the nine months ended September 30, 2010, was $436.5 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of September 30, 2010 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet financing facilities. For a description of these amounts, see Note 8 of the Notes to our condensed consolidated financial statements included in this Report as well as "Credit Facilities" below.

Based on our current availability under our various credit facilities and our business plan, we believe we have sufficient liquidity to meet our debt maturities over the next twelve months.

In June 2010, HVF, our wholly-owned subsidiary, issued $184.3 million in aggregate principal amount of 3-year and 5-year Subordinated Series 2009-2 Rental Car Asset Backed Notes, Class B, or the "Series 2009-2 Class B Notes." The 3-year notes carry a 4.94% coupon (5.00% yield at issuance) and the 5-year notes carry a 5.93% coupon (6.01% yield at issuance) with expected final maturities in 2013 and 2015, respectively. The net proceeds of the offering were used to purchase vehicles under our ABS Program, used to pay other ABS indebtedness or distributed to Hertz and used for general corporate purposes. The Series 2009-2 Class B Notes are included in U.S. Fleet Debt.

In June 2010, we issued EUR 400 million (the equivalent of $543.4 million as of September 30, 2010) aggregate principal amount of 8.5% Senior Secured Notes due 2015, or the "Euro Notes," and entered into a EUR 220 million (the equivalent of $298.9 million) revolving credit facility that matures in 2013, or the "European Credit Facility." The net proceeds of the Euro Notes and European Credit Facility were used to refinance our International Fleet Debt and Belgian Fleet Financing Facility, both of which were due to mature in December 2010, and the excess was used for general corporate purposes. The Euro Notes and the European Credit Facility are the primary fleet financing for our rental car operations in Germany, Italy, Spain, Belgium, Luxembourg and Switzerland. The Euro Notes and the European Credit Facility are guaranteed on a senior unsecured basis by Hertz and certain U.S. subsidiaries of Hertz and on a senior secured basis by certain non-U.S. subsidiaries of Hertz.

In July 2010, we entered into a EUR 400 million (the equivalent of $543.4 million as of September 30, 2010) asset-backed securitization facility, or "European Securitization," which matures in 2012, the proceeds of which were used to refinance the portion of our existing International ABS Fleet Financing Facility relating to France and the Netherlands, which was due to mature in December 2010.

In addition, in July 2010, HVF issued approximately $750 million in aggregate principal amount of 3-year, 5-year and 7-year Series 2010-1 Rental Car Asset Backed Notes, or "Series 2010-1 Notes." The 3-year, 5-year and 7-year notes have expected final maturities in 2014, 2016 and 2018, respectively. The net proceeds of the offering were used to purchase vehicles under the ABS Program of HVF, to pay other ABS indebtedness or distributed to Hertz and used for general corporate purposes. The Series 2010-1 Notes are included as part of our U.S. Fleet Debt.

In September 2010, we entered into amendments to our Senior Term Facility and Senior ABL Facility. The amendments provide, among other things, for additional capacity under the covenants in the Senior Term Facility and Senior ABL Facility to incur refinancing and acquisition indebtedness. The amendment to the Senior ABL Facility increases the overall letter of credit sublimit and allows for Australian dollar denominated letters of credit.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

In addition, in September 2010, we issued $700 million aggregate principal amount of 7.5% Senior Notes due 2018, or "2010 Senior Notes." The net proceeds of the offerings were used for general corporate purposes, including repayment of consolidated indebtedness.

As of September 30, 2010, we have approximately $217.7 million of remaining international fleet debt outstanding that matures in December 2010. We are currently in discussions regarding our remaining refinancing options, and based on these discussions and our ability to access the capital markets, we expect to refinance the remaining debt maturing in December 2010 on or prior to maturity. In the event financing is not available or is not available on terms we deem acceptable, we would expect to utilize our corporate liquidity to repay these obligations.

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

MBIA Insurance Corporation, or "MBIA," and Ambac Assurance Corporation, or "Ambac," provide credit enhancements in the form of financial guarantees for our 2005 Notes, with each providing guarantees for approximately half of the $875.0 million in principal amount of the 2005 Notes that was outstanding as of September 30, 2010, all of which matures during 2010.

An event of bankruptcy with respect to MBIA or Ambac between now and the maturities of the 2005 Notes in 2010 would result in an amortization event under the portion of the 2005 Notes guaranteed by the affected insurer. In addition, if an amortization event continues for 30 days or longer, the noteholders of the affected series of notes would have the right to require liquidation of a portion of the fleet sufficient to repay such notes, provided that the exercise of the right was exercised by a majority of the affected noteholders. Ambac has publicly stated that it has insufficient capital to finance its debt service and operating expense requirements beyond the second quarter of 2011 and may need to seek bankruptcy protection. Accordingly, if a bankruptcy of MBIA or Ambac were to occur prior to the 2005 Notes maturing, we expect that we would use our corporate liquidity and the borrowings under or proceeds from these recent financings to pay down the amounts owed under the affected series of 2005 Notes. The Series 2009-1 Notes, Series 2009-2 Notes, Series 2009-2 Class B Notes or the Series 2010-1 Notes are not guaranteed.

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use this specified price or guaranteed depreciation rate to calculate our asset-backed financing capacity. If any manufacturer of our cars fails to fulfill its repurchase or guaranteed depreciation

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

obligations, due to bankruptcy or otherwise, our asset-backed financing capacity could be decreased, or we may be required to materially increase the credit enhancement levels relating to the financing of the fleet vehicles provided by such bankrupt manufacturer under certain of our fleet financing facilities. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" included in our Form 10-K and Second Quarter Form 10-Q.

We rely significantly on asset-backed financing to purchase cars for our domestic and international car rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control, including recently adopted legislation, proposed SEC rules and regulations and other legislative and administrative developments. In this regard, there has been uncertainty regarding the potential impact of recently proposed SEC rules and regulations governing the issuance of asset-backed securities and additional requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act. While we will continue to monitor these developments and their impact on our ABS program, the SEC rules and regulations, once adopted and implemented, may impact our ability and/or desire to engage in asset-backed financings in the future. For further information concerning our asset-backed financing programs, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" included in our Form 10-K and Second Quarter Form 10-Q.

In the event of a bankruptcy of a car manufacturer, our liquidity would be impacted by several factors including reductions in fleet residual values, as discussed above, and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program cars manufactured by any such company would need to be removed from our fleet or re-designated as non-program vehicles, which would require us to furnish additional collateral enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed financing, see "Item 1A—Risk Factors" included in our Form 10-K and Second Quarter Form 10-Q.

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows: 2011, $4,191.0 (including $3,190.2 of other short-term borrowings); 2012, $179.6; 2013, $1,969.3; 2014, $2,274.8; 2015, $1,413.5; after 2015, $1,674.1. For a discussion of maturities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Our short-term borrowings of $3,190.2 million as of September 30, 2010 include, among other items, the amounts outstanding under our International ABS Fleet Financing Facility, European Securitization, Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Fleet Financing Facility, Capitalized Leases and European Credit Facility. These amounts are considered short-term in nature since they have maturity dates of three months or less; however these facilities are revolving in nature and do not expire at the time of the short-term debt maturity except for our International ABS Fleet Financing Facility and Brazilian Fleet Financing Facility which mature in December 2010. As a result of our successful refinancing efforts in 2009 and the first half of 2010 and the strategic cost reduction actions taken in the past as well as those planned for the remainder of 2010, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months. Our future

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

For further information on our indebtedness, see Note 8 of the Notes to our condensed consolidated financial statements included in this Report.

Covenants

Certain of our debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, make capital expenditures, or engage in certain transactions with affiliates. Some of these agreements also require the maintenance of certain financial covenants. As of September 30, 2010, we were in compliance with all of these financial covenants.

As of September 30, 2010, we had an aggregate principal amount outstanding of $1,348.4 million pursuant to our Senior Term Facility and no amounts outstanding in our Senior ABL Facility. As of September 30, 2010, Hertz was required under the Senior Term Facility to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated interest expense coverage ratio of not less than 2.00:1. In addition, under our Senior ABL Facility, if there was less than $200.0 million of available borrowing capacity under that facility as of September 30, 2010, Hertz was required to have a consolidated leverage ratio of not more than 5.25:1 and a consolidated fixed charge coverage ratio of not less than 1:1 for the quarter then ended. Under the Senior Term Facility, as of September 30, 2010, we had a consolidated leverage ratio of 4.20:1 and a consolidated interest expense coverage ratio of 3.57:1. Since we had maintained sufficient borrowing capacity under our Senior ABL Facility as of September 30, 2010, and expect to maintain such capacity in the future, the consolidated fixed charge coverage ratio was not deemed relevant for presentation. For further information on the terms of our senior credit facilities, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." In addition to the borrowings under our senior credit facilities, we have a significant amount of additional debt outstanding. For a discussion of the risks associated with our significant leverage, see "Item 1A—Risk Factors" included in our Form 10-K and Second Quarter Form 10-Q.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Credit Facilities

As of September 30, 2010, the following credit facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior Term Facility	$—	$—
Senior ABL Facility	1,591.2	851.7

Total Corporate Debt	1,591.2	851.7

Fleet Debt
U.S. Fleet Debt	545.1	77.5
International ABS Fleet Financing Facility	1.0	1.0
European Securitization	77.9	68.3
Fleet Financing Facility	2.0	2.0
Brazilian Fleet Financing Facility	0.1	—
Canadian Fleet Financing Facility	101.5	13.5
Capitalized Leases	42.6	—

Total Fleet Debt	770.2	162.3

Total	$2,361.4	$1,014.0

As of September 30, 2010, the Senior Term Facility had approximately $11.4 million available under the letter of credit facility and the Senior ABL Facility had $406.2 million available under the letter of credit facility sublimit.

Our liquidity as of September 30, 2010 was $3,105.2 million, which consisted of $1,483.3 million of cash and cash equivalents, $851.7 million of unused commitments under our Senior ABL Facility and $770.2 million of unused commitments under our fleet financing facilities. Taking into consideration the borrowing base limitations in our Senior ABL Facility and in our Fleet Debt, the amount that we had available for immediate use as of September 30, 2010 under our Senior ABL Facility was $851.7 million and we had $162.3 million of over-enhancement that was available under our Fleet Debt. Accordingly, as of September 30, 2010, we had $2,497.3 million ($1,483.3 million in cash and cash equivalents, $851.7 million available under our Senior ABL Facility and $162.3 million available under our various Fleet Debt facilities) in liquidity that was available for our immediate use. Future availability of borrowings under these facilities will depend on borrowing base requirements and other factors, many of which are outside our control.

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

Some of these special purpose entities are consolidated variable interest entities, of which we are the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of September 30, 2010 and December 31, 2009, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V., Hertz Fleet Limited and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of revenue earning equipment of $461.6 million and $367.6 million, respectively, and total liabilities primarily comprised of debt of $569.2 million and $710.3 million, respectively. For further information on the terms of our debt, see Note 3 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

Capital Expenditures

The following tables set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds, on a cash basis consistent with our consolidated statements of cash flows, received by quarter for 2010 and 2009 (in millions of dollars).

	Revenue Earning Equipment
				Property and Equipment
			Net Capital Expenditures (Disposal Proceeds)
	Capital Expenditures	Disposal Proceeds		Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2010
First Quarter	$2,214.5	$(1,589.9)	$624.6	$51.3	$(6.7)	$44.6
Second Quarter	3,215.4	(1,819.2)	1,396.2	40.7	(8.5)	32.2
Third Quarter	1,714.5	(1,679.9)	34.6	42.3	(10.3)	32.0

	$7,144.4	$(5,089.0)	$2,055.4	$134.3	$(25.5)	$108.8

2009
First Quarter	$1,399.6	$(2,026.1)	$(626.5)	$26.7	$(5.2)	$21.5
Second Quarter	2,140.9	(1,171.5)	969.4	21.6	0.2	21.8
Third Quarter	1,654.0	(965.1)	688.9	20.7	(1.1)	19.6

	$5,194.5	$(4,162.7)	$1,031.8	$69.0	$(6.1)	$62.9

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$7,040.3	$5,133.9	$1,906.4	37.1%
Equipment rental	104.1	60.6	43.5	71.8%

Total	$7,144.4	$5,194.5	$1,949.9	37.5%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Property and equipment expenditures
Car rental	$116.9	$62.5	$54.4	87.0%
Equipment rental	9.7	4.4	5.3	120.5%
Other	7.7	2.1	5.6	266.7%

Total	$134.3	$69.0	$65.3	94.6%

The increase in our car rental operations revenue earning equipment expenditures was primarily due to higher rental volumes during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, which required us to increase our fleet levels. The increase in our equipment rental operations revenue earning equipment expenditures was primarily due to increased demand and due to our efforts to meet the current year's goal in updating aged fleet during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

The increase in car rental property and equipment expenditures are due to increased spending in response to an increase in demand and the opening of new off-airport locations. The increased level of expenditures in our equipment rental operations was a result of increased in demand.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2010 and December 31, 2009, the following guarantees (including indemnification commitments) were issued and outstanding:

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2010 and December 31, 2009, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheet in "Accrued liabilities" were $1.7 million and $2.0 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of September 30, 2010, our net income would decrease by an estimated $20.1 million over a twelve-month period.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Continued)

Income Taxes

In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal 2007, 2008 and 2009. A LKE Program for HERC has also been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. For strategic purposes, such as cash management and fleet reduction, we have recognized some taxable gains in the program. The bankruptcy filing of an original equipment manufacturer, or "OEM," also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet. In the event of an extended fleet reduction, we believe the likelihood of making material cash tax payments in the near future is low because of our significant net operating losses. For a discussion of risks related to our reliance on asset-backed financing to purchase cars, see "Item 1A—Risk Factors" included in our Form 10-K and Second Quarter Form 10-Q.

In August 2010, we elected to temporarily suspend the LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, one of which may be future debt reduction. Existing net operating losses will be used to offset the gains from the sales of vehicles during the suspension period. We will not have a significant tax liability from the temporary suspension of the LKE Program.

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

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Based on present assumptions, our 2010 worldwide pre-tax pension expense is expected to be approximately $33.8 million, which would represent a decrease of $2.1 million from 2009. The anticipated decrease in expense compared to 2009 is primarily due to lower discount rates offset by increased contributions. We expect to contribute up to $54.1 million to our U.S. pension plan in the full year of 2010. These contributions are necessary primarily because of the significant decline in asset values.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 10 of the Notes to our annual audited consolidated financial statements included in our Form 10-K.

The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:

In August 2010, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the complaint as to all defendants in the In re Tourism Assessment Fee Litigation. The deadline for plaintiffs to request a rehearing of this decision has passed.

Aside from the above mentioned, there were no material changes in the legal proceedings described in our Form 10-K and in our quarterly reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Part I—Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under "Part II—Item 1A—Risk Factors" in our Form 10-Q for the quarterly period ended June 30, 2010.

ITEM 6.    EXHIBITS

(a)
Exhibits:

Exhibit Number	Description
4.6.11	Fifth Amendment, dated as of September 17, 2010, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**
4.7.13	Fifth Amendment, dated as of September 17, 2010, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Partnership, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**
4.9.35	Series 2010-1 Supplement, dated as of July 22, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A. as Trustee (Incorporated by reference to Exhibit 4.9.35 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 6, 2010.)
4.20	Exchange and Registration Rights Agreement, dated as of September 30, 2010, by and between The Hertz Corporation, Barclays Capital Inc. and the other financial institutions named therein, relating to the 7.50% Senior Notes Due 2018**
4.21	Indenture, dated as of September 30, 2010, by and between The Hertz Corporation, as issuer, and the Subsidiary Guarantors from time to time as parties thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes Due 2018**
10.1	Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, as amended and restated (Incorporated by reference to 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)

ITEM 6.    EXHIBITS (Continued)

Exhibit Number	Description
10.2	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.3	Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.4	Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.5	Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.6	Hertz Global Holdings, Inc. Senior Executive Bonus Plan (Incorporated by reference to 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.7	Form of Change in Control Severance Agreement between Hertz Global Holdings, Inc. and executive officers (form used for agreements entered into after March 3, 2010) (Incorporated by reference to 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.8	Agreement and Plan of Merger, dated as of April 25, 2010, by and among Hertz Global Holdings, Inc., HDTMS, Inc. and Dollar Thrifty Automotive Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on April 29, 2010.)
10.8.1	Amendment No. 1, dated September 10, 2010, to the Agreement and Plan of Merger, dated as of April 25, 2010, by and among Hertz Global Holdings, Inc., HDTMS, Inc. and Dollar Thrifty Automotive Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on September 13, 2010.)
31.1-31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1-32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

**
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on November 9, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	THE HERTZ CORPORATION (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
4.6.11	Fifth Amendment, dated as of September 17, 2010, among The Hertz Corporation, Deutsche Bank AG, New York Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, and BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**
4.7.13
Fifth Amendment, dated as of September 17, 2010, among Hertz Equipment Rental Corporation, The Hertz Corporation, Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Partnership, Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, and the other parties signatory thereto, to the Credit Agreement, dated as of December 21, 2005, by and between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG, Canada Branch, as Canadian Agent and Canadian Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Documentation Agent, Deutsche Bank Securities Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Joint Lead Arrangers, BNP Paribas, The Royal Bank of Scotland plc, and Calyon New York Branch, as Co-Arrangers, and Deutsche Bank Securities Inc., Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A., as Joint Bookrunning Managers**
4.9.35
Series 2010-1 Supplement, dated as of July 22, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A. as Trustee (Incorporated by reference to Exhibit 4.9.35 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 6, 2010.)
4.20
Exchange and Registration Rights Agreement, dated as of September 30, 2010, by and between The Hertz Corporation, Barclays Capital Inc. and the other financial institutions named therein, relating to the 7.50% Senior Notes Due 2018**
4.21
Indenture, dated as of September 30, 2010, by and between The Hertz Corporation, as issuer, and the Subsidiary Guarantors from time to time as parties thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes Due 2018**
10.1
Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, as amended and restated (Incorporated by reference to 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)

Exhibit Number	Description
10.2	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.3
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.4
Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.5
Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.6	Hertz Global Holdings, Inc. Senior Executive Bonus Plan (Incorporated by reference to 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.7
Form of Change in Control Severance Agreement between Hertz Global Holdings, Inc. and executive officers (form used for agreements entered into after March 3, 2010) (Incorporated by reference to 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010.)
10.8
Agreement and Plan of Merger, dated as of April 25, 2010, by and among Hertz Global Holdings, Inc., HDTMS, Inc. and Dollar Thrifty Automotive Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on April 29, 2010.)
10.8.1
Amendment No. 1, dated September 10, 2010, to the Agreement and Plan of Merger, dated as of April 25, 2010, by and among Hertz Global Holdings, Inc., HDTMS, Inc. and Dollar Thrifty Automotive Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on September 13, 2010.)
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

**
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on November 9, 2010.