Form 10-Q
period 2011-03-31
HERTZ CORP
filed 2011-05-06
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The registrant meets the conditions as set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format as permitted.

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

As of May 6, 2011, all of the common stock of the registrant was owned by its affiliate, Hertz Investors, Inc. As of May 6, 2011, 100 shares of the registrant's common stock (par value $0.01) were issued and outstanding.

 THE HERTZ CORPORATION AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of March 31, 2011, and the related consolidated statements of operations for the three-month periods ended March 31, 2011 and March 31, 2010 and the consolidated statements of cash flows for the three-month periods ended March 31, 2011 and March 31, 2010. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 6, 2011

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,365,743	$2,374,006
Restricted cash and cash equivalents	190,886	207,576
Receivables, less allowance for doubtful accounts of $21,323 and $19,708	1,311,755	1,356,553
Due from Hertz Global Holdings, Inc.	7,620	—
Inventories, at lower of cost or market	97,472	87,429
Prepaid expenses and other assets	421,461	344,926
Revenue earning equipment, at cost:
Cars	8,970,894	8,435,077
Less accumulated depreciation	(1,256,743)	(1,199,355)
Other equipment	2,766,600	2,756,101
Less accumulated depreciation	(1,079,491)	(1,052,414)

Total revenue earning equipment	9,401,260	8,939,409

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,101,047	1,071,987
Service equipment and other	945,999	900,271

	2,047,046	1,972,258
Less accumulated depreciation	(860,537)	(808,689)

Total property and equipment	1,186,509	1,163,569

Other intangible assets, net	2,535,570	2,550,559
Goodwill	309,495	300,174

Total assets	$16,827,771	$17,324,201

LIABILITIES AND EQUITY
Accounts payable	$1,204,927	$944,973
Due to Hertz Global Holdings, Inc.	—	1,396
Accrued liabilities	975,178	1,068,002
Accrued taxes	149,059	136,397
Debt	10,357,607	10,919,345
Public liability and property damage	282,127	278,685
Deferred taxes on income	1,421,715	1,460,212

Total liabilities	14,390,613	14,809,010

Commitments and contingencies
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,462,253	3,452,019
Accumulated deficit	(1,114,118)	(991,153)
Accumulated other comprehensive income	68,873	37,823

Total The Hertz Corporation and Subsidiaries stockholder's equity	2,417,008	2,498,689
Noncontrolling interest	20,150	16,502

Total equity	2,437,158	2,515,191

Total liabilities and equity	$16,827,771	$17,324,201

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2011	2010
Revenues:
Car rental	$1,478,938	$1,396,571
Equipment rental	268,086	236,971
Other	32,979	27,346

Total revenues	1,780,003	1,660,888

Expenses:
Direct operating	1,073,665	1,012,999
Depreciation of revenue earning equipment and lease charges	436,089	459,173
Selling, general and administrative	182,190	167,717
Interest expense	184,761	169,589
Interest income	(1,855)	(2,278)
Other (income) expense, net	51,876	—

Total expenses	1,926,726	1,807,200

Loss before income taxes	(146,723)	(146,312)
Benefit for taxes on income	27,429	14,213

Net loss	(119,294)	(132,099)
Less: Net income attributable to noncontrolling interest	(3,673)	(3,578)

Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(122,967)	$(135,677)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(119,294)	$(132,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of revenue earning equipment	412,508	442,671
Depreciation of property and equipment	37,695	39,630
Amortization of other intangible assets	16,784	16,372
Amortization and write-off of deferred financing costs	44,025	15,000
Amortization and write-off of debt discount	9,969	7,614
Stock-based compensation charges	9,078	8,997
(Gain) loss on derivatives	(6,917)	9,838
Amortization of cash flow hedges	—	20,899
Provision for losses on doubtful accounts	6,362	5,087
Asset writedowns	742	676
Deferred taxes on income	(23,954)	29,040
Gain on sale of property and equipment	(2,317)	(409)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(26,035)	(28,545)
Due from Hertz Global Holdings, Inc.	—	(5,333)
Inventories, prepaid expenses and other assets	(48,145)	(8,978)
Accounts payable	28,813	48,868
Accrued liabilities	(171,911)	(129,347)
Accrued taxes	3,934	(56,486)
Public liability and property damage	(5,468)	(4,175)

Net cash provided by operating activities	165,869	279,320

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	20,611	139,905
Revenue earning equipment expenditures	(1,963,814)	(2,214,469)
Proceeds from disposal of revenue earning equipment	1,690,159	1,606,447
Property and equipment expenditures	(56,770)	(51,292)
Proceeds from disposal of property and equipment	14,451	6,683
Acquisitions, net of cash acquired	(9,774)	—
Sale of short-term investments, net	—	3,360
Other investing activities	1,192	341

Net cash used in investing activities	$(303,945)	$(509,025)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Three Months Ended March 31,
	2011	2010
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$2,429,456	$8,472
Payment of long-term debt	(3,138,875)	(262,593)
Short-term borrowings:
Proceeds	67,155	66,581
Payments	(225,302)	(79,279)
Proceeds (payments) under the revolving lines of credit, net	47,928	347,175
Distributions to noncontrolling interest	—	(2,975)
Proceeds from employee stock purchase plan	871	610
Loan with Hertz Global Holdings, Inc.	(9,016)	2
Payment of financing costs	(64,091)	(1,311)

Net cash provided by (used in) financing activities	(891,874)	76,682

Effect of foreign exchange rate changes on cash and cash equivalents	21,687	(32,687)

Net change in cash and cash equivalents during the period	(1,008,263)	(185,710)
Cash and cash equivalents at beginning of period	2,374,006	985,467

Cash and cash equivalents at end of period	$1,365,743	$799,757

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$205,817	$173,284
Income taxes	11,555	24,564
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$487,921	$709,052
Sales of revenue earning equipment included in receivables	387,620	632,336
Purchases of property and equipment included in accounts payable	38,782	26,164
Sales of property and equipment included in receivables	6,760	6,271

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

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company, or "Ford," acquired an ownership interest in Hertz in 1987. Prior to this, we were a subsidiary of United Continental Holdings, Inc. (formerly Allegis Corporation), which acquired our outstanding capital stock from RCA Corporation in 1985.

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

In March 2011, the Sponsors sold 50,000,000 shares of their Hertz Holdings common stock to Goldman, Sachs & Co. as the sole underwriter in the registered public offering of those shares.

As a result of Hertz Holdings' initial public offering in November 2006 and subsequent offerings in June 2007, May 2009, June 2009 and March 2011, the Sponsors reduced their holdings to approximately 39% of the outstanding shares of common stock of Hertz Holdings.

In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., Inc., the parent company of BAMLCP. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by BAMLCP and certain of its affiliates.

Note 2—Basis of Presentation

The significant accounting policies summarized in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the United States Securities and Exchange Commission, or "SEC," on February 28, 2011, or the "Form 10-K," have been followed in preparing the accompanying condensed consolidated financial statements.

The December 31, 2010 condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or "GAAP."

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

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

There have been no new accounting pronouncements issued or changes to existing guidance during the three months ended March 31, 2011 that would have a material impact on our financial position or results of operations.

For the three months ended March 31, 2010, we have revised net cash provided by operating activities and net cash used in investing activities within our consolidated statement of cash flows due to a gross-up of cash lease payments relating to our revenue earning equipment in the non-cash add back previously included in depreciation of revenue earning equipment and proceeds from disposal of revenue earning equipment.

Note 3—Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

In our Consolidated Statements of Cash Flows, we net cash flows from revolving borrowings in the line item "Proceeds (payments) under the revolving lines of credit, net." The contractual maturities of such borrowings may exceed 90 days in certain cases.

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of March 31, 2011 and December 31, 2010, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $110.2 million and $115.6 million, respectively. The decrease in restricted cash and cash equivalents associated with our fleet debt of $5.4 million from December 31, 2010 to March 31, 2011 was primarily related to payments to reduce fleet debt and the timing of purchases and sales of revenue earning vehicles.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 4—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2011
Goodwill	$336.4	$658.7	$995.1
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	293.4	6.8	300.2

Goodwill acquired during the period	5.0	—	5.0
Adjustments to previously recorded purchase price allocation	(0.9)	1.4	0.5
Other changes during the period(1)	3.6	0.2	3.8

	7.7	1.6	9.3
Balance as of March 31, 2011
Goodwill	344.1	660.3	1,004.4
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$301.1	$8.4	$309.5

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2010
Goodwill	$335.8	$654.5	$990.3
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	292.8	2.6	295.4

Goodwill acquired during the year	2.7	4.3	7.0
Other changes during the year(1)	(2.1)	(0.1)	(2.2)

	0.6	4.2	4.8
Balance as of December 31, 2010
Goodwill	336.4	658.7	995.1
Accumulated impairment losses	(43.0)	(651.9)	(694.9)

	$293.4	$6.8	$300.2

(1)
Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$606.6	$(319.3)	$287.3
Other(1)	60.8	(20.7)	40.1

Total	667.4	(340.0)	327.4

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,875.6	$(340.0)	$2,535.6

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$606.5	$(304.6)	$301.9
Other(1)	59.1	(18.6)	40.5

Total	665.6	(323.2)	342.4

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,873.8	$(323.2)	$2,550.6

(1)
Other amortizable intangible assets primarily consist of our Advantage trade name and concession rights, reacquired franchise rights, non-compete agreements and technology-related intangibles.

(2)
Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of other intangible assets for the three months ended March 31, 2011 and 2010, was approximately $16.8 million and $16.4 million, respectively. Based on our amortizable intangible assets as of March 31, 2011, we expect amortization expense to be approximately $49.4 million for the remainder of 2011, $64.9 million in 2012, $63.6 million in 2013, $60.7 million in 2014, $59.5 million in 2015 and $13.2 million in 2016.

During the three months ended March 31, 2011, we added eight international car rental locations from an external acquisition. This transaction has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of the acquired locations from the date of acquisition are included in our consolidated statement of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is preliminary and subject to finalization. This

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

acquisition is not material to the consolidated amounts presented within our statement of operations for the three months ended March 31, 2011.

Note 5—Taxes on Income

The effective tax rate for the three months ended March 31, 2011 and 2010 was 18.7% and 9.7%, respectively. The benefit for taxes on income of $27.4 million in the three months ended March 31, 2011 increased from $14.2 million in the three months ended March 31, 2010, primarily due to changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Note 6—Depreciation of Revenue Earning Equipment and Lease Charges

Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Depreciation of revenue earning equipment	$418.7	$427.9
Adjustment of depreciation upon disposal of revenue earning equipment	(6.2)	14.8
Rents paid for vehicles leased	23.6	16.5

Total	$436.1	$459.2

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2011 and 2010, included a net gain of $6.1 million and a net loss of $11.2 million, respectively, on the disposal of vehicles used in our car rental operations and a net gain of $0.1 million and a net loss of $3.6 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three months ended March 31, 2011, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in a net decrease of $0.6 million in depreciation expense for the three months ended March 31, 2011. During the three months ended March 31, 2011, depreciation rate changes in certain of our equipment rental operations resulted in a net decrease of $1.0 million in depreciation expense.

For the three months ended March 31, 2011 and 2010, our worldwide car rental operations sold approximately 30,600 and 42,300 non-program cars, respectively, a 27.7% year over year decrease primarily due to an increase in car rental demand.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 7—Debt

Our debt consists of the following (in millions of dollars):

Facility	Average Interest Rate at March 31, 2011(1)	Fixed or Floating Interest Rate	Maturity	March 31, 2011	December 31, 2010
Corporate Debt
Senior Term Facility(2)	3.75%	Floating	3/2018	$1,400.0	$1,345.0
Senior ABL Facility(2)	N/A	Floating	3/2016	—	—
Senior Notes(3)	7.56%	Fixed	1/2014–1/2021	3,143.6	3,229.6
Senior Subordinated Notes	10.50%	Fixed	1/2016	—	518.5
Promissory Notes	7.48%	Fixed	6/2012–1/2028	224.7	345.6
Other Corporate Debt	4.26%	Floating	Various	42.2	22.0
Unamortized Net (Discount) Premium (Corporate)				(0.7)	(17.1)

Total Corporate Debt				4,809.8	5,443.6

Fleet Debt
U.S. ABS Program
U.S. Fleet Variable Funding Notes:
Series 2009-1(4)	1.27%	Floating	3/2013	1,538.0	1,488.0
Series 2010-2(4)	1.30%	Floating	3/2013	145.0	35.0
U.S. Fleet Medium Term Notes
Series 2009-2 Notes(4)	4.95%	Fixed	3/2013–3/2015	1,384.3	1,384.3
Series 2010-1 Notes(4)	3.77%	Fixed	2/2014–2/2018	749.8	749.8
Other Fleet Debt
U.S. Fleet Financing Facility	1.50%	Floating	12/2011	163.0	163.0
European Revolving Credit Facility	4.58%	Floating	6/2013	155.3	168.6
European Fleet Notes	8.50%	Fixed	7/2015	564.5	529.0
European Securitization(4)	4.18%	Floating	7/2012	202.8	236.9
Canadian Securitization(4)	1.19%	Floating	11/2011	82.6	80.4
Australian Securitization(4)	6.29%	Floating	12/2012	170.8	183.2
Brazilian Fleet Financing Facility	13.52%	Floating	7/2011	18.6	77.8
Capitalized Leases	4.92%	Floating	4/2011–2/2013	389.8	398.1
Unamortized Discount (Fleet)				(16.7)	(18.4)

Total Fleet Debt				5,547.8	5,475.7

Total Debt				$10,357.6	$10,919.3

Note:
For further information on the definitions and terms of our debt, see Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(1)
As applicable, reference is to the March 31, 2011 weighted average interest rate (weighted by principal balance).

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(2)
December 31, 2010 balance refers to the former facilities which were refinanced on March 11, 2011, see "First Quarter Events," below.

(3)
References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of March 31, 2011, the outstanding principal amount for each such series of the Senior Notes is also specified below.

Senior Notes	Outstanding Principal
8.875% Senior Notes due January 2014	$642.3 million
7.875% Senior Notes due January 2014	$301.3 million (€213.5 million)
7.50% Senior Notes due October 2018	$700 million
7.375% Senior Notes due January 2021	$500 million
6.75% Senior Notes due April 2019	$1,000 million
(4)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

Maturities

The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows:

2012	$3,384.5	(including $2,881.4 of other short-term borrowings)
2013	$773.9
2014	$743.9
2015	$842.7
2016	$953.4
After 2016	$3,676.6

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures. We believe that cash generated from operations, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt maturities over the next twelve months.

Our short-term borrowings as of March 31, 2011 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, U.S. Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases and European Revolving Credit Facility. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. As of March 31, 2011, short-term borrowings had a weighted average interest rate of 2.6%.

In March 2011, Hertz issued an additional $500 million aggregate principal of the 6.75% Senior Notes due 2019 in a private offering, the proceeds of which were used in April 2011 to redeem $480 million principal amount of its outstanding 8.875% Senior Notes due 2014. The redeemed portion of the 8.875% Senior Notes has been included in the 2012 maturities in the table above.

Letters of Credit

As of March 31, 2011, there were outstanding standby letters of credit totaling $516.9 million. Of this amount, $467.6 million was issued under the Senior Credit Facilities ($226.6 million of which was issued for the benefit of the ABS Program) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have agreed to indemnify the policy issuers for

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

any losses) as well as airport concession obligations in the United States, Canada and Europe. As of March 31, 2011, none of these letters of credit have been drawn upon.

First Quarter Events

In January 2011, Hertz redeemed in full its outstanding ($518.5 million principal amount) 10.5% Senior Subordinated Notes due 2016 which resulted in premiums paid of $27.2 million and the write-off of unamortized debt costs of $8.6 million. In January and February 2011, Hertz redeemed $1,105 million principal amount of its outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid of $24.5 million and the write-off of unamortized debt costs of $14.4 million. Hertz used the proceeds from the September 2010 issuance of $700 million aggregate principal amount of 7.50% Senior Notes, the December 2010 issuance of $500 million aggregate principal amount of 7.375% Senior Notes and the February 2011 issuance of $500 million aggregate principal amount of 6.75% Senior Notes (see below) for these redemptions. Total premiums paid during the three months ended March 31, 2011, of $51.7 million are recorded in "Other (income) expense, net" on our consolidated statement of operations.

In February 2011, Hertz issued $500 million aggregate principal amount of 6.75% Senior Notes due 2019. The 6.75% Senior Notes are guaranteed on a senior unsecured basis by the domestic subsidiaries of Hertz that guarantee its Senior Credit Facilities.

In February 2011, Hertz used existing corporate liquidity to pay off the maturing amount of the Brazilian Fleet Financing Facility.

In March 2011, Hertz issued an additional $500 million aggregate principal of the 6.75% Senior Notes due 2019 in a private offering. The proceeds of which were used in April 2011 to redeem $480 million principal amount of its outstanding 8.875% Senior Notes due 2014. See Note 17—Subsequent Events.

In March 2011, Hertz refinanced its 2005 Senior Term Facility and 2005 Senior ABL Facility. A description of the new Senior Term Facility and Senior ABL Facility is set forth below. During the three months ended March 31, 2011, we recorded an expense of $9.3 million in "Interest expense" on our consolidated statement of operations associated with the write-off of debt costs in connection with the refinancing of our 2005 Senior Term Facility and 2005 Senior ABL Facility. Additionally, a portion of the unamortized debt costs associated with the 2005 Senior Term Facility and 2005 Senior ABL Facility are continuing to be amortized over the terms of the new Senior Term Facility and Senior ABL Facility. The determination of whether these costs were expensed or further deferred was dependent upon whether the terms of the old and new instruments were considered to be substantially different. In regards to the Senior Term Facility, the determination as to whether the 2005 Senior Term Facility and the new Senior Term Facility were considered to be substantially different was made on a lender by lender basis using the "net method" which compares the cash flows related to the lowest common principal balance between the old and new instruments.

In March 2011, Hertz entered into a credit agreement that provides a $1,400.0 million secured term loan facility (as amended, the "Senior Term Facility"). In addition, the Senior Term Facility includes a pre-funded synthetic letter of credit facility in an aggregate principal amount of $200.0 million. Subject to the satisfaction of certain conditions and limitations, the Senior Term Facility allows for the addition of incremental term and/or revolving loans. Hertz used approximately $1,345.0 million of borrowings under the Senior Term Facility to refinance indebtedness under the 2005 Senior Term Facility. We reflected this transaction on a gross basis in our Consolidated Statement of Cash Flows in "Proceeds from issuance

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

of long-term debt" and "Payment of long-term debt." During the three months ended March 31, 2011, we recorded financing costs of $6.6 million in "Interest expense" on our consolidated statement of operations associated with the new Senior Term Facility.

In March 2011, Hertz, Hertz Equipment Rental Corporation and certain other of our subsidiaries entered into a credit agreement that provides for aggregate maximum borrowings of $1,800.0 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility (as amended, the "Senior ABL Facility"). Up to $1,500.0 million of the Senior ABL Facility is available for the issuance of letters of credit subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the Senior ABL Facility allows for the addition of incremental revolving and/or term loan commitments. In addition, the Senior ABL Facility permits Hertz to increase the amount of commitments under the Senior ABL with the consent of each lender providing an additional commitment, subject to satisfaction of certain conditions.

In March 2011, Hertz amended the Canadian Securitization to extend the maturity date from May 2011 to November 2011.

Registration Rights

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the separate issuances of the 7.5% Senior Notes due 2018, the 7.375% Senior Notes due 2021 and the 6.75% Senior Notes due 2019, Hertz has agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under the exchange and registration rights agreements, including by failing to have the respective registration statement become effective by a specified date or failing to complete the respective exchange offer by a specified date, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where a default has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. On March 23, 2011, Hertz filed a registration statement for such notes. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of March 31, 2011 has been issued from the terms as disclosed in our Form 10-K.

Financial Covenant Compliance

Under the new terms of our amended Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility we are subject to a springing financial maintenance covenant upon the occurrence of certain triggering events. As of March 31, 2011, no triggering event had occurred requiring testing of the springing financial maintenance covenant.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Borrowing Capacity and Availability

As of March 31, 2011, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,800.0	$896.4

Total Corporate Debt	1,800.0	896.4

Fleet Debt
U.S. Fleet Variable Funding Notes	455.1	90.5
U.S. Fleet Financing Facility	2.0	2.0
European Revolving Credit Facility	154.4	154.4
European Securitization	314.6	71.6
Canadian Securitization	148.3	4.8
Australian Securitization	86.4	7.6
Brazilian Fleet Financing Facility	0.9	0.9
Capitalized Leases	108.1	28.9

Total Fleet Debt	1,269.8	360.7

Total	$3,069.8	$1,257.1

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

As of March 31, 2011, the Senior Term Facility had approximately $3.2 million available under the letter of credit facility and the Senior ABL Facility had $1,095.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which we are the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of March 31, 2011 and December 31, 2010, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $503.0 million and $652.1 million, respectively, and total liabilities primarily comprised of debt of $502.5 million and $651.6 million, respectively.

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$6.2	$6.7	$1.7	$1.3	$0.1	$0.1
Interest cost	6.5	6.8	2.8	2.6	0.2	0.2
Expected return on plan assets	(7.1)	(6.7)	(3.1)	(2.5)	—	—
Net amortization	2.0	1.7	(0.3)	(0.1)	—	(0.1)
Settlement loss	0.3	0.3	—	—	—	—

Net pension/postretirement expense	$7.9	$8.8	$1.1	$1.3	$0.3	$0.2

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three months ended March 31, 2011 and 2010, we contributed $44.8 million and $36.0 million, respectively, to our worldwide pension plans, including discretionary contributions of $12.3 million and $1.8 million, respectively, to our United Kingdom, or "U.K.," defined benefit pension plan and benefit payments made through unfunded plans. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, it is likely we will continue to make cash contributions in 2011 and possibly in future years.

We sponsor a defined benefit pension plan in the U.K. In January 2011, we tentatively agreed with the trustees of that plan to cease all future benefit accruals and to close the plan to members, contingent on the outcome of the consultation process with employees that ends in May. We will introduce a defined contribution plan with company matching contributions to replace the defined benefit pension plan. The company matching contributions will generally be 100% of the employee contributions, up to 8% of pay, except that current members of the defined benefit plan will receive an enhanced match for five years.

Our obligation for the U.K. pension plan was $163.4 million, with a fair value of assets of about $145.6 million, as of December 31, 2010. We recognized expense of $1.3 million in 2010.

If the proposal to close the scheme occurs during 2011, then this will result in somewhat lower contributions this year into the defined benefit plan, which will be offset by matching contributions to the new defined contribution plan.

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

Note 9—Stock-Based Compensation

In March 2011, Hertz Holdings granted 371,505 Restricted Stock Units, or "RSUs," to certain executives and employees at fair values ranging from $14.60 to $15.02 and 693,313 Performance Stock Units, or "PSUs," at a fair value of $14.60 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." For the PSUs, 499,515 have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on the sum of 2011 and 2012 Corporate EBITDA results. The remaining 193,798 PSUs granted contain a market condition whereby the 20 day average trailing stock price must equal or exceed a certain price target at any time during the five year performance period.

In March 2011, Hertz Holdings granted options to acquire 2,108,944 shares of its common stock to certain executives and employees at exercise prices ranging from $14.60 to $15.02 under the Omnibus Plan.

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

A summary of the total compensation expense and associated income tax benefits recognized under the Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Compensation Expense	$9.1	$9.0
Income Tax Benefit	(3.5)	(3.5)

Total	$5.6	$5.5

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

As of March 31, 2011, there was approximately $48.0 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan, including costs related to modifying the exercise prices of certain option grants in order to preserve the intrinsic value of the options, consistent with applicable tax law, to reflect special cash dividends of $4.32 per share paid on June 30, 2006 and $1.12 per share paid on November 21, 2006. The total unrecognized compensation cost is expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates.

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

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. The contribution of our reportable segments to revenues and adjusted pre-tax income (loss) and the reconciliation to consolidated amounts are summarized below (in millions of dollars).

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 10—Segment Information (Continued)

	Three Months Ended March 31,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2011	2010	2011	2010
Car rental	$1,510.3	$1,421.7	$61.3	$27.1
Equipment rental	268.2	237.0	10.2	(5.0)

Total reportable segments	1,778.5	1,658.7	71.5	22.1
Other	1.5	2.2

Total	$1,780.0	$1,660.9

Adjustments:
Other reconciling items(1)			(81.2)	(85.1)
Purchase accounting(2)			(20.6)	(22.1)
Non-cash debt charges(3)			(54.0)	(43.5)
Restructuring charges			(4.9)	(10.7)
Restructuring related charges(4)			(0.5)	(5.3)
Derivative losses(5)			—	(1.7)
Acquisition related costs			(2.8)	—
Management transition costs			(2.5)	—
Premiums paid on debt(6)			(51.7)	—

Loss before income taxes			$(146.7)	$(146.3)

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

(3)
Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the three months ended March 31, 2010, also includes $20.9 million associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments.

(4)
Represents incremental costs incurred directly supporting our business transformation initiatives. Such costs include transition costs incurred in connection with our business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes.

(5)
Represents the mark-to-market adjustment on our interest rate cap.

(6)
Represents premiums paid to redeem our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Total assets decreased $496.4 million from December 31, 2010 to March 31, 2011. The decrease was primarily related to a decrease in other cash and cash equivalents relating to the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes, partly offset by an increase in our car rental segment's revenue earning equipment.

Note 11—Total Equity

(in Millions)	100 Shares Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2010	$—	$3,452.0	$(991.1)	$37.8	$16.5	$2,515.2
Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder			(123.0)			(123.0)
Translation adjustment changes, net of tax of $0				42.5		42.5
Unrealized gain on Euro-denominated debt, net of tax of $7.4				(11.6)		(11.6)
Defined benefit pension plans, net of tax of $0				0.2		0.2

Total Comprehensive Loss						(91.9)

Net income relating to noncontrolling interest					3.7	3.7
Stock-based employee compensation charges, net of tax of $0		9.1				9.1
Proceeds from employee stock purchase plan		1.0				1.0
Hertz Holdings common shares issued to Directors		0.1				0.1

March 31, 2011	$—	$3,462.2	$(1,114.1)	$68.9	$20.2	$2,437.2

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(in Millions)	100 Shares Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
December 31, 2009	$—	$3,410.5	$(950.4)	$(3.3)	$17.3	$2,474.1
Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder			(135.7)			(135.7)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $9.5				14.6		14.6
Translation adjustment changes, net of tax of $0				(39.0)		(39.0)
Unrealized gain on Euro-denominated debt, net of tax of $7.6				11.9		11.9
Defined benefit pension plans, net of tax of $0				(0.4)		(0.4)

Total Comprehensive Loss						(148.6)

Dividend payment to noncontrolling interest					(3.0)	(3.0)
Net income relating to noncontrolling interest					3.6	3.6
Stock-based employee compensation charges, net of tax of $0		9.0				9.0
Proceeds from employee stock purchase plan		0.7				0.7
Hertz Holdings common shares issued to Directors		0.1				0.1

March 31, 2010	$—	$3,420.3	$(1,086.1)	$(16.2)	$17.9	$2,335.9

Accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010 includes accumulated translation gains of $157.3 million and $114.9 million, respectively, pension benefits of $(70.1) million and $(70.2) million, respectively, and unrealized losses on our Euro-denominated debt of $(18.4) million and $(6.8) million, respectively.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

During 2007 through 2010, we announced several initiatives to improve our competitiveness and industry leadership through targeted job reductions. These initiatives included, but were not limited to, job reductions at our corporate headquarters and back-office operations in the U.S. and Europe. As part of our re-engineering optimization we outsourced selected functions globally. In addition, we streamlined operations and reduced costs by initiating the closure of targeted car rental locations and equipment rental branches throughout the world. The largest of these closures occurred in 2008 which resulted in closures of approximately 250 off-airport locations and 22 branches in our U.S. equipment rental business. These initiatives impacted approximately 8,500 employees.

During the first quarter of 2011, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 100 employees.

From January 1, 2007 through March 31, 2011, we incurred $479.0 million ($240.7 million for our car rental segment, $184.9 million for our equipment rental segment and $53.4 million of other) of restructuring charges.

Additional efficiency and cost saving initiatives are being developed during 2011. In April 2011, we closed eleven equipment rental locations and expect to close an additional one or two locations in the remainder of the second quarter of 2011. We estimate that these equipment rental location closures will result in $20 to $30 million of restructuring charges in the second quarter of 2011.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Three Months ended March 31,
	2011	2010
By Type:
Involuntary termination benefits	$1.0	$3.4
Pension and post retirement expense	—	0.3
Consultant costs	0.1	0.5
Asset writedowns	0.7	0.7
Facility closure and lease obligation costs	3.1	3.6
Relocation costs	—	1.3
Other	—	0.9

Total	$4.9	$10.7

	Three Months ended March 31,
	2011	2010
By Caption:
Direct operating	$4.3	$7.0
Selling, general and administrative	0.6	3.7

Total	$4.9	$10.7

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Three Months ended March 31,
	2011	2010
By Segment:
Car rental	$1.0	$5.3
Equipment rental	3.9	4.9
Other reconciling items	—	0.5

Total	$4.9	$10.7

The following table sets forth the activity affecting the restructuring accrual during the three months ended March 31, 2011 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to involuntary termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2011	$6.3	$0.2	$0.1	$10.9	$17.5
Charges incurred	1.0	—	0.1	3.8	4.9
Cash payments	(3.4)	—	(0.1)	(0.4)	(3.9)
Other(1)	0.2	0.1	—	(2.5)	(2.2)

Balance as of March 31, 2011	$4.1	$0.3	$0.1	$11.8	$16.3

(1)
Consists of decreases of ($0.7) million for asset writedowns and ($1.9) million for facility closures, partly offset by an increase of $0.4 million due to foreign currency translation.

Note 13—Financial Instruments

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at March 31, 2011 and December 31, 2010 because of the short-term maturity of these instruments. Money market accounts, whose fair value at March 31, 2011, is measured using Level 1 inputs, totaling $239.4 million and $53.3 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2010, is measured using Level 1 inputs, totaling $1,747.9 million and $24.1 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at March 31, 2011 was $10,595.1 million, compared to its aggregate unpaid principal balance of $10,375.0 million. The aggregate fair value of all

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

debt at December 31, 2010 was $11,156.1 million, compared to its aggregate unpaid principal balance of $10,954.8 million.

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	$4.7	$3.1	$—	$—
Interest rate caps	5.8	7.2	5.8	7.2
Foreign exchange forward contracts	1.5	2.6	4.7	11.1
Foreign exchange options	0.2	0.1	—	—

Total derivatives not designated as hedging instruments under ASC 815	$12.2	$13.0	$10.5	$18.3

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	Three Months Ended March 31,
	2011	2010	2011	2010
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$—	$(9.6)	$—	$(26.9	)(1)

Note:
As of December 31, 2010, the HVF interest rate swaps and associated debt matured. The location of the effective portion reclassified from "Accumulated other comprehensive income" into income is in "Interest expense" on our consolidated statement of operations. No amount of gain or loss was recognized in income (ineffective portion) during the three months ended March 31, 2011 and 2010.

(1)
Includes the amortization of amounts in "Accumulated other comprehensive income" associated with the de-designation of a previous cash flow hedging relationship.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized on Derivative
		2011	2010
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$3.1	$0.8
Interest rate caps	Selling, general and administrative	—	(1.7)
Foreign exchange forward contracts	Selling, general and administrative	(0.6)	8.7
Foreign exchange options	Selling, general and administrative	—	(0.1)

Total		$2.5	$7.7

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

We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through June 2011. We presently hedge a portion of our overall unleaded gasoline purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of March 31, 2011, our outstanding commodity instruments for unleaded gasoline fuel totaled approximately 5.5 million gallons. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data (i.e., NYMEX RBOB Gasoline). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing for working capital needs. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

future performance of the option's counterparty. Premiums paid for options outstanding as of March 31, 2011, were approximately $0.2 million. We limit counterparties to the transactions to financial institutions that have strong credit ratings. As of March 31, 2011 and December 31, 2010, the total notional amount of these foreign exchange options was $5.8 million and $3.5 million, respectively. As of March 31, 2011, these foreign exchange options mature through January 2012. The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of March 31, 2011, the total notional amount of these forward contracts was $763.8 million, maturing within four months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.

On October 1, 2006, we designated our 7.875% Senior Notes due 2014 as an effective net investment hedge of our Euro-denominated net investment in our international operations. As a result of this net investment hedge designation, as of March 31, 2011 and December 31, 2010, losses of $18.4 million (net of tax of $12.5 million) and $6.8 million (net of tax of $5.1 million), respectively, attributable to the translation of our 7.875% Senior Notes due 2014 into the U.S. dollar are recorded in our condensed consolidated balance sheet in "Accumulated other comprehensive income."

Note 14—Related Party Transactions

Relationship with Hertz Investors, Inc., Hertz Holdings and the Sponsors

Other than as disclosed below, in the three months ended March 31, 2011, there were no material changes to our relationship with Hertz Investors, Inc., Hertz Holdings or the Sponsors.

On March 31, 2011, the Sponsors sold 50 million of our common shares to Goldman, Sachs & Co. as the sole underwriter in the registered public offering of those shares. Following this offering, the Sponsors continue to own an aggregate of approximately 160 million shares, or approximately 39% of Hertz Holdings' outstanding common stock.

Financing Arrangements with Related Parties

Affiliates of BAMLCP (which is one of the Sponsors), including Merrill Lynch & Co., Inc., Bank of America, N.A. and certain of their affiliates (which are stockholders of Hertz Holdings), have provided various investment and commercial banking and financial advisory services to us for which they have received customary fees and commissions. In addition, these parties have acted as agents, lenders, purchasers and/or underwriters to us under our respective financing arrangements, for which they have received customary fees, commissions, expenses and/or other compensation. More specifically, these parties have acted in the following capacities, or similar capacities, with respect to our financing arrangements: lenders and/or agents under the Senior Credit Facilities, the U.S. Fleet Financing Facility and certain of the U.S. Fleet Variable Funding Notes; purchasers and/or underwriters under the Senior Notes, the Senior Subordinated Notes and certain of the U.S. Fleet Medium Term Notes; and structuring advisors and/or agents under the ABS Program.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

As of March 31, 2011 and December 31, 2010, approximately $191 million and $255 million, respectively, of our outstanding debt was with related parties.

See Note 7—Debt.

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this facility is $100 million. The facility expires on June 29, 2012, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus the margin in effect for the Eurocurrency Loans under our Senior ABL Facility. As of March 31, 2011, there were no borrowings outstanding. As of December 31, 2010, $1.4 million in borrowings were outstanding.

Note 15—Contingencies and Off-Balance Sheet Commitments

Off-Balance Sheet Commitments

As of March 31, 2011 and December 31, 2010, the following guarantees (including indemnification commitments) were issued and outstanding.

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

Sponsors; Directors

We have entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and we will indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Hertz Holdings has entered into indemnification agreements with each of its directors.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of March 31, 2011 and December 31, 2010, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.5 million and $1.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation.

Legal Proceedings

From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At March 31, 2011 and December 31, 2010 our liability recorded for public liability and property damage matters was $282.1 million and $278.7 million, respectively. We believe that our analysis was based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

For a detailed description of certain of our legal proceedings please see Note 11 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

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

We have established reserves for matters where we believe that the losses are probable and reasonably estimated. Other than with respect to the reserve established for claims for public liability and property

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

damage, none of those reserves are material. For matters where we have not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed in our Form 10-K, could be decided unfavorably to us or any of our subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to our consolidated financial condition, results of operations or cash flows in any particular reporting period.

Note 16—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2011 and December 31, 2010 and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2011 and 2010, of (a) The Hertz Corporation, ("the Company" or "the Parent"); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness, or the Guarantor Subsidiaries; (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness, or the Non-Guarantor Subsidiaries; (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and of (e) the Company on a consolidated basis.

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

We have revised our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 to reflect a reclassification of revenue earning equipment expenditures between the operating and investing sections of the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. We previously reported "Net cash provided by (used in) operating activities" of $(350.2) million for the Parent, $6.4 million for the Guarantor Subsidiaries and $732.9 million for the Non-Guarantor Subsidiaries for the three months ended March 31, 2010. We previously reported "Net cash used in investing activities" of $7.4 million for the Parent, $5.4 million for the Guarantor Subsidiaries, and $490.5 million for the Non-Guarantor Subsidiaries for the three months ended March 31, 2010. There was no impact to The Hertz Corporation's Consolidated Statement of Cash Flows. Management has concluded that this footnote revision is not material to our previously issued financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$815,886	$15,926	$533,931	$—	$1,365,743
Restricted cash and cash equivalents	18,358	12,671	159,857	—	190,886
Receivables, less allowance for doubtful accounts	237,992	151,842	921,921	—	1,311,755
Due from Hertz affiliate	510,025	54,908	318,616	(875,929)	7,620
Inventories, at lower cost or market	25,845	32,741	38,886	—	97,472
Prepaid expenses and other assets	1,924,299	8,099	158,470	(1,669,407)	421,461
Revenue earning equipment, net	157,395	1,256,055	7,987,810	—	9,401,260
Property and equipment, net	752,026	173,859	260,624	—	1,186,509
Investment in subsidiaries, net	4,060,341	29,763	—	(4,090,104)	—
Other intangible assets, net	109,797	2,333,670	92,103	—	2,535,570
Goodwill	71,835	12,320	225,340	—	309,495

Total assets	$8,683,799	$4,081,854	$10,697,558	$(6,635,440)	$16,827,771

LIABILITIES AND EQUITY
Due to Hertz affiliate	$366,745	$262,627	$246,557	$(875,929)	$—
Accounts payable	109,191	74,630	1,021,106	—	1,204,927
Accrued liabilities	621,952	29,641	323,585	—	975,178
Accrued taxes	68,960	175,913	59,447	(155,261)	149,059
Debt	4,991,226	108	5,366,273	—	10,357,607
Public liability and property damage	108,717	16,655	156,755	—	282,127
Deferred taxes on income	—	1,284,250	1,651,612	(1,514,147)	1,421,715

Total liabilities	6,266,791	1,843,824	8,825,335	(2,545,337)	14,390,613

Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,417,008	2,238,030	1,852,073	(4,090,103)	2,417,008
Noncontrolling interest	—	—	20,150	—	20,150

Total equity	2,417,008	2,238,030	1,872,223	(4,090,103)	2,437,158

Total liabilities and equity	$8,683,799	$4,081,854	$10,697,558	$(6,635,440)	$16,827,771

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$930,353	$218,869	$1,207,626	$(576,845)	$1,780,003

Expenses:
Direct operating	556,178	140,855	376,632	—	1,073,665
Depreciation of revenue earning equipment	465,685	58,576	488,673	(576,845)	436,089
Selling, general and administrative	88,180	19,771	74,239	—	182,190
Interest expense	104,484	7,156	73,121	—	184,761
Interest income	(358)	(1)	(1,496)	—	(1,855)
Other (income) expense, net	51,742	(9)	143	—	51,876

Total expenses	1,265,911	226,348	1,011,312	(576,845)	1,926,726

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(335,558)	(7,479)	196,314	—	(146,723)
(Provision) benefit for taxes on income	106,725	2,399	(81,695)	—	27,429

Net income (loss)	(228,833)	(5,080)	114,619	—	(119,294)
Noncontrolling interest	—	—	(3,673)	—	(3,673)
Equity in earnings (losses) of subsidiaries (net of tax)	105,866	(957)	—	(104,909)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(122,967)	$(6,037)	$110,946	$(104,909)	$(122,967)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$912,918	$181,787	$1,127,204	$(561,021)	$1,660,888

Expenses:
Direct operating	538,321	120,277	354,401	—	1,012,999
Depreciation of revenue earning equipment	481,717	59,256	479,221	(561,021)	459,173
Selling, general and administrative	78,156	16,935	72,626	—	167,717
Interest expense	70,161	7,245	92,183	—	169,589
Interest income	(49)	(1)	(2,228)	—	(2,278)

Total expenses	1,168,306	203,712	996,203	(561,021)	1,807,200

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(255,388)	(21,925)	131,001	—	(146,312)
Provision (benefit) for taxes on income (loss)	57,903	5,146	(48,836)	—	14,213

Net income (loss)	(197,485)	(16,779)	82,165	—	(132,099)
Less: Net income attributable to noncontrolling interest	—	—	(3,578)	—	(3,578)
Equity in earnings (losses) of subsidiaries (net of tax)	61,808	(365)	—	(61,443)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(135,677)	$(17,144)	$78,587	$(61,443)	$(135,677)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(220,503)	$119,262	$381,670	$(114,560)	$165,869

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(2,266)	12,798	10,079	—	20,611
Revenue earning equipment expenditures	(39,684)	(155,822)	(1,768,308)	—	(1,963,814)
Proceeds from disposal of revenue earning equipment	31,398	42,768	1,615,993	—	1,690,159
Property and equipment expenditures	(33,564)	(7,449)	(15,757)	—	(56,770)
Proceeds from disposal of property and equipment	4,446	1,287	8,718	—	14,451
Return of capital from subsidiaries	1,250,440	—	—	(1,250,440)	—
Capital contributions to subsidiaries	(1,172,700)	—	—	1,172,700	—
Acquisitions, net of cash acquired	—	—	(9,774)	—	(9,774)
Other investing activities	—	—	1,192	—	1,192

Net cash provided by (used in) investing activities	38,070	(106,418)	(157,857)	(77,740)	(303,945)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,425,948	—	3,508	—	2,429,456
Payment of long-term debt	(3,095,542)	(3)	(43,330)	—	(3,138,875)
Short-term borrowings:
Proceeds	—	—	67,155	—	67,155
Payments	(1,551)	—	(223,751)	—	(225,302)
Proceeds (payments) under the revolving lines of credit, net	(14,128)	(2,095)	64,151	—	47,928
Capital contributions received from Parent	—	—	1,172,700	(1,172,700)	—
Payment of dividends and return of capital	—	—	(1,365,000)	1,365,000	—
Proceeds from employee stock purchase plan	871	—	—	—	871
Loan with Hertz Global Holdings, Inc.	(9,016)	—	—	—	(9,016)
Payment of financing costs	(62,641)	—	(1,450)	—	(64,091)

Net cash provided by (used in) financing activities	(756,059)	(2,098)	(326,017)	192,300	(891,874)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	21,687	—	21,687

Net change in cash and cash equivalents during the period	(938,492)	10,746	(80,517)	—	(1,008,263)
Cash and cash equivalents at beginning of period	1,754,378	5,180	614,448	—	2,374,006

Cash and cash equivalents at end of period	$815,886	$15,926	$533,931	$—	$1,365,743

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(349,858)	$21,878	$700,600	$(93,300)	$279,320

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(3,187)	(8,989)	152,081	—	139,905
Revenue earning equipment expenditures	(13,154)	(22,281)	(2,179,034)	—	(2,214,469)
Proceeds from disposal of revenue earning equipment	7,727	11,002	1,587,718	—	1,606,447
Property and equipment expenditures	(24,179)	(6,031)	(21,082)	—	(51,292)
Proceeds from disposal of property and equipment	(198)	5,242	1,639	—	6,683
Return of capital from subsidiaries	22,225	—	—	(22,225)	—
Purchase of short-term investments, net	3,052	94	214	—	3,360
Other investing activities	—	—	341	—	341

Net cash used in investing activities	(7,714)	(20,963)	(458,123)	(22,225)	(509,025)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,461	—	1,011	—	8,472
Payment of long-term debt	(11,101)	(19)	(251,473)	—	(262,593)
Short-term borrowings:
Proceeds	—	—	66,581	—	66,581
Payments	—	—	(79,279)	—	(79,279)
Proceeds (payments) under the revolving lines of credit, net	483,397	(1,539)	(134,683)	—	347,175
Distributions to noncontrolling interest	—	—	(2,975)	—	(2,975)
Payment of dividends and return of capital	—	—	(115,525)	115,525	—
Proceeds from employee stock purchase plan	610	—	—	—	610
Loan with Hertz Global Holdings, Inc.	2	—	—	—	2
Payment of financing costs	(278)	—	(1,033)	—	(1,311)

Net cash provided by (used in) financing activities	480,091	(1,558)	(517,376)	115,525	76,682

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(32,687)	—	(32,687)

Net change in cash and cash equivalents during the period	122,519	(643)	(307,586)	—	(185,710)
Cash and cash equivalents at beginning of period	108,522	6,069	870,876	—	985,467

Cash and cash equivalents at end of period	$231,041	$5,426	$563,290	$—	$799,757

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 17—Subsequent Events

In April 2011, Hertz redeemed $480 million principal amount of its outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid of $10.7 million and the write-off of unamortized debt costs of $5.8 million.

In April 2011, Lois I. Boyd was named Executive Vice President and President, Hertz Equipment Rental Corporation.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations

The following discussion and analysis provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Unless the context otherwise requires, in this Report, (i) "we," "us" and "our" mean The Hertz Corporation and its consolidated subsidiaries, (ii) "Hertz," the "Registrant," or the "Company" means The Hertz Corporation, (iii) "HERC" means Hertz Equipment Rental Corporation, our wholly-owned equipment rental subsidiary, together with our various other wholly-owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) "Hertz Holdings" means Hertz Global Holdings, Inc., our ultimate parent company (previously known as CCMG Holdings, Inc.), (v) "cars" means cars, crossovers and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "program cars" means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers, (vii) "non-program cars" mean cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (viii) "equipment" means industrial, construction and material handling equipment.

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

Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in The Hertz Corporation's Annual Report on Form 10-K and for the fiscal year ended December 31, 2010, filed with the SEC, on February 28, 2011, or our "Form 10-K," and in Part II, "Item 1A—Risk Factors" included in this Form 10-Q and the following, which were derived in part from the risks set forth in the Form 10-K:

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

Corporate History

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company, "Ford," acquired an ownership interest in us in 1987. Prior to this, we were a subsidiary of United Continental Holdings, Inc. (formerly Allegis Corporation), which acquired our outstanding capital stock from RCA Corporation in 1985.

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

In March 2011, the Sponsors sold 50,000,000 shares of their Hertz Holdings common stock to Goldman, Sachs & Co. as the sole underwriter in the registered public offering of those shares.

As a result of Hertz Holdings' initial public offering in November 2006 and subsequent offerings in June 2007, May 2009, June 2009 and March 2011, the Sponsors reduced their holdings to approximately 39% of the outstanding shares of common stock of Hertz Holdings.

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

In the U.S., as of March 31, 2011, the percentage of non-program cars was 77% as compared to 66% as of March 31, 2010. Internationally, as of March 31, 2011 and 2010, the percentage of non-program cars remained the same at 65%. In the U.S., as of December 31, 2010, the percentage of non-program cars was 72% as compared to 67% as of December 31, 2009. Internationally, as of December 31, 2010, the percentage of non-program cars was 70%, compared to 71% as of December 31, 2009.

In recent periods we have decreased the percentage of program cars in our car rental fleet and we expect this percentage to continue to decrease in the future. Non-program cars typically have lower acquisition costs and lower depreciation rates than comparable program cars. As a result of decreasing our reliance on program cars, we reduce our risk related to the creditworthiness of the vehicle manufacturers. With fewer program cars in our fleet, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility will be reduced as the percentage of non-program cars in our car rental fleet increases. Furthermore, it is expected that the average age of our fleet will increase since the average holding period for non-program vehicles is longer than program vehicles. However, the longer holding period does not necessarily equate to higher costs due to the stringent turnback requirements imposed by vehicle manufacturers for program cars.

In the three months ended March 31, 2011, our vehicle depreciation costs decreased as compared to the prior year period due to improved residual values, a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts.

For the three months ended March 31, 2011, we experienced a 4.4% increase in transaction days versus the prior period in the United States, while rental rate revenue per transaction day, or "RPD," declined by 1.5%. During the three months ended March 31, 2011, in our European operations, we experienced a

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

5.8% improvement in transaction days and a 0.8% increase in our car rental RPD compared to the three months ended March 31, 2010.

Our U.S. off-airport operations represented $262.1 million and $231.7 million of our total car rental revenues in the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we have approximately 1,960 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market with our Advantage brand, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

HERC experienced higher rental volumes, while pricing remained relatively flat worldwide for the three months ended March 31, 2011 compared to the prior year period as commercial construction markets continued to be suppressed and credit markets for capital expansion remained tight. Pricing remains challenging and irrational at times although as fleet levels begin to align with demand, we expect to see upward movement in the industry. Volume improvements were primarily due to the industrial recovery, HERC specialty services as well as government work, coordinating with efforts to balance our customer portfolio.

HERC locations:

	Total	U.S.	Canada	France	Spain	Italy	China
December 31, 2010	322	210	38	65	4	1	4
Net increase	1	1	—	—	—	—	—

March 31, 2011	323	211	38	65	4	1	4

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

During the first quarter of 2011, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 100 employees.

For the three months ended March 31, 2011 and 2010, our consolidated statement of operations includes restructuring charges of $4.9 million and $10.7 million, respectively.

Additional efficiency and cost saving initiatives are being developed during 2011. In April 2011, we closed eleven equipment rental locations and expect to close an additional one or two locations in the remainder of the second quarter of 2011. We estimate that these equipment rental location closures will result in $20 to $30 million of restructuring charges in the second quarter of 2011. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Summary

The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Revenues:
Car rental	$1,478.9	$1,396.6	83.1%	84.1%
Equipment rental	268.1	237.0	15.1	14.3
Other	33.0	27.3	1.8	1.6

Total revenues	1,780.0	1,660.9	100.0	100.0

Expenses:
Direct operating	1,073.7	1,013.0	60.3	61.0
Depreciation of revenue earning equipment and lease charges	436.1	459.2	24.5	27.6
Selling, general and administrative	182.2	167.7	10.2	10.1
Interest expense	184.7	169.6	10.4	10.2
Interest income	(1.9)	(2.3)	(0.1)	(0.1)
Other (income) expense, net	51.9	—	2.9	—

Total expenses	1,926.7	1,807.2	108.2	108.8

Loss before income taxes	(146.7)	(146.3)	(8.2)	(8.8)
Benefit for taxes on income	27.4	14.2	1.5	0.8

Net loss	(119.3)	(132.1)	(6.7)	(8.0)
Less: Net income attributable to noncontrolling interest	(3.7)	(3.6)	(0.2)	(0.2)

Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(123.0)	$(135.7)	(6.9)%	(8.2)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of March 31, 2011 and 2010:

	Three Months Ended or as of March 31,
	2011	2010
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	6,028	5,857
Domestic	4,479	4,397
International	1,549	1,460
Worldwide transaction days (in thousands)(a)	29,648	28,116
Domestic	20,821	19,939
International	8,827	8,177
Worldwide rental rate revenue per transaction day(b)	$42.26	$42.69
Domestic	$41.34	$41.96
International	$44.41	$44.49
Worldwide average number of company-operated cars during the period	427,400	417,700
Domestic	295,700	293,700
International	131,700	124,000
Adjusted pre-tax income (in millions of dollars)(c)	$61.3	$27.1
Worldwide revenue earning equipment, net (in millions of dollars)	$7,714.2	$7,649.0
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$243.1	$215.6
Same store revenue growth (decline), including growth initiatives(e)	10.6%	(17.8)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,756.8	$2,780.0
Adjusted pre-tax income (loss) (in millions of dollars)(c)	$10.2	$(5.0)
Revenue earning equipment, net (in millions of dollars)	$1,687.1	$1,743.4

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2010 foreign exchange rates) for the three months ended March 31, 2011 and 2010 (in millions of dollars, except as noted):

	Three Months Ended March 31,
	2011	2010
Car rental segment revenues	$1,510.3	$1,421.7
Non-rental rate revenue	(248.0)	(222.9)
Foreign currency adjustment	(9.5)	1.5

Rental rate revenue	$1,252.8	$1,200.3

Transaction days (in thousands)	29,648	28,116
Rental rate revenue per transaction day (in whole dollars)	$42.26	$42.69
(c)
Adjusted pre-tax income is calculated as income (loss) before income taxes plus non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The contribution of our reportable segments to adjusted pre-tax income (loss) and reconciliation to consolidated amounts are presented below (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Adjusted pre-tax income (loss):
Car rental	$61.3	$27.1
Equipment rental	10.2	(5.0)

Total reportable segments	71.5	22.1
Adjustments:
Other reconciling items(1)	(81.2)	(85.1)
Purchase accounting(2)	(20.6)	(22.1)
Non-cash debt charges(3)	(54.0)	(43.5)
Restructuring charges	(4.9)	(10.7)
Restructuring related charges(4)	(0.5)	(5.3)
Derivative losses(5)	—	(1.7)
Acquisition related costs	(2.8)	—
Management transition costs	(2.5)	—
Premiums paid on debt(6)	(51.7)	—

Loss before income taxes	$(146.7)	$(146.3)

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

  (3)
  Represents non-cash debt charges relating to the amortization and write-off of deferred debt financing costs and debt discounts. For the three months ended March 31, 2010, also includes $20.9 million associated with the amortization of amounts pertaining to the de-designation of the Hertz Vehicle Financing LLC, or "HVF," interest rate swaps as effective hedging instruments.

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

  (5)
  Represents the mark-to-market adjustment on our interest rate cap.

  (6)
  Represents premiums paid to redeem our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2010 foreign exchange rates) for the three months ended March 31, 2011 and 2010 (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Equipment rental segment revenues	$268.2	$237.0
Equipment sales and other revenue	(23.4)	(22.1)
Foreign currency adjustment	(1.7)	0.7

Rental and rental related revenue	$243.1	$215.6

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

REVENUES

	Three Months Ended March 31,
(in millions of dollars)	2011	2010	$ Change	% Change
Revenues by Segment
Car rental	$1,510.3	$1,421.7	$88.6	6.2%
Equipment rental	268.2	237.0	31.2	13.2%
Other reconciling items	1.5	2.2	(0.7)	(31.8)%

Total revenues	$1,780.0	$1,660.9	$119.1	7.2%

Car Rental Segment

Revenues from our car rental segment increased 6.2%, primarily as a result of increases in car rental transaction days worldwide of 5.4%, refueling fees of $8.3 million and airport concession recovery fees of $8.2 million as well as the effects of foreign currency translation of approximately $14.4 million, partly offset by a decrease in worldwide RPD.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

RPD for worldwide car rental for the three months ended March 31, 2011 decreased 1.0% from 2010, due to decreases in U.S. and International RPD of 1.5% and 0.2%, respectively. The decrease in International was lessened by an increase in Europe RPD of 0.8%. U.S. off-airport RPD improved by 0.6% and U.S. airport RPD decreased 1.3%. U.S. airport RPD decreased due to the lower RPD that our Advantage brand generates, as well as the competitive pricing environment.

Equipment Rental Segment

Revenues from our equipment rental segment increased 13.2%, primarily due to a 14.3% increase in equipment rental volume and the effects of foreign currency translation of approximately $2.9 million. The increase in volume was primarily due to strong industrial performance.

Other

Revenues from all other sources decreased 31.8%, primarily due to a decrease in revenues from our third-party claim management services.

EXPENSES

	Three Months Ended March 31,
(in millions of dollars)	2011	2010	$ Change	% Change
Expenses:
Fleet related expenses	$249.9	$229.0	$20.9	9.1%
Personnel related expenses	366.0	346.4	19.6	5.6%
Other direct operating expenses	457.8	437.6	20.2	4.6%

Direct operating	1,073.7	1,013.0	60.7	6.0%
Depreciation of revenue earning equipment and lease charges	436.1	459.2	(23.1)	(5.0)%
Selling, general and administrative	182.2	167.7	14.5	8.6%
Interest expense	184.7	169.6	15.1	8.9%
Interest income	(1.9)	(2.3)	0.4	(18.6)%
Other (income) expense, net	51.9	—	51.9	NM

Total expenses	$1,926.7	$1,807.2	$119.5	6.6%

Total expenses increased 6.6%, and total expenses as a percentage of revenues decreased from 108.8% for the three months ended March 31, 2010 to 108.2% for the three months ended March 31, 2011.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $903.8 million for the three months ended March 31, 2011 increased 5.2% from $859.4 million for the three months ended March 31, 2010 as a result of increases in personnel related expenses, fleet related expenses and other direct operating expenses.

  Personnel related expenses for our car rental segment of $300.2 million for the three months ended March 31, 2011 increased 5.6% from $284.2 million for the three months ended March 31, 2010. The

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  increase was related to increases in outside services, including transporter wages of $5.4 million, incentive compensation costs of $5.1 million and payroll taxes of $2.8 million, as well as the effects of foreign currency translation of approximately $2.1 million. These expense increases were primarily related to improved results, as well as additional U.S. off-airport and Advantage locations in 2011.

  Fleet related expenses for our car rental segment of $204.9 million for the three months ended March 31, 2011 increased 7.6% from $190.4 million for the three months ended March 31, 2010. The increase was primarily related to worldwide rental volume demand which resulted in increases in gasoline costs of $5.4 million, vehicle license taxes of $3.3 million and vehicle registration fees of $2.3 million, as well as the effects of foreign currency translation of approximately $7.0 million. These increases were partly offset by decreases in self insurance expense of $3.7 million and vehicle damage costs of $2.4 million.

  Other direct operating expenses for our car rental segment of $398.7 million for the three months ended March 31, 2011 increased 3.6% from $384.8 million for the three months ended March 31, 2010. The increase was primarily related to increases in field administrative expenses of $14.0 million, third-party claim management expenses of $3.1 million, reservation costs of $1.5 million, concession fees of $1.4 million, charge card fees of $1.4 million and facilities expenses of $1.0 million, as well as the effects of foreign currency translation of approximately $2.7 million. The increases in other direct operating expenses primarily related to improved worldwide rental volume demand. The increase in field administrative expenses also related to a reimbursement received from a manufacturer in the three months ended March 31, 2010. The increases in other direct operating expenses were partly offset by decreases in restructuring and restructuring related charges of $5.7 million and commissions of $2.6 million. The decrease in commissions primarily related to a reduced fee per passenger rate in Europe.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $170.8 million for the three months ended March 31, 2011 increased 8.7% from $157.1 million for the three months ended March 31, 2010 as a result of increases in fleet related expenses, other direct operating expenses and personnel related expenses.

  Fleet related expenses for our equipment rental segment of $45.0 million for the three months ended March 31, 2011 increased 14.5% from $39.3 million for the three months ended March 31, 2010. The increase was primarily related to worldwide rental volume demand and continued aging of the fleet which resulted in an increase in maintenance costs of $6.1 million.

  Other direct operating expenses for our equipment rental segment of $69.8 million for the three months ended March 31, 2011 increased 6.7% from $65.4 million for the three months ended March 31, 2010. The increase was primarily related to increases in re-rent expense of $2.0 million and amortization of other intangibles of $0.6 million, as well as the effects of foreign currency translation of approximately $0.7 million. The increase in re-rent expense primarily related to improved worldwide rental volume demand. The increase was partly offset by a decrease in restructuring and restructuring related charges of $1.2 million.

  Personnel related expenses for our equipment rental segment of $56.0 million for the three months ended March 31, 2011 increased 6.9% from $52.4 million for the three months ended March 31, 2010. The increase was related to an increase in wages and benefits of $3.1 million primarily related

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  to improved results, as well as the effects of foreign currency translation of approximately $0.5 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $368.9 million for the three months ended March 31, 2011 decreased 5.0% from $388.3 million for the three months ended March 31, 2010. The decrease was primarily due to an improvement in certain vehicle residual values and a higher mix of non-program cars, partly offset by the effects of foreign currency translation of approximately $3.5 million.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $67.2 million for the three months ended March 31, 2011 decreased 5.2% from $70.9 million for the three months ended March 31, 2010. The decrease was primarily due to a 0.8% decrease in the average acquisition cost of rental equipment operated during the period and higher residual values on the disposal of used equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8.6%, due to increases in administrative expenses and sales promotion expenses, partly offset by a decrease in advertising.

  Administrative expenses increased $12.6 million, or 12.6%, primarily due to increases in salaries and related expenses of $12.3 million and consulting expenses of $3.0 million, as well as the effects of foreign currency translation of approximately $1.2 million. These increases were partly offset by decreases in restructuring and restructuring related expenses of $3.8 million and a decrease in the loss on our interest rate caps of $1.7 million.

  Sales promotion expenses increased $4.7 million, or 14.8%, primarily related to increases in sales salaries and commissions.

  Advertising expenses decreased $2.8 million, or 7.8%, primarily due to decreased media and production.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $75.4 million for the three months ended March 31, 2011 decreased 15.6% from $89.3 million for the three months ended March 31, 2010. The decrease was primarily due to a decrease in the weighted average debt outstanding.

Equipment Rental Segment

Interest expense for our equipment rental segment of $11.1 million for the three months ended March 31, 2011 increased 8.8% from $10.2 million for the three months ended March 31, 2010. The increase was primarily due to a portion of the write-off of the unamortized debt costs in connection with the refinancing

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

of our Senior ABL Facility which was allocated to our equipment rental segment, partly offset by a reduction in the weighted average debt outstanding as a result of a decreased fleet size.

Other

Other interest expense relating to interest on corporate debt of $98.2 million for the three months ended March 31, 2011 increased 40.1% from $70.1 million for the three months ended March 31, 2010. The increase was primarily due to the write-off of unamortized debt costs in connection with the refinancing of our Senior Term Facility and Senior ABL Facility, financing costs incurred in connection with the new Senior Term Facility and the write-off of unamortized debt costs in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes in 2011.

Interest Income

Interest income decreased $0.4 million.

Other (Income) Expense, Net

Other (income) expense, net increased $51.9 million primarily due to premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes during 2011.

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $61.3 million increased $34.2 million from $27.1 million for the three months ended March 31, 2010. The increase was primarily due to stronger volumes, improved residual values and disciplined cost management, partly offset by decreased pricing. Adjustments to our car rental segment income before income taxes on a GAAP basis for the three months ended March 31, 2011 and 2010, totaled $20.3 million (non-cash debt charges of $10.2 million, purchase accounting of $8.1 million, restructuring and related charges of $1.5 million and loss on derivatives of $0.5 million) and $57.2 million (non-cash debt charges of $37.0 million, restructuring and related charges of $10.4 million and purchase accounting of $9.8 million), respectively. See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $10.2 million increased $15.2 million from adjusted pre-tax loss of $5.0 million for the three months ended March 31, 2010. The increase was primarily due to stronger volumes, strong cost management performance and higher residual values on the disposal of used equipment, while pricing remained relatively flat. Adjustments to our equipment rental segment loss before income taxes on a GAAP basis for the three months ended March 31, 2011 and 2010, totaled $18.0 million (purchase accounting of $11.6 million, restructuring charges of $3.9 million and non-cash debt charges of $2.5 million) and $18.4 million (purchase accounting of $11.5 million, restructuring and related charges of $5.0 million and non-cash debt charges of $1.9 million), respectively. See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

BENEFIT FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET LOSS ATTRIBUTABLE TO THE HERTZ CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Three Months Ended March 31,
(in millions of dollars)	2011	2010	$ Change	% Change
Loss before income taxes	$(146.7)	$(146.3)	$(0.4)	0.3%
Benefit for taxes on income	27.4	14.2	13.2	93.0%

Net loss	(119.3)	(132.1)	12.8	(9.7)%
Less: Net income attributable to noncontrolling interest	(3.7)	(3.6)	(0.1)	2.7%

Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(123.0)	$(135.7)	$12.7	(9.4)%

Benefit for Taxes on Income

The effective tax rate for the three months ended March 31, 2011 was 18.7% as compared to 9.7% in the three months ended March 31, 2010. The benefit for taxes on income increased $13.2 million, primarily due to changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest increased 2.7% due to an increase in our majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Net Loss Attributable to The Hertz Corporation and Subsidiaries' Common Stockholder

The net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder decreased 9.4% primarily due to higher rental volumes in our worldwide car and equipment rental operations, improved residual values on the disposal of used equipment and certain vehicles and disciplined cost management, partly offset by lower pricing in our worldwide car rental operations, costs incurred in connection with the refinancing of our Senior Term Facility and Senior ABL Facility and the write-off of unamortized debt costs and premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes during 2011. The impact of changes in exchange rates on net loss was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

LIQUIDITY AND CAPITAL RESOURCES

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Cash Flows

As of March 31, 2011, we had cash and cash equivalents of $1,365.7 million, a decrease of $1,008.3 million from $2,374.0 million as of December 31, 2010. The following table summarizes such decrease:

	Three Months Ended March 31,
	2011	2010	$ Change
(in millions of dollars)
Cash provided by (used in):
Operating activities	$165.8	$279.3	$(113.5)
Investing activities	(303.9)	(509.0)	205.1
Financing activities	(891.9)	76.7	(968.6)
Effect of exchange rate changes	21.7	(32.7)	54.4

Net change in cash and cash equivalents	$(1,008.3)	$(185.7)	$(822.6)

During the three months ended March 31, 2011, we generated $113.5 million less cash from operating activities compared with the same period in 2010. The decrease was primarily driven by premiums paid to redeem debt in the three months ended March 31, 2011, timing of interest payments and gasoline and parts inventory purchases and a reimbursement received from a manufacturer in the three months ended March 31, 2010.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the three months ended March 31, 2011, we used $205.1 million less cash for investing activities compared with the same period in 2010. The decrease in the use of funds was primarily due to a decrease in revenue earning equipment expenditures and an increase in proceeds from the disposal of revenue earning equipment, partly offset by the year-over-year change in restricted cash and cash equivalents. The decrease in revenue earning equipment expenditures was primarily due to continued efforts to increase utilization of existing fleet. The increase in proceeds from the disposal of revenue earning equipment was primarily related to opportunistically selling our fleet while residuals are at peak levels as well as refreshing the age of our fleet. As of March 31, 2011 and December 31, 2010, we had $190.9 million and $207.6 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of $16.7 million from December 31, 2010 to March 31, 2011, primarily related to the timing of purchases and sales of revenue earning vehicles.

During the three months ended March 31, 2011, we generated $968.6 million less cash from financing activities compared with the same period in 2010. The decrease is primarily due to payment of long-term debt (includes redemption of $518.5 million principal amount of 10.5% Senior Subordinated Notes, redemption of $1,105 million principal amount of our outstanding 8.875% Senior Notes and a payment of $1.3 billion for the 2005 Senior Term Facility), a decrease in proceeds under the revolving lines of credit, net and payments of short-term borrowings, partly offset by an increase in proceeds from the issuance of long-term debt (includes $1.4 billion Senior Term Facility issued March 2011 and $1 billion of 6.75% Senior Notes issued in February and March 2011).

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Capital Expenditures

The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds on a cash basis consistent with our consolidated statements of cash flows for the first quarter of 2011 and 2010 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2011
First Quarter	$1,963.8	$(1,690.2)	$273.6	$56.8	$(14.5)	$42.3

2010
First Quarter	$2,214.5	$(1,606.4)	$608.1	$51.3	$(6.7)	$44.6

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$1,792.2	$2,181.8	$(389.6)	(17.9)%
Equipment rental	171.6	32.7	138.9	424.8%

Total	$1,963.8	$2,214.5	$(250.7)	(11.3)%

The decrease in our car rental operations revenue earning equipment expenditures was primarily due to continued efforts to increase utilization of existing fleet during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in our equipment rental operations revenue earning equipment expenditures was primarily due to a continued improvement in economic conditions during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Property and equipment expenditures
Car rental	$47.7	$44.4	$3.3	7.4%
Equipment rental	8.6	3.3	5.3	160.6%
Other	0.5	3.6	(3.1)	(86.1)%

Total	$56.8	$51.3	$5.5	10.7%

The increases in car rental and equipment rental property and equipment expenditures were primarily due to a continued improvement in economic conditions.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Financing

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating cash flows, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed securitizations and our asset-based revolving credit facilities and access to the credit markets generally.

As of March 31, 2011, we had $10,357.6 million of total indebtedness outstanding. Cash paid for interest during the three months ended March 31, 2011, was $205.8 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of March 31, 2011 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as "Borrowing Capacity and Availability," below.

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows:

2012	$3,384.5	(including $2,881.4 of other short-term borrowings)
2013	$773.9
2014	$743.9
2015	$842.7
2016	$953.4
After 2016	$3,676.6

Our short-term borrowings as of March 31, 2011 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, U.S. Fleet Financing Facility, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases and European Revolving Credit Facility. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less.

In March 2011, Hertz issued an additional $500 million aggregate principal of the 6.75% Senior Notes due 2019 in a private offering, the proceeds of which were used in April 2011 to redeem $480 million principal amount of its outstanding 8.875% Senior Notes due 2014. The redeemed portion of the 8.875% Senior Notes has been included in the 2012 maturities in the table above.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

As a result of our successful refinancing efforts in 2009, 2010 and the three months ended March 31, 2011 and the strategic cost reduction actions taken in the past, we believe that we will remain in compliance with our debt covenants and that cash generated from operations, together with amounts available under various facilities will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months.

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

In the event of a bankruptcy of a car manufacturer, our liquidity would be impacted by several factors including reductions in fleet residual values and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program cars manufactured by any such company would need to be removed from our fleet or re-designated as non-program vehicles, which would require us to furnish additional credit enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed and asset-based financing, see "Item 1A—Risk Factors" included in our Form 10-K.

We rely significantly on asset-backed and asset-based financing arrangements to purchase cars for our domestic and international car rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control, including recently adopted legislation, proposed SEC rules and regulations and other legislative and administrative developments. In this regard, there has been uncertainty regarding the potential impact of recently proposed SEC rules and regulations governing the issuance of asset-backed securities and additional requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act. While we will continue to monitor these developments and their impact on our ABS program, the SEC rules and regulations, once adopted and implemented, may impact our ability and/or desire to engage in asset-backed financings in the future. For further information concerning our asset-backed financing programs and our indebtedness, see Note 4 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see "Item 1A—Risk Factors" in our Form 10-K.

For further information on our indebtedness, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report.

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

Under the new terms of our amended Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility we are subject to a springing financial maintenance covenant upon the occurrence of certain triggering events. As of March 31, 2011, no triggering event had occurred requiring testing of the springing financial maintenance covenant.

In addition to borrowings under our Senior Credit Facilities, we have a significant amount of additional debt outstanding. For further information on the terms of our Senior Credit Facilities as well as our significant amount of debt outstanding, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report and Note 4 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of the risks associated with our significant indebtedness, see "Item 1A—Risk Factors" in our Form 10-K.

Borrowing Capacity and Availability

As of March 31, 2011, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,800.0	$896.4

Total Corporate Debt	1,800.0	896.4

Fleet Debt
U.S. Fleet Variable Funding Notes	455.1	90.5
U.S. Fleet Financing Facility	2.0	2.0
European Revolving Credit Facility	154.4	154.4
European Securitization	314.6	71.6
Canadian Securitization	148.3	4.8
Australian Securitization	86.4	7.6
Brazilian Fleet Financing Facility	0.9	0.9
Capitalized Leases	108.1	28.9

Total Fleet Debt	1,269.8	360.7

Total	$3,069.8	$1,257.1

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

As of March 31, 2011, the Senior Term Facility had approximately $3.2 million available under the letter of credit facility and the Senior ABL Facility had $1,095.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which we are the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of March 31, 2011 and December 31, 2010, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $503.0 million and $652.1 million, respectively, and total liabilities primarily comprised of debt of $502.5 million and $651.6 million, respectively.

Off-Balance Sheet Commitments and Arrangements

As of March 31, 2011 and December 31, 2010, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Sponsors; Directors

We have entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings' stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and we will indemnify the Sponsors, Hertz Holdings' stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Hertz Holdings has entered into indemnification agreements with each of its directors.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of March 31, 2011 and December 31, 2010, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.5 million and $1.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management" in our Form 10-K.

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and fluctuations in gasoline prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

exposure to counterparty nonperformance on such instruments. For more information on these exposures, see Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

Interest Rate Risk

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk. See Notes 7 and 13 to the Notes to our condensed consolidated financial statements included in this Report and Notes 4 and 13 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

We have a significant amount of debt with variable rates of interest based generally on LIBOR, Euro inter-bank offered rate, or "EURIBOR," or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of March 31, 2011, our net loss would increase by an estimated $17.4 million over a twelve-month period.

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

For the three months ended March 31, 2011, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $2.6 million.

See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Other Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the three months ended March 31, 2011, we recognized a gain of $3.1 million in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

Inflation

The increased cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs and gasoline. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Income Taxes

In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006, 2007, 2008 and 2009 and part of 2010. A LKE Program for HERC has also been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management and fleet reduction, we have recognized some taxable gains in the program. In 2009, the bankruptcy filing of an original equipment manufacturer, or "OEM," also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet. In the event of an extended fleet reduction, we believe the likelihood of making material cash tax payments in the near future is low because of our significant net operating losses. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, including paying down existing debt obligations, future growth initiatives and for general operating purposes. Purchases of vehicles will continue to be funded with a combination of asset-backed securitizations, asset-based revolving credit facilities and corporate liquidity. We expect that recent tax legislation, effective September 2010 through December 2011, will result in the LKE suspension having a neutral effect on our taxes. The new law allows 100% bonus depreciation for qualified asset acquisitions during the period the law is effective. We estimate recognized tax gains on vehicle dispositions resulting from the LKE suspension to be mainly offset by 100% tax depreciation on newly acquired vehicles. Our federal net operating loss position for U.S. tax purposes should remain relatively unchanged when the LKE program is re-instated.

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

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Our 2011 worldwide pre-tax pension expense is expected to be approximately $37.7 million, which would represent an increase of $5.5 million from 2010. The anticipated increase in expense compared to 2010 is primarily due to lower expected rates of return on assets as well as adverse exchange rate movements.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued or changes to existing guidance during the three months ended March 31, 2011 that would have a material impact on our financial position or results of operations.

Other Financial Information

With respect to the unaudited interim financial information of The Hertz Corporation as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they applied limited procedures in accordance with professional standards for reviews of such unaudited interim financial information. However, their separate report dated May 6, 2011 included in this Form 10-Q herein states that they did not audit and they do not express an opinion on such unaudited interim financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on such unaudited interim financial information because that report is not a "report" or "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under "Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk," included in our Form 10-K for the fiscal year ended December 31, 2010. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks," included in this Report.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 11 to the Notes to our annual audited consolidated financial statements included in our Form 10-K.

There were no material changes in the legal proceedings described in our Form 10-K and we are not otherwise required to disclose any pending legal proceedings in response to Item 103 of Regulation S-K.

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Part I—Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 with the exception of the following:

Investment funds associated with or designated by the Sponsors will continue to exercise significant control over Hertz Holdings and our board of directors, management, policies and significant transactions, and may have interests that differ from Hertz Holdings other stockholders.

Investment funds associated with or designated by the Sponsors currently beneficially own, in the aggregate, approximately 39% of the outstanding shares of Hertz Holdings' common stock. These funds are party to a stockholders agreement pursuant to which each of the funds has agreed to vote in favor of the other funds' nominees to Hertz Holdings' and our board of directors. The Sponsors currently exercise, and will continue to exercise, significant influence over Hertz Holdings' and our board of directors and matters requiring stockholder approval and our management, policies and affairs for so long as the investment funds associated with or designated by the Sponsors continue to hold a significant amount of Hertz Holdings' common stock. There can be no assurance that the interests of the Sponsors will not conflict with those of Hertz Holdings' other stockholders. The Sponsors currently have the ability to significantly influence the vote on any transaction that requires the approval of stockholders, including many possible change in control transactions, and may discourage or prevent any such transaction regardless of whether or not Hertz Holdings' other stockholders believe that such a transaction is in Hertz Holdings' or their own best interests.

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

Certain of our credit facilities and other asset-based and asset-backed financing arrangements contain covenants that, among other things, restrict our ability to: (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur guarantee obligations; (iv) prepay other indebtedness or amend other financing arrangements; (v) pay dividends; (vi) create liens on assets; (vii) enter into sale and leaseback transactions; (viii) make investments, loans, advances or capital expenditures; (ix) make acquisitions; (x) engage in mergers or consolidations; (xi) change the business conducted by us; and (xii) engage in certain transactions with affiliates.

Our Senior ABL Facility contains a financial covenant that obligates us to maintain a specified fixed charge coverage ratio if we fail to maintain a specified minimum level of borrowing base availability thereunder. Our ability to comply with this covenant will depend on our ongoing financial and operating performance, which in turn are subject to, among other things, the risks identified in this section and

ITEM 1A.    RISK FACTORS (Continued)

under "Part I—Item 1A—Risk Factors—Risks Related to Our Business" included in our Annual Report on Form 10-K.

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

We are not a party to any long-term car supply arrangements with manufacturers. The price and other terms at which we can acquire cars thus varies based on market and other conditions. For example, certain car manufacturers have in the past, and may in the future, utilize strategies to de-emphasize sales to the car rental industry, which can negatively impact our ability to obtain cars on competitive terms and conditions. In addition, the earthquake and tsunami in Japan may cause disruptions in the overall supply of cars or equipment. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. Reduced or limited supplies of equipment together with increased prices are risks that we also face in our equipment rental business. If we are unable to obtain an adequate supply of cars or equipment, or if we obtain less favorable pricing and other terms when we acquire cars or equipment and are unable to pass on any increased costs to our customers, then our financial condition and results of operations may be materially adversely affected.

ITEM 6.    EXHIBITS

(a)
Exhibits:

The attached list of exhibits in the "Exhibit Index" immediately following the signature page to this Report is filed as part of this Form 10-Q and is incorporated herein by reference in response to this item.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	THE HERTZ CORPORATION (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
3.4	Amended and Restated By-Laws of The Hertz Corporation, effective March 31, 2011 (Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K of The Hertz Corporation, as filed on April 1, 2011).
10.1.1
Credit Agreement, dated as of March 11, 2011, among The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Deutsche Bank Securities Inc., Barclays Capital, Citigroup Global Markets Inc., Credit Agricole Corporate and Investment Bank, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunning Managers (referred to as the Senior Term Facility) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. as filed on March 17, 2011).
10.1.2
Guarantee and Collateral Agreement, dated as of March 11, 2011, between Hertz Investors, Inc., The Hertz Corporation and certain of its subsidiaries and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, relating to the Senior Term Facility (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. as filed on March 17, 2011).
10.2.1
Credit Agreement, dated as of March 11, 2011, between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG Canada Branch, as Canadian Agent and Canadian Collateral Agent, Wells Fargo Bank, National Association, as Co-Collateral Agent and Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A. Credit Agricole Corporate and Investment Bank and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Wells Fargo Capital Finance, LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, and Wells Fargo Capital Finance, LLC, Deutsche Bank Securities Inc., Barclays Capital, Citigroup Global Markets Inc., Credit Agricole Corporate and Investment Bank, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated as Joint Bookrunning Managers (referred to as the Senior ABL Facility) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. as filed on March 17, 2011).
10.2.2
U.S. Guarantee and Collateral Agreement, dated as of March 11, 2011, between Hertz Investors, Inc., The Hertz Corporation and certain of its subsidiaries and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, relating to the Senior ABL Facility (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. as filed on March 17, 2011).
10.2.3
Canadian Guarantee and Collateral Agreement, dated as of March 11, 2011, between Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Partnership, 3222434 Nova Scotia Company and certain of their subsidiaries and Deutsche Bank AG Canada Branch, as Canadian Agent and Canadian Collateral Agent, relating to the Senior ABL Facility (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. as filed on March 17, 2011).

Exhibit Number	Description
10.28	Separation Agreement and General Release, dated as of February 28, 2011, between Hertz Global Holdings, Inc. and The Hertz Corporation and Gerald Plescia (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. as filed on March 4, 2011).
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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