Form 10-K
period 2011-12-31
HERTZ CORP
filed 2012-02-27
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

No voting or non-voting common equity of the registrant was held by non-affiliates of the registrant as of June 30, 2011. As of February 27, 2012, all of the common stock of the registrant was owned by its affiliate, Hertz Investors, Inc. As of February 27, 2012, 100 shares of the registrant's common stock (par value $0.01) were outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained or incorporated by reference in this Annual Report and in reports we subsequently file with the United States Securities and Exchange Commission, or the "SEC," on Forms 10-K, 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Risk Factors" set forth in Item 1A of this Annual Report, and the following, which were derived in part from the risks set forth in Item 1A of this Annual Report:

  •
  our ability to obtain regulatory approval for and to consummate an acquisition of Dollar Thrifty Automotive Group, or "Dollar Thrifty";

  •
  the risk that expected synergies, operational efficiencies and cost savings from an acquisition of Dollar Thrifty may not be fully realized or realized within the expected time frame;

  •
  the operational and profitability impact of divestitures that may be required to be undertaken to secure regulatory approval for an acquisition of Dollar Thrifty;

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

PART I

ITEM 1.    BUSINESS

Our Company

We own what we believe is the largest worldwide airport general use car rental brand, operating from approximately 8,500 locations in approximately 150 countries as of December 31, 2011. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. Hertz operates both corporate and licensee locations in cities and airports in North America, Europe, Latin America, Australia, Asia and New Zealand. In addition, we have licensee locations in cities and airports in Africa and the Middle East. We are one of the only car rental companies that has an extensive network of company-operated rental locations both in the United States and in all major European markets. We believe that we maintain the leading airport car rental brand market share, by overall reported revenues, in the United States and at the 119 major airports in Europe where we have company-operated locations and where data regarding car rental concessionaire activity is available. We believe that we also maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. In our equipment rental business segment, we rent equipment through approximately 315 branches in the United States, Canada, France, Spain, Italy, China and Saudi Arabia, as well as through our international licensees. We and our predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We have a diversified revenue base and a highly variable cost structure and are able to dynamically manage fleet capacity, the most significant determinant of our costs. Our revenues have grown at a compound annual growth rate of 5.2% over the last 20 years, with year-over-year growth in 17 of those 20 years.

Corporate History

Hertz Holdings was incorporated in Delaware in 2005 to serve as the top-level holding company for the consolidated Hertz business. Hertz was incorporated in Delaware in 1967. Hertz is a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Ford Motor Company, or "Ford," acquired an ownership interest in Hertz in 1987. Prior to this, Hertz was a subsidiary of United Continental Holdings, Inc. (formerly Allegis Corporation), which acquired our outstanding capital stock from RCA Corporation in 1985.

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

As a result of Hertz Holdings' initial public offering in November 2006 and subsequent offerings in June 2007, May 2009, June 2009 and March 2011, the Sponsors reduced their holdings to approximately 38% of the outstanding shares of common stock of Hertz Holdings.

ITEM 1.    BUSINESS (Continued)

Our Markets

We are engaged principally in the global car rental industry and in the equipment rental industry.

Worldwide Car Rental

We believe that the global car rental industry exceeds $30 billion in annual revenues. According to Auto Rental News, car rental industry revenues in the United States are estimated to be approximately $22 billion for 2011 and grew in 2011 by 8.8%. We believe car rental revenues in Europe account for approximately $12 billion in annual revenues, with the airport portion of the industry comprising approximately 36% of the total. Within Europe, the largest markets are France, Italy, the United Kingdom, Germany and Spain. We believe total rental revenues for the car rental industry in Europe in 2011 were approximately $9.9 billion in 11 countries—France, Italy, the United Kingdom, Germany, Spain, The Netherlands, Switzerland, Belgium, the Czech Republic, the Slovak Republic and Luxembourg—where we have company-operated rental locations and approximately $2.1 billion in 12 other countries—Ireland, Portugal, Sweden, Greece, Norway, Denmark, Austria, Poland, Finland, Hungary, Malta and Romania—where our brand is present through our licensees.

We estimate that rentals by airline travelers at or near airports, or "airport rentals," accounted for approximately one-half of the total market in the United States in 2011. This portion of the market is significantly influenced by developments in the travel industry and particularly in airline passenger traffic, or "enplanements," as well as the Gross Domestic Product, or "GDP." We believe domestic enplanements increased in 2011 by approximately 3.0% and are expected to increase by 3.2% in 2012. Current data suggests that U.S. GDP increased in 2011 by approximately 1.7% and is expected to increase by 2.3% in 2012. The International Air Transport Association, or "IATA," projected in December 2011 that annual global enplanements would increase by 4.0% in 2012.

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

We provide commercial fleet leasing and management services to national corporate customers throughout the U.S. and Canada through Donlen Corporation, or "Donlen," a wholly owned subsidiary. Donlen is a fully integrated fleet management services provider with a comprehensive suite of product offerings ranging from leasing and managing vehicle fleets to providing other fleet management services to reduce fleet operating costs.

Worldwide Equipment Rental

We estimate the size of the U.S. equipment rental industry, which is highly fragmented with few national competitors and many regional and local operators, remained relatively the same at approximately $28 billion in annual revenues for 2011 and 2010, but the part of the rental industry dealing with equipment of the type HERC rents is somewhat smaller than that. We believe that the industry is expected to grow at 8.6% compound annual growth rate between 2011 and 2015. Other market data indicates that the equipment rental industries in France, Spain, Italy and China generate approximately $4.5 billion, $2.5 billion, $2.1 billion and $5.1 billion in annual revenues, respectively, although the portions of those markets in which HERC competes are smaller.

ITEM 1.    BUSINESS (Continued)

The equipment rental industry serves a broad range of customers from small local contractors to large industrial national accounts and encompasses a wide range of rental equipment from small tools to heavy earthmoving equipment. We believe U.S. non-residential construction spending decreased at an annual rate of 7% in 2011 but is projected to increase at an annual rate of 1% in 2012. We also believe that rental equipment accounted for approximately 40% of all equipment sold into the U.S. construction industry in 2011, up from approximately 5% in 1993. In addition, we believe that the trend toward rental instead of ownership of equipment in the U.S. construction industry will continue and that as much as 50% of the equipment used in the industry could be rental equipment by 2014.

Our Business Segments

Our business consists of two reportable segments: rental and leasing of cars, crossovers and light trucks, or "car rental," and rental of industrial, construction and material handling equipment, or "equipment rental." General corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities, such as fees and certain cost reimbursements from our licensees and third-party claim management services are included as "other reconciling items."

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

Equipment Rental: We believe, based on an article in Rental Equipment Register published in May 2011, that HERC is one of the largest equipment rental companies in the United States and Canada combined. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, generators, pumps, small tools, compaction equipment and construction-related trucks. HERC also derives revenues from the sale of new equipment and consumables as well as through its Hertz Entertainment Services division.

ITEM 1.    BUSINESS (Continued)

Set forth below are charts showing revenues by reportable segment, and revenues by geographic area, both for the year ended December 31, 2011 and revenue earning equipment at net book value as of December 31, 2011 (the majority of our international operations are in Europe).

Revenues by Segment for Year Ended December 31, 2011(1) $8.3 billion

Revenues by Geographic Area for Year Ended December 31, 2011 $8.3 billion	Revenue Earning Equipment at net book value as of December 31, 2011 $10.1 billion

(1)
Car rental segment revenue includes fees and certain cost reimbursements from licensees. See Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

For further information on our business segments, including financial information for the years ended December 31, 2011, 2010 and 2009, see Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Worldwide Car Rental

Operations

We rent a wide variety of makes and models of cars. We generally accept reservations only for a class of vehicles, although we accept reservations for specific makes and models of vehicles in our Prestige Collection national-scale luxury rental program, our Adrenaline Collection sports car rentals, our Green Traveler Collection environmentally friendly rental program and a limited number of models in high-volume, leisure-oriented destinations. We rent cars on an hourly (in select markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited

ITEM 1.    BUSINESS (Continued)

mileage rate, or on a time rate plus a mileage charge. Our rates vary at different locations depending on local market conditions and other competitive and cost factors. While cars are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to car rentals and licensee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, Hertz NeverLost navigation systems and satellite radio services.

Our international car rental operations have company-operated locations in France, Australia, Italy, the United Kingdom, Germany, Spain, Canada, Brazil, The Netherlands, Switzerland, New Zealand, Belgium, Puerto Rico, the Czech Republic, China, Luxembourg, the Slovak Republic and the U.S. Virgin Islands.

As of December 31, 2011, we had approximately 2,655 staffed rental locations in the United States, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rent cars from 1,335 other locations that are not staffed. As of December 31, 2011, we had approximately 1,130 staffed rental locations internationally, of which approximately one-fifth were airport locations and four-fifths were off-airport locations, and we regularly rent cars from approximately 135 other locations that are not staffed. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, fleet utilization, yield management, competitive pricing and ability to offer one-way rentals.

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

The Hertz brand is one of the most recognized brands in the world. Our customer surveys, in the United States, indicate that Hertz is the car rental brand most associated with the highest quality service. This is consistent with numerous published best-in class car rental awards that we have won, both in the United States and internationally, over many years. We have sought to support our reputation for quality and customer service in car rental through a variety of innovative service offerings, such as our customer loyalty program (Gold Plus Rewards), our global expedited rental program (Hertz #1 Club Gold), our one-way rental program (Rent-it-Here/Leave-it-There), our national-scale luxury rental program (Prestige Collection), our sports car rental program (Adrenaline Collection), our environmentally friendly rental

ITEM 1.    BUSINESS (Continued)

program (Green Traveler Collection) and our in-car navigational services (Hertz NeverLost). We intend to maintain our position as a premier company through an intense focus on service, quality and product innovation.

In late 2008, we introduced a global car-sharing service, now referred to as Hertz On Demand which rents cars by the hour and/or by the day, at various locations in the U.S., Canada and Europe. Hertz On Demand allows customers to sign up for free for the service and start renting cars by the hour. Members reserve vehicles online, then pick up the vehicles at various locations throughout a city, at a university or a corporate campus without the need to visit a Hertz rental office. Customers are charged an hourly car-rental fee which includes fuel, insurance, 24/7 roadside assistance, in-car customer service and 180 miles per day.

In April 2009, we completed the acquisition of certain assets of Advantage Rent A Car, or "Advantage." Advantage is a popular brand for price-oriented customers at key leisure travel destinations. The purchase agreement provided us with the rights to purchase certain rights, trademarks and copyrights to use the Advantage brand name, website and phone numbers. In addition, the agreement provides us with the option to have assigned to us certain leases, fixed assets, airport concession agreements and other agreements associated with approximately 20 locations that Advantage is or previously was operating. As of December 31, 2011, we had 74 corporate Advantage brand rental locations in the United States and Europe and 15 affiliates in Latin America and the Carribean.

Beginning in December 2010, we made the next generation of electric vehicles available to the general public through our Hertz On Demand car sharing operation. Electric vehicles have been added to our fleet and are available at various cities across the U.S. such as New York, Washington D.C. and San Francisco, in Europe and in China. We plan continued deployment of electric vehicles and plug-in hybrid electric vehicles in both the U.S. and other countries throughout 2012.

On September 1, 2011, Hertz acquired 100% of the equity interest in Donlen, a leading provider of fleet leasing and management services for corporate fleets and for the four months ended December 31, 2011 (period it was owned by Hertz), had an average of approximately 137,000 vehicles under lease and management. Donlen provides Hertz an immediate leadership position in long-term car, truck and equipment leasing and fleet management. Donlen's fleet management programs provide outsource solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services. This transaction is part of the overall growth strategy of Hertz to provide the most flexible transportation programs for corporate and general consumers. Additionally, Donlen brings to Hertz a specialized consulting and technology expertise that will enable us to model, measure and manage fleet performance more effectively and efficiently.

Based on the latest available data, in the United States, the Hertz brand had the highest market share, by revenues, in 2009, 2010 and in the first nine months of 2011 at approximately 200 of the largest airports where we have company-operated locations. Out of the approximately 190 major European airports at which we have company-operated rental locations, data regarding car rental concessionaire activity for the year ended December 31, 2011 was available at 119 of these airports. Based upon this data, we believe that we were the largest airport car rental company, measured by aggregate airport rental revenues during that period, at those 119 airports taken together. In the United States, we intend to maintain or expand our market share in the airport rental business. For a further description of our competitors, market share and competitive position see "—Competition" below.

At our major airport rental locations, as well as at some smaller airport and off-airport locations, customers participating in our Hertz #1 Club Gold program are able to rent vehicles in an expedited

ITEM 1.    BUSINESS (Continued)

manner. In the United States, participants in our Hertz #1 Club Gold program often bypass the rental counter entirely and proceed directly to their vehicles upon arrival at our facility. For the year ended December 31, 2011, rentals by Hertz #1 Club Gold members accounted for approximately 36% of our worldwide rental transactions. We believe the Hertz #1 Club Gold program provides a significant competitive advantage to us, particularly among frequent travelers, and we have, through travel industry relationships, targeted such travelers for participation in the program.

Hertz introduced a number of customer service offerings in 2011 in order to further differentiate itself from the competition. The most significant new offering was Gold Choice. Hertz Gold Choice now offers our customers an option to choose the car they drive. As always for Gold customers, they will have a preassigned car ready and waiting for them, but now they have the freedom to select a different car that's available at the new Gold Choice area. This service is free of charge to Gold customers who book a midsize class or above. The Gold Choice program was launched during August 2011 and rolled out to 32 U.S. airport locations by December 2011.

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

ITEM 1.    BUSINESS (Continued)

Since January 1, 2009, we increased the number of our off-airport rental locations in the United States by approximately 32% to 2,175 locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. We anticipate that same-store sales growth will be driven by our traditional leisure and business traveler customers and by increasing penetration of the insurance replacement market, of which we currently have a low market share. In the United States during the year ended December 31, 2011, approximately one-third of our rental revenues at off-airport locations were related to replacement rentals. We believe that if we successfully pursue our strategy of profitable off-airport growth, the proportion of replacement rental revenues will increase. As we move forward, our determination of whether to continue to expand our U.S. off-airport network will be based upon a combination of factors, including, commercial activity and potential profitability as well as the concentration of target insurance company policyholders, car dealerships and auto body shops. We also intend to increase the number of our staffed off-airport rental locations internationally based on similar criteria.

Our worldwide car rental segment generated $7,083.5 million in revenues during the year ended December 31, 2011.

Customers and Business Mix

We categorize our car rental business based on two primary criteria—the purpose for which customers rent from us (business or leisure) and the type of location from which they rent (airport or off-airport). The table below sets forth, for the year ended December 31, 2011, the percentages of rental revenues and rental transactions in our U.S. and international operations derived from business and leisure rentals and from airport and off-airport rentals.

	Year ended December 31, 2011
	U.S.		International
	Revenues	Transactions	Revenues	Transactions
Type of Car Rental
By Customer:
Business	43%	48%	54%	55%
Leisure	57	52	46	45

	100%	100%	100%	100%

By Location:
Airport	70%	73%	56%	59%
Off-airport	30	27	44	41

	100%	100%	100%	100%

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

ITEM 1.    BUSINESS (Continued)

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

Our business and leisure customers rent from both our airport and off-airport locations. Demand for airport rentals is correlated with airline travel patterns, and transaction volumes generally follow enplanement and GDP trends on a global basis. Customers often make reservations for airport rentals when they book their flight plans, which make our strong relationships with travel agents, associations and other partners (e.g., airlines) a key competitive advantage in generating consistent and recurring revenue streams.

Off-airport rentals typically involve people wishing to rent cars closer to home for business or leisure purposes, as well as those needing to travel to or from airports. This category also includes people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies because their cars have been damaged. In order to attract these renters, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. While we estimate our share of the insurance replacement rental market was approximately 11% of the estimated insurance rental revenue volume for the year ended December 31, 2011, we have identified 203 insurance companies, ranging from local or regional carriers to large, national companies, as our target insurance replacement market. As of December 31, 2011, we were a preferred or recognized supplier of 188 of these 203 insurance companies and a co-primary at 44 of these 203 insurance companies.

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

With rare exceptions, individuals renting cars from us are personally obligated to pay all amounts due under their rental agreements. They typically pay us with a charge, credit or debit card issued by a third party, although certain customers use a Hertz charge account that we have established for them, usually as part of an agreement between us and their employer. For the year ended December 31, 2011, all amounts charged to Hertz charge accounts established in the United States and by our international subsidiaries, were billed directly to a company or other organization or were guaranteed by a company. We also issue rental vouchers and certificates that may be used to pay rental charges, mostly for prepaid

ITEM 1.    BUSINESS (Continued)

and tour-related rentals. In addition, where the law requires us to do so, we rent cars on a cash basis. For the year ended December 31, 2011, no customer accounted for more than 1.0% of our car rental revenues.

In the United States for the year ended December 31, 2011, 83% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 8% came from customers using Hertz charge accounts or direct billing, 8% came from customers using rental vouchers or another method of payment and 1% came from cash transactions. In our international operations for the year ended December 31, 2011, 51% of our car rental revenues came from customers who paid us with third-party charge, credit or debit cards, while 29% came from customers using Hertz charge accounts, 19% came from customers using rental vouchers or another method of payment and 1% came from cash transactions. For the year ended December 31, 2011, bad debt expense represented 0.2% of car rental revenues for our U.S. operations and 0.3% of car rental revenues for our international operations.

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

For the year ended December 31, 2011, approximately 33% of the worldwide reservations we accepted came through travel agents using GDSs, while 30% came through our websites, 20% through phone calls to our reservations center, 12% through third-party websites and 5% through local booking sources.

Fleet

We believe we are one of the largest private sector purchasers of new cars in the world. During the year ended December 31, 2011, we operated a peak rental fleet in the United States of approximately 355,500 cars and a combined peak rental fleet in our international operations of approximately 174,800 cars, and in each case exclusive of our licensees' fleet and Donlen's leasing fleet. During the year ended December 31, 2011, our approximate average holding period for a rental car was fourteen months in the United States and thirteen months in our international operations.

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

Program cars as a percentage of all cars purchased by our U.S., International and worldwide operations were as follows:

	Years ended December 31,
	2011	2010	2009	2008	2007
U.S.	45%	54%	48%	55%	42%
International	55%	56%	57%	59%	65%
Worldwide	48%	55%	51%	57%	50%

Within our Donlen subsidiary, revenue earning equipment is under longer term lease agreements with our customers. These leases contain provisions whereby we have a contracted residual value guaranteed to us by the lessee, such that we do not experience any gains or losses on the disposal of these vehicles.

We have purchased a significant percentage of our car rental fleet from General Motors Corporation and its successor, General Motors Company, together "General Motors." During the year ended December 31, 2011, approximately 47% of the cars acquired by us for our U.S. car rental fleet, and approximately 21% of the cars acquired by us for our international fleet, were manufactured by General Motors. During the year ended December 31, 2011, approximately 12% of the cars acquired by us for our U.S. car rental fleet, and approximately 4% of the cars acquired by us for our international fleet, were manufactured by Toyota Motor Company. During the year ended December 31, 2011, approximately 5% of the cars acquired by us domestically were manufactured by Ford and its subsidiaries and approximately 22% of the cars acquired by us for our international fleet were manufactured by Ford and its subsidiaries. During the year ended December 31, 2011, approximately 17% of the cars acquired by us for our U.S. car rental fleet and approximately 1% of the cars acquired by us for our international fleet were manufactured by Nissan Motor Company.

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

During 2009, we launched Rent2Buy, an innovative program designed to sell used rental cars. The program was licensed to operate in 32 states as of December 31, 2011. Customers have an opportunity for a three-day test rental of a competitively priced car from our rental fleet. If the customer purchases the car, he or she is credited with up to three days of rental charges, and the purchase transaction is completed through the internet and by mail in those states where permitted.

ITEM 1.    BUSINESS (Continued)

During the year ended December 31, 2011, of the cars that were not repurchased by manufacturers, we sold approximately 65% at auction, 19% through dealer direct, 9% through our Rent2Buy program or at retail locations and approximately 7% through other channels.

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

Licensees generally pay fees based on a percentage of their revenues or the number of cars they operate. The operations of all licensees, including the purchase and ownership of vehicles, are financed independently by the licensees, and we do not have any investment interest in the licensees or their fleets. Licensees in the U.S. share in the cost of our U.S. advertising program, reservations system, sales force and certain other services. Our European and other international licensees also share in the cost of our reservations system, sales force and certain other services. In return, licensees are provided the use of the Hertz brand name, management and administrative assistance and training, reservations through our reservations channels, the Gold Plus Rewards and #1 Club Gold programs, our "Rent-it-Here/Leave-it-There" one-way rental program and other services. In addition to car rental, certain licensees outside the United States engage in car leasing, chauffeur-driven rentals and renting camper vans under the Hertz name.

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

During the year ended December 31, 2011, we added two locations by acquiring a former licensee from our international car rental operations. See Note 3 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Competition

In the United States, our principal car rental industry competitors are Avis Budget Group, Inc., or "ABG," which currently operates the Avis and Budget brands, Enterprise Rent-A-Car Company, or "Enterprise," which also operates the National Car Rental and Alamo brands, and Dollar Thrifty Automotive Group, Inc., or "Dollar Thrifty," which operates the Dollar and Thrifty brands. In the United States, the Hertz brand had the highest market share, by revenues, in 2009, 2010 and in the first nine months of 2011 at approximately 200 of the largest airports where we have company-operated locations

ITEM 1.    BUSINESS (Continued)

We have a significant presence in the off-airport market. We believe that we maintain the second largest market share, by revenues, in the off-airport car rental market in the United States. Since January 1, 2009, we increased the number of our off-airport rental locations in the United States by approximately 32% to 2,175 locations. Revenues from our U.S. off-airport operations represented $1,197.4 million, $1,079.7 million and $953.4 million of our total car rental revenues in the years ended December 31, 2011, 2010 and 2009, respectively. Many smaller companies also operate in the airport and off-airport rental markets.

In Europe, in addition to us, the principal pan-European participants in the car rental industry are Avis Europe Ltd (which was acquired by ABG in 2011), operating the Avis and Budget brands, and Europcar. Europcar also operates the National Car Rental and Alamo brands in the United Kingdom and Germany, and through franchises in Spain, Italy and France. In certain European countries, there are also other companies and brands with substantial market shares, including Sixt AG (operating the Sixt brand) in Germany, France, Spain, the United Kingdom, Switzerland, Belgium, Netherlands and Luxembourg; and Enterprise (operating the Enterprise brand) in the United Kingdom, Ireland and Germany. In every European country, there are also national, regional or other, smaller companies operating in the airport and off-airport rentals markets. Apart from Enterprise-branded operations, all of which Enterprise owns, the other major car rental brands are present in European car rental markets through a combination of company-operated and franchisee- or licensee-operated locations.

Competition among car rental industry participants is intense and is primarily based on price, vehicle availability, service, reliability, distribution locations and product innovation. We believe, however, that the prominence and service reputation of the Hertz brand and our extensive worldwide ownership of car rental operations provide us with a competitive advantage.

Worldwide Equipment Rental

Operations

We, through HERC, operate an equipment rental business in the United States, Canada, France, Spain, Italy, China and Saudi Arabia. On the basis of total revenues, we believe HERC is one of the largest equipment rental companies in the United States and Canada combined. HERC has operated in the United States since 1965.

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

ITEM 1.    BUSINESS (Continued)

As of December 31, 2009, 2010 and 2011, HERC had branches in the following countries:

	Total	U.S.	Canada	France	Spain	Italy	China	Saudi Arabia
January 1, 2009	345	222	36	80	6	—	1	—
Net increase (decrease)	(24)	(8)	(1)	(14)	(3)	—	2	—
Additions relating to acquisitions	1	—	—	—	1	—	—	—

December 31, 2009	322	214	35	66	4	—	3	—
Net increase (decrease)	(7)	(10)	3	(1)	—	—	1	—
Additions relating to acquisitions	7	6	—	—	—	1	—	—

December 31, 2010	322	210	38	65	4	1	4	—
Net increase (decrease)	(9)	(9)	—	—	(2)	—	1	1
Additions relating to acquisitions	4	4	—	—	—	—	—	—

December 31, 2011	317	205	38	65	2	1	5	1

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

HERC's broad equipment line in the United States and Canada includes more equipment with an acquisition cost of under $10,000 per unit, ranging from air compressors and generators to small tools and accessories, in order to supply customers who are local contractors with a greater proportion of their overall equipment rental needs. As of December 31, 2011, these activities, referred to as "general rental activities," were conducted at approximately 30% of HERC's U.S. and Canadian rental locations. Before it begins to conduct general rental activities at a location, HERC typically renovates the location to make it more appealing to walk-in customers and adds staff and equipment in anticipation of subsequent demand.

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

In February 2010, HERC entered into a joint venture with Saudi Arabia based Dayim Holdings Company, Ltd. to set up equipment rental operations in the Kingdom of Saudi Arabia. The joint venture entity rents and sells equipment and tools to construction and industrial markets throughout the Kingdom of Saudi Arabia.

Our worldwide equipment rental segment generated $1,209.5 million in revenues during the year ended December 31, 2011.

ITEM 1.    BUSINESS (Continued)

Customers

HERC's customers consist predominantly of commercial accounts and represent a wide variety of industries, such as construction, petrochemical, automobile manufacturing, railroad, power generation and shipbuilding. Serving a number of different industries enables HERC to reduce its dependence on a single or limited number of customers in the same business and somewhat reduces the seasonality of HERC's revenues and its dependence on construction cycles. HERC primarily targets customers in medium to large metropolitan markets. For the year ended December 31, 2011, no customer of HERC accounted for more than 2% of HERC's rental revenues. Of HERC's combined U.S. and Canadian rental revenues for the year ended December 31, 2011, approximately 37% were derived from customers operating in the construction industry (the majority of which were in the non-residential sector) and approximately 28% were derived from customers in the industrial business, while the remaining revenues were derived from rentals to governmental and other types of customers.

Unlike in our car rental business, where we enter into rental agreements with the end-user who will operate the cars being rented, HERC ordinarily enters into a rental agreement with the legal entity—typically a company, governmental body or other organization—seeking to rent HERC's equipment. Moreover, unlike in our car rental business, where our cars are normally picked up and dropped off by customers at our rental locations, HERC delivers much of its rental equipment to its customers' job sites and retrieves the equipment from the job sites when the rentals conclude. HERC extends credit terms to many of its customers to pay for rentals. Thus, for the year ended December 31, 2011, 95% of HERC's revenues came from customers who were invoiced by HERC for rental charges, while 4% came from customers paying with third-party charge, credit or debit cards and 1% came from customers who paid with cash or used another method of payment. For the year ended December 31, 2011, bad debt expense represented 0.3% of HERC's revenues.

Fleet

HERC acquires its equipment from a variety of manufacturers. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. The per-unit acquisition cost of units of rental equipment in HERC's fleet varies from over $200,000 to under $100. As of December 31, 2011, the average per-unit acquisition cost (excluding small equipment purchased for less than $5,000 per unit) for HERC's fleet in the United States was approximately $37,000. As of December 31, 2011, the average age of HERC's rental fleet in the United States was 47 months, 51 months in Canada, 54 months in France, 44 months in Spain, 10 months in Italy, 21 months in China and 14 months in Saudi Arabia.

HERC disposes of its used equipment through a variety of channels, including private sales to customers and other third parties, sales to wholesalers, brokered sales and auctions.

Licensees

HERC licenses the Hertz name to equipment rental businesses in five countries in Europe and in Afghanistan. The terms of those licenses are broadly similar to those we grant to our international car rental licensees.

Competition

HERC's competitors in the equipment rental industry range from other large national companies to small regional and local businesses. In each of the six countries where HERC operates, the equipment rental industry is highly fragmented, with large numbers of companies operating on a regional or local scale. The number of industry participants operating on a national scale is, however, much smaller. HERC is

ITEM 1.    BUSINESS (Continued)

one of the principal national-scale industry participants in the U.S., Canada and France. HERC's operations in the United States represented approximately 65% of our worldwide equipment rental revenues during the year ended December 31, 2011. In the United States and Canada, the other top national-scale industry participants are United Rentals, Inc., or "URI," RSC Equipment Rental, Inc., or "RSC," Sunbelt Rentals and Aggreko North America. In December 2011, URI announced it had agreed to buy RSC. A number of individual Caterpillar, Inc., or "CAT," dealers also participate in the equipment rental market in the United States, Canada, France, Spain and Italy. In France, the other principal national-scale industry participants are Loxam, Kiloutou and Laho. Aggreko also participates in the power generation rental markets in France, Spain and Italy. In China, the other principal national-scale industry participants are Zicheng Corporation, Aggreko, Jin He Yuan, Lei Shing Hong and Far East Rental. In Saudi Arabia, the other principal national-scale industry participants are Bin Quraya, Al Zahid Tractors (CAT), Rapid Access, Eastern Arabia and Rental Solutions & Services (RSS) Saudi Ltd.

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

Seasonality

Generally, car rental and equipment rental are seasonal businesses, with decreased levels of business in the winter months and heightened activity during spring and summer. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. However, certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. Revenues related to our fleet management services are generally not seasonal. See "Item 1A—Risk Factors" in this Annual Report. The following

ITEM 1.    BUSINESS (Continued)

tables set forth this seasonal effect by providing quarterly revenues for each of the quarters in the years ended December 31, 2011, 2010 and 2009 (in millions of dollars).

Employees

As of December 31, 2011, we employed approximately 23,900 persons, consisting of approximately 16,400 persons in our U.S. operations and 7,500 persons in our international operations. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 5,850 employees in the United States (including those in the U.S. territories) are presently in effect under approximately 140 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 1,750 of these employees will expire during 2012. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nonetheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruptions.

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

ITEM 1.    BUSINESS (Continued)

In many cases we self-insure our risks or insure risks through wholly-owned insurance subsidiaries. We mitigate our exposure to large liability losses by maintaining excess insurance coverage, subject to deductibles and caps, through unaffiliated carriers. For our international operations outside of Europe, and for our long-term fleet leasing operations, we maintain some liability insurance coverage with unaffiliated carriers.

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

For our car and equipment rental operations in Europe, we have established a wholly-owned insurance subsidiary, Probus Insurance Company Europe Limited, or "Probus," a direct writer of insurance domiciled in Ireland. In European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsured the risks under such insurance with Hertz International RE, a reinsurer organized in Ireland, or "HIRE," and / or HIRE Bermuda Limited, a wholly-owned reinsurance company domiciled in Bermuda. This coverage is purchased from unaffiliated carriers for Spain. We also insure a portion of our European property risk through Probus. Thus, as with our domestic operations, we bear economic responsibility for vehicle liability in our European car and equipment rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

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

To mitigate these exposures, we maintain excess liability insurance coverage with unaffiliated insurance carriers at an aggregate of $200 million for policy periods ended December 21, 2012, 2011 and 2010. In the past this policy limit has ranged from $100 million to $235 million for policy periods from December 2004 through December 2009. For our international car rental operations outside of Europe, we also maintain liability insurance coverage with unaffiliated carriers in such amounts as we deem adequate in light of the respective potential hazards, where such insurance is obtainable on commercially reasonable terms.

Our domestic rental contracts for both car and equipment rental as well as our domestic and international long-term fleet leasing contracts, typically provide that the renter will indemnify us for

ITEM 1.    BUSINESS (Continued)

liability arising from the operation of the rented vehicle or equipment (for car rentals in certain places, though, only to the extent such liability exceeds the amount stipulated in the applicable financial responsibility law). In addition, many of HERC's domestic rental contracts require the renter to maintain liability insurance under which HERC is entitled to coverage. While such provisions are sometimes effective to transfer liability to renters, their value to us, particularly in cases of large losses, may be limited. The rental contracts used in our international operations sometimes contain provisions relating to insurance or indemnity, but they are typically more limited than those employed in our domestic operations.

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

In both our domestic car rental operations and our company-operated international car rental operations in many countries, we offer optional products providing insurance coverage, or "PAI/PEC" coverage, to the renter and the renter's immediate family members traveling with the renter for accidental death or accidental medical expenses arising during the rental period or for damage or loss of their property during the rental period. PAI/PEC coverage is provided under insurance policies issued by unaffiliated carriers or, in Europe, by Probus, and the risks under such policies either are reinsured with HIRE or another subsidiary of ours or are the subject of indemnification arrangements between us and the carriers. Rental customers' purchases of PAI/PEC coverage create additional risk exposures for us, since we would not typically be liable for the risks insured by PAI/PEC coverage if that coverage had not been purchased.

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

Provisions on our books for self-insured vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2011, this liability was estimated at $281.5 million for our combined domestic and international operations.

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

ITEM 1.    BUSINESS (Continued)

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

We utilize tanks worldwide, approximately 420 of which, at December 31, 2011, are underground and approximately 1,690 of which are aboveground, to store petroleum products, and we believe our tanks are maintained in material compliance with environmental regulations, including federal and state financial responsibility requirements for corrective action and third-party claims due to releases. Our compliance program for our tanks is intended to ensure that (i) the tanks are properly registered with the state or other jurisdiction in which the tanks are located and (ii) the tanks have been either replaced or upgraded to meet applicable leak detection and spill, overfill and corrosion protection requirements.

We are also incurring and providing for expenses for the investigation and cleanup of contamination from the discharge of petroleum substances at, or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable losses that we expect to incur for such matters have been accrued, and those losses are reflected in our consolidated financial statements. As of

ITEM 1.    BUSINESS (Continued)

December 31, 2011 and 2010, the aggregate amounts accrued for environmental liabilities reflected in our consolidated balance sheets in "Other accrued liabilities" were $1.5 million and $1.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the nature of the contamination, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

ITEM 1.    BUSINESS (Continued)

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

ITEM 1A.    RISK FACTORS

In addition to the other information in this Annual Report, you should carefully consider each of the following risks and uncertainties. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, operating results or cash flow and we believe that the following information identifies the material risks and uncertainties affecting our company; however, the following risks and uncertainties are not the only risks and uncertainties facing us and it is possible that other risks and uncertainties might significantly impact us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows.

Risks Related to Our Business

Our car rental business, which provides the majority of our revenues, is particularly sensitive to reductions in the levels of airline passenger travel, and reductions in air travel could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

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

The markets in which we operate are highly competitive. We believe that price is one of the primary competitive factors in the car and equipment rental markets and that the Internet has enabled cost-conscious customers, including business travelers, to more easily compare rates available from rental companies. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to attempt to gain a competitive advantage or to compensate for declines in rental activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors' pricing, our revenues and results of operations could be materially adversely affected. If competitive pressures lead us to match any of our competitors' downward pricing and we are not able to reduce our operating costs, then our margins, results of operations and cash flows could be materially adversely impacted. Additionally, we could be further affected if we are not able to adjust the size of our car rental fleet in response to changes in demand, whether such changes are due to competition or otherwise. See "Item 1—Business—Worldwide Car Rental—Competition" and "Item 1—Business—Worldwide Equipment Rental—Competition" in this Annual Report.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our liquidity, cash flows and results of operations.

Certain significant components of our expenses are fixed in the short-term, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher. The second and third quarters of the year have historically been our strongest quarters due to their increased levels of leisure travel and construction

ITEM 1A.    RISK FACTORS (Continued)

activity. Any occurrence that disrupts rental activity during the second or third quarters could have a disproportionately material adverse effect on our liquidity, cash flows and results of operations.

A material downsizing of our rental car fleet could require us to make additional cash payments for tax liabilities, which could be material.

The Like-Kind Exchange Program, or "LKE Program," allows tax gains on the disposition of vehicles in our car rental fleet to be deferred and has resulted in deferrals of federal and state income taxes for prior years. If a qualified replacement vehicle is not purchased within a specific time period after vehicle disposal, then taxable gain is recognized. A material and extended reduction in vehicle purchases or a downsizing of our car rental fleet, for any reason, could result in fewer qualified replacement vehicles and therefore could result in reduced tax deferrals in the future, which in turn could require us to make material cash payments for U.S. federal and state income tax liabilities. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Income Taxes" in this Annual Report.

If we are unable to purchase adequate supplies of competitively priced cars or equipment and the cost of the cars or equipment we purchase increases, our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

We are not a party to any long-term car supply arrangements with manufacturers. The price and other terms at which we can acquire cars thus varies based on market and other conditions. For example, certain car manufacturers have in the past, and may in the future, utilize strategies to de-emphasize sales to the car rental industry, which can negatively impact our ability to obtain cars on competitive terms and conditions. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. Reduced or limited supplies of equipment together with increased prices are risks that we also face in our equipment rental business. If we are unable to obtain an adequate supply of cars or equipment, or if we obtain less favorable pricing and other terms when we acquire cars or equipment and are unable to pass on any increased costs to our customers, then our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

Declines in the value of the non-program cars in our fleet and declines in the overall number of program cars in our fleet could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

Over the last few years the percentage of "program cars" in our car rental fleet (that is, cars that are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs) has decreased. For the year ended December 31, 2011, 48% of the vehicles purchased for our combined U.S. and international car rental fleets were program cars. We expect this percentage to continue to decrease in the future.

With respect to program cars, manufacturers agree to repurchase these cars at a specified price or guarantee the depreciation rate on the cars during a specified time period. Therefore, with fewer program cars in our fleet, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value at such time. Any decrease in residual values with respect to our non-program cars and equipment (prior to disposition) could also materially adversely affect our financial condition, results of operations, liquidity and cash flows.

The use of program cars enables us to determine our depreciation expense in advance and this is useful to us because depreciation is a significant cost factor in our operations. Using program cars is also

ITEM 1A.    RISK FACTORS (Continued)

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

The failure of a manufacturer of our program cars to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to loss on those program cars and materially adversely affect certain of our financing arrangements, which could in turn materially adversely affect our liquidity, cash flows, financial condition and results of operations.

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

If one or more manufacturers were to adversely modify or eliminate repurchase or guaranteed depreciation programs in the future, our access to and the terms of asset-backed and asset-based debt financing could be adversely affected, which could in turn have a material adverse effect on our liquidity, cash flows, financial condition and results of operations.

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

Even if we achieve further success with our cost reduction initiatives, we face risks associated with our initiatives, including declines in employee morale or the level of customer service we provide, the efficiency of our operations or the effectiveness of our internal controls. Any of these risks could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

An impairment of our goodwill or our indefinite lived intangible assets could have a material non-cash adverse impact on our results of operations.

We review our goodwill and indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least

ITEM 1A.    RISK FACTORS (Continued)

annually. If economic deterioration occurs, then we may be required to record charges for goodwill or indefinite lived intangible asset impairments in the future, which could have a material adverse non-cash impact on our results of operations.

Significant increases in fuel prices or reduced supplies of fuel could harm our business.

Significant increases in fuel prices, reduced fuel supplies or the imposition of mandatory allocations or rationing of fuel could negatively impact our car rental business by discouraging consumers from renting cars, changing the types of cars our customers rent from us or the other services they purchase from us or disrupting air travel, on which a significant portion of our car rental business relies. In addition, significant increases in fuel prices or a reduction in fuel supplies could negatively impact our equipment rental business by increasing the cost of buying new equipment, since fuel is used in the manufacturing process and in delivering equipment to us, and by reducing the mobility of our fleet, due to higher costs of transporting equipment between facilities or regions. Accordingly, significant increases in fuel prices or reduced supplies of fuel could have a material adverse effect on our financial condition and results of operations.

Our foreign operations expose us to risks that may materially adversely affect our results of operations, liquidity and cash flows.

A significant portion of our annual revenues are generated outside the United States, and we intend to pursue additional international growth opportunities. Operating in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the domestic laws in the United States, including laws relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war, and terrorism. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, liquidity, cash flows and ability to diversify internationally.

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

ITEM 1A.    RISK FACTORS (Continued)

Our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us.

We rely heavily on communication networks and information technology systems to accept reservations, process rental and sales transactions, manage our fleets of cars and equipment, manage our financing arrangements, account for our activities and otherwise conduct our business. Our reliance on these networks and systems exposes us to various risks that could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes, comply with our financing arrangements and otherwise materially adversely affect our ability to manage our business effectively. We have centralized our reservations function for the United States in one facility in Oklahoma City, Oklahoma, and we have concentrated our accounting functions for the United States in two facilities in Oklahoma City. Our reservations and accounting functions for our European operations are similarly centralized in a single facility near Dublin, Ireland. In addition, our major information technology systems are centralized in two facilities in Oklahoma City. Any disruption, termination or substandard provision of these services, whether as the result of localized conditions (such as a fire or explosion) or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and information technology functions or by eliminating access to financing arrangements.

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

ITEM 1A.    RISK FACTORS (Continued)

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

If Hertz Holdings acquires Dollar Thrifty, we will be subject to the risks and uncertainties associated with Dollar Thrifty's business and we will incur substantial amounts of additional indebtedness.

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

We participate in various "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. At least one multiemployer plan in which we participate is reported to have, and other of our multiemployer plans could have, significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 5 to the Notes to the consolidated financial

ITEM 1A.    RISK FACTORS (Continued)

statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

The U.S. Congress and other legislative and regulatory authorities in the United States and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be adversely affected.

Changes in the U.S. legal and regulatory environment that affect our operations, including laws and regulations relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, the banking and finance industry, could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations.

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

ITEM 1A.    RISK FACTORS (Continued)

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

Certain new or proposed laws and regulations with respect to the banking and finance industries, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and amendments to Regulation AB, could restrict our access to certain financing arrangements and increase our financing costs, which could have a material adverse effect on our financial position, results of operations, liquidity and cash flows.

Investment funds associated with or designated by the Sponsors will continue to exercise significant control over Hertz Holdings' and our Board of Directors, management, policies and significant transactions, and may have interests that differ from Hertz Holdings' other stockholders.

Hertz Holdings is a party to an amended and restated stockholders' agreement (the "Stockholders' Agreement") among it and investment funds associated with or designated by the Sponsors. Investment funds associated with or designated by the Sponsors currently beneficially own, in the aggregate, approximately 38% of the outstanding shares of Hertz Holdings' common stock. Pursuant to the Stockholders' Agreement, each of the funds has agreed to vote in favor of the other funds' nominees to Hertz Holdings' and our Board of Directors. The Sponsors currently exercise, and will continue to exercise, significant influence over Hertz Holdings' and our Board of Directors and matters requiring stockholder approval and our management, policies and affairs for so long as the investment funds associated with or designated by the Sponsors continue to hold a significant amount of Hertz Holdings' common stock. There can be no assurance that the interests of the Sponsors will not conflict with those of Hertz Holdings' other stockholders. The Sponsors currently have the ability to significantly influence the vote on any transaction that requires the approval of stockholders, including many possible change in control transactions, and may discourage or prevent any such transaction regardless of whether or not Hertz Holdings' other stockholders believe that such a transaction is in Hertz Holdings' or their own best interests.

Additionally, the Sponsors may from time to time acquire and hold interests in businesses that compete directly with us. One or more of the Sponsors may also pursue acquisition opportunities and other corporate opportunities that may be complementary to our business and as a result, those opportunities may not be available to us.

If we consummate a merger with Dollar Thrifty, we may encounter unexpected difficulties or fail to realize all of the anticipated benefits of the merger.

We continue to believe that a merger with Dollar Thrifty is in the best interests of both companies. There is no assurance that if a merger is consummated, we would be able to integrate the operations of Dollar Thrifty without encountering unexpected difficulties and that we would obtain the anticipated benefits of a merger. Under those circumstances, we may not be able to generate sufficient cash flow to make all of the principal and interest payments under any indebtedness we incurred to consummate the merger and our financial condition, liquidity and results of operations could be adversely affected.

ITEM 1A.    RISK FACTORS (Continued)

Risks Related to Our Substantial Indebtedness

Our substantial level of indebtedness could materially adversely affect our results of operations, cash flows, liquidity and ability to compete in our industry.

As of December 31, 2011, we had debt outstanding of $10,907.8 million. Our substantial indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) require us to dedicate a substantial portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increase our vulnerability to general adverse economic and industry conditions (such as credit-related disruptions); including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against rising interest rates, or the risk that one or more of the financial institutions providing commitments under our revolving credit facilities fails to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected; (v) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities," in this Annual Report. Our ability to manage these risks depends on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under "—Risks Related to Our Business."

If our capital resources (including borrowings under our revolving credit facilities and access to other refinancing indebtedness) and operating cash flows are not sufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to do, among other things, one or more of the following:

    (i) sell certain of our assets; (ii) reduce the size of our rental fleet; (iii) reduce the percentage of program cars in our rental fleet; (iv) reduce or delay capital expenditures; (v) obtain additional equity capital; (vi) forgo business opportunities, including acquisitions and joint ventures; or (vii) restructure or refinance all or a portion of our debt on or before maturity.

We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. Furthermore, we cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

ITEM 1A.    RISK FACTORS (Continued)

Our reliance on asset-backed and asset-based financing arrangements to purchase cars subjects us to a number of risks, many of which are beyond our control.

We rely significantly on asset-backed and asset-based financing to purchase cars. If we are unable to refinance or replace our existing asset-backed and asset-based financing or continue to finance new car acquisitions through asset-backed or asset-based financing on favorable terms, on a timely basis, or at all, then our costs of financing could increase significantly and have a material adverse effect on our liquidity, interest costs, financial condition, cash flows and results of operations.

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

Any reduction in the value of certain cars in our fleet could effectively increase our car fleet costs, adversely impact our profitability and potentially lead to decreased borrowing base availability in our asset-backed and certain asset-based vehicle financing facilities due to the credit enhancement requirements for such facilities, which could increase if market values for vehicles decrease below net book values for those vehicles. In addition, if disposal of vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising and as a result we failed to meet the minimum required collateral levels, the principal under our asset-backed and certain asset-based financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special purpose financing subsidiaries. If that were to occur, the holders of our asset backed and certain asset-based debt may have the ability to exercise their right to direct the trustee to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

The occurrence of certain events, including those described in the paragraph above, could result in the occurrence of an amortization event pursuant to which the proceeds of sales of cars that collateralize the affected asset-backed financing arrangement would be required to be applied to the payment of principal and interest on the affected facility or series, rather than being reinvested in our car rental fleet. In the case of our asset-backed financing arrangements, certain other events, including defaults by us and our affiliates in the performance of covenants set forth in the agreements governing certain fleet debt, could result in the occurrence of a liquidation event with the passing of time or immediately pursuant to which the trustee or holders of the affected asset-backed financing arrangement would be permitted to require the sale of the assets collateralizing that series. Any of these consequences could affect our liquidity and our ability to maintain sufficient fleet levels to meet customer demands and could trigger cross-defaults under certain of our other financing arrangements.

Any reduction in the value of the equipment rental fleet of HERC (which could occur due to a reduction in the size of the fleet or the value of the assets within the fleet) could not only effectively increase our equipment rental fleet costs and adversely impact our profitability, but would result in decreased borrowing base availability under certain of our asset-based financing arrangements, which would have a material adverse effect on our financial position, liquidity, cash flows and results of operations.

ITEM 1A.    RISK FACTORS (Continued)

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

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may materially adversely affect our financial flexibility or may have other material adverse effects on our business, financial condition, cash flows and results of operations.

Certain of our credit facilities and other asset-based and asset-backed financing arrangements contain covenants that, among other things, restrict Hertz and its subsidiaries' ability to: (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur guarantee obligations; (iv) prepay other indebtedness or amend other financing arrangements; (v) pay dividends; (vi) create liens on assets; (vii) sell assets; (viii) make investments, loans, advances or capital expenditures; (ix) make acquisitions; (x) engage in mergers or consolidations; (xi) change the business conducted by us; and (xii) engage in certain transactions with affiliates.

Our Senior ABL Facility (as defined below in Note 4 to the Notes to the consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data") contains a financial covenant that obligates us to maintain a specified fixed charge coverage ratio if we fail to maintain a specified minimum level of liquidity. Our ability to comply with this covenant will depend on our ongoing financial and operating performance, which in turn are subject to, among other things, the risks identified in "—Risks Related to Our Business."

The agreements governing our financing arrangements contain numerous covenants. The breach of any of these covenants or restrictions could result in a default under the relevant agreement, which could, in turn, cause cross-defaults under our other financing arrangements. In such event, we may be unable to borrow under the Senior ABL Facility and certain of our other financing arrangements and may not be able to repay the amounts due under such arrangements. Therefore, we would need to raise refinancing indebtedness, which may not be available to us on favorable terms, on a timely basis or at all. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. Additionally, such defaults could require us to sell assets, if possible, and otherwise curtail our operations in order to pay our creditors. Such alternative measures could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

In addition to the above operational locations, we own three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for our car rental operations are processed, global information technology systems are serviced and major domestic and international accounting functions are performed. We also have a long-term lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European car rental reservation, customer relations, accounting and human resource functions. We lease a European regional office in Geneva, Switzerland which we constructed in 2010. We maintain our executive offices in an owned facility in Park Ridge, New Jersey and lease a European headquarters office in Uxbridge, England. Donlen's headquarters is in Northbrook, Illinois. Donlen also leases office space in Darien, Illinois for a portion of its fleet management services consultation call center staff and has other sales offices located throughout the United States.

ITEM 3.    LEGAL PROCEEDINGS

From time to time we are a party to various legal proceedings. Other than with respect to the aggregate claims for public liability and property damage pending against us, management does not believe that any of the matters resolved, or pending against us, during 2011 are material to us and our subsidiaries taken as a whole. While we have accrued a liability with respect to claims for public liability and property damage of $281.5 million at December 31, 2011, management, based on the advice of legal counsel, does not believe any of the other pending matters described below are material. We have summarized below, for purposes of providing background, various legal proceedings to which we were and/or are a party during 2011 or the period after December 31, 2011 but before the filing of this Annual Report. In addition to the following, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. In particular, on June 15, 2011 we received a subpoena from the Staff of the Securities and Exchange Commission, or "SEC," seeking production of documents related to our proposed business combination with Dollar Thrifty. We intend to cooperate fully with the SEC's investigation.

  1.
  Hertz Equipment Rental Corporation, or "HERC," Loss Damage Waiver

    On August 15, 2006, Davis Landscape, Ltd., individually and on behalf of all others similarly situated, filed a complaint against HERC in the United States District Court for the District of

ITEM 3.    LEGAL PROCEEDINGS (Continued)

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

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, or "Enterprise," was filed in the United States District Court for the District of Nevada. The plaintiffs agreed to not pursue claims against Enterprise initially and the case only proceeded against Hertz. The Sobel case purports to be a nationwide class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz from quoting or charging those airport fees that are alleged not to be allowed by Nevada law. The complaint also seeks attorneys' fees and costs. Relevant documents were produced, depositions were taken and pre-trial motions were filed. After the court rendered a mixed ruling on the parties' cross-motions for summary judgment and after the Lydia Lee case was refiled against Enterprise, the parties engaged in mediation which resulted in a proposed settlement. Although the court tentatively approved the settlement in November 2010, the court denied the plaintiffs' motion for final approval of the proposed settlement in May 2011. Since that time, the plaintiffs filed a motion for class certification—which we opposed—and discovery has commenced again. A separate action is proceeding against Enterprise, National and Alamo.

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. The case was subsequently transferred to the District Court of Johnson County, Kansas. The Fun Services matter purports to be a class action on behalf of all persons in Kansas and throughout the United States who, on or after four years prior to the filing of the action, were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiffs seek an unspecified amount of compensatory damages, attorney's fees and costs. In August 2009, the court issued an order that stayed all activity in this litigation pending a decision by the Kansas Supreme Court in Critchfield Physical

    Therapy, Inc. v. Taranto Group, Inc., another Telephone Consumer Protection Act case. The Kansas Supreme Court issued its decision in September 2011. Thereafter, the District Court of Johnson County lifted the stay in the Fun Services case and issued a scheduling order that addresses class certification discovery. In February 2012, HERC filed a Notice of Removal with the U.S. District Court for the District of Kansas seeking to remove the case to federal court based on federal question jurisdiction.

ITEM 3.    LEGAL PROCEEDINGS (Continued)

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

    Originally filed in November of 2007, the action is pending in the United States District Court for the Southern District of California, and plaintiffs claim to represent a class of individuals or entities that purchased rental car services from a defendant at airports located in California after January 1, 2007. Plaintiffs allege that the defendants agreed to charge consumers a 2.5% tourism assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission, or the "CTTC." Plaintiffs also allege that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car defendants' individual base rates, without reducing their base rates. Based on these allegations, the amended complaint seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees and costs. Plaintiffs dropped their claims against Caroline Beteta. Plaintiffs' claims against the rental car defendants have been dismissed, except for the federal antitrust claim. In June 2010, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the plaintiffs' antitrust case against the CTTC as a state agency immune from antitrust complaint because the California Legislature foresaw the alleged price-fixing conspiracy that was the subject of the complaint. The plaintiffs subsequently filed a petition with the Ninth Circuit seeking a rehearing and that petition was granted. In November 2010, the Ninth Circuit withdrew its June opinion and instead held that state action immunity was improperly invoked. The Ninth Circuit reinstated the plaintiffs' antitrust claims and remanded the case to the district court for further proceedings. All proceedings in the case are currently stayed while the parties engage in settlement discussions.

  5.
  Public Liability and Property Damage

    We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At December 31, 2011 and December 31, 2010 our liability recorded for public liability and property damage matters was $281.5 million and $278.7 million, respectively. We believe that our analysis is based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

ITEM 3.    LEGAL PROCEEDINGS (Continued)

We intend to assert that we have meritorious defenses in the foregoing matters and we intend to defend ourselves vigorously.

We have established reserves for matters where we believe that the losses are probable and reasonably estimated, including for various of the matters set forth above. Other than with respect to the aggregate reserves established for claims for public liability and property damage, none of those reserves are material. For matters, including those described above, where we have not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to our consolidated financial condition, results of operations or cash flows in any particular reporting period.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the common stock of Hertz. Hertz Investors, Inc., which is wholly-owned by Hertz Holdings, owns all of the outstanding common stock of Hertz.

We paid no cash dividends on our common stock in 2010 or 2011, and we do not expect to pay dividends on our common stock for the foreseeable future. The agreements governing our indebtedness restrict our ability to pay dividends. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing," in this Annual Report.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information and other data for our business. The selected consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009, and the selected consolidated balance sheet data as of December 31, 2011 and 2010 presented below were derived from our consolidated financial statements and the related notes thereto included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

You should read the following information in conjunction with the section of this Annual Report entitled "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

	Years ended December 31,
(In millions of dollars)	2011	2010(a)	2009(a)	2008(a)	2007(a)
Statement of Operations Data
Revenues:
Car rental	$6,929.6	$6,355.2	$5,872.9	$6,730.4	$6,800.7
Equipment rental	1,208.8	1,069.8	1,110.2	1,657.3	1,755.3
Other(b)	160.0	137.5	118.4	137.4	129.6

Total revenues	8,298.4	7,562.5	7,101.5	8,525.1	8,685.6

Expenses:
Direct operating	4,566.4	4,283.4	4,086.8	4,935.3	4,644.4
Depreciation of revenue earning equipment and lease charges(c)	1,905.7	1,868.1	1,933.8	2,196.9	2,007.4
Selling, general and administrative	745.1	664.5	641.8	768.8	773.5
Interest expense	650.3	726.5	653.7	870.5	917.0
Interest income	(5.5)	(12.3)	(16.0)	(24.8)	(41.2)
Other (income) expense, net	62.5	—	(48.5)	—	—
Impairment charges(d)	—	—	—	1,195.0	—

Total expenses	7,924.5	7,530.2	7,251.6	9,941.7	8,301.1

Income (loss) before income taxes	373.9	32.3	(150.1)	(1,416.6)	384.5
(Provision) benefit for taxes on income(e)	(143.8)	(33.3)	50.8	249.1	(106.1)

Net income (loss)	230.1	(1.0)	(99.3)	(1,167.5)	278.4
Noncontrolling interest	(19.6)	(17.4)	(14.7)	(20.8)	(19.7)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$210.5	$(18.4)	$(114.0)	$(1,188.3)	$258.7

ITEM 6.    SELECTED FINANCIAL DATA (Continued)

	December 31,
	2011	2010(a)	2009(a)	2008(a)	2007(a)
Balance Sheet Data
Cash and cash equivalents	$931.2	$2,374.0	$985.5	$594.0	$729.7
Total assets(f)	17,667.3	17,336.9	16,009.2	16,464.1	19,299.1
Total debt	10,907.8	10,919.3	9,997.0	10,972.3	11,960.1
Total equity	2,628.9	2,502.4	2,461.9	1,450.7	2,885.3

(a)
During the third quarter of 2011, we identified certain errors in our previously issued consolidated financial statements. As such, Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder for the years ended December 31, 2010, 2009, 2008 and 2007 was revised from the previously reported $(17.7) million to $(18.4) million, $(110.5) million to $(114.0) million, $(1,206.5) million to $(1,188.3) million and $266.8 million to $258.7 million, respectively. Total assets as of December 31, 2010, 2009, 2008 and 2007 were revised from the previously reported $17,324.2 million to $17,336.9 million, $15,996.4 million to $16,009.2 million, $16,451.3 million to $16,464.1 million and $19,255.2 million to $19,299.1 million, respectively. Total equity as of December 31, 2010, 2009, 2008 and 2007 were revised from the previously reported $2,515.2 million to $2,502.4 million, $2,474.1 million to $2,461.9 million, $1,459.3 million to $1,450.7 million and $2,912.1 million to $2,885.3 million, respectively. See Note 2 to the Notes to our Consolidated Financial Statements included in this Report

(b)
Includes fees and certain cost reimbursements from our licensees and revenues from our car leasing operations and third-party claim management services.

(c)
For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, depreciation of revenue earning equipment decreased by $18.2 million and increased by $22.7 million, $19.3 million, $32.7 million and $0.6 million, respectively, resulting from the net effects of changing depreciation rates to reflect changes in the estimated residual value of revenue earning equipment. For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, depreciation of revenue earning equipment and lease charges includes a net gain of $112.2 million and net losses of $42.9 million, $72.0 million, $74.3 million and $13.3 million, respectively, from the disposal of revenue earning equipment.

(d)
For the year ended December 31, 2008, we recorded non-cash impairment charges related to our goodwill, other intangible assets and property and equipment.

(e)
For the years ended December 31, 2011, 2010, 2009 and 2008, tax valuation allowances decreased by $2.5 million and increased by $27.5 million, $39.7 million and $58.5 million, respectively, (excluding the effects of foreign currency translation) relating to the realization of deferred tax assets attributable to net operating losses, credits and other temporary differences in various jurisdictions. In 2011, we reversed a valuation allowance of $12.0 million relating to realization of deferred tax assets attributable to net operating losses and other temporary differences in Australia and China. Additionally, certain tax reserves were recorded and certain tax reserves were released due to settlement for various uncertain tax positions in Federal, state and foreign jurisdictions. For the year ended December 31, 2007, we reversed a valuation allowance of $9.1 million relating to the realization of deferred tax assets attributable to net operating losses and other temporary differences in certain European countries. Additionally, certain tax reserves were recorded for various uncertain tax positions in Federal, state and foreign jurisdictions.

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

Car Rental

In the U.S., as of December 31, 2011, the percentage of non-program cars was 79% as compared to 72% as of December 31, 2010. Internationally, as of December 31, 2011, the percentage of non-program cars was 75%, compared to 70% as of December 31, 2010. In recent periods we have decreased the percentage of program cars in our car rental fleet. Non-program cars typically have lower acquisition costs and lower depreciation rates than comparable program cars. As a result of decreasing our reliance on program cars, we reduce our risk related to the creditworthiness of the vehicle manufacturers. With fewer program cars in our fleet, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility will be reduced as the percentage of non-program cars in our car rental fleet increases. Furthermore, it is expected that the average age of our fleet will increase since the average holding period for non-program vehicles is longer than program vehicles. However, the longer holding period does not necessarily equate to higher costs due to the stringent turnback requirements imposed by vehicle manufacturers for program cars.

In the year ended December 31, 2011, our monthly per vehicle depreciation costs decreased as compared to the prior year period due to improved residual values in the U.S., a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts. We believe the increase in residual values in the U.S. was partially due to the events in Japan earlier this year which leveled off as these events worked their way through the vehicle supply chain.

For the year ended December 31, 2011, we experienced an 8.5% increase in transaction days versus the prior period in the United States while rental rate revenue per transaction day, or "RPD," declined by 4.4%. During the year ended December 31, 2011, in our European operations, we experienced a 5.7% improvement in transaction days while RPD declined by 3.0% compared to the year ended December 31, 2010.

Since January 1, 2009, we increased the number of our off-airport rental locations in the United States by 32% to 2,175 locations. Revenues from our U.S. off-airport operations represented $1,197.4 million, $1,079.7 million and $953.4 million of our total car rental revenues in the years ended December 31, 2011, 2010 and 2009, respectively. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

On September 1, 2011, Hertz acquired 100% of the equity interest in Donlen, a leading provider of fleet leasing and management services for corporate fleets and for the four months ended December 31, 2011 (period it was owned by Hertz), had an average of approximately 137,000 vehicles under lease and management. Donlen provides Hertz an immediate leadership position in long-term car, truck and equipment leasing and fleet management. Donlen's fleet management programs provide outsource solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services. This transaction is part of the overall growth strategy of Hertz to provide the most flexible transportation programs for corporate and general consumers. Additionally, Donlen brings to Hertz a specialized consulting and technology expertise that will enable us to model, measure and manage fleet performance more effectively and efficiently.

While Hertz Holdings withdrew its exchange offer for Dollar Thrifty's common stock in October 2011, we continue to believe that a merger with Dollar Thrifty is in the best interests of both companies. Hertz Holdings remains engaged with the Federal Trade Commission to secure antitrust clearance with respect to an acquisition of Dollar Thrifty, which would require (among other things) the disposition of Advantage. If and when we are in a position to obtain antitrust clearance, we will reassess the appropriate price and other terms and conditions of an offer for Dollar Thrifty. We can offer no assurance that any transaction with Dollar Thrifty will be commenced or consummated.

Equipment Rental

HERC experienced higher rental volumes and pricing worldwide for year ended December 31, 2011 compared to the prior year period as the industry continued its recovery and fleet levels began to align with demand in the industry. Specifically, we continued to see growth in our specialty services such as Pump & Power, Industrial Plant Services and Hertz Entertainment Services capitalizing on the opportunities in these strategic market niches. Additionally, there were increased opportunities in 2011 as rental solutions became a more viable alternative to contractors especially with the fluctuating uncertainty in the economy enabling HERC and other large rental companies to gain market share.

Seasonality

Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and the use of our information technology systems, to help manage our variable costs. Approximately two-thirds of our typical annual operating costs represent variable costs, while the remaining one-third is fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. Revenues related to our fleet management services are generally not seasonal.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Restructuring

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

During 2007 through 2011, we announced several initiatives to improve our competitiveness and industry leadership through targeted job reductions. These initiatives included, but were not limited to, job reductions at our corporate headquarters and back-office operations in the U.S. and Europe. As part of our re-engineering optimization we outsourced selected functions globally. In addition, we streamlined operations and reduced costs by initiating the closure of targeted car rental locations and equipment rental branches throughout the world. The largest of these closures occurred in 2008 which resulted in closures of approximately 250 off-airport locations and 22 branches in our U.S. equipment rental business. These initiatives impacted approximately 8,960 employees.

For the years ended December 31, 2011, 2010 and 2009, our consolidated statement of operations includes restructuring charges relating to various initiatives of $56.4 million, $54.7 million and $106.8 million, respectively.

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

Revenue Earning Equipment

Our principal assets are revenue earning equipment, which represented approximately 57% of our total assets as of December 31, 2011. Revenue earning equipment consists of vehicles utilized in our car rental operations and equipment utilized in our equipment rental operations. For the year ended December 31, 2011, 48% of the vehicles purchased for our combined U.S. and international car rental fleets were subject to repurchase by automobile manufacturers under contractual repurchase and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

guaranteed depreciation programs, subject to certain manufacturers' car condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under these programs. For all other vehicles, as well as equipment acquired by our equipment rental business, we use historical experience and monitor market conditions to set depreciation rates. Generally, when revenue earning equipment is acquired, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded on a straight-line basis over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changing market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

Within our Donlen subsidiary, revenue earning equipment is under longer term lease agreements with our customers. These leases contain provisions whereby we have a contracted residual value guaranteed to us by the lessee, such that we do not experience any gains or losses on the disposal of these vehicles. Therefore depreciation rates on these vehicles are not adjusted at any point in time per the associated lease contract.

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

Pensions

Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. The various employee-related actuarial assumptions (e.g., retirement rates, mortality rates, salary growth) used in determining pension costs and plan liabilities are reviewed periodically by management, assisted by the enrolled actuary, and updated as warranted. The discount rate used to value the pension liabilities and related expenses and the expected rate of return on plan assets are the two most significant assumptions impacting pension expense. The discount rate used is a market-based spot rate as of the valuation date. For the expected return on assets assumption, we use a forward-looking rate that is based on the expected return for each asset class (including the value added by active investment management), weighted by the target asset allocation. The past annualized long-term performance of the Plans' assets has generally been in line with the long-term rate of return assumption. See Note 5 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of the risks associated with our pension plans, see "Item 1A—Risk Factors" in this Annual Report.

Goodwill and Other Intangible Assets

We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also review goodwill annually. Goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. Goodwill must be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We estimate the fair value of our reporting units using a discounted cash flow methodology. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or "WACC," methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by our past restructuring activities. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. A significant decline in the projected cash flows or a change in the WACC used to determine fair value could result in a future goodwill impairment charge.

In the fourth quarter 2011, we performed our annual impairment analysis based upon market data as of October 1, 2011 and concluded that there was no impairment related to our goodwill and our other indefinite-lived intangible assets. At October 1, 2011, we had five reporting units, which were the same as our operating segments: U.S. Car Rental, Europe Car Rental, Other International Car Rental, Donlen and Worldwide Equipment Rental.

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

We re-evaluate the estimated useful lives of our intangible assets annually or as circumstances change. Those intangible assets considered to have indefinite useful lives, including our trade name, are evaluated for impairment on an annual basis, by comparing the fair value of the intangible assets to their carrying value. Intangible assets with finite useful lives are amortized over their respective estimated useful lives. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we will perform an impairment review.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require recording a tax on these amounts. We have recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. Upon utilization, the taxing authorities may examine the positions that led to the generations of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.

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

Results of Operations

We have revised our consolidated statements of operations as a result of adjustments relating to additional telecommunication charges (direct operating expenses) and depreciation of revenue earning

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

equipment and lease charges. See Note 2 to the Notes to our Consolidated Financial Statements included in this Report.

In the following discussion, comparisons are made between the years ended December 31, 2011, 2010 and 2009. The following table sets forth for each of the periods indicated, the percentage of total revenues represented by the various line items in our consolidated statements of operations (in millions of dollars):

				Percentage of Revenues
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Revenues:
Car rental	$6,929.6	$6,355.2	$5,872.9	83.5%	84.0%	82.7%
Equipment rental	1,208.8	1,069.8	1,110.2	14.6	14.2	15.6
Other	160.0	137.5	118.4	1.9	1.8	1.7

Total revenues	8,298.4	7,562.5	7,101.5	100.0	100.0	100.0

Expenses:
Direct operating	4,566.4	4,283.4	4,086.8	55.0	56.7	57.6
Depreciation of revenue earning equipment and lease charges	1,905.7	1,868.1	1,933.8	23.0	24.7	27.2
Selling, general and administrative	745.1	664.5	641.8	9.0	8.8	9.0
Interest expense	650.3	726.5	653.7	7.8	9.6	9.2
Interest income	(5.5)	(12.3)	(16.0)	(0.1)	(0.2)	(0.2)
Other (income) expense, net	62.5	—	(48.5)	0.8	—	(0.7)

Total expenses	7,924.5	7,530.2	7,251.6	95.5	99.6	102.1

Income (loss) before income taxes	373.9	32.3	(150.1)	4.5	0.4	(2.1)
(Provision) benefit for taxes on income	(143.8)	(33.3)	50.8	(1.8)	(0.4)	0.7

Net income (loss)	230.1	(1.0)	(99.3)	2.7	—	(1.4)
Noncontrolling interest	(19.6)	(17.4)	(14.7)	(0.2)	(0.2)	(0.2)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$210.5	$(18.4)	$(114.0)	2.5%	(0.2)%	(1.6)%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for each of the periods indicated:

	Years Ended, or as of December 31,
	2011	2010	2009
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	27,095	25,970	24,549
Domestic (Hertz)	19,903	19,101	17,791
International (Hertz)	7,192	6,869	6,758
Worldwide transaction days (in thousands)(a)	137,301	127,159	118,459
Domestic (Hertz)	93,741	86,422	79,644
International (Hertz)	43,560	40,737	38,815
Worldwide rental rate revenue per transaction day(b)	$41.62	$43.24	$43.14
Domestic (Hertz)	$40.30	$42.16	$42.20
International (Hertz)	$44.47	$45.52	$45.07
Worldwide average number of cars during the period	615,600	445,200	413,500
Domestic (Hertz company-operated)	321,700	297,900	274,000
International (Hertz company-operated)	156,900	147,300	139,500
Donlen (under lease and maintenance)	137,000	N/A	N/A
Adjusted pre-tax income (in millions of dollars)(c)	$850.2	$641.9	$459.2
Worldwide revenue earning equipment, net (in millions of dollars)	$8,318.7	$7,220.1	$7,003.6
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$1,094.4	$975.9	$1,020.6
Same store revenue growth (decline), including growth initiatives(e)	9.1%	(5.4)%	(29.1)%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,804.8	$2,732.6	$2,874.7
Adjusted pre-tax income (in millions of dollars)(c)	$161.6	$78.0	$76.4
Revenue earning equipment, net (in millions of dollars)	$1,786.7	$1,703.7	$1,832.3

(a)
Transaction days represents the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

  revenue to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2010 foreign exchange rates) for the years ended December 31, 2011, 2010 and 2009 (in millions of dollars, except as noted):

	Years Ended December 31,
	2011	2010	2009
Car rental segment revenues	$7,083.5	$6,486.2	$5,979.0
Non-rental rate revenue	(1,265.5)	(1,029.6)	(903.1)
Foreign currency adjustment	(103.0)	41.3	34.3)

Rental rate revenue	$5,715.0	$5,497.9	$5,110.2

Transaction days (in thousands)	137,301	127,159	118,459
Rental rate revenue per transaction day (in whole dollars)	$41.62	$43.24	$43.14
(c)
Adjusted pre-tax income is calculated as income (loss) before income taxes plus non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. Adjusted pre-tax income is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the financial results from ongoing operations. The following table reconciles income (loss) before income taxes by segment to adjusted pre-tax income by segment for the years ended December 31, 2011, 2010 and 2009 (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Adjusted pre-tax income
Car rental	$850.2	$641.9	$459.2
Equipment rental	161.6	78.0	76.4

Total reportable segments	1,011.8	719.9	535.6
Adjustments:
Other reconciling items(1)	(306.2)	(347.9)	(327.9)
Purchase accounting(2)	(87.6)	(90.3)	(90.3)
Non-cash debt charges(3)	(105.9)	(160.6)	(159.8)
Restructuring charges	(56.4)	(54.7)	(106.8)
Restructuring related charges(4)	(9.8)	(13.2)	(46.5)
Management transition costs	(4.0)	—	(1.0)
Derivative gains (losses)	0.1	(3.2)	2.4
Gain on debt buyback(5)	—	—	48.5
Third-party bankruptcy accrual(6)	—	—	(4.3)
Acquisition related costs	(18.8)	(17.7)	—
Pension adjustment(7)	13.1	—	—
Premiums paid on debt(8)	(62.4)	—	—

Income (loss) before income taxes	$373.9	$32.3	$(150.1)

(1)
Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as our third-party claim management services.

(2)
Represents the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities. Also represents the purchase accounting effects of subsequent acquisitions on our results of operations relating to increased depreciation and amortization of intangible assets.

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

(7)
Represents a gain for the U.K. pension plan relating to unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily pertaining to inactive employees.

(8)
Represents premiums paid to redeem our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental revenue to our equipment rental and rental related revenue (based on December 31, 2010 foreign exchange rates) for the years ended December 31, 2011, 2010 and 2009 (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Equipment rental segment revenues	$1,209.5	$1,070.1	$1,110.9
Equipment sales and other revenue	(106.2)	(100.1)	(109.8)
Foreign currency adjustment	(8.9)	5.9	19.5)

Rental and rental related revenue	$1,094.4	$975.9	$1,020.6

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

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

REVENUES

	Years Ended December 31,
(in millions of dollars)	2011	2010	$ Change	% Change
Revenues by Segment:
Car rental	$7,083.5	$6,486.2	$597.3	9.2%
Equipment rental	1,209.5	1,070.1	139.4	13.0%
Other reconciling items	5.4	6.2	(0.8)	(12.5)%

Total revenues	$8,298.4	$7,562.5	$735.9	9.7%

Car Rental Segment

Revenues from our car rental segment increased 9.2%, primarily as a result of increases in car rental transaction days worldwide of 8.0%, refueling fees of $40.3 million and airport concession recovery fees

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

of $30.8 million, as well as the effects of foreign currency translation of approximately $157.9 million. The year ended December 31, 2011 also includes $142.7 million of revenues related to Donlen which was acquired on September 1, 2011. These increases were partly offset by a decrease in worldwide RPD.

RPD for worldwide car rental for the year ended December 31, 2011 decreased 3.7% from 2010, due to decreases in U.S. and International RPD of 4.4% and 2.3%, respectively. U.S. off-airport RPD declined by 2.7% and U.S. airport RPD decreased 4.7%. A mix shift to longer life, lower RPD rentals (including increased growth of off-airport and the Advantage brand); the competitive environment in the first half of the year, as well as a difficult year-over-year RPD comparison to last year, reduced U.S. RPD. International RPD decreased primarily due to a decrease in Europe's airport RPD which was due to the competitive pricing environment.

Equipment Rental Segment

Revenues from our equipment rental segment increased 13.0%, primarily due to increases of 10.5% and 2.4% in equipment rental volumes and pricing, respectively, as well as the effects of foreign currency translation of approximately $17.3 million. The increase in volume was primarily due to strong industrial performance.

Other

Revenues from all other sources decreased 12.5%, primarily due to a decrease in revenues from our third-party claim management services.

EXPENSES

	Years Ended December 31,
(in millions of dollars)	2011	2010	$ Change	% Change
Expenses:
Fleet related expenses	$1,120.6	$1,003.2	$117.4	11.7%
Personnel related expenses	1,478.0	1,411.2	66.8	4.7%
Other direct operating expenses	1,967.8	1,869.0	98.8	5.3%

Direct operating	4,566.4	4,283.4	283.0	6.6%
Depreciation of revenue earning equipment and lease charges	1,905.7	1,868.1	37.6	2.0%
Selling, general and administrative	745.1	664.5	80.6	12.1%
Interest expense	650.3	726.5	(76.2)	(10.5)%
Interest income	(5.5)	(12.3)	6.8	(54.9)%
Other (income) expense, net	62.5	—	62.5	N/M

Total expenses	$7,924.5	$7,530.2	$394.3	5.2%

Total expenses increased 5.2%, but total expenses as a percentage of revenues decreased from 99.6% for the year ended December 31, 2010 to 95.5% for the year ended December 31, 2011.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $3,840.3 million for 2011 increased $235.6 million, or 6.5%, from 2010 as a result of increases in fleet related expenses, other direct operating expenses and personnel related expenses.

  Fleet related expenses for our car rental segment of $926.8 million for 2011 increased $104.7 million, or 12.7% from 2010. The increase was primarily related to worldwide rental volume demand which resulted in increases in gasoline costs of $58.4 million, self insurance expenses of $10.1 million, vehicle license taxes of $7.4 million, vehicle maintenance costs of $6.2 million and vehicle registration fees of $5.4 million, as well as the effects of foreign currency translation of approximately $29.4 million. The increase in gasoline costs also related to higher gasoline prices. These increases were partly offset by a decrease in vehicle damage costs of $11.5 million.

  Other direct operating expenses for our car rental segment of $1,695.5 million for 2011 increased $74.9 million, or 4.6% from 2010. The increase was primarily related to increases in field administrative expenses of $23.0 million, customer service costs of $13.8 million, third-party claim management expenses of $12.9 million, concession fees of $12.8 million, computer costs of $10.1 million, charge card fees of $4.7 million and reservation costs of $4.3 million, as well as the effects of foreign currency translation of approximately $36.8 million. The increases were primarily a result of improved worldwide rental volume demand. The increase in field administrative expenses also related to a reimbursement received from a manufacturer in 2010. The increases in other direct operating expenses were partly offset by decreases in facilities expenses of $34.8 million, field systems of $4.7 million and restructuring and restructuring related charges of $2.8 million. The decrease in facilities expenses primarily related to gains recognized on the sale of certain properties in 2011.

  Personnel related expenses for our car rental segment of $1,218.0 million for 2011 increased $56.0 million, or 4.8% from 2010. The increase was related to increases in salaries and related expenses of $34.0 million and outside services, including transporter wages of $14.8 million, as well as the effects of foreign currency translation of approximately $20.6 million, partly offset by a decrease in benefits of $14.2 million. The expense increases were primarily related to improved results, as well as additional U.S. off-airport and Advantage locations in 2011. The decrease in benefits primarily related to the U.K. pension plan curtailment gain.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $730.6 million for 2011 increased $53.3 million, or 7.9% from $677.3 million for 2010 as a result of increases in other direct operating expenses, fleet related expenses and personnel related expenses.

  Other direct operating expenses for our equipment rental segment of $314.6 million for 2011 increased $27.8 million, or 9.7% from 2010. The increase was primarily related to increases in restructuring and restructuring related charges of $5.3 million, legal expenses of $3.6 million, re-rent expense of $3.5 million, amortization expense of $2.4 million, cost of sales of $2.2 million, field systems and administrative expenses of $1.9 million and credit and collections expense of $1.1 million, as well as the effects of foreign currency translation of approximately $4.2 million. The increases in re-rent expense, costs of sales, field systems and administrative expenses and credit and collections expense primarily related to improved worldwide rental volume demand.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

  Fleet related expenses for our equipment rental segment of $193.8 million for 2011 increased $13.1 million, or 7.2% from 2010. The increase was primarily related to continued aging of the fleet which resulted in an increase in maintenance costs of $11.2 million and increased worldwide rental volume resulting in increased freight and delivery costs of $6.5 million, as well as the effects of foreign currency translation of approximately $2.6 million. These increases were partly offset by decreases in insurance and licenses of $3.8 million and personal property taxes of $2.6 million.

  Personnel related expenses for our equipment rental segment of $222.2 million for 2011 increased $12.4 million, or 5.9% from 2010. The increase was related to increases in salaries and related expenses of $9.0 million primarily related to improved results, as well as the effects of foreign currency translation of approximately $3.3 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $1,651.4 million for 2011 increased 3.6% from $1,594.6 million for 2010. The increase was primarily due the effects of foreign currency translation of approximately $34.8 million, a 7.5% increase in average fleet and an increase due to the acquisition of Donlen and its related depreciation expense of $117.0 million. The increase was partly offset by an improvement in certain vehicle residual values and a change in mix of vehicles.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $254.3 million for 2011 decreased 7.0% from $273.5 million for 2010. The decrease was primarily due to higher residual values on the disposal of used equipment, partly offset by a 2.6% increase in the average acquisition cost of rental equipment operated during the period and the effects of foreign currency translation of approximately $3.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 12.1%, due to increases in administrative, sales promotion and advertising expenses.

  Administrative expenses increased $54.3 million, or 13.5%, primarily due to increases in salaries and related expenses of $34.0 million, consulting expenses of $8.8 million, travel and entertainment expenses of $3.5 million and legal expense of $2.5 million, as well as the effects of foreign currency translation of approximately $8.4 million, partly offset by a decrease in unrealized loss on derivatives of $3.4 million.

  Sales promotion expenses increased $14.3 million, or 11.1%, primarily related to increases in sales salaries and commissions due to improved results, as well as the effects of foreign currency translation of approximately $2.7 million.

  Advertising expenses increased $12.0 million, or 9.0%, primarily due to increased media and production related to the new campaign ("Gas and Brake"), as well as the effects of foreign currency translation of approximately $4.3 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $333.1 million for 2011 decreased 17.0% from $401.3 million for 2010. The decrease was primarily due to lower interest rates in 2011, partly offset by an increase in the weighted average debt outstanding as a result of an increased fleet size.

Equipment Rental Segment

Interest expense for our equipment rental segment of $45.3 million for 2011 increased 15.0% from $39.4 million for 2010. The increase was primarily due to a portion of the write-off of the unamortized debt costs in connection with the refinancing of our Senior ABL Facility which was allocated to our equipment rental segment in 2011.

Other

Other interest expense relating to interest on corporate debt of $271.9 million for 2011 decreased 4.9% from $285.8 million for 2010. The decrease was primarily due to lower rates in 2011, partly offset by increases due to the write-off of unamortized debt costs in connection with the refinancing of our Senior Term Facility and Senior ABL Facility, financing costs incurred in connection with the new Senior Term Facility and the write-off of unamortized debt costs in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes in 2011.

Interest Income

Interest income decreased $6.8 million primarily due to interest on a value added tax reclaim received in 2010.

Other (Income) Expense, Net

Other (income) expense, net increased $62.5 million primarily due to premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes during 2011.

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $850.2 million increased 32.5% from $641.9 million for 2010. The increase was primarily due to stronger volumes, improved residual values and disciplined cost management, partly offset by decreased pricing. Adjustments to our car rental segment income before income taxes for 2011 totaled $94.5 million (which consists of non-cash debt charges of $43.9 million, purchase accounting of $39.5 million, restructuring and restructuring related charges of $23.6 million, pension adjustment of $(13.1) million and loss on derivatives of $0.6 million). Adjustments to our car rental segment income before income taxes for 2010 totaled $200.1 million (which consists of non-cash debt charges of $133.3 million, purchase accounting of $37.0 million, restructuring and restructuring related charges of $30.0 million and gain on derivatives of $(0.2) million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $161.6 million increased 107.2% from $78.0 million for 2010. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for 2011 totaled $92.3 million (which consists of purchase accounting of $44.4 million, restructuring and restructuring related charges of $42.4 million and non-cash debt charges of $5.5 million). Adjustments to our equipment rental loss before income taxes for 2010 totaled $92.6 million (which consists of purchase accounting of $50.1 million, restructuring and restructuring related charges of $35.0 million and non-cash debt charges of $7.5 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING
    INTERESTS AND NET INCOME (LOSS) ATTRIBUTABLE TO THE HERTZ CORPORATION AND
    SUBSIDIARIES' COMMON STOCKHOLDER

	Years Ended December 31,
(in millions of dollars)	2011	2010	$ Change	% Change
Income before income taxes	$373.9	$32.3	$341.6	N/M
Provision for taxes on income	(143.8)	(33.3)	(110.5)	331.7%

Net income (loss)	230.1	(1.0)	231.1	N/M
Less: Net income attributable to noncontrolling interests	(19.6)	(17.4)	(2.2)	12.5%

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$210.5	$(18.4)	$228.9	N/M

Provision for Taxes on Income

The effective tax rate for 2011 was 38.5% as compared to 103.1% in 2010. The provision for taxes on income increased $110.5 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in valuation allowances for losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized. See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased 12.5% due to an increase in our formerly majority-owned subsidiary Navigation Solutions, L.L.C.'s net income for 2011 as compared to the year ended December 31, 2010. In December 2011, Hertz purchased the noncontrolling interest of Navigation Solutions, L.L.C., thereby increasing its ownership interest from 65% to 100%.

Net Income (Loss) Attributable to The Hertz Corporation and Subsidiaries' Common Stockholder

The net income attributable to The Hertz Corporation and Subsidiaries' common stockholder was $210.5 million in 2011 compared to a loss in 2010 of $18.4 million primarily due to higher rental volumes

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

in our worldwide car and equipment rental operations, improved residual values on the disposal of certain vehicles and used equipment, disciplined cost management, lower interest expense and increased pricing in our equipment rental operations, partly offset by lower pricing in our worldwide car rental operations, costs incurred in connection with the refinancing of our Senior Term Facility and Senior ABL Facility and the write-off of unamortized debt costs and premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes during 2011. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

EXPENSES

	Years Ended December 31,
(in millions of dollars)	2010	2009	$ Change	% Change
Expenses:
Fleet related expenses	$1,003.2	$880.1	$123.1	14.0%
Personnel related expenses	1,411.2	1,321.3	89.9	6.8%
Other direct operating expenses	1,869.0	1,885.4	(16.4)	(0.9)%

Direct operating	4,283.4	4,086.8	196.6	4.8%
Depreciation of revenue earning equipment and lease charges	1,868.1	1,933.8	(65.7)	(3.4)%
Selling, general and administrative	664.5	641.8	22.7	3.5%
Interest expense	726.5	653.7	72.8	11.1%
Interest income	(12.3)	(16.0)	3.7	(22.9)%
Other (income) expense, net	—	(48.5)	48.5	(100.0)%

Total expenses	$7,530.2	$7,251.6	$278.6	3.8%

Total expenses increased 3.8%, and total expenses as a percentage of revenues decreased from 102.1% for the year ended December 31, 2009 to 99.6% for the year ended December 31, 2010.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $3,604.7 million in 2010 increased $174.0 million, or 5.1%, from 2009 as a result of increases in fleet related expenses, personnel related expenses and other direct operating expenses.

  Fleet related expenses for our car rental segment of $822.1 million in 2010 increased $92.3 million, or 12.6% from 2009. The increase was primarily related to worldwide rental volume demand which resulted in increases in gasoline costs of $35.0 million, self insurance expenses of $33.1 million, vehicle license taxes of $16.5 million and vehicle damage costs of $14.8 million, partly offset by the effects of foreign currency translation of approximately $5.8 million.

  Personnel related expenses for our car rental segment of $1,162.0 million in 2010 increased $83.7 million, or 7.8% from 2009. The increase was related to increases in salaries and related expenses of $35.2 million, outside services, including transporter wages of $22.2 million and incentive compensation costs of $26.1 million. The expense increases were primarily related to improved results, as well as additional U.S. off-airport and Advantage locations in 2010.

  Other direct operating expenses for our car rental segment of $1,620.6 million in 2010 decreased $2.0 million, or 0.1% from 2009. The decrease was primarily related to decreases in restructuring and restructuring related charges of $52.7 million, customer service costs of $12.5 million, field administrative of $5.0 million and field systems of $4.4 million. The decreases were primarily a result of disciplined cost management. The decreases were partly offset by increases in commissions of $30.2 million, concession fees of $27.4 million, charge card fees of $13.8 million and reservation costs of $5.2 million primarily related to improved car rental volume demand.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $677.3 million in 2010 increased 2.1% from $663.4 million in 2010 as a result of increases in fleet related expenses and personnel related expenses, partly offset by a decrease in other direct operating expenses.

  Fleet related expenses for our equipment rental segment of $180.8 million in 2010 increased $24.4 million, or 15.6% from 2009. Equipment maintenance costs and freight costs increased by $13.7 million and $9.0 million, respectively, relating to efforts to maximize the use of our existing fleet.

  Personnel related expenses for our equipment rental segment of $209.8 million in 2010 increased $4.1 million, or 2.0% from 2009. The increase was related to increases in incentives of $3.1 million primarily related to improved results, as well as the effects of foreign currency translation of approximately $2.7 million. The increase was partly offset by a decrease in salaries and related expenses of $1.7 million primarily related to restructuring.

  Other direct operating expenses for our equipment rental segment of $286.7 million in 2010 decreased $14.6 million, or 4.8% from 2009. The decrease was primarily related to decreases in equipment rental cost of goods sold of $10.9 million, credit and collections expense of $7.3 million, facilities expenses of $3.9 million and field systems of $3.0 million, partly offset by the effects of foreign currency translation of approximately $4.6 million and an increase in re-rent expense of $2.3 million. The decreases were primarily a result of disciplined cost management and reductions in equipment rental volume.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $1,594.6 million for the year ended December 31, 2010 decreased 1.4% from $1,616.6 million for the year ended December 31, 2009. The decrease was primarily due to an improvement in certain vehicle residual values and a change in mix of vehicles, partly offset by the effects of foreign currency translation of approximately $9.2 million.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3.5%, due to increases in advertising, sales promotion expenses and administrative expenses.

  Advertising expenses increased $20.7 million, or 18.3%, primarily due to a new television campaign in the U.S., as well as, a reduction in advertising funding received from third parties.

  Sales promotion expenses increased $1.6 million, or 1.2%, primarily related to the effects of foreign currency translation.

  Administrative expenses increased $0.4 million primarily due to increases in legal expenses related to the Dollar Thrifty Automotive Group transaction which has now been terminated, as well as consulting expenses, salaries and related expenses, foreign exchange losses and stock option expense, partly offset by a decrease in restructuring and restructuring related expenses.

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

Interest Income

Interest income decreased $3.7 million primarily due to a decrease in interest income received in connection with value added tax reclaims.

Other (Income) Expense, Net

Other (income) expense, net decreased $48.5 million due to a gain, net of transaction costs, recorded in connection with the buyback of portions of certain of our Senior Notes and Senior Subordinated Notes in 2009.

ADJUSTED PRE-TAX INCOME

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $641.9 million increased 39.8% from $459.2 million for the year ended December 31, 2009. The increase was primarily due to stronger volumes, increased pricing and disciplined cost management. Adjustments to our car rental segment

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

income before income taxes on a GAAP basis for the years ended December 31, 2010 and 2009, totaled $200.1 million and $275.2 million, respectively. See footnote c to the table under "Results of Operations" for a summary and description of these adjustments.

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

(PROVISION) BENEFIT FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO
    NONCONTROLLING INTERESTS AND NET LOSS ATTRIBUTABLE TO THE HERTZ
    CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Years Ended December 31,
(in millions of dollars)	2010	2009	$ Change	% Change
Income (loss) before income taxes	$32.3	$(150.1)	$182.4	(121.5)%
(Provision) benefit for taxes on income	(33.3)	50.8	(84.1)	(165.6)%

Net loss	(1.0)	(99.3)	98.3	(99.0)%
Less: Net income attributable to noncontrolling interests	(17.4)	(14.7)	(2.7)	18.4%

Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(18.4)	$(114.0)	$95.6	(83.9)%

(Provision) Benefit for Taxes on Income

The effective tax rate for the year ended December 31, 2010 was 103.1% as compared to 33.8% in the year ended December 31, 2009. The increased effective tax rate in 2010 is primarily due to the increase in income before income taxes in 2010, valuation allowances for losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized and differences in foreign tax rates versus the U.S. Federal tax rate. See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

Cash Flows

As of December 31, 2011, we had cash and cash equivalents of $931.2 million, a decrease of $1,442.8 million from December 31, 2010. The decrease was primarily related to proceeds received from debt offerings in September and December 2010 which were not used to pay down Corporate Debt until January and February 2011. The following table summarizes the change:

	Years Ended December 31,
				2011 vs. 2010 $ Change	2010 vs. 2009 $ Change
(in millions of dollars)	2011	2010	2009
Cash provided by (used in):
Operating activities	$2,258.5	$2,237.9	$1,701.8	$20.6	$536.1
Investing activities	(2,192.9)	(943.6)	(1,208.0)	(1,249.3)	264.4
Financing activities	(1,512.2)	104.5	(137.5)	(1,616.7)	242.0
Effect of exchange rate changes	3.8	(10.3)	35.2	14.1	(45.5)

Net change in cash and cash equivalents	$(1,442.8)	$1,388.5	$391.5	$(2,831.3)	$997.0

During the year ended December 31, 2011, we generated $20.6 million more cash from operating activities compared with the same period in 2010. The increase was primarily due to an increase in net income before depreciation, amortization and other non-cash expenses and higher prepaid expenses in 2010, partly offset by the timing of our vendor payments, equipment rental customer receivables and VAT receivables, as well as premiums paid to redeem debt in 2011 and timing of our interest payments. During the year ended December 31, 2010, we generated $536.1 million more cash from operating activities compared with the same period in 2009. The increase was primarily due to a change in accounts payable driven by effective management of vendor terms taken in 2010, a change in accrued liabilities due to cash payments in 2009 relating to the buydown of our rate on our interest rate swaps as well as increased restructuring payments in 2009 and an increase in net income before depreciation, amortization and other non-cash expenses.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the year ended December 31, 2011, we used $1,249.3 million more cash for investing activities compared with the same period in 2010. The increase in the use of funds was primarily due to increased purchases of revenue earning equipment and property and equipment, the year-over-year change in restricted cash and cash equivalents and the Donlen acquisition, partly offset by an increase in proceeds from disposal of revenue earning equipment. As of December 31, 2011 and 2010, we had $308.0 million and $207.6 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," (in 2010 only) and to satisfy certain of our self-insurance regulatory reserve requirements. The increase in restricted

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

cash and cash equivalents of $100.4 million from December 31, 2010, primarily related to the timing of purchases and sales of revenue earning vehicles. See "Income Taxes" below. During the year ended December 31, 2010, we used $264.4 million less cash for investing activities compared with the same period in 2009. The decrease in the use of funds was primarily due to an increase in proceeds from the disposal of revenue earning equipment, partly offset by an increase in revenue earning equipment expenditures, the year-over-year change in restricted cash and cash equivalents and an increase in property and equipment expenditures. The increase in revenue earning equipment expenditures and in proceeds from the disposal of revenue earning equipment was related to higher car rental volumes and a general improvement in the car rental market.

During the year ended December 31, 2011, we used $1,616.7 million more cash for financing activities compared with the same period in 2010. The increase was primarily due to a decrease in proceeds under the revolving lines of credit, net, payment of long-term debt (includes redemption of $518.5 million principal amount of 10.5% Senior Subordinated Notes, redemption of $1,585 million principal amount of our outstanding 8.875% Senior Notes and a payment of $1.3 billion for the 2005 Senior Term Facility) and payments of short-term borrowings, partly offset by an increase in proceeds from the issuance of long-term debt (includes $1.4 billion Senior Term Facility issued March 2011 and $1 billion of 6.75% Senior Notes issued in February and March 2011). During the year ended December 31, 2010, we generated $242.0 million more cash from financing activities compared with the same period in 2009. The increase was primarily due to increases in net proceeds under the revolving lines of credit and proceeds from the issuance of long-term debt (includes $700 million Senior Notes issued in September 2010 and $500 million Senior Notes issued in December 2010), partly offset by the payment of long-term debt and short-term borrowings and prior year's proceeds from capital invested by Hertz Holdings.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Capital Expenditures

The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds, on a cash basis consistent with our consolidated statements of cash flows, by quarter for 2011, 2010 and 2009 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Disposal Proceeds)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2011
First Quarter	$1,963.8	$(1,690.2)	$273.6	$56.8	$(14.5)	$42.3
Second Quarter	3,503.0	(1,798.7)	1,704.3	68.6	(13.9)	54.7
Third Quarter	2,397.8	(1,443.5)	954.3	76.9	(19.7)	57.2
Fourth Quarter	1,589.7	(2,918.0)	(1,328.3)	79.4	(5.7)	73.7

Total Year	$9,454.3	$(7,850.4)	$1,603.9	$281.7	$(53.8)	$227.9

2010
First Quarter	$2,214.5	$(1,606.4)	$608.1	$51.3	$(6.7)	$44.6
Second Quarter	3,102.8	(1,836.8)	1,266.0	40.7	(8.5)	32.2
Third Quarter	1,796.4	(1,702.8)	93.6	42.3	(10.3)	32.0
Fourth Quarter	1,327.2	(2,372.4)	(1,045.2)	44.9	(13.4)	31.5

Total Year	$8,440.9	$(7,518.4)	$922.5	$179.2	$(38.9)	$140.3

2009
First Quarter	$1,399.6	$(2,045.1)	$(645.5)	$26.7	$(5.2)	$21.5
Second Quarter	2,140.9	(1,195.1)	945.8	21.6	0.2	21.8
Third Quarter	1,654.0	(986.6)	667.4	20.7	(1.1)	19.6
Fourth Quarter	2,332.8	(1,879.8)	453.0	31.7	(17.6)	14.1

Total Year	$7,527.3	$(6,106.6)	$1,420.7	$100.7	$(23.7)	$77.0

	Years Ended December 31,
	2011	2010	2009
Revenue earning equipment expenditures:
Car rental	$8,865.6	$8,274.1	$7,442.3
Equipment rental	588.7	166.8	85.0

Total	$9,454.3	$8,440.9	$7,527.3

Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2011 increased by 7.1% and 253.0%, respectively, compared to the year ended December 31, 2010. The increase in our car rental revenue earning equipment expenditures was primarily due to higher rental volumes during the year ended December 31, 2011 as compared to the year ended December 31, 2010, which required us to increase fleet levels. The increase in our equipment rental operations revenue earning equipment expenditures is primarily due to a continued improvement in the economic conditions as well as efforts to reduce the age of our fleet during the year ended December 31, 2011.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Revenue earning equipment expenditures in our car rental and equipment rental operations for the year ended December 31, 2010 increased by 11.2% and 96.1%, respectively, compared to the year ended December 31, 2009. The increase in our car rental revenue earning equipment expenditures was primarily due to higher rental volumes during the year ended December 31, 2010 as compared to the year ended December 31, 2009, which required us to increase fleet levels. The increase in our equipment rental operations revenue earning equipment expenditures is primarily due to an improvement in the economic conditions during the second half of the year ended December 31, 2010.

	Years Ended December 31,
	2011	2010	2009
Property and equipment expenditures:
Car rental	$244.3	$156.0	$90.8
Equipment rental	28.8	19.3	9.4
Other	8.6	3.9	0.5

Total	$281.7	$179.2	$100.7

Property and equipment expenditures in our car rental operations, equipment rental operations and for all other activities for the year ended December 31, 2011 increased by $88.3 million, $9.5 million and $4.7 million, respectively, compared to the year ended December 31, 2010. The car rental and equipment rental increases are a result of increased volumes, an improvement in the economic conditions during the year, as well as, in car rental due to the opening of new off-airport locations. Property and equipment expenditures in our car rental operations, equipment rental operations and for all other activities for the year ended December 31, 2010 increased by $65.2 million, $9.9 million and $3.4 million, respectively, compared to the year ended December 31, 2009. The car rental increase is a result of increased car rental volumes, an improvement in the economic conditions during the year, as well as, the opening of new off-airport locations.

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

As of December 31, 2011, we had $10,907.8 million of total indebtedness outstanding. Cash paid for interest during the year ended December 31, 2011, was $615.7 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of December 31, 2011 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 4 to the Notes to our consolidated financial statements included in this Annual Report under caption "Item 8—Financial Statements and Supplementary Data."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

We have a significant amount of debt that will mature over the next several years. The aggregate amounts of maturities of debt for each of the twelve-month periods ending December 31 (in millions of dollars) are as follows:

2012	$3,888.8	(including $3,216.3 of other short-term borrowings*)
2013	$ 487.7
2014	$1,148.0
2015	$1,369.5
2016	$ 254.1
After 2016	$3,777.5

*
Our short-term borrowings as of December 31, 2011 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, U.S. Fleet Financing Facility, U.S. Variable Funding Notes, Brazilian Fleet Financing, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility and the Donlen GN II Variable Funding Notes. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures. We believe that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt maturities over the next twelve months.

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

In February 2011, Hertz issued $500 million aggregate principal amount of 6.75% Senior Notes due 2019. The 6.75% Senior Notes are guaranteed on a senior unsecured basis by the domestic subsidiaries of Hertz that guarantee its Senior Credit Facilities. In March 2011, Hertz issued an additional $500 million aggregate principal of the 6.75% Senior Notes due 2019. The proceeds of this March 2011 offering were used in April 2011 to redeem $480 million principal amount of Hertz's outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid during the year ended December 31, 2011, of $10.7 million recorded in "Other (income) expense, net" on our consolidated statement of operations and the write-off of unamortized debt costs of $5.8 million.

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

In the event of a bankruptcy of a car manufacturer, our liquidity would be impacted by several factors including reductions in fleet residual values and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program cars manufactured by any such company would need to be removed from our financing facilities or re-designated as non-program vehicles, which would require us to furnish additional credit enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed and asset-based financing, see "Item 1A—Risk Factors" included in this Annual Report.

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

Under the new terms of our amended Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2011, we were not subject to such contractually specified fixed charge coverage ratio.

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

Borrowing Capacity and Availability

As of December 31, 2011, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,450.6	$1,040.9

Total Corporate Debt	1,450.6	1,040.9

Fleet Debt
U.S. Fleet Variable Funding Notes	993.1	95.2
Donlen GN II Variable Funding Notes	43.9	0.9
U.S. Fleet Financing Facility	54.0	8.2
European Revolving Credit Facility	—	—
European Fleet Notes	—	—
European Securitization	228.5	25.3
Canadian Securitization	126.9	9.4
Australian Securitization	83.0	3.9
Brazilian Fleet Financing	7.2	—
Capitalized Leases	139.3	2.3

Total Fleet Debt	1,675.9	145.2

Total	$3,126.5	$1,186.1

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

As of December 31, 2011, the Senior Term Facility had approximately $1.2 million available under the letter of credit facility and the Senior ABL Facility had $1,096.7 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of December 31, 2011 and 2010, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $456.3 million and $652.1 million, respectively, and total liabilities primarily comprised of debt of $455.8 million and $651.6 million, respectively.

Contractual Obligations

The following table details the contractual cash obligations for debt and related interest payable, operating leases and concession agreements, tax liability for uncertain tax positions and related interest and other purchase obligations as of December 31, 2011 (in millions of dollars):

		Payments Due by Period
	Total	2012	2013 to 2014	2015 to 2016	After 2016	All Other
Debt(1)	$10,925.6	$3,888.8	$1,635.7	$1,623.6	$3,777.5	$—
Interest on debt(2)	2,288.7	511.4	775.0	506.2	496.1	—
Operating leases and concession agreements(3)	1,916.4	468.6	623.5	285.6	538.7	—
Uncertain tax positions liability and interest(4)	23.6	—	—	—	—	23.6
Purchase obligations(5)	6,376.0	6,331.0	37.0	5.5	2.5	—

Total	$21,530.3	$11,199.8	$3,071.2	$2,420.9	$4,814.8	$23.6

(1)
Amounts represent aggregate debt obligations included in "Debt" in our consolidated balance sheet and include $3,216.3 million of other short-term borrowings. See Note 4 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Our short-term borrowings as of December 31, 2011 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, U.S. Fleet Financing Facility, U.S. Variable Funding Notes, Brazilian Fleet Financing, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility and Donlen GN II Variable Funding Notes. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

(2)
Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at December 31, 2011. The minimum non-cancelable obligations under the U.S. Fleet Variable Funding Notes, Senior ABL Facility, U.S. Fleet Financing Facility, European Revolving Credit Facility, European Securitization, Canadian Securitization, Australian Securitization and Brazilian Fleet Financing mature between January 2012 and September 2015.

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

(4)
As of December 31, 2011, this represents our tax liability for uncertain tax positions and related net accrued interest and penalties of $19.9 million and $3.7 million, respectively. We are unable to reasonably estimate the timing of our uncertain tax positions liability and interest and penalty payments in individual years beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions. See Note 8 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

(5)
Purchase obligations represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts, which state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations as of December 31, 2011, $6,245.4 million represent fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements. We do not regard our employment relationships with our employees as "agreements to purchase services" for these purposes.

The table excludes our pension and other postretirement benefit obligations. We contributed $58.9 million to our U.S. pension plan during 2011 and expect to contribute between $50 million and $60 million to our U.S. pension plan during 2012. The level of 2012 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation. See Note 5 of the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2011 and December 31, 2010, the following guarantees (including indemnification commitments) were issued and outstanding:

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2011 and 2010, the aggregate amounts accrued for environmental liabilities, including liability for environmental indemnities, reflected in our consolidated balance sheets in "Other accrued liabilities" were $1.5 million and $1.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Risk Management

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see "Item 1—Business—Risk Management" in this Annual Report.

Market Risks

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads), foreign currency exchange rates and fluctuations in gasoline prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures, see Note 13 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of December 31, 2011, our net income would decrease by an estimated $24.0 million over a twelve-month period.

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

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing locally. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

On October 1, 2006, we designated our 7.875% Senior Notes due 2014 as an effective net investment hedge of our Euro-denominated net investment in our international operations. Effective November 1, 2011, we de-designated the net investment hedge.

For the year ended December 31, 2011, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $6.7 million.

See Note 13 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Other Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. In January 2009, we began a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the year ended December 31, 2011, we recognized a gain of $2.6 million in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 13 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Inflation

The increased cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs and gasoline. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Income Taxes

In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006, 2007, 2008 and 2009 and part of 2010. A LKE Program for HERC has also been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management and fleet reduction, we have recognized some taxable gains in the program. In 2009, the bankruptcy filing of an original equipment manufacturer, or "OEM," also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet. In the event of an extended fleet reduction, we believe the likelihood of making material cash tax payments in the near future is low because of our significant net operating losses. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, including paying down existing debt obligations, future growth initiatives and for general operating purposes. Purchases of vehicles will continue to be funded with a combination of asset-backed securitizations, asset-based revolving credit facilities and corporate liquidity. Enacted legislation, effective September 2010 through December 2011, will result in the LKE suspension having a neutral effect on our taxes. The new law allows 100% bonus depreciation for qualified asset acquisitions during the period the law is effective. Recognized tax gains on vehicle dispositions resulting from the LKE suspension were mainly offset by 100% tax depreciation on newly acquired vehicles. Our federal net operating loss position for U.S. tax purposes will not be adversely effected when the LKE program is re-instated. The timing of reinstating the LKE Program is under continued analysis.

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

Employee Retirement Benefits

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data." Our 2011 worldwide pre-tax pension expense was approximately $21.3 million, which is a decrease of $10.9 million from 2010. The decrease in expense compared to 2010 is primarily due to the curtailment gain for the U.K. plan.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of our U.S. qualified plan, in which most domestic employees participate, improved as of December 31, 2011, compared with December 31, 2010 because asset values increased due to gains in the securities markets. We contributed $58.9 million to our U.S. pension plan during 2011 and expect to contribute between $50 million and $60 million to our U.S. pension plan during 2012. These contributions are necessary primarily because of the plans under -funded status.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Donlen from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business acquisition during 2011. We have also excluded Donlen from our audit of internal control over financial reporting. Donlen is a wholly-owned subsidiary whose total assets and total revenues represent approximately 8% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 27, 2012

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$931,208	$2,374,006
Restricted cash and cash equivalents	308,039	207,576
Receivables, less allowance for doubtful accounts of $20,282 and $19,708	1,616,382	1,356,553
Inventories, at lower of cost or market	83,978	87,429
Prepaid expenses and other assets	416,134	344,926
Revenue earning equipment, at cost:
Cars	9,678,765	8,435,077
Less accumulated depreciation	(1,360,012)	(1,215,012)
Other equipment	2,830,176	2,756,101
Less accumulated depreciation	(1,043,520)	(1,052,414)

Total revenue earning equipment	10,105,409	8,923,752

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,146,112	1,071,987
Service equipment and other	1,050,915	900,271

	2,197,027	1,972,258
Less accumulated depreciation	(945,173)	(808,689)

Total property and equipment	1,251,854	1,163,569

Other intangible assets, net	2,562,234	2,550,559
Goodwill	392,094	328,560

Total assets	$17,667,332	$17,336,930

LIABILITIES AND EQUITY
Accounts payable	$897,489	$954,261
Due to Hertz Global Holdings, Inc.	412	1,396
Accrued salaries and other compensation	426,696	439,217
Other accrued liabilities	699,642	628,785
Accrued taxes	162,984	136,397
Debt	10,907,849	10,919,345
Public liability and property damage	281,534	278,685
Deferred taxes on income	1,661,872	1,476,415

Total liabilities	$15,038,478	14,834,501

Commitments and contingencies
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,473,625	3,452,019
Accumulated deficit	(816,376)	(1,003,915)
Accumulated other comprehensive income (loss)	(28,414)	37,823

Total The Hertz Corporation and Subsidiaries stockholder's equity	2,628,835	2,485,927
Noncontrolling interest	19	16,502

Total equity	2,628,854	2,502,429

Total liabilities and equity	$17,667,332	$17,336,930

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

	Years ended December 31,
	2011	2010	2009
Revenues:
Car rental	$6,929,584	$6,355,205	$5,872,905
Equipment rental	1,208,811	1,069,820	1,110,243
Other	159,985	137,509	118,359

Total revenues	8,298,380	7,562,534	7,101,507

Expenses:
Direct operating	4,566,378	4,283,394	4,086,810
Depreciation of revenue earning equipment and lease charges	1,905,739	1,868,147	1,933,811
Selling, general and administrative	745,117	664,442	641,799
Interest expense	650,254	726,539	653,661
Interest income	(5,551)	(12,315)	(15,965)
Other (income) expense, net	62,548	5	(48,472)

Total expenses	7,924,485	7,530,212	7,251,644

Income (loss) before income taxes	373,895	32,322	(150,137)
(Provision) benefit for taxes on income	(143,846)	(33,322)	50,775

Net income (loss)	230,049	(1,000)	(99,362)
Less: Net income attributable to noncontrolling interest	(19,560)	(17,383)	(14,679)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$210,489	$(18,383)	$(114,041)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands of Dollars, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Non- controlling Interest	Total Equity
	Shares	Amount
Balance at:
December 31, 2008	100	$—	$2,381,684	$(848,491)	$(100,135)	$17,664	$1,450,722
Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder				(114,041)			(114,041)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $(25,555)					39,852		39,852
Translation adjustment changes, net of tax of $3,100					77,528		77,528
Unrealized holding losses on securities, net of tax of $0					(20)		(20)
Unrealized loss on Euro-denominated debt, net of tax of $5,182					(3,509)		(3,509)
Defined benefit pension plans:
Amortization or settlement recognition of net gain					1,132		1,132
Net loss arising during the period					(31,864)		(31,864)
Income tax related to defined pension plans					13,685		13,685

Defined benefit pension plans, net					(17,047)		(17,047)

Total Comprehensive Loss							(17,237)

Dividend payment to noncontrolling interest						(15,050)	(15,050)
Net income relating to noncontrolling interest						14,679	14,679
Stock-based employee compensation charges, net of tax of $0			35,464				35,464
Capital invested by Hertz Global Holdings, Inc.			990,117				990,117
Proceeds from employee stock purchase plan			2,823				2,823
Hertz Holdings common and phantom shares issued to Directors			430				430

December 31, 2009	100	—	3,410,518	(962,532)	(3,331)	17,293	2,461,948
Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder				(18,383)			(18,383)
Dividends paid to Hertz Global Holdings, Inc.				(23,000)			(23,000)
Unrealized loss on investment, net of tax of $0					(19)		(19)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $31,885					49,759		49,759
Translation adjustment changes, net of tax of $6,938					(17,213)		(17,213)
Unrealized holding gains on securities, net of tax of $0					31		31
Unrealized gain on Euro-denominated debt, net of tax of $12,656					12,358		12,358
Defined benefit pension plans:
Amortization or settlement recognition of net gain					4,073		4,073
Net loss arising during the period					(8,629)		(8,629)
Income tax related to defined pension plans					794		794

Defined benefit pension plans, net					(3,762)		(3,762)

Total Comprehensive Income							(229)

Dividend payment to noncontrolling interest						(18,200)	(18,200)
Net income relating to noncontrolling interest						17,409	17,409
Stock-based employee compensation charges, net of tax of $0			36,560				36,560
Excess tax benefits from exercise of stock options			(258)				(258)
Proceeds from employee stock purchase plan			3,774				3,774
Hertz Holdings common and phantom shares issued to Directors			1,425				1,425

December 31, 2010	100	—	3,452,019	(1,003,915)	37,823	16,502	2,502,429
Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder				210,489			210,489
Dividends paid to Hertz Global Holdings, Inc.				(22,950)			(22,950)
Unrealized loss on investment, net of tax of $(1,127)					(984)		(984)
Translation adjustment changes, net of tax of $(829)					(23,545)		(23,545)
Unrealized holding gains on securities, net of tax of $0					226		226
Unrealized loss on Euro-denominated debt, net of tax of $(4,144)					(12,573)		(12,573)
Defined benefit pension plans:
Amortization or settlement recognition of net gain					(4,021)		(4,021)
Net loss arising during the period					(40,895)		(40,895)
Income tax related to defined pension plans					15,555		15,555

Defined benefit pension plans, net					(29,361)		(29,361)

Total Comprehensive Income							121,302

Dividend payment to noncontrolling interest						(23,100)	(23,100)
Net income relating to noncontrolling interest						19,560	19,560
Acquisition of remaining portion of non-controlling interest, net of tax of $9,798			(15,287)			(12,943)	(28,230)
Stock-based employee compensation charges, net of tax of $0			31,093				31,093
Proceeds from employee stock purchase plan			4,208				4,208
Hertz Holdings common and phantom shares issued to Directors			1,592				1,592

December 31, 2011	100	$—	$3,473,625	$(816,376)	$(28,414)	$19	$2,628,854

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$230,049	$(1,000)	$(99,362)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,809,609	1,789,903	1,852,127
Depreciation of property and equipment	158,009	154,031	158,727
Amortization of other intangible assets	70,039	64,713	66,059
Amortization and write-off of deferred financing costs	89,909	70,825	57,471
Amortization of debt discount	15,948	20,968	27,742
Gain on debt buyback	—	—	(48,472)
Stock-based compensation charges	31,093	36,560	35,464
Gain on revaluation of foreign denominated debt	(26,641)	—	—
(Gain) loss on derivatives	(7,990)	10,810	(1,552)
Amortization and ineffectiveness of cash flow hedges	—	68,815	74,597
Provision for losses on doubtful accounts	28,164	19,667	27,951
Asset writedowns	23,174	20,448	36,063
Deferred taxes on income	73,720	(19,877)	114,083
Gain on sale of property and equipment	(43,520)	(5,740)	(1,072)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(79,851)	(3,145)	33,139
Inventories, prepaid expenses and other assets	543	(61,871)	7,554
Accounts payable	(1,139)	119,054	(221,179)
Accrued liabilities	(144,088)	(53,457)	(181,956)
Accrued taxes	24,901	10,281	(200,988)
Public liability and property damage	6,592	(3,058)	(34,536)

Net cash provided by operating activities	2,258,521	2,237,927	1,701,860

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(101,766)	160,516	368,721
Revenue earning equipment expenditures	(9,454,311)	(8,440,872)	(7,527,317)
Proceeds from disposal of revenue earning equipment	7,850,442	7,518,446	6,106,624
Property and equipment expenditures	(281,695)	(179,209)	(100,701)
Proceeds from disposal of property and equipment	53,814	38,905	23,697
Acquisitions, net of cash acquired	(227,081)	(47,571)	(76,419)
(Purchase) sale of short-term investments, net	(32,891)	3,491	(3,492)
Other investing activities	586	2,726	828

Net cash used in investing activities	(2,192,902)	(943,568)	(1,208,059)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,062,479	2,635,713	1,200,896
Payment of long-term debt	(3,649,300)	(2,954,233)	(1,149,876)
Short-term borrowings:
Proceeds	460,890	490,490	364,065
Payments	(1,194,056)	(970,949)	(351,773)
Proceeds (payments) under the revolving lines of credit, net	(57,329)	1,026,070	(1,126,099)
Distributions to noncontrolling interest	(23,100)	(18,200)	(15,050)
Capital invested by Hertz Global Holdings, Inc.	—	—	990,117
Loan with Hertz Global Holdings, Inc.	(984)	(6,173)	(7,186)
Proceeds from employee stock purchase plan	3,577	3,208	2,400
Excess tax benefits from exercise of stock options	—	(258)	—
Dividends paid	(22,950)	(23,000)	—
Payment of financing costs	(91,482)	(78,151)	(45,017)

Net cash provided by (used in) financing activities	(1,512,255)	104,517	(137,523)

Effect of foreign exchange rate changes on cash and cash equivalents	3,838	(10,337)	35,192

Net change in cash and cash equivalents during the period	(1,442,798)	1,388,539	391,470
Cash and cash equivalents at beginning of period	2,374,006	985,467	593,997

Cash and cash equivalents at end of period	$931,208	$2,374,006	$985,467

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$615,730	$508,183	$622,615
Income taxes	49,557	50,688	31,321
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and other accrued liabilities	$153,634	$266,354	$141,039
Sales of revenue earning equipment included in receivables	620,724	504,217	537,862
Purchases of property and equipment included in accounts payable	53,263	37,379	38,210
Sales of property and equipment included in receivables	41,809	11,071	5,229
Purchase of noncontrolling interest included in accounts payable	38,000	—	—

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

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company, or "Ford," acquired an ownership interest in Hertz in 1987. Prior to this, Hertz was a subsidiary of United Continental Holdings, Inc. (formerly Allegis Corporation), which acquired our outstanding capital stock from RCA Corporation in 1985.

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

As a result of Hertz Holdings' initial public offering in November 2006 and subsequent offerings in June 2007, May 2009, June 2009 and March 2011, the Sponsors reduced their holdings to approximately 38% of the outstanding shares of common stock of Hertz Holdings.

On September 1, 2011, Hertz completed the acquisition of Donlen Corporation, or "Donlen," a leading provider of fleet leasing and management services. See Note 3—Goodwill and Other Intangible Assets.

In December 2011, Hertz purchased the noncontrolling interest of Navigation Solutions, L.L.C., thereby increasing its ownership interest from 65% to 100%.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current reporting. During the third quarter of 2011, we identified certain errors in our previously issued consolidated financial statements. While these errors did not, individually or in the aggregate, result in a material misstatement of the Company's previously issued consolidated financial statements, correcting these items in the third quarter would have been material to the third quarter and nine-months ending September 30, 2011 results. Accordingly, management has revised in this filing, its previously reported balance sheet and consolidated statement of operations as noted below. These errors relate to additional telecommunication charges and depreciation of revenue earning equipment, as well as certain corrections to deferred taxes on income for years 2005 through 2010 and the related impact on the 2008 goodwill impairment. We are recording the cumulative effect $(8.6) million of these adjustments for the periods prior to 2009 as a decrease to the previously reported December 31, 2008 Accumulated deficit of $839.9 million, resulting in revised December 31, 2008 Accumulated deficit of $848.6 million. These adjustments also resulted in a decrease to revenue earning equipment, net and increases to goodwill, accounts payable and deferred taxes on income as of December 31, 2010. As such, total assets were revised from the previously reported $17,324.2 million to $17,336.9 million, total liabilities were revised from the previously reported $14,809.0 million to $14,834.5 million and total equity was revised from the previously reported $2,515.2 million to $2,502.4 million as of December 31, 2010.

The following tables present the effect of this correction on our Consolidated Statements of Operations (in thousands, except per share data):

	Year Ended December 31, 2010			Year Ended December 31, 2009
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Direct operating	$4,282,351	$1,043	$4,283,394	$4,084,176	$2,634	$4,086,810
Depreciation of revenue earning equipment and lease charges	1,868,147	—	1,868,147	1,931,358	2,453	1,933,811
Selling, general and administrative	—	—	—	641,003	796	641,799
(Provision) benefit for taxes on income	(33,728)	406	(33,322)	48,398	2,377	50,775
Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder	(17,746)	(637)	(18,383)	(110,535)	(3,506)	(114,041)

Revenue Recognition

Rental and rental related revenue (including cost reimbursements from customers where we consider ourselves to be the principal versus an agent) are recognized over the period the revenue earning equipment is rented or leased based on the terms of the rental or leasing contract. Maintenance management administrative fees are recognized monthly and maintenance management service revenue is recognized when services are performed. Revenue related to new equipment sales and

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consumables is recognized at the time of delivery to, or pick-up by, the customer and when collectability is reasonably assured. Fees from our licensees are recognized over the period the underlying licensees' revenue is earned (over the period the licensees' revenue earning equipment is rented). Certain truck and equipment leases are originated with the intention of syndicating to banks, and upon the sale of rights to these direct financing leases, the net gain is recorded in revenue.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of December 31, 2011 and 2010, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $213.6 million and $115.6 million, respectively. The increase in restricted cash and cash equivalents associated with our fleet debt of $98.0 million from December 31, 2010 to December 31, 2011, primarily related to the timing of purchases and sales of revenue earning vehicles.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciable Assets

The provisions for depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, or in the case of revenue earning equipment over the estimated holding period, as follows:

Revenue Earning Equipment:
Cars	4 to 26 months
Other equipment	24 to 108 months
Buildings	3 to 50 years
Furniture and fixtures	1 to 15 years
Capitalized internal use software	1 to 15 years
Service cars and service equipment	1 to 13 years
Other intangible assets	3 to 20 years
Leasehold improvements	The shorter of their economic lives or the lease term.

We follow the practice of charging maintenance and repairs, including the cost of minor replacements, to maintenance expense accounts. Costs of major replacements of units of property are capitalized to property and equipment accounts and depreciated on the basis indicated above. Gains and losses on dispositions of property and equipment are included in income as realized. During the years ended December 31, 2011 and 2010, gains from the dispositions of property and equipment of $43.1 million and $5.7 million, respectively, were included in Direct operating in our consolidated statements of operations.

Generally, when revenue earning equipment is acquired, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded on a straight-line basis over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changed market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

Within our Donlen subsidiary, revenue earning equipment is under longer term lease agreements with our customers. These leases contain provisions whereby we have a contracted residual value guaranteed to us by the lessee, such that we do not experience any gains or losses on the disposal of these vehicles. Therefore depreciation rates on these vehicles are not adjusted at any point in time per the associated lease contract.

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

Foreign Currency Translation and Transactions

Assets and liabilities of international subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related translation adjustments are reflected in "Accumulated other comprehensive income (loss)" in the equity section of our consolidated balance sheet. As of December 31, 2011 and 2010, the accumulated foreign currency translation gain was $91.3 million and $114.9 million, respectively. Foreign currency gains and losses resulting from transactions are included in earnings.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of "Selling, general and administrative" in our consolidated statements of operations and for the years ended December 31, 2011, 2010 and 2009 were $145.8 million, $133.8 million and $113.1 million, respectively.

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

Those intangible assets considered to have indefinite useful lives, including our trade name, are evaluated for impairment on an annual basis, by comparing the fair value of the intangible assets to their carrying value. In addition, whenever events or changes in circumstances indicate that the carrying value of intangible assets might not be recoverable, we will perform an impairment review. We estimate the fair value of our indefinite lived intangible assets using the relief from royalty method. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with GAAP. We conducted the impairment review during the fourth quarter of 2011 and concluded that there was no impairment related to our goodwill and our other intangible assets. See Note 3—Goodwill and Other Intangible Assets.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or "FASB," issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income," requiring companies to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements of net income and other comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These provisions will become effective for us beginning with our quarterly report for the period ended March 31, 2012. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Testing Goodwill for Impairment," which gives companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We did not avail ourselves of this option for our goodwill impairment test which was performed in the fourth quarter of 2011.

Note 3—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2011
Goodwill	$367.9	$681.7	$1,049.6
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	321.8	6.8	328.6

Goodwill acquired during the year	53.1	12.3	65.4
Adjustments to previously recorded purchase price allocation	(0.9)	(0.1)	(1.0)
Other changes during the year(1)	(0.8)	(0.1)	(0.9)

	51.4	12.1	63.5
Balance as of December 31, 2011
Goodwill	419.3	693.8	1,113.1
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	$373.2	$18.9	$392.1

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2010
Goodwill	$367.3	$677.5	$1,044.8
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	321.2	2.6	323.8

Goodwill acquired during the year	2.7	4.3	7.0
Other changes during the year(1)	(2.1)	(0.1)	(2.2)

	0.6	4.2	4.8
Balance as of December 31, 2010
Goodwill	367.9	681.7	1,049.6
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	$321.8	$6.8	$328.6

(1)
Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$672.6	$(365.5)	$307.1
Other(1)	74.7	(27.8)	46.9

Total	747.3	(393.3)	354.0

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,955.5	$(393.3)	$2,562.2

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$606.5	$(304.6)	$301.9
Other(1)	59.1	(18.6)	40.5

Total	665.6	(323.2)	342.4

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,873.8	$(323.2)	$2,550.6

(1)
Other amortizable intangible assets primarily consist of our Advantage trade name and concession rights, Donlen trade name, reacquired franchise rights, non-compete agreements and technology-related intangibles.

(2)
Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of other intangible assets for the years ended December 31, 2011, 2010 and 2009, was $70.0 million, $64.7 million and $66.1 million, respectively. Based on our amortizable intangible assets as of December 31, 2011, we expect amortization expense to be approximately $73.0 million in 2012, $71.6 million in 2013, $68.3 million in 2014, $66.8 million in 2015 and $19.3 million in 2016.

Donlen Acquisition

On September 1, 2011, Hertz acquired 100% of the equity interest in Donlen, a leading provider of fleet leasing and management services. Donlen provides Hertz an immediate leadership position in long-term car, truck and equipment leasing and fleet management, which enables us to present our customers a complete portfolio of transportation solutions and the enhanced ability to cross sell to each others' customer base. This transaction is part of the overall growth strategy of Hertz to provide the most

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flexible transportation programs for corporate and general consumers. Additionally, Donlen brings to Hertz a specialized consulting and technology expertise that will enable us to model, measure and manage fleet performance more effectively and efficiently. The combination of the strategic fit and expected fleet synergies described above are the primary drivers behind the excess purchase price paid over the fair value of the assets and liabilities acquired. All such goodwill recognized as part of this acquisition is reported in the car rental segment.

The Donlen base equity valuation for the transaction was $250.0 million, subject to adjustment based on the net assets of Donlen at closing. The preliminary purchase price adjustment at closing resulted in a downward adjustment of $2.4 million (resulting in an initial closing cash payment for equity of $247.6 million). The final purchase price adjustment, based on the final Donlen closing date balance sheet, resulted in an upward adjustment of $2.4 million (resulting in a final closing cash payment for equity of $250.0 million. None of the goodwill recognized as part of this acquisition is expected to be deductible for tax purposes.

The following summarizes the fair values of the assets purchased and liabilities assumed as of the acquisition date (in millions):

Cash and cash equivalents	$35.6
Receivables	64.0
Prepaid expenses and other assets	7.0
Revenue earning equipment	1,120.6
Property and equipment	13.5
Other intangible assets	75.0
Goodwill	51.1
Accounts payable	(39.3)
Accrued liabilities	(226.8)
Deferred taxes on income	(121.9)
Debt	(728.8)

Total	$250.0

Other intangible assets and their amortization periods are as follows:

	Useful life (in years)	Fair value (in millions)
Customer relationships	16	$65.0
Trademark	20	7.0
Non-compete agreement	5	3.0

Total		$75.0

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of Donlen's revenue and earnings included in Hertz's consolidated statement of operations for the year ended December 31, 2011, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2010, are as follows (in millions):

	Revenue	Earnings
Actual from 9/1/11 – 12/31/11 (Donlen only)	$142.7	$2.0
2011 supplemental pro forma from 1/1/11 – 12/31/11 (combined entity)	$8,559.6	$221.3
2010 supplemental pro forma from 1/1/10 – 12/31/10 (combined entity)	$7,904.3	$(18.3)

Donlen's actual earnings for the four months ended December 31, 2011 was impacted by $1.9 million related to the amortization expense associated with the acquired intangible assets and the fair value adjustment related to acquired software, as well as, the write-off of certain unamortized debt costs.

2011 supplemental pro forma revenue for the year ended December 31, 2011 excludes $3.2 million related to deferred revenue which was eliminated as part of acquisition accounting. 2011 supplemental pro forma earnings for the year ended December 31, 2011 excludes $2.0 million related to deferred income which was eliminated as part of acquisition accounting, and $6.1 million of acquisition related costs incurred in 2011.

2010 supplemental pro forma revenue for the year ended December 31, 2010 excludes $8.7 million related to deferred revenue which was eliminated as part of acquisition accounting. 2010 supplemental pro forma earnings for the year ended December 31, 2010 excludes $5.3 million related to deferred income which was eliminated as part of acquisition accounting, and includes $6.1 million of acquisition related costs incurred.

This transaction has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of Donlen from the date of acquisition are included in our consolidated statement of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is substantially complete, except with regards to Deferred taxes on income, which could change once Donlen's pre-acquisition tax return is completed.

Other Acquisitions

Additionally, during the year ended December 31, 2011, we added ten international car rental locations and four domestic equipment rental locations by acquiring a former franchisee and from external acquisitions. These acquisitions are not material to the consolidated amounts presented within our statement of operations for the year ended December 31, 2011.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Debt

Our debt consists of the following (in millions of dollars):

	Average Interest Rate at December 31, 2011(1)
		Fixed or Floating Interest Rate		December 31,
Facility			Maturity	2011	2010
Corporate Debt
Senior Term Facility(2)	3.75%	Floating	3/2018	$1,389.5	$1,345.0
Senior ABL Facility(2)	N/A	Floating	3/2016	—	—
Senior Notes	7.32%	Fixed	1/2014 – 1/2021	2,638.6	3,229.6
Senior Subordinated Notes	10.50%	Fixed	1/2016	—	518.5
Promissory Notes	7.48%	Fixed	6/2012 – 1/2028	224.7	345.6
Other Corporate Debt	4.83%	Floating	Various	49.6	22.0
Unamortized Net (Discount) Premium (Corporate)				(6.9)	(17.1)

Total Corporate Debt				4,295.5	5,443.6

Fleet Debt
U.S. ABS Program
U.S. Fleet Variable Funding Notes:
Series 2009-1(3)	1.35%	Floating	3/2013	1,000.0	1,488.0
Series 2010-2(3)	1.37%	Floating	3/2013	170.0	35.0
Series 2011-2(3)	2.77%	Floating	4/2012	175.0	—

				1,345.0	1,523.0

U.S. Fleet Medium Term Notes
Series 2009-2(3)	4.95%	Fixed	3/2013 – 3/2015	1,384.3	1,384.3
Series 2010-1(3)	3.77%	Fixed	2/2014 – 2/2018	749.8	749.8
Series 2011-1(3)	2.86%	Fixed	3/2015 – 3/2017	598.0	—

				2,732.1	2,134.1

Donlen ABS Program
Donlen GN II Variable Funding Notes	1.22%	Floating	8/2012	811.2	—

Other Fleet Debt
U.S. Fleet Financing Facility	3.03%	Floating	9/2015	136.0	163.0
European Revolving Credit Facility	4.85%	Floating	6/2013	200.6	168.6
European Fleet Notes	8.50%	Fixed	7/2015	517.7	529.0
European Securitization(3)	3.56%	Floating	7/2013	256.2	236.9
Canadian Securitization(3)	2.09%	Floating	3/2012	68.3	80.4
Australian Securitization(3)	6.04%	Floating	12/2012	169.3	183.2
Brazilian Fleet Financing	18.52%	Floating	6/2012	23.1	77.8
Capitalized Leases	4.73%	Floating	Various	363.7	398.1
Unamortized Discount (Fleet)				(10.9)	(18.4)

				1,724.0	1,818.6

Total Fleet Debt				6,612.3	5,475.7

Total Debt				$10,907.8	$10,919.3

(1)
As applicable, reference is to the December 31, 2011 weighted average interest rate (weighted by principal balance).

(2)
December 31, 2010 balance refers to the former facilities which were refinanced on March 11, 2011.

(3)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities

The aggregate amounts of maturities of debt for each of the twelve-month periods ending December 31 (in millions of dollars) are as follows:

2012	$3,888.8	(including $3,216.3 of other short-term borrowings*)
2013	$ 487.7
2014	$1,148.0
2015	$1,369.5
2016	$ 254.1
After 2016	$3,777.5

*
Our short-term borrowings as of December 31, 2011 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, U.S. Fleet Financing Facility, U.S. Variable Funding Notes, Brazilian Fleet Financing, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility and the Donlen GN II Variable Funding Notes. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. As of December 31, 2011, short-term borrowings had a weighted average interest rate of 2.6%.

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures. We believe that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt maturities over the next twelve months.

Letters of Credit

As of December 31, 2011, there were outstanding standby letters of credit totaling $595.6 million. Of this amount, $547.1 million was issued under the Senior Credit Facilities ($291.0 million of which was issued for the benefit of the U.S. ABS Program and $44.4 million was related to other debt obligations) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have agreed to indemnify the policy issuers for any losses) as well as airport concession obligations in the United States, Canada and Europe. As of December 31, 2011, none of these letters of credit have been drawn upon.

CORPORATE DEBT

Senior Credit Facilities

Hertz had a credit agreement that provided a $1,400.0 million secured term loan facility, or as amended, the "Former Term Facility." In addition, the Former Term Facility included a separate incremental pre-funded synthetic letter of credit facility in an aggregate principal amount of $250.0 million. Hertz, HERC and certain other of our subsidiaries had a credit agreement that provided for aggregate maximum borrowings of $1,800.0 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility, or as amended, the "Former ABL Facility." Up to $600.0 million of the Former ABL Facility was available for the issuance of letters of credit. We refer to the Former Term Facility and the Former ABL Facility together as our "Former Credit Facilities."

On March 11, 2011, we refinanced our Former Credit Facilities. A description of our new Senior Term Facility and new Senior ABL Facility is set forth below. During the year ended December 31, 2011, we recorded an expense of $9.3 million in "Interest expense" on our consolidated statement of operations associated with the write-off of unamortized debt costs in connection with the refinancing of our Former

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities. Additionally, a portion of the unamortized debt costs associated with the Former Term Facility and Former ABL Facility are continuing to be amortized over the terms of the new Senior Term Facility and Senior ABL Facility. The determination of whether these costs were expensed or further deferred was dependent upon whether the terms of the old and new instruments were considered to be substantially different. In regard to the Senior Term Facility, the determination as to whether the Former Term Facility and the new Senior Term Facility were considered to be substantially different was made on a lender by lender basis using the "net method" which compares the cash flows related to the lowest common principal balance between the old and new instruments.

Senior Term Facility:    In March 2011, Hertz entered into a credit agreement that provides a $1,400.0 million secured term loan facility, or as amended, the "Senior Term Facility." In addition, the Senior Term Facility includes a separate incremental pre-funded synthetic letter of credit facility in an aggregate principal amount of $200.0 million. Subject to the satisfaction of certain conditions and limitations, the Senior Term Facility allows for the incurrence of incremental term and/or revolving loans. Hertz used approximately $1,345.0 million of borrowings under the Senior Term Facility to refinance indebtedness under the Former Term Facility. We reflected this transaction on a gross basis in our Consolidated Statement of Cash Flows in "Proceeds from issuance of long-term debt" and "Payment of long-term debt." During the year ended December 31, 2011, we recorded financing costs of $6.6 million in "Interest expense" on our consolidated statement of operations associated with the new Senior Term Facility.

Senior ABL Facility:    In March 2011, Hertz, Hertz Equipment Rental Corporation, or "HERC," and certain other of our subsidiaries entered into a credit agreement that provides for aggregate maximum borrowings of $1,800.0 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility, or as amended, the "Senior ABL Facility." Up to $1,500.0 million of the Senior ABL Facility is available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the Senior ABL Facility allows for the addition of incremental revolving and/or term loan commitments. In addition, the Senior ABL Facility permits Hertz to increase the amount of commitments under the Senior ABL Facility with the consent of each lender providing an additional commitment, subject to satisfaction of certain conditions.

We refer to the Senior Term Facility and the Senior ABL Facility together as the "Senior Credit Facilities." Hertz's obligations under the Senior Credit Facilities are guaranteed by its immediate parent (Hertz Investors, Inc.) and most of its direct and indirect domestic subsidiaries (subject to certain exceptions, including Hertz International Limited, which ultimately owns entities carrying on most of our international operations, and subsidiaries involved in the U.S. ABS Program). In addition, the obligations of the "Canadian borrowers" under the Senior ABL Facility are guaranteed by their respective subsidiaries, subject to certain exceptions.

The lenders under the Senior Credit Facilities have been granted a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective domestic subsidiaries (subject, in each case, to certain exceptions, including certain vehicles). Each of the Senior Credit Facilities permits the incurrence of future indebtedness secured on a basis either equal to or subordinated to the liens securing the applicable Senior Credit Facility or on an unsecured basis.

We refer to Hertz and its subsidiaries as the Hertz credit group. The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the Hertz credit group to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indebtedness, make dividends and other restricted payments (including to the parent entities of Hertz and other persons), create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, engage in certain transactions with affiliates that are not within the Hertz credit group, or enter into certain restrictive agreements limiting the ability to pledge assets.

Under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended.

Covenants in the Senior Term Facility restrict payment of cash dividends to any parent of Hertz, including Hertz Holdings, with certain exceptions, including: (i) in an aggregate amount not to exceed 1.0% of the greater of a specified minimum amount and the consolidated tangible assets of the Hertz credit group (which payments are deducted in determining the amount available as described in the next clause (ii)), (ii) in additional amounts up to a specified available amount determined by reference to, among other things, 50% of net income from January 1, 2011 to the end of the most recent fiscal quarter for which financial statements of Hertz are available (less certain investments) and (iii) in additional amounts not to exceed the amount of certain equity contributions made to Hertz.

Covenants in the Senior ABL Facility restrict payment of cash dividends to any parent of Hertz, including Hertz Holdings, except in an aggregate amount, taken together with certain investments, acquisitions and optional prepayments, not to exceed $200 million. Hertz may also pay additional cash dividends under the Senior ABL Facility so long as, among other things, (a) no specified default then exists or would arise as a result of making such dividends, (b) there is at least $200 million of liquidity under the Senior ABL Facility after giving effect to the proposed dividend, and (c) either (i) if such liquidity is less than $400 million immediately after giving effect to the making of such dividends, Hertz is in compliance with a specified fixed charge coverage ratio, or (ii) the amount of the proposed dividend does not exceed the sum of (x) 1.0% of tangible assets plus (y) a specified available amount determined by reference to, among other things, 50% of net income from January 1, 2011 to the end of the most recent fiscal quarter for which financial statements of Hertz are available plus (z) a specified amount of certain equity contributions made to Hertz.

Senior Notes and Senior Subordinated Notes

References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of December 31, 2011, the outstanding principal amount for each such series of the Senior Notes is also specified below.

Senior Notes	Outstanding Principal (in millions)
8.875% Senior Notes due January 2014	$162.3
7.875% Senior Notes due January 2014	276.3	(€213.5)
7.50% Senior Notes due October 2018	700.0
7.375% Senior Notes due January 2021	500.0
6.75% Senior Notes due April 2019	1,000.0

	$2,638.6

References to the "Senior Subordinated Notes" are to Hertz's 10.50% Senior Subordinated Notes due January 2016.

In January 2011, Hertz redeemed in full its outstanding ($518.5 million principal amount) 10.50% Senior Subordinated Notes due 2016 which resulted in premiums paid of $27.2 million and the write-off of

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2011, Hertz issued $500 million aggregate principal amount of 6.75% Senior Notes due 2019. The 6.75% Senior Notes are guaranteed on a senior unsecured basis by the domestic subsidiaries of Hertz that guarantee its Senior Credit Facilities. In March 2011, Hertz issued an additional $500 million aggregate principal of the 6.75% Senior Notes due 2019. The proceeds of this March 2011 offering were used in April 2011 to redeem $480 million principal amount of Hertz's outstanding 8.875% Senior Notes due 2014 which resulted in premiums paid during the year ended December 31, 2011, of $10.7 million recorded in "Other (income) expense, net" on our consolidated statement of operations and the write-off of unamortized debt costs of $5.8 million.

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

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the separate issuances of the 7.50% Senior Notes due October 2018, the 7.375% Senior Notes due January 2021 and the 6.75% Senior Notes due April 2019, Hertz agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. The registration statement was declared effective on August 19, 2011 and the exchange offers were consummated in September 2011.

See Note 17—Subsequent Events.

Promissory Notes

References to our "Promissory Notes" relate to our pre-2005 Acquisition promissory notes issued under three separate indentures.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FLEET DEBT

The governing documents of certain of the fleet debt financing arrangements specified below contain covenants that, among other things, significantly limit or restrict (or upon certain circumstances may significantly restrict or prohibit) the ability of the borrowers, and the guarantors if applicable, to make certain restricted payments (including paying dividends, redeeming stock, making other distributions, loans or advances) to Hertz Holdings and Hertz, whether directly or indirectly.

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

References to the "U.S. ABS Program" include HVF's U.S. Fleet Variable Funding Notes together with HVF's U.S. Fleet Medium Term Notes.

U.S. Fleet Variable Funding Notes

References to the "U.S. Fleet Variable Funding Notes" include HVF's Series 2009-1 Variable Funding Rental Car Asset Backed Notes, as amended, or the "Series 2009-1," Series 2010-2 Variable Funding Rental Car Asset Backed Notes, or the "Series 2010-2," and Series 2011-2 Variable Funding Rental Car Asset Backed Notes, or the "Series 2011-2," collectively. The U.S. Fleet Variable Funding Notes provide for aggregate maximum borrowings of $2,338.1 million (subject to borrowing base availability) on a revolving basis under three separate asset-backed variable funding note facilities. Although the terms of the Series 2010-2 are similar to the terms of the Series 2009-1, the Series 2010-2 is secured by a pool of collateral segregated from the collateral securing HVF's other outstanding notes.

In December 2010, HVF purchased interest rate caps relating to both the Series 2009-1 and the Series 2010-2. Concurrently, Hertz sold offsetting interest rate caps relating to both the Series 2009-1 and the Series 2010-2, thereby neutralizing the hedge on a consolidated basis and reducing the net cost of the hedge. See Note 13—Financial Instruments.

In October 2011, the Company issued the Series 2011-2. The Series 2011-2 provides for aggregate maximum borrowings of $200 million (subject to borrowing base ability) and on a revolving basis. The Series 2011-2 is secured by a pool of collateral segregated from the collateral securing HVF's other outstanding notes.

U.S. Fleet Medium Term Notes

References to the "U.S. Fleet Medium Term Notes" include HVF's Series 2009-2, Series 2010-1 and Series 2011-1, collectively.

Series 2009-2:    In October 2009, HVF issued the Series 2009-2 Rental Car Asset Back Notes, Class A, or the "Series 2009-2 Class A," in an aggregate original principal amount of $1.2 billion. In June 2010, HVF issued the Subordinated Series 2009-2 Rental Car Asset Backed Notes, Class B, or the "Series 2009-2 Class B," and together with the Series 2009-2 Class A, or the "Series 2009-2," in an aggregate original principal amount of $184.3 million.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series 2010-1:    In July 2010, HVF issued the Series 2010-1 Rental Car Asset Backed Notes, or the "Series 2010-1," in an aggregate original principal amount of $749.8 million.

Series 2011-1:    In June 2011, HVF issued the Series 2011-1 Rental Car Asset Backed Notes, or the "Series 2011-1," in an aggregate original principal amount of $598 million.

Donlen ABS Program

Donlen GN II Variable Funding Notes

On September 1, 2011, in connection with our acquisition of Donlen Corporation, Donlen's GN II Variable Funding Notes remained outstanding and lender commitments thereunder were increased to permit aggregate maximum borrowings of $850.0 million (subject to borrowing base availability).

Fleet Debt—Other

U.S. Fleet Financing Facility

In September 2006, Hertz and Puerto Ricancars, Inc., a Puerto Rican corporation and wholly-owned indirect subsidiary of Hertz, or "PR Cars," entered into a credit agreement that provides for aggregate maximum borrowings of $165.0 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility, or the "U.S. Fleet Financing Facility." The U.S. Fleet Financing Facility is the primary fleet financing for our rental car operations in Hawaii, Kansas, Puerto Rico and the U.S. Virgin Islands.

The obligations of each of Hertz and PR Cars under the U.S. Fleet Financing Facility are guaranteed by certain of Hertz's direct and indirect domestic subsidiaries. In addition, the obligations of PR Cars under the U.S. Fleet Financing Facility are guaranteed by Hertz. The lenders under the U.S. Fleet Financing Facility have been granted a security interest primarily in the owned rental car fleet used in our car rental operations in Hawaii, Puerto Rico and the U.S. Virgin Islands and certain contractual rights related to rental vehicles in Kansas, Hawaii, Puerto Rico and the U.S. Virgin Islands.

In September 2011, we extended the maturity of our U.S. Fleet Financing Facility to September 2015 and increased the facility size to $190.0 million. In connection with the extension, we made a number of modifications to the financing arrangement including decreasing the advance rate and increasing pricing.

European Revolving Credit Facility and European Fleet Notes

In June 2010, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands, or "HHN BV," entered into a credit agreement that provides for aggregate maximum borrowings of €220.0 million (the equivalent of $284.7 million as of December 31, 2011) (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility, or the "European Revolving Credit Facility," and issued the 8.50% Senior Secured Notes due July 2015, or the "European Fleet Notes," in an aggregate original principal amount of €400 million (the equivalent of $517.6 million as of December 31, 2011). References to the "European Fleet Debt" include HHN BV's European Revolving Credit Facility and the European Fleet Notes, collectively.

The European Fleet Debt is the primary fleet financing for our rental car operations in Germany, Italy, Spain, Belgium, Luxembourg and Switzerland, and can be expanded to provide fleet financing in Australia, Canada, France, The Netherlands, New Zealand, and the United Kingdom.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

European Securitization

In July 2010, certain foreign subsidiaries entered into a facility agreement that provides for aggregate maximum borrowings of €400 million (the equivalent of $517.6 million as of December 31, 2011) (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility, or the "European Securitization." The European Securitization is the primary fleet financing for our rental car operations in France and The Netherlands. The lenders under the European Securitization have been granted a security interest primarily in the owned rental car fleet used in our car rental operations in France and The Netherlands and certain contractual rights related to such vehicles.

In August 2011, we extended the expected maturity of our European Securitization Facility to July 2013. In connection with the extension, we made a number of modifications to the financing arrangement including increasing the advance rate and decreasing pricing.

Canadian Securitization

In May 2007, certain foreign subsidiaries entered into a credit agreement that provides for aggregate maximum borrowings of CAD$225 million (the equivalent of $219.6 million as of December 31, 2011) (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility, or as amended, the "Canadian Securitization." The Canadian Securitization is the primary fleet financing for our rental car operations in Canada. The lender under the Canadian Securitization has been granted a security interest primarily in the owned rental car fleet used in our car rental operations in Canada and certain contractual rights related to such vehicles as well as certain other assets owned by entities connected to the financing.

In November 2011, we extended the maturity of the Canadian Securitization to January 2012 and reduced the facility size to CAD$200 million (equivalent to $195.2 million as of December 31, 2011). In connection with the extension, we made a number of modifications to the financing arrangement including decreasing the pricing.

In January 2012, Hertz amended the Canadian Securitization to extend the maturity date from January 2012 to March 2012.

Australian Securitization

In November 2010, certain foreign subsidiaries entered into a credit agreement that provides for aggregate maximum borrowings of A$250 million (the equivalent of $252.4 million as of December 31, 2011) (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility, or the "Australian Securitization." The Australian Securitization is the primary fleet financing for our rental car operations in Australia. The lenders under the Australian Securitization have been granted

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a security interest primarily in the owned rental car fleet used in our car rental operations in Australia and certain contractual rights related to such vehicles. In connection with the issuance of the Australian Securitization, an interest rate cap was purchased by the foreign subsidiaries. Concurrently, Hertz sold an offsetting interest rate cap, thereby neutralizing the hedge on a consolidated basis and reducing the net cost of the hedge. See Note 13—Financial Instruments.

Brazilian Fleet Financing

In December 2010, a foreign subsidiary amended its asset-based credit facility, or as amended, the "Brazilian Fleet Financing," which was the primary fleet financing for our rental car operations in Brazil. In February 2011, we paid off the maturing amount of the primary Brazilian Fleet Financing and the collateral thereunder was released and the guaranty thereunder was terminated. As of December 31, 2011, our Brazilian operating subsidiary is party to certain other local financing arrangements, which are collateralized by certain of its assets.

Capitalized Leases

References to the "Capitalized Leases" include the capitalized lease financings outstanding in the United Kingdom, or the "U.K. Leveraged Financing," Australia, The Netherlands and the United States. The amount available under the U.K. Leveraged Financing, which is the largest portion of the Capitalized Leases, increased over the term of the facility to £195.0 million (the equivalent of $301.5 million as of December 31, 2011).

Financial Covenant Compliance

Under the new terms of our amended Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2011, we were not subject to such contractually specified fixed charge coverage ratio.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowing Capacity and Availability

As of December 31, 2011, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,450.6	$1,040.9

Total Corporate Debt	1,450.6	1,040.9

Fleet Debt
U.S. Fleet Variable Funding Notes	993.1	95.2
Donlen GN II Variable Funding Notes	43.9	0.9
U.S. Fleet Financing Facility	54.0	8.2
European Revolving Credit Facility	—	—
European Fleet Notes	—	—
European Securitization	228.5	25.3
Canadian Securitization	126.9	9.4
Australian Securitization	83.0	3.9
Brazilian Fleet Financing	7.2	—
Capitalized Leases	139.3	2.3

Total Fleet Debt	1,675.9	145.2

Total	$3,126.5	$1,186.1

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

As of December 31, 2011, the Senior Term Facility had approximately $1.2 million available under the letter of credit facility and the Senior ABL Facility had $1,096.7 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of December 31, 2011 and 2010, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $456.3 million and $652.1 million, respectively, and total liabilities primarily comprised of debt of $455.8 million and $651.6 million, respectively.

Accrued Interest

As of December 31, 2011 and 2010, accrued interest was $85.7 million and $164.4 million, respectively, which is reflected in our consolidated balance sheet in "Other accrued liabilities."

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

An amendment to the Hertz Corporation Account Balance Defined Benefit Plan took effect on January 1, 2012. A fixed interest rate of 3% will be applied to cash balance credits in 2012 and later years. Previously, it was the rate published by the Pension Benefit Guarantee Corporation, or "PGBC," for the December prior to the year the credit was earned. Also effective January 1, 2012, service credit rates for each employee will be determined on the first day of the year.

We sponsored a defined benefit pension plan in the U.K. On June 30, 2011, we approved an agreement with the trustees of that plan to cease all future benefit accruals to existing members and to close the plan to new members. Effective July 1, 2011, we introduced a defined contribution plan with company matching contributions to replace the defined benefit pension plan. The company matching contributions are generally 100% of the employee contributions, up to 8% of pay, except that former members of the defined benefit plan receive an enhanced match for five years. This will result in lower contributions this year into the defined benefit plan, which will be offset by matching contributions to the new defined contribution plan. In the year ended December 31, 2011, we recognized a gain of $13.1 million for the U.K. plan that represented unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily related to inactive employees.

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

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2011	2010	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation at January 1	$549.7	$504.7	$201.5	$191.0	$19.0	$13.7
Service cost	26.2	24.0	4.0	5.2	0.2	0.3
Interest cost	27.5	26.1	11.0	9.7	0.9	0.9
Employee contributions	—	—	0.7	1.1	0.9	0.9
Plan amendments	(10.2)	—	—	(13.6)	—	—
Plan curtailments	—	—	(5.9)	(0.2)	—	—
Plan settlements	(7.4)	(3.4)	0.1	(0.3)	—	—
Benefits paid	(18.4)	(18.4)	(4.0)	(3.9)	(2.2)	(2.3)
Foreign exchange translation	—	—	(1.0)	(9.4)	—	—
Actuarial loss (gain)	39.0	16.7	(15.1)	22.7	(0.6)	5.5
Other	—	—	(0.5)	(0.8)	—	—

Benefit obligation at December 31	$606.4	$549.7	$190.8	$201.5	$18.2	$19.0

Change in Plan Assets
Fair value of plan assets at January 1	$365.9	$284.2	$152.8	$139.2	$—	$—
Actual return on plan assets	15.3	43.5	(7.6)	17.6	—	—
Company contributions	67.8	60.0	16.0	6.1	1.3	1.4
Employee contributions	—	—	0.7	1.1	0.9	0.9
Plan settlements	(7.4)	(3.4)	—	(0.3)	—	—
Benefits paid	(18.4)	(18.4)	(4.0)	(3.9)	(2.2)	(2.3)
Foreign exchange translation	—	—	(0.7)	(6.1)	—	—
Other	—	—	(0.2)	(0.9)	—	—

Fair value of plan assets at December 31	$423.2	$365.9	$157.0	$152.8	$—	$—

Funded Status of the Plan
Plan assets less than benefit obligation	$(183.2)	$(183.8)	$(33.8)	$(48.7)	$(18.2)	$(19.0)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	2011	2010	2011	2010	2011	2010
Amounts recognized in balance sheet:
Liabilities	$(183.2)	$(183.8)	$(33.8)	$(48.7)	$(18.2)	$(19.0)

Net obligation recognized in the balance sheet	$(183.2)	$(183.8)	$(33.8)	$(48.7)	$(18.2)	$(19.0)

Prior service credit (cost)	$10.1	$(0.1)	$—	$12.9	$—	$—
Net gain (loss)	(160.3)	(115.6)	(10.7)	(11.4)	(1.2)	(1.9)

Accumulated other comprehensive income (loss)	(150.2)	(115.7)	(10.7)	1.5	(1.2)	(1.9)
Unfunded accrued pension or postretirement benefit	(33.0)	(68.1)	(23.1)	(50.2)	(17.0)	(17.1)

Net obligation recognized in the balance sheet	$(183.2)	$(183.8)	$(33.8)	$(48.7)	$(18.2)	$(19.0)

Total recognized in other comprehensive (income) loss	$34.5	$(5.1)	$12.2	$3.1	$(0.7)	$5.5

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$67.1	$23.4	$0.9	$6.8	$0.5	$6.8

Estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next fiscal year:
Net gain (loss)	$(11.1)	$(7.6)	$0.1	$1.1	$(0.1)	$(0.1)

Accumulated Benefit Obligation at December 31	$537.0	$489.7	$187.6	$192.8	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	4.71%	5.12%	4.78%	5.36%	4.40%	4.95%
Expected return on assets	8.00%	8.40%	7.44%	7.46%	N/A	N/A
Average rate of increase in compensation	4.6%	4.4%	2.1%	3.7%	N/A	N/A
Initial health care cost trend rate	—	—	—	—	8.08%	8.36%
Ultimate health care cost trend rate	—	—	—	—	4.5%	4.5%
Number of years to ultimate trend rate	—	—	—	—	18	19

The discount rate used to determine the December 31, 2011 benefit obligations for U.S. pension plans is based on the rate from the Mercer Pension Discount Curve that is appropriate for the duration of our plan liabilities. For our plans outside the U.S., the discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches our plan.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

	Pension Benefits
	U.S.			Non-U.S.
	Years ended December 31,			Years ended December 31,
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$26.2	$24.0	$22.0	$4.0	$5.2	$5.6
Interest cost	27.4	26.1	27.9	11.0	9.7	9.5
Expected return on plan assets	(30.5)	(26.6)	(22.7)	(12.8)	(10.0)	(7.6)
Amortization:
Losses and other	7.3	4.6	0.4	(0.7)	(1.0)	(0.4)
Curtailment gain	—	—	—	(12.9)	(0.2)	(0.3)
Settlement loss	2.2	0.4	1.4	—	—	0.1
Special termination cost	—	—	—	0.1	—	—

Net pension expense	$32.6	$28.5	$29.0	$(11.3)	$3.7	$6.9

Weighted-average discount rate for expense (January 1)	5.12%	5.42%	6.39%	5.36%	5.71%	5.59%
Weighted-average assumed long-term rate of return on assets (January 1)	8.40%	8.50%	8.25%	7.46%	7.46%	6.79%

The balance in "Accumulated other comprehensive income (loss)" at December 31, 2011 and 2010 relating to pension benefits was $99.6 million and $70.2 million, respectively.

	Postretirement Benefits (U.S.)
	Years ended December 31,
	2011	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$0.2	$0.3	$0.1
Interest cost	0.9	0.9	0.7
Amortization:
Losses and other	0.1	—	(0.3)
Special termination benefit cost	—	—	—

Net postretirement expense	$1.2	$1.2	$0.5

Weighted-average discount rate for expense	4.9%	5.4%	6.2%
Initial health care cost trend rate	8.4%	8.7%	9.0%
Ultimate health care cost trend rate	4.5%	4.5%	5.0%
Number of years to ultimate trend rate	18	19	9

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changing the assumed health care cost trend rates by one percentage point is estimated to have the following effects (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$0.5	$(0.4)

The provisions charged to income for the years ended December 31, 2011, 2010 and 2009 for all other pension plans were approximately (in millions of dollars) $8.0, $8.8 and $7.3, respectively.

The provisions charged to income for the years ended December 31, 2011, 2010 and 2009 for the defined contribution plans were approximately (in millions of dollars) $18.0, $14.8 and $6.9, respectively.

Plan Assets

We have a long-term investment outlook for the assets held in our Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. We have two major plans which reside in the U.S. and the U.K.

The U.S. Plan, or the "Plan," currently has a target asset allocation of 65% equity and 35% fixed income. The equity portion of the Plan is invested in one passively managed S&P 500 index fund, one passively managed U.S. small/midcap fund and one actively managed international portfolio. The fixed income portion of the Plan is actively managed by a professional investment manager and is benchmarked to the Barclays Long Govt/Credit Index. The Plan assumes an 8.0% rate of return on assets, which represents the expected long-term annual weighted-average return for the Plan in total.

The U.K. Plan currently invests in a professionally managed Balanced Consensus Index Fund, which has the investment objective of achieving a total return relatively equal to its benchmark. The benchmark is based upon the average asset weightings of a broad universe of U.K. pension funds invested in pooled investment vehicles and each of their relevant indices. The asset allocation as of December 31, 2011, was 79% equity, 9% fixed income and 12% cash and cash equivalents. The U.K. Plan currently assumes a rate of return on assets of 7.5%, which represents the expected long-term annual weighted-average return.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements of our U.S. pension plan assets are based upon significant observable inputs (Level 2) and relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories (in millions of dollars):

	December 31,
Asset Category	2011	2010
Cash and cash equivalents	$11.6	$4.0
Equity Securities:
U.S. Large Cap	119.3	106.3
U.S. Mid Cap	34.9	29.5
U.S. Small Cap	27.5	23.5
International Large Cap	89.0	80.8
Fixed Income Securities:
U.S. Treasuries	53.2	49.8
Corporate Bonds	68.7	61.9
Government Bonds	4.1	1.3
Municipal Bonds	9.5	4.7
Real Estate (REITs)	5.4	4.1

Total fair value of pension plan assets	$423.2	$365.9

The fair value measurements of our U.K. pension plan assets are based upon significant observable inputs (Level 2) and relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories (in millions of dollars):

	December 31,
Asset Category	2011	2010
Cash and cash equivalents	$18.1	$10.7
U.K. Equities	57.6	54.1
Overseas Equities	60.5	72.3
U.K. Conventional Gilts	6.6	4.1
Corporate Bonds	5.0	3.7
Index-Linked Gilts-Stocks	1.4	0.7

Total fair value of pension plan assets	$149.2	$145.6

Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. In 2011, we made discretionary cash contributions to our U.S. qualified pension plan of $58.9 million. In 2010, we made discretionary cash contributions to our U.S. qualified pension plan of $54.2 million. Based upon the significant decline in asset values in 2008, which were in line with the overall market declines, it is likely we will continue to make cash contributions in 2012 and possibly in future years. We expect to contribute between $50 million and $60 million to our U.S. plan during 2012. Due to the closure of the U.K. plan on June 30, 2011, we will make lower contributions to that plan in 2012 than in 2011. The level of 2012 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments

The following table presents estimated future benefit payments (in millions of dollars):

	Pension Benefits	Postretirement Benefits (U.S.)
2012	$25.8	$1.3
2013	31.3	1.3
2014	34.1	1.3
2015	39.6	1.4
2016	44.1	1.4
2017-2021	284.0	6.8

	$458.9	$13.5

Multiemployer Pension Plans

We contribute to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of our union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

  a)
  Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

  b)
  If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

  c)
  If we cease to have an obligation to contribute to the multiemployer plan in which we had been a contributing employer, we may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of our participation in the plan prior to the cessation of our obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multiemployer plan is required to pay to the plan is referred to as a withdrawal liability.

Our participation in multiemployer plans for the annual period ended December 31, 2011 is outlined in the table below. For each plan that is individually significant to us, the following information is provided:

  •
  The "EIN / Pension Plan Number" column provides the Employee Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service.

  •
  The most recent Pension Protection Act Zone Status available for 2010 and 2011 is for plan years that ended in 2010 and 2011, respectively. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan's actuary. A plan in the "red" zone has been determined to be in "critical status", based on criteria established under the Internal Revenue Code, or the "Code," and is generally less than 65% funded. A plan in the "yellow" zone has been determined to be in "endangered status", based on criteria established under the Code, and is generally less than 80% funded. A plan in the "green" zone has been determined to be neither in "critical status" nor in "endangered status," and is generally at least 80% funded.

  •
  The "FIP/RP Status Pending/Implemented" column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the "yellow" zone, or a Rehabilitation

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Plan, as required under the Code to be adopted by plans in the "red" zone, is pending or has been implemented as of the end of the plan year that ended in 2011.

  •
  The "Surcharge Imposed" column indicates whether our contribution rate for 2011 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in "critical status," in accordance with the requirements of the Code.

  •
  The last column lists the expiration dates of the collective bargaining agreements pursuant to which we contribute to the plans.

For plans that are not individually significant to us, the total amount of contributions is presented in the aggregate.

		Pension Protection Act Zone Status			Contributions by The Hertz Corporation				Expiration Dates of Collective Bargaining Agreements
(In whole dollars)				FIP / RP Status Pending / Implemented
	EIN /Pension Plan Number							Surcharge Imposed
Pension Fund		2011	2010		2011	2010	2009
Western Conference of Teamsters	91-6145047	Green	Green	NA	$3,912,642	$3,761,656	$3,603,055	NA	Various
Teamsters Central States	36-6044243	Critical	Critical	Implemented	1,250,061	1,176,282	1,122,816	No	Various
IAM National	51-60321295	Green	Green	NA	645,015	599,513	559,554	NA	Various
Midwest Operating Engineers	36-6140097	Green	Green	NA	355,329	236,152	238,775	NA	2/28/14
Local 1034**	13-6594795	Critical	Critical	Implemented	184,205	165,088	155,222	Yes	5/2/13
Operating Engineers Local 324	38-1900637	Critical	Critical	Implemented	105,200	98,686	103,851	No	6/30/13
Western Pennsylvania Teamsters	25-6029946	Critical	Critical	Implemented	98,526	94,592	102,544	No	11/4/11*
				7 Other Plans	569,440	455,856	372,597

		Total Contributions			$7,120,418	$6,587,825	$6,258,414

*
The parties are still attempting to negotiate a successor agreement.

**
The amount contributed by Hertz to the Local 1034 Pension Fund was reported as being more than 5% of total contributions to the plan, on the fund's Form 5500 for the year ended 12/31/2010.

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

The Omnibus Plan provides that no further awards will be granted pursuant to the Prior Plans. However, awards that had been previously granted pursuant to the Prior Plans will continue to be subject to and governed by the terms of the Prior Plans. As of December 31, 2011, there were 9.3 million shares of Hertz Holdings' common stock underlying awards outstanding under the Prior Plans. In addition, as of December 31, 2011, there were 10.9 million shares of Hertz Holdings' common stock underlying awards outstanding under the Omnibus Plan.

In addition to the 20.2 million shares underlying outstanding awards as of December 31, 2011, we had 18.1 million shares of Hertz Holdings' common stock available for issuance under the Omnibus Plan. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

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

Impact on Results

A summary of the total compensation expense and associated income tax benefits recognized under our Prior Plans and the Omnibus Plan, including the cost of stock options, restricted stock units, or "RSUs," and performance stock units, or "PSUs," is as follows (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Compensation Expense	$31.0	$36.6	$34.5
Income Tax Benefit	(12.0)	(14.2)	(13.4)

Total	$19.0	$22.4	$21.1

As of December 31, 2011, there was approximately $35.6 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 1.5 years, on a weighted average basis, of the requisite service period that began on the grant dates.

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

We have accounted for our employee stock-based compensation awards in accordance with ASC 718, "Compensation—Stock Compensation." The non-cash stock based compensation expense associated with the Stock Incentive Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level. The options are being accounted for as equity-classified awards. We will recognize compensation cost on a straight-line basis over the vesting period. The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Because the stock of Hertz Holdings became publicly traded in November 2006 and has a short trading history, it is not practicable for us to estimate the expected volatility of Hertz Holdings' share price, or a peer company share price, because there is not sufficient historical information about past volatility. Therefore, we have used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of our common stock price as an assumption in the valuation model. We selected the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and we used the U.S. large capitalization component, which includes the top 70% of the index universe (by market value).

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Assumption	2011 Grants	2010 Grants	2009 Grants
Expected volatility	36.7%	36.1%	34.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	2.56%	1.62%-2.96%	2.90%
Weighted-average grant date fair value	$5.93	$4.00	$1.29

A summary of option activity under the Stock Incentive Plan and the Omnibus Plan as of December 31, 2011 is presented below.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands of dollars)
Outstanding at January 1, 2011	15,415,904	$9.69	6.7	$84,534
Granted	2,108,944	14.60
Exercised	(1,808,272)	7.20
Forfeited or Expired	(574,515)	11.65

Outstanding at December 31, 2011	15,142,061	10.60	6.3	$41,110

Exercisable at December 31, 2011	10,226,236	9.91	5.3	$36,136

A summary of non-vested options as of December 31, 2011, and changes during the year, is presented below.

	Non-vested Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1, 2011	6,347,726	$9.61	$4.91
Granted	2,108,944	14.60	5.93
Vested	(3,027,297)	9.14	5.76
Forfeited	(513,548)	9.58	4.60

Non-vested as of December 31, 2011	4,915,825	$12.04	$4.86

Additional information pertaining to option activity under the plans is as follows (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Aggregate intrinsic value of stock options exercised	$15.0	$8.1	$4.2
Cash received from the exercise of stock options	13.1	7.9	5.3
Fair value of options that vested	17.4	21.6	23.1
Tax benefit realized on exercise of stock options	—	0.3	—

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Stock, Performance Stock Units, Restricted Stock and Restricted Stock Units

Performance stock, PSUs and performance units granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the compensation committee of the Board of Directors of Hertz Holdings. Each of the units granted under the Omnibus Plan represent the right to receive one share of our common stock on a specified future date. In the event of an employee's death or disability, a pro rata portion of the employee's performance stock, performance stock units and performance units will vest to the extent performance goals are achieved at the end of the performance period. Restricted stock and RSUs granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee of the Board of Directors of Hertz Holdings.

A summary of RSU and PSU activity under the Omnibus Plan as of December 31, 2011 is presented below.

	Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value (In thousands of dollars)
Outstanding at January 1, 2011	6,044,589	$5.08	$87,586
Granted	549,253	14.78
Vested	(1,992,441)	4.80
Forfeited or Expired	(273,940)	5.47

Outstanding at December 31, 2011	4,327,461	$6.46	$50,718

Additional information pertaining to RSU and PSU activity is as follows:

	Years ended December 31,
	2011	2010	2009
Total fair value of awards that vested ($ millions)	$9.6	$8.2	$6.2
Weighted average grant date fair value of awards	$14.78	$10.10	$3.42

Compensation expense for RSUs and PSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2009, 2010 and 2011, the vesting period is three years (25% in the first year, 25% in the second year and 50% in the third year). In addition to the service vesting condition, the PSUs granted in March, 2010 had an additional vesting condition which called for the number of units that will be awarded being based on achievement of a certain level of 2010 Corporate EBITDA.

In March 2011 we granted 499,515 PSUs that had a performance vesting condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on the sum of 2011 and 2012 Corporate EBITDA results, in addition to a service vesting condition. An additional 193,798 PSUs granted in March 2011 contained a market condition whereby the 20 day average trailing Hertz Holdings' stock price must equal or exceed a certain price target at any time

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during the five year performance period, in addition to a service vesting condition. A summary of the PSU activity for this grant is presented below.

	Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value (In thousands of dollars)
Outstanding at January 1, 2011	—	$—	$—
Granted	693,313	13.37
Vested	—
Forfeited or Expired	(15,342)	14.60

Outstanding at December 31, 2011	677,971	$13.34	$7,946

Employee Stock Purchase Plan

On February 28, 2008, upon recommendation of the compensation committee of the Board of Directors, or "Committee," of Hertz Holdings, Hertz Holdings' Board of Directors adopted the Hertz Global Holdings, Inc. Employee Stock Purchase Plan, or the "ESPP," and the plan was approved by the stockholders of Hertz Holdings on May 15, 2008. The ESPP is intended to be an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code.

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

For the years ended December 31, 2011, 2010 and 2009, we recognized compensation cost of approximately $0.7 million ($0.4 million, net of tax), $0.6 million ($0.3 million, net of tax) and $0.5 million ($0.3 million, net of tax), respectively, for the amount of the discount on the stock purchased by our employees under the ESPP. Approximately 1,600 employees participated in the ESPP as of December 31, 2011.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Depreciation of Revenue Earning Equipment and Lease Charges

Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Depreciation of revenue earning equipment	$1,921.8	$1,747.0	$1,780.1
Adjustment of depreciation upon disposal of the equipment	(112.2)	42.9	72.0
Rents paid for vehicles leased	96.1	78.2	81.7

Total	$1,905.7	$1,868.1	$1,933.8

The adjustment of depreciation upon disposal of revenue earning equipment for the years ended December 31, 2011, 2010 and 2009 included (in millions of dollars) net gain of $13.3 million, net losses of $10.0 and $40.7, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations, and net gain of $98.9 million, net losses of $32.9 and $31.3, respectively, on the disposal of vehicles used in our car rental operations.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During 2011, 2010 and 2009, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in a net decrease of $13.8 million and increases of $19.1 million and $13.2 million in depreciation expense for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation rate changes in certain of our equipment rental operations resulted in a decrease of $4.4 million and increases of $3.6 million and $6.1 million in depreciation expense for the years ended December 31, 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, our worldwide car rental operations sold approximately 164,100, 159,000 and 153,300 non-program cars, respectively, a 3.2% increase in 2011 versus 2010 primarily due to a higher average fleet size.

Note 8—Taxes on Income

The components of income (loss) before income taxes for the periods were as follows (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Domestic	$235.9	$(81.2)	$(127.2)
Foreign	138.0	113.5	(22.9)

Total	$373.9	$32.3	$(150.1)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total provision (benefit) for taxes on income consists of the following (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$10.3	$10.2	$4.0
Foreign	30.6	41.5	16.2
State and local	28.5	1.5	(1.3)

Total current	69.4	53.2	18.9

Deferred:
Federal	82.4	(18.6)	(30.1)
Foreign	(3.2)	1.3	(16.3)
State and local	(4.8)	(2.6)	(23.3)

Total deferred	74.4	(19.9)	(69.7)

Total provision (benefit)	$143.8	$33.3	$(50.8)

The principal items of the U.S. and foreign net deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows (in millions of dollars):

	2011	2010
Deferred Tax Assets:
Employee benefit plans	$102.8	$83.3
Net operating loss carryforwards	1,743.5	1,405.9
Foreign tax credit carryforwards	20.8	20.8
Federal, state and foreign local tax credit carryforwards	15.0	4.8
Accrued and prepaid expenses	327.4	225.0

Total Deferred Tax Assets	2,209.5	1,739.8
Less: Valuation Allowance	(186.7)	(185.8)

Total Net Deferred Tax Assets	2,022.8	1,554.0

Deferred Tax Liabilities:
Depreciation on tangible assets	(2,742.3)	(2,003.5)
Intangible assets	(942.4)	(1,027.0)

Total Deferred Tax Liabilities	(3,684.7)	(3,030.5)

Net Deferred Tax Liability	$(1,661.9)	$(1,476.5)

As of December 31, 2011, deferred tax assets of $1,481.7 million were recorded for unutilized U.S. Federal Net Operating Losses, or "NOL," carry forwards of $4,233.3 million. The total Federal NOL carry forwards are $4,278.1 million of which $44.8 million relate to excess tax deductions associated with stock option plans which have yet to reduce taxes payable. Upon the utilization of these carry forwards, the associated tax benefits of approximately $15.7 million will be recorded to Additional Paid-in Capital. The Federal NOLs begin to expire in 2025. State NOLs exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $77.4 million. The state NOLs expire over various years beginning in 2012 depending upon particular jurisdiction.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2011, deferred tax assets of $208.6 million were recorded for foreign NOL carry forwards of $886.7 million. A valuation allowance of $169.9 million at December 31, 2011 was recorded against these deferred tax assets because those assets relate to jurisdictions that have historical losses and the likelihood exists that a portion of the NOL carry forwards may not be utilized in the future.

The foreign NOL carry forwards of $886.7 million include $719.3 million which have an indefinite carry forward period and associated deferred tax assets of $159.6 million. The remaining foreign NOLs of $167.4 million are subject to expiration beginning in 2015 and have associated deferred tax assets of $49.0 million.

As of December 31, 2011, deferred tax assets for U.S. Foreign Tax Credit carry forwards were $20.8 million which relate to credits generated as of December 31, 2007. The carry forwards will begin to expire in 2015. A valuation allowance of $13.5 million at December 31, 2011 was recorded against a portion of the U.S. foreign tax credit deferred tax assets in the likelihood that they may not be utilized in the future. A deferred tax asset was also recorded for various state tax credit carry forwards of $3.0 million, which will begin to expire in 2027.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with ASC 740-10, "Accounting for Income Taxes," or "ASC 740-10." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2011, total valuation allowances of $186.7 million were recorded against deferred tax assets. Although realization is not assured, we have concluded that it is more likely than not the remaining deferred tax assets of $2,022.8 million will be realized and as such no valuation allowance has been provided on these assets.

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Years ended December 31,
	2011	2010	2009
Statutory Federal Tax Rate	35.0%	35.0%	35.0%
Foreign tax differential	(0.6)	(49.1)	24.1
State and local income taxes, net of federal income tax benefit	3.2	(5.2)	5.4
Change in state statutory rates, net of federal income tax benefit	0.5	5.1	4.0
Federal permanent differences	(1.4)	(2.7)	2.3
Withholding taxes	2.0	26.2	(5.5)
Uncertain tax positions	(0.8)	11.2	(3.1)
Change in valuation allowance	0.6	85.1	(29.7)
All other items, net	—	(2.5)	1.3

Effective Tax Rate	38.5%	103.1%	33.8%

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate for the year ended December 31, 2011 was 38.5% as compared to 103.1% in the year ended December 31, 2010. The provision for taxes on income increased $110.5 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in valuation allowances for losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized. The increased effective tax rate in 2010 is primarily due to the increase in income before income taxes in 2010, valuation allowances for losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized and differences in foreign tax rates versus the U.S. Federal tax rate and the impact of the France law change in 2010.

As of December 31, 2011, our foreign subsidiaries have an immaterial amount of net undistributed earnings. Deferred tax liabilities have not been recorded for such earnings because it is management's current intention to permanently reinvest undistributed earnings offshore. It is not practicable to estimate the amount of such deferred tax liabilities. If, in the future, undistributed earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future, deferred tax liabilities will be recorded.

As of December 31, 2011, total unrecognized tax benefits were $21.6 million, all of which, if recognized, would favorably impact the effective tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions of dollars):

	2011	2010	2009
Balance at January 1	$27.2	$25.6	$21.7
Increase (decrease) attributable to tax positions taken during prior periods	(9.5)	0.3	1.1
Increase attributable to tax positions taken during the current year	3.9	1.3	3.1
Decrease attributable to settlements with taxing authorities	—	—	(0.3)

Balance at December 31	$21.6	$27.2	$25.6

We conduct business globally and, as a result, file one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2003 to 2011. We are currently under audit by the Internal Revenue Service for tax years 2006 to 2009. Several U.S. state and non-U.S. jurisdictions are under audit.

In many cases the uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. It is reasonable that approximately $7.2 million of unrecognized tax benefits may reverse within the next twelve months due to settlement with the relevant taxing authorities and/or the filing of amended income tax returns.

Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of "(Provision) benefit for taxes on income" in the consolidated statement of operations. During the years ended December 31, 2011, 2010 and 2009, approximately $1.9 million, $0.2 million and $(0.2) million, respectively, in net, after-tax interest and penalties were recognized. As of December 31, 2011 and 2010, approximately $3.7 million and $1.8 million, respectively, of net, after-tax interest and penalties was accrued in our consolidated balance sheet.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Lease and Concession Agreements

We have various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Rents	$130.6	$133.9	$133.2
Concession fees:
Minimum fixed obligations	248.7	252.0	260.1
Additional amounts, based on revenues	311.8	278.7	231.5

Total	$691.1	$664.6	$624.8

For the years ended December 31, 2011, 2010 and 2009, sublease income reduced rent expense included in the above table by $5.0 million, $4.5 million and $5.0 million, respectively.

As of December 31, 2011, minimum obligations under existing agreements referred to above are approximately as follows (in millions of dollars):

	Rents	Concessions
2012	$119.4	$315.6
2013	96.6	263.4
2014	74.5	182.2
2015	55.6	120.1
2016	37.4	73.6
Years after 2016	151.2	387.6

The future minimum rent payments in the above table have been reduced by minimum future sublease rental inflows in aggregate of $16.4 million.

Many of our concession agreements and real estate leases require us to pay or reimburse operating expenses, such as common area charges and real estate taxes, to pay concession fees above guaranteed minimums or additional rent based on a percentage of revenues or sales (as defined in those agreements) arising at the relevant premises, or both. Such obligations are not reflected in the table of minimum future obligations appearing immediately above. We operate from various leased premises under operating leases with terms up to 25 years. A number of our operating leases contain renewal options. These renewal options vary, but the majority include clauses for renewal for various term lengths at various rates, both fixed and market.

In addition to the above, we have various leases on revenue earning equipment and office and computer equipment under which the following amounts were expensed (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Revenue earning equipment	$96.1	$78.2	$81.7
Office and computer equipment	10.1	10.4	8.9

Total	$106.2	$88.6	$90.6

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2011, minimum obligations under existing agreements referred to above that have a maturity of more than one year are as follows (in millions of dollars):

2012	$34.3
2013	$7.7
2014	$0.5
2015	$—
2016	$—
After 2016	$—

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

Adjusted pre-tax income (loss) is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. We believe this measure best reflects the financial results from ongoing operations. Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus other reconciling items, non-cash purchase accounting charges, non-cash debt charges and certain one-time charges and non-operational items. The contribution of our reportable segments for the years ended December 31, 2011, 2010 and 2009 is summarized below (in millions of dollars).

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31,
	2011	2010	2009
Revenues
Car rental	$7,083.5	$6,486.2	$5,979.0
Equipment rental	1,209.5	1,070.1	1,110.9
Other reconciling items	5.4	6.2	11.6

Total	$8,298.4	$7,562.5	$7,101.5

Adjusted pre-tax income(a)
Car rental	$850.2	$641.9	$459.2
Equipment rental	$161.6	$78.0	$76.4
Depreciation of revenue earning equipment and lease charges
Car rental	$1,651.4	$1,594.6	$1,616.6
Equipment rental	254.3	273.5	317.2

Total	$1,905.7	$1,868.1	$1,933.8

Depreciation of property and equipment
Car rental	$116.1	$112.3	$115.9
Equipment rental	33.7	34.3	37.6
Other reconciling items	8.2	7.4	6.1

Total	$158.0	$154.0	$159.6

Amortization of other intangible assets
Car rental	$32.7	$30.2	$32.5
Equipment rental	35.8	33.4	32.8
Other reconciling items	1.5	1.1	0.7

Total	$70.0	$64.7	$66.0

Interest expense
Car rental	$333.1	$401.3	$316.1
Equipment rental	45.3	39.4	53.3
Other reconciling items	271.9	285.8	284.3

Total	$650.3	$726.5	$653.7

Revenue earning equipment and property and equipment
Car rental
Expenditures	$9,109.9	$8,430.1	$7,533.1
Proceeds from disposals	(7,689.4)	(7,432.7)	(5,940.0)

Net expenditures	$1,420.5	$997.4	$1,593.1

Equipment rental
Expenditures	$617.5	$186.1	$94.4
Proceeds from disposals	(213.8)	(124.3)	(190.3)

Net expenditures (proceeds)	$403.7	$61.8	$(95.9)

Other reconciling items
Expenditures	$8.6	$3.9	$0.5
Proceeds from disposals	(1.0)	(0.3)	—

Net expenditures	$7.6	$3.6	$0.5

	As of December 31,
	2011	2010
Total assets at end of year
Car rental	$13,037.9	$11,755.4
Equipment rental	3,058.9	2,997.6
Other reconciling items	1,570.5	2,583.9

Total	$17,667.3	$17,336.9

Revenue earning equipment, net, at end of year
Car rental	$8,318.7	$7,220.1
Equipment rental	1,786.7	1,703.7

Total	$10,105.4	$8,923.8

Property and equipment, net, at end of year
Car rental	$971.3	$875.9
Equipment rental	203.7	222.8
Other reconciling items	76.9	64.9

Total	$1,251.9	$1,163.6

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in the United States and in international countries. International operations are substantially in Europe. The operations within major geographic areas are summarized below (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Revenues
United States	$5,413.3	$4,993.7	$4,675.9
International	2,885.1	2,568.8	2,425.6

Total	$8,298.4	$7,562.5	$7,101.5

	As of December 31,
	2011	2010
Total assets at end of year
United States	$12,724.4	$12,106.3
International	4,942.9	5,230.6

Total	$17,667.3	$17,336.9

Revenue earning equipment, net, at end of year
United States	$7,621.2	$6,404.1
International	2,484.2	2,519.7

Total	$10,105.4	$8,923.8

Property and equipment, net, at end of year
United States	$1,036.7	$947.1
International	215.2	216.5

Total	$1,251.9	$1,163.6

(a)
The following table reconciles adjusted pre-tax income to income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 (in millions of dollars):

	Years ended December 31,
	2011	2010	2009
Adjusted pre-tax income
Car rental	$850.2	$641.9	$459.2
Equipment rental	161.6	78.0	76.4

Total reportable segments	1,011.8	719.9	535.6
Adjustments:
Other reconciling items(1)	(306.2)	(347.9)	(327.9)
Purchase accounting(2)	(87.6)	(90.3)	(90.3)
Non-cash debt charges(3)	(105.9)	(160.6)	(159.8)
Restructuring charges	(56.4)	(54.7)	(106.8)
Restructuring related charges(4)	(9.8)	(13.2)	(46.5)
Management transition costs	(4.0)	—	(1.0)
Derivative gains (losses)	0.1	(3.2)	2.4
Gain on debt buyback(5)	—	—	48.5
Third-party bankruptcy accrual(6)	—	—	(4.3)
Acquisition related costs	(18.8)	(17.7)	—
Pension adjustment(7)	13.1	—	—
Premiums paid on debt(8)	(62.4)	—	—

Income (loss) before income taxes	$373.9	$32.3	$(150.1)

(1)
Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities such as our third-party claim management services.

(2)
Represents the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities. Also represents the purchase accounting effects of subsequent acquisitions on our results of operations relating to increased depreciation and amortization of intangible assets.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(7)
Represents a gain for the U.K. pension plan relating to unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily pertaining to inactive employees.

(8)
Represents premiums paid to redeem our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

Note 11—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

From time to time we are a party to various legal proceedings. Other than with respect to the aggregate claims for public liability and property damage pending against us, management does not believe that any of the matters resolved, or pending against us, during 2011 are material to us and our subsidiaries taken as a whole. While we have accrued a liability with respect to claims for public liability and property damage of $281.5 million at December 31, 2011, management, based on the advice of legal counsel, does not believe any of the other pending matters described below are material. We have summarized below, for purposes of providing background, various legal proceedings to which we were and/or are a party during 2011 or the period after December 31, 2011 but before the filing of this Annual Report. In addition to the following, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. In particular, on June 15, 2011 we received a subpoena from the staff of the Securities and Exchange Commission, or "SEC," seeking production of documents related to our proposed business combination with Dollar Thrifty Automotive Group, Inc. We intend to cooperate fully with the SEC's investigation. We do not expect this investigation to have any effect on our proposed business combination with Dollar Thrifty.

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

  2.
  Concession Fee Recoveries

    On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, or "Enterprise," was filed in the United States District Court for the District of Nevada. The plaintiffs agreed to not pursue claims against Enterprise initially and the case only proceeded against Hertz. The Sobel case purports to be a nationwide class action on behalf of

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz from quoting or charging those airport fees that are alleged not to be allowed by Nevada law. The complaint also seeks attorneys' fees and costs. Relevant documents were produced, depositions were taken and pre-trial motions were filed. After the court rendered a mixed ruling on the parties' cross-motions for summary judgment and after the Lydia Lee case was refiled against Enterprise, the parties engaged in mediation which resulted in a proposed settlement. Although the court tentatively approved the settlement in November 2010, the court denied the plaintiffs' motion for final approval of the proposed settlement in May 2011. Since that time, the plaintiffs filed a motion for class certification—which we opposed—and discovery has commenced again. A separate action is proceeding against Enterprise, National and Alamo.

  3.
  Telephone Consumer Protection Act

    On May 3, 2007, Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly situated persons, v. Hertz Equipment Rental Corporation was commenced in the District Court of Wyandotte County, Kansas. The case was subsequently transferred to the District Court of Johnson County, Kansas. The Fun Services matter purports to be a class action on behalf of all persons in Kansas and throughout the United States who, on or after four years prior to the filing of the action, were sent facsimile messages of advertising materials relating to the availability of property, goods or services by HERC and who did not provide express permission for sending such faxes. The plaintiffs seek an unspecified amount of compensatory damages, attorney's fees and costs. In August 2009, the court issued an order that stayed all activity in this litigation pending a decision by the Kansas Supreme Court in Critchfield Physical Therapy, Inc. v. Taranto Group, Inc., another Telephone Consumer Protection Act case. The Kansas Supreme Court issued its decision in September 2011. Thereafter, the District Court of Johnson County lifted the stay in the Fun Services case and issued a scheduling order that addresses class certification discovery. In February 2012, HERC filed a Notice of Removal with the U.S. District Court for the District of Kansas seeking to remove the case to federal court based on federal question jurisdiction.

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

    Originally filed in November of 2007, the action is pending in the United States District Court for the Southern District of California, and plaintiffs claim to represent a class of individuals or entities that purchased rental car services from a defendant at airports located in California after January 1, 2007. Plaintiffs allege that the defendants agreed to charge consumers a 2.5% tourism assessment and not to compete with respect to this assessment, while misrepresenting that this assessment is owed by consumers, rather than the rental car defendants, to the California Travel and Tourism Commission, or the "CTTC." Plaintiffs also allege that defendants agreed to pass through to consumers a fee known as the Airport Concession Fee, which fee had previously been required to be included in the rental car

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    defendants' individual base rates, without reducing their base rates. Based on these allegations, the amended complaint seeks treble damages, disgorgement, injunctive relief, interest, attorneys' fees and costs. Plaintiffs dropped their claims against Caroline Beteta. Plaintiffs' claims against the rental car defendants have been dismissed, except for the federal antitrust claim. In June 2010, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the plaintiffs' antitrust case against the CTTC as a state agency immune from antitrust complaint because the California Legislature foresaw the alleged price-fixing conspiracy that was the subject of the complaint. The plaintiffs subsequently filed a petition with the Ninth Circuit seeking a rehearing and that petition was granted. In November 2010, the Ninth Circuit withdrew its June opinion and instead held that state action immunity was improperly invoked. The Ninth Circuit reinstated the plaintiffs' antitrust claims and remanded the case to the district court for further proceedings. All proceedings in the case are currently stayed while the parties engage in settlement discussions.

  5.
  Public Liability and Property Damage

    We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At December 31, 2011 and December 31, 2010 our liability recorded for public liability and property damage matters was $281.5 million and $278.7 million, respectively. We believe that our analysis is based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

We intend to assert that we have meritorious defenses in the foregoing matters and we intend to defend ourselves vigorously.

We have established reserves for matters where we believe that the losses are probable and reasonably estimated, including for various of the matters set forth above. Other than with respect to the aggregate reserves established for claims for public liability and property damage, none of those reserves are material. For matters, including those described above, where we have not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to our consolidated financial condition, results of operations or cash flows in any particular reporting period.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Off-Balance Sheet Commitments

At December 31, 2011 and 2010, the following guarantees (including indemnification commitments) were issued and outstanding.

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2011 and 2010, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheets in "Other accrued liabilities" were $1.5 million and $1.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

During 2007 through 2011, we announced several initiatives to improve our competitiveness and industry leadership through targeted job reductions. These initiatives included, but were not limited to, job reductions at our corporate headquarters and back-office operations in the U.S. and Europe. As part of our re-engineering optimization we outsourced selected functions globally. In addition, we streamlined operations and reduced costs by initiating the closure of targeted car rental locations and equipment rental branches throughout the world. The largest of these closures occurred in 2008 which resulted in closures of approximately 250 off-airport locations and 22 branches in our U.S. equipment rental business. These initiatives impacted approximately 8,960 employees.

From January 1, 2007 through December 31, 2011, we incurred $530.5 million ($256.3 million for our car rental segment, $221.5 million for our equipment rental segment and $52.7 million of other) of restructuring charges.

Additional efficiency and cost saving initiatives are being developed, however, we presently do not have firm plans or estimates of any related expenses.

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars):

	Years ended December 31,
By Type:	2011	2010	2009
Involuntary termination benefits	$14.4	$12.2	$44.1
Pension and post retirement expense	0.4	0.4	0.7
Consultant costs	1.3	1.1	7.6
Asset writedowns	23.2	20.4	36.1
Facility closure and lease obligation costs	16.5	14.3	9.3
Relocation costs	0.6	5.0	4.1
Contract termination costs	—	—	1.7
Other	—	1.3	3.2

Total	$56.4	$54.7	$106.8

	Years ended December 31,
By Caption:	2011	2010	2009
Direct operating	$46.6	$43.5	$65.4
Selling, general and administrative	9.8	11.2	41.4

Total	$56.4	$54.7	$106.8

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31,
By Segment:	2011	2010	2009
Car rental	$16.6	$18.1	$58.7
Equipment rental	40.5	34.7	38.2
Other reconciling items	(0.7)	1.9	9.9

Total	$56.4	$54.7	$106.8

The following table sets forth the activity affecting the restructuring accrual during the years ended December 31, 2011 and 2010 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to involuntary termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Involuntary Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2010	$19.6	$—	$0.4	$9.7	$29.7
Charges incurred	12.2	0.4	1.1	41.0	54.7
Cash payments	(23.5)	—	(1.5)	(12.4)	(37.4)
Other(1)	(2.0)	(0.2)	0.1	(27.4)	(29.5)

Balance as of December 31, 2010	6.3	0.2	0.1	10.9	17.5
Charges incurred	14.4	0.4	1.3	40.3	56.4
Cash payments	(15.5)	—	(0.6)	(2.3)	(18.4)
Other(2)	3.9	(0.4)	(0.2)	(37.2)	(33.9)

Balance as of December 31, 2011	$9.1	$0.2	$0.6	$11.7	$21.6

(1)
Consists of decreases of $20.4 million for asset writedowns, $6.5 million for facility closures, $1.6 million loss in foreign currency translation, $0.9 million in involuntary benefits and $0.2 million for executive pension liability settlements, partly offset by an increase in consultant costs of $0.1 million.

(2)
Consists of decreases of $23.2 million for asset writedowns, $13.9 million for facility closures, $0.4 million FAS 88 pension adjustment and $0.2 million of consultant costs, partly offset by a $3.8 million increase for involuntary benefits.

Note 13—Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, short-term investments and trade receivables. We place our cash equivalents and short-term investments with a number of financial institutions and investment funds to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across different businesses and geographic areas. As of December 31, 2011, we had no significant concentration of credit risk.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at December 31, 2011 and December 31, 2010 because of the short-term maturity of these instruments. Money market accounts, whose fair value at December 31, 2011, is measured using Level 1 inputs, totaling $566.0 million and $142.9 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2010, is measured using Level 1 inputs, totaling $1,747.9 million and $24.1 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively.

Marketable Securities

Marketable securities held by us consist of equity securities classified as available-for-sale, which are carried at fair value and are included within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, are included in "Accumulated other comprehensive income." As of December 31, 2011 and December 31, 2010, the fair value of marketable securities was $33.2 million and $0.0 million, respectively. For the year ended December 31, 2011, unrealized gains of $0.3 million were recorded in "Accumulated other comprehensive income (loss)." Fair values for marketable securities are based on Level 1 inputs consisting of quoted market prices.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at December 31, 2011 was $11,092.4 million, compared to its aggregate unpaid principal balance of $10,925.6 million. The aggregate fair value of all debt at December 31, 2010 was $11,156.1 million, compared to its aggregate unpaid principal balance of $10,954.8 million.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	—	3.1	0.4	—
Interest rate caps	0.5	7.2	0.4	7.2
Foreign exchange forward contracts	4.4	2.6	1.9	11.1
Interest rate swaps	—	—	0.2	—
Foreign exchange options	0.1	0.1	—	—

Total derivatives not designated as hedging instruments under ASC 815	$5.0	$13.0	$2.9	$18.3

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Other accrued liabilities" on our consolidated balance sheets.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Years ended December 31,
	2011	2010	2011	2010		2011	2010
Derivatives in ASC 815 Cash Flow Hedging Relationship:
HVF interest rate swaps	$—	$12.8	$—	$(85.1	)(1)	$—	$—

Note:
As of December 31, 2010, the HVF interest rate swaps and associated debt matured. The location of the effective portion reclassified from "Accumulated other comprehensive income" into income is in "Interest expense" on our consolidated statement of operations. No amount of gain or loss was recognized in income (ineffective portion) during the years ended December 31, 2011 and 2010.

(1)
Includes the amortization of amounts in "Accumulated other comprehensive income" associated with the de-designation of a previous cash flow hedging relationship.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location of Gain or (Loss) Recognized on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Years ended December 31,
		2011	2010
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$2.6	$2.8
Interest rate caps	Selling, general and administrative	—	(3.1)
Foreign exchange forward contracts	Selling, general and administrative	(11.0)	(19.5)
Foreign exchange options	Selling, general and administrative	(0.2)	(0.2)

Total		$(8.6)	$(20.0)

In conjunction with the refinanced Series 2009-1 and the Series 2010-2, HVF purchased an interest rate cap for $6.7 million, with a maximum notional amount equal to the refinanced Series 2009-1 and the Series 2010-2 with a combined maximum principal amount of $2.1 billion, a strike rate of 5% and expected maturity date of March 25, 2013. Additionally, Hertz sold a 5% interest rate cap for $6.2 million, with a matching notional amount and term to the HVF interest rate cap. Also in December 2010, the Australian Securitization was completed and our Australian operating subsidiary purchased an interest rate cap for $0.5 million, with a maximum notional amount equal to the Australian Securitization maximum principal amount of A$250 million, a strike rate of 7% and expected maturity date of December 2012. Additionally, Hertz sold a 7% interest rate cap, for $0.4 million with a matching notional amount and term to the Australian operating subsidiary's interest rate cap. The fair values of all interest rate caps were calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads). Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

In connection with our acquisition of Donlen, we acquired interest rate swaps with a total notional amount of $28.0 million at December 31, 2011, associated with floating rate debt. These interest rate swaps are used to effectively convert an amount of floating rate debt into fixed rate debt. The fair values of these interest rate swaps were calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve). Gains and losses resulting from changes in the fair value of these interest rate swaps are included in our results of operations in the periods incurred (in Selling, general and administrative).

We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through November 2012. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of December 31, 2011, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 5.0 million gallons and 0.9 million gallons, respectively. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data (i.e., NYMEX RBOB Gasoline and U.S. Department of Energy surveys, etc.). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equipment purchases and borrowing locally. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of December 31, 2011, were approximately $0.3 million. We limit counterparties to the transactions to financial institutions that have strong credit ratings. As of December 31, 2011 and 2010, the total notional amount of these foreign exchange options was $9.1 million and $3.5 million, respectively. As of December 31, 2011, these foreign exchange options mature through April 2013. The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of December 31, 2011, the total notional amount of these forward contracts was $743.9 million, maturing within four months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.

On October 1, 2006, we designated our 7.875% Senior Notes due 2014 as an effective net investment hedge of our Euro-denominated net investment in our international operations. Effective November 1, 2011, we dedesignated the net investment hedge, and as such, incurred unrealized gains of $26.6 million for the year ended December 31, 2011, resulting from the translation of these Euro-denominated notes into the U.S. dollar. As a result of the previous net investment hedge designation, as of December 31, 2011 and 2010, losses of $19.4 million (net of tax of $13.2 million) and $6.8 million (net of tax of $5.1 million), respectively, attributable to the translation of our 7.875% Senior Notes due 2014 into the U.S. dollar are recorded in our consolidated balance sheet in "Accumulated other comprehensive income (loss)."

Note 14—Related Party Transactions

Relationship with Hertz Investors, Inc. and the Sponsors

Stockholders Agreement

In connection with the Acquisition, Hertz Holdings entered into a stockholders agreement (as amended, the "Stockholders Agreement") with investment funds associated with or designated by the Sponsors. The Stockholders Agreement contains agreements that entitle investment funds associated with or designated by the Sponsors to nominate two nominees of an investment fund associated with CD&R (one of whom shall serve as the chairman or, if the chief executive officer is the chairman, the lead director), one nominee of investment funds associated with Carlyle, and one nominee of an investment fund associated with BAMLCP. The Stockholders Agreement also provides that Hertz Holdings' chief executive officer shall be designated as a director, unless otherwise approved by a majority of the Sponsor Designees. In addition, the Stockholders Agreement provides that one of the nominees of an investment fund associated with CD&R shall serve as the chairman of the executive and governance committee of Hertz Holdings and, unless otherwise agreed by this fund, as Chairman of the Board of Directors of Hertz Holdings or lead director. In order to comply with New York Stock Exchange rules,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hertz Holdings will be required to have a majority of independent directors on our Board of Directors by no later than March 31, 2012 and we believe that we will fulfill this requirement prior to such deadline.

The Stockholders Agreement grants to the investment funds associated with CD&R or to the board, with the approval of the majority of the Sponsor Designees, the right to remove Hertz Holdings' chief executive officer. Any replacement chief executive officer requires the consent of the investment funds associated with CD&R as well as investment funds associated with at least one other Sponsor. It also contains restrictions on the transfer of Hertz Holdings' shares, and provides for tag-along and drag-along rights, in certain circumstances. The rights described above apply only for so long as the investment funds associated with the applicable Sponsor maintain certain specified minimum levels of shareholdings in Hertz Holdings.

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

Registration Rights Agreement

On December 21, 2005, Hertz Holdings entered into a registration rights agreement (as amended, the "Registration Rights Agreement") with investment funds associated with or designated by the Sponsors. The Registration Rights Agreement grants to certain of these investment funds the right, to cause Hertz Holdings, at its own expense, to use its best efforts to register such securities held by the investment funds for public resale, subject to certain limitations. The exercise of this right is limited to three requests by the group of investment funds associated with each Sponsor, except for registrations effected pursuant to Form S-3, which are unlimited, subject to certain limitations, if Hertz Holdings is eligible to use Form S-3. The secondary offering of the common stock of Hertz Holdings in June 2007 was effected pursuant to this Registration Rights Agreement. In the event Hertz Holdings registers any of its common stock, these investment funds have the right to require us to use our best efforts to include shares of the common stock of Hertz Holdings held by them, subject to certain limitations, including as determined by the underwriters. The Registration Rights Agreement provides for Hertz Holdings to indemnify the investment funds party to that agreement and their affiliates in connection with the registration of Hertz Holdings' securities.

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

In November 2011, the Board of Directors of Hertz Holdings amended and restated the Director Compensation Policy. Pursuant to the policy prior to November 2011 its directors who are not also employees each received a $170,000 annual retainer fee, of which $70,000 was payable in cash and $100,000 was payable in the form of shares of Hertz Holdings' common stock. Starting in November 2011, the policy now provides that Hertz Holdings' directors who are not also employees each receive a $210,000 annual retainer fee, of which $85,000 is payable in cash and $125,000 is payable in the form of shares of Hertz Holdings' common stock.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2011 and December 31, 2010, approximately $174 million and $255 million, respectively, of our outstanding debt was with related parties.

See Note 4—Debt.

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this facility is $100 million. The facility expires on June 29, 2012, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus the margin in effect for the Eurocurrency Loans under our Senior ABL Facility. As of December 31, 2011 and 2010, $0.4 million and $1.4 million in borrowings were outstanding, respectively.

Other Sponsor Relationships

In May and June 2009, Merrill Lynch & Co., Inc., an affiliate of one of the Sponsors, BAMLCP, acted as an underwriter in the common stock follow-on public offering and in the public offering of Hertz Holdings' Convertible Senior Notes, for which they received customary fees and expenses.

In May 2009, Hertz Holdings entered into subscription agreements with investment funds affiliated with CD&R and Carlyle to purchase an additional 32,101,182 shares of Hertz Holdings' common stock at a price of $6.23 per share (the same price per share paid to Hertz Holdings by the underwriters in the common stock public offering) with proceeds to Hertz Holdings of approximately $200.0 million. This closed on July 7, 2009 and the 32,101,182 shares of Hertz Holdings' common stock were issued to CD&R and Carlyle affiliated investment funds on the same date. In March 2011, the Sponsors sold 50,000,000 shares of their Hertz Holdings common stock to Goldman, Sachs & Co. as the sole underwriter in the registered public offering of those shares. Giving effect to these offerings, the Sponsors' ownership percentage in Hertz Holdings' is approximately 38%.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Quarterly Financial Information (Unaudited)

Provided below is a summary of the quarterly operating results during 2011 and 2010 (in millions of dollars).

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Revenues	$1,780.0	$2,072.3	$2,432.3	$2,013.8
Income (loss) before income taxes	(146.7)	107.0	308.2	105.4
Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	(123.0)	62.1	212.6	58.8

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Revenues	$1,660.9	$1,879.6	$2,186.3	$1,835.8
Income (loss) before income taxes	(147.4)	5.8	168.0	6.0
Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	(136.3)	(7.3)	142.4	(17.2)

Note 16—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2011 and 2010 and the Condensed Consolidating Statements of Operations for the years ended December 31, 2011, 2010 and 2009, and Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, of (a) The Hertz Corporation, ("the Company" or "the Parent"); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness, or the Guarantor Subsidiaries; (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness, or the Non-Guarantor Subsidiaries; (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and of (e) the Company on a consolidated basis.

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

We have revised our Condensed Consolidated Balance Sheet as of December 31, 2010 and our Condensed Consolidating Statement of Operations for the years ended December 30, 2010 and 2009, to reflect prior period adjustments, as disclosed in Note 2—Summary of Significant Accounting Policies, within the Parent, Non-Guarantor Subsidiaries and Eliminations. As of December 31, 2010, we previously reported "Total assets" and "Total liabilities and equity" of $9,448.1 million for the Parent, $10,299.0 million for the Non-Guarantor Subsidiaries and $(6,541.7) million for the Eliminations. For the year ended December 31, 2010, we previously reported "Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder" for the Parent of $(17.7) million. For the year ended December 31, 2009, we previously reported "Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder" for the Parent of $(110.5) million, $394.4 million for the Non-Guarantor Subsidiaries and $(368.3) million for the Eliminations. Management has concluded that these footnote revisions are not material to our previously issued financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$565,002	$7,410	$358,796	$—	$931,208
Restricted cash and cash equivalents	44,663	28,130	235,246	—	308,039
Receivables, less allowance for doubtful accounts	297,292	226,143	1,092,947	—	1,616,382
Due from Hertz affiliate	655,411	78,660	1,181,387	(1,915,458)	—
Inventories, at lower cost or market	22,440	27,505	34,033	—	83,978
Prepaid expenses and other assets	2,088,579	33,432	136,731	(1,842,608)	416,134
Revenue earning equipment, net	167,304	1,505,867	8,432,238	—	10,105,409
Property and equipment, net	824,381	178,399	249,074	—	1,251,854
Investment in subsidiaries, net	4,413,289	460,201	—	(4,873,490)	—
Other intangible assets, net	94,682	2,387,017	80,535	—	2,562,234
Goodwill	100,221	74,738	217,135	—	392,094

Total assets	$9,273,264	$5,007,502	$12,018,122	$(8,631,556)	$17,667,332

LIABILITIES AND EQUITY
Due to Hertz affiliate	$1,251,347	$268,026	$396,497	$(1,915,458)	$412
Accounts payable	188,695	164,989	543,805	—	897,489
Accrued liabilities	607,673	212,361	306,304	—	1,126,338
Accrued taxes	54,559	146,682	(26,385)	(11,872)	162,984
Debt	4,434,274	4,237	6,469,338	—	10,907,849
Public liability and property damage	107,881	16,618	157,035	—	281,534
Deferred taxes on income	—	1,445,856	2,046,752	(1,830,736)	1,661,872

Total liabilities	6,644,429	2,258,769	9,893,346	(3,758,066)	15,038,478

Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,628,835	2,748,733	2,124,757	(4, 873,490)	2,628,835
Noncontrolling interest	—	—	19	—	19

Total equity	2,628,835	2,748,733	2,124,776	(4,873,490)	2,628,854

Total liabilities and equity	$9,273,264	$5,007,502	$12,018,122	$(8,631,556)	$17,667,332

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$1,754,378	$5,180	$614,448	$—	$2,374,006
Restricted cash and cash equivalents	16,092	25,468	166,016	—	207,576
Receivables, less allowance for doubtful accounts	265,195	166,483	924,875	—	1,356,553
Due from Hertz affiliate	501,735	47,166	313,467	(862,368)	—
Inventories, at lower cost or market	21,164	31,734	34,531	—	87,429
Prepaid expenses and other assets	1,726,993	6,814	157,178	(1,546,059)	344,926
Revenue earning equipment, net	166,316	1,265,641	7,491,795	—	8,923,752
Property and equipment, net	735,770	178,691	249,108	—	1,163,569
Investment in subsidiaries, net	4,041,936	47,109	—	(4,089,045)	—
Other intangible assets, net	114,840	2,334,500	101,219	—	2,550,559
Goodwill	100,221	9,971	218,368	—	328,560

Total assets	$9,444,640	$4,118,757	$10,271,005	$(6,497,472)	$17,336,930

LIABILITIES AND EQUITY
Due to Hertz affiliate	$360,070	$191,833	$311,863	$(862,370)	$1,396
Accounts payable	153,549	177,170	623,542	—	954,261
Accrued liabilities	681,125	30,960	355,917	—	1,068,002
Accrued taxes	51,916	174,553	22,331	(112,403)	136,397
Debt	5,601,707	112	5,317,526	—	10,919,345
Public liability and property damage	110,346	16,939	151,400	—	278,685
Deferred taxes on income	—	1,271,902	1,638,167	(1,433,654)	1,476,415

Total liabilities	6,958,713	1,863,469	8,420,746	(2,408,427)	14,834,501

Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,485,927	2,255,288	1,833,757	(4,089,045)	2,485,927
Noncontrolling interest	—	—	16,502	—	16,502

Total equity	2,485,927	2,255,288	1,850,259	(4,089,045)	2,502,429

Total liabilities and equity	$9,444,640	$4,118,757	$10,271,005	$(6,497,472)	$17,336,930

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,068,310	$987,872	$5,555,048	$(2,312,850)	$8,298,380

Expenses:
Direct operating	2,262,371	609,252	1,694,755	—	4,566,378
Depreciation of revenue earning equipment	1,996,733	219,729	2,002,127	(2,312,850)	1,905,739
Selling, general and administrative	326,794	91,604	326,719	—	745,117
Interest expense	299,561	33,556	317,137	—	650,254
Interest and other (income) expense, net	61,934	(183)	(4,754)	—	56,997

Total expenses	4,947,393	953,958	4,335,984	(2,312,850)	7,924,485

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(879,083)	33,914	1,219,064	—	373,895
(Provision) benefit for taxes on income	342,469	(16,197)	(470,118)	—	(143,846)

Net income (loss)	(536,614)	17,717	748,946	—	230,049
Noncontrolling interest	—	—	(19,560)	—	(19,560)
Equity in earnings (losses) of subsidiaries (net of tax)	747,103	26,215	—	(773,318)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$210,489	$43,932	$729,386	$(773,318)	$210,489

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,961,435	$840,954	$5,210,658	$(2,450,513)	$7,562,534

Expenses:
Direct operating	2,217,864	535,625	1,529,905	—	4,283,394
Depreciation of revenue earning equipment	1,938,416	236,594	2,143,650	(2,450,513)	1,868,147
Selling, general and administrative	330,107	70,396	263,939	—	664,442
Interest expense	297,512	28,594	400,433	—	726,539
Interest and other income, net	(236)	8	(12,082)	—	(12,310)

Total expenses	4,783,663	871,217	4,325,845	(2,450,513)	7,530,212

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(822,228)	(30,263)	884,813	—	32,322
(Provision) benefit for taxes on income	314,692	7,476	(355,490)	—	(33,322)

Net income (loss)	(507,536)	(22,787)	529,323	—	(1,000)
Noncontrolling interest	—	—	(17,383)	—	(17,383)
Equity in earnings (losses) of subsidiaries (net of tax)	489,153	(5,268)	—	(483,885)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(18,383)	$(28,055)	$511,940	$(483,885)	$(18,383)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,694,986	$807,068	$4,773,473	$(2,174,020)	$7,101,507

Expenses:
Direct operating	2,086,487	485,233	1,515,090	—	4,086,810
Depreciation of revenue earning equipment	1,896,687	253,518	1,957,626	(2,174,020)	1,933,811
Selling, general and administrative	284,878	80,518	276,403	—	641,799
Interest expense	291,075	31,211	331,375	—	653,661
Interest and other income, net	(48,900)	167	(15,704)	—	(64,437)

Total expenses	4,510,227	850,647	4,064,790	(2,174,020)	7,251,644

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(815,241)	(43,579)	708,683	—	(150,137)
(Provision) benefit for taxes on income	328,546	21,656	(299,427)	—	50,775

Net income (loss)	(486,695)	(21,923)	409,256	—	(99,362)
Noncontrolling interest	—	—	(14,679)	—	(14,679)
Equity in earnings (losses) of subsidiaries (net of tax)	372,654	(4,161)	—	(368,493)	—

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(114,041)	$(26,084)	$394,577	$(368,493)	$(114,041)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$1,000,597	$769,449	$1,041,845	$(553,370)	$2,258,521

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(28,570)	(2,662)	(70,534)	—	(101,766)
Revenue earning equipment expenditures	(142,134)	(670,056)	(8,642,121)	—	(9,454,311)
Proceeds from disposal of revenue earning equipment	163,330	175,063	7,512,049	—	7,850,442
Property and equipment expenditures	(189,562)	(31,864)	(60,269)	—	(281,695)
Proceeds from disposal of property and equipment	23,952	10,614	19,248	—	53,814
Capital contributions to subsidiaries	(3,549,088)	—	—	3,549,088	—
Return of capital from subsidiaries	2,590,025	—	—	(2,590,025)	—
Loan to Parent from Non-Guarantor	—	—	(490,273)	490,273
Acquisitions, net of acquired	(214,384)	(2,100)	(10,597)	—	(227,081)
Purchase of short-term investments, net	(32,891)	—	—	—	(32,891)
Other investing activities	—	(13,602)	14,188	—	586

Net cash provided by (used in) investing activities	(1,379,322)	(534,607)	(1,728,309)	1,449,336	(2,192,902)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,455,309	—	607,170	—	3,062,479
Payment of long-term debt	(3,596,295)	(17)	(52,988)	—	(3,649,300)
Short-term borrowings:
Proceeds	—	—	460,890	—	460,890
Payments	(29,224)	—	(1,164,832)	—	(1,194,056)
Proceeds (payments) under the revolving lines of credit, net	(29,128)	(229,778)	201,577	—	(57,329)
Distributions to noncontrolling interest	—	—	(23,100)	—	(23,100)
Capital contributions received from parent	—	—	3,549,088	(3,549,088)	—
Payment of dividends and return of capital	(22,950)	—	(3,143,395)	3,143,395	(22,950)
Proceeds from employee stock purchase plan	3,577	—	—	—	3,577
Loan to Parent from Non-Guarantor	490,273	—	—	(490,273)	—
Loan from Hertz Global Holdings, Inc.	(984)	—	—	—	(984)
Payment of financing costs	(81,229)	(2,817)	(7,436)	—	(91,482)

Net cash used in financing activities	(810,651)	(232,612)	426,974	(895,966)	(1,512,255)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,838	—	3,838

Net change in cash and cash equivalents during the period	(1,189,376)	2,230	(255,652)	—	(1,442,798)
Cash and cash equivalents at beginning of period	1,754,378	5,180	614,448	—	2,374,006

Cash and cash equivalents at end of period	$565,002	$7,410	$358,796	$—	$931,208

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$337,055	$93,252	$2,189,175	$(381,555)	$2,237,927

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	19,932	(17,514)	158,098	—	160,516
Revenue earning equipment expenditures	(188,057)	(96,452)	(8,156,363)	—	(8,440,872)
Proceeds from disposal of revenue earning equipment	169,451	75,139	7,273,856	—	7,518,446
Property and equipment expenditures	(92,415)	(19,275)	(67,519)	—	(179,209)
Proceeds from disposal of property and equipment	4,311	11,239	23,355	—	38,905
Capital contributions to subsidiaries	(1,544,332)	—	—	1,544,332	—
Return of capital from subsidiaries	1,877,095	—	—	(1,877,095)	—
Acquisitions, net of acquired	(35)	(43,789)	(3,747)	—	(47,571)
Purchase of short-term investments, net	3,183	94	214	—	3,491
Other investing activities	—	—	2,726	—	2,726

Net cash provided by (used in) investing activities	249,133	(90,558)	(769,380)	(332,763)	(943,568)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,209,866	—	1,425,847	—	2,635,713
Payment of long-term debt	(73,342)	(68)	(2,880,823)	—	(2,954,233)
Short-term borrowings:
Proceeds	—	—	490,490	—	490,490
Payments	(2,615)	—	(968,334)	—	(970,949)
Proceeds (payments) under the revolving lines of credit, net	(18,907)	(3,515)	1,048,492	—	1,026,070
Distributions to noncontrolling interest	—	—	(18,200)	—	(18,200)
Capital contributions received from parent	—	—	1,544,332	(1,544,332)	—
Payment of dividends and return of capital	(23,000)	—	(2,258,650)	2,258,650	(23,000)
Proceeds from employee stock purchase plan	3,208	—	—	—	3,208
Loan from Hertz Global Holdings, Inc.	(6,173)	—	—	—	(6,173)
Excess tax benefits from exercise of stock options	(258)	—	—	—	(258)
Payment of financing costs	(29,111)	—	(49,040)	—	(78,151)

Net cash provided by (used in) financing activities	1,059,668	(3,583)	(1,665,886)	714,318	104,517

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(10,337)	—	(10,337)

Net change in cash and cash equivalents during the period	1,645,856	(889)	(256,428)	—	1,388,539
Cash and cash equivalents at beginning of period	108,522	6,069	870,876	—	985,467

Cash and cash equivalents at end of period	$1,754,378	$5,180	$614,448	$—	$2,374,006

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(730,823)	$(96,344)	$2,882,929	$(353,902)	$1,701,860

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(34,447)	27,468	375,700	—	368,721
Revenue earning equipment expenditures	(88,945)	(29,372)	(7,409,000)	—	(7,527,317)
Proceeds from disposal of revenue earning equipment	67,727	101,495	5,937,402	—	6,106,624
Property and equipment expenditures	(52,503)	(9,863)	(38,335)	—	(100,701)
Proceeds from disposal of property and equipment	(3,076)	8,380	18,393	—	23,697
Capital contributions to subsidiaries	(833,411)	—	—	833,411	—
Return of capital from subsidiaries	1,483,281	—	—	(1,483,281)	—
Acquisitions, net of acquired	(40,333)	—	(36,086)	—	(76,419)
Purchase of short-term investments, net	(3,184)	(94)	(214)	—	(3,492)
Other investing activities	—	—	828	—	828

Net cash provided by (used in) investing activities	495,109	98,014	(1,151,312)	(649,870)	(1,208,059)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,703	—	1,196,193	—	1,200,896
Payment of long-term debt	(189,810)	(74)	(959,992)	—	(1,149,876)
Short-term borrowings:
Proceeds	—	—	364,065	—	364,065
Payments	—	—	(351,773)	—	(351,773)
Proceeds (payments) under the revolving lines of credit, net	(437,976)	(2,268)	(685,855)	—	(1,126,099)
Distributions to noncontrolling interest	—	—	(15,050)	—	(15,050)
Capital contributions received from parent	990,117	—	833,411	(833,411)	990,117
Payment of dividends and return of capital	—	—	(1,837,183)	1,837,183	—
Proceeds from employee stock purchase plan	2,400	—	—	—	2,400
Loan from Hertz Global Holdings, Inc.	(7,186)	—	—	—	(7,186)
Payment of financing costs	(43,856)	—	(1,161)	—	(45,017)

Net cash provided by (used in) financing activities	318,392	(2,342)	(1,457,345)	1,003,772	(137,523)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	35,192	—	35,192

Net change in cash and cash equivalents during the period	82,678	(672)	309,464	—	391,470
Cash and cash equivalents at beginning of period	25,844	6,741	561,412	—	593,997

Cash and cash equivalents at end of period	$108,522	$6,069	$870,876	$—	$985,467

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Subsequent Events

In February 2012, Hertz called the remainder of its outstanding 8.875% Senior Notes due 2014 and 7.875% Senior Notes due January 2014 for redemption. Hertz expects to redeem these notes in full in March 2012.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

THE HERTZ CORPORATION AND SUBSIDIARIES

(In Thousands of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2011	$19,708	$28,164	$68	$(27,658)	(a)	$20,282
Year ended December 31, 2010	$21,268	$19,667	$(695)	$(20,532)	(a)	$19,708
Year ended December 31, 2009	$16,572	$27,951	$1,823	$(25,078)	(a)	$21,268
Tax valuation allowances:
Year ended December 31, 2011	$185,807	$(2,528)	$3,431	$—		$186,710
Year ended December 31, 2010	$167,812	$27,473	$(9,478)	$—		$185,807
Year ended December 31, 2009	$123,210	$39,689	$4,913	$—		$167,812

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

An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our evaluation the internal controls over financial reporting of Donlen Corporation, which was acquired on September 1, 2011. The total assets and total revenues of the excluded business represented 7.7% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. Their report is included in this Annual Report under the caption "Item 8—Financial Statements and Supplementary Data."

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Omitted pursuant to General Instruction I to the Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to the Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

PricewaterhouseCoopers LLP, or "PwC," served as our independent registered public accounting firm, or "independent auditor" for the fiscal years ended December 31, 2011 and 2010. All fees and expenses for services rendered by PwC in 2011 and 2010 were approved by our Audit Committee. PwC's fees and expenses for services rendered to us for the past two fiscal years are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent auditors. The aggregate fees billed by PwC to Hertz were as follows (in thousands of dollars):

	2011	2010
Fees:
Audit	$6,499	$5,976
Audit-related	678	947
Tax	348	412
All other	3	3

Total	$7,528	$7,338

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

Our Audit Committee's charter requires the Audit Committee to pre-approve all audit and permitted non-audit services to be performed by the our independent registered public accounting firm; however, the Audit Committee is permitted to delegate pre-approval authority to a subcommittee consisting of one or more Audit Committee members who are independent directors, and who must then provide a report to the full Audit Committee at its next scheduled meeting. All audit and non-audit fees were pre-approved by the Audit Committee in 2011.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		The Hertz Corporation and Subsidiaries—
		Report of Independent Registered Public Accounting Firm	78
		Consolidated Balance Sheets	80
		Consolidated Statements of Operations	81
		Consolidated Statements of Changes in Equity	82
		Consolidated Statements of Cash Flows	83
		Notes to Consolidated Financial Statements	84
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		The Hertz Corporation and Subsidiaries—Schedule II—Valuation and Qualifying Accounts	147
	3.	Exhibits:

The attached list of exhibits in the "Exhibit Index" immediately following the signature pages to this Annual Report is filed as part of this Annual Report and is incorporated herein by reference in response to this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the borough of Park Ridge, and state of New Jersey, on the 27th day of February, 2012.

THE HERTZ CORPORATION (Registrant)
By:	/s/ ELYSE DOUGLAS
Name:	Elyse Douglas
Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2012:

Signature	Title

/s/ GEORGE W. TAMKE George W. Tamke	Lead Director
/s/ MARK P. FRISSORA Mark P. Frissora	Chief Executive Officer and Chairman of the Board of Directors
/s/ ELYSE DOUGLAS Elyse Douglas	Executive Vice President and Chief Financial Officer
/s/ JATINDAR S. KAPUR Jatindar S. Kapur	Senior Vice President, Finance and Corporate Controller
/s/ BARRY H. BERACHA Barry H. Beracha	Director
/s/ BRIAN A. BERNASEK Brian A. Bernasek	Director
/s/ CARL T. BERQUIST Carl T. Berquist	Director
/s/ MICHAEL J. DURHAM Michael J. Durham	Director
/s/ ANGEL L. MORALES Angel L. Morales	Director
/s/ DAVID H. WASSERMAN David H. Wasserman	Director
/s/ HENRY C. WOLF Henry C. Wolf	Director

SUPPLEMENTAL INFORMATION

The registrant is an indirect wholly-owned subsidiary of Hertz Global Holdings, Inc. No annual report to security holders covering the registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders.

EXHIBIT INDEX

Exhibit Number	Description
2.1.1	Agreement and Plan of Merger among The Hertz Corporation, DNL Merger Corp., Donlen Corporation, Gary Rappeport, as Shareholder Representative and Subsidiary Shareholder (solely with respect to Section 2.2, Section 3.3, Section 3.4, Section 6.5, Section 6.8, Section 6.9, Article IX and Article X) and Nancy Liace as Subsidiary Shareholder (solely with respect to Section 2.2 and Article X) dated July 12, 2011 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on July 18, 2011).
2.1.2
Amendment No. 1 to Agreement and Plan of Merger, dated August 25, 2011, among The Hertz Corporation, DNL Merger Corp., Donlen Corporation, Gary Rappeport, as Shareholder Representative and Subsidiary Shareholder and Nancy Liace as Subsidiary Shareholder dated July 12, 2011 (Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2011).
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
4.1.6
Fifth Supplemental Indenture, dated as of March 11, 2011, among Hertz Entertainment Services Corporation, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.6 of the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).
4.1.7
Sixth Supplemental Indenture, dated as of March 21, 2011, among The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.7 of the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).
4.1.8
Seventh Supplemental Indenture, dated as of September 2, 2011, among Donlen Corporation, The Hertz Corporation, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the U.S. Dollar 8.875% Senior Notes due 2014 and the Euro 7.875% Senior Notes due 2014 (Incorporated by reference to Exhibit 4.1.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2011).
4.2.1
Indenture, dated as of September 30, 2010, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes Due 2018 (Incorporated by reference to Exhibit 4.21 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 9, 2010).
4.2.3
First Supplemental Indenture, dated as of March 11, 2011, among Hertz Entertainment Services Corporation, The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.2.2 of the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).

Exhibit Number	Description
4.2.4	Second Supplemental Indenture, dated as of March 21, 2011, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.2.3 of the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).
4.2.5
Third Supplemental Indenture, dated as of September 2, 2011, among Donlen Corporation, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.2.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2011).
4.3.1
Indenture, dated as of December 20, 2010, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes Due 2021 (Incorporated by reference to Exhibit 4.3.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 25, 2011).
4.3.3
First Supplemental Indenture, dated as of March 11, 2011, among Hertz Entertainment Services Corporation, The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.3.2 of the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).
4.3.4
Second Supplemental Indenture, dated as of March 21, 2011, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.3.3 of the Registration Statement on Form S-4 (File No. 333-173023) of the Hertz Corporation, as filed on March 23, 2011).
4.3.5
Third Supplemental Indenture, dated as of September 2, 2011, among Donlen Corporation, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.3.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2011).
4.4.1
Indenture, dated as of February 8, 2011, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes Due 2019 (Incorporated by reference to Exhibit 4.4.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 25, 2011).
4.4.3
First Supplemental Indenture, dated as of March 11, 2011, among Hertz Entertainment Services Corporation, The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.4.2 of the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).

Exhibit Number	Description
4.4.5	Second Supplemental Indenture, dated as of September 2, 2011, among Donlen Corporation, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.4.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2011).
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
4.6.2
Supplemental Indenture No. 1, dated as of December 21, 2010, to the Third Amended and Restated Base Indenture, between Hertz Vehicle Financing LLC and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.6.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 25, 2011).
4.6.3
Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of September 18, 2009, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.9.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).
4.6.4
Amendment No. 1, dated as of December 21, 2010, to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.6.4 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 25, 2011).
4.6.5
Second Amended and Restated Participation, Purchase and Sale Agreement, dated as of September 18, 2009, among Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer (Incorporated by reference to Exhibit 4.9.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 6, 2009).
4.6.6
Amendment No. 1, dated as of December 21, 2010, to the Second Amended and Restated Purchase and Sale Agreement, among The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz General Interest LLC (Incorporated by reference to Exhibit 4.6.6 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 25, 2011).
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

Exhibit Number	Description
4.6.8	Amendment No. 1, dated as of December 21, 2010, to the Third Amended and Restated Collateral Agency Agreement, among The Hertz Corporation, as a Secured Party and Servicer, Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, and The Bank of New York Mellon Trust Company, N.A., as a Secured Party, Trustee and Collateral Agent (Incorporated by reference to Exhibit 4.6.8 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 25, 2011).
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
4.7.1
Amended and Restated Series 2009-1 Supplement, dated as of December 16, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.7.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 25, 2011).
4.7.2
Amended and Restated Series 2009-1 Note Purchase Agreement, dated as of December 16, 2010, among Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, Certain Conduit Investors, each as a Conduit Investor, Certain Financial Institutions, each as a Committed Note Purchaser, Certain Funding Agents, and Deutsche Bank AG, New York Branch, as Administrative Agent (Incorporated by reference to Exhibit 4.7.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 25, 2011).

Exhibit Number	Description
4.8.1	Series 2010-2 Supplement, dated as of December 16, 2010, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.8.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 25, 2011).
4.8.2
Series 2010-2 Note Purchase Agreement, dated as of December 16, 2010, among Hertz Vehicle Financing LLC, The Hertz Corporation, as Administrator, Certain Conduit Investors, each as a Conduit Investor, Certain Financial Institutions, each as a Committed Note Purchaser, Certain Funding Agents, and Deutsche Bank AG, New York Branch, as Administrative Agent (Incorporated by reference to Exhibit 4.8.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 25, 2011).
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
4.11
Series 2011-1 Supplement, dated as of June 16, 2011, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 5, 2011).
10.1.1
Credit Agreement, dated as of March 11, 2011, among The Hertz Corporation, the several lenders from time to time parties thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Wells Fargo Bank, National Association, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Deutsche Bank Securities Inc., Barclays Capital, Citigroup Global Markets Inc., Credit Agricole Corporate and Investment Bank, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunning Managers (referred to as the Senior Term Facility) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on March 17, 2011).

Exhibit Number	Description
10.1.2	Guarantee and Collateral Agreement, dated as of March 11, 2011, between Hertz Investors, Inc., The Hertz Corporation, certain of its subsidiaries and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, relating to the Senior Term Facility (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on March 17, 2011).
10.2.1
Credit Agreement, dated as of March 11, 2011, between Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG Canada Branch, as Canadian Agent and Canadian Collateral Agent, Wells Fargo Bank, National Association, as Co-Collateral Agent, Wells Fargo Capital Finance, LLC, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (referred to as the Senior ABL Facility) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on March 17, 2011).
10.2.2
U.S. Guarantee and Collateral Agreement, dated as of March 11, 2011, between Hertz Investors, Inc., The Hertz Corporation and certain of its subsidiaries and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, relating to the Senior ABL Facility (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on March 17, 2011).
10.2.3
Canadian Guarantee and Collateral Agreement, dated as of March 11, 2011, among Matthews Equipment Limited, Western Shut-Down (1995) Limited, Hertz Canada Equipment Rental Partnership, 3222434 Nova Scotia Company and certain of their subsidiaries and Deutsche Bank AG Canada Branch, as Canadian Agent and Canadian Collateral Agent, relating to the Senior ABL Facility (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on March 17, 2011).
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
10.4
Credit Agreement, dated as of September 22, 2011, among The Hertz Corporation, and Puerto Ricancars, Inc., as Borrowers, the several lenders from time to time parties thereto, Gelco Corporation d/b/a GE Fleet Services, as Administrative Agent, Domestic Collateral Agent and PRUSVI Collateral Agent, Bank of America, N.A., as Documentation Agent and Bank of America, N.A. and GE Capital Markets, Inc. as Joint Lead Arrangers and Bookrunning Managers (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2011).
10.5.1	Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).†
10.5.2
First Amendment to the Hertz Global Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-135782), as filed on October 27, 2006).†

Exhibit Number	Description
10.5.3	Form of Stock Subscription Agreement under Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).†
10.5.4	Form of Stock Option Agreement under Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of The Hertz Corporation, as filed on March 31, 2006).†
10.5.5
Form of Management Stock Option Agreement under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on August 16, 2007).†
10.6.1
Hertz Global Holdings, Inc. Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-135782), as filed on November 7, 2006).†
10.6.2
Form of Director Stock Option Agreement under Director Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 29, 2008).†
10.7.1
Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (as amended and restated, effective as of March 4, 2010) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.7.2
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.7.3
Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.7.4
Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.7.5
Form of Director Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.7.6
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for agreements entered into after January 1, 2011) (Incorporated by reference to Exhibit 10.6.6 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†
10.7.7
Form of Special Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan approved for fiscal year 2011 grant to Mark P. Frissora (Incorporated by reference to Exhibit 10.6.7 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†
10.8.1
The Hertz Corporation Supplemental Retirement and Savings Plan (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

Exhibit Number	Description
10.8.2	Amendment of The Hertz Corporation Supplemental Retirement and Savings Plan (as amended and restated, effective as of December 31, 2008) (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009).†
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
10.12
Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008).†
10.13.1
Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and executive officers (Incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 7, 2008).†
10.13.2
Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and executive officers (form used for agreements entered into after March 3, 2010) (Incorporated by reference to 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on June 1, 2010).†
10.13.3
Letter Agreement regarding revised Change in Control Severance Agreement from the Hertz Corporation to Michel Taride dated as of February 1, 2008 (Incorporated by reference to Exhibit 10.13.3 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on February 27, 2012).†
10.14
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†
10.15
The Hertz Corporation Account Balance Defined Benefit Pension Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†
10.16
The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764), as filed on August 30, 2005).†
10.17
The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†
10.18
Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

Exhibit Number	Description
10.19	Amended and Restated Employment Agreement, dated as of December 31, 2008, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009).†
10.20.1
Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-135782), as filed on October 23, 2006).
10.20.2
Amendment No. 1 to Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.29.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on March 3, 2009).
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
10.22
Amended and Restated Indemnification Agreement, dated as of November 23, 2009, by and among Hertz Global Holdings, Inc., The Hertz Corporation, Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Clayton, Dubilier & Rice, Inc., Clayton, Dubilier & Rice, LLC and Clayton Dubilier & Rice Holdings, L.P. (Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 5, 2011).
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
10.27.2
Registration Rights Agreement, dated as of December 21, 2005, among CCMG Holdings, Inc. (now known as Hertz Global Holdings, Inc.), Clayton, Dubilier & Rice Fund VII, L.P., CDR CCMG Co-Investor L.P., Carlyle Partners IV, L.P., CP IV Coinvestment, L.P., CEP II U.S. Investments, L.P., CEP II Participations S.à.r.l, ML Global Private Equity Fund, L.P., Merrill Lynch Ventures L.P. 2001, ML Hertz Co-Investor, L.P. and CMC-Hertz Partners, L.P. (Incorporated by reference to Exhibit 4.11 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-135782), as filed on October 23, 2006).
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
10.28
Separation Agreement and General Release, dated as of February 28, 2011, between Hertz Global Holdings, Inc. and The Hertz Corporation and Gerald Plescia (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on March 4, 2011).
10.29	Form of Special Award Agreement (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†

Exhibit Number	Description
10.30	Living accommodation and optional purchase agreement, dated as of July 7, 2011, between Michel Taride and Hertz Europe Ltd. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on July 8, 2011).
12	Computation of Consolidated Ratio of Earnings to Fixed Charges (Unaudited) for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.
21.1	Subsidiaries of The Hertz Corporation
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

As of December 31, 2011, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.