Form 10-Q
period 2012-06-30
HERTZ CORP
filed 2012-08-03
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 2, 2012, all of the common stock of the registrant was owned by its affiliate, Hertz Investors, Inc. As of August 2, 2012, 100 shares of the registrant's common stock (par value $0.01) were issued and outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM l.    Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of The Hertz Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of June 30, 2012, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2012 and June 30, 2011 and the consolidated statements of cash flows for the six-month periods ended June 30, 2012 and June 30, 2011. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 2, 2012

THE HERTZ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

Unaudited

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$585,963	$931,208
Restricted cash and cash equivalents	175,449	308,039
Receivables, less allowance for doubtful accounts of $21,899 and $20,282	1,448,271	1,616,382
Due from Hertz Global Holdings, Inc.	13,458	—
Inventories, at lower of cost or market	101,712	83,978
Prepaid expenses and other assets	414,737	416,134
Revenue earning equipment, at cost:
Cars	12,027,004	9,678,765
Less accumulated depreciation	(1,619,009)	(1,360,012)
Other equipment	3,046,549	2,830,176
Less accumulated depreciation	(1,016,585)	(1,043,520)

Total revenue earning equipment	12,437,959	10,105,409

Property and equipment, at cost:
Land, buildings and leasehold improvements	1,172,743	1,146,112
Service equipment and other	1,112,298	1,050,915

	2,285,041	2,197,027
Less accumulated depreciation	(1,020,772)	(945,173)

Total property and equipment	1,264,269	1,251,854

Other intangible assets, net	2,544,011	2,562,234
Goodwill	452,408	392,094

Total assets	$19,438,237	$17,667,332

LIABILITIES AND EQUITY
Accounts payable	$1,487,086	$897,489
Due to Hertz Global Holdings, Inc.	—	412
Accrued liabilities	1,062,312	1,126,338
Accrued taxes	202,757	162,984
Debt	12,046,539	10,907,849
Public liability and property damage	270,640	281,534
Deferred taxes on income	1,690,894	1,661,872

Total liabilities	16,760,228	15,038,478

Commitments and contingencies
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,492,199	3,473,625
Accumulated deficit	(776,152)	(816,376)
Accumulated other comprehensive loss	(38,057)	(28,414)

Total The Hertz Corporation and Subsidiaries stockholder's equity	2,677,990	2,628,835
Noncontrolling interest	19	19

Total equity	2,678,009	2,628,854

Total liabilities and equity	$19,438,237	$17,667,332

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands of Dollars)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Car rental	$1,849,327	$1,731,200	$3,472,558	$3,210,138
Equipment rental	334,199	301,641	635,525	569,727
Other	41,622	39,452	77,990	72,431

Total revenues	2,225,148	2,072,293	4,186,073	3,852,296

Expenses:
Direct operating	1,188,933	1,187,306	2,304,080	2,260,971
Depreciation of revenue earning equipment and lease charges	519,750	419,669	1,033,867	855,758
Selling, general and administrative	206,550	195,498	414,286	377,688
Interest expense	139,287	153,589	288,776	338,350
Interest income	(468)	(1,546)	(1,560)	(3,402)
Other (income) expense, net	(554)	10,801	(1,011)	62,677

Total expenses	2,053,498	1,965,317	4,038,438	3,892,042

Income (loss) before income taxes	171,650	106,976	147,635	(39,746)
Provision for taxes on income	(70,684)	(39,793)	(94,911)	(12,365)

Net income (loss)	100,966	67,183	52,724	(52,111)
Less: Net income attributable to noncontrolling interest	—	(5,087)	—	(8,760)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$100,966	$62,096	$52,724	$(60,871)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands of Dollars)

Unaudited

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Net income		$100,966		$67,183

Other comprehensive income (loss), net of tax:
Translation adjustment changes, (net of tax of 2012: $1,756 and 2011: $324)	$(46,090)		$16,259
Unrealized holding gains on securities, (net of tax of 2012: $9 and 2011: $765)	11		1,202
Other, (net of tax of 2012: $0 and 2011: $0)	196		(18)
Unrealized loss on Euro-denominated debt, (net of tax of 2012: $0 and 2011: $(2,150))	—		(3,357)
Defined benefit pension plans
Net gains arising during the period, (net of tax of 2012: $1,251 and 2011: $888)	2,196		15,699

Defined benefit pension plans	2,196		15,699

Other comprehensive income (loss)		(43,687)		29,785

Comprehensive income		57,279		96,968
Less: Comprehensive income attributable to noncontrolling interest		—		(5,087)

Comprehensive income attributable to The Hertz Corporation and Subsidiaries' common stockholder		$57,279		$91,881

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Net income (loss)		$52,724		$(52,111)

Other comprehensive income (loss), net of tax:
Translation adjustment changes, (net of tax of 2012: $382 and 2011: ($1,650))	$(16,520)		$58,730
Unrealized holding gains on securities, (net of tax of 2012: $1,968 and 2011: $765)	3,097		1,235
Other, (net of tax of 2012: $0 and 2011: $0)	108		(60)
Unrealized loss on Euro-denominated debt, (net of tax of 2012: $0 and 2011: $(9,548))	—		(14,915)
Defined benefit pension plans
Net gains arising during the period, (net of tax of 2012: $2,338 and 2011: $1,675)	3,672		17,082

Defined benefit pension plans	3,672		17,082

Other comprehensive income (loss)		(9,643)		62,072

Comprehensive income		43,081		9,961
Less: Comprehensive income attributable to noncontrolling interest		—		(8,760)

Comprehensive income attributable to The Hertz Corporation and Subsidiaries' common stockholder		$43,081		$1,201

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Unaudited

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$52,724	$(52,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	989,300	809,433
Depreciation of property and equipment	83,756	77,140
Amortization of other intangible assets	39,029	33,679
Amortization and write-off of deferred financing costs	29,413	63,102
Amortization and write-off of debt discount	2,795	11,914
Stock-based compensation charges	14,977	16,630
Gain on derivatives	(856)	(2,203)
Loss on revaluation of foreign denominated debt	2,498	—
Provision for losses on doubtful accounts	13,582	14,313
Asset writedowns	3,181	23,311
Deferred taxes on income	40,869	(21,441)
Gain on sale of property and equipment	(716)	(4,748)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(226,556)	(187,818)
Inventories, prepaid expenses and other assets	(33,060)	(57,831)
Accounts payable	142,051	138,214
Accrued liabilities	7,947	(179,257)
Accrued taxes	16,806	21,667
Public liability and property damage	(6,842)	(4,393)

Net cash provided by operating activities	1,170,898	699,601

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	130,137	(60,233)
Revenue earning equipment expenditures	(5,698,892)	(5,466,856)
Proceeds from disposal of revenue earning equipment	3,608,323	3,488,890
Property and equipment expenditures	(137,168)	(125,370)
Proceeds from disposal of property and equipment	56,421	28,388
Acquisitions, net of cash acquired	(161,844)	(10,976)
Purchase of short-term investments, net	—	(32,891)
Other investing activities	(625)	1,303

Net cash used in investing activities	$(2,203,648)	$(2,177,745)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands of Dollars)

Unaudited

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$270,529	$3,028,591
Payment of long-term debt	(643,083)	(3,631,472)
Short-term borrowings:
Proceeds	246,664	285,803
Payments	(656,231)	(489,217)
Proceeds (payments) under the revolving lines of credit, net	1,543,770	728,855
Distributions to noncontrolling interest	—	(10,500)
Purchase of noncontrolling interest	(38,000)	—
Proceeds from employee stock purchase plan	1,988	1,716
Loan with Hertz Global Holdings, Inc.	(13,870)	182
Payment of financing costs	(6,949)	(81,392)
Dividends paid	(12,500)	(12,450)

Net cash provided by (used in) financing activities	692,318	(179,884)

Effect of foreign exchange rate changes on cash and cash equivalents	(4,813)	31,602

Net decrease in cash and cash equivalents during the period	(345,245)	(1,626,426)
Cash and cash equivalents at beginning of period	931,208	2,374,006

Cash and cash equivalents at end of period	$585,963	$747,580

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$269,429	$330,930
Income taxes	37,655	25,338
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$598,620	$628,695
Sales of revenue earning equipment included in receivables	178,409	263,954
Purchases of property and equipment included in accounts payable	42,060	59,633
Sales of property and equipment included in receivables	9,163	14,356

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1—Background

The Hertz Corporation together with its subsidiaries are referred to herein as "we," "our" and "us." The Hertz Corporation is referred to herein as "Hertz," 100% of Hertz outstanding capital stock is owned by Hertz Investors, Inc., and 100% of Hertz Investors, Inc.'s capital stock is owned by Hertz Global Holdings, Inc., our ultimate parent company, is referred to herein as "Hertz Holdings."

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company acquired an ownership interest in Hertz in 1987. Prior to this, Hertz was a subsidiary of United Continental Holdings, Inc. (formerly Allegis Corporation), which acquired Hertz's outstanding capital stock from RCA Corporation in 1985.

On December 21, 2005, investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., which was succeeded by Clayton, Dubilier & Rice, LLC, or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  Merrill Lynch Global Private Equity, Inc., or "MLGPE,"

acquired all of our common stock from Ford Holdings LLC. In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., Inc., the former parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by the investment funds associated with MLGPE. We refer to CD&R, Carlyle and MLGPE collectively as the "Sponsors." We refer to the acquisition of all of our common stock by the Sponsors as the "Acquisition."

After giving effect to Hertz Holdings' initial public offering in November 2006 and subsequent offerings, the Sponsors' holdings represent approximately 38% of the outstanding shares of common stock of Hertz Holdings as of June 30, 2012.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or "FASB," issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income," requiring companies to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements of net income and other comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These provisions became effective for us beginning with the quarterly report for the period ended March 31, 2012. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers the timing of implementing only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments.

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

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of June 30, 2012 and December 31, 2011, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $104.0 million and $213.6 million, respectively. The decrease in restricted cash and cash equivalents associated with our fleet debt of $109.6 million from December 31, 2011 to June 30, 2012 was primarily related to the timing of purchases and sales of revenue earning vehicles.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 4—Goodwill and Other Intangible Assets

The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2012
Goodwill	$419.3	$693.8	$1,113.1
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	373.2	18.9	392.1

Goodwill acquired during the period	—	76.8	76.8
Adjustments to previously recorded purchase price allocation	(15.1)	—	(15.1)
Other changes during the period(1)	(0.9)	(0.5)	(1.4)

	(16.0)	76.3	60.3
Balance as of June 30, 2012
Goodwill	403.3	770.1	1,173.4
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	$357.2	$95.2	$452.4

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2011
Goodwill	$367.9	$681.7	$1,049.6
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	321.8	6.8	328.6

Goodwill acquired during the year	53.1	12.3	65.4
Adjustments to previously recorded purchase price allocation	(0.9)	(0.1)	(1.0)
Other changes during the year(1)	(0.8)	(0.1)	(0.9)

	51.4	12.1	63.5
Balance as of December 31, 2011
Goodwill	419.3	693.8	1,113.1
Accumulated impairment losses	(46.1)	(674.9)	(721.0)

	$373.2	$18.9	$392.1

(1)
Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$689.7	$(399.4)	$290.3
Other(1)	78.4	(32.9)	45.5

Total	768.1	(432.3)	335.8

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,976.3	$(432.3)	$2,544.0

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$672.6	$(365.5)	$307.1
Other(1)	74.7	(27.8)	46.9

Total	747.3	(393.3)	354.0

Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2

Total	2,208.2	—	2,208.2

Total other intangible assets, net	$2,955.5	$(393.3)	$2,562.2

(1)
Other amortizable intangible assets primarily consist of our Advantage trade name and concession rights, Donlen trade name, reacquired franchise rights, non-compete agreements and technology-related intangibles.

(2)
Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of other intangible assets for the three months ended June 30, 2012 and 2011, was approximately $19.8 million and $16.9 million, respectively, and for the six months ended June 30, 2012 and 2011, was approximately $39.0 million and $33.7 million, respectively. Based on our amortizable intangible assets as of June 30, 2012, we expect amortization expense to be approximately $37.9 million for the remainder of 2012, $75.3 million in 2013, $71.4 million in 2014, $69.1 million in 2015, $20.6 million in 2016 and $8.6 million in 2017.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

On September 1, 2011, Hertz acquired 100% of the equity interest in Donlen, a leading provider of fleet leasing and management services. The amount of revenue and earnings of the combined entity had the acquisition date been January 1, 2010, are as follows (in millions):

	Revenue	Earnings (Loss)
2011 supplemental pro forma for the second quarter of 2011 (combined entity)	$2,171.0	$65.3
2011 supplemental pro forma for the first half of 2011 (combined entity)	4,045.0	(55.4)

2011 supplemental pro forma revenue for the three months ended June 30, 2011 excludes $1.2 million related to deferred revenue which was eliminated as part of acquisition accounting. 2011 supplemental pro forma earnings for the three months ended June 30, 2011 excludes $0.7 million related to deferred income which was eliminated as part of acquisition accounting. 2011 supplemental pro forma revenue for the six months ended June 30, 2011 excludes $2.6 million related to deferred revenue which was eliminated as part of acquisition accounting. 2011 supplemental pro forma earnings for the six months ended June 30, 2011 excludes $1.6 million related to deferred income which was eliminated as part of acquisition accounting.

This transaction has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of Donlen from the date of acquisition are included in our consolidated statements of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is substantially complete, except with regards to deferred taxes on income, which could change based upon the completion of Donlen's pre-acquisition tax return.

Other Acquisitions

Additionally, during the six months ended June 30, 2012, we added nine domestic equipment rental locations through external acquisitions. These acquisitions are not material to the consolidated amounts presented within our statement of operations for the three-month and six-month periods ended June 30, 2012.

Note 5—Taxes on Income

The effective tax rate for the three and six months ended June 30, 2012 was 41.2% and 64.3%, respectively. The provision for taxes on income of $70.6 million in the three months ended June 30, 2012 increased from $39.8 million in the three months ended June 30, 2011, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized. The provision for taxes on income of $94.9 million in the six months ended June 30, 2012 increased from $12.4 million in the six months ended June 30, 2011, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 6—Depreciation of Revenue Earning Equipment and Lease Charges

Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Three Months Ended June 30,
	2012	2011
Depreciation of revenue earning equipment	$539.5	$453.3
Adjustment of depreciation upon disposal of revenue earning equipment	(41.2)	(56.3)
Rents paid for vehicles leased	21.5	22.7

Total	$519.8	$419.7

	Six Months Ended June 30,
	2012	2011
Depreciation of revenue earning equipment	$1,069.9	$871.8
Adjustment of depreciation upon disposal of revenue earning equipment	(80.6)	(62.4)
Rents paid for vehicles leased	44.6	46.3

Total	$1,033.9	$855.7

The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended June 30, 2012 and 2011, included net gains of $38.3 million and $53.6 million, respectively, on the disposal of vehicles used in our car rental operations and net gains of $2.9 million and $2.7 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the six months ended June 30, 2012 and 2011, included net gains of $73.2 million and $59.7 million, respectively, on the disposal of vehicles used in our car rental operations and net gains of $7.4 million and $2.7 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the six months ended June 30, 2012, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net decreases of $37.1 million and $37.3 million in depreciation expense for the three and six months ended June 30, 2012, respectively. During the three-month and six-month periods ended June 30, 2012, there was no impact from depreciation rate changes in our equipment rental operations.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 7—Debt

Our debt consists of the following (in millions of dollars):

Facility	Average Interest Rate at June 30, 2012(1)	Fixed or Floating Interest Rate	Maturity	June 30, 2012	December 31, 2011
Corporate Debt
Senior Term Facility	3.75%	Floating	3/2018	$1,382.5	$1,389.5
Senior ABL Facility	2.50%	Floating	3/2016	410.0	—
Senior Notes(2)	7.09%	Fixed	10/2018–1/2021	2,450.0	2,638.6
Promissory Notes	6.96%	Fixed	6/2012–1/2028	48.7	224.7
Other Corporate Debt	5.39%	Floating	Various	52.0	49.6
Unamortized Net (Discount) Premium (Corporate)				3.3	(6.9)

Total Corporate Debt				4,346.5	4,295.5

Fleet Debt
U.S. ABS Program
U.S. Fleet Variable Funding Notes:
Series 2009-1(3)	1.24%	Floating	3/2013	2,025.0	1,000.0
Series 2010-2(3)	1.38%	Floating	3/2013	200.0	170.0
Series 2011-2(3)	N/A	Floating	4/2012	—	175.0

				2,225.0	1,345.0

U.S. Fleet Medium Term Notes
Series 2009-2(3)	4.95%	Fixed	3/2013–3/2015	1,384.3	1,384.3
Series 2010-1(3)	3.77%	Fixed	2/2014–2/2018	749.8	749.8
Series 2011-1(3)	2.86%	Fixed	3/2015–3/2017	598.0	598.0

				2,732.1	2,732.1

Donlen ABS Program
Donlen GN II Variable Funding Notes	1.17%	Floating	8/2012	879.1	811.2

Other Fleet Debt
U.S. Fleet Financing Facility	3.00%	Floating	9/2015	136.0	136.0
European Revolving Credit Facility	3.13%	Floating	6/2015	261.8	200.6
European Fleet Notes	8.50%	Fixed	7/2015	498.7	517.7
European Securitization(3)	2.78%	Floating	7/2013	316.5	256.2
Canadian Securitization	2.13%	Floating	6/2013	131.7	68.3
Australian Securitization(3)	5.31%	Floating	12/2012	154.2	169.3
Brazilian Fleet Financing Facility	14.22%	Floating	2/2013	14.8	23.1
Capitalized Leases	4.40%	Floating	Various	358.4	363.7
Unamortized Discount (Fleet)				(8.3)	(10.9)

				1,863.8	1,724.0

Total Fleet Debt				7,700.0	6,612.3

Total Debt				$12,046.5	$10,907.8

Note:
For further information on the definitions and terms of our debt, see Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(1)
As applicable, reference is to the June 30, 2012 weighted average interest rate (weighted by principal balance).

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

(2)
References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of June 30, 2012, the outstanding principal amount for each such series of the Senior Notes is also specified below.

	Outstanding Principal (in millions)
Senior Notes	June 30, 2012	December 31, 2011
8.875% Senior Notes due January 2014	$—	$162.3
7.875% Senior Notes due January 2014	—	276.3	(€213.5)
7.50% Senior Notes due October 2018	700.0	700.0
7.375% Senior Notes due January 2021	500.0	500.0
6.75% Senior Notes due April 2019	1,250.0	1,000.0

	$2,450.0	$2,638.6

(3)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

Maturities

The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows:

2013	$5,519.0	(including $4,915.3 of other short-term borrowings*)
2014	$280.0
2015	$1,211.3
2016	$888.4
2017	$244.7
After 2017	$3,908.1

*
Our short-term borrowings as of June 30, 2012 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, Senior ABL Facility, U.S. Fleet Financing Facility, U.S. Fleet Variable Funding Notes, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility and the Donlen GN II Variable Funding Notes. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. As of June 30, 2012, short-term borrowings had a weighted average interest rate of 2.0%.

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

Letters of Credit

As of June 30, 2012, there were outstanding standby letters of credit totaling $608.8 million. Of this amount, $563.1 million was issued under the Senior Credit Facilities ($291.0 million of which was issued for the benefit of the U.S. ABS Program and $64.6 million was related to other debt obligations) and the remainder is primarily to support self-insurance programs (including insurance policies with respect to which we have agreed to indemnify the policy issuers for any losses) as well as airport concession

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

obligations in the United States, Canada and Europe. As of June 30, 2012, none of these letters of credit have been drawn upon.

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

In March 2012, Hertz amended the Canadian Securitization to extend the maturity date from March 2012 to May 2012. In the second quarter 2012, the maturity date was extended to June 2013.

In April 2012, Hertz paid off the remaining debt outstanding under the U.S. ABS Program Series 2011-2 U.S. Fleet Variable Funding Notes and terminated the facility.

In May 2012, the borrowing capacity of the Series 2009-1 under our U.S. Fleet Variable Funding Notes was increased by $250 million.

In June 2012, Hertz amended the European Revolving Credit Facility to extend the maturity date from June 2013 to June 2015.

In June 2012, Hertz amended the Brazilian Fleet Financing Facility to extend the maturity date from June 2012 to February 2013.

In June 2012, Hertz amended the European Seasonal Revolving Credit Facility under the European Revolving Credit Facility to create a commitment period running from June 2012 to November 2012 that provides for aggregate maximum borrowings of €85.7 million (the equivalent of $106.9 million as of June 30, 2012), subject to borrowing base availability.

During the first half of 2012, Donlen's GN II Variable Funding Notes remained outstanding and lender commitments thereunder were increased to permit aggregate maximum borrowings of $900.0 million (subject to borrowing base availability).

See Note 17—Subsequent Events.

Registration Rights

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the issuance of $250 million in aggregate principal amount of the 6.75% Senior Notes due 2019 in March 2012, Hertz has agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under the exchange and registration rights agreement, including by failing to have the registration statement become effective by March 2013 or failing to complete the exchange offer by April 2013, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where a default has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

up to a maximum of 0.50%. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of June 30, 2012 has been issued from the terms disclosed in our Form 10-K.

Financial Covenant Compliance

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2012, we were not subject to such contractually specified fixed charge coverage ratio.

Borrowing Capacity and Availability

As of June 30, 2012, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,027.6	$782.4

Total Corporate Debt	1,027.6	782.4

Fleet Debt
U.S. Fleet Variable Funding Notes	163.1	36.8
Donlen GN II Variable Funding Notes	26.1	2.1
U.S. Fleet Financing Facility	54.0	16.2
European Revolving Credit Facility	119.3	66.7
European Securitization	157.3	16.8
Canadian Securitization	63.4	20.6
Australian Securitization	97.8	—
Capitalized Leases	132.2	25.6

Total Fleet Debt	813.2	184.8

Total	$1,840.8	$967.2

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

As of June 30, 2012, the Senior Term Facility had approximately $0.3 million available under the letter of credit facility and the Senior ABL Facility had $1,081.6 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which we are the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2012 and December 31, 2011, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $528.1 million and $456.3 million, respectively, and total liabilities primarily comprised of debt of $527.6 million and $455.8 million, respectively.

Note 8—Employee Retirement Benefits

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$7.0	$6.9	$0.3	$1.8	$0.1	$—
Interest cost	7.4	7.5	2.3	2.8	0.2	0.3
Expected return on plan assets	(8.0)	(8.1)	(3.0)	(3.1)	—	—
Net amortizations	3.2	2.3	(0.1)	(0.3)	—	0.1
Settlement loss	—	0.4	—	—	—	—
Curtailment gain	—	—	—	(13.1)	—	—

Net pension/postretirement expense	$9.6	$9.0	$(0.5)	$(11.9)	$0.3	$0.4

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Pension Benefits
					Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$13.3	$13.1	$0.6	$3.5	$0.2	$0.1
Interest cost	13.9	14.0	4.6	5.6	0.4	0.5
Expected return on plan assets	(15.3)	(15.2)	(6.0)	(6.2)	—	—
Net amortizations	6.0	4.3	(0.1)	(0.6)	—	0.1
Settlement loss	—	0.7	—	—	—	—
Curtailment gain	—	—	—	(13.1)	—	—

Net pension/postretirement expense	$17.9	$16.9	$(0.9)	$(10.8)	$0.6	$0.7

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three and six months ended June 30, 2012, we contributed $11.8 million and $32.2 million, respectively, to our worldwide pension plans, including discretionary contributions of $0.0 million and $3.2 million, respectively, to our United Kingdom, or "U.K.," defined benefit pension plan and benefit payments made through unfunded plans. For the three and six months ended June 30, 2011, we contributed $12.3 million and $57.1 million, respectively, to our worldwide pension plans, including discretionary contributions of $0.8 million and $13.2 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. The level of future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

On June 30, 2011, we approved an agreement with the trustees of our U.K. defined benefit pension plan to cease all future benefit accruals to existing members and to close the plan to new members. Effective July 1, 2011, we introduced a defined contribution plan with company matching contributions to replace the U.K. defined benefit pension plan. The company matching contributions are generally 100% of the employee contributions, up to 8% of pay, except that former members of the defined benefit pension plan receive an enhanced match for five years. In the year ended December 31, 2011, we recognized a gain of $13.1 million for the U.K. plan that represented unamortized prior service cost from a 2010 amendment that eliminated discretionary pension increases related to pre-1997 service primarily for inactive employees.

We also sponsor postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants' contributions adjusted annually. An unfunded liability is recorded. We also have a key officer postretirement car benefit plan that provides the use of a vehicle from our fleet and insurance for the participants' benefit for retired Senior Vice Presidents and above who have a minimum of 20 years of service and who retire at age 58 or above. The assigned car benefit is available for 15 years post-retirement or until the participant reaches the age of 80, whichever occurs last.

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

Note 9—Stock-Based Compensation

In March 2012, Hertz Holdings granted 527,360 Restricted Stock Units, or "RSUs," to certain executives and employees at fair values ranging from $13.65 to $14.47, 747,423 Performance Stock Units, or "PSUs," at a fair value of $13.65, and 1,083,962 PSUs (referred to as Price Vesting Units, or "PVUs") at fair values ranging from $10.13 to $11.26 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." The PSUs have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on 2012 and 2013 Hertz Holdings' Corporate EBITDA results. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation (which includes revenue earning equipment lease charges) and amortization and "Corporate EBITDA," represents EBITDA as adjusted for car rental fleet interest, car rental fleet depreciation and certain other items, as provided in the applicable award agreements. Of the PVUs granted, one half will fully vest after three years if Hertz Holdings' stock price appreciates 15% over the grant date price, and one half will fully vest after four years if Hertz Holdings' stock price appreciates 25% over the grant date price. Partial attainment of Hertz Holdings' stock appreciation targets will result in partial vesting. The achievement of the market condition for the PVUs is determined based on the average closing stock price for the 20 trading day period ending March 6, 2015 and 2016, respectively. In May 2012, Hertz Holdings granted 146,301 RSUs at a fair value of $15.48.

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

A summary of the total compensation expense and associated income tax benefits recognized under the Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense	$7.5	$7.6	$15.0	$16.6
Income tax benefit	(2.9)	(3.0)	(5.8)	(6.4)

Total	$4.6	$4.6	$9.2	$10.2

As of June 30, 2012, there was approximately $51.2 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 1.6 years, on a weighted average basis, of the requisite service period that began on the grant dates.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 10—Segment Information

Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. We have identified two reportable segments: rental and leasing of cars, crossovers and light trucks, or "car rental," and rental of industrial, construction, material handling and other equipment, or "equipment rental." Other reconciling items include general corporate assets and expenses, certain interest expense (including net interest on corporate debt), as well as other business activities. Donlen is included in the car rental reportable segment.

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

	Three Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2012	2011	2012	2011
Car rental	$1,889.6	$1,768.8	$277.4	$242.2
Equipment rental	335.0	301.7	42.5	33.4

Total reportable segments	2,224.6	2,070.5	319.9	275.6
Other	0.5	1.8

Total	$2,225.1	$2,072.3

Adjustments:
Other reconciling items(1)			(79.8)	(84.9)
Purchase accounting(2)			(29.0)	(22.5)
Non-cash debt charges(3)			(13.9)	(21.0)
Restructuring charges			(16.1)	(33.7)
Restructuring related charges(4)			(5.0)	(2.8)
Acquisition related costs			(4.5)	(6.1)
Pension adjustment(5)			—	13.1
Premiums paid on debt(6)			—	(10.7)

Income before income taxes			$171.6	$107.0

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

	Six Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2012	2011	2012	2011
Car rental	$3,547.9	$3,279.1	$369.0	$303.5
Equipment rental	637.1	569.9	68.4	43.6

Total reportable segments	4,185.0	3,849.0	437.4	347.1
Other	1.1	3.3

Total	$4,186.1	$3,852.3

Adjustments:
Other reconciling items(1)			(161.7)	(166.1)
Purchase accounting(2)			(53.0)	(43.1)
Non-cash debt charges(3)			(32.6)	(75.1)
Restructuring charges			(25.5)	(38.4)
Restructuring related charges(4)			(5.6)	(3.3)
Acquisition related costs			(11.4)	(9.0)
Management transition costs			—	(2.5)
Pension adjustment(5)			—	13.1
Premiums paid on debt(6)			—	(62.4)

Income (loss) before income taxes			$147.6	$(39.7)

(1)
Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

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

Total assets increased $1,770.9 million from December 31, 2011 to June 30, 2012. The increase was primarily related to increases in our car rental and equipment rental segments' revenue earning equipment, partly offset by decreases in our cash and cash equivalents, primarily relating to the redemption of our 8.875% Senior Notes and our 7.875% Senior Notes, restricted cash and cash equivalents and fleet receivables, due to the timing of sales of revenue earning equipment.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 11—Total Equity

(in Millions)	100 Shares Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
December 31, 2011	$—	$3,473.6	$(816.4)	$(28.4)	$—	$2,628.8
Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder			52.7			52.7
Other comprehensive loss				(9.6)		(9.6)
Dividends paid			(12.5)			(12.5)
Stock-based employee compensation charges, net of tax		15.0				15.0
Proceeds from employee stock purchase plan		2.3				2.3
Hertz Holdings common shares issued to Directors		1.3				1.3

June 30, 2012	$—	$3,492.2	$(776.2)	$(38.0)	$—	$2,678.0

(in Millions)	100 Shares Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Equity
December 31, 2010	$—	$3,452.0	$(1,003.9)	$37.8	$16.5	$2,502.4
Net loss attributable to The Hertz Corporation and Subsidiaries' common stockholder			(60.9)			(60.9)
Other comprehensive income				62.1		62.1
Dividend payment to noncontrolling interest					(10.5)	(10.5)
Net income relating to noncontrolling interest					8.7	8.7
Dividends paid			(12.4)			(12.4)
Stock-based employee compensation charges, net of tax		16.6				16.6
Proceeds from employee stock purchase plan		2.0				2.0
Hertz Holdings common shares issued to Directors		1.4				1.4

June 30, 2011	$—	$3,472.0	$(1,077.2)	$99.9	$14.7	$2,509.4

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Accumulated other comprehensive loss as of June 30, 2012 and December 31, 2011 includes accumulated translation gains of $74.8 million and $91.3 million, respectively, pension benefits of $(96.0) million and $(99.6) million, respectively, unrealized losses on our Euro-denominated debt of $(19.4) million and $(19.4) million, respectively, unrealized holding gains of $3.4 million and $0.3 million, respectively, and other of $(0.9) million and $(1.0) million, respectively.

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

During the first and second quarter of 2012, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 65 employees and 280 employees, respectively.

From January 1, 2007 through June 30, 2012, we incurred $556.0 million ($273.3 million for our car rental segment, $228.2 million for our equipment rental segment and $54.5 million of other) of restructuring charges.

Additional efficiency and cost saving initiatives are being developed, however, we presently do not have firm plans or estimates of any related expenses.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
By Type:
Termination benefits	$13.5	$3.4	$16.2	$4.4
Pension and post retirement expense	—	0.3	—	0.3
Consultant costs	0.4	0.2	0.6	0.3
Asset writedowns	—	22.6	2.7	23.3
Facility closure and lease obligation costs	2.2	6.9	6.0	10.0
Other	—	0.3	—	0.1

Total	$16.1	$33.7	$25.5	$38.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
By Caption:
Direct operating	$7.0	$30.4	$14.6	$34.5
Selling, general and administrative	9.1	3.3	10.9	3.9

Total	$16.1	$33.7	$25.5	$38.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
By Segment:
Car rental	$11.8	$3.5	$17.0	$4.5
Equipment rental	2.5	29.8	6.7	33.6
Other reconciling items	1.8	0.4	1.8	0.3

Total	$16.1	$33.7	$25.5	$38.4

The following table sets forth the activity affecting the restructuring accrual during the six months ended June 30, 2012 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2012	$9.1	$0.2	$0.6	$11.7	$21.6
Charges incurred	16.2	—	0.6	8.7	25.5
Cash payments	(8.4)	—	(0.7)	(1.8)	(10.9)
Other(1)	0.2	—	(0.1)	(8.8)	(8.7)

Balance as of June 30, 2012	$17.1	$0.2	$0.4	$9.8	$27.5

(1)
Consists of decreases of $6.2 million for facility closures and $2.7 million for asset writedowns, partly offset by an increase of $0.2 million due to foreign currency translation.

Note 13—Financial Instruments

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Fair value approximates the amount indicated on the balance sheet at June 30, 2012 and December 31, 2011 because of the short-term maturity of these instruments. Money market accounts, whose fair value at June 30, 2012, is measured using Level 1 inputs, totaling $273.2 million and $118.6 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2011, is measured using Level 1 inputs, totaling $566.0 million and $142.9 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively.

Marketable Securities

Marketable securities held by us consist of equity securities classified as available-for-sale, which are carried at fair value and are included within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, are included in "Accumulated other comprehensive loss." As of June 30, 2012 and December 31, 2011, the fair value of marketable securities was $38.3 million and $33.2 million, respectively. For the three and six months ended June, 30, 2012, unrealized gains of $0.1 million and $5.1 million, respectively, were recorded in "Accumulated other comprehensive loss." For the three and six months ended June, 30, 2011, unrealized gains of $2.0 million and $2.0 million, respectively, were recorded in "Accumulated other comprehensive loss." Fair values for marketable securities are based on Level 1 inputs consisting of quoted market prices.

Debt

For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at June 30, 2012 was $12,358.8 million, compared to its aggregate unpaid principal balance of $12,051.5 million. The aggregate fair value of all debt at December 31, 2011 was $11,092.4 million, compared to its aggregate unpaid principal balance of $10,925.6 million.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Derivative Instruments and Hedging Activities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments under ASC 815:
Gasoline swaps	$—	$—	$2.7	$0.4
Interest rate caps	—	0.5	—	0.4
Foreign exchange forward contracts	6.4	4.4	1.0	1.9
Interest rate swaps	—	—	0.1	0.2
Foreign exchange options	0.1	0.1	—	—

Total derivatives not designated as hedging instruments under ASC 815	$6.5	$5.0	$3.8	$2.9

(1)
All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)
All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized on Derivatives
		2012	2011
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$(3.3)	$(0.2)
Interest rate caps	Selling, general and administrative	(0.1)	—
Foreign exchange forward contracts	Selling, general and administrative	(7.7)	(7.3)
Foreign exchange options	Selling, general and administrative	0.1	—

Total		$(11.0)	$(7.5)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized on Derivatives
		2012	2011
Derivatives Not Designated as Hedging Instruments under ASC 815:
Gasoline swaps	Direct operating	$(1.5)	$2.9
Interest rate caps	Selling, general and administrative	(0.1)	—
Foreign exchange forward contracts	Selling, general and administrative	(5.6)	(7.9)
Foreign exchange options	Selling, general and administrative	0.1	—

Total		$(7.1)	$(5.0)

In conjunction with the refinanced Series 2009-1 and the Series 2010-2, HVF purchased an interest rate cap for $6.7 million, with a maximum notional amount equal to the refinanced Series 2009-1 and the Series 2010-2 with a combined maximum principal amount of $2.1 billion, a strike rate of 5% and expected maturity date of March 25, 2013. Additionally, Hertz sold a 5% interest rate cap for $6.2 million, with a matching notional amount and term to the HVF interest rate cap. In March 2012, an additional $250 million of the Series 2009-1 notes was issued, for which HVF and Hertz amended their interest rate cap agreements to increase the maximum notional amounts by $250 million. Also, in December 2010, the Australian Securitization was completed and our Australian operating subsidiary purchased an interest rate cap for $0.5 million, with a maximum notional amount equal to the Australian Securitization maximum principal amount of A$250 million, a strike rate of 7% and expected maturity date of December 2012. Additionally, Hertz sold a 7% interest rate cap for $0.4 million with a matching notional amount and term to the Australian operating subsidiary's interest rate cap. The fair values of all interest rate caps were calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve and credit default swap spreads). Gains and losses resulting from changes in the fair value of these interest rate caps are included in our results of operations in the periods incurred.

In connection with our acquisition of Donlen, we acquired interest rate swaps with a total notional amount of $23.2 million at June 30, 2012, associated with floating rate debt. These interest rate swaps are used to effectively convert an amount of floating rate debt into fixed rate debt. The fair values of these interest rate swaps were calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve). Gains and losses resulting from changes in the fair value of these interest rate swaps are included in our results of operations in the periods incurred (in Selling, general and administrative).

We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through May 2013. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of June 30, 2012, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 5.1 million gallons and 0.3 million gallons, respectively. The fair value of these commodity instruments was calculated using a discounted cash flow method and applying observable market data (including NYMEX RBOB Gasoline

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

and U.S. Department of Energy surveys). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing locally. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of June 30, 2012, were approximately $0.2 million. We limit counterparties to the transactions to financial institutions that have strong credit ratings. As of June 30, 2012 and December 31, 2011, the total notional amount of these foreign exchange options was $7.5 million and $9.1 million, respectively. As of June 30, 2012, these foreign exchange options mature through April 2013. The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.

We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of June 30, 2012, the total notional amount of these forward contracts was $780.8 million, maturing within two months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.

Note 14—Related Party Transactions

Relationship with Hertz Investors, Inc., Hertz Holdings and the Sponsors

Other than as disclosed below, in the six months ended June 30, 2012, there were no material changes to our relationship with Hertz Investors, Inc., Hertz Holdings or the Sponsors.

Financing Arrangements with Related Parties

Affiliates of MLGPE (which is one of the Sponsors), including Bank of America and certain of its affiliates, have provided various investment and commercial banking and financial advisory services to us for which they have received customary fees and commissions. In addition, these parties have acted as agents, lenders, purchasers and/or underwriters to us under our respective financing arrangements, for which they have received customary fees, commissions, expenses and/or other compensation. More specifically, these parties have acted in the following capacities, or similar capacities, with respect to our financing arrangements: lenders and/or agents under the Senior Credit Facilities, the U.S. Fleet Financing Facility and certain of the U.S. Fleet Variable Funding Notes; purchasers and/or underwriters under the Senior Notes and certain of the U.S. Fleet Medium Term Notes; and structuring advisors and/or agents under the U.S. ABS Program.

As of June 30, 2012 and December 31, 2011, approximately $174 million and $174 million, respectively, of our outstanding debt was with related parties.

For information on our total indebtedness, see Note 7—Debt.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this facility is $100 million. The facility expired June 29, 2012 and was renewed through June 28, 2013, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of June 30, 2012, there was a $13.5 million receivable from Hertz Holdings and as of December 31, 2011, there was $0.4 million in borrowings due to Hertz Holdings.

Note 15—Contingencies and Off-Balance Sheet Commitments

Off-Balance Sheet Commitments

As of June 30, 2012 and December 31, 2011, the following guarantees (including indemnification commitments) were issued and outstanding.

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of June 30, 2012 and December 31, 2011, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.4 million and $1.5 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions,

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

Legal Proceedings

From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and costs. At June 30, 2012 and December 31, 2011 our liability recorded for public liability and property damage matters was $270.6 million and $281.5 million, respectively. We believe that our analysis is based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

For a detailed description of certain of our legal proceedings please see Note 11 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:

In June 2012, in Davis Landscape, Ltd. et al. v. Hertz Equipment Rental Corporation, the judge denied our motion for partial summary judgment on the Loss Damage Waiver claim and, in July 2012, the judge granted our motion for partial summary judgment on the Environmental Recovery Fee claim. The court also entered an order referring the case to mediation by private consent of the parties.

In May 2012, all briefing was completed in Janet Sobel and Daniel Dugan, PhD., individually and on behalf of all others similarly situated v. The Hertz Corporation on the two outstanding issues—unjust enrichment and damages. The briefing included expert reports as submitted by both sides.

In May 2012, in Michael Shames et al. v. The Hertz Corporation et al., the district court issued an order preliminarily approving the settlement of this action; certifying a settlement class; certifying a class representative and lead counsel; and providing for class notice. The court also scheduled a final approval hearing for October 29, 2012. We have accrued our best estimate of the ultimate cost which is not material to our financial condition.

In June 2012, a mediation was held in Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons v. Hertz Equipment Rental Corporation. As a result

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

of the mediation, the parties have reached an agreement in principle to settle this class action. A draft settlement agreement that addresses compensation to class members, class counsel fees and the claims process, and which would be subject to court approval, is being finalized by the parties' counsel. We have accrued our best estimate of the ultimate cost which is not material to our financial condition.

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

Note 16—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2012 and December 31, 2011 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2012 and 2011, and Statements of Cash Flows for the six months ended June 30, 2012 and 2011, of (a) The Hertz Corporation, ("the Company" or "the Parent"); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness, or the Guarantor Subsidiaries; (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness, or the Non-Guarantor Subsidiaries; (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and of (e) the Company on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the Guarantor Subsidiaries have not been provided, as the Guarantor Subsidiaries are 100% owned by the Parent and all guarantees are full and unconditional and joint and several. Additionally, substantially all of the assets of the Guarantor Subsidiaries are pledged under the Senior Credit Facilities, and consequently will not be available to satisfy the claims of our general creditors.

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$265,627	$3,861	$316,475	$—	$585,963
Restricted cash and cash equivalents	32,079	9,888	133,482	—	175,449
Receivables, less allowance for doubtful accounts	388,307	255,998	803,966	—	1,448,271
Due from Hertz affiliate	870,534	83,376	1,293,207	(2,233,659)	13,458
Inventories, at lower cost or market	29,570	32,412	39,730	—	101,712
Prepaid expenses and other assets	2,311,880	28,316	118,163	(2,043,622)	414,737
Revenue earning equipment, net	136,426	1,636,542	10,664,991	—	12,437,959
Property and equipment, net	837,803	179,574	246,892	—	1,264,269
Investment in subsidiaries, net	4,404,533	482,757	—	(4,887,290)	—
Other intangible assets, net	84,643	2,387,456	71,912	—	2,544,011
Goodwill	100,221	136,445	215,742	—	452,408

Total assets	$9,461,623	$5,236,625	$13,904,560	$(9,164,571)	$19,438,237

LIABILITIES AND EQUITY
Due to Hertz affiliate	$1,374,459	$460,000	$399,200	$(2,233,659)	$—
Accounts payable	125,884	266,647	1,094,555	—	1,487,086
Accrued liabilities	674,751	111,687	275,874	—	1,062,312
Accrued taxes	65,122	153,534	232,876	(248,775)	202,757
Debt	4,443,062	8,665	7,594,812	—	12,046,539
Public liability and property damage	100,355	17,299	152,986	—	270,640
Deferred taxes on income	—	1,452,066	2,033,675	(1,794,847)	1,690,894

Total liabilities	6,783,633	2,469,898	11,783,978	(4,277,281)	16,760,228

Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,677,990	2,766,727	2,120,563	(4,887,290)	2,677,990
Noncontrolling interest	—	—	19	—	19

Total equity	2,677,990	2,766,727	2,120,582	(4,887,290)	2,678,009

Total liabilities and equity	$9,461,623	$5,236,625	$13,904,560	$(9,164,571)	$19,438,237

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

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,074,941	$292,007	$1,434,183	$(575,983)	$2,225,148

Expenses:
Direct operating	609,405	176,879	402,649	—	1,188,933
Depreciation of revenue earning equipment and lease charges	560,559	59,374	475,800	(575,983)	519,750
Selling, general and administrative	94,436	32,088	80,026	—	206,550
Interest expense	55,942	11,258	72,087	—	139,287
Interest income	(3)	(229)	(236)	—	(468)
Other (income) expense, net	—	(4)	(550)	—	(554)

Total expenses	1,320,339	279,366	1,029,776	(575,983)	2,053,498

Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(245,398)	12,641	404,407	—	171,650
(Provision) benefit for taxes on income	90,706	(5,001)	(156,389)	—	(70,684)
Equity in earnings (losses) of subsidiaries (net of tax)	255,658	(33,812)	—	(221,846)	—

Net income (loss)	$100,966	$(26,172)	$248,018	$(221,846)	$100,966

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six months ended June 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,042,908	$555,532	$2,721,674	$(1,134,041)	$4,186,073

Expenses:
Direct operating	1,181,256	343,641	779,183	—	2,304,080
Depreciation of revenue earning equipment and lease charges	1,099,276	116,160	952,472	(1,134,041)	1,033,867
Selling, general and administrative	198,559	58,521	157,206	—	414,286
Interest expense	119,579	23,177	146,020	—	288,776
Interest income	(116)	(386)	(1,058)	—	(1,560)
Other (income) expense, net	—	(9)	(1,002)	—	(1,011)

Total expenses	2,598,554	541,104	2,032,821	(1,134,041)	4,038,438

Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(555,646)	14,428	688,853	—	147,635
(Provision) benefit for taxes on income	201,949	(5,399)	(291,461)	—	(94,911)
Equity in earnings (losses) of subsidiaries (net of tax)	406,421	(22,556)	—	(383,865)	—

Net income (loss)	$52,724	$(13,527)	$397,392	$(383,865)	$52,724

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,022,145	$237,359	$1,417,951	$(605,162)	$2,072,293

Expenses:
Direct operating	576,641	172,021	438,644	—	1,187,306
Depreciation of revenue earning equipment and lease charges	511,166	54,776	458,889	(605,162)	419,669
Selling, general and administrative	91,582	23,169	80,747	—	195,498
Interest expense	70,558	8,358	74,673	—	153,589
Interest income	(51)	(7)	(1,488)	—	(1,546)
Other (income) expense, net	10,655	—	146	—	10,801

Total expenses	1,260,551	258,317	1,051,611	(605,162)	1,965,317

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(238,406)	(20,958)	366,340	—	106,976
(Provision) benefit for taxes on income (loss)	75,968	6,619	(122,380)	—	(39,793)
Equity in earnings (losses) of subsidiaries (net of tax)	224,534	(2,347)	—	(222,187)	—

Net income (loss)	62,096	(16,686)	243,960	(222,187)	67,183
Less: Net income attributable to noncontrolling interest	—	—	(5,087)	—	(5,087)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$62,096	$(16,686)	$238,873	$(222,187)	$62,096

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six months ended June 30, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,952,498	$456,227	$2,625,578	$(1,182,007)	$3,852,296

Expenses:
Direct operating	1,132,819	312,876	815,276	—	2,260,971
Depreciation of revenue earning equipment and lease charges	976,851	113,352	947,562	(1,182,007)	855,758
Selling, general and administrative	179,763	42,939	154,986	—	377,688
Interest expense	175,042	15,514	147,794	—	338,350
Interest income	(410)	(8)	(2,984)		(3,402)
Other (income) expense, net	62,396	(9)	290	—	62,677

Total expenses	2,526,461	484,664	2,062,924	(1,182,007)	3,892,042

Income (loss) before income taxes, noncontrolling interest and equity in earnings (losses) of subsidiaries	(573,963)	(28,437)	562,654	—	(39,746)
(Provision) benefit for taxes on income (loss)	182,692	9,018	(204,075)	—	(12,365)
Equity in earnings (losses) of subsidiaries (net of tax)	330,400	(3,304)	—	(327,096)	—

Net income (loss)	(60,871)	(22,723)	358,579	(327,096)	(52,111)
Less: Net income attributable to noncontrolling interest	—	—	(8,760)	—	(8,760)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(60,871)	$(22,723)	$349,819	$(327,096)	$(60,871)

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net income (loss)	$100,966	$(26,172)	$248,018	$(221,846)	$100,966
Other comprehensive income (net of tax)	(43,687)	—	(45,666)	45,666	(43,687)

Comprehensive income (loss)	$57,279	$(26,172)	$202,352	$(176,180)	$57,279

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net income (loss)	$52,724	$(13,527)	$397,392	$(383,865)	$52,724
Other comprehensive income (net of tax)	(9,643)	—	(16,404)	16,404	(9,643)

Comprehensive income (loss)	$43,081	$(13,527)	$(380,988)	$(367,461)	$43,081

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net income (loss)	$62,096	$(16,686)	$243,960	$(222,187)	$67,183
Other comprehensive income, net of tax	29,785	—	30,552	(30,552)	29,785

Comprehensive income (loss)	91,881	(16,686)	274,512	(252,739)	96,968
Less: Comprehensive income attributable to noncontrolling interest	—	—	(5,087)	—	(5,087)

Comprehensive income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$91,881	$(16,686)	$269,425	$(252,739)	$91,881

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net income (loss)	$(60,871)	$(22,723)	$358,579	$(327,096)	$(52,111)
Other comprehensive income, net of tax	62,072	—	73,160	(73,160)	62,072

Comprehensive income (loss)	1,201	(22,723)	431,739	(400,256)	9,961
Less: Comprehensive income attributable to noncontrolling interest	—	—	(8,760)	—	(8,760)

Comprehensive income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$1,201	$(22,723)	$422,979	$(400,256)	$1,201

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six months ended June 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(219,040)	$335,017	$1,396,401	$(341,480)	$1,170,898

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	12,583	18,243	99,311	—	130,137
Revenue earning equipment expenditures	(73,750)	(334,132)	(5,291,010)	—	(5,698,892)
Proceeds from disposal of revenue earning equipment	54,448	162,609	3,391,266	—	3,608,322
Property and equipment expenditures	(80,164)	(25,020)	(31,984)	—	(137,168)
Proceeds from disposal of property and equipment	44,264	4,261	7,896	—	56,421
Capital contributions to subsidiaries	(2,215,911)	—	—	2,215,911	—
Return of capital from subsidiaries	2,220,603	—	—	(2,220,603)	—
Loan to Parent From Non-Guarantor	—	—	(18,259)	18,259	—
Acquisitions, net of cash acquired	—	(161,844)	—	—	(161,844)
Other investing activities	—	—	(625)	—	(625)

Net cash used in investing activities	(37,927)	(335,883)	(1,843,405)	13,567	(2,203,648)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	260,000	—	10,529	—	270,529
Payment of long-term debt	(637,326)	(9)	(5,748)	—	(643,083)
Short-term borrowings:
Proceeds	—	—	246,664	—	246,664
Payments	(26,775)	—	(629,456)	—	(656,231)
Proceeds (payments) under the revolving lines of credit, net	410,000	(1,127)	1,134,897	—	1,543,770
Capital contributions received from parent	—	—	2,215,911	(2,215,911)	—
Loan to Parent From Non-Guarantor	18,259	—	—	(18,259)	—
Payment of dividends and return of capital	—	—	(2,562,083)	2,562,083	—
Dividends paid to Parent	(12,500)	—	—	—	(12,500)
Proceeds from employee stock purchase plan	1,988	—	—	—	1,988
Loan with Hertz Global Holdings, Inc.	(13,870)	—	—	—	(13,870)
Purchase of noncontrolling interest	(38,000)	—	—	—	(38,000)
Payment of financing costs	(4,184)	(1,547)	(1,218)	—	(6,949)

Net cash provided by (used in) financing activities	(42,408)	(2,683)	409,496	327,913	692,318

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(4,813)	—	(4,813)

Net decrease in cash and cash equivalents during the period	(299,375)	(3,549)	(42,321)	—	(345,245)
Cash and cash equivalents at beginning of period	565,002	7,410	358,796	—	931,208

Cash and cash equivalents at end of period	$265,627	$3,861	$316,475	$—	$585,963

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six months ended June 30, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$388,425	$132,542	$452,580	$(273,946)	$699,601

Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(1,819)	11,014	(69,428)	—	(60,233)
Revenue earning equipment expenditures	(103,214)	(189,323)	(5,174,319)	—	(5,466,856)
Proceeds from disposal of revenue earning equipment	66,993	56,343	3,365,554	—	3,488,890
Property and equipment expenditures	(82,334)	(11,537)	(31,499)	—	(125,370)
Proceeds from disposal of property and equipment	11,793	2,803	13,792	—	28,388
Capital contributions to subsidiaries	(1,801,000)	—	—	1,801,000	—
Return of capital from subsidiaries	1,251,054	—	—	(1,251,054)	—
Acquisitions, net of cash acquired	—	(500)	(10,476)	—	(10,976)
Purchase of short-term investments, net	(32,891)	—	—	—	(32,891)
Other investing activities	—	—	1,303	—	1,303

Net cash provided by (used in) investing activities	(691,418)	(131,200)	(1,905,073)	549,946	(2,177,745)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,426,505	—	602,086	—	3,028,591
Payment of long-term debt	(3,585,159)	(8)	(46,305)	—	(3,631,472)
Short-term borrowings:
Proceeds	—	—	285,803	—	285,803
Payments	(8,596)	—	(480,621)	—	(489,217)
Proceeds (payments) under the revolving lines of credit, net	110,872	(2,095)	620,078	—	728,855
Distributions to noncontrolling interest	—	—	(10,500)	—	(10,500)
Capital contributions received from parent	—	—	1,801,000	(1,801,000)	—
Payment of dividends and return of capital	(12,450)	—	(1,525,000)	1,525,000	(12,450)
Proceeds from employee stock purchase plan	1,716	—	—	—	1,716
Loan from Hertz Global Holdings, Inc.	182	—	—	—	182
Payment of financing costs	(79,278)	—	(2,114)	—	(81,392)

Net cash provided by (used in) financing activities	(1,146,208)	(2,103)	1,244,427	(276,000)	(179,884)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(31,602)	—	31,602

Net decrease in cash and cash equivalents during the period	(1,449,201)	(761)	(176,464)	—	(1,626,426)
Cash and cash equivalents at beginning of period	1,754,378	5,180	614,448	—	2,374,006

Cash and cash equivalents at end of period	$305,177	$4,419	$437,984	$—	$747,580

THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited

Note 17—Subsequent Events

In July 2012, Hertz amended the Donlen GN II Variable Funding Notes to permit aggregate maximum borrowings of $1.0 billion (subject to borrowing base availability) and to extend the maturity date from August 2012 to December 2012.

In July 2012, Hertz amended the European Securitization to extend the maturity date from July 2013 to July 2014.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations

The following discussion and analysis provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Unless the context otherwise requires, in this Report on Form 10-Q, (i) "we," "us" and "our" mean The Hertz Corporation and its consolidated subsidiaries, (ii) "Hertz," the "Registrant," or the "Company" means The Hertz Corporation, (iii) "HERC" means Hertz Equipment Rental Corporation, our wholly-owned equipment rental subsidiary, together with our various other wholly-owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) "Hertz Holdings" means Hertz Global Holdings, Inc., our ultimate parent company, (v) "cars" means cars, crossovers and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) "program cars" means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers, (vii) "non-program cars" means cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (viii) "equipment" means industrial, construction and material handling equipment.

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

Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in The Hertz Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC, on February 27, 2012, or our "Form 10-K," and the following:

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

  •
  changes in existing or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect our operations, the cost thereof or applicable tax rates;

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

Corporate History

We are a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967. Ford Motor Company acquired an ownership interest in Hertz in 1987. Prior to this, Hertz was a subsidiary of United Continental Holdings, Inc. (formerly Allegis Corporation), which acquired Hertz's outstanding capital stock from RCA Corporation in 1985.

On December 21, 2005, investment funds associated with or designated by:

  •
  Clayton, Dubilier & Rice, Inc., which was succeeded by Clayton, Dubilier & Rice, LLC, or "CD&R,"

  •
  The Carlyle Group, or "Carlyle," and

  •
  Merrill Lynch Global Private Equity, Inc., or "MLGPE,"

acquired all of our common stock from Ford Holdings LLC. In January 2009, Bank of America Corporation, or "Bank of America," acquired Merrill Lynch & Co., Inc., the former parent company of MLGPE. Accordingly, Bank of America is now an indirect beneficial owner of Hertz Holdings' common stock held by the investment funds associated with MLGPE. We refer to CD&R, Carlyle and MLGPE collectively as the "Sponsors." We refer to the acquisition of all of our common stock by the Sponsors as the "Acquisition."

After giving effect to Hertz Holdings' initial public offering in November 2006 and subsequent offerings, the Sponsors' holdings represent approximately 38% of the outstanding shares of common stock of Hertz Holdings as of June 30, 2012.

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

  •
  Equipment rental revenues (revenues from all company-operated equipment rental operations, including amounts charged to customers for the fueling and delivery of equipment and sale of loss damage waivers, as well as revenues from the sale of new equipment and consumables); and

  •
  Other revenues (primarily relating to fees and certain cost reimbursements from our licensees).

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

Car Rental

In the U.S., as of June 30, 2012, the percentage of non-program cars was 83% as compared to 68% as of June 30, 2011. Internationally, as of June 30, 2012, the percentage of non-program cars was 65%, compared to 58% as of June 30, 2011. In the U.S., as of December 31, 2011, the percentage of non-program cars was 79% as compared to 72% as of December 31, 2010. Internationally, as of December 31, 2011, the percentage of non-program cars was 75%, compared to 70% as of December 31, 2010.

In recent periods we have decreased the percentage of program cars in our car rental fleet. Non-program cars typically have lower acquisition costs and lower depreciation rates than comparable program cars. As a result of decreasing our reliance on program cars, we reduce our risk related to the creditworthiness of the vehicle manufacturers. With fewer program cars in our fleet, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility is reduced as the percentage of non-program cars in our car rental fleet increases. Furthermore, it is expected that the average age of our fleet will increase since the average holding period for non-program vehicles is longer than program vehicles. However, the longer holding period does not necessarily equate to higher costs due to the stringent turnback requirements imposed by vehicle manufacturers for program cars.

In the six months ended June 30, 2012, our monthly per vehicle depreciation costs decreased as compared to the prior year period due to improved residual values in the U.S., a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

the six months ended June 30, 2012, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net decreases of $37.1 million and $37.3 million in depreciation expense for the three and six months ended June 30, 2012, respectively.

For the three months ended June 30, 2012 and 2011, our worldwide car rental operations sold approximately 41,200 and 42,800 non-program cars, respectively, a 3.8% year over year decrease. The year over year decrease was primarily due to the impact of the events in Japan last year. For the six months ended June 30, 2012 and 2011, our worldwide car rental operations sold approximately 83,600 and 74,900 non-program cars, respectively, an 11.6% year over year increase. The year over year increase was primarily due to an overall increase in the number of cars in the fleet, an increase in the percentage of non-program cars, and a robust used car market. We believe the residual values have remained fairly strong primarily due to continued short supply of vehicle inventory and aided by strong new vehicle sales.

For the six months ended June 30, 2012, we experienced a 9.9% increase in transaction days versus the prior period in the United States while rental rate revenue per transaction day, or "RPD," declined by 3.7%. During the six months ended June 30, 2012, in our European operations, we experienced a 2.5% decline in transaction days and a 3.2% decline in RPD when compared to the six months ended June 30, 2011.

Our U.S. off-airport operations represented $608.9 million and $551.2 million of our total car rental revenues in the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we have approximately 2,350 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.

On September 1, 2011, Hertz acquired 100% of the equity interest in Donlen, a leading provider of fleet leasing and management services for corporate fleets. For the three and six months ended June 30, 2012, Donlen had an average of approximately 146,100 and 143,800 vehicles, respectively, under lease and management. Donlen provides Hertz an immediate leadership position in long-term car, truck and equipment leasing and fleet management. Donlen's fleet management programs provide outsourced solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services. Additionally, Donlen brings to Hertz a specialized consulting and technology expertise that will enable us to model, measure and manage fleet performance more effectively and efficiently.

As of June 30, 2012, our worldwide car rental operations had a total of approximately 8,760 corporate and licensee locations in approximately 150 countries in North America, Europe, Latin America, Asia, Australia, Africa, the Middle East and New Zealand.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

While Hertz Holdings withdrew its exchange offer for Dollar Thrifty's common stock in October 2011, we continue to believe that a merger with Dollar Thrifty is in the best interests of both companies. We remain engaged with the Federal Trade Commission to secure antitrust clearance to potentially acquire Dollar Thrifty, which would require (among other things) the divestiture of our Advantage business, which would be sold at a loss. We can offer no assurance that any transaction with Dollar Thrifty will be commenced or consummated.

Equipment Rental

HERC experienced higher rental volumes and pricing for six months ended June 30, 2012 compared to the prior year period as the industry continued its recovery in North America. We continued to see growth in our specialty services such as Pump & Power, Industrial Plant Services and Hertz Entertainment Services. Additionally, there continues to be opportunities for the remainder of 2012 as the uncertain economic outlook makes rental solutions attractive to customers.

On January 19, 2012, HERC acquired Cinelease Holdings, LLC, or "Cinelease," a U.S. market leader in lighting and grip rentals to the television industry.

As of June 30, 2012, HERC had a total of approximately 330 branches in the U.S., Canada, France, Spain, China and Saudi Arabia.

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

Restructuring

During the first and second quarter of 2012, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 65 employees and 280 employees, respectively.

For the three and six months ended June 30, 2012, our consolidated statement of operations includes restructuring charges of $16.1 million and $25.5 million, respectively. For the three and six months ended June 30, 2011, our consolidated statement of operations includes restructuring charges of $33.7 million and $38.4 million, respectively.

Additional efficiency and cost saving initiatives are being developed, however, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Summary

The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the three months ended June 30, 2012 and 2011 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Car rental	$1,849.3	$1,731.2	83.1%	83.5%
Equipment rental	334.2	301.6	15.0	14.6
Other	41.6	39.5	1.9	1.9

Total revenues	2,225.1	2,072.3	100.0	100.0

Expenses:
Direct operating	1,188.9	1,187.3	53.4	57.3
Depreciation of revenue earning equipment and lease charges	519.8	419.7	23.4	20.3
Selling, general and administrative	206.6	195.5	9.3	9.4
Interest expense	139.3	153.6	6.2	7.4
Interest income	(0.5)	(1.6)	—	(0.1)
Other (income) expense, net	(0.6)	10.8	—	0.5

Total expenses	2,053.5	1,965.3	92.3	94.8

Income before income taxes	171.6	107.0	7.7	5.2
Provision for taxes on income	(70.6)	(39.8)	(3.2)	(2.0)

Net income	101.0	67.2	4.5	3.2
Less: Net income attributable to noncontrolling interest	—	(5.1)	—	(0.2)

Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder	$101.0	$62.1	4.5%	3.0%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of June 30, 2012 and 2011:

	Three Months Ended or as of June 30,
	2012	2011
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	7,517	7,146
Domestic (Hertz)	5,620	5,255
International (Hertz)	1,897	1,891
Worldwide transaction days (in thousands)(a)	37,256	34,826
Domestic (Hertz)	26,312	23,889
International (Hertz)	10,944	10,937
Worldwide rental rate revenue per transaction day(b)	$39.50	$40.87
Domestic (Hertz)	$38.10	$39.32
International (Hertz)	$42.85	$44.25
Worldwide average number of cars during the period	656,200	487,300
Domestic (Hertz company-operated)	353,100	328,200
International (Hertz company-operated)	157,000	159,100
Donlen (under lease and maintenance)	146,100	N/A
Adjusted pre-tax income (in millions of dollars)(c)	$277.4	$242.2
Worldwide revenue earning equipment, net (in millions of dollars)	$10,408.0	$9,522.7
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$303.0	$266.1
Same store revenue growth, including growth initiatives(e)	7.3%	10.4%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,003.6	$2,778.8
Adjusted pre-tax income (in millions of dollars)(c)	$42.5	$33.4
Revenue earning equipment, net (in millions of dollars)	$2,030.0	$1,702.7

(a)
Transaction days represent the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2011 foreign exchange rates) for the three months ended June 30, 2012 and 2011 (in millions of dollars, except as noted):

	Three Months Ended June 30,
	2012	2011
Car rental segment revenues	$1,889.6	$1,768.8
Non-rental rate revenue	(419.4)	(290.3)
Foreign currency adjustment	1.3	(55.3)

Rental rate revenue	$1,471.5	$1,423.2

Transaction days (in thousands)	37,256	34,826
Rental rate revenue per transaction day (in whole dollars)	$39.50	$40.87
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

	Three Months Ended June 30,
	2012	2011
Adjusted pre-tax income:
Car rental	$277.4	$242.2
Equipment rental	42.5	33.4

Total reportable segments	319.9	275.6
Adjustments:
Other reconciling items(1)	(79.8)	(84.9)
Purchase accounting(2)	(29.0)	(22.5)
Non-cash debt charges(3)	(13.9)	(21.0)
Restructuring charges	(16.1)	(33.7)
Restructuring related charges(4)	(5.0)	(2.8)
Acquisition related costs	(4.5)	(6.1)
Pension adjustment(5)	—	13.1
Premiums paid on debt(6)	—	(10.7)

Income before income taxes	$171.6	$107.0

(1)
Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

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
(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2011 foreign exchange rates) for the three months ended June 30, 2012 and 2011 (in millions of dollars):

	Three Months Ended June 30,
	2012	2011
Equipment rental segment revenues	$335.0	$301.7
Equipment sales and other revenue	(31.3)	(29.4)
Foreign currency adjustment	(0.7)	(6.2)

Rental and rental related revenue	$303.0	$266.1

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

REVENUES

	Three Months Ended June 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Revenues by Segment
Car rental	$1,889.6	$1,768.8	$120.8	6.8%
Equipment rental	335.0	301.7	33.3	11.0%
Other reconciling items	0.5	1.8	(1.3)	(68.3)%

Total revenues	$2,225.1	$2,072.3	$152.8	7.4%

Car Rental Segment

Revenues from our car rental segment increased 6.8%, primarily as a result of increases in car rental transaction days worldwide of 7.0%, refueling fees of $5.3 million and airport concession recovery fees of $4.6 million. The three months ended June 30, 2012 also includes $115.4 million of revenues related to Donlen, which was acquired on September 1, 2011. These increases were partly offset by the effects of foreign currency translation of approximately $54.7 million and a decrease in worldwide RPD.

RPD for worldwide car rental for the three months ended June 30, 2012 decreased 3.4% from 2011, due to decreases in U.S. and International RPD of 3.1% and 3.2%, respectively, and a mix shift to the U.S. due to uncertain economic conditions in Europe. U.S. off-airport RPD declined by 4.0% and U.S. airport RPD decreased 2.2%. U.S. airport RPD was negatively impacted by a mix shift to longer life, lower RPD rentals (including mix shift towards off-airport and the Advantage brand). International RPD decreased primarily

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

due to a decrease in Europe's airport RPD which was due to the competitive pricing environment and uncertain economic conditions.

Equipment Rental Segment

Revenues from our equipment rental segment increased 11.0%, primarily due to increases of 12.6% and 3.6% in equipment rental volumes and pricing, respectively, partially offset by the effects of foreign currency translation of approximately $6.3 million. The increase in volume was primarily due to strong industrial and improving construction performance. Our acquisition of Cinelease in January 2012 also contributed to the revenue increase.

Other

Revenues from all other sources decreased $1.3 million, primarily due to a decrease in revenues from our third-party claim management services.

EXPENSES

	Three Months Ended June 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Expenses:
Fleet related expenses	$287.3	$287.0	$0.3	0.1%
Personnel related expenses	384.0	373.5	10.5	2.8%
Other direct operating expenses	517.6	526.8	(9.2)	(1.7)%

Direct operating	1,188.9	1,187.3	1.6	0.1%
Depreciation of revenue earning equipment and lease charges	519.8	419.7	100.1	23.8%
Selling, general and administrative	206.6	195.5	11.1	5.7%
Interest expense	139.3	153.6	(14.3)	(9.3)%
Interest income	(0.5)	(1.6)	1.1	(69.7)%
Other (income) expense, net	(0.6)	10.8	(11.4)	(105.1)%

Total expenses	$2,053.5	$1,965.3	$88.2	4.5%

Total expenses increased 4.5%, but total expenses as a percentage of revenues decreased from 94.8% for the three months ended June 30, 2011 to 92.3% for the three months ended June 30, 2012.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $995.8 million for the three months ended June 30, 2012 increased 1.8% from $977.9 million for the three months ended June 30, 2011 as a result of increases in other direct operating expenses and personnel related expenses, partly offset by a decrease in fleet related expenses.

  Other direct operating expenses for our car rental segment of $449.7 million for the three months ended June 30, 2012 increased 3.4% from the three months ended June 30, 2011. The increase was primarily related to increases in facilities expense of $8.0 million, commissions of $4.9 million, field systems expenses of $4.0 million, concession fees of $3.8 million and restructuring and

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  restructuring related charges of $5.5 million, partially offset by the effects of foreign currency translation of approximately $13.1 million. These increases were primarily a result of improved worldwide rental volume demand and additional locations associated with off-airport expansion.

  Personnel related expenses for our car rental segment of $314.8 million for the three months ended June 30, 2012 increased 2.7% from the three months ended June 30, 2011. The increase was primarily related to increases in salaries and related expenses of $16.6 million associated with improved volume and additional off-airport locations in 2012. These increases were partially offset by the effects of foreign currency translation of approximately $7.4 million.

  Fleet related expenses for our car rental segment of $231.3 million for the three months ended June 30, 2012 decreased 2.2% from the three months ended June 30, 2011. The decrease was primarily related to the effects of foreign currency translation of approximately $9.8 million and a decrease of $3.6 million in vehicle damage costs due to higher collections from customers on damaged or wrecked vehicles. These decreases were partly offset by increases in gasoline costs of $8.9 million.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $195.4 million for the three months ended June 30, 2012 decreased 6.4% from $208.7 million for the three months ended June 30, 2011 as a result of decreases in other direct operating expenses partly offset by increases in fleet related expenses and personnel related expenses.

  Other direct operating expenses for our equipment rental segment of $79.2 million for the three months ended June 30, 2012 decreased $22.2 million, or 21.9% from the three months ended June 30, 2011. The decrease was primarily related to a decrease in restructuring charges of $27.2 million, partly offset by $2.9 million of other direct operating expenses associated with Cinelease, which was acquired in January 2012, and $1.5 million in cost of sales due to higher equipment sales.

  Fleet related expenses for our equipment rental segment of $55.9 million for the three months ended June 30, 2012 increased $5.5 million, or 11.0% from the three months ended June 30, 2011. The increase was primarily related to increased rental volume resulting in increased freight and delivery costs of $2.4 million, increased insurance, license and tax expenses of $1.5 million, and higher maintenance costs of $0.9 million.

  Personnel related expenses for our equipment rental segment of $60.2 million for the three months ended June 30, 2012 increased $3.2 million, or 5.7%, from the three months ended June 30, 2011. The increase was related to salaries and related expenses of $4.1 million due to increased volumes and new branch openings, as well as $1.7 million of personnel related expenses associated with Cinelease, which was acquired in January 2012. These increases were partially offset by lower incentives of $1.6 million and the effects of foreign currency translation of approximately $1.2 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $454.1 million for the three months ended June 30, 2012 increased 27.9% from $355.1 million for the three months ended June 30, 2011. The increase was primarily due to the acquisition of Donlen and its

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

related depreciation expense of $94.5 million, as well as an increase in our average fleet size of 4.7% (exclusive of vehicles acquired through the Donlen acquisition), partly offset by lower net depreciation per vehicle, a higher mix of non-program cars and the effects of foreign currency translation of approximately $12.8 million.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $65.7 million for the three months ended June 30, 2012 increased 1.8% from $64.6 million for the three months ended June 30, 2011. The increase was primarily due to an 8.1% increase in the average acquisition cost of rental equipment operated during the period, partly offset by higher residual values on the disposal of used equipment, and the effects of foreign currency translation of approximately $1.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $11.1 million or 5.7% from the prior year period, due to increases in administrative expenses and sales promotion expenses, partially offset by a decrease in advertising expenses.

  Administrative expenses increased $14.2 million, or 11.8%, primarily due to the acquisition of Donlen, which added $6.8 million in administrative expenses. Additionally, restructuring and restructuring related charges increased by $6.6 million and benefits expenses increased by $5.6 million. These increases were partly offset by the effects of foreign currency translation of approximately $4.5 million.

  Sales promotion expenses increased $1.1 million, or 2.9% primarily related to increases in sales salaries and commissions due to improved results.

  Advertising expenses decreased $4.2 million, or 10.5%, primarily due to higher media and production costs in 2011 related to the advertising campaign ("Gas and Brake"), as well as the effects of foreign currency translation of approximately $1.6 million.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $77.2 million for the three months ended June 30, 2012 decreased 2.2% from $79.0 million for the three months ended June 30, 2011. The decrease was primarily due to the effects of foreign currency translation, lower fleet levels and interest rates in Europe, and lower interest rates in Brazil, partly offset by an increase in the weighted average debt outstanding as result of an increased fleet size in the U.S., and by Donlen's additional interest expense.

Equipment Rental Segment

Interest expense for our equipment rental segment of $11.5 million for the three months ended June 30, 2012 decreased 6.4% from $12.2 million for the three months ended June 30, 2011. The decrease was primarily due to lower interest rates in Europe, partially offset by an increase in weighted average debt outstanding as a result of an increased fleet size.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Other

Other interest expense relating to interest on corporate debt of $50.6 million for the three months ended June 30, 2012 decreased 18.9% from $62.4 million for the three months ended June 30, 2011. The decrease was primarily due to the prior year's write-off of unamortized debt costs in connection with the redemption of a portion of our 8.875% Senior Notes, as well as a decrease in the average debt outstanding and interest rates in 2012, mainly due to the redemption of the remainder of our 8.875% Senior Notes and 7.875% Senior Notes in the first quarter of 2012.

Interest Income

Interest income decreased $1.1 million from the prior year period.

Other (Income) Expense, Net

Other (income) expense, net for the three months ended June 30, 2012 and 2011, reflected income of $0.6 million and expense of $10.8 million, respectively. The expense in 2011 was primarily due to $10.7 million in premiums paid in connection with the redemption of a portion of our 8.875% Senior Notes.

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $277.4 million increased 14.5% from $242.2 million for the three months ended June 30, 2011. The increase was primarily due to stronger volumes, lower net depreciation per vehicle and disciplined cost management, partly offset by decreased pricing. Adjustments to our car rental segment income before income taxes for the three months ended June 30, 2012 totaled $42.6 million (which consists of purchase accounting of $17.2 million, restructuring and restructuring related charges of $14.9 million, and non-cash debt charges of $10.6 million, partly offset by a gain on derivatives of $0.1 million). Adjustments to our car rental segment income before income taxes for the three months ended June 30, 2011 totaled $10.1 million (which consists of non-cash debt charges of $10.6 million, purchase accounting of $8.5 million and restructuring and restructuring related charges of $4.0 million, and derivative losses of $0.1 million, partly offset by pension adjustments of $13.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $42.5 million increased 27.2% from $33.4 million for the three months ended June 30, 2011. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for the three months ended June 30, 2012 totaled $14.4 million (which consists of purchase accounting of $10.8 million, restructuring charges of $2.5 million, and non-cash debt charges of $1.1 million). Adjustments to our equipment rental income before income taxes for the three months ended June 30, 2011 totaled $46.7 million (which consists of restructuring and restructuring related charges of $32.1 million, purchase accounting of $13.1 million, and non-cash debt charges of $1.5 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET INCOME ATTRIBUTABLE TO THE HERTZ CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Three Months Ended June 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Income before income taxes	$171.6	$107.0	$64.6	60.5%
Provision for taxes on income	(70.6)	(39.8)	(30.8)	77.6%

Net income	101.0	67.2	33.8	50.3%
Less: Net income attributable to noncontrolling interest	—	(5.1)	5.1	(100.0)%

Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder	$101.0	$62.1	$38.9	62.6%

Provision for Taxes on Income

The effective tax rate for the three months ended June 30, 2012 was 41.2% as compared to 37.2% in the three months ended June 30, 2011. The provision for taxes on income increased $30.8 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest decreased $5.1 million due to Hertz's purchase of the noncontrolling interest of Navigation Solutions, L.L.C. on December 31, 2011, thereby increasing its ownership interest from 65% to 100%.

Net Income Attributable to The Hertz Corporation and Subsidiaries' Common Stockholder

The net income attributable to The Hertz Corporation and Subsidiaries' common stockholder increased 62.6% primarily due to higher rental volumes in our worldwide car and equipment rental operations, disciplined cost management, lower net depreciation per vehicle in our car rental operations, increased pricing in our equipment rental operations and improved residual values on the disposal of certain used equipment, partly offset by lower pricing in our worldwide car rental operations. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Summary

The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the six months ended June 30, 2012 and 2011 (in millions of dollars):

			Percentage of Revenues
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Car rental	$3,472.6	$3,210.1	83.0%	83.3%
Equipment rental	635.5	569.7	15.2	14.8
Other	78.0	72.5	1.8	1.9

Total revenues	4,186.1	3,852.3	100.0	100.0

Expenses:
Direct operating	2,304.1	2,261.0	55.0	58.7
Depreciation of revenue earning equipment and lease charges	1,033.9	855.7	24.7	22.2
Selling, general and administrative	414.3	377.7	9.9	9.8
Interest expense	288.8	338.3	6.9	8.7
Interest income	(1.6)	(3.4)	—	—
Other (income) expense, net	(1.0)	62.7	—	1.6

Total expenses	4,038.5	3,892.0	96.5	101.0

Income (loss) before income taxes	147.6	(39.7)	3.5	(1.0)
Provision for taxes on income	(94.9)	(12.4)	(2.2)	(0.4)

Net income (loss)	52.7	(52.1)	1.3	(1.4)
Less: Net income attributable to noncontrolling interest	—	(8.8)	—	(0.2)

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$52.7	$(60.9)	1.3%	(1.6)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the six months ended or as of June 30, 2012 and 2011:

	Six Months Ended or as of June 30,
	2012	2011
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	13,905	13,174
Domestic (Hertz)	10,457	9,733
International (Hertz)	3,448	3,441
Worldwide transaction days (in thousands)(a)	68,925	64,476
Domestic (Hertz)	49,137	44,710
International (Hertz)	19,788	19,766
Worldwide rental rate revenue per transaction day(a)(b)	$39.89	$41.38
Domestic (Hertz)	$38.77	$40.26
International (Hertz)	$42.69	$43.92
Worldwide average number of cars during the period	625,500	457,300
Domestic (Hertz company-operated)	336,800	311,900
International (Hertz company-operated)	144,900	145,400
Donlen (under lease and maintenance)	143,800	N/A
Adjusted pre-tax income (in millions of dollars)(a)(c)	$369.0	$303.5
Worldwide revenue earning equipment, net (in millions of dollars)	$10,408.0	$9,522.7
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$577.3	$507.5
Same store revenue growth, including growth initiatives(a)	8.1%	9.9%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$2,951.6	$2,769.2
Adjusted pre-tax income (in millions of dollars)(a)(c)	$68.4	$43.6
Revenue earning equipment, net (in millions of dollars)	$2,030.0	$1,702.7

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue and equipment rental same store revenue growth including growth initiatives, see "Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011—Summary."

(b)
The following table reconciles our car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2011 foreign exchange rates) for the six months ended June 30, 2012 and 2011 (in millions of dollars, except as noted):

	Six Months Ended June 30,
	2012	2011
Car rental segment revenues	$3,547.9	$3,279.1
Non-rental rate revenue	(788.7)	(535.9)
Foreign currency adjustment	(9.6)	(75.0)

Rental rate revenue	$2,749.6	$2,668.2

Transaction days (in thousands)	68,925	64,476
Rental rate revenue per transaction day (in whole dollars)	$39.89	$41.38

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

(c)
The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below (in millions of dollars):

	Six Months Ended June 30,
	2012	2011
Adjusted pre-tax income:
Car rental	$369.0	$303.5
Equipment rental	68.4	43.6

Total reportable segments	437.4	347.1
Adjustments:
Other reconciling items(1)	(161.7)	(166.1)
Purchase accounting(2)	(53.0)	(43.1)
Non-cash debt charges(3)	(32.6)	(75.1)
Restructuring charges	(25.5)	(38.4)
Restructuring related charges(4)	(5.6)	(3.3)
Acquisition related costs	(11.4)	(9.0)
Management transition costs	—	(2.5)
Pension adjustment(5)	—	13.1
Premiums paid on debt(6)	—	(62.4)

Income before income taxes	$147.6	$(39.7)

  (1)
  Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

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
(d)
The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2011 foreign exchange rates) for the six months ended June 30, 2012 and 2011 (in millions of dollars):

	Six Months Ended June 30,
	2012	2011
Equipment rental segment revenues	$637.1	$569.9
Equipment sales and other revenue	(57.6)	(52.8)
Foreign currency adjustment	(2.2)	(9.6)

Rental and rental related revenue	$577.3	$507.5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

REVENUES

	Six Months Ended June 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Revenues by Segment
Car rental	$3,547.9	$3,279.1	$268.8	8.2%
Equipment rental	637.1	569.9	67.2	11.8%
Other reconciling items	1.1	3.3	(2.2)	(65.2)%

Total revenues	$4,186.1	$3,852.3	$333.8	8.7%

Car Rental Segment

Revenues from our car rental segment increased 8.2%, primarily as a result of increases in car rental transaction days worldwide of 6.9%, refueling fees of $13.6 million and airport concession recovery fees of $9.5 million. The six months ended June 30, 2012 also includes $225.8 million of revenues related to Donlen. These increases were partly offset by the effects of foreign currency translation of approximately $62.3 million and a decrease in worldwide RPD.

RPD for worldwide car rental for the six months ended June 30, 2012 decreased 3.6% from 2011, due to decreases in U.S. and International RPD of 3.7% and 2.8%, respectively, and a mix shift to the U.S. due to uncertain economic conditions in Europe. U.S. off-airport RPD declined by 3.6% and U.S. airport RPD decreased 3.3%. U.S. airport RPD was negatively impacted by a mix shift to longer life, lower RPD rentals (including mix shift towards off-airport and the Advantage brand). International RPD decreased primarily due to a decrease in Europe's airport RPD which was due to the competitive pricing environment and uncertain economic conditions.

Equipment Rental Segment

Revenues from our equipment rental segment increased 11.8%, primarily due to increases of 11.0% and 3.6% in equipment rental volumes and pricing, respectively, partially offset by the effects of foreign currency translation of approximately $8.4 million. The increase in volume was primarily due to strong industrial and improving construction performance. Our acquisition of Cinelease in January 2012 also contributed to the revenue increase.

Other

Revenues from all other sources decreased $2.2 million, primarily due to a decrease in revenues from our third-party claim management services.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

EXPENSES

	Six Months Ended June 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Expenses:
Fleet related expenses	$538.3	$536.9	$1.4	0.3%
Personnel related expenses	765.5	739.5	26.0	3.5%
Other direct operating expenses	1,000.3	984.6	15.7	1.6%

Direct operating	2,304.1	2,261.0	43.1	1.9%
Depreciation of revenue earning equipment and lease charges	1,033.9	855.7	178.2	20.8%
Selling, general and administrative	414.3	377.7	36.6	9.7%
Interest expense	288.8	338.3	(49.5)	(14.7)%
Interest income	(1.6)	(3.4)	1.8	(54.1)%
Other (income) expense, net	(1.0)	62.7	(63.7)	(101.6)%

Total expenses	$4,038.5	$3,892.0	$146.5	3.8%

Total expenses increased 3.8%, but total expenses as a percentage of revenues decreased from 101.0% for the six months ended June 30, 2011 to 96.5% for the six months ended June 30, 2012.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $1,925.5 million for the six months ended June 30, 2012 increased $43.8 million, or 2.3%, from the six months ended June 30, 2011 as a result of increases in other direct operating expenses and personnel related expenses, partially offset by lower fleet related expenses.

  Other direct operating expenses for our car rental segment of $867.3 million for the six months ended June 30, 2012 increased $33.8 million, or 4.1% from the six months ended June 30, 2011. The increase was primarily related to increases in facilities expenses of $11.7 million, restructuring and restructuring related charges of $8.5 million, commissions of $8.0 million, concession fees of $7.5 million, computer expenses of $4.9 million and field administrative expenses of $4.5 million, partially offset by the effects of foreign currency translation of approximately $15.4 million. The increases were primarily a result of improved worldwide rental volume demand, additional locations associated with off-airport expansion, and increased litigation expenses.

  Personnel related expenses for our car rental segment of $625.8 million for the six months ended June 30, 2012 increased $19.1 million, or 3.1%, from the six months ended June 30, 2011. The increase was related to increases in salaries and related expenses associated with improved volume and compensation for employees at additional off-airport locations in 2012.

  Fleet related expenses for our car rental segment of $432.5 million for the six months ended June 30, 2012 decreased $9.1 million, or 2.1% from the six months ended June 30, 2011. The decrease was primarily related to the effects of foreign currency translation of $11.4 million, lower vehicle damage costs of $9.3 million due to higher collections from customers on damaged or wrecked vehicles, lower self insurance expenses of $3.4 million and lower vehicle license taxes of $1.9 million. These decreases were partially offset by increases in gasoline costs of $17.0 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $382.7 million for the six months ended June 30, 2012 increased 0.9% from $379.5 million for the six months ended June 30, 2011 as a result of increases in fleet related expenses and personnel related expenses, partially offset by lower other direct operating expenses.

  Fleet related expenses for our equipment rental segment of $105.9 million for the six months ended June 30, 2012 increased $10.5 million, or 11.0% from the six months ended June 30, 2011. The increase was primarily related to increased rental volume resulting in increased freight and delivery costs of $3.6 million, higher maintenance costs of $2.4 million, and increased insurance, license and tax expenses of $1.8 million. Additionally, Cinelease added $1.7 million of fleet related expenses.

  Personnel related expenses for our equipment rental segment of $121.4 million for the six months ended June 30, 2012 increased $8.4 million, or 7.4% from the six months ended June 30, 2011. The increase was primarily related to increases in salaries and related expenses of $6.2 million, due to increased volumes and new branch openings. Additionally, Cinelease added $3.2 million of personnel related expenses.

  Other direct operating expenses for our equipment rental segment of $155.5 million for the six months ended June 30, 2012 decreased $15.6 million, or 9.1% from the six months ended June 30, 2011. The decrease was primarily related to a decrease in restructuring charges of $26.6 million, partly offset by $6.0 million of other direct operating expenses associated with Cinelease, which was acquired in January 2012, as well as increased re-rent expenses of $2.7 million and higher cost of sales of $2.1 million due to higher equipment sales.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $905.8 million for the six months ended June 30, 2012 increased 25.1% from $723.9 million for the six months ended June 30, 2011. The increase was primarily due to the acquisition of Donlen and its related depreciation expense of $184.5 million, as well as an increase in our average fleet size of 5.3% (exclusive of vehicles acquired through the Donlen acquisition), partly offset by lower net depreciation per vehicle, higher vehicle residual values, a higher mix of non-program cars and the effects of foreign currency translation of approximately $14.7 million.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $128.1 million for the six months ended June 30, 2012 decreased 2.8% from $131.8 million for the six months ended June 30, 2011. The decrease was primarily due to higher residual values on the disposal of used equipment, partly offset by a 6.6% increase in the average acquisition cost of rental equipment operated during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $36.6 million, or 9.7%, due to increases in administrative expenses, advertising expenses, and sales promotion expenses.

  Administrative expenses increased $31.7 million, or 13.6%, primarily due to the acquisition of Donlen, which added $12.9 million in administrative expenses. Additionally, salaries and related expenses

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

  increased $11.4 million, restructuring and restructuring related charges increased by $7.8 million, consulting expenses increased $5.4 million and legal expenses increased $4.9 million. These increases were partly offset by the effects of foreign currency translation of approximately $7.6 million.

  Advertising expenses increased $4.0 million, or 5.5%, primarily due to increased media advertising, higher airline miles expense associated with increased volume, and costs related to our new customer loyalty program, partially offset by the effects of foreign currency translation of approximately $1.9 million.

  Sales promotion expenses increased $0.9 million, or 1.3%, primarily related to increases in sales salaries and commissions due to improved results, partially offset by the effects of foreign currency translation.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $157.7 million for the six months ended June 30, 2012 increased 2.1% from $154.5 million for the six months ended June 30, 2011. The increase was primarily due to the acquisition of Donlen and an increase in the weighted-average debt outstanding, partially offset by the effects of foreign currency translation.

Equipment Rental Segment

Interest expense for our equipment rental segment of $24.3 million for the six months ended June 30, 2012 increased 4.2% from $23.3 million for the six months ended June 30, 2011. The increase was primarily due to increases in the weighted-average debt outstanding as a result of an increase in average fleet size and in the Senior Term Facility and Senior ABL Facility interest rates.

Other

Other interest expense relating to interest on corporate debt of $106.8 million for the six months ended June 30, 2012 decreased 33.5% from $160.5 million for the six months ended June 30, 2011. The decrease was primarily due larger write-off's last year of unamortized debt costs in connection with refinancing activity, lower rates achieved with the refinancing of our Senior Notes and Senior Subordinated Notes, and a decrease in the weighted-average debt outstanding and interest rates.

Interest Income

Interest income increased $1.8 million from the prior year period.

Other (Income) Expense, Net

Other (income) expense, net for the six months ended June 30, 2012 and 2011, reflected income of $1.0 million and expense of $62.7 million, respectively. The expense in 2011 was primarily due to $62.4 million in premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $369.0 million increased $65.5 million from $303.5 million for the six months ended June 30, 2011. The increase was primarily due to stronger volumes, lower net depreciation per vehicle, improved residual values and disciplined cost management, partly offset

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

by decreased pricing. Adjustments to our car rental segment income before income taxes for the six months ended June 30, 2012 totaled $72.6 million (which consists of purchase accounting of $30.2 million, non-cash debt charges of $21.7 million, and restructuring and restructuring related charges of $20.7 million). Adjustments to our car rental segment income before income taxes for the six months ended June 30, 2011 totaled $30.4 million (which consists of non-cash debt charges of $20.8 million, purchase accounting of $16.6 million and restructuring and restructuring related charges of $5.5 million and derivative losses of $0.6 million, partly offset by pension adjustments of $13.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $68.4 million increased $24.8 million from $43.6 million for the six months ended June 30, 2011. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for the six months ended June 30, 2012 totaled $30.2 million (which consists of purchase accounting of $20.8 million, restructuring and restructuring related charges of $6.7 million, and non-cash debt charges of $2.7 million). Adjustments to our equipment rental loss before income taxes for the six months ended June 30, 2011 totaled $64.6 million (which consists of restructuring and restructuring related charges of $35.9 million, purchase accounting of $24.8 million, and non-cash debt charges of $3.9 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET INCOME (LOSS) ATTRIBUTABLE TO THE HERTZ CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Six Months Ended June 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Income (loss) before income taxes	$147.6	$(39.7)	$187.3	N/M
Provision for taxes on income	(94.9)	(12.4)	(82.5)	N/M

Net income (loss)	52.7	(52.1)	104.8	N/M
Less: Net income attributable to noncontrolling interest	—	(8.8)	8.8	(100.0)%

Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$52.7	$(60.9)	$113.6	(186.6)%

Provision for Taxes on Income

The effective tax rate for the six months ended June 30, 2012 was 64.3% as compared to (31.1)% in the six months ended June 30, 2011. The provision for taxes on income increased $82.5 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits cannot be realized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest decreased $8.8 million due to Hertz's purchase of the noncontrolling interest of Navigation Solutions, L.L.C. on December 31, 2011, thereby increasing its ownership interest from 65% to 100%.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Net Income (Loss) Attributable to The Hertz Corporation and Subsidiaries' Common Stockholder

The net income attributable to The Hertz Corporation and Subsidiaries' common stockholder increased $113.6 million primarily due to higher rental volumes in our worldwide car and equipment rental operations, improved residual values on the disposal of certain vehicles and used equipment, lower net depreciation per vehicle in our car rental operations, disciplined cost management and increased pricing in our equipment rental operations, partly offset by lower pricing in our worldwide car rental operations. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

LIQUIDITY AND CAPITAL RESOURCES

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.

Cash Flows

As of June 30, 2012, we had cash and cash equivalents of $586.0 million, a decrease of $345.2 million from $931.2 million as of December 31, 2011. The following table summarizes such decrease:

	Six Months Ended June 30,
(in millions of dollars)	2012	2011	$ Change
Cash provided by (used in):
Operating activities	$1,170.9	$699.6	$471.3
Investing activities	(2,203.6)	(2,177.7)	(25.9)
Financing activities	692.3	(179.9)	872.2
Effect of exchange rate changes	(4.8)	31.6	(36.4)

Net change in cash and cash equivalents	$(345.2)	$(1,626.4)	$1,281.2

During the six months ended June 30, 2012, we generated $471.3 million more cash from operating activities compared with the same period in 2011. The increase was primarily a result of improvements in the operating performance of our business as well as due to the timing of our payments.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the six months ended June 30, 2012, we used $25.9 million more cash for investing activities compared with the same period in 2011. The increase in the use of funds was primarily due to increases in revenue earning equipment expenditures and acquisitions during the period, partly offset by a decrease in the year-over-year change in restricted cash and cash equivalents and an increase in the proceeds from disposal of revenue earning equipment in our car rental operations. The increase in revenue earning equipment expenditures was primarily due to higher car and equipment rental volumes. The increase in the proceeds from the disposal of revenue earning equipment was primarily related to improved residual values. As of June 30, 2012 and December 31, 2011, we had $175.4 million and $308.0 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of $132.6 million from December 31, 2011 to June 30, 2012, primarily related to the timing of purchases and sales of revenue earning vehicles.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

During the six months ended June 30, 2012, cash flows from financing activities increased by $872.2 million compared with the same period in 2011. The increase was primarily due to payment of a greater amount of pre-funded debt associated with our Senior Note redemptions in the prior year.

Capital Expenditures

The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds on a cash basis consistent with our consolidated statements of cash flows, by quarter for 2012 and 2011 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2012
First Quarter	$2,648.7	$(2,009.3)	$639.4	$74.2	$(47.6)	$26.6
Second Quarter	3,050.2	(1,599.0)	1,451.2	63.0	(8.8)	54.2

	$5,698.9	$(3,608.3)	$2,090.6	$137.2	$(56.4)	$80.8

2011
First Quarter	$1,963.8	$(1,690.2)	$273.6	$56.8	$(14.5)	$42.3
Second Quarter	3,503.0	(1,798.7)	1,704.3	68.6	(13.9)	54.7

	$5,466.8	$(3,488.9)	$1,977.9	$125.4	$(28.4)	$97.0

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$5,369.5	$5,211.3	$158.2	3.0%
Equipment rental	329.4	255.5	73.9	28.9%

Total	$5,698.9	$5,466.8	$232.1	4.2%

The increase in our car rental operations revenue earning equipment expenditures was primarily due to higher rental volumes during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 which required us to increase our fleet levels. The increase in our equipment rental operations revenue earning equipment expenditures was primarily due to the timing of purchases and payments, partly offset by better utilization of our existing equipment during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Property and equipment expenditures
Car rental	$109.8	$98.5	$11.3	11.4%
Equipment rental	15.8	12.7	3.1	23.8%
Other	11.6	14.2	(2.6)	(18.5)%

Total	$137.2	$125.4	$11.8	9.3%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

The net increase in property and equipment expenditures were primarily due to increased locations in our car rental operations, continued improvement in economic conditions and business performance during the first half of the year.

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

As of June 30, 2012, we had $12,046.5 million of total indebtedness outstanding. Cash paid for interest during the six months ended June 30, 2012, was $269.4 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.

Our liquidity as of June 30, 2012 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as "Borrowing Capacity and Availability," below.

Maturities

The aggregate amounts of maturities of debt for each of the twelve-month periods ending June 30 (in millions of dollars) are as follows:

2013	$5,519.0	(including $4,915.3 of other short-term borrowings*)
2014	$280.0
2015	$1,211.3
2016	$888.4
2017	$244.7
After 2017	$3,908.1

*
Our short-term borrowings as of June 30, 2012 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, Senior ABL Facility, U.S. Fleet Financing Facility, U.S. Fleet Variable Funding Notes, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility and the Donlen GN II Variable Funding Notes. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. As of June 30, 2012, short-term borrowings had a weighted average interest rate of 2.0%.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

In March 2012, Hertz amended the Canadian Securitization to extend the maturity date from March 2012 to May 2012. In the second quarter 2012, the maturity date was extended to June 2013.

In April 2012, Hertz paid off the remaining debt outstanding under the U.S. ABS Program Series 2011-2 U.S. Fleet Variable Funding Notes and terminated the facility.

In May 2012, the borrowing capacity of the Series 2009-1 under our U.S. Fleet Variable Funding Notes was increased by $250 million.

In June 2012, Hertz amended the European Revolving Credit Facility to extend the maturity date from June 2013 to June 2015.

In June 2012, Hertz amended the Brazilian Fleet Financing Facility to extend the maturity date from June 2012 to February 2013.

In June 2012, Hertz amended the European Seasonal Revolving Credit Facility under the European Revolving Credit Facility to create a commitment period running from June 2012 to November 2012 that provides for aggregate maximum borrowings of €85.7 million (the equivalent of $106.9 million as of June 30, 2012), subject to borrowing base availability.

During the first half of 2012, Donlen's GN II Variable Funding Notes remained outstanding and lender commitments thereunder were increased to permit aggregate maximum borrowings of $900.0 million (subject to borrowing base availability).

For subsequent events relating to our indebtedness, see Note 17 to the Notes to our condensed consolidated financial statements included in this Report.

Registration Rights and Indentures for the Senior Notes

Pursuant to the terms of exchange and registration rights agreements entered into in connection with the issuance of $250 million in aggregate principal amount of the 6.75% Senior Notes due 2019 in March 2012, Hertz has agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under the exchange and registration rights agreement, including by failing to have the registration statement become effective by March 2013 or failing to complete the exchange offer by April 2013, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where a default has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.

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

Other Financing Risks

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

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2012, we were not subject to such contractually specified fixed charge coverage ratio.

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

Borrowing Capacity and Availability

As of June 30, 2012, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,027.6	$782.4

Total Corporate Debt	1,027.6	782.4

Fleet Debt
U.S. Fleet Variable Funding Notes	163.1	36.8
Donlen GN II Variable Funding Notes	26.1	2.1
U.S. Fleet Financing Facility	54.0	16.2
European Revolving Credit Facility	119.3	66.7
European Securitization	157.3	16.8
Canadian Securitization	63.4	20.6
Australian Securitization	97.8	—
Capitalized Leases	132.2	25.6

Total Fleet Debt	813.2	184.8

Total	$1,840.8	$967.2

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

As of June 30, 2012, the Senior Term Facility had approximately $0.3 million available under the letter of credit facility and the Senior ABL Facility had $1,081.6 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

Some of these special purpose entities are consolidated variable interest entities, of which we are the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2012 and December 31, 2011, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $528.1 million and $456.3 million, respectively, and total liabilities primarily comprised of debt of $527.6 million and $455.8 million, respectively.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2012 and December 31, 2011, the following guarantees (including indemnification commitments) were issued and outstanding:

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of June 30, 2012 and December 31, 2011, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.4 million and $1.5 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of June 30, 2012, our net income would decrease by an estimated $37.9 million over a twelve-month period.

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

For the three and six months ended June 30, 2012, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $1.0 million and $5.4 million, respectively.

See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

Other Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the three-month and six-month periods ended June 30, 2012, we recognized losses of $3.3 million and $1.5 million, respectively, in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations (Continued)

Income Taxes

In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006, 2007, 2008 and 2009 and part of 2010. A LKE Program for HERC has also been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management and fleet reduction, we have recognized some taxable gains in the program. In 2009, the bankruptcy filing of an original equipment manufacturer, or "OEM," also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet. In the event of an extended fleet reduction, we believe the likelihood of making material cash tax payments in the near future is low because of our significant net operating losses. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, including paying down existing debt obligations, future growth initiatives and for general operating purposes. From August 2010 through 2011, recognized tax gains on vehicle dispositions resulting from the LKE suspension were more than offset by 100% tax depreciation on newly acquired vehicles. During 2012 50% bonus depreciation is allowed, which will continue to support suspension of the LKE Program through 2012 without adverse tax implications. The timing of reinstating the LKE Program is under continued analysis.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or "FASB," issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income," requiring companies to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements of net income and other comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These provisions became effective for us beginning with the quarterly report for the period ended March 31, 2012. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers the timing of implementing only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments.

Other Financial Information

With respect to the unaudited interim financial information of The Hertz Corporation as of June 30, 2012 and for the three-month and six-month periods ended June 30, 2012 and 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they applied limited procedures in accordance with professional standards for reviews of such unaudited interim financial information. However, their separate report dated August 2, 2012 included in this Form 10-Q herein states that they did not audit and they do not express an opinion on such unaudited interim financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on such unaudited interim financial information because that report is not a "report" or "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 11 to the Notes to our annual audited consolidated financial statements included in our Form 10-K.

The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:

In June 2012, in Davis Landscape, Ltd. et al. v. Hertz Equipment Rental Corporation, the judge denied our motion for partial summary judgment on the Loss Damage Waiver claim and, in July 2012, the judge granted our motion for partial summary judgment on the Environmental Recovery Fee claim. The court also entered an order referring the case to mediation by private consent of the parties.

In May 2012, all briefing was completed in Janet Sobel and Daniel Dugan, PhD., individually and on behalf of all others similarly situated v. The Hertz Corporation on the two outstanding issues—unjust enrichment and damages. The briefing included expert reports as submitted by both sides.

In May 2012, in Michael Shames et al. v. The Hertz Corporation et al., the district court issued an order preliminarily approving the settlement of this action; certifying a settlement class; certifying a class representative and lead counsel; and providing for class notice. The court also scheduled a final approval hearing for October 29, 2012. We have accrued our best estimate of the ultimate cost which is not material to our financial condition.

In June 2012, a mediation was held in Fun Services of Kansas City, Inc., individually and as the representative of a class of similarly-situated persons v. Hertz Equipment Rental Corporation. As a result of the mediation, the parties have reached an agreement in principle to settle this class action. A draft settlement agreement that addresses compensation to class members, class counsel fees and the claims process, and which would be subject to court approval, is being finalized by the parties' counsel. We have accrued our best estimate of the ultimate cost which is not material to our financial condition.

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

ITEM 1A.    RISK FACTORS

There is no material change in the information reported under "Part I—Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Date: August 2, 2012	THE HERTZ CORPORATION (Registrant)
	By:	/s/ ELYSE DOUGLAS
Elyse Douglas
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
10.7.8	Form of Price Vested Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan.†
10.7.9	Form of Non-Employee Director Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan.†
10.7.10	Form of Director Designee Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan.†
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

†
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed with the Securities and Exchange Commission on August 2, 2012.

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