Form 10-Q
period 2012-09-30
HERTZ CORP
filed 2012-11-02
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2012, all of the common stock of the registrant was owned by its affiliate, Hertz Investors, Inc. As of November 2, 2012, 100 shares of the registrant's common stock (par value $0.01) were issued and outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    Condensed Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholder of The Hertz Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of September 30, 2012, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and September 30, 2011. These interim financial statements are the responsibility of the Company's management.
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
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 2, 2012

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
Unaudited

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$453,294	$931,208
Restricted cash and cash equivalents	376,773	308,039
Receivables, less allowance for doubtful accounts of $23,681 and $20,282	1,731,795	1,616,382
Due from Hertz Global Holdings, Inc.	11,865	—
Inventories, at lower of cost or market	105,982	83,978
Prepaid expenses and other assets	380,256	416,134
Revenue earning equipment, at cost:
Cars	11,850,783	9,678,765
Less accumulated depreciation	(1,814,403)	(1,360,012)
Other equipment	3,226,306	2,830,176
Less accumulated depreciation	(1,041,477)	(1,043,520)
Total revenue earning equipment	12,221,209	10,105,409
Property and equipment, at cost:
Land, buildings and leasehold improvements	1,191,140	1,146,112
Service equipment and other	1,138,356	1,050,915
	2,329,496	2,197,027
Less accumulated depreciation	(1,049,775)	(945,173)
Total property and equipment	1,279,721	1,251,854
Other intangible assets, net	2,531,522	2,562,234
Goodwill	454,663	392,094
Total assets	$19,547,080	$17,667,332
LIABILITIES AND EQUITY
Accounts payable	$975,098	$897,489
Due to Hertz Global Holdings, Inc.	—	412
Accrued liabilities	1,012,188	1,126,338
Accrued taxes	242,218	162,984
Debt	12,293,232	10,907,849
Public liability and property damage	279,755	281,534
Deferred taxes on income	1,783,240	1,661,872
Total liabilities	16,585,731	15,038,478
Commitments and contingencies
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued
and outstanding	—	—
Additional paid-in capital	3,501,007	3,473,625
Accumulated deficit	(524,848)	(816,376)
Accumulated other comprehensive loss	(14,829)	(28,414)
Total The Hertz Corporation and Subsidiaries stockholder's equity	2,961,330	2,628,835
Noncontrolling interest	19	19
Total equity	2,961,349	2,628,854
Total liabilities and equity	$19,547,080	$17,667,332
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Car rental	$2,105,987	$2,062,457	$5,578,544	$5,272,595
Equipment rental	362,933	321,555	998,458	891,282
Other	47,302	48,254	125,292	120,685
Total revenues	2,516,222	2,432,266	6,702,294	6,284,562
Expenses:
Direct operating	1,241,082	1,247,617	3,545,162	3,508,588
Depreciation of revenue earning equipment and
lease charges	560,529	523,283	1,594,396	1,379,041
Selling, general and administrative	200,993	197,543	615,279	575,231
Interest expense	141,773	156,795	430,549	495,145
Interest income	(716)	(1,249)	(2,276)	(4,651)
Other (income) expense, net	(9,514)	29	(10,526)	62,706
Total expenses	2,134,147	2,124,018	6,172,584	6,016,060
Income before income taxes	382,075	308,248	529,710	268,502
Provision for taxes on income	(130,772)	(89,915)	(225,682)	(102,280)
Net income	251,303	218,333	304,028	166,222
Less: Net income attributable to noncontrolling
interest	—	(5,771)	—	(14,531)
Net income attributable to The Hertz
Corporation and Subsidiaries' common stockholder	$251,303	$212,562	$304,028	$151,691

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands of Dollars)
Unaudited

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
Net income		$251,303		$218,333
Other comprehensive income (loss), net of tax:
Translation adjustment changes, (net of tax
of 2012: $(2,936) and 2011: $3,363)	$20,175		$(66,580)
Unrealized holding gains (losses) on securities,
(net of tax of 2012: $1,095 and 2011: $(3,215))	1,720		(5,026)
Other, (net of tax of 2012: $0 and 2011: $0)	(103)		92
Unrealized gain on Euro-denominated debt, (net
of tax of 2012: $0 and 2011: $6,898)	—		10,777
Defined benefit pension plans
Net gains (losses) arising during the period,
(net of tax of 2012: $1,064 and 2011:
$(4,834)	1,437		(14,007)
Defined benefit pension plans	1,437		(14,007)
Other comprehensive income (loss)		23,229		(74,744)
Comprehensive income		274,532		143,589
Less: Comprehensive income attributable
to noncontrolling interest		—		(5,771)
Comprehensive income attributable to The Hertz
Corporation and Subsidiaries' common stockholder		$274,532		$137,818

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Net income		$304,028		$166,222
Other comprehensive income (loss), net of tax:
Translation adjustment changes, (net of tax
of 2012: $(2,729) and 2011: $1,713)	$3,655		$(7,850)
Unrealized holding gains (losses) on securities,
(net of tax of 2012: $3,063 and 2011: $(2,450))	4,817		(3,791)
Other, (net of tax of 2012: $0 and 2011: $0)	5		32
Unrealized loss on Euro-denominated debt, (net
of tax of 2012: $0 and 2011: $(2,650))	—		(4,139)
Defined benefit pension plans
Net gains arising during the period, (net of tax
of 2012: $3,333 and 2011: $2,037)	5,109		3,074
Defined benefit pension plans	5,109		3,074
Other comprehensive income (loss)		13,586		(12,674)
Comprehensive income		317,614		153,548
Less: Comprehensive income attributable
to noncontrolling interest		—		(14,531)
Comprehensive income attributable to The Hertz
Corporation and Subsidiaries' common stockholder		$317,614		$139,017
   The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$304,028	$166,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of revenue earning equipment	1,530,775	1,306,661
Depreciation of property and equipment	125,132	117,837
Amortization of other intangible assets	58,899	51,175
Amortization and write-off of deferred financing costs	41,721	75,891
Amortization and write-off of debt discount	4,124	13,914
Stock-based compensation charges	22,260	24,438
(Gain) loss on derivatives	731	(14,330)
Gain on disposal of business	(9,116)	—
Loss on revaluation of foreign denominated debt	2,498	—
Provision for losses on doubtful accounts	23,472	21,211
Asset writedowns	3,181	22,782
Deferred taxes on income	118,731	42,268
Gain on sale of property and equipment	(1,935)	(5,199)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(232,336)	(150,212)
Inventories, prepaid expenses and other assets	(6,176)	(12,547)
Accounts payable	83,112	66,808
Accrued liabilities	10,410	(130,558)
Accrued taxes	66,104	56,268
Public liability and property damage	(3,189)	8,628
Net cash provided by operating activities	2,142,426	1,661,257
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(69,301)	(123,511)
Revenue earning equipment expenditures	(7,681,018)	(7,864,609)
Proceeds from disposal of revenue earning equipment	4,815,374	4,932,410
Property and equipment expenditures	(229,440)	(202,276)
Proceeds from disposal of property and equipment	94,644	48,133
Acquisitions, net of cash acquired	(196,220)	(222,988)
Purchase of short-term investments, net	—	(32,891)
Proceeds from disposal of business	11,691	—
Other investing activities	(1,400)	760
Net cash used in investing activities	$(3,255,670)	$(3,464,972)
   The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands of Dollars)
Unaudited

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$282,382	$3,058,395
Payment of long-term debt	(656,111)	(3,641,281)
Short-term borrowings:
Proceeds	367,988	371,994
Payments	(962,690)	(814,894)
Proceeds (payments) under the revolving lines of credit, net	1,675,987	934,364
Distributions to noncontrolling interest	—	(10,500)
Purchase of noncontrolling interest	(38,000)
Proceeds from employee stock purchase plan	3,186	2,690
Loan with Hertz Global Holdings, Inc.	(12,277)	317
Payment of financing costs	(13,679)	(87,640)
Dividends paid	(12,500)	(12,450)
Net cash provided by (used in) financing activities	634,286	(199,005)
Effect of foreign exchange rate changes on cash and cash equivalents	1,044	13,987
Net decrease in cash and cash equivalents during the period	(477,914)	(1,988,733)
Cash and cash equivalents at beginning of period	931,208	2,374,006
Cash and cash equivalents at end of period	$453,294	$385,273
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$383,166	$475,464
Income taxes	43,024	32,544
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and
accrued liabilities	$289,798	$217,675
Sales of revenue earning equipment included in receivables	504,930	949,824
Purchases of property and equipment included in accounts payable	53,708	52,787
Sales of property and equipment included in receivables	38,052	10,777

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background
The Hertz Corporation together with its subsidiaries are referred to herein as ‘‘we,’’ ‘‘our’’ and ‘‘us.’’ The Hertz Corporation is referred to herein as ‘‘Hertz,’’ 100% of Hertz outstanding capital stock is owned by Hertz Global Holdings, Inc., and 100% of Hertz Investors, Inc.’s capital stock is owned by Hertz Global Holdings, Inc., our ultimate parent company, is referred to herein as ‘‘Hertz Holdings.’’
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
After giving effect to Hertz Holdings' initial public offering in November 2006 and subsequent offerings, the Sponsors' holdings represent approximately 38% of the outstanding shares of common stock of Hertz Holdings as of September 30, 2012.
On September 1, 2011, Hertz completed the acquisition of Donlen Corporation, or "Donlen," a leading provider of fleet leasing and management services.
On December 31, 2011, Hertz purchased the noncontrolling interest of Navigation Solutions, L.L.C., thereby increasing its ownership interest from 65% to 100%.
On August 26, 2012, Hertz Holdings, HDTMS, Inc., a wholly owned subsidiary of Hertz Holdings, and Dollar Thrifty Automotive Group, Inc., a Delaware corporation, or "Dollar Thrifty," entered into an Agreement and Plan of Merger, or the "Merger Agreement," pursuant to which Hertz Holdings would acquire Dollar Thrifty for $87.50 per share, net to the seller in cash, without any interest and less any required withholding taxes, in a transaction valued at a corporate enterprise value of approximately $2.3 billion. After taking into account our use of approximately $400 million of cash and cash equivalents available from Dollar Thrifty, we expect to use approximately $345 million of our cash and cash equivalents to consummate the acquisition of Dollar Thrifty and to finance the remaining $1.95 billion through a combination of $750 million in incremental term loans under our Senior Term Facility and $1.2 billion in senior notes which was raised in October 2012. The boards of directors of both companies have unanimously approved the transaction. The transaction has been structured as a two-step acquisition including a cash tender offer for all outstanding shares of Dollar Thrifty common stock followed by a cash merger in which Hertz Holdings would acquire any remaining outstanding shares of Dollar Thrifty common stock. The transaction is subject to the tender of at least a majority of the shares of Dollar Thrifty common stock, as well as other customary closing conditions. The successful completion of the transaction is also subject to regulatory clearance by the Federal Trade Commission. Hertz Holdings has also reached a definitive agreement with Adreca Holdings Corp., a subsidiary of Macquarie Capital which is expected to be operated by Franchise Services of North America Inc., to sell the Advantage Rent A Car business, selected Dollar Thrifty airport concessions and certain other assets. The closing of that divestiture is conditioned upon, among other things, Hertz Holdings completing an acquisition of Dollar Thrifty. Hertz Holdings estimates that it would realize a loss before income taxes of approximately $30 million to $35 million as a result of this divestiture. We can offer no assurance that the Merger Agreement will be consummated.

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
Franchise revenues and transactions
“Franchise revenues” includes franchise fees for use of our brands and services. Generally franchise fees from franchised locations are based on a percentage of net sales of the franchised business and are recognized as earned and when collectability is reasonably assured.
Initial franchise fees are recorded as deferred income when received and are recognized as revenue when all material services and conditions related to the franchise fee have been substantially performed.
Renewal franchise fees are recognized as revenue when the license agreements are effective and collectability is reasonably assured.
Other (income) and expenses, net includes the gains or losses from the sales of our operations or assets to new and existing franchisees. Such gains or losses are included in operating income because they are expected to be a recurring part of our business.
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
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment", which states that that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount.
This provision is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is presently assessing whether to adopt in relation to its annual impairment test scheduled for the fourth quarter.
Note 3—Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
In our Consolidated Statements of Cash Flows, we net cash flows from revolving borrowings in the line item "Proceeds (payments) under the revolving lines of credit, net."
Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of September 30, 2012 and December 31, 2011, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $302.2 million and $213.6 million, respectively. The increase in restricted cash and cash equivalents associated with our fleet debt of $88.6 million from December 31, 2011 to September 30, 2012 was primarily related to the timing of purchases and sales of revenue earning vehicles.
Note 4—Goodwill and Other Intangible Assets
The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2012
Goodwill	$419.3	$693.8	$1,113.1
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	373.2	18.9	392.1
Goodwill acquired during the period	—	79.4	79.4
Adjustments to previously recorded purchase price allocation	(15.3)	—	(15.3)
Other changes during the period(1)	(1.0)	(0.5)	(1.5)
	(16.3)	78.9	62.6
Balance as of September 30, 2012
Goodwill	403.0	772.7	1,175.7
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	$356.9	$97.8	$454.7

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2011
Goodwill	$367.9	$681.7	$1,049.6
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	321.8	6.8	328.6
Goodwill acquired during the year	53.1	12.3	65.4
Adjustments to previously recorded purchase price allocation	(0.9)	(0.1)	(1.0)
Other changes during the year(1)	(0.8)	(0.1)	(0.9)
	51.4	12.1	63.5
Balance as of December 31, 2011
Goodwill	419.3	693.8	1,113.1
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	$373.2	$18.9	$392.1
_______________________________________________________________________________

(1)	Primarily consists of changes resulting from disposals and the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.
Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$694.6	$(416.5)	$278.1
Other(1)	81.0	(35.8)	45.2
Total	775.6	(452.3)	323.3
Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2
Total	2,208.2	—	2,208.2
Total other intangible assets, net	$2,983.8	$(452.3)	$2,531.5

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$672.6	$(365.5)	$307.1
Other(1)	74.7	(27.8)	46.9
Total	747.3	(393.3)	354.0
Indefinite-lived intangible assets:
Trade name	2,190.0	—	2,190.0
Other(2)	18.2	—	18.2
Total	2,208.2	—	2,208.2
Total other intangible assets, net	$2,955.5	$(393.3)	$2,562.2
_______________________________________________________________________________

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
Amortization of other intangible assets for the three months ended September 30, 2012 and 2011 was approximately $19.9 million and $17.5 million, respectively, and for the nine months ended September 30, 2012 and 2011 was approximately $58.9 million and $51.2 million, respectively. Based on our amortizable intangible assets as of September 30, 2012, we expect amortization expense to be approximately $18.5 million for the remainder of 2012, $77.2 million in 2013, $72.8 million in 2014, $70.5 million in 2015, $21.7 million in 2016 and $8.7 million in 2017.
On September 1, 2011, Hertz acquired 100% of the equity interest in Donlen, a leading provider of fleet leasing and management services. The amount of revenue and earnings of the combined entity had the acquisition date been January 1, 2010, are as follows (in millions):

	Revenue	Earnings
2011 supplemental pro forma for the third quarter of 2011 (combined entity)	$2,500.8	$215.1
2011 supplemental pro forma for the first nine months of 2011 (combined entity)	6,545.8	159.8
2011 supplemental pro forma revenue for the three months ended September 30, 2011 excludes $0.6 million related to deferred revenue which was eliminated as part of acquisition accounting. 2011 supplemental pro forma earnings for the three months ended September 30, 2011 excludes $0.4 million related to deferred income which was eliminated as part of acquisition accounting. 2011 supplemental pro forma revenue for the nine months ended September 30, 2011 excludes $3.2 million related to deferred revenue which was eliminated as part of acquisition accounting. 2011 supplemental pro forma earnings for the nine months ended September 30, 2011 excludes $2.0 million related to deferred income which was eliminated as part of acquisition accounting.
This transaction has been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of Donlen from the date of acquisition are included in our consolidated statements of operations. The allocation of the purchase price to the tangible and intangible net assets acquired is complete.
Advantage Divestiture
On August 26, 2012, Hertz Holdings entered into a Merger Agreement with HDTMS, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Hertz Holdings, and Dollar Thrifty pursuant to which Hertz Holdings has agreed to acquire Dollar Thrifty. The Merger Agreement provides that, with respect to obtaining antitrust approval of the acquisition, Hertz Holdings is required to, among other actions, divest its Advantage Rent A Car, or "Advantage," business, together with certain additional assets and airport concessions, pursuant to a proposed consent agreement currently under discussion between Hertz Holdings and the United States Federal Trade Commission, or the "FTC;" provided, however, that any such divestitures shall be conditioned upon the consummation of the Merger.  To that end, Hertz Holdings has reached a definitive agreement with Adreca Holdings Corp., a subsidiary of Macquarie Capital which is expected to be operated by Franchise Services of North America Inc., providing for the divestiture of its Advantage business, or the "Advantage Divestiture," selected Dollar Thrifty airport concessions and certain other assets, contingent on a successful acquisition of Dollar Thrifty.

As of September 30, 2012, the Advantage business was classified as held and used as the sale transaction was not probable and was contingent upon acquisition of Dollar Thrifty as of such date. Hertz's agreement to divest its Advantage business, which if consummated would result in a loss, triggered an interim impairment analysis. The assets were evaluated for impairment under a probability-weighted approach for developing estimates of future cash flows used to test a long-lived asset for recoverability. The sum of future undiscounted cash flows of the Advantage business exceeds the carrying value as of September 30, 2012. Accordingly, no impairment has been recognized at September 30, 2012.

Hertz estimates that the occurrence of the Advantage Divestiture would cause Hertz to realize a loss (before income taxes) in the range of approximately $30 million to $35 million.  This estimated loss associated with the Advantage Divestiture is preliminary and subject to further adjustments. We can offer no assurance that the Merger Agreement

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

will be consummated.
Other Acquisitions
During the nine months ended September 30, 2012, we added nineteen domestic equipment rental locations through external acquisitions. These acquisitions are not material to the consolidated amounts presented within our statement of operations for the three-month and nine-month periods ended September 30, 2012.
Note 5—Taxes on Income
The effective tax rate for the three and nine months ended September 30, 2012 was 34.2% and 42.6%, respectively. The provision for taxes on income of $130.8 million in the three months ended September 30, 2012 increased from $89.9 million in the three months ended September 30, 2011, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized. The provision for taxes on income of $225.7 million in the nine months ended September 30, 2012 increased from $102.3 million in the nine months ended September 30, 2011, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized.

Note 6—Depreciation of Revenue Earning Equipment and Lease Charges
Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Three Months Ended September 30,
	2012	2011
Depreciation of revenue earning equipment	$554.1	$528.1
Adjustment of depreciation upon disposal of revenue earning equipment	(12.7)	(30.9)
Rents paid for vehicles leased	19.1	26.1
Total	$560.5	$523.3

	Nine Months Ended September 30,
	2012	2011
Depreciation of revenue earning equipment	$1,624.1	$1,399.9
Adjustment of depreciation upon disposal of revenue earning equipment	(93.3)	(93.3)
Rents paid for vehicles leased	63.6	72.4
Total	$1,594.4	$1,379.0
The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended September 30, 2012 and 2011, included net gains of $9.7 million and $26.3 million, respectively, on the disposal of vehicles used in our car rental operations and net gains of $3.0 million and $4.6 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations. The adjustment of depreciation upon disposal of revenue earning equipment for the nine months ended September 30, 2012 and 2011, included net gains of $82.9 million and $86.0 million, respectively, on the disposal of vehicles used in our car rental operations and net gains of $10.4 million and $7.3 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.
Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the nine months ended September 30, 2012, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net decreases of $59.4 million and $96.7 million in depreciation expense for the three and nine months ended September 30, 2012, respectively. During the three-month and nine-month periods ended September 30, 2012, the depreciation rate changes in certain of our equipment rental operations resulted in an increase of $0.1 million in depreciation expense.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 7—Debt
Our debt consists of the following (in millions of dollars):

Facility	Average Interest Rate at September 30, 2012(1)	Fixed or Floating Interest Rate	Maturity	September 30, 2012	December 31, 2011
Corporate Debt
Senior Term Facility	3.75%	Floating	3/2018	$1,379.0	$1,389.5
Senior ABL Facility	2.47%	Floating	3/2016	410.0	—
Senior Notes(2)	7.09%	Fixed	10/2018–1/2021	2,450.0	2,638.6
Promissory Notes	6.96%	Fixed	6/2012–1/2028	48.7	224.7
Other Corporate Debt	5.05%	Floating	Various	65.7	49.6
Unamortized Net
(Discount) Premium (Corporate)				3.3	(6.9)
Total Corporate Debt				4,356.7	4,295.5
Fleet Debt
U.S. ABS Program
U.S. Fleet Variable
Funding Notes:
Series 2009-1(3)(4)	1.25%	Floating	3/2013	1,900.0	1,000.0
Series 2010-2(3)	1.36%	Floating	3/2013	200.0	170.0
Series 2011-2(3)	N/A	Floating	4/2012	—	175.0
				2,100.0	1,345.0
U.S. Fleet Medium Term
Notes
Series 2009-2(3)	4.95%	Fixed	3/2013–3/2015	1,384.3	1,384.3
Series 2010-1(3)	3.77%	Fixed	2/2014–2/2018	749.8	749.8
Series 2011-1(3)	2.86%	Fixed	3/2015–3/2017	598.0	598.0
				2,732.1	2,732.1
Donlen ABS Program
Donlen GN II Variable
Funding Notes(5)	1.17%	Floating	12/2012	899.3	811.2
Other Fleet Debt
U.S. Fleet Financing
Facility	3.27%	Floating	9/2015	158.9	136.0
European Revolving Credit
Facility	2.72%	Floating	6/2015	393.6	200.6
European Fleet Notes	8.50%	Fixed	7/2015	514.9	517.7
European Securitization(3)	2.51%	Floating	7/2014	413.6	256.2
Canadian Securitization	2.16%	Floating	6/2013	147.1	68.3
Australian Securitization(3)(6)	5.02%	Floating	12/2012	162.3	169.3
Brazilian Fleet Financing
Facility	13.53%	Floating	2/2013	14.0	23.1
Capitalized Leases	4.40%	Floating	Various	407.7	363.7
Unamortized Discount
(Fleet)				(7.0)	(10.9)
				2,205.1	1,724.0
Total Fleet Debt				7,936.5	6,612.3
Total Debt				$12,293.2	$10,907.8
_______________________________________________________________________________

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note:
For further information on the definitions and terms of our debt, see Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(1)	As applicable, reference is to the September 30, 2012 weighted average interest rate (weighted by principal balance).

(2)
References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of September 30, 2012 and December 31, 2011, the outstanding principal amount for each such series of the Senior Notes is also specified below.

	Outstanding Principal (in millions)
Senior Notes	September 30, 2012	December 31, 2011
8.875% Senior Notes due January 2014	$—	$162.3
7.875% Senior Notes due January 2014	—	276.3	€(213.5)
7.50% Senior Notes due October 2018	700.0	700.0
7.375% Senior Notes due January 2021	500.0	500.0
6.75% Senior Notes due April 2019	1,250.0	1,000.0
	$2,450.0	$2,638.6

(3)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

(4)	In October 2012, extended to 3/2014. See Note 17—Subsequent Events.

(5)	In October 2012, extended to 12/2013. See Note 17—Subsequent Events.

(6)	In October 2012, extended to 12/2014. See Note 17—Subsequent Events.
Maturities
The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows:

2013	$5,785.1	(including $5,136.2 of other short-term borrowings*)
2014	$254.0
2015	$1,769.6
2016	$329.2
2017	$266.0
After 2017	$3,893.0
_______________________________________________________________________________

*
Our short-term borrowings as of September 30, 2012 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, Senior ABL Facility, U.S. Fleet Financing Facility, U.S. Fleet Variable Funding Notes, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility and the Donlen GN II Variable Funding Notes. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. As of September 30, 2012, short-term borrowings had a weighted average interest rate of 2.1%.

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
Letters of Credit
As of September 30, 2012, there were outstanding standby letters of credit totaling $601.1 million. Of this amount, $553.3 million was issued under the Senior Credit Facilities ($291.0 million of which was issued for the benefit of the U.S. ABS Program, and $65.7 million was related to other debt obligations primarily to support self-insurance programs as well as airport concession obligations in the United States, Canada and Europe). As of September 30, 2012, none of these letters of credit have been drawn upon.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

2012 Events
In February 2012, Hertz called the remainder of its outstanding 8.875% Senior Notes due 2014 and 7.875% Senior Notes due January 2014 for redemption. Hertz redeemed these notes in full during March 2012.
In February 2012, Hertz caused its wholly-owned subsidiary GN Funding II L.L.C. to increase the capacity of the Donlen GN II Variable Funding Notes from $850 million to $900 million. In July 2012 Hertz caused its wholly-owned subsidiary GN Funding II L.L.C. to further increase the capacity of the Donlen GN II Variable Funding Notes from $900 million to $1 billion and to extend the maturity date of the Donlen GN II Variable Funding Notes from August 2012 to December 2012.
In March 2012, Hertz issued an additional $250 million in aggregate principal amount of the 6.75% Senior Notes due 2019. The proceeds of this March 2012 offering were used to redeem all of the outstanding 8.875% Senior Notes due 2014 and together with cash on hand, all of the outstanding 7.875% Senior Notes due 2014 which resulted in the write-off of unamortized debt costs of $3.2 million.
In March 2012, Hertz caused its wholly-owned subsidiary HC Limited Partnership to amend the Canadian Securitization to extend the maturity date from March 2012 to May 2012. In the second quarter of 2012, the maturity date was extended to June 2013.
In April 2012, Hertz caused its wholly-owned subsidiary Hertz Vehicle Financing LLC, or "HVF," to pay off the remaining debt outstanding under the U.S. ABS Program Series 2011-2 U.S. Fleet Variable Funding Notes and terminated the facility.
In May 2012, Hertz caused its wholly-owned subsidiary HVF to increase the borrowing capacity of its Series 2009-1 U.S. Fleet Variable Funding Notes by $250 million.
In June 2012, Hertz amended the European Revolving Credit Facility to extend the maturity date from June 2013 to June 2015.
In June 2012, Hertz amended the Brazilian Fleet Financing Facility to extend the maturity date from June 2012 to February 2013.
In June 2012, Hertz amended the European Seasonal Revolving Credit Facility under the European Revolving Credit Facility to create a commitment period running from June 2012 to November 2012 that provides for aggregate maximum borrowings of €85.7 million (the equivalent of $110.3 million as of September 30, 2012), subject to borrowing base availability.
In July 2012, Hertz caused its subsidiary, International Fleet Financing No. 2 B.V. to amend the European Securitization to extend the maturity from July 2013 to July 2014.
In August 2012, Hertz obtained commitments to make unsecured bridge loans in an aggregate amount of $1.95 billion, or the “Bridge Commitments,” in connection with the offer to acquire Dollar Thrifty. The proceeds of the bridge loans, if any, would be used to, among other things, finance a portion of the consideration Dollar Thrifty stockholders would receive in connection with the acquisition of Dollar Thrifty.
For subsequent events relating to our indebtedness, see Note 17—Subsequent Events.
Registration Rights
Pursuant to the terms of exchange and registration rights agreements entered into in connection with the issuance of $250 million in aggregate principal amount of the 6.75% Senior Notes due 2019 in March 2012, Hertz has agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz plans to enter into an exchange and registration rights agreements in connection with the release from escrow of $700 million aggregate principal amount of 5.875% Senior Notes due 2020 and $500 million aggregate principal amount of 6.250% Senior Notes due 2022 issued by its newly-formed, wholly-owned subsidiary, HDTFS, Inc. Hertz expects to agree to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under either

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

exchange and registration rights agreement, including by failing to have the registration statement become effective by the date that is 365 days after the respective date of the exchange and registration rights agreement or failing to complete the exchange offer by the date that is 395 days after the date of the exchange and registration rights agreement, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where a default has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.
Guarantees and Security
There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of September 30, 2012 has been issued from the terms disclosed in our Form 10-K.
Financial Covenant Compliance
Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2012, we were not subject to such contractually specified fixed charge coverage ratio.
Borrowing Capacity and Availability
As of September 30, 2012, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,037.3	$1,016.5
Total Corporate Debt	1,037.3	1,016.5
Fleet Debt
U.S. Fleet Variable Funding Notes	288.1	—
Donlen GN II Variable Funding Notes	105.8	—
U.S. Fleet Financing Facility	31.1	—
European Revolving Credit Facility	—	—
European Securitization	101.3	—
Canadian Securitization	55.8	—
Australian Securitization	97.0	1.2
Capitalized Leases	117.0	—
Total Fleet Debt	796.1	1.2
Total	$1,833.4	$1,017.7
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
As of September 30, 2012, the Senior Term Facility had approximately $0.3 million available under the letter of credit facility and the Senior ABL Facility had $1,092.3 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.
Some of these special purpose entities are consolidated variable interest entities, of which we are the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of September 30, 2012 and December 31, 2011, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $658.5 million and $456.3 million, respectively, and total liabilities primarily comprised of debt of $658.0 million and $455.8 million, respectively.
Note 8—Employee Retirement Benefits
The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits				Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Components of Net Periodic
Benefit Cost:
Service cost	$5.2	$6.6	$0.3	$(0.5)	$—	$0.1
Interest cost	7.3	6.6	2.2	2.9	0.2	0.2
Expected return on plan assets	(8.3)	(7.7)	(3.0)	(3.5)	—	—
Net amortizations	2.9	1.1	—	0.1	—	(0.1)
Settlement loss	—	1.5	—	—	—	—
Curtailment gain	—	—	—	—	—	—
Net pension /
postretirement expense	$7.1	$8.1	$(0.5)	$(1.0)	$0.2	$0.2

	Pension Benefits				Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Components of Net Periodic
Benefit Cost:
Service cost	$18.5	$19.7	$0.9	$3.0	$0.2	$0.2
Interest cost	21.2	20.6	6.8	8.5	0.6	0.7
Expected return on plan assets	(23.6)	(22.9)	(9.0)	(9.7)	—	—
Net amortizations	8.9	5.4	(0.1)	(0.5)	—	—
Settlement loss	—	2.2	—	—	—	—
Curtailment gain	—	—	—	(13.1)	—	—
Net pension /
postretirement expense	$25.0	$25.0	$(1.4)	$(11.8)	$0.8	$0.9

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three and nine months ended September 30, 2012, we contributed $14.5 million and $46.7 million, respectively, to our worldwide pension plans, including discretionary contributions of $0 and $3.2 million, respectively, to our United Kingdom, or "U.K.," defined benefit pension plan and benefit payments made through unfunded plans. For the three and nine months ended September 30, 2011, we contributed $16.6 million and $73.7 million, respectively, to our worldwide pension plans, including discretionary contributions of $0.5 million and $13.7 million, respectively, to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. The level of future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.
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
Note 9—Stock-Based Compensation
In March 2012, Hertz Holdings granted 543,880 Restricted Stock Units, or "RSUs," to certain executives and employees at fair values ranging from $13.65 to $14.47, 747,423 Performance Stock Units, or "PSUs," at a fair value of $13.65, and 1,098,591 PSUs (referred to as Price Vesting Units, or "PVUs") at fair values ranging from $10.13 to $11.26 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." The PSUs have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on 2012 and 2013 Hertz Holdings' Corporate EBITDA results. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation (which includes revenue earning equipment lease charges) and amortization and "Corporate EBITDA," represents EBITDA as adjusted for car rental fleet interest, car rental fleet depreciation and certain other items, as provided in the applicable award agreements. Of the PVUs granted, one half will fully vest after three years if Hertz Holdings' stock price appreciates 15% over the grant date price, and one half will fully vest after four years if Hertz Holdings' stock price appreciates 25% over the grant date price. Partial attainment of Hertz Holdings' stock appreciation targets will result in partial vesting. The achievement of the market condition for the PVUs is determined based on the average closing stock price for the 20 trading day period ending March 6, 2015 and 2016, respectively. In May 2012, Hertz Holdings granted 146,301 RSUs at a fair value of $15.48 and in August 2012, Hertz Holdings granted 59,480 RSUs at a fair value of $12.12.

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
A summary of the total compensation expense and associated income tax benefits recognized under the Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense	$7.3	$7.8	$22.3	$24.4
Income tax benefit	(2.8)	(3.0)	(8.6)	(9.4)
Total	$4.5	$4.8	$13.7	$15.0

As of September 30, 2012, there was approximately $44.4 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 1.4 years, on a weighted average basis, of the requisite service period that began on the grant dates.
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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2012	2011	2012	2011
Car rental	$2,152.6	$2,109.1	$428.7	$375.3
Equipment rental	363.0	321.7	76.2	55.9
Total reportable segments	2,515.6	2,430.8	504.9	431.2
Other	0.6	1.5
Total	$2,516.2	$2,432.3
Adjustments:
Other reconciling items(1)			(73.8)	(77.9)
Purchase accounting(2)			(23.9)	(19.1)
Non-cash debt charges(3)			(13.6)	(14.8)
Restructuring charges			(1.5)	(1.9)
Restructuring related charges(4)			(2.0)	(3.2)
Derivative gains(5)			0.1	0.1
Management transition costs			—	(1.5)
Acquisition related costs			(8.1)	(4.6)
Income before income taxes			$382.1	$308.3

	Nine Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2012	2011	2012	2011
Car rental	$5,700.4	$5,388.3	$797.8	$678.8
Equipment rental	1,000.1	891.6	144.6	99.5
Total reportable segments	6,700.5	6,279.9	942.4	778.3
Other	1.8	4.7
Total	$6,702.3	$6,284.6
Adjustments:
Other reconciling items(1)			(235.6)	(244.1)
Purchase accounting(2)			(76.9)	(62.2)
Non-cash debt charges(3)			(46.1)	(89.9)
Restructuring charges			(27.0)	(40.4)
Restructuring related charges(4)			(7.6)	(6.4)
Derivative gains(5)			0.1	0.1
Acquisition related costs			(19.6)	(13.6)
Management transition costs			—	(4.0)
Pension adjustment(6)			—	13.1
Premiums paid on debt(7)			—	(62.4)
Income before income taxes			$529.7	$268.5
_______________________________________________________________________________

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

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
Total assets increased $1,879.7 million from December 31, 2011 to September 30, 2012. The increase was primarily related to increases in our car rental and equipment rental segments' revenue earning equipment and receivables, driven by increased volumes, and an increase in restricted cash and cash equivalents related to the timing of purchases and sales of revenue earning vehicles, partly offset by a decreases in our cash and cash equivalents, primarily relating to the redemption of our 8.875% Senior Notes and our 7.875% Senior Notes.
Note 11—Total Equity

	100 Shares Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
(In Millions)
December 31, 2011	—	$3,473.6	$(816.4)	$(28.4)	$—	$2,628.8
Net income attributable to The Hertz
Corporation and Subsidiaries' common stockholder			304.0			304.0
Other comprehensive income				13.6		13.6
Dividends paid		—	(12.5)			(12.5)
Stock-based employee
compensation charges, net of tax		22.2				22.2
Proceeds from employee
stock purchase plan		3.7				3.7
Hertz Holdings common shares
issued to Directors		1.5				1.5
September 30, 2012	—	$3,501.0	$(524.9)	$(14.8)	$—	$2,961.3

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	100 Shares Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
(In Millions)
December 31, 2010	$—	$3,452.0	$(1,004.0)	$37.8	$16.5	$2,502.3
Net income attributable to The Hertz
Corporation and Subsidiaries' common stockholder			151.7			151.7
Other comprehensive loss				(12.6)		(12.6)
Dividend payment to noncontrolling
interest					(10.5)	(10.5)
Net income relating to noncontrolling
interest					14.5	14.5
Dividends paid			(12.4)			(12.4)
Stock-based employee compensation
charges, net of tax		24.4				24.4
Proceeds from employee stock
purchase plan		3.2				3.2
Hertz Holdings common shares
issued to Directors		1.5				1.5
September 30, 2011	$—	$3,481.1	$(864.7)	$25.2	$20.5	$2,662.1
Accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011 includes accumulated translation gains of $95.0 million and $91.3 million, respectively, pension benefits (expense) of $(94.5) million and $(99.6) million, respectively, unrealized losses on our Euro-denominated debt of $(19.4) million and $(19.4) million, respectively, unrealized holding gains of $5.1 million and $0.3 million, respectively, and other of $(1.0) million and $(1.0) million, respectively.
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
During the first, second and third quarters of 2012, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 65 employees, 280 employees and 240 employees, respectively.
From January 1, 2007 through September 30, 2012, we incurred $557.5 million ($273.5 million for our car rental segment, $229.5 million for our equipment rental segment and $54.5 million of other) of restructuring charges.
Additional efficiency and cost saving initiatives are being developed; however, we presently do not have firm plans or estimates of any related expenses.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
By Type:
Termination benefits	$0.3	$2.4	$16.5	$6.8
Pension and post retirement expense	—	—	—	0.3
Consultant costs	0.1	0.3	0.7	0.6
Asset writedowns	—	(0.5)	2.7	22.8
Facility closure and lease obligation costs	0.9	(0.4)	6.6	9.6
Relocation costs and temporary labor costs	0.1	0.1	0.1	0.1
Other	0.1	—	0.4	0.2
Total	$1.5	$1.9	$27.0	$40.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
By Caption:
Direct operating	$3.7	$0.7	$18.3	$35.3
Selling, general and administrative	(2.2)	1.2	8.7	5.1
Total	$1.5	$1.9	$27.0	$40.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
By Segment:
Car rental	$0.2	$2.8	$17.2	$7.3
Equipment rental	1.3	(0.9)	8.1	32.7
Other reconciling items	—	—	1.7	0.4
Total	$1.5	$1.9	$27.0	$40.4

The following table sets forth the activity affecting the restructuring accrual during the nine months ended September 30, 2012 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2012	$9.1	$0.2	$0.6	$11.7	$21.6
Charges incurred	16.5	—	0.7	9.8	27.0
Cash payments	(14.0)	—	(0.5)	(4.0)	(18.5)
Other(1)	(0.3)	—	(0.1)	(8.9)	(9.3)
Balance as of September 30, 2012	$11.3	$0.2	$0.7	$8.6	$20.8
_______________________________________________________________________________

(1)	Primarily consists of decreases of $6.4 million for facility closures and $2.7 million for asset writedowns.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 13—Financial Instruments
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Fair value approximates the amount indicated on the balance sheet at September 30, 2012 and December 31, 2011 because of the short-term maturity of these instruments. Money market accounts, whose fair value at September 30, 2012, is measured using Level 1 inputs, totaling $65.4 million and $300.4 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively. Money market accounts, whose fair value at December 31, 2011, is measured using Level 1 inputs, totaling $566.0 million and $142.9 million are included in "Cash and cash equivalents" and "Restricted cash and cash equivalents," respectively.
Marketable Securities
Marketable securities held by us consist of equity securities classified as available-for-sale, which are carried at fair value and are included within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, are included in "Accumulated other comprehensive loss." As of September 30, 2012 and December 31, 2011, the fair value of marketable securities was $41.1 million and $33.2 million, respectively. For the three and nine months ended September 30, 2012, unrealized gains of $2.8 million and $7.9 million, respectively, were recorded in "Accumulated other comprehensive loss." For the three and nine months ended September 30, 2011, unrealized gains of $8.2 million and $6.3 million, respectively, were recorded in "Accumulated other comprehensive loss." Fair values for marketable securities are based on Level 1 inputs consisting of quoted market prices.
Debt
For borrowings with an initial maturity of 93 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at September 30, 2012 was $12,623.8 million, compared to its aggregate unpaid principal balance of $12,296.9 million. The aggregate fair value of all debt at December 31, 2011 was $11,092.4 million, compared to its aggregate unpaid principal balance of $10,925.6 million.
Derivative Instruments and Hedging Activities
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	$0.3	$—	$—	$0.4
Interest rate caps	—	0.5	—	0.4
Foreign exchange forward contracts	4.2	4.4	3.3	1.9
Interest rate swaps	—	—	—	0.2
Foreign exchange options	0.1	0.1	—	—
Total derivatives not designated as hedging
instruments under ASC 815	$4.6	$5.0	$3.3	$2.9
_______________________________________________________________________________

(1)	All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)	All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,
		2012	2011
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	Direct operating	$2.1	$(1.9)
Interest rate caps	Selling, general and administrative	—	0.1
Foreign exchange forward contracts	Selling, general and administrative	(6.2)	11.3
Foreign exchange options	Selling, general and administrative	—	(0.1)
Total		$(4.1)	$9.4

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,
		2012	2011
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	Direct operating	$0.6	$1.0
Interest rate caps	Selling, general and administrative	(0.1)	0.1
Foreign exchange forward contracts	Selling, general and administrative	(11.8)	3.4
Foreign exchange options	Selling, general and administrative	0.1	(0.1)
Total		$(11.2)	$4.4
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
In connection with our acquisition of Donlen, we acquired interest rate swaps associated with floating rate debt. As of September 30, 2012, these interest rate swaps have expired. These interest rate swaps are used to effectively convert an amount of floating rate debt into fixed rate debt. The fair values of these interest rate swaps were calculated using a discounted cash flow method and applying observable market data (i.e. the 1-month LIBOR yield curve). Gains and losses resulting from changes in the fair value of these interest rate swaps are included in our results of operations in the periods incurred (in Selling, general and administrative).
We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through November 2013. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. As of September 30, 2012, our outstanding commodity instruments for unleaded gasoline and diesel fuel totaled approximately 7.8 million gallons and 1.5 million gallons, respectively. The fair value of these commodity

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

instruments was calculated using a discounted cash flow method and applying observable market data (including NYMEX RBOB Gasoline and U.S. Department of Energy surveys). Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing locally. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected marketing programs. The effect of exchange rate changes on these financial instruments would not materially affect our consolidated financial position, results of operations or cash flows. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty. Premiums paid for options outstanding as of September 30, 2012, were approximately $0.2 million. We limit counterparties to the transactions to financial institutions that have strong credit ratings. As of September 30, 2012 and December 31, 2011, the total notional amount of these foreign exchange options was $45.0 million and $9.1 million, respectively. As of September 30, 2012, these foreign exchange options mature through January 2014. The fair value of the foreign exchange options was calculated using a discounted cash flow method and applying observable market data (i.e. foreign currency exchange rates). Gains and losses resulting from changes in the fair value of these options are included in our results of operations in the periods incurred.
We also manage exposure to fluctuations in currency risk on intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of September 30, 2012, the total notional amount of these forward contracts was $986.9 million, maturing within four months. The fair value of these foreign currency forward contracts was calculated based on foreign currency forward exchange rates.
Note 14—Related Party Transactions
Relationship with Hertz Investors, Inc., Hertz Holdings and the Sponsors
Other than as disclosed below, in the nine months ended September 30, 2012, there were no material changes to our relationship with Hertz Investors, Inc., Hertz Holdings or the Sponsors.
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
As of September 30, 2012 and December 31, 2011, approximately $185 million and $174 million, respectively, of our outstanding debt was with related parties.
For information on our total indebtedness, see Note 7—Debt.
On June 29, 2007, we entered into a master loan agreement with Hertz Holdings. The maximum amount which may be borrowed by us under this facility is $100 million. The facility expired June 29, 2012 and was renewed through June 28, 2013, or on an earlier date if mutually agreed by both parties. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of September 30, 2012, there was a $11.9 million receivable from Hertz Holdings and as of December 31, 2011, there was $0.4 million in borrowings due to Hertz Holdings.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 15—Contingencies and Off-Balance Sheet Commitments
Off-Balance Sheet Commitments
As of September 30, 2012 and December 31, 2011, the following guarantees (including indemnification commitments) were issued and outstanding.
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
Environmental
We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2012 and December 31, 2011, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.5 million and $1.5 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
Legal Proceedings
From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and costs. At September 30, 2012 and December 31, 2011 our liability recorded for public liability and property damage

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

matters was $279.8 million and $281.5 million, respectively. We believe that our analysis is based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.
For a detailed description of certain of our legal proceedings please see Note 11 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."
There were no material changes in the legal proceedings described in our Form 10-K and in our subsequent quarterly reports on Form 10-Q.
As previously disclosed, on June 15, 2011 we received a subpoena from the staff of the Securities and Exchange Commission, or "SEC," seeking production of documents related to our proposed business combination with Dollar Thrifty Automotive Group, Inc. SEC staff later took the testimony of a Hertz executive and has indicated that they may or may not take further testimony. We are cooperating fully with the SEC's investigation. We do not expect this investigation to have any effect on a proposed business combination with Dollar Thrifty.
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
Note 16—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2012 and December 31, 2011 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2012 and 2011, and Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, of (a) The Hertz Corporation, (“the Company” or “the Parent”); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness, or the Guarantor Subsidiaries; (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness, or the Non-Guarantor Subsidiaries; (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and of (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$34,093	$8,161	$411,040	$—	$453,294
Restricted cash and
cash equivalents	44,016	11,634	321,123		376,773
Receivables, less allowance
for doubtful accounts	403,599	300,725	1,027,471		1,731,795
Due from Hertz affiliate	1,279,380	101,210	1,316,228	(2,684,953)	11,865
Inventories, at lower cost or market	30,143	34,367	41,472		105,982
Prepaid expenses and other assets	2,372,807	28,717	114,087	(2,135,355)	380,256
Revenue earning equipment, net	103,636	1,727,717	10,389,856		12,221,209
Property and equipment, net	846,346	194,153	239,222		1,279,721
Investment in subsidiaries, net	4,494,564	493,430	—	(4,987,994)	—
Other intangible assets, net	79,626	2,383,844	68,052		2,531,522
Goodwill	100,221	138,790	215,652		454,663
Total assets	$9,788,431	$5,422,748	$14,144,203	$(9,808,302)	$19,547,080
LIABILITIES AND EQUITY
Due to Hertz affiliate	$1,405,733	$656,427	$622,794	$(2,684,954)	$—
Accounts payable	154,390	209,685	611,023		975,098
Accrued liabilities	649,782	77,313	285,093		1,012,188
Accrued taxes	65,711	160,686	419,515	(403,694)	242,218
Debt	4,448,746	27,551	7,816,935		12,293,232
Public liability and property damage	102,739	13,267	163,749		279,755
Deferred taxes on income	—	1,465,091	2,049,809	(1,731,660)	1,783,240
Total liabilities	6,827,101	2,610,020	11,968,918	(4,820,308)	16,585,731
Equity:
The Hertz Corporation and
Subsidiaries stockholder's equity	2,961,330	2,812,728	2,175,266	(4,987,994)	2,961,330
Noncontrolling interest	—	—	19	—	19
Total equity	2,961,330	2,812,728	2,175,285	(4,987,994)	2,961,349
Total liabilities and equity	$9,788,431	$5,422,748	$14,144,203	$(9,808,302)	$19,547,080

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,189,646	$329,602	$1,710,695	$(713,721)	$2,516,222
Expenses:
Direct operating	614,291	171,900	454,891		1,241,082
Depreciation of revenue earning
equipment and lease charges	690,370	64,666	519,214	(713,721)	560,529
Selling, general and administrative	95,685	26,614	78,694	—	200,993
Interest expense	52,511	12,254	77,008	—	141,773
Interest income	(1)	(228)	(487)	—	(716)
Other (income) expense, net	—	(5)	(9,509)	—	(9,514)
Total expenses	1,452,856	275,201	1,119,811	(713,721)	2,134,147
Income (loss) before income taxes
and equity in earnings (losses) of subsidiaries	(263,210)	54,401	590,884	—	382,075
(Provision) benefit for taxes
on income	93,652	(20,319)	(204,105)	—	(130,772)
Equity in earnings (losses) of
subsidiaries (net of tax)	420,861	55,785	—	(476,646)	—
Net income (loss)	$251,303	$89,867	$386,779	$(476,646)	$251,303

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,232,554	$885,134	$4,432,368	$(1,847,762)	$6,702,294
Expenses:
Direct operating	1,795,547	515,541	1,234,074	—	3,545,162
Depreciation of revenue earning
equipment and lease charges	1,789,646	180,826	1,471,686	(1,847,762)	1,594,396
Selling, general and administrative	294,244	85,135	235,900	—	615,279
Interest expense	172,090	35,431	223,028	—	430,549
Interest income	(117)	(614)	(1,545)	—	(2,276)
Other (income) expense, net	—	(14)	(10,512)	—	(10,526)
Total expenses	4,051,410	816,305	3,152,631	(1,847,762)	6,172,584
Income (loss) before income taxes
and equity in earnings (losses) of subsidiaries	(818,856)	68,829	1,279,737	—	529,710
(Provision) benefit for taxes
on income	295,601	(25,718)	(495,565)	—	(225,682)
Equity in earnings (losses) of
subsidiaries (net of tax)	827,283	33,229	—	(860,512)	—
Net income (loss)	$304,028	$76,340	$784,172	$(860,512)	$304,028

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,169,613	$271,193	$1,616,573	$(625,113)	$2,432,266
Expenses:
Direct operating	615,251	146,966	485,400	—	1,247,617
Depreciation of revenue earning
equipment and lease charges	535,840	54,139	558,417	(625,113)	523,283
Selling, general and administrative	90,172	25,598	81,773	—	197,543
Interest expense	61,401	9,081	86,313	—	156,795
Interest income	(24)	(37)	(1,188)	—	(1,249)
Other (income) expense, net	—	(5)	34	—	29
Total expenses	1,302,640	235,742	1,210,749	(625,113)	2,124,018
Income (loss) before income taxes
noncontrolling interest and equity in earnings (losses) of subsidiaries	(133,027)	35,451	405,824	—	308,248
(Provision) benefit for taxes
on income (loss)	48,077	(11,319)	(126,673)	—	(89,915)
Equity in earnings (losses)
of subsidiaries (net of tax)	297,512	1,556	—	(299,068)	—
Net income (loss)	212,562	25,688	279,151	(299,068)	218,333
Less: Net income attributable
to noncontrolling interest	—	—	(5,771)	—	(5,771)
Net income (loss) attributable to
The Hertz Corporation and Subsidiaries' common stockholder	$212,562	$25,688	$273,380	$(299,068)	$212,562

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,122,111	$727,420	$4,242,151	$(1,807,120)	$6,284,562
Expenses:
Direct operating	1,748,070	459,842	1,300,676	—	3,508,588
Depreciation of revenue earning
equipment and lease charges	1,512,691	167,491	1,505,979	(1,807,120)	1,379,041
Selling, general and administrative	269,934	68,538	236,759	—	575,231
Interest expense	236,443	24,594	234,108	—	495,145
Interest income	(434)	(45)	(4,172)		(4,651)
Other (income) expense, net	62,396	(13)	323	—	62,706
Total expenses	3,829,100	720,407	3,273,673	(1,807,120)	6,016,060
Income (loss) before income taxes,
noncontrolling interest and equity in earnings (losses) of subsidiaries	(706,989)	7,013	968,478	—	268,502
(Provision) benefit for taxes
on income (loss)	230,769	(2,301)	(330,748)	—	(102,280)
Equity in earnings (losses)
of subsidiaries (net of tax)	627,911	(1,748)	—	(626,163)	—
Net income (loss)	151,691	2,964	637,730	(626,163)	166,222
Less: Net income attributable
to noncontrolling interest	—	—	(14,531)	—	(14,531)
Net income (loss) attributable to
The Hertz Corporation and Subsidiaries' common stockholder	$151,691	$2,964	$623,199	$(626,163)	$151,691

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net income (loss)	$251,303	$89,867	$386,779	$(476,646)	$251,303
Other comprehensive income (net of tax)	23,229	—	19,762	(19,762)	23,229
Comprehensive income (loss)	$274,532	$89,867	$406,541	$(496,408)	$274,532

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net income (loss)	$304,028	$76,340	$784,172	$(860,512)	$304,028
Other comprehensive income (net of tax)	13,586	—	3,358	(3,358)	13,586
Comprehensive income (loss)	$317,614	$76,340	$787,530	$(863,870)	$317,614

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net income (loss)	$212,562	$25,688	$279,151	$(299,068)	$218,333
Other comprehensive income, net of tax	(74,744)	—	(80,497)	80,497	(74,744)
Comprehensive income (loss)	137,818	25,688	198,654	(218,571)	143,589
Less: Comprehensive income attributable
to noncontrolling interest	—	—	(5,771)	—	(5,771)
Comprehensive income (loss) attributable
to The Hertz Corporation and Subsidiaries' common stockholder	$137,818	$25,688	$192,883	$(218,571)	$137,818
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net income (loss)	$151,691	$2,964	$637,730	$(626,163)	$166,222
Other comprehensive income, net of tax	(12,674)	—	(4,707)	4,707	(12,674)
Comprehensive income (loss)	139,017	2,964	633,023	(621,456)	153,548
Less: Comprehensive income attributable
to noncontrolling interest	—	—	(14,531)	—	(14,531)
Comprehensive income (loss) attributable
to The Hertz Corporation and Subsidiaries' common stockholder	$139,017	$2,964	$618,492	$(621,456)	$139,017

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(321,255)	$588,556	$2,467,989	$(592,864)	$2,142,426
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	646	16,496	(86,443)	—	(69,301)
Revenue earning equipment expenditures	(66,293)	(574,426)	(7,040,299)	—	(7,681,018)
Proceeds from disposal of revenue earning
equipment	54,484	193,259	4,567,631	—	4,815,374
Property and equipment expenditures	(116,600)	(30,029)	(82,811)	—	(229,440)
Proceeds from disposal of property and equipment	53,204	6,095	35,345	—	94,644
Capital contributions to subsidiaries	(2,658,823)	—	—	2,658,823	—
Return of capital from subsidiaries	2,627,954	—	—	(2,627,954)	—
Loan to Parent From Non-Guarantor	—	—	49,858	(49,858)	—
Acquisitions, net of cash acquired	—	(196,220)	—	—	(196,220)
Proceeds from disposal of business	—	—	11,691	—	11,691
Other investing activities	—	—	(1,400)	—	(1,400)
Net cash used in investing activities	(105,428)	(584,825)	(2,546,428)	(18,989)	(3,255,670)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	260,000	—	22,382	—	282,382
Payment of long-term debt	(646,682)	(13)	(9,416)	—	(656,111)
Short-term borrowings:
Proceeds	—	—	367,988	—	367,988
Payments	(26,775)	—	(935,915)	—	(962,690)
Proceeds (payments) under the revolving lines
of credit, net	425,000	(242)	1,251,229	—	1,675,987
Capital contributions received from parent	—	—	2,658,823	(2,658,823)	—
Loan to Parent From Non-Guarantor	(49,858)	—	—	49,858	—
Payment of dividends and return of capital	—	—	(3,220,818)	3,220,818	—
Dividends paid to Parent	(12,500)	—	—	—	(12,500)
Proceeds from employee stock purchase plan	3,186	—	—	—	3,186
Loan with Hertz Global Holdings, Inc.	(12,277)	—	—	—	(12,277)
Purchase of noncontrolling interest	(38,000)	—	—	—	(38,000)
Payment of financing costs	(6,320)	(2,725)	(4,634)	—	(13,679)
Net cash provided by (used in) financing activities	(104,226)	(2,980)	129,639	611,853	634,286
Effect of foreign exchange rate changes on cash
and cash equivalents	—	—	1,044	—	1,044
Net change in cash and cash equivalents during
the period	(530,909)	751	52,244	—	(477,914)
Cash and cash equivalents at beginning of period	565,002	7,410	358,796	—	931,208
Cash and cash equivalents at end of period	$34,093	$8,161	$411,040	$—	$453,294

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$787,422	$645,186	$643,231	$(414,582)	$1,661,257
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(36,916)	20,843	(107,438)	—	(123,511)
Revenue earning equipment expenditures	(72,286)	(489,314)	(7,303,009)	—	(7,864,609)
Proceeds from disposal of revenue earning
equipment	51,079	89,517	4,791,814	—	4,932,410
Property and equipment expenditures	(139,952)	(17,447)	(44,877)	—	(202,276)
Proceeds from disposal of property and equipment	27,139	4,256	16,738	—	48,133
Capital contributions to subsidiaries	(2,425,886)	—	—	2,425,886	—
Return of capital from subsidiaries	1,370,418	—	—	(1,370,418)	—
Acquisitions, net of cash acquired	(212,011)	(501)	(10,476)	—	(222,988)
Purchase of short-term investments, net	(32,891)	—	—	—	(32,891)
Other investing activities	—	(13,602)	14,362	—	760
Net cash provided by (used in) investing activities	(1,471,306)	(406,248)	(2,642,886)	1,055,468	(3,464,972)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,454,744	—	603,651	—	3,058,395
Payment of long-term debt	(3,591,349)	(13)	(49,919)	—	(3,641,281)
Short-term borrowings:
Proceeds	—	—	371,994	—	371,994
Payments	(15,095)	—	(799,799)	—	(814,894)
Proceeds (payments) under the revolving lines
of credit, net	185,872	(229,604)	978,096	—	934,364
Distributions to noncontrolling interest	—	—	(10,500)	—	(10,500)
Capital contributions received from parent	—	—	2,425,886	(2,425,886)	—
Payment of dividends and return of capital	(12,450)	—	(1,785,000)	1,785,000	(12,450)
Proceeds from employee stock purchase plan	2,690	—	—	—	2,690
Loan from Hertz Global Holdings, Inc.	317	—	—	—	317
Payment of financing costs	(78,309)	(2,284)	(7,047)	—	(87,640)
Net cash provided by (used in) financing activities	(1,053,580)	(231,901)	1,727,362	(640,886)	(199,005)
Effect of foreign exchange rate changes on cash
and cash equivalents	—	—	(13,987)	—	(13,987)
Net decrease in cash and cash equivalents during
the period	(1,737,464)	7,037	(258,306)	—	(1,988,733)
Cash and cash equivalents at beginning of period	1,754,378	5,180	614,448	—	2,374,006
Cash and cash equivalents at end of period	$16,914	$12,217	$356,142	$—	$385,273

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 17—Subsequent Events
In October 2012, Hertz entered into an amendment to our Senior Term Facility providing for commitments for $750 million of loans under the Senior Term Facility. Hertz currently expects to incur incremental term loans, or the “Incremental Term Loans,” under such commitments in an aggregate principal amount of $750 million.
In October 2012, HDTFS, Inc., a newly-formed, wholly-owned subsidiary of Hertz issued and sold $700 million aggregate principal amount of 5.875% Senior Notes due 2020 and $500 million aggregate principal amount of 6.250% Senior Notes due 2022 in a private offering. The gross proceeds of the offering are being held in an escrow account until the date on which we successfully complete the acquisition of Dollar Thrifty.
In connection with the amendment to the Senior Term Facilities and the issuances of the Senior Notes, Hertz terminated $1.95 billion of the Bridge Commitments.
In October 2012, Hertz caused its wholly-owned subsidiary GN Funding II L.L.C. to extend the maturity date of the Donlen GN II Variable Funding Notes from December 2012 to December 2013.
In October 2012, Hertz caused its wholly-owned subsidiary HA Fleet Pty Limited to amend the Australian Securitization to extend the maturity from December 2012 to December 2014.
In October 2012, Hertz caused its wholly-owned subsidiary HVF to amend Series 2009-1 of its U.S. Fleet Variable Funding Notes to extend the maturity date from March 2013 to March 2014.
On October 29, 2012, Hertz Holdings announced that Gary Rappeport, the CEO of Donlen will be retiring at the end of 2012. Mr. Rappeport will be succeeded by Donlen's current President and COO, Tom Callahan, on January 1, 2013. Tom will become Vice President, Hertz Holdings and President, Donlen and he will report directly to Hertz Chairman and CEO Mark P. Frissora.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations

The following discussion and analysis provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Unless the context otherwise requires, in this Report on Form 10-Q, (i) ‘‘we,’’ ‘‘us’’ and ‘‘our’’ mean The Hertz Corporation and its consolidated subsidiaries, (ii) ‘‘Hertz,’’ the ‘‘Registrant,’’ or the ‘‘Company’’ means The Hertz Corporation, (iii) ‘‘HERC’’ means Hertz Equipment Rental Corporation, our wholly-owned equipment rental subsidiary, together with our various other wholly-owned international subsidiaries that conduct our industrial, construction and material handling equipment rental business, (iv) ‘‘Hertz Holdings’’ means Hertz Global Holdings, Inc., our ultimate parent company, (v) ‘‘cars’’ means cars, crossovers and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles), (vi) ‘‘program cars’’ means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers, (vii) ‘‘non-program cars’’ means cars not purchased under repurchase or guaranteed depreciation programs for which the car rental company is exposed to residual risk and (viii) ‘‘equipment’’ means industrial, construction and material handling equipment.
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
After giving effect to Hertz Holdings' initial public offering in November 2006 and subsequent offerings, the Sponsors' holdings represent approximately 38% of the outstanding shares of common stock of Hertz Holdings as of September

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

30, 2012.
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
Car Rental
In the U.S., as of September 30, 2012, the percentage of non-program cars was 86% as compared to 70% as of September 30, 2011. Internationally, as of September 30, 2012, the percentage of non-program cars was 65%, compared to 61% as of September 30, 2011. In the U.S., as of December 31, 2011, the percentage of non-program cars was 79% as compared to 72% as of December 31, 2010. Internationally, as of December 31, 2011, the percentage of non-program cars was 75%, compared to 70% as of December 31, 2010.
In recent periods we have decreased the percentage of program cars in our car rental fleet. Non-program cars typically have lower acquisition costs and lower depreciation rates than comparable program cars. With fewer program cars in our fleet, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value. However, non-program cars allow us the opportunity for ancillary revenue, such as warranty and financing, during disposition. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility is reduced as the percentage of non-program cars in our car rental fleet increases. Furthermore, it is expected that the average age of our fleet will increase since the average holding period for non-program vehicles is longer than program vehicles. However, the longer holding period does not necessarily equate to higher costs due to the stringent turnback requirements imposed by vehicle manufacturers for program cars.
In the nine months ended September 30, 2012, our monthly per vehicle depreciation costs decreased as compared to the prior year period due to improved residual values in the U.S., a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the nine months ended September 30, 2012, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net decreases of $59.4 million and $96.7 million in depreciation expense for the three and nine months ended September 30, 2012, respectively.
For the three months ended September 30, 2012 and 2011, our worldwide car rental operations sold approximately 37,100 and 46,000 non-program cars, respectively, a 19.4% year over year decrease. The year over year decrease was primarily due to the stronger than normal car sales market in the third quarter of 2011 resulting from the shortage of new and used vehicles, caused primarily by the events in Japan. In addition, rental demand was stronger compared with the same prior year period, which reduced required defleeting non-program cars sales volume. For the nine months ended September 30, 2012 and 2011, our worldwide car rental operations sold approximately 123,000 and 121,700 non-program cars, respectively, a 1.1% year over year increase. This year over year increase was due to strong car sales during the first half of 2012, offset by a decrease in the third quarter for the reasons stated earlier. We believe the residual values have remained fairly strong primarily due to continued short supply of recent model year used vehicles and aided by strong new vehicle sales.
For the nine months ended September 30, 2012, we experienced an 8.5% increase in transaction days versus the prior period in the United States while rental rate revenue per transaction day, or "RPD," declined by 3.4%. During the nine months ended September 30, 2012, in our European operations, we experienced a 2.8% decline in transaction days and a 2.7% decline in RPD when compared to the nine months ended September 30, 2011.
Our U.S. off-airport operations represented $981.3 million and $908.9 million of our total car rental revenues in the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we have approximately 2,430 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.
On September 1, 2011, Hertz acquired 100% of the equity interest in Donlen, a leading provider of fleet leasing and management services for corporate fleets. For the three and nine months ended September 30, 2012, Donlen had an average of approximately 153,200 and 146,900 vehicles, respectively, under lease and management. Donlen provides Hertz an immediate leadership position in long-term car, truck and equipment leasing and fleet management. Donlen's fleet management programs provide outsourced solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services. Additionally, Donlen brings to Hertz a specialized consulting and technology expertise that will enable us to model, measure and manage fleet performance more effectively and efficiently.
As of September 30, 2012, our worldwide car rental operations had a total of approximately 8,800 corporate and licensee locations in approximately 150 countries in North America, Europe, Latin America, Asia, Australia, Africa, the Middle East and New Zealand.
On August 26, 2012, Hertz Holdings, HDTMS, Inc., a wholly owned subsidiary of Hertz Holdings, and Dollar Thrifty Automotive Group, Inc., a Delaware corporation, or "Dollar Thrifty," entered into an Agreement and Plan of Merger, or the "Merger Agreement," pursuant to which Hertz Holdings would acquire Dollar Thrifty for $87.50 per share, net to the seller in cash, without any interest and less any required withholding taxes, in a transaction valued at a corporate enterprise value of approximately $2.3 billion. After taking into account our use of approximately $400 million of cash and cash equivalents available from Dollar Thrifty, we expect to use approximately $345 million of our cash and cash equivalents to consummate the acquisition of Dollar Thrifty and to finance the remaining $1.95 billion through a

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

combination of $750 million in incremental term loans under our Senior Term Facility and $1.2 billion in senior notes which was raised in October 2012. The boards of directors of both companies have unanimously approved the transaction. The transaction has been structured as a two-step acquisition including a cash tender offer for all outstanding shares of Dollar Thrifty common stock followed by a cash merger in which Hertz Holdings would acquire any remaining outstanding shares of Dollar Thrifty common stock. The transaction is subject to the tender of at least a majority of the shares of Dollar Thrifty common stock, as well as other customary closing conditions. The successful completion of the transaction is also subject to regulatory clearance by the Federal Trade Commission. Hertz Holdings has also reached a definitive agreement with Adreca Holdings Corp., a subsidiary of Macquarie Capital which is expected to be operated by Franchise Services of North America Inc., to sell the Advantage Rent A Car business, selected Dollar Thrifty airport concessions and certain other assets. The closing of that divestiture is conditioned upon, among other things, Hertz Holdings completing an acquisition of Dollar Thrifty. Hertz Holdings estimates that it would realize a loss before income taxes of approximately $30 million to $35 million as a result of this divestiture. We can offer no assurance that the Merger Agreement will be consummated.
As of September 30, 2012, the Advantage business was classified as held and used as the sale transaction was not probable and was contingent upon acquisition of Dollar Thrifty as of such date. Hertz's agreement to divest its Advantage business, which if consummated would result in a loss, triggered an interim impairment analysis. The assets were evaluated for impairment under a probability-weighted approach for developing estimates of future cash flows used to test a long-lived asset for recoverability. The sum of future undiscounted cash flows of the Advantage business exceeds the carrying value as of September 30, 2012. Accordingly, no impairment has been recognized at September 30, 2012.
Equipment Rental
HERC experienced higher rental volumes and pricing for the nine months ended September 30, 2012 compared to the prior year period as the industry continued its recovery in North America. We continued to see growth in our specialty services such as Pump & Power, Industrial Plant Services and Hertz Entertainment Services. Additionally, there continues to be opportunities for the remainder of 2012 as the uncertain economic outlook makes rental solutions attractive to customers.
On January 19, 2012, HERC acquired Cinelease Holdings, LLC, or "Cinelease," a U.S. market leader in lighting and grip rentals to the television industry.
As of September 30, 2012, HERC had a total of approximately 340 branches in the U.S., Canada, France, Spain, China and Saudi Arabia.
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
Restructuring
During the first, second and third quarters of 2012, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 65 employees, 280 employees and 240 employees, respectively.
For the three and nine months ended September 30, 2012, our consolidated statement of operations includes

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

restructuring charges of $1.5 million and $27.0 million, respectively. For the three and nine months ended September 30, 2011, our consolidated statement of operations includes restructuring charges of $1.9 million and $40.4 million, respectively.
Additional efficiency and cost saving initiatives are being developed; however, we presently do not have firm plans or estimates of any related expenses. See Note 12 to the Notes to our condensed consolidated financial statements included in this Report.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Summary
The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the three months ended September 30, 2012 and 2011 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Car rental	$2,106.0	$2,062.5	83.7%	84.8%
Equipment rental	362.9	321.6	14.4	13.2
Other	47.3	48.2	1.9	2.0
Total revenues	2,516.2	2,432.3	100.0%	100.0%
Expenses:
Direct operating	1,241.1	1,247.6	49.3	51.2
Depreciation of revenue earning equipment and
lease charges	560.5	523.3	22.3	21.5
Selling, general and administrative	201.0	197.5	8.0	8.1
Interest expense	141.7	156.8	5.6	6.5
Interest income	(0.7)	(1.2)	—	—
Other (income) expense, net	(9.5)	—	(0.4)	—
Total expenses	2,134.1	2,124.0	84.8	87.3
Income before income taxes	382.1	308.3	15.2	12.7
Provision for taxes on income	(130.8)	(89.9)	(5.2)	(3.7)
Net income	251.3	218.4	10.0	9.0
Less: Net income attributable to noncontrolling interest	—	(5.8)	—	(0.3)
Net income attributable to The Hertz Corporation and
Subsidiaries' common stockholder	$251.3	$212.6	10.0%	8.7%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of September 30, 2012 and 2011:

	Three Months Ended or as of September 30,
	2012	2011
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	7,704	7,409
Domestic (Hertz)	5,675	5,368
International (Hertz)	2,029	2,041
Worldwide transaction days (in thousands)(a)	41,613	40,231
Domestic (Hertz)	28,077	26,452
International (Hertz)	13,536	13,779
Worldwide rental rate revenue per transaction day(b)	$41.09	$42.20
Domestic (Hertz)	$40.27	$41.44
International (Hertz)	$42.79	$43.66
Worldwide average number of cars during the period	703,200	667,500
Domestic (Hertz company-operated)	368,400	352,700
International (Hertz company-operated)	181,600	185,700
Donlen (under lease and maintenance)	153,200	129,100
Adjusted pre-tax income (in millions of dollars)(c)	$428.7	$375.3
Worldwide revenue earning equipment, net (in millions of dollars)	$10,036.4	$9,859.4
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$331.2	$290.5
Same store revenue growth, including growth initiatives(e)	8.1%	11.3%
Average acquisition cost of rental equipment operated during the period (in millions
of dollars)	$3,141.0	$2,830.3
Adjusted pre-tax income (in millions of dollars)(c)	$76.2	$55.9
Revenue earning equipment, net (in millions of dollars)	$2,184.8	$1,779.1
_______________________________________________________________________________

(a)	Transaction days represent the total number of days that vehicles were on rent in a given period.

(b)
Car rental rate revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding revenue derived from fueling and concession and other expense pass-throughs, NeverLost units in the U.S. and certain ancillary revenue. Rental rate revenue per transaction day is calculated as total rental rate revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The optional insurance products are packaged within certain negotiated corporate, government and membership programs and within certain retail rates being charged. Based upon these existing programs and rate packages, management believes that these optional insurance products should be consistently included in the daily pricing of car rental transactions. On the other hand, non-rental rate revenue items such as refueling and concession pass-through expense items are driven by factors beyond the control of management (i.e. the price of fuel and the concession fees charged by airports). Additionally, NeverLost units are an optional revenue product which management does not consider to be part of their daily pricing of car rental transactions. The following table reconciles our car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2011 foreign exchange rates) for the three months ended September 30, 2012 and 2011 (in millions of dollars, except as noted):

	Three Months Ended September 30,
	2012	2011
Car rental segment revenues	$2,152.6	$2,109.1
Non-rental rate revenue	(453.3)	(351.8)
Foreign currency adjustment	10.5	(59.4)
Rental rate revenue	$1,709.8	$1,697.9
Transaction days (in thousands)	41,613	40,231
Rental rate revenue per transaction day (in whole dollars)	$41.09	$42.20

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

	Three Months Ended September 30,
	2012	2011
Adjusted pre-tax income:
Car rental	$428.7	$375.3
Equipment rental	76.2	55.9
Total reportable segments	504.9	431.2
Adjustments:
Other reconciling items(1)	(73.8)	(77.9)
Purchase accounting(2)	(23.9)	(19.1)
Non-cash debt charges(3)	(13.6)	(14.8)
Restructuring charges	(1.5)	(1.9)
Restructuring related charges(4)	(2.0)	(3.2)
Derivative gains (losses)(5)	0.1	0.1
Management transition costs	—	(1.5)
Acquisition related costs	(8.1)	(4.6)
Income before income taxes	$382.1	$308.3
_______________________________________________________________________________

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

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

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2011 foreign exchange rates) for the three months ended September 30, 2012 and 2011 (in millions of dollars):

	Three Months Ended September 30,
	2012	2011
Equipment rental segment revenues	$363.0	$321.7
Equipment sales and other revenue	(30.7)	(26.0)
Foreign currency adjustment	(1.1)	(5.2)
Rental and rental related revenue	$331.2	$290.5

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

REVENUES

	Three Months Ended September 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Revenues by Segment
Car rental	$2,152.6	$2,109.1	$43.5	2.1%
Equipment rental	363.0	321.7	41.3	12.8%
Other reconciling items	0.6	1.5	(0.9)	(56.7)%
Total revenues	$2,516.2	$2,432.3	$83.9	3.4%

Car Rental Segment

Revenues from our car rental segment increased 2.1%, primarily as a result of increases in car rental transaction days worldwide of 3.4% and refueling fees of $12.0 million. The increase also includes $86.0 million of higher revenues related to Donlen, which was acquired on September 1, 2011. These increases were partly offset by the effects of foreign currency translation of approximately $65.6 million and a decrease in worldwide RPD.

RPD for worldwide car rental for the three months ended September 30, 2012 decreased 2.6% from 2011, due to decreases in U.S. and International RPD of 2.8% and 2.0%, respectively, and a mix shift to the U.S. due to uncertain economic conditions in Europe. U.S. airport RPD decreased 3.1% and U.S. off-airport RPD declined by 2.2%. U.S. airport RPD was negatively impacted by a mix shift to longer life, lower RPD rentals (including mix shift towards off-airport and the Advantage brand). International RPD decreased primarily due to a decrease in Europe's airport RPD which was due to the competitive pricing environment and uncertain economic conditions.

Equipment Rental Segment

Revenues from our equipment rental segment increased 12.8%, primarily due to increases of 12.5% and 3.3% in equipment rental volumes and pricing, respectively, partly offset by the effects of foreign currency translation of approximately $4.5 million. The increase in volume was primarily due to strong industrial and improving construction performance. Our acquisition of Cinelease in January 2012 also contributed to the revenue increase.

Other

Revenues from all other sources decreased $0.9 million, primarily due to a decrease in revenues from our third-party claim management services.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

EXPENSES

	Three Months Ended September 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Expenses:
Fleet related expenses	$300.0	$318.5	$(18.5)	(5.8)%
Personnel related expenses	386.3	378.4	7.9	2.1%
Other direct operating expenses	554.8	550.7	4.1	0.7%
Direct operating	1,241.1	1,247.6	(6.5)	(0.5)%
Depreciation of revenue earning equipment and
lease charges	560.5	523.3	37.2	7.1%
Selling, general and administrative	201.0	197.5	3.5	1.8%
Interest expense	141.7	156.8	(15.1)	(9.6)%
Interest income	(0.7)	(1.2)	0.5	(42.7)%
Other (income) expense, net	(9.5)	—	(9.5)	NM
Total expenses	$2,134.1	$2,124.0	$10.1	0.5%

Total expenses increased 0.5%, but total expenses as a percentage of revenues decreased from 87.3% for the three months ended September 30, 2011 to 84.8% for the three months ended September 30, 2012.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $1,053.6 million for the three months ended September 30, 2012 decreased 1.7% from $1,071.8 million for the three months ended September 30, 2011 as a result of decreases in fleet related expenses and other direct operating expenses, partly offset by an increase in personnel related expenses.

Fleet related expenses for our car rental segment of $248.3 million for the three months ended September 30, 2012 decreased 7.3% from the three months ended September 30, 2011. The decrease was primarily related to a decrease of $17.3 million in vehicle damage costs due to higher collections from customers on damaged or wrecked vehicles and the effects of foreign currency translation of approximately $12.1 million, partly offset by increases in maintenance expense of $4.7 million and insurance expense of $4.5 million primarily related to increased average fleet.

Other direct operating expenses for our car rental segment of $488.2 million for the three months ended September 30, 2012 decreased 0.5% from the three months ended September 30, 2011. The decrease was primarily related to decreases in field administration expenses of $3.0 million, guaranteed charge card of $2.9 million and computers of $2.8 million as well as by the effects of foreign currency translation of approximately $16.6 million, partly offset by increases in facilities expense of $8.0 million, commissions of $6.5 million, concessions of $4.0 million and field systems expenses of $2.6 million. These increases were primarily a result of improved worldwide rental volume demand and additional locations associated with off-airport expansion.

Personnel related expenses for our car rental segment of $317.1 million for the three months ended September 30, 2012 increased 1.2% from the three months ended September 30, 2011. The increase was primarily related to salaries and related expenses of $6.3 million and higher incentives of $5.1 million associated with improved volume and additional off-airport locations in 2012 and due to an increase of $2.4 million related to Donlen, which was acquired on September 1, 2011, partly offset by a decrease in outside services of $1.7 million and by the effects of foreign currency translation of approximately $8.2 million.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $187.7 million for the three months ended September 30, 2012 increased 7.0% from $175.4 million for the three months ended September 30, 2011 as a result of increases

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

in other direct operating expenses, personnel related expenses and fleet related expenses.

Other direct operating expenses for our equipment rental segment of $75.8 million for the three months ended September 30, 2012 increased $7.1 million, or 10.3% from the three months ended September 30, 2011. The increase was primarily related to $4.0 million of other direct operating expenses associated with Cinelease, which was acquired in January 2012, restructuring and restructuring related charges of $2.1 million, increases of $1.8 million in cost of sales due to higher equipment sales and $1.4 million in re-rent expenses, partly offset by a decrease of $1.3 million in field administration costs primarily attributable to a legal settlement in the prior year in conjunction with a reduction in procurement costs resulting from bringing in certain outsourced services and by the effects of foreign currency translation of approximately $1.0 million.

Personnel related expenses for our equipment rental segment of $60.2 million for the three months ended September 30, 2012 increased $4.2 million, or 7.4%, from the three months ended September 30, 2011. The increase was related to $1.8 million of personnel related expenses associated with Cinelease, which was acquired in January 2012, as well as increases in salaries and related expenses of $2.8 million and higher incentives of $0.6 million due to increased volumes and new branch openings, partly offset by the effects of foreign currency translation of approximately $1.0 million.

Fleet related expenses for our equipment rental segment of $51.7 million for the three months ended September 30, 2012 increased $1.1 million, or 2.2% from the three months ended September 30, 2011. The increase was primarily related to increased rental volume resulting in increased freight and delivery costs of $1.7 million, increase of $1.0 million of fleet related expenses associated with Cinelease, which was acquired in January 2012 and increased insurance, license and tax expenses of $0.6 million, partly offset by a decrease in refueling costs of $2.2 million primarily driven by the increase in average fuel prices in conjunction with an increase in fleet from the prior year and by the effects of foreign currency translation of approximately $0.8 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $490.5 million for the three months ended September 30, 2012 increased 6.3% from $461.3 million for the three months ended September 30, 2011. The increase was primarily due to a higher depreciation expense of $69.0 million related to the acquisition of Donlen in September 2011, as well as an increase in our average fleet size of 2.2% (exclusive of vehicles acquired through the Donlen acquisition), partly offset by lower net depreciation per vehicle and a higher mix of non-program cars.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $70.0 million for the three months ended September 30, 2012 increased 13.1% from $62.0 million for the three months ended September 30, 2011. The increase was primarily due to an 11.0% increase in the average acquisition cost of rental equipment operated during the period, partly offset by higher residual values on the disposal of used equipment and the effects of foreign currency translation of approximately $1.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.5 million or 1.8% from the prior year period, due to increases in administrative expenses and sales promotion expenses, partially offset by a decrease in advertising expenses.

Administrative expenses increased $3.2 million or 2.7%, primarily due to the acquisition of Donlen, which added $4.4 million in administrative expenses as well as increase in incentives of $1.9 million, outside services of $1.9 million, salaries and related expenses of $1.1 million, partially offset by decreases due to the effects of foreign currency translation of approximately $5.2 million and restructuring and restructuring related charges of $2.2 million.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Sales promotion expenses increased $2.9 million or 8.1%, primarily related to increases in sales salaries and commissions due to improved results, partly offset by the effects of foreign currency translation of approximately $1.0 million.

Advertising expenses decreased $2.6 million or 5.6%, primarily due to elevated on-line advertising in 2011 as well as the effects of foreign currency translation of approximately $2.0 million.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $82.6 million for the three months ended September 30, 2012 decreased 9.5% from $91.2 million for the three months ended September 30, 2011. The decrease was primarily lower fleet levels and interest rates in Europe, partly offset by an increase in the weighted average debt outstanding as result of an increased fleet size in the U.S., and by Donlen's additional interest expense.

Equipment Rental Segment

Interest expense for our equipment rental segment of $12.8 million for the three months ended September 30, 2012 increased 19.6% from $10.7 million for the three months ended September 30, 2011. The increase was primarily due to an increase in weighted average debt outstanding as a result of an increased fleet size.

Other

Other interest expense relating to interest on corporate debt of $59.5 million for the three months ended September 30, 2012 decreased 11.7% from $67.4 million for the three months ended September 30, 2011. The decrease was primarily due to the prior year's write-off of unamortized debt costs in connection with the redemption of a portion of our 8.875% Senior Notes, as well as a decrease in the average debt outstanding and interest rates in 2012, mainly due to the redemption of the remainder of our 8.875% Senior Notes and 7.875% Senior Notes in the first quarter of 2012.

Interest Income

Interest income decreased $0.5 million from the prior year period.

Other (Income) Expense, Net

Other income increased $9.5 million from the prior year period. The increase was principally due to a gain of $9.1 million from the sale of the business in Switzerland to a franchisee during the third quarter.

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $428.7 million increased 14.2% from $375.3 million for the three months ended September 30, 2011. The increase was primarily due to stronger volumes, lower net depreciation per vehicle and disciplined cost management, partly offset by decreased pricing. Adjustments to our car rental segment income before income taxes for the three months ended September 30, 2012 totaled $24.3 million (which consists of purchase accounting of $12.2 million, non-cash debt charges of $10.2 million and restructuring and restructuring related charges of $2.0 million, partly offset by a gain on derivatives of $0.1 million). Adjustments to our car rental segment income before income taxes for the three months ended September 30, 2011 totaled $23.3 million (which consists of non-cash debt charges of $11.1 million, purchase accounting of $8.0 million and restructuring and restructuring related charges of $4.3 million, partly offset by a gain on derivatives of $0.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $76.2 million increased 36.3% from $55.9 million for the three months ended September 30, 2011. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for the three months ended September 30, 2012 totaled $13.2 million (which consists of purchase accounting of $10.6 million, restructuring and restructuring related charges of $1.5 million, and non-cash debt charges of $1.1 million). Adjustments to our equipment rental income before income taxes for the three months ended September 30, 2011 totaled $10.7 million (which consists of purchase accounting of $10.2 million and non-cash debt charges of $0.6 million, partly offset by a reversal of restructuring and restructuring related charges of $0.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET INCOME ATTRIBUTABLE TO THE HERTZ CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Three Months Ended September 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Income before income taxes	$382.1	$308.3	$73.8	24.0%
Provision for taxes on income	(130.8)	(89.9)	(40.9)	45.4%
Net income	251.3	218.4	32.9	15.1%
Less: Net income attributable to noncontrolling interest	—	(5.8)	5.8	(100.0)%
Net income attributable to The Hertz Corporation and
Subsidiaries' common stockholder	$251.3	$212.6	$38.7	18.2%

Provision for Taxes on Income

The effective tax rate for the three months ended September 30, 2012 was 34.2% as compared to 29.2% in the three months ended September 30, 2011. The provision for taxes on income increased $40.9 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest decreased $5.8 million due to Hertz's purchase of the noncontrolling interest of Navigation Solutions, L.L.C. on December 31, 2011, thereby increasing its ownership interest from 65% to 100%.

Net Income Attributable to The Hertz Corporation and Subsidiaries' Common Stockholder

The net income attributable to The Hertz Corporation and Subsidiaries' common stockholder increased 18.2% primarily due to higher rental volumes in our worldwide car and equipment rental operations, disciplined cost management, lower net depreciation per vehicle in our car rental operations, increased pricing in our equipment rental operations and improved residual values on the disposal of certain used equipment, partly offset by lower pricing in our worldwide car rental operations. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Summary

The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the nine months ended September 30, 2012 and 2011 (in millions of dollars):

			Percentage of Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Car rental	$5,578.5	$5,272.6	83.2%	83.9%
Equipment rental	998.5	891.3	14.9	14.2
Other	125.3	120.7	1.9	1.9
Total revenues	6,702.3	6,284.6	100.0	100.0
Expenses:
Direct operating	3,545.2	3,508.6	52.9	55.8
Depreciation of revenue earning equipment and
lease charges	1,594.4	1,379.0	23.8	21.9
Selling, general and administrative	615.3	575.2	9.2	9.2
Interest expense	430.5	495.2	6.4	7.9
Interest income	(2.3)	(4.6)	—	(0.1)
Other (income) expense, net	(10.5)	62.7	(0.2)	1.0
Total expenses	6,172.6	6,016.1	92.1	95.7
Income before income taxes	529.7	268.5	7.9	4.3
Provision for taxes on income	(225.7)	(102.3)	(3.4)	(1.6)
Net income	304.0	166.2	4.5	2.7
Less: Net income attributable to noncontrolling interest	—	(14.5)	—%	(0.3)%
Net income attributable to The Hertz Corporation
and Subsidiaries' common stockholder	$304.0	$151.7	4.5%	2.4%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the nine months ended or as of September 30, 2012 and 2011:

	Nine Months Ended or as of September 30,
	2012	2011
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	21,608	20,583
Domestic (Hertz)	16,131	15,101
International (Hertz)	5,477	5,482
Worldwide transaction days (in thousands)(a)	110,538	104,707
Domestic (Hertz)	77,214	71,162
International (Hertz)	33,324	33,545
Worldwide rental rate revenue per transaction day(a)(b)	$40.34	$41.70
Domestic (Hertz)	$39.31	$40.70
International (Hertz)	$42.73	$43.81
Worldwide average number of cars during the period	651,400	613,500
Domestic (Hertz company-operated)	347,300	325,500
International (Hertz company-operated)	157,200	158,900
Donlen (under lease and maintenance)	146,900	129,100
Adjusted pre-tax income (in millions of dollars)(a)(c)	$797.8	$678.8
Worldwide revenue earning equipment, net (in millions of dollars)	$10,036.4	$9,859.4
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(a)(d)	$908.5	$798.0
Same store revenue growth, including growth initiatives(a)	8.1%	10.1%
Average acquisition cost of rental equipment operated during the period (in
millions of dollars)	$3,017.9	$2,791.7
Adjusted pre-tax income (in millions of dollars)(a)(c)	$144.6	$99.5
Revenue earning equipment, net (in millions of dollars)	$2,184.8	$1,779.1
_______________________________________________________________________________

(a)
For further details relating to car rental transaction days, car rental rate revenue per transaction day, adjusted pre-tax income, equipment rental and rental related revenue and equipment rental same store revenue growth including growth initiatives, see "Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011—Summary."

(b)
The following table reconciles our car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2011 foreign exchange rates) for the nine months ended September 30, 2012 and 2011 (in millions of dollars, except as noted):

	Nine Months Ended September 30,
	2012	2011
Car rental segment revenues	$5,700.4	$5,388.3
Non-rental rate revenue	(1,242.0)	(887.8)
Foreign currency adjustment	1.0	(134.5)
Rental rate revenue	$4,459.4	$4,366.0
Transaction days (in thousands)	110,538	104,707
Rental rate revenue per transaction day (in whole dollars)	$40.34	$41.70

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

(c)	The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below (in millions of dollars):

	Nine Months Ended September 30,
	2012	2011
Adjusted pre-tax income:
Car rental	$797.8	$678.8
Equipment rental	144.6	99.5
Total reportable segments	942.4	778.3
Adjustments:
Other reconciling items(1)	(235.6)	(244.1)
Purchase accounting(2)	(76.9)	(62.2)
Non-cash debt charges(3)	(46.1)	(89.9)
Restructuring charges	(27.0)	(40.4)
Restructuring related charges(4)	(7.6)	(6.4)
Derivative gains (losses)(5)	0.1	0.1
Acquisition related costs	(19.6)	(13.6)
Management transition costs	—	(4.0)
Pension adjustment(6)	—	13.1
Premiums paid on debt(7)	—	(62.4)
Income before income taxes	$529.7	$268.5
_______________________________________

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

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

(d)
The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2011 foreign exchange rates) for the nine months ended September 30, 2012 and 2011 (in millions of dollars):

	Nine Months Ended September 30,
	2012	2011
Equipment rental segment revenues	$1,000.1	$891.6
Equipment sales and other revenue	(88.3)	(78.8)
Foreign currency adjustment	(3.3)	(14.8)
Rental and rental related revenue	$908.5	$798.0

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

REVENUES

	Nine Months Ended September 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Revenues by Segment
Car rental	$5,700.4	$5,388.3	$312.1	5.8%
Equipment rental	1,000.1	891.6	108.5	12.2%
Other reconciling items	1.8	4.7	(2.9)	(62.5)%
Total revenues	$6,702.3	$6,284.6	$417.7	6.6%

Car Rental Segment
Revenues from our car rental segment increased 5.8%, primarily as a result of increases in car rental transaction days worldwide of 5.6%, refueling fees of $25.6 million and airport concession recovery fees of $11.9 million. The increase also includes $312.0 million of higher revenues related to Donlen, which was acquired on September 1, 2011. These increases were partly offset by the effects of foreign currency translation of approximately $123.3 million and a decrease in worldwide RPD.
RPD for worldwide car rental for the nine months ended September 30, 2012 decreased 3.2% from 2011, due to decreases in U.S. and International RPD of 3.4% and 2.5%, respectively, and a mix shift to the U.S. due to uncertain economic conditions in Europe. U.S. airport RPD decreased 3.3% and U.S. off-airport RPD declined by 3.2%. U.S. airport RPD was negatively impacted by a mix shift to longer life, lower RPD rentals (including mix shift towards off-airport and the Advantage brand). International RPD decreased primarily due to a decrease in Europe's airport RPD which was due to the competitive pricing environment and uncertain economic conditions.

Equipment Rental Segment
Revenues from our equipment rental segment increased 12.2%, primarily due to increases of 11.5% and 3.5% in equipment rental volumes and pricing, respectively, partially offset by the effects of foreign currency translation of approximately $12.8 million. The increase in volume was primarily due to strong industrial and improving construction performance. Our acquisition of Cinelease in January 2012 also contributed to the revenue increase.
Other
Revenues from all other sources decreased $2.9 million, primarily due to a decrease in revenues from our third-party claim management services.
EXPENSES

	Nine Months Ended September 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Expenses:
Fleet related expenses	$838.3	$855.4	$(17.1)	(2.0)%
Personnel related expenses	1,151.8	1,117.9	33.9	3.0%
Other direct operating expenses	1,555.1	1,535.3	19.8	1.3%
Direct operating	3,545.2	3,508.6	36.6	1.0%
Depreciation of revenue earning equipment
and lease charges	1,594.4	1,379.0	215.4	15.6%
Selling, general and administrative	615.3	575.2	40.1	7.0%
Interest expense	430.5	495.2	(64.7)	(13.0)%
Interest income	(2.3)	(4.6)	2.3	(51.1)%
Other (income) expense, net	(10.5)	62.7	(73.2)	(116.8)%
Total expenses	$6,172.6	$6,016.1	$156.5	2.6%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Total expenses increased 2.6%, but total expenses as a percentage of revenues decreased from 95.7% for the nine months ended September 30, 2011 to 92.1% for the nine months ended September 30, 2012.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $2,979.1 million for the nine months ended September 30, 2012 increased 0.9% from $2,953.5 million for the nine months ended September 30, 2011 as a result of increases in personnel related expenses and other direct operating expenses, partially offset by a decrease in fleet related expenses.

Personnel related expenses for our car rental segment of $942.9 million for the nine months ended September 30, 2012 increased $22.8 million, or 2.5%, from the nine months ended September 30, 2011. The increase was primarily related to increases in salaries and related expenses associated with improved volume and compensation for employees at additional off-airport locations in 2012 and higher incentives as well as an increase related to Donlen, which was acquired in September 2011, partially offset by decreases in outside services and the effects of foreign currency translation of approximately $17.1 million.

Other direct operating expenses for our car rental segment of $1,355.5 million for the nine months ended September 30, 2012 increased $31.4 million, or 2.4% from the nine months ended September 30, 2011. The increase was primarily related to increases in facilities expenses of $19.7 million, commissions of $14.4 million, concession fees of $11.6 million, restructuring and restructuring related charges of $8.5 million and field systems of $6.0 million, partially offset by the effects of foreign currency translation of approximately $32.0 million. The increases were primarily a result of improved worldwide rental volume demand and additional locations associated with off-airport expansion.

Fleet related expenses for our car rental segment of $680.7 million for the nine months ended September 30, 2012 decreased $28.6 million, or 4.0% from the nine months ended September 30, 2011. The decrease was primarily related to lower vehicle damage costs of $26.6 million due to higher collections from customers on damaged or wrecked vehicles, the effects of foreign currency translation of $23.5 million and lower vehicle license taxes of $3.6 million. These decreases were partially offset by increases in gasoline costs of $17.3 million.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $570.5 million for the nine months ended September 30, 2012 increased 2.8% from $554.9 million for the nine months ended September 30, 2011 as a result of increases in personnel related expenses and fleet related expenses, partially offset by a decrease in other direct operating expenses.

Personnel related expenses for our equipment rental segment of $181.5 million for the nine months ended September 30, 2012 increased $12.5 million, or 7.4% from the nine months ended September 30, 2011. The increase was primarily related to increases in salaries and related expenses of $9.0 million, due to increased volumes and new branch openings. Additionally, Cinelease added to the increase of personnel related expenses.

Fleet related expenses for our equipment rental segment of $157.6 million for the nine months ended September 30, 2012 increased $11.6 million, or 7.9% from the nine months ended September 30, 2011. The increase was primarily related to increased rental volume resulting in increased freight and delivery costs of $5.3 million, increased insurance, license and tax expenses of $2.5 million and higher maintenance costs of $2.3 million. Additionally, Cinelease added to the increase of fleet related expenses.

Other direct operating expenses for our equipment rental segment of $231.4 million for the nine months ended September 30, 2012 decreased $8.6 million, or 3.6% from the nine months ended September 30, 2011. The decrease was primarily related to a decrease in restructuring and restructuring related charges of $24.4 million resulting from the closure of several facilities in the first half of the prior year, partly offset by $9.9 million of other direct operating expenses associated with Cinelease, which was acquired in January 2012, and higher cost of sales of $3.9 million due to higher equipment sales and increased re-rent expenses of $3.0 million driven by an

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

increased rental demand.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $1,396.2 million for the nine months ended September 30, 2012 increased 17.8% from $1,185.3 million for the nine months ended September 30, 2011. The increase was primarily due to a higher depreciation expense of $253.7 million related to the acquisition of Donlen in September 2011, as well as an increase in our average fleet size of 4.2% (exclusive of vehicles acquired through the Donlen acquisition), partly offset by lower net depreciation per vehicle, higher vehicle residual values, a higher mix of non-program cars and the effects of foreign currency translation of approximately $28.9 million.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $198.2 million for the nine months ended September 30, 2012 increased 2.3% from $193.7 million for the nine months ended September 30, 2011. The increase was primarily due to an 8.1% increase in the average acquisition cost of rental equipment operated during the period, partly offset by higher residual values on the disposal of used equipment and by the effects of foreign currency translation of approximately $2.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $40.1 million, or 7.0%, due to increases in administrative expenses, sales promotion expenses and advertising expenses.

Administrative expenses increased $34.9 million, or 10.0%. The increase was primarily due to $17.3 million of higher administrative expenses related to Donlen which was acquired in September 2011. Additionally, salaries and related expenses increased $12.5 million, legal expenses increased $10.0 million and restructuring and restructuring related charges increased by $5.6 million. These increases were partly offset by the effects of foreign currency translation of approximately $12.8 million.

Sales promotion expenses increased $3.8 million, or 3.5%, primarily related to increases in sales salaries and commissions due to improved results, partially offset by the effects of foreign currency translation of approximately $2.3 million.

Advertising expenses increased $1.4 million, or 1.2%, primarily due to increased media advertising, higher airline miles expense associated with increased volume, and costs related to our new customer loyalty program, partially offset by the effects of foreign currency translation of approximately $3.9 million.

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $240.3 million for the nine months ended September 30, 2012 decreased 2.2% from $245.7 million for the nine months ended September 30, 2011. The decrease was primarily due to the effects of foreign currency translation, partially offset by the acquisition of Donlen and an increase in the weighted-average debt outstanding.

Equipment Rental Segment

Interest expense for our equipment rental segment of $37.1 million for the nine months ended September 30, 2012 increased 9.0% from $34.1 million for the nine months ended September 30, 2011. The increase was primarily due to increases in the weighted-average debt outstanding as a result of an increase in average fleet size and in the Senior Term Facility and Senior ABL Facility interest rates.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Other

Other interest expense relating to interest on corporate debt of $153.1 million for the nine months ended September 30, 2012 decreased 28.9% from $215.4 million for the nine months ended September 30, 2011. The decrease was primarily due to larger write-offs last year of unamortized debt costs in connection with refinancing activity, lower rates achieved with the refinancing of our Senior Notes and Senior Subordinated Notes, and a decrease in the weighted-average debt outstanding and interest rates.
Interest Income
Interest income decreased $2.3 million from the prior year period.
Other (Income) Expense, Net
Other (income) expense, net for the nine months ended September 30, 2012 and 2011, reflected income of $10.5 million and expense of $62.7 million, respectively. The increase in 2012 was principally due to a gain of $9.1 million from the sale of the business in Switzerland to a franchisee during the third quarter. The expense in 2011 was primarily due to $62.4 million in premiums paid in connection with the redemption of our 10.5% Senior Subordinated Notes and a portion of our 8.875% Senior Notes.
ADJUSTED PRE-TAX INCOME (LOSS)
Car Rental Segment
Adjusted pre-tax income for our car rental segment of $797.8 million increased 17.5% from $678.8 million for the nine months ended September 30, 2011. The increase was primarily due to stronger volumes, lower net depreciation per vehicle, improved residual values and disciplined cost management, partly offset by decreased pricing. Adjustments to our car rental segment income before income taxes for the nine months ended September 30, 2012 totaled $97.0 million (which consists of purchase accounting of $42.5 million, non-cash debt charges of $32.0 million, and restructuring and restructuring related charges of $22.6 million, partly offset by a gain on derivatives of $0.1 million). Adjustments to our car rental segment income before income taxes for the nine months ended September 30, 2011 totaled $53.7 million (which consists of non-cash debt charges of $31.9 million, purchase accounting of $24.6 million and restructuring and restructuring related charges of $9.7 million and derivative losses of $0.6 million, partly offset by pension adjustments of $13.1 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment
Adjusted pre-tax income for our equipment rental segment of $144.6 million increased 45.3% from $99.5 million for the nine months ended September 30, 2011. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for the nine months ended September 30, 2012 totaled $43.5 million (which consists of purchase accounting of $31.4 million, restructuring and restructuring related charges of $8.4 million, and non-cash debt charges of $3.7 million). Adjustments to our equipment rental loss before income taxes for the nine months ended September 30, 2011 totaled $75.3 million (which consists of restructuring and restructuring related charges of $35.8 million, purchase accounting of $35.0 million, and non-cash debt charges of $4.5 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

PROVISION FOR TAXES ON INCOME, NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST AND NET INCOME ATTRIBUTABLE TO THE HERTZ CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Nine Months Ended September 30,
(in millions of dollars)	2012	2011	$ Change	% Change
Income before income taxes	$529.7	$268.5	$261.2	97.3%
Provision for taxes on income	(225.7)	(102.3)	(123.4)	120.7%
Net income	304.0	166.2	137.8	82.9%
Less: Net income attributable to noncontrolling interest	—	(14.5)	14.5	(100.0)%
Net income attributable to The Hertz Corporation
and Subsidiaries' common stockholder	$304.0	$151.7	$152.3	100.4%

Provision for Taxes on Income

The effective tax rate for the nine months ended September 30, 2012 was 42.6% as compared to 38.1% in the nine months ended September 30, 2011. The provision for taxes on income increased $123.4 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest decreased $14.5 million due to Hertz's purchase of the noncontrolling interest of Navigation Solutions, L.L.C. on December 31, 2011, thereby increasing its ownership interest from 65% to 100%.

Net Income Attributable to The Hertz Corporation and Subsidiaries' Common Stockholder

The net income attributable to The Hertz Corporation and Subsidiaries' common stockholder increased $152.3 million  primarily due to higher rental volumes in our worldwide car and equipment rental operations, improved residual values on the disposal of certain vehicles and used equipment, lower net depreciation per vehicle in our car rental operations, disciplined cost management and increased pricing in our equipment rental operations, partly offset by lower pricing in our worldwide car rental operations. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.
LIQUIDITY AND CAPITAL RESOURCES
Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.
Cash Flows
As of September 30, 2012, we had cash and cash equivalents of $453.3 million, a decrease of $477.9 million from $931.2 million as of December 31, 2011. The following table summarizes such decrease:

	Nine Months Ended September 30,
(in millions of dollars)	2012	2011	$ Change
Cash provided by (used in):
Operating activities	$2,142.4	$1,661.3	481.1
Investing activities	(3,255.6)	(3,465.0)	209.4
Financing activities	634.3	(199.0)	833.3
Effect of exchange rate changes	1.0	14.0	(13.0)
Net change in cash and cash equivalents	$(477.9)	$(1,988.7)	$1,510.8
During the nine months ended September 30, 2012, we generated $481.1 million more cash from operating activities

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

compared with the same period in 2011. The increase was primarily a result of higher earnings before interest, depreciation and amortization, improved working capital and reduced interest expense as well as due to the timing of our payments.
Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the nine months ended September 30, 2012, we used $209.4 million less cash for investing activities compared with the same period in 2011. The decrease in the use of funds was primarily due to decreases in revenue earning equipment expenditures, a decrease in the year-over-year change in restricted cash and cash equivalents and acquisitions during the period, partly offset by decrease in the proceeds from disposal of revenue earning equipment in our car rental operations. The decrease in revenue earning equipment expenditures in our car rental operations was primarily due to the shift from the purchase of program cars to more non-program cars which have longer holding periods as compared to program cars. This decrease was partly offset by an increase in revenue earning equipment expenditures in our equipment rental operations due to the timing of purchases and payments. As of September 30, 2012 and December 31, 2011, we had $376.8 million and $308.0 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The increase in restricted cash and cash equivalents of $68.7 million from December 31, 2011 to September 30, 2012, primarily related to the timing of purchases and sales of revenue earning vehicles.
During the nine months ended September 30, 2012, cash flows from financing activities increased by $833.3 million compared with the same period in 2011. The increase was primarily due to payment of a greater amount of pre-funded debt associated with our Senior Note redemptions in the prior year.
Capital Expenditures
The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds on a cash basis consistent with our consolidated statements of cash flows, by quarter for 2012 and 2011 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2012
First Quarter	$2,648.7	$(2,009.3)	$639.4	$74.2	$(47.6)	$26.6
Second Quarter	3,050.2	(1,599.0)	1,451.2	63.0	(8.8)	54.2
Third Quarter	1,982.1	(1,207.1)	775.0	92.2	(38.2)	54.0
	$7,681.0	$(4,815.4)	$2,865.6	$229.4	$(94.6)	$134.8
2011
First Quarter	$1,963.8	$(1,690.2)	$273.6	$56.8	$(14.5)	$42.3
Second Quarter	3,503.0	(1,798.7)	1,704.3	68.6	(13.9)	54.7
Third Quarter	2,397.8	(1,443.5)	954.3	76.9	(19.7)	57.2
	$7,864.6	$(4,932.4)	$2,932.2	$202.3	$(48.1)	$154.2

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$7,074.5	$7,452.1	$(377.6)	(5.1)%
Equipment rental	606.5	412.5	194.0	47.0%
Total	$7,681.0	$7,864.6	$(183.6)	(2.3)%

The decrease in our car rental operations revenue earning equipment expenditures was primarily due to the shift from the purchase of program cars to more non-program cars which have longer holding periods as compared to program cars, resulting in a slower rotation of fleet during the nine months ended September 30, 2012 as compared to the nine

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

months ended September 30, 2011. The increase in our equipment rental operations revenue earning equipment expenditures was primarily due to the timing of purchases and payments during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Property and equipment expenditures
Car rental	$170.9	$169.2	$1.7	1.0%
Equipment rental	29.8	19.7	10.1	51.1%
Other	28.7	13.4	15.3	114.5%
Total	$229.4	$202.3	$27.1	13.4%
The increase in property and equipment expenditures was primarily due to increased locations in our operations, continued improvement in economic conditions and business performance during the nine months ended September 30, 2012.
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
As of September 30, 2012, we had $12,293.2 million of total indebtedness outstanding. Cash paid for interest during the nine months ended September 30, 2012, was $383.2 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions.
Our liquidity as of September 30, 2012 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report as well as "Borrowing Capacity and Availability," below.
Maturities
The aggregate amounts of maturities of debt for each of the twelve-month periods ending September 30 (in millions of dollars) are as follows:

2013	$5,785.1	(including $5,136.2 of other short-term borrowings*)
2014	$254.0
2015	$1,769.6
2016	$329.2
2017	$266.0
After 2017	$3,893.0
_______________________________________________________________________________

*
Our short-term borrowings as of September 30, 2012 include, among other items, the amounts outstanding under the European Securitization, Australian Securitization, Senior ABL Facility, U.S. Fleet Financing Facility, U.S. Fleet Variable Funding Notes, Brazilian Fleet Financing Facility, Canadian Securitization, Capitalized Leases, European Revolving Credit Facility and the Donlen GN II Variable Funding Notes. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. As of September 30, 2012, short-term borrowings had a weighted average interest rate of 2.1%.

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
In February 2012, Hertz caused its wholly-owned subsidiary GN Funding II L.L.C. to increase the capacity of the Donlen GN II Variable Funding Notes from $850 million to $900 million. In July 2012 Hertz caused its wholly-owned subsidiary GN Funding II L.L.C. to further increase the capacity of the Donlen GN II Variable Funding Notes from $900 million to $1 billion and to extend the maturity date of the Donlen GN II Variable Funding Notes from August 2012 to December 2012. In October 2012, Hertz caused its wholly-owned subsidiary GN Funding II L.L.C. to extend the maturity date of the Donlen GN II Variable Funding Notes from December 2012 to December 2013.
In March 2012, Hertz issued an additional $250 million in aggregate principal amount of the 6.75% Senior Notes due 2019. The proceeds of this March 2012 offering were used to redeem all of the outstanding 8.875% Senior Notes due 2014 and together with cash on hand, all of the outstanding 7.875% Senior Notes due 2014 which resulted in the write-off of unamortized debt costs of $3.2 million.
In March 2012, Hertz caused its wholly-owned subsidiary HC Limited Partnership to amend the Canadian Securitization to extend the maturity date from March 2012 to May 2012. In the second quarter of 2012, the maturity date was extended to June 2013.
In April 2012, Hertz caused its wholly-owned subsidiary Hertz Vehicle Financing LLC, or "HVF," to pay off the remaining debt outstanding under the U.S. ABS Program Series 2011-2 U.S. Fleet Variable Funding Notes and terminated the facility.
In May 2012, Hertz caused its wholly-owned subsidiary HVF to increase the borrowing capacity of its Series 2009-1 U.S. Fleet Variable Funding Notes by $250 million.
In June 2012, Hertz amended the European Revolving Credit Facility to extend the maturity date from June 2013 to June 2015.
In June 2012, Hertz amended the Brazilian Fleet Financing Facility to extend the maturity date from June 2012 to February 2013.
In June 2012, Hertz amended the European Seasonal Revolving Credit Facility under the European Revolving Credit Facility to create a commitment period running from June 2012 to November 2012 that provides for aggregate maximum borrowings of €85.7 million (the equivalent of $110.3 million as of September 30, 2012), subject to borrowing base availability.
In July 2012, Hertz caused its subsidiary, International Fleet Financing No. 2 B.V. to amend the European Securitization to extend the maturity from July 2013 to July 2014.
In August 2012, Hertz obtained commitments to make unsecured bridge loans in an aggregate amount of $1.95 billion, or the “Bridge Commitments,” in connection with the offer to acquire Dollar Thrifty. The proceeds of the bridge loans, if any, would be used to, among other things, finance a portion of the consideration Dollar Thrifty stockholders would receive in connection with the acquisition of Dollar Thrifty.
For subsequent events relating to our indebtedness, see Note 17 to the Notes to our condensed consolidated financial statements included in this Report.
Registration Rights and Indentures for the Senior Notes
Pursuant to the terms of exchange and registration rights agreements entered into in connection with the issuance of $250 million in aggregate principal amount of the 6.75% Senior Notes due 2019 in March 2012, Hertz has agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz plans to enter into an exchange and registration rights agreements in connection with the release from escrow of $700 million aggregate principal amount of 5.875% Senior Notes due 2020 and $500 million aggregate principal amount of 6.250% Senior Notes due 2022 issued by its newly-formed, wholly-owned subsidiary, HDTFS, Inc. Hertz expects to agree to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under either exchange and registration rights agreement, including by failing to have the registration statement become effective by the date that is 365 days after the respective date of the exchange and registration rights agreement or failing to

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

complete the exchange offer by the date that is 395 days after the date of the exchange and registration rights agreement, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where a default has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2012, we were not subject to such contractually specified fixed charge coverage ratio.
In addition to borrowings under our Senior Credit Facilities, we have a significant amount of additional debt outstanding. For further information on the terms of our Senior Credit Facilities as well as our significant amount of other debt outstanding, see Note 7 to the Notes to our condensed consolidated financial statements included in this Report and Note 4 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of the risks associated with our significant indebtedness, see "Item 1A—Risk Factors" in our Form 10-K.
Borrowing Capacity and Availability
As of September 30, 2012, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,037.3	$1,016.5
Total Corporate Debt	1,037.3	1,016.5
Fleet Debt
U.S. Fleet Variable Funding Notes	288.1	—
Donlen GN II Variable Funding Notes	105.8	—
U.S. Fleet Financing Facility	31.1	—
European Revolving Credit Facility	—	—
European Securitization	101.3	—
Canadian Securitization	55.8	—
Australian Securitization	97.0	1.2
Capitalized Leases	117.0	—
Total Fleet Debt	796.1	1.2
Total	$1,833.4	$1,017.7
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
As of September 30, 2012, the Senior Term Facility had approximately $0.3 million available under the letter of credit facility and the Senior ABL Facility had $1,092.3 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Some of these special purpose entities are consolidated variable interest entities, of which we are the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of September 30, 2012 and December 31, 2011, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets primarily comprised of loans receivable and revenue earning equipment of $658.5 million and $456.3 million, respectively, and total liabilities primarily comprised of debt of $658.0 million and $455.8 million, respectively.

Off-Balance Sheet Commitments and Arrangements
As of September 30, 2012 and December 31, 2011, the following guarantees (including indemnification commitments) were issued and outstanding:

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
Sponsors; Directors
We have entered into customary indemnification agreements with Hertz Holdings, the Sponsors and Hertz Holdings’ stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and we will indemnify the Sponsors, Hertz Holdings’ stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us. Hertz Holdings has entered into indemnification agreements with each of its directors.
Environmental
We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of September 30, 2012 and December 31, 2011, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $1.5 million and $1.5 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of September 30, 2012, our net income would decrease by an estimated $32.3 million over a twelve-month period.
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
For the three and nine months ended September 30, 2012, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $3.2 million and $8.6 million, respectively. For the three and nine months ended September 30, 2011, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $9.2 million and $16.9 million, respectively.
See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Other Risks
We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the three-month and nine-month periods ended September 30, 2012, we recognized losses of $2.1 million and $0.6 million, respectively, in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.
Inflation
The increased cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs and gasoline. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.
Income Taxes
In January 2006, we implemented a LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006, 2007, 2008 and 2009 and part of 2010 and 2012. A LKE Program for HERC has also been in place for several years. The program allows tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management and fleet reduction, we have recognized some taxable gains in the program. In 2009, the bankruptcy filing of an original equipment manufacturer, or "OEM," also resulted in minimal gain recognition. We had sufficient net operating losses to fully offset the taxable gains recognized. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet. In the event of an extended fleet reduction, we believe the likelihood of making material cash tax payments in the near future is low because of our significant net operating losses. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, including paying down existing debt obligations, future growth initiatives and for general operating purposes. From August 2010 through 2011, recognized tax gains on vehicle dispositions resulting from the LKE suspension were more than offset by 100% tax depreciation on newly acquired vehicles. During 2012 the allowable 50% bonus depreciation helped offset tax gains during the period of LKE suspension. The U.S. car rental LKE Program was reinstated on October 15, 2012.
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
Employee Retirement Benefits
Pension
We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 5 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Our 2012 worldwide pre-tax pension expense is expected to be approximately $31.4 million, which would represent an increase of $10.1 million from 2011. The anticipated increase in expense compared to 2011 is primarily due to lower expected rates of return in 2012, lower discount rates at the end of 2011 compared to 2010 and a curtailment gain in the U.K. recorded in 2011.
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
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment", which states that that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount.
This provision is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is presently assessing whether to adopt in relation to its annual impairment test scheduled for the fourth quarter.
Other Financial Information
With respect to the unaudited interim financial information of The Hertz Corporation as of September 30, 2012 and for the three-month and nine-month periods ended September 30, 2012 and 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they applied limited procedures in accordance with professional standards for reviews of such unaudited interim financial information. However, their separate report dated November 2, 2012 included in this Form 10-Q herein states that they did not audit and they do not express an opinion on such unaudited interim financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on such unaudited interim financial information because that report is not a "report" or "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.
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
Changes in Internal Control Over Financial Reporting
An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a description of certain pending legal proceedings, see Note 11 to the Notes to our annual audited consolidated financial statements included in our Form 10-K.
There were no material changes in the legal proceedings described in our Form 10-K and in our subsequent quarterly reports on Form 10-Q.

As previously disclosed, on June 15, 2011 we received a subpoena from the staff of the Securities and Exchange Commission, or "SEC," seeking production of documents related to our proposed business combination with Dollar Thrifty Automotive Group, Inc. SEC staff later took the testimony of a Hertz executive and has indicated that they may or may not take further testimony. We are cooperating fully with the SEC's investigation. We do not expect this investigation to have any effect on a proposed business combination with Dollar Thrifty.

ITEM 1A.    RISK FACTORS
There is no material change in the information reported under "Part I—Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 with the exception of the following:

Our substantial level of indebtedness could materially adversely affect our results of operations, cash flows, liquidity and ability to compete in our industry.
As of September 30, 2012, we had debt outstanding of $12,293.2 million. We also expect to incur an additional $1.95 billion in indebtedness in connection with the acquisition of Dollar Thrifty, or the “Dollar Thrifty Acquisition.” As of June 30, 2012, Dollar Thrifty's indebtedness was approximately $1.56 billion, which we expect to assume in connection with the Dollar Thrifty acquisition. Our substantial indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) require us to dedicate a substantial portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increase our vulnerability to general adverse economic and industry conditions (such as credit‑related disruptions); including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against rising interest rates, and the risk that one or more of the financial institutions providing commitments under our revolving credit facilities fails to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected; (v) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities, see “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facilities” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and “Note 7-Debt” to the unaudited interim consolidated financial statements included in this report.
Our ability to manage these risks depends on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under “-Risks Related to Our Business” included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

ITEM 1A. RISK FACTORS (Continued)

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
Risks Related to Acquisition of Dollar Thrifty
Following the acquisition of Dollar Thrifty, in addition to the risks described above and the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, we may be subject to the risks and uncertainties associated with Dollar Thrifty's business. See "Item 1A-Risk Factors" in the Dollar Thrifty Form 10-K for the fiscal year ended December 31, 2011 for a discussion of these risks. This item is not incorporated by reference into this quarterly report on Form 10-Q and you should not consider the contents of this item to be a part of this quarterly report on Form 10-Q.
We may fail to realize all of the anticipated benefits of the Dollar Thrifty Acquisition.
Hertz Holdings entered into a Merger Agreement with Dollar Thrifty, or the “Merger Agreement,” because we believe that the Dollar Thrifty Acquisition will be beneficial to us and Hertz Holdings' stockholders. To realize these anticipated benefits, after the completion of the Dollar Thrifty Acquisition, we expect to achieve significant cost savings as we integrate our respective businesses. However, we have incurred and expect to continue to incur a number of non-recurring costs associated with combining the operations of Hertz and Dollar Thrifty and there is no assurance that we will be able to integrate the operations of Dollar Thrifty without encountering unexpected difficulties, including unanticipated costs, difficulty in retaining customers, challenges associated with information technology integration and failure to retain key employees. We may also incur substantial delays or costs in connection with the completion of the Dollar Thrifty Acquisition, including with respect to any legal proceedings instituted against us or Dollar Thrifty as a result of the Dollar Thrifty Acquisition. Class action lawsuits were filed seeking to block consummation of the 2010 proposed merger between Hertz Holdings and Dollar Thrifty. One of those lawsuits is still pending; however, the remaining lead plaintiff has moved for dismissal. Similar lawsuits may be filed with respect to the currently proposed Dollar Thrifty Acquisition. Additionally, as a condition to their approval of the Dollar Thrifty Acquisition, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company's business. Any or all of the preceding could materially adversely affect the synergies and other benefits that we expect to achieve in connection with the Dollar Thrifty Acquisition or increase the cost or time to complete the integration of Dollar Thrifty's business into our own, which could jeopardize our ability to obtain the anticipated benefits of the Dollar Thrifty Acquisition and could have a material adverse effect on our financial condition and results of operations.
Combining the businesses of Hertz and Dollar Thrifty may be more difficult, costly or time-consuming than expected, which may adversely affect our results following the Dollar Thrifty Acquisition.
Hertz Holdings and Dollar Thrifty have entered into the Merger Agreement because they believe that the Dollar Thrifty Acquisition will be beneficial to their respective companies and stockholders. The success of the Dollar Thrifty Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Hertz and Dollar Thrifty. To realize these anticipated benefits and cost savings, we must successfully combine the businesses of Hertz and Dollar Thrifty in an efficient and effective manner. In addition, we must obtain amendments or waivers to certain of Dollar Thrifty's debt agreements to permit us to use Dollar Thrifty's rental vehicles in order to maximize our sharing of Dollar Thrifty's fleet. Also, Dollar Thrifty must obtain the consent of certain of its counterparties from some of the Dollar Thrifty contracts that have provisions that require Dollar Thrifty to obtain the consent of Dollar Thrifty's counterparty in connection with the completion of the Dollar Thrifty Acquisition or give Dollar Thrifty's counterparty the right to terminate the contract in connection with the Dollar Thrifty Acquisition. If we and Dollar Thrifty are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Dollar Thrifty Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

ITEM 1A. RISK FACTORS (Continued)

Hertz and Dollar Thrifty have operated and, until completion of the Dollar Thrifty Acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, employees, suppliers and franchisees or to achieve the anticipated benefits of the Dollar Thrifty Acquisition.
Specifically, issues that must be addressed in integrating the operations of Dollar Thrifty into our operations in order to realize the anticipated benefits of the Dollar Thrifty Acquisition include, among other things:

•	integrating and optimizing the utilization of the rental vehicle fleets and related financing of Hertz and Dollar Thrifty;

•	integrating the marketing, promotion, reservation and information technology systems of Hertz and Dollar Thrifty;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;

•	consolidating the automotive purchasing, maintenance and resale operations;

•	consolidating corporate and administrative functions;

•	consolidating sales and marketing operations; and

•	identifying and eliminating redundant and underperforming operations and assets.
Integration efforts between the two companies will also divert management attention and resources. An inability to realize the full extent of the anticipated benefits of the Dollar Thrifty Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of Hertz after the completion of the Dollar Thrifty Acquisition. Our ability to realize the full extent of the anticipated benefits of the Dollar Thrifty Acquisition will also be subject to its contractual obligations to Dollar Thrifty with respect to Dollar Thrifty's employees following the consummation of the Tender Offer.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate Dollar Thrifty's operations into its own, or to realize the anticipated benefits of the integration of the two companies.
Because Dollar Thrifty will become a wholly‑owned subsidiary of Hertz upon completion of the Dollar Thrifty Acquisition, certain existing indebtedness of Dollar Thrifty and its subsidiaries, if not refinanced, amended or repaid, may decrease our business flexibility, reduce our ability to incur additional indebtedness, affect our existing debt covenants, increase our borrowing costs or result in repayment or collateralization obligations.
Certain of Dollar Thrifty's existing indebtedness is expected to be outstanding upon completion of the Dollar Thrifty Acquisition, including most of Dollar Thrifty's existing fleet financing. As of June 30, 2012, Dollar Thrifty's indebtedness was approximately $1.56 billion. The agreements governing Dollar Thrifty's indebtedness differ from those governing our indebtedness and in certain respects could require waivers, amendments or refinancing of the Dollar Thrifty indebtedness. In addition, certain existing or future fleet financing facilities of Dollar Thrifty's securitization subsidiaries contain or may contain at closing change in control and other provisions that could result in the commencement of rapid amortization periods under such agreements after or upon consummation of the Dollar Thrifty Acquisition. Also, in connection with any termination of Dollar Thrifty's senior secured credit facility, we will need to make other arrangements with respect to related outstanding letters of credit and hedging agreements. Although we and Dollar Thrifty will try to resolve any such conflicts prior to closing, there can be no assurance that such conflicts will be resolved by that time or at the anticipated cost or that any refinancing may be obtained on favorable terms. In addition, the failure to effect any such refinancing, if required, on favorable terms may, among other things, have the effect of reducing our liquidity or operational flexibility and have a material adverse effect on the combined company including the ability to obtain further financing, take advantage of certain growth opportunities and respond to comparatively better financed competitors. See “Risks Factors-Our substantial level of indebtedness could adversely affect our results of operations, cash flows, liquidity and ability to compete in our industry.”

ITEM 1A. RISK FACTORS (Continued)

Satisfying the conditions under Dollar Thrifty's existing fleet financing arrangements to permit the sharing of rental vehicles and achieve optimal business sharing synergies may be more difficult, costly or time-consuming than expected, which may adversely affect our operations and financial results.
Some of the potential synergies from the Dollar Thrifty Acquisition that we have identified are expected to come from the sharing of rental vehicles. However, to permit such fleet sharing, certain conditions precedent specified under Dollar Thrifty's existing fleet financing would need to be satisfied. Such conditions include, among other things, obtaining certain confirmations from each of the rating agencies rating each series of rental car asset backed medium term notes, as well as Dollar Thrifty's conduit fleet financing. Although Dollar Thrifty has agreed to use its reasonable best efforts to assist and cooperate with us in satisfying these conditions, there can be no assurance that such conditions will be satisfied on the desired terms and timing, or at all. If some or all of these conditions are not satisfied in a timely fashion or at all, then some of these synergies and the anticipated benefit of these synergies to the combined company will be diminished or unavailable.
If Hertz Holdings is unable to complete the Dollar Thrifty Acquisition, then our expected financial results could be adversely affected.
Consummation of the Dollar Thrifty Acquisition is subject to the tender of at least a majority of the shares of Dollar Thrifty common stock, as well as other customary closing conditions. The successful completion of the transaction is also subject to regulatory clearance by the Federal Trade Commission. If any condition to the Dollar Thrifty Acquisition is not satisfied or waived, the Dollar Thrifty Acquisition will not be completed. Hertz Holdings and Dollar Thrifty also may terminate the Merger Agreement under certain circumstances. To the extent the transaction is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations may be adversely affected.
In order to obtain the regulatory approvals required to complete the Dollar Thrifty Acquisition, we and Dollar Thrifty may be required to comply with material restrictions or conditions that may negatively affect the combined company after the Dollar Thrifty Acquisition is completed.
Completion of the Dollar Thrifty Acquisition is conditioned upon the receipt of certain governmental approvals, including the expiration or termination of the applicable waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.
The governmental authorities from which the requisite governmental approvals are required may impose conditions on the completion of the Dollar Thrifty Acquisition or require changes to the terms of the Dollar Thrifty Acquisition. Under the terms of the Merger Agreement, consistent with the companies' exercise of reasonable best efforts to obtain the necessary regulatory approvals, Hertz Holdings is required to take any and all actions required pursuant to the proposed consent agreement currently under discussion between Hertz Holdings and the staff of the United States Federal Trade Commission; provided that each such action shall be conditioned upon the consummation of the merger. The proposed consent agreement would require Hertz Holdings to, among other actions, take steps to divest its Advantage business, selected Dollar Thrifty airport concessions and certain other assets, contingent on a successful completion of the Dollar Thrifty Acquisition. Hertz Holdings has reached a definitive agreement with Adreca Holdings Corp., a subsidiary of Macquarie Capital which is expected to be operated by Franchise Services of North America Inc., providing for such contingent divestitures. There is no guarantee that regulatory authorities will not impose additional conditions to the consummation of the Dollar Thrifty Acquisition, such as divestiture of additional assets. If Hertz Holdings becomes subject to any additional material conditions in order to obtain any approvals required to complete the Dollar Thrifty Acquisition, the business and results of operations of the combined company could be adversely affected, or the Dollar Thrifty Acquisition may not be completed.
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

Date:	November 2, 2012	THE HERTZ CORPORATION (Registrant)

		By:	/s/ ELYSE DOUGLAS
Elyse Douglas Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1.3
Agreement and Plan of Merger, dated as of August 26, 2012, by and among Hertz Global Holdings, Inc., HDTMS, Inc. and Dollar Thrifty Automotive Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on August 27, 2012).

4.6.1	Indenture, dated as of October 16, 2012, between HDTFS, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of notes in series.†
4.6.2	First Supplemental Indenture, dated as of October 16, 2012, between HDTFS, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020.†
4.6.3	Second Supplemental Indenture, dated as of October 16, 2012, between HDTFS, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Notes due 2022.†
10.1.3
Incremental Commitment Amendment, dated as of October 9, 2012, to that certain Credit Agreement, dated as of March 11, 2011, among The Hertz Corporation, the several banks and financial institutions parties thereto that constitute Tranche B-1 Term Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on October 10, 2012).

10.31
Commitment Letter, dated as of August 26, 2012, by and among The Hertz Corporation, Barclays Bank PLC, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc., as filed on August 27, 2012).

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
_______________________________________________________________________________

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

†
Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. as filed with the Securities and Exchange Commission on November 2, 2012.

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