Form 10-Q/A
period 2012-09-30
HERTZ CORP
filed 2012-11-05
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
We are filing this Amendment No. 1 to our Report on Form 10-Q for the three months ended September 30, 2012 which was filed with the U.S. Securities and Exchange Commission on November 2, 2012, or the "Original Filing." The sole purpose of this Amendment No. 1 is to correct a typographical error in exhibits 32.1 and 32.2 to the Original Filing. We have repeated the entire text of the Original Filing in this Amendment No. 1. We have made no other changes to the Original Filing other than the correction to the exhibits noted above.

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