Form 10-Q
period 2013-03-31
HERTZ CORP
filed 2013-05-02
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2013, all of the common stock of the registrant was owned by its affiliate, Hertz Investors, Inc. As of May 2, 2013, 100 shares of the registrant's common stock (par value $0.01) were issued and outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    Condensed Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholder of The Hertz Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of The Hertz Corporation and its subsidiaries as of March 31, 2013, and the related consolidated statements of operations, of comprehensive income (loss) and of cash flows for the three-month periods ended March 31, 2013 and 2012 and the consolidated statement of changes in equity for the three-month period ended March 31, 2013. These interim financial statements are the responsibility of the Company's management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated March 4, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 2, 2013

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
Unaudited

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$653,772	$533,235
Restricted cash and cash equivalents	425,161	571,634
Receivables, less allowance for doubtful accounts of $29,018 and $25,113	1,555,520	1,886,596
Due from Hertz Global Holdings, Inc.	13,737	12,809
Inventories, at lower of cost or market	109,953	105,728
Prepaid expenses and other assets	547,993	461,502
Revenue earning equipment, at cost:
Cars	13,694,941	12,591,132
Less accumulated depreciation	(1,995,261)	(1,881,030)
Other equipment	3,313,112	3,240,095
Less accumulated depreciation	(1,043,568)	(1,041,861)
Total revenue earning equipment	13,969,224	12,908,336
Property and equipment, at cost:
Land, buildings and leasehold improvements	1,302,509	1,288,833
Service equipment and other	1,241,864	1,261,049
	2,544,373	2,549,882
Less accumulated depreciation	(1,087,176)	(1,113,496)
Total property and equipment	1,457,197	1,436,386
Other intangible assets, net	4,002,046	4,032,111
Goodwill	1,352,694	1,341,872
Total assets	$24,087,297	$23,290,209
LIABILITIES AND EQUITY
Accounts payable	$1,304,849	$999,061
Accrued liabilities	1,205,583	1,178,460
Accrued taxes	192,293	167,314
Debt	15,876,109	15,014,474
Public liability and property damage	321,003	332,232
Deferred taxes on income	2,725,427	2,681,140
Total liabilities	21,625,264	20,372,681
Commitments and contingencies
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,519,541	3,509,998
Accumulated deficit	(1,006,362)	(565,597)
Accumulated other comprehensive loss	(51,165)	(26,892)
Total The Hertz Corporation and Subsidiaries stockholder's equity	2,462,014	2,917,509
Noncontrolling interest	19	19
Total equity	2,462,033	2,917,528
Total liabilities and equity	$24,087,297	$23,290,209
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars)
Unaudited

	Three Months Ended March 31,
	2013	2012
Revenues:
Car rental	$2,006,779	$1,623,231
Equipment rental	350,482	301,326
Other	79,247	36,368
Total revenues	2,436,508	1,960,925
Expenses:
Direct operating	1,351,190	1,114,158
Depreciation of revenue earning equipment and lease charges	587,027	515,106
Selling, general and administrative	251,524	207,736
Interest expense	163,248	149,489
Interest income	(1,834)	(1,092)
Other income, net	(598)	(457)
Total expenses	2,350,557	1,984,940
Income (loss) before income taxes	85,951	(24,015)
Provision for taxes on income	(59,468)	(24,226)
Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$26,483	$(48,241)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands of Dollars)
Unaudited

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Net income (loss)		$26,483		$(48,241)
Other comprehensive income (loss), net of tax:
Translation adjustment changes	$(27,405)		$29,570
Unrealized holding gains (losses) on securities, (net of tax of 2013: $0 and 2012: $1,958)	(5)		3,086
Other, (net of tax of 2013: $0 and 2012: $0)	(44)		(87)
Defined benefit pension plans
Net gains (losses) arising during the period, (net of tax of 2013: $1,682 and 2012: $0)	3,181		(231)
Defined benefit pension plans	3,181		(231)
Other comprehensive income (loss)		(24,273)		32,338
Comprehensive income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder		$2,210		$(15,903)

   The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In Thousands of Dollars)
Unaudited

	100 Shares Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity

December 31, 2012	—	$3,509,998	$(565,597)	$(26,892)	$19	$2,917,528
Net income attributable to The Hertz Corporation and Subsidiaries' common stockholder			26,483			26,483
Other comprehensive loss				(24,273)		(24,273)
Dividends paid			(467,248)			(467,248)
Stock-based employee compensation charges, net of tax		7,984				7,984
Proceeds from employee stock purchase plan		1,414				1,414
Hertz Holdings common shares issued to Directors		145				145
March 31, 2013	—	$3,519,541	$(1,006,362)	$(51,165)	$19	$2,462,033

 The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
Unaudited

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$26,483	$(48,241)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment	571,751	492,053
Depreciation of property and equipment	51,324	44,049
Amortization of other intangible assets	30,499	19,166
Amortization and write-off of deferred financing costs	11,351	16,562
Amortization and write-off of debt discount	(1,375)	1,755
Stock-based compensation charges	7,984	7,515
Gain on derivatives	(1,456)	(2,956)
Loss on revaluation of foreign denominated debt	—	2,498
Provision for losses on doubtful accounts	12,657	6,917
Deferred taxes on income	41,191	7,073
Gain on sale of property and equipment	(1,017)	(197)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(33,211)	(57,553)
Inventories, prepaid expenses and other assets	(47,475)	(5,474)
Accounts payable	38,289	53,589
Accrued liabilities	16,516	(44,912)
Accrued taxes	24,660	5,334
Public liability and property damage	(9,809)	(5,144)
Net cash provided by operating activities	738,362	492,034
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	142,642	97,639
Revenue earning equipment expenditures	(3,252,980)	(2,648,695)
Proceeds from disposal of revenue earning equipment	2,237,878	2,009,336
Property and equipment expenditures	(80,060)	(74,222)
Proceeds from disposal of property and equipment	23,456	47,631
Acquisitions, net of cash acquired	(2,784)	(147,314)
Other investing activities	(469)	(140)
Net cash used in investing activities	$(932,317)	$(715,765)
   The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands of Dollars)
Unaudited

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,201,582	$264,599
Payment of long-term debt	(298,628)	(453,279)
Short-term borrowings:
Proceeds	128,785	40,650
Payments	(195,326)	(243,276)
Proceeds (payments) under the revolving lines of credit, net	(31,986)	325,247
Purchase of noncontrolling interest	—	(38,000)
Proceeds from employee stock purchase plan	1,202	985
Loan with Hertz Global Holdings, Inc.	(929)	(13,553)
Payment of financing costs	(15,402)	(4,217)
Dividends paid	(467,248)	—
Net cash provided by (used in) financing activities	322,050	(120,844)
Effect of foreign exchange rate changes on cash and cash equivalents	(7,558)	7,953
Net increase (decrease) in cash and cash equivalents during the period	120,537	(336,622)
Cash and cash equivalents at beginning of period	533,235	931,208
Cash and cash equivalents at end of period	$653,772	$594,586
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$119,098	$126,959
Income taxes	5,703	22,433
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$443,120	$518,231
Sales of revenue earning equipment included in receivables	230,715	299,577
Purchases of property and equipment included in accounts payable	58,701	41,917
Sales of property and equipment included in receivables	13,698	9,299

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background
The Hertz Corporation together with its subsidiaries, including Dollar Thrifty Automotive Group, Inc., or "Dollar Thrifty," are referred to herein as ‘‘we,’’ ‘‘our’’ and ‘‘us.’’ The Hertz Corporation is referred to herein as ‘‘Hertz,’’ 100% of Hertz outstanding capital stock is owned by Hertz Investors, Inc. (previously CCMG Corporation), and 100% of Hertz Investors, Inc.'s capital stock is owned by Hertz Holdings (previously known as CCMG Holdings, Inc.).
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
On November 19, 2012, Hertz completed the acquisition of Dollar Thrifty, a car and truck rental and leasing business. See Note 5—Business Combinations and Divestitures.
On December 12, 2012, Hertz completed the sale of Simply Wheelz LLC, a wholly owned subsidiary of Hertz that operated our Advantage Rent A Car business. See Note 5—Business Combinations and Divestitures.
In December 2012, the Sponsors sold 50,000,000 shares of their Hertz Holdings common stock to J.P. Morgan as the sole underwriter in the registered public offering of those shares.
In March 2013, the Sponsors sold 60,050,777 shares of their Hertz Holdings common stock to Citigroup Global Markets Inc. and Barclays Capital Inc. as the underwriters in the registered public offering of those shares. In connection with the offering, Hertz Holdings repurchased from the underwriters 23,200,000 of the 60,050,777 shares of common stock sold by the Sponsors.
As a result of Hertz Holdings' initial public offering in November 2006 and subsequent offerings in June 2007, May 2009, June 2009, March 2011, December 2012 and March 2013, the Sponsors reduced their holdings to approximately 12.5% of the outstanding shares of common stock of Hertz Holdings.
Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements
Basis of Presentation
The significant accounting policies summarized in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the United States Securities and Exchange Commission, or "SEC," on March 4, 2013, or the "Form 10-K," have been followed in preparing the accompanying condensed consolidated financial statements.
The December 31, 2012 condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or "GAAP."
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
Recently Issued Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board, or "FASB," issued Accounting Standards Update, or "ASU," No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," or "ASU 2012-02" which states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This provision is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This accounting guidance is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” or “ASU 2013-05”, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. This accounting guidance is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.
Note 3—Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
In our Consolidated Statements of Cash Flows, we net cash flows from revolving borrowings in the line item "Proceeds (payments) under the revolving lines of credit, net."
Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for our normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under our Fleet Debt facilities, for our Like-Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. As of March 31, 2013 and December 31, 2012, the portion of total restricted cash and cash equivalents that was associated with our Fleet Debt facilities was $370.5 million and $494.0 million, respectively. The decrease in restricted cash and cash equivalents associated with our fleet debt of $123.5 million from December 31, 2012 to March 31, 2013 was primarily related to the timing of purchases and sales of revenue earning vehicles.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 4—Goodwill and Other Intangible Assets
The following summarizes the changes in our goodwill, by segment (in millions of dollars):

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2013
Goodwill	$1,287.5	$775.4	$2,062.9
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	1,241.4	100.5	1,341.9

Goodwill acquired during the period	—	—	—
Adjustments to previously recorded purchase price allocation(a)	9.2	4.6	13.8
Other changes during the period(b)	(2.9)	(0.1)	(3.0)
	6.3	4.5	10.8

Balance as of March 31, 2013
Goodwill	1,293.8	779.9	2,073.7
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	$1,247.7	$105.0	$1,352.7

	Car Rental	Equipment Rental	Total
Balance as of January 1, 2012
Goodwill	$419.3	$693.8	$1,113.1
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	373.2	18.9	392.1

Goodwill acquired during the year	884.9	82.0	966.9
Adjustments to previously recorded purchase price allocation(c)	(15.3)	—	(15.3)
Other changes during the year(d)	(1.4)	(0.4)	(1.8)
	868.2	81.6	949.8

Balance as of December 31, 2012
Goodwill	1,287.5	775.4	2,062.9
Accumulated impairment losses	(46.1)	(674.9)	(721.0)
	$1,241.4	$100.5	$1,341.9
_____________________________________________________

(a)	Consists of adjustments related to purchase accounting and deferred tax during 2013.

(b)	Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

(c)	Consists of deferred tax adjustments recorded during 2012.

(d)	Primarily consists of changes resulting from disposals and the translation of foreign currencies at different exchange rates from the beginning of the year to the end of the year.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Other intangible assets, net, consisted of the following major classes (in millions of dollars):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$694.6	$(451.3)	$243.3
Other(1)	457.4	(46.9)	410.5
Total	1,152.0	(498.2)	653.8
Indefinite-lived intangible assets:
Trade name	3,330.0	—	3,330.0
Other(2)	18.2	—	18.2
Total	3,348.2	—	3,348.2
Total other intangible assets, net	$4,500.2	$(498.2)	$4,002.0

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$694.7	$(434.0)	$260.7
Other(1)	459.6	(33.8)	425.8
Total	1,154.3	(467.8)	686.5
Indefinite-lived intangible assets:
Trade name	3,330.0	—	3,330.0
Other(2)	15.6	—	15.6
Total	3,345.6	—	3,345.6
Total other intangible assets, net	$4,499.9	$(467.8)	$4,032.1
_______________________________________________________________________________

(1)	Other amortizable intangible assets primarily include Dollar Thrifty concession agreements, Donlen trade name, reacquired franchise rights, non-compete agreements and technology-related intangibles.

(2)	Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.
Amortization of other intangible assets for the three months ended March 31, 2013 and 2012 was approximately $30.5 million and $19.2 million, respectively. Based on our amortizable intangible assets as of March 31, 2013, we expect amortization expense to be approximately $90.1 million for the remainder of 2013, $116.3 million in 2014, $113.8 million in 2015, $64.9 million in 2016 and $51.8 million in 2017.
Note 5 —Business Combinations and Divestitures
Dollar Thrifty Acquisition
On November 19, 2012, Hertz Holdings completed the Dollar Thrifty acquisition pursuant to the terms of the Merger Agreement with Dollar Thrifty and a wholly owned Hertz subsidiary, or "Merger Sub." In accordance with the terms of the Merger Agreement, Merger Sub completed a tender offer in which it purchased a majority of the shares of Dollar Thrifty common stock then outstanding at a price equal to $87.50 per share in cash. Merger Sub subsequently acquired the remaining shares of Dollar Thrifty common stock by means of a short-form merger in which such shares were converted into the right to receive the same $87.50 per share in cash paid in the tender offer. The total purchase price was approximately $2,592.0 million, which comprised of $2,551.0 million of cash, including our use of approximately $404.0 million of cash and cash equivalents available from Dollar Thrifty, and the fair value of our previously held equity

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

interest in Dollar Thrifty of $41.0 million. As a condition of the Merger Agreement, and pursuant to a divestiture agreement reached with the Federal Trade Commission, or "FTC," Hertz divested its Simply Wheelz subsidiary, which owned and operated the Advantage brand, and secured for the buyer of Advantage certain Dollar Thrifty on-airport car rental concessions. Dollar Thrifty is now a wholly-owned subsidiary of Hertz.
The purchase price of Dollar Thrifty was funded with (i) cash proceeds of $1,950.0 million received by Hertz from its issuance of $1,950.0 million in aggregate principal amount of Senior Notes and Term Loans, (ii) approximately $404.0 million of acquired cash and cash equivalents from Dollar Thrifty, and (iii) the balance funded by Hertz's existing cash.
The purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed on the closing date of November 19, 2012. For the preliminary purchase price allocation refer to Note 4 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."
Adjustments to the preliminary purchase price allocation have been made to reflect revised estimates of the fair value of the assets acquired and liabilities assumed at November 19, 2012. The revisions primarily related to valuation of certain contracts and accrued liabilities, and the resulting changes to goodwill. Providing for these adjustments in previous periods would not have a material impact on the reported operating results for the three month period ended December 31, 2012 and therefore such amounts have been recorded in the quarter ended March 31, 2013.
Unaudited pro forma financial information
The following table presents unaudited pro forma financial information as if the acquisition of Dollar Thrifty had occurred on January 1, 2012 for the period presented below (in millions of dollars).

	Revenue	Loss
2012 supplemental pro forma from 1/1/12 - 3/31/12 (combined entity)	$2,257.4	$(33.0)

The unaudited pro forma consolidated results do not purport to project the future results of operations of the combined entity nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect the historical financial information of Hertz Holdings and Dollar Thrifty, adjusted for increases in amortization expense related to intangible assets acquired, additional interest expense associated with the financing relating to the acquisition, elimination of the results of operations of the Advantage business and locations to be divested where Dollar Thrifty operated at least one of its brands prior to the consummation of the Dollar Thrifty acquisition, and including an estimated amount of leasing revenue to be earned by Hertz from leasing vehicles to the buyer of Advantage.
Other Acquisitions
During the three months ended March 31, 2013, we re-acquired five domestic car rental locations from our former licensees. These acquisitions are not material to the consolidated amounts presented within our statement of operations for the three months ended March 31, 2013.
Divestitures
Potential Divestiture of Selected Dollar Thrifty Airport Locations
In order to obtain regulatory approval and clearance for the Dollar Thrifty acquisition, Hertz agreed to dispose of Advantage, to secure for the buyer of Advantage certain on-airport car rental concessions and related assets at 13 locations where Dollar Thrifty operated at least one of its brands prior to the consummation of the Dollar Thrifty acquisition, or the “Initial airport locations.” Additionally, Hertz agreed to secure for the buyer of Advantage or, in certain cases, one or more other FTC-approved buyers, on-airport car rental concessions at 13 additional locations where Dollar Thrifty operated prior to the consummation of the Dollar Thrifty acquisition, or the “Secondary airport locations.” The buyer of Advantage agreed to assume all of the Secondary airport locations. As of March 31, 2013, Hertz completed the sale of several locations among the Initial airport locations and the Secondary airport locations, and had a remaining loss reserve, including estimated support payments of $22.6 million.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Advantage Divestiture
On December 12, 2012, Hertz completed the sale of Simply Wheelz LLC, or the “Advantage divestiture,” a wholly owned subsidiary of Hertz that operated our Advantage Rent A Car business, or “Advantage.” As part of the sale agreement, Hertz agreed to sublease vehicles to the buyer of Advantage for use in continuing the operations of Advantage, for a period no longer than two years from the closing date. As such, Hertz will have significant continuing involvement in the operations of the disposed Advantage business. Therefore, the operating results associated with the Advantage business will continue to be classified as part of our continuing operations in the consolidated statements of operations for all periods presented.
Note 6—Taxes on Income
The effective tax rate for the three months ended March 31, 2013 and 2012 was 69.2% and (100.9)%, respectively. The effective tax rate for the full fiscal year 2013 is expected to be approximately 40%. The provision for taxes on income of $59.5 million in the three months ended March 31, 2013 increased from $24.2 million in the three months ended March 31, 2012, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized.
Note 7—Depreciation of Revenue Earning Equipment and Lease Charges
Depreciation of revenue earning equipment and lease charges includes the following (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Depreciation of revenue earning equipment	$573.0	$531.4
Adjustment of depreciation upon disposal of revenue earning equipment	(1.3)	(39.4)
Rents paid for vehicles leased	15.3	23.1
Total	$587.0	$515.1
The adjustment of depreciation upon disposal of revenue earning equipment for the three months ended March 31, 2013 and 2012, included net losses of $3.3 million and net gains of $34.9 million, respectively, on the disposal of vehicles used in our car rental operations and gains of $4.6 million and $4.5 million, respectively, on the disposal of industrial and construction equipment used in our equipment rental operations.
Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three months ended March 31, 2013, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net decreases of $0.7 million and $0.2 million in depreciation expense for the three months ended March 31, 2013 and March 31, 2012, respectively. For the three months ended March 31, 2013, the depreciation rate changes in certain of our equipment rental operations resulted in an increase of $0.1 million in depreciation expense.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 8—Debt
Our debt consists of the following (in millions of dollars):

Facility	Average Interest Rate at March 31, 2013(1)	Fixed or Floating Interest Rate	Maturity	March 31, 2013	December 31, 2012
Corporate Debt
Senior Term Facility	3.75%	Floating	3/2018	$2,120.1	$2,125.5
Senior ABL Facility	2.46%	Floating	3/2016	630.0	195.0
Senior Notes(2)	6.58%	Fixed	10/2018–10/2022	3,900.0	3,650.0
Promissory Notes	6.96%	Fixed	6/2012–1/2028	48.7	48.7
Other Corporate Debt	4.30%	Floating	Various	94.0	88.7
Unamortized Net (Discount) Premium (Corporate)				3.3	3.3
Total Corporate Debt				6,796.1	6,111.2
Fleet Debt
HVF U.S. ABS Program
HVF U.S. Fleet Variable Funding Notes:
HVF Series 2009-1(3)	1.04%	Floating	3/2014	1,950.0	2,350.0
				1,950.0	2,350.0
HVF U.S. Fleet Medium Term Notes
HVF Series 2009-2(3)	5.38%	Fixed	3/2013–3/2015	807.5	1,095.9
HVF Series 2010-1(3)	3.77%	Fixed	2/2014–2/2018	749.9	749.8
HVF Series 2011-1(3)	2.86%	Fixed	3/2015–3/2017	598.0	598.0
HVF Series 2013-1(3)	1.68%	Fixed	8/2016–8/2018	950.0	—
				3,105.4	2,443.7
RCFC U.S. ABS Program
RCFC U.S. Fleet Variable Funding Notes
RCFC Series 2010-3 Notes(3)(4)	1.05%	Floating	12/2013	519.0	519.0
RCFC U.S. Fleet Medium Term Notes
RCFC Series 2011-1 Notes(3)(4)	2.81%	Fixed	2/2015	500.0	500.0
RCFC Series 2011-2 Notes(3)(4)	3.21%	Fixed	5/2015	400.0	400.0
				1,419.0	1,419.0
Donlen ABS Program
Donlen GN II Variable Funding Notes(5)	1.10%	Floating	12/2013	898.1	899.3
Other Fleet Debt
U.S. Fleet Financing Facility	2.96%	Fixed	9/2015	166.0	166.0
European Revolving Credit Facility	2.85%	Fixed	6/2015	127.8	185.3
European Fleet Notes	8.50%	Fixed	7/2015	511.2	529.4
European Securitization(3)	2.49%	Floating	7/2014	237.4	242.2
Hertz-Sponsored Canadian Securitization(3)	2.16%	Floating	6/2013	85.6	100.5

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Dollar Thrifty Sponsored Canadian Securitization(3)(4)	2.13%	Floating	8/2014	54.1	55.3
Australian Securitization(3)(6)	4.34%	Floating	12/2014	149.9	148.9
Brazilian Fleet Financing Facility	13.18%	Floating	10/2013	14.2	14.0
Capitalized Leases	4.21%	Floating	Various	350.8	337.6
Unamortized Discount (Fleet)				10.5	12.1
				1,707.5	1,791.3
Total Fleet Debt				9,080.0	8,903.3
Total Debt				$15,876.1	$15,014.5
_______________________________________________________________________________

Note:
For further information on the definitions and terms of our debt, see Note 5 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."

(1)	As applicable, reference is to the March 31, 2013 weighted average interest rate (weighted by principal balance).

(2)
References to our "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of March 31, 2013 and December 31, 2012, the outstanding principal amount for each such series of the Senior Notes is also specified below.

	Outstanding Principal (in millions)
Senior Notes	March 31, 2013	December 31, 2012
4.25% Senior Notes due April 2018	$250.0	$—
7.50% Senior Notes due October 2018	700.0	700.0
6.75% Senior Notes due April 2019	1,250.0	1,250.0
5.875% Senior Notes due October 2020	700.0	700.0
7.375% Senior Notes due January 2021	500.0	500.0
6.25% Senior Notes due October 2022	500.0	500.0
	$3,900.0	$3,650.0

(3)
Maturity reference is to the "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

(4)	RCFC U.S. ABS Program and the Dollar Thrifty-Sponsored Canadian Securitization represent fleet debt acquired in connection with the Dollar Thrifty acquisition on November 19, 2012.
Maturities
The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows:

2014	$5,511.2	(including $5,212.0 of other short-term borrowings*)
2015	$1,991.1
2016	$1,101.8
2017	$529.2
2018	$248.1
After 2018	$6,480.9
_______________________________________________________________________________

*
Our short-term borrowings as of March 31, 2013 include, among other items, the amounts outstanding under the Senior ABL Facility, HVF U.S. Fleet Variable Funding Notes, RCFC U.S. Fleet Variable Funding Notes, Donlen GN II Variable Funding Notes, U.S. Fleet Financing Facility, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization, Brazilian Fleet Financing Facility and Capitalized Leases. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. As of March 31, 2013, short-term borrowings had a weighted average interest rate of 1.8%.

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
Letters of Credit
As of March 31, 2013, there were outstanding standby letters of credit totaling $669.6 million. Of this amount, $617.6 million was issued under the Senior Credit Facilities. As of March 31, 2013, none of these letters of credit have been drawn upon.
2013 Events
In January 2013, Hertz Vehicle Financing LLC, or "HVF," an insolvency remote, direct, wholly-owned, special purpose subsidiary of Hertz, completed the issuance of $950.0 million in aggregate principal amount of three year and five year Series 2013-1 Rental Car Asset Backed Notes, Class A and Class B. The $282.75 million of three year Class A notes carry a 1.12% coupon, the $42.25 million of three year Class B notes carry a 1.86% coupon, the $543.75 million of five year Class A notes carry a 1.83% coupon, and the $81.25 million of five year Class B notes carry a 2.48% coupon. The three year notes and five year notes have expected final payment dates in August 2016 and August 2018, respectively. The Class B notes are subordinated to the Class A notes.
The net proceeds from the sale of HVF's Series 2013-1 Rental Car Asset Backed Notes will be, to the extent permitted by the applicable agreements, (i) used to pay the purchase price of vehicles acquired by HVF pursuant to HVF's U.S. ABS Program (as defined herein), (ii) used to pay the principal amount of other HVF U.S. ABS Program indebtedness that is then permitted or required to be paid or (iii) released to HVF to be distributed to Hertz or otherwise used by HVF for general purposes.
In February 2013, Hertz caused its Brazilian operating subsidiary to amend the Brazilian Fleet Financing Facility to extend the maturity date from February 2013 to October 2013.
In March 2013, Hertz issued $250 million in aggregate principal amount of 4.25% Senior Notes due 2018. The proceeds of this March 2013 offering were used by us to replenish a portion of our liquidity, after having dividended $467.2 million in available liquidity to Hertz Holdings, which Hertz Holdings used to repurchase 23,200,000 shares of its common stock in March 2013.
For subsequent events relating to our indebtedness, see Note 18—Subsequent Events.
Registration Rights
Pursuant to the terms of the exchange and registration rights agreement entered into in connection with the issuance of $250 million in aggregate principal amount of the 4.25% Senior Notes due 2018 in March 2013, Hertz agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under either exchange and registration rights agreement, including by failing to have the registration statement become effective by March 2014 or failing to complete the exchange offer by April 2014, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where any such failure has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.
Guarantees and Security
In February 2013 and March 2013, we added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of our debt instruments and credit facilities. There have been no material changes to the guarantees and security provisions of the debt instruments and credit facilities under which our indebtedness as of March 31, 2013 has been issued from the terms as disclosed in our Form 10-K.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Financial Covenant Compliance
Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2013, we were not subject to such contractually specified fixed charge coverage ratio.
Borrowing Capacity and Availability
As of March 31, 2013, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$751.3	$751.3
Total Corporate Debt	751.3	751.3
Fleet Debt
HVF U.S. Fleet Variable Funding Notes	488.8	—
RCFC U.S. Fleet Variable Funding Notes	81.0	—
Donlen GN II Variable Funding Notes	105.0	—
U.S. Fleet Financing Facility	24.0	—
European Revolving Credit Facility	153.4	—
European Securitization	260.3	—
Hertz-Sponsored Canadian Securitization	111.2	—
Dollar Thrifty-Sponsored Canadian Securitization	93.5	—
Australian Securitization	111.2	—
Capitalized Leases	45.1	10.3
Total Fleet Debt	1,473.5	10.3
Total	$2,224.8	$761.6
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
As of March 31, 2013, the Senior Term Facility had approximately $0.1 million available under the letter of credit facility and the Senior ABL Facility had $1,027.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.
Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of March 31,

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

2013 and December 31, 2012, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities collectively had total assets primarily comprised of loans receivable and revenue earning equipment of $393.4 million and $440.8 million, respectively, and collectively had total liabilities primarily comprised of debt of $392.9 million and $440.3 million, respectively.
Note 9—Employee Retirement Benefits
The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense (in millions of dollars):

	Pension Benefits				Postretirement Benefits (U.S.)
	U.S.		Non-U.S.
	Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Components of Net Periodic
Benefit Cost:
Service cost	$7.3	$6.3	$0.6	$0.3	$0.1	$0.1
Interest cost	6.7	6.5	2.3	2.3	0.2	0.2
Expected return on plan assets	(7.5)	(7.3)	(3.1)	(3.0)	—	—
Net amortizations	4.3	2.8	0.1	—	—	—
Net pension /
postretirement expense	$10.8	$8.3	$(0.1)	$(0.4)	$0.3	$0.3

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time we make contributions beyond those legally required. For the three months ended March 31, 2013, we contributed $3.7 million to our worldwide pension plans, including discretionary contributions of $3.0 million to our United Kingdom, or "U.K.," defined benefit pension plan and benefit payments made through unfunded plans. For the three months ended March 31, 2012, we contributed $20.3 million to our worldwide pension plans, including discretionary contributions of $3.2 million to our U.K. defined benefit pension plan and benefit payments made through unfunded plans. The level of future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.
We also sponsor postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants' contributions adjusted annually. An unfunded liability is recorded. We also have a key officer postretirement car benefit plan that provides the use of a vehicle from our fleet and insurance for the participants' benefit for retired Executive Vice Presidents and above who have a minimum of 20 years of service and who retire at age 58 or above. The assigned car benefit is available for 15 years post-retirement or until the participant reaches the age of 80, whichever occurs last.
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
During 2012, Hertz completely withdrew employees from an existing multi-employer pension plan with the Central States Pension Fund, or the "Pension Fund," and entered into a new agreement with the Pension Fund. In connection

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

with the complete withdrawal from the Pension Fund, Hertz was subject to a withdrawal liability of approximately $23.2 million, which was paid in December 2012.
Note 10—Stock-Based Compensation
In February 2013, Hertz Holdings granted 5,247 Restricted Stock Units, or "RSUs," and 1,707,458 Performance Stock Units, or "PSUs," to certain executives and employees at a fair value of $19.95, under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." Of the total PSUs awarded 1,136,724 PSUs have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on 2013 and combined 2013-2014 Corporate EBITDA results. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation (which includes revenue earning equipment lease charges) and amortization and "Corporate EBITDA," represents EBITDA as adjusted for car rental fleet interest, car rental fleet depreciation and certain other items, as provided in the applicable award agreements. These PSU awards vest evenly over a three year vesting period. Of the total PSUs awarded, 490,632 PSUs have a performance condition under which the number of units that will ultimately be awarded will either be 0% to 100% of the original grant. Award of this grant is contingent upon final 2013 Corporate EBITDA Margin exceeding a minimum level. "Corporate EBITDA Margin" means Corporate EBITDA as a percentage of Consolidated Revenue. These PSU awards vest evenly over a three year vesting period. Of the total PSUs awarded, 83,567 PSUs have a performance condition under which the number of units that will ultimately be awarded will either be 0% to 100% of the original grant. Award of this grant is contingent upon final 2013 Corporate EBITDA Margin exceeding a minimum level. These PSU awards vest evenly over a two year vesting period. The RSUs awarded have a two year cliff vesting period.
The non-cash stock-based compensation expense associated with the Prior Plans (as defined below) and the Omnibus Plan is pushed down from Hertz Holdings and recorded on the books at the Hertz level.
A summary of the total compensation expense and associated income tax benefits recognized under our Hertz Global Holdings, Inc. Stock Incentive Plan and Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the "Prior Plans," and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Compensation expense	$8.0	$7.5
Income tax benefit	(3.1)	(2.9)
Total	$4.9	$4.6

As of March 31, 2013, there was approximately $64.1 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 2.3 years, on a weighted average basis, of the requisite service period that began on the grant dates.
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

	Three Months Ended March 31,
	Revenues		Adjusted Pre-Tax Income (Loss)
	2013	2012	2013	2012
Car rental	$2,084.8	$1,658.2	$208.4	$91.6
Equipment rental	351.0	302.1	45.8	25.9
Total reportable segments	2,435.8	1,960.3	254.2	117.5
Other	0.7	0.6
Total	$2,436.5	$1,960.9
Adjustments:
Other reconciling items(1)			(103.2)	(81.9)
Purchase accounting(2)			(33.7)	(24.1)
Non-cash debt charges(3)			(10.0)	(18.6)
Restructuring charges			(3.7)	(6.7)
Restructuring related charges(4)			(4.2)	(3.3)
Integration expenses(5)			(10.8)	—
Acquisition related costs			(2.6)	(6.9)
Income (loss) before income taxes			$86.0	$(24.0)
_______________________________________________________

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)
Represents the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities. Also represents the purchase accounting effects of certain subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets.

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

(5)	Primarily represents Dollar Thrifty related expenses and adjustments.
Total assets increased $797.1 million from December 31, 2012 to March 31, 2013. The increase was primarily related to an increase in our car rental and equipment rental segments' revenue earning equipment, driven by increased volumes, partly offset by a decrease in fleet receivables within our car rental segment, primarily related to the timing of purchases and sales of revenue earning equipment.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 12—Other Comprehensive Income (Loss)
Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) were as follows (in millions of dollars):

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(109.8)	$102.7	$(19.4)	$(0.4)	$(26.9)
Other comprehensive income (loss) before reclassification	0.5	(27.4)	—	(0.1)	(26.9)

Amounts reclassified from accumulated other comprehensive loss	2.6	—	—	—	2.6

Net current period other comprehensive income (loss)	3.2	(27.4)	—	(0.1)	(24.3)
Balance at March 31, 2013	$(106.6)	$75.3	$(19.4)	$(0.5)	$(51.2)

	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(99.6)	$91.3	$(19.4)	$0.3	$(1.0)	$(28.4)
Other comprehensive income (loss) before reclassification	—	29.6	—	3.1	(0.2)	32.5

Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	—	—	—	(0.2)

Net current period Other comprehensive income (loss)	(0.2)	29.6	—	3.1	(0.2)	32.3
Balance at March 31, 2012	$(99.8)	$120.9	$(19.4)	$3.4	$(1.2)	$3.9
Amounts reclassified from accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2013 and 2012 were as follows (in millions of dollars):

	Three months ended March 31,		Statement of Operations Captions
	2013	2012
Pension and other postretirement benefit plans
Amortization of actuarial losses	$4.3	$(0.2)	Selling, general and administrative
Tax provision	1.7	—
Net of tax	$2.6	$(0.2)

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
During the first quarter of 2013, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 50 employees.
From January 1, 2007 through March 31, 2013, we incurred $572.1 million ($285.8 million for our car rental segment, $230.8 million for our equipment rental segment and $55.5 million of other) of restructuring charges.
Additional efficiency and cost saving initiatives are being developed; however, we presently do not have firm plans or estimates of any related expenses.
Restructuring charges in our consolidated statement of operations can be summarized as follows (in millions of dollars).

	Three Months Ended March 31,
	2013	2012
By Type:
Termination benefits	$2.3	$2.7
Consultant costs	0.3	0.2
Facility closure and lease obligation costs	1.1	3.8
Total	$3.7	$6.7

	Three Months Ended March 31,
	2013	2012
By Caption:
Direct operating	$1.4	$4.9
Selling, general and administrative	2.3	1.8
Total	$3.7	$6.7

	Three Months Ended March 31,
	2013	2012
By Segment:
Car rental	$3.1	$3.5
Equipment rental	0.5	3.2
Other reconciling items	0.1	—
Total	$3.7	$6.7

During the three months ended March 31, 2013 and 2012, the after-tax effect of the restructuring charges decreased diluted earnings per share by $0.01 and increased the diluted loss per share by $0.02 respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table sets forth the activity affecting the restructuring accrual during the three months ended March 31, 2013 (in millions of dollars). We expect to pay the remaining restructuring obligations relating to termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

	Termination Benefits	Pension and Post Retirement Expense	Consultant Costs	Other	Total
Balance as of January 1, 2013	$12.4	$0.2	$0.3	$8.1	$21.0
Charges incurred	2.3	—	0.3	1.1	3.7
Cash payments	(5.7)	—	(0.4)	(0.8)	(6.9)
Other(1)	(0.3)	—	—	(1.3)	(1.6)
Balance as of March 31, 2013	$8.7	$0.2	$0.2	$7.1	$16.2
_______________________________________________________________________________

(1)	Primarily consists of increases of $1.3 million for facility closures and $0.3 million for foreign currency translation.
Note 14—Financial Instruments
Gasoline Swap Contracts
We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. We currently have in place swaps to cover a portion of our fuel price exposure through July 2014. We presently hedge a portion of our overall unleaded gasoline and diesel fuel purchases with commodity swaps and have contracts in place that settle on a monthly basis. Gains and losses resulting from changes in the fair value of these commodity instruments are included in our results of operations in the periods incurred.
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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table summarizes the estimated fair value of derivatives (in millions of dollars):

	Fair Value of Derivative Instruments(1)
	Asset Derivatives(2)		Liability Derivatives(2)
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	$1.6	$—	$—	$0.1
Interest rate caps	0.8	0.9	0.8	0.9
Foreign exchange forward contracts	2.7	3.4	4.4	4.5
Foreign exchange options	0.1	0.2	—	—
Total derivatives not designated as hedging
instruments under ASC 815	$5.2	$4.5	$5.2	$5.5
_______________________________________________________________________________

(1)	All fair value measurements were primarily based upon significant observable (Level 2) inputs.

(2)	All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on our condensed consolidated balance sheets.
The following table summarizes the gains and (losses) of derivatives (in millions of dollars):

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2013	2012
Derivatives not designated as hedging
instruments under ASC 815:
Gasoline swaps	Direct operating	$1.7	$1.8
Interest rate caps	Selling, general and administrative	0.1	—
Foreign exchange forward contracts	Selling, general and administrative	4.1	(5.4)
Foreign exchange options	Selling, general and administrative	(0.1)	—
Total		$5.8	$(3.6)

While our fuel derivatives, interest rate caps, foreign currency forward contracts and foreign exchange options are subject to enforceable master netting agreements with their counterparties, we do not offset the derivative assets and liabilities in our Condensed Consolidated Balance Sheets. The impact of offsetting derivative instruments is depicted below (in millions of dollars):

As of March 31, 2013:				Gross assets not offset in Balance Sheet
	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Gasoline swap	$1.6	$—	$1.6	$—	$—	$1.6
Interest rate caps	0.8	—	0.8	—	—	0.8
Foreign exchange forward contracts	2.7	—	2.7	—	—	2.7
Foreign exchange options	0.1	—	0.1	—	—	0.1
Total	$5.2	$—	$5.2	$—	$—	$5.2

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

				Gross liabilities not offset in Balance Sheet
	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$0.8	$—	$0.8	$—	$—	$0.8
Foreign exchange forward contracts	4.4	—	4.4	—	—	4.4
Total	$5.2	$—	$5.2	$—	$—	$5.2

As of December 31, 2012:				Gross assets not offset in Balance Sheet
	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$0.9	$—	$0.9	$—	$—	$0.9
Foreign exchange forward contracts	3.4	—	3.4	—	—	3.4
Foreign exchange options	0.2	—	0.2	—	—	0.2
Total	$4.5	$—	$4.5	$—	$—	$4.5

				Gross liabilities not offset in Balance Sheet
	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Gasoline swaps	$0.1	$—	$0.1	$—	$—	$0.1
Interest rate caps	0.9	—	0.9	—	—	0.9
Foreign exchange forward contracts	4.5	—	4.5	—	—	4.5
Total	$5.5	$—	$5.5	$—	$—	$5.5
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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 were as follows (in millions):

	March 31, 2013
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid Expenses and Other Current Assets:
Gasoline swaps	$1.6	$—	$1.6	$—
Interest rate caps	0.8	—	0.8	—
Foreign currency forward contracts	2.7	—	2.7	—
Foreign exchange options	0.1	—	0.1	—
Total	$5.2	$—	$5.2	$—

Other Current Liabilities:
Interest rate caps	$0.8	$—	$0.8	$—
Foreign currency forward contracts	4.4	—	4.4	—
Total	$5.2	$—	$5.2	$—

	December 31, 2012
	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid Expenses and Other Current Assets:
Interest rate caps	$0.9	$—	$0.9	$—
Foreign currency forward contracts	3.4	—	3.4	—
Foreign exchange options	0.2	—	0.2	—
Total	$4.5	$—	$4.5	$—

Other Current Liabilities:
Gasoline swaps	$0.1	$—	$0.1	$—
Interest rate caps	0.9	—	0.9	—
Foreign currency forward contracts	4.5	—	4.5	—
Total	$5.5	$—	$5.5	$—
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
For borrowings with an initial maturity of 90 days or less, fair value approximates carrying value because of the short-term nature of these instruments. For all other debt, fair value is estimated based on quoted market rates as well as borrowing rates currently available to us for loans with similar terms and average maturities (Level 2 inputs). The aggregate fair value of all debt at March 31, 2013 was $16,413.4 million, compared to its aggregate unpaid principal balance of $15,862.3 million. The aggregate fair value of all debt at December 31, 2012 was $15,529.4 million, compared to its aggregate unpaid principal balance of $14,999.1 million.
Note 15—Related Party Transactions
Relationship with Hertz Investors, Inc. and the Sponsors
Other than as disclosed below, in the three months ended March 31, 2013, there were no material changes to our relationship with Hertz Investors, Inc. or the Sponsors.
In March 2013, the Sponsors sold 60,050,777 shares of their Hertz Holdings common stock to Citigroup Global Markets Inc. and Barclays Capital Inc. as the underwriters in the registered public offering of those shares. In connection with the offering, Hertz Holdings repurchased from the underwriters 23,200,000 of the 60,050,777 shares of common stock sold by the Sponsors.
As a result of our initial public offering in November 2006 and subsequent offerings in June 2007, May 2009, June 2009, March 2011, December 2012 and March 2013, the Sponsors reduced their holdings to approximately 12.5% of the outstanding shares of our common stock.
Financing Arrangements with Related Parties
As of March 31, 2013 and December 31, 2012, approximately $192.8 million and $189.8 million, respectively, of our outstanding debt was with related parties.
For information on our total indebtedness, see Note 8—Debt.

Note 16—Contingencies and Off-Balance Sheet Commitments
Off-Balance Sheet Commitments
As of March 31, 2013 and December 31, 2012, the following guarantees (including indemnification commitments) were issued and outstanding.

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
Environmental
We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of March 31, 2013 and December 31, 2012, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $2.6 million and $2.6 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).
Legal Proceedings
From time to time we are a party to various legal proceedings. We are currently a defendant in numerous actions and have received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from us and our licensees. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on our balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and costs. At March 31, 2013 and December 31, 2012 our liability recorded for public liability and property damage matters was $321.0 million and $332.2 million, respectively. We believe that our analysis is based on the most relevant information available, combined with reasonable assumptions, and that we may prudently rely on this information to determine the estimated liability. We note the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

For a detailed description of certain of our legal proceedings please see Note 12 of the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."
The following recent developments pertaining to legal proceedings described in our Form 10-K are furnished on a supplemental basis:
In Davis Landscape, Ltd. et al. v. Hertz Equipment Rental Corporation, the parties executed a settlement agreement in March 2013 and thereafter sought preliminary approval from the court of the proposed class settlement. The court has now tentatively approved the proposed class settlement, approved the parties' notice plan and has set June 18, 2013 as the date for the final approval hearing. We have accrued our best estimate of the ultimate cost, which is not material to our financial condition, results of operations or cash flows.
On October 13, 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, was filed in the United States District Court for the District of Nevada. Enterprise is now a defendant in a separate action and is no longer a defendant in the Sobel case. The Sobel case purports to be a nationwide class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges. In the complaint, the plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz from quoting or charging those airport fees that are alleged not to be allowed by Nevada law. The complaint also seeks attorneys' fees and costs. In 2010, the parties engaged in mediation which resulted in a proposed settlement. Although the court tentatively approved the settlement in November 2010, the court denied the plaintiffs' motion for final approval of the proposed settlement in May 2011. Following additional activity in the case, in March 2013, the court granted, in part, the plaintiffs' motion for partial summary judgment with respect to restitution and granted the plaintiffs' motion for class certification, while denying the Company's motion for partial summary judgment. The court further indicated that plaintiffs are entitled to prejudgment interest from the date of the plaintiffs' first amended complaint. A judgment has not yet been entered in the case, and there are expected to be further proceedings before the district court. The amount of a judgment could potentially exceed $40.0 million. The Company intends to appeal or seek other appropriate relief and believes that the court's liability, damages and class certification findings will be reversed. We continue to believe the outcome of this case will not be material to our financial condition, results of operations or cash flows.
Aside from the above mentioned, none of the other legal proceedings described in our Form 10-K have experienced any material changes.
In addition to the above mentioned and those described in our Form 10-K or in our other filings with SEC, various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. Other than with respect to the aggregate claims for public liability and property damage pending against us, management, based on the advice of legal counsel, does not believe that any of the matters resolved, or pending against us, are material to us and our subsidiaries taken as a whole.
We have established reserves for matters where we believe that the losses are probable and reasonably estimated. Other than with respect to the aggregate reserve established for claims for public liability and property damage, none of those reserves are material. For matters where we have not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed in our Form 10-K or in our other filings with SEC, could be decided unfavorably to us or any of our subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to our consolidated financial condition, results of operations or cash flows in any particular reporting period.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 17—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2013 and December 31, 2012 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2013 and 2012, and Statements of Cash Flows for the three months ended March 31, 2013 and 2012, of (a) The Hertz Corporation, (“the Company” or “the Parent”); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness, or the Guarantor Subsidiaries; (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness, or the Non-Guarantor Subsidiaries; (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries; and of (e) the Company on a consolidated basis.

In February 2013 and March 2013, we added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of our debt instruments and credit facilities. The following condensed consolidating financial statements now reflects the results of this change for all periods presented.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2013
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$237,487	$23,806	$392,479	$—	$653,772
Restricted cash and cash equivalents	52,629	15,892	356,640	—	425,161
Receivables, less allowance for doubtful accounts	453,072	448,096	677,783	(23,431)	1,555,520
Due from Hertz affiliate	947,560	2,105,430	3,623,523	(6,662,776)	13,737
Inventories, at lower cost or market	29,087	40,550	40,316	—	109,953
Prepaid expenses and other assets	2,773,720	260,833	168,120	(2,654,680)	547,993
Revenue earning equipment, net	178,584	1,784,593	12,006,047	—	13,969,224
Property and equipment, net	874,364	322,651	260,182	—	1,457,197
Investment in subsidiaries, net	7,053,579	1,314,027	—	(8,367,606)	—
Other intangible assets, net	75,352	3,872,441	54,253	—	4,002,046
Goodwill	106,210	1,032,640	213,844	—	1,352,694
Total assets	$12,781,644	$11,220,959	$17,793,187	$(17,708,493)	$24,087,297
LIABILITIES AND EQUITY
Due to Hertz affiliate	$2,407,240	$2,432,035	$1,823,500	$(6,662,775)	$—
Accounts payable	215,964	287,227	801,658	—	1,304,849
Accrued liabilities	659,056	231,590	338,368	(23,431)	1,205,583
Accrued taxes	66,745	30,817	1,199,016	(1,104,285)	192,293
Debt	6,874,447	71,574	8,930,088	—	15,876,109
Public liability and property damage	96,178	51,767	173,058	—	321,003
Deferred taxes on income	—	2,217,649	2,058,173	(1,550,395)	2,725,427
Total liabilities	10,319,630	5,322,659	15,323,861	(9,340,886)	21,625,264
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,462,014	5,898,300	2,469,307	(8,367,607)	2,462,014
Noncontrolling interest	—	—	19	—	19
Total equity	2,462,014	5,898,300	2,469,326	(8,367,607)	2,462,033
Total liabilities and equity	$12,781,644	$11,220,959	$17,793,187	$(17,708,493)	$24,087,297

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$24,602	$6,552	$502,081	$—	$533,235
Restricted cash and cash equivalents	32,681	17,162	521,791	—	571,634
Receivables, less allowance for doubtful accounts	544,454	444,056	924,721	(26,635)	1,886,596
Due from Hertz affiliate	1,047,986	2,023,451	3,491,740	(6,550,368)	12,809
Inventories, at lower cost or market	24,422	41,253	40,053	—	105,728
Prepaid expenses and other assets	2,570,539	277,707	173,330	(2,560,074)	461,502
Revenue earning equipment, net	104,207	1,678,568	11,125,561	—	12,908,336
Property and equipment, net	865,694	321,917	248,775	—	1,436,386
Investment in subsidiaries, net	6,964,916	1,260,941	—	(8,225,857)	—
Other intangible assets, net	74,606	3,893,288	64,217	—	4,032,111
Goodwill	106,210	1,018,825	216,837	—	1,341,872
Total assets	$12,360,317	$10,983,720	$17,309,106	$(17,362,934)	$23,290,209
LIABILITIES AND EQUITY
Due to Hertz affiliate	$2,254,223	$2,421,512	$1,874,633	$(6,550,368)	$—
Accounts payable	239,247	193,867	565,947	—	999,061
Accrued liabilities	605,680	45,085	554,330	(26,635)	1,178,460
Accrued taxes	54,357	29,142	1,049,281	(965,466)	167,314
Debt	6,190,040	67,662	8,756,772	—	15,014,474
Public liability and property damage	99,261	52,850	180,121	—	332,232
Deferred taxes on income	—	2,205,669	2,070,078	(1,594,607)	2,681,140
Total liabilities	9,442,808	5,015,787	15,051,162	(9,137,076)	20,372,681
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,917,509	5,967,933	2,257,925	(8,225,858)	2,917,509
Noncontrolling interest	—	—	19	—	19
Total equity	2,917,509	5,967,933	2,257,944	(8,225,858)	2,917,528
Total liabilities and equity	$12,360,317	$10,983,720	$17,309,106	$(17,362,934)	$23,290,209

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2013
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,054,476	$622,087	$1,503,266	$(743,321)	$2,436,508
Expenses:
Direct operating	612,924	352,931	385,569	(234)	1,351,190
Depreciation of revenue earning equipment and lease charges	661,302	152,462	516,206	(742,943)	587,027
Selling, general and administrative	107,284	59,701	84,683	(144)	251,524
Interest expense	81,279	10,233	71,736	—	163,248
Interest income	(8)	(1,383)	(443)	—	(1,834)
Other (income) expense, net	(48)	(31)	(519)	—	(598)
Total expenses	1,462,733	573,913	1,057,232	(743,321)	2,350,557
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(408,257)	48,174	446,034	—	85,951
(Provision) benefit for taxes on income	148,353	(17,870)	(189,951)	—	(59,468)
Equity in earnings (losses) of subsidiaries (net of tax)	286,387	54,784	—	(341,171)	—
Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$26,483	$85,088	$256,083	$(341,171)	$26,483

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$967,967	$209,801	$1,341,215	$(558,058)	$1,960,925
Expenses:
Direct operating	571,851	133,269	409,038	—	1,114,158
Depreciation of revenue earning equipment and lease charges	538,717	44,488	489,959	(558,058)	515,106
Selling, general and administrative	104,123	25,542	78,071	—	207,736
Interest expense	63,637	9,847	76,005	—	149,489
Interest income	(113)	(157)	(822)	—	(1,092)
Other (income) expense, net	—	(5)	(452)	—	(457)
Total expenses	1,278,215	212,984	1,051,799	(558,058)	1,984,940
Income (loss) before income taxes noncontrolling interest and equity in earnings (losses) of subsidiaries	(310,248)	(3,183)	289,416	—	(24,015)
(Provision) benefit for taxes on income (loss)	111,243	657	(136,126)	—	(24,226)
Equity in earnings (losses) of subsidiaries (net of tax)	150,764	11,256	—	(162,020)	—
Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(48,241)	$8,730	$153,290	$(162,020)	$(48,241)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2013

(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net income (loss)	$26,483	$85,088	$256,083	$(341,171)	$26,483
Other comprehensive income (net of tax)	(24,273)	2,789	(26,916)	24,127	(24,273)
Comprehensive income (loss)	$2,210	$87,877	$229,167	$(317,044)	$2,210

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net income (loss)	$(48,241)	$8,730	$153,290	$(162,020)	$(48,241)
Other comprehensive income, net of tax	32,338	—	29,262	(29,262)	32,338
Comprehensive income (loss)	(15,903)	8,730	182,552	(191,282)	(15,903)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(16,676)	$141,861	$839,311	$(226,134)	$738,362
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(19,948)	1,271	161,319	—	142,642
Revenue earning equipment expenditures	(53,781)	(132,612)	(3,066,587)	—	(3,252,980)
Proceeds from disposal of revenue earning equipment	33,717	48,321	2,155,840	—	2,237,878
Property and equipment expenditures	(48,897)	(8,422)	(22,741)	—	(80,060)
Proceeds from disposal of property and equipment	12,193	2,316	8,947	—	23,456
Capital contributions to subsidiaries	(283,100)	—	—	283,100	—
Return of capital from subsidiaries	356,274	—	—	(356,274)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	9,077	(9,077)	—
Acquisitions, net of cash acquired	—	(2,784)	—	—	(2,784)
Proceeds from disposal of business	—	—	—	—	—
Other investing activities	—	—	(469)	—	(469)
Net cash used in investing activities	(3,542)	(91,910)	(754,614)	(82,251)	(932,317)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—	951,582	—	1,201,582
Payment of long-term debt	(5,606)	(5)	(293,017)	—	(298,628)
Short-term borrowings:
Proceeds	—	—	128,785	—	128,785
Payments	—	—	(195,326)	—	(195,326)
Proceeds (payments) under the revolving lines of credit, net	440,000	(2,589)	(469,397)	—	(31,986)
Capital contributions received from parent	—	—	283,100	(283,100)	—
Loan to Parent/Guarantor from Non-Guarantor	20,923	(30,000)	—	9,077	—
Payment of dividends and return of capital	—	—	(582,408)	582,408	—
Dividends paid to Parent	(467,248)	—	—	—	(467,248)
Proceeds from employee stock purchase plan	1,202	—	—	—	1,202
Loan with Hertz Global Holdings, Inc.	(929)	—	—	—	(929)
Payment of financing costs	(5,239)	(103)	(10,060)	—	(15,402)
Net cash provided by (used in) financing activities	233,103	(32,697)	(186,741)	308,385	322,050
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(7,558)	—	(7,558)
Net change in cash and cash equivalents during the period	212,885	17,254	(109,602)	—	120,537
Cash and cash equivalents at beginning of period	24,602	6,552	502,081	—	533,235
Cash and cash equivalents at end of period	$237,487	$23,806	$392,479	$—	$653,772

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012
(In Thousands of Dollars)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(85,386)	$209,743	$526,814	$(159,137)	$492,034
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(12,892)	5,647	104,884	—	97,639
Revenue earning equipment expenditures	(44,339)	(132,572)	(2,471,784)	—	(2,648,695)
Proceeds from disposal of revenue earning equipment	32,664	88,322	1,888,350	—	2,009,336
Property and equipment expenditures	(39,489)	(18,816)	(15,917)	—	(74,222)
Proceeds from disposal of property and equipment	39,597	3,215	4,819	—	47,631
Capital contributions to subsidiaries	(1,362,719)	—	—	1,362,719	—
Return of capital from subsidiaries	1,340,884	—	—	(1,340,884)	—
Acquisitions, net of cash acquired	—	(147,314)	—	—	(147,314)
Loan to Parent from Non-Guarantor	—	—	165,110	(165,110)	—
Other investing activities	—	—	(140)	—	(140)
Net cash used in investing activities	(46,294)	(201,518)	(324,678)	(143,275)	(715,765)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	260,000	—	4,599	—	264,599
Payment of long-term debt	(451,104)	(4)	(2,171)	—	(453,279)
Short-term borrowings:
Proceeds	—	—	40,650	—	40,650
Payments	(14,949)	—	(228,327)	—	(243,276)
Proceeds (payments) under the revolving lines of credit, net	145,000	(1,135)	181,382	—	325,247
Purchase of noncontrolling interest	(38,000)	—	—	—	(38,000)
Capital contributions received from parent	—	—	1,362,719	(1,362,719)	—
Payment of dividends and return of capital	—	—	(1,500,021)	1,500,021	—
Repayment of Loan to Parent from Non-Guarantor	(165,110)	—	—	165,110	—
Proceeds from employee stock purchase plan	985	—	—	—	985
Loan from Hertz Global Holdings, Inc.	(13,553)	—	—	—	(13,553)
Payment of financing costs	(3,554)	(319)	(344)	—	(4,217)
Net cash provided by (used in) financing activities	(280,285)	(1,458)	(141,513)	302,412	(120,844)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	7,953	—	7,953
Net decrease in cash and cash equivalents during the period	(411,965)	6,767	68,576	—	(336,622)
Cash and cash equivalents at beginning of period	565,002	7,385	358,821	—	931,208
Cash and cash equivalents at end of period	$153,037	$14,152	$427,397	$—	$594,586

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 18—Subsequent Events
In April 2013, Hertz entered into an Amendment No. 2, or "Amendment No. 2," to the Senior Term Facility, primarily to reduce the interest rate applicable to a portion of the outstanding term loans under the Senior Term Facility. Prior to Amendment No. 2, approximately $1,372.0 million of tranche B term loans, or “Tranche B Term Loans”, under the Senior Term Facility bore interest at a floating rate measured by reference to, at Hertz's option, either (i) an adjusted London inter-bank offered rate not less than 1.00 percent plus a borrowing margin of 2.75 percent per annum or (ii) an alternate base rate plus a borrowing margin of 1.75 percent per annum. Pursuant to Amendment No. 2, certain of the existing lenders under the Senior Term Facility converted their existing Tranche B Term Loans into a new tranche of tranche B-2 term loans, or the “Tranche B-2 Term Loans”, in an aggregate principal amount, along with new loans advanced by certain new lenders, of approximately $1,372.0 million. The proceeds of Tranche B-2 Term Loans advanced by the new lenders were used to prepay in full all of the Tranche B Term Loans that were not converted into Tranche B-2 Term Loans.
The Tranche B-2 Term Loans bear interest at a floating rate measured by reference to, at Hertz's option, either (i) an adjusted London inter-bank offered rate not less than 0.75 percent plus a borrowing margin of 2.25 percent per annum or (ii) an alternate base rate plus a borrowing margin of 1.25 percent per annum. The terms and conditions of the new Tranche B-2 Term Loans with respect to maturity, collateral, and covenants are otherwise unchanged compared to the Tranche B Term Loans.
On April 15, 2013, Hertz entered into definitive agreements with China Auto Rental Holdings, Inc., or “China Auto,” and related parties pursuant to which Hertz made a strategic investment in China Auto. China Auto is the largest car rental company in China. Pursuant to the transaction, Hertz invested cash and certain of its assets in China and received common stock and convertible notes in return. Upon the closing of the transaction which occurred on April 30, 2013, Hertz owns 10% of China Auto's ordinary shares and has a seat on China Auto's Board. Upon conversion of the notes, Hertz would have 18.64% on a fully diluted basis. This transaction will be accounted for under the equity method of accounting in accordance with GAAP.

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
Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in Hertz Global Holding, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC, on March 4, 2013, or our "Form 10-K" and the following:

•	our ability to integrate the car rental operations of Dollar Thrifty Automotive Group, Inc., or "Dollar Thrifty," and realize operational efficiencies from that acquisition;

•	the operational and profitability impact of the divestitures that we agreed to undertake in order to secure regulatory approval for the acquisition of Dollar Thrifty;

•	levels of travel demand, particularly with respect to airline passenger traffic in the United States and in global markets;

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

•
changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect our operations, the cost thereof or applicable tax rates;

•	changes to our senior management team;

•	the effect of tangible and intangible asset impairment charges;

•	the impact of our derivative instruments, which can be affected by fluctuations in interest rates and commodity prices;

•	our exposure to fluctuations in foreign exchange rates; and

•	other risks and uncertainties described from time to time in periodic and current reports that we file with the SEC.
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
After giving effect to Hertz Holdings' initial public offering in November 2006, subsequent offerings and share repurchase, the Sponsors' holdings represent approximately 12.5% of the outstanding shares of Hertz Holdings' common stock as of March 31, 2013.
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

•	Other revenues (primarily relating to fees and certain cost reimbursements from our licensees and from Adreca Holdings Corp. for the sublease of vehicles).

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Car Rental
In the U.S., as of March 31, 2013, the percentage of non-program cars was 96% as compared to 84% as of March 31, 2012. Internationally, as of March 31, 2013, the percentage of non-program cars was 72%, compared to 75% as of March 31, 2012. In the U.S., as of December 31, 2012, the percentage of non-program cars was 95% as compared to 83% as of December 31, 2011. Internationally, as of December 31, 2012, the percentage of non-program cars was 79%, compared to 75% as of December 31, 2011.
In recent periods we have decreased the percentage of program cars in our car rental fleet and we expect this percentage to remain stable in the future, particularly as we integrate the operations of Dollar Thrifty, which operated a lower percentage of program cars than Hertz immediately prior to our completion of the acquisition of Dollar Thrifty. Non-program cars typically have lower acquisition costs and lower depreciation rates than comparable program cars. With fewer program cars in our fleet, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value. However, non-program cars allow us the opportunity for ancillary revenue, such as warranty and financing, during disposition. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility is reduced as the percentage of non-program cars in our car rental fleet increases. Furthermore, it is expected that the average age of our fleet will increase since the average holding period for non-program vehicles is longer than program vehicles. However, the longer holding period does not necessarily equate to higher costs due to the stringent turnback requirements imposed by vehicle manufacturers for program cars.
In the three months ended March 31, 2013, our monthly per vehicle depreciation costs decreased as compared to the prior year period due to improved residual values in the U.S., a continued move towards a greater proportion of non-program vehicles, mix optimization and improved procurement and remarketing efforts.
Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three months ended March 31, 2013, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes resulted in net decreases of $0.7 million in depreciation expense for the three months ended March 31, 2013.
For the three months ended March 31, 2013 and 2012, our worldwide car rental operations sold approximately 75,400 and 43,000 non-program cars, respectively, a 75.4% year over year increase. The year over year increase was primarily due to the continued shift from program to non-program vehicles. In addition, residuals remained fairly strong during the period.
For the three months ended March 31, 2013, we experienced a 31.7% and 4.8% increase in transaction days and total revenue per transaction day, or "total RPD," respectively, versus the prior year period in the United States. During the three months ended March 31, 2013, in our European operations, we experienced a 1.7% decline in transaction days and a 3.0% decline in total RPD when compared to the three months ended March 31, 2012.
Our U.S. off-airport operations represented $320.4 million and $283.9 million of our total car rental revenues in the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we have 2,574 off-airport locations. Our strategy includes selected openings of new off-airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth. Our strategy also includes increasing penetration in the off-airport market and growing the online leisure market, particularly in the longer length weekly sector, which is characterized by lower vehicle costs and lower transaction costs at a lower total RPD. Increasing our penetration in these sectors is consistent with our long-term strategy to generate profitable growth. When we open a new off-airport location, we incur a number of costs, including those relating to site selection, lease negotiation, recruitment of employees, selection and development of managers, initial sales activities and integration of our systems with those of the companies who will reimburse the location's replacement renters for their rentals. A new off-airport location, once opened, takes time to generate its full potential revenues and, as a result, revenues at new locations do not initially cover their start-up costs and often do not, for some time, cover the costs of their ongoing operations.
For the three months ended March 31, 2013 and 2012, Donlen had an average of approximately 165,600 vehicles and 141,500 vehicles, respectively, under lease and management. Donlen's fleet management programs provide outsourced solutions to reduce fleet operating costs and improve driver productivity. These programs include

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services.
As of March 31, 2013, our worldwide car rental operations had a total of approximately 10,460 corporate and licensee locations in approximately 150 countries in North America, Europe, Latin America, Asia, Australia, Africa, the Middle East and New Zealand.
On November 19, 2012, Hertz acquired 100% of the equity of Dollar Thrifty, a car and truck rental and leasing business. As of March 31, 2013, Dollar Thrifty had approximately 280 corporate locations in the United States and Canada, with approximately 5,800 employees located mainly in North America. In addition to its corporate operations, Dollar Thrifty had approximately 1,220 franchise locations in 85 countries. Dollar Thrifty brings to Hertz an immediate leadership position in the value-priced rental vehicle market generally appealing to leisure customers, including domestic and foreign tourists, and to small businesses, government and independent business travelers.
Equipment Rental
HERC experienced higher rental volumes and pricing for the three months ended March 31, 2013 compared to the prior year as the industry continued its recovery in North America. The recovery has been led by strong industrial performance, especially oil and gas related, and improvement in the construction sector in part reflecting higher rental penetration. We continued to see growth in our specialty services such as Pump & Power, Industrial Plant Services and Hertz Entertainment Services. Additionally, there continue to be opportunities for 2013 as the uncertain economic outlook makes rental solutions attractive to customers.
On January 19, 2012, HERC acquired Cinelease Holdings, LLC, or "Cinelease," a U.S. market leader in lighting and grip rentals to the television industry.
As of March 31, 2013, HERC had a total of approximately 340 branches in the U.S., Canada, France, Spain, China and Saudi Arabia.
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
Restructuring
During the first quarter of 2013, we continued to streamline operations and reduce costs with the closure of several car rental and equipment rental locations globally as well as a reduction in our workforce by approximately 50 employees.
For the three months ended March 31, 2013 and 2012, our consolidated statement of operations includes restructuring charges of $3.7 million and $6.7 million, respectively. Additional efficiency and cost saving initiatives are being developed; however, we presently do not have firm plans or estimates of any related expenses. See Note 13 to the Notes to our condensed consolidated financial statements included in this Report.
Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

report. Because the SEC defines the term "affiliate" broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A., or "SPIE," an affiliate of CD&R based in France, maintained bank accounts at Bank Melli with the approval of the French financial regulator (applying European Union law) during the period covered by this report. Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that during the period covered by this report, the SPIE subsidiary used the accounts to make two tax payments to the Government of Iran, withdrew cash to pay various administrative expenses, and received a transfer of funds from a vendor. The total volume of these transactions in the SPIE subsidiary's accounts at Bank Melli, excluding transfers between those accounts, during the period covered by this report was the equivalent of less than $200,000 at the Iranian Central Bank's official exchange rate. CD&R has informed us that SPIE and its subsidiaries obtained no revenue or profit from these transactions, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department, or “OFAC,” that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli or the Government of Iran in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Summary
The following table sets forth the percentage of total revenues represented by the various line items in our consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in millions of dollars):

			Percentage of Revenues
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Revenues:
Car rental	$2,006.8	$1,623.2	82.4%	82.8%
Equipment rental	350.5	301.3	14.4	15.4
Other	79.2	36.4	3.2	1.8
Total revenues	2,436.5	1,960.9	100.0	100.0
Expenses:
Direct operating	1,351.2	1,114.1	55.5	56.8
Depreciation of revenue earning equipment and lease charges	587.0	515.1	24.1	26.3
Selling, general and administrative	251.5	207.8	10.3	10.6
Interest expense	163.2	149.5	6.7	7.6
Interest income	(1.8)	(1.1)	(0.1)	(0.1)
Other income, net	(0.6)	(0.5)	—	—
Total expenses	2,350.5	1,984.9	96.5	101.2
Income (loss) before income taxes	86.0	(24.0)	3.5	(1.2)
Provision for taxes on income	(59.5)	(24.2)	(2.4)	(1.3)
Net income (loss) attributable to The Hertz Corporation Subsidiaries' common stockholder	$26.5	$(48.2)	1.1%	(2.5)%

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

The following table sets forth certain of our selected car rental, equipment rental and other operating data for the three months ended or as of March 31, 2013 and 2012:

	Three Months Ended or as of March 31,
	2013	2012
Selected Car Rental Operating Data:
Worldwide number of transactions (in thousands)	7,694	6,388
Domestic (Hertz, Dollar and Thrifty)	6,100	4,837
International (Hertz, Dollar and Thrifty)	1,594	1,551
Worldwide transaction days (in thousands)(a)	39,070	31,669
Domestic (Hertz, Dollar and Thrifty)	30,064	22,825
International (Hertz, Dollar and Thrifty)	9,006	8,844
Worldwide total rental revenue per transaction day(b)	$50.14	$48.85
Domestic (Hertz, Dollar and Thrifty)	$49.35	$47.09
International (Hertz, Dollar and Thrifty)	$52.76	$53.41
Worldwide average number of cars during the period	757,100	594,800
Domestic (Hertz, Dollar and Thrifty company-operated)	432,900	320,500
Domestic and International (Leased)	24,800	—
International (Hertz, Dollar and Thrifty company-operated)	133,800	132,800
Donlen (under lease and maintenance)	165,600	141,500
Adjusted pre-tax income (in millions of dollars)(c)	$208.4	$91.6
Worldwide revenue earning equipment, net (in millions of dollars)	$11,691.4	$9,354.1
Selected Worldwide Equipment Rental Operating Data:
Rental and rental related revenue (in millions of dollars)(d)	$322.1	$274.3
Same store revenue growth, including growth initiatives(e)	12.9%	8.9%
Average acquisition cost of rental equipment operated during the period (in millions of dollars)	$3,273.5	$2,902.0
Adjusted pre-tax income (in millions of dollars)(c)	$45.8	$25.9
Revenue earning equipment, net (in millions of dollars)	$2,269.5	$1,911.1
_______________________________________________________________________________

(a)	Transaction days represent the total number of days that vehicles were on rent in a given period.

(b)
Car rental revenue consists of all revenue, net of discounts, associated with the rental of cars including charges for optional insurance products, but excluding non-rental revenues derived from Donlen. Total revenue per transaction day is calculated as total rental revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control. The following table reconciles our car rental segment revenues to our rental revenue and rental revenue per transaction day (based on December 31, 2012 foreign exchange rates) for the three months ended March 31, 2013 and 2012 (in millions of dollars, except as noted):

	Three Months Ended March 31,
	2013	2012
Car rental segment revenues	$2,084.8	$1,658.2
Non-rental revenue	(127.8)	(110.4)
Foreign currency adjustment	1.9	(0.8)
Total rental revenue	$1,958.9	$1,547.0
Transaction days (in thousands)	39,070	31,669
Total rental revenue per transaction day (in whole dollars)	$50.14	$48.85

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

	Three Months Ended March 31,
	2013	2012
Adjusted pre-tax income:
Car rental	$208.4	$91.6
Equipment rental	45.8	25.9
Total reportable segments	254.2	117.5
Adjustments:
Other reconciling items(1)	(103.2)	(81.9)
Purchase accounting(2)	(33.7)	(24.1)
Non-cash debt charges(3)	(10.0)	(18.6)
Restructuring charges	(3.7)	(6.7)
Restructuring related charges(4)	(4.2)	(3.3)
Integration expenses(5)	(10.8)	—
Acquisition related costs	(2.6)	(6.9)
Income (loss) before income taxes	$86.0	$(24.0)
_______________________________________________________________________________

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)
Represents the purchase accounting effects of the Acquisition on our results of operations relating to increased depreciation and amortization of tangible and intangible assets and accretion of revalued workers' compensation and public liability and property damage liabilities. Also represents the purchase accounting effects of certain subsequent acquisitions on our results of operations relating to increased depreciation and amortization of tangible and intangible assets.

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

(5)	Primarily represents Dollar Thrifty related expenses and adjustments.

(d)
Equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it is utilized in the measurement of rental revenue generated per dollar invested in fleet on an annualized basis and is comparable with the reporting of other industry participants. The following table reconciles our equipment rental segment revenues to our equipment rental and rental related revenue (based on December 31, 2012 foreign exchange rates) for the three months ended March 31, 2013 and 2012 (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Equipment rental segment revenues	$351.0	$302.1
Equipment sales and other revenue	(29.8)	(26.3)
Foreign currency adjustment	0.9	(1.5)
Rental and rental related revenue	$322.1	$274.3

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

REVENUES

	Three Months Ended March 31,
(in millions of dollars)	2013	2012	$ Change	% Change
Revenues by Segment
Car rental	$2,084.8	$1,658.2	$426.6	25.7%
Equipment rental	351.0	302.1	48.9	16.2%
Other reconciling items	0.7	0.6	0.1	16.7%
Total revenues	$2,436.5	$1,960.9	$475.6	24.3%

Car Rental Segment

Revenues from our car rental segment increased 25.7%, primarily due to Dollar Thrifty which was acquired on November 19, 2012, partially offset by the divestiture of Advantage. Excluding the effects of the Dollar Thrifty acquisition and the Advantage divestiture, rental revenues in the U.S. increased $63.8 million. In addition there were revenue increases in the U.S. of $20.4 million from fleet subleases, $16.6 million from Donlen leasing transactions, and $6.8 million obtained from licensee transactions. These increases were partly offset by a decrease in international revenues of $10.7 million, and the effects of foreign currency translation of approximately $2.9 million.

Worldwide car rental transaction day volume was up 23.4%, due to an increase in U.S. transaction volume of 31.7% and an increase in international transaction day volume of 1.8%. The increase in the U.S. transaction volume was primarily due to Dollar Thrifty, partially offset by the divestiture of Advantage. Total worldwide revenue per transaction increased 5.1%, driven by an increase in U.S. revenue per transaction of 9.5% partially offset by a decrease in international revenue per transaction of 2.2%.

Our total RPD metric now reflects total car rental revenue per transaction day. Total RPD for worldwide car rental for the three months ended March 31, 2013 increased 2.6% from 2012, due to an increase in U.S. total RPD of 4.8%, partly offset by a decrease in International total RPD of 1.2%. U.S. airport total RPD, excluding the impact of Dollar Thrifty, increased 12.2% and U.S. off-airport total RPD increased by 0.5%. The increase in U.S. airport total RPD was due to a 7.1% increase in revenue, excluding the impact of Dollar Thrifty and Advantage, accompanied by the divestiture of Advantage which had a lower airport total RPD average. International total RPD decreased primarily driven by a decrease in Europe total RPD of 3.0% due to the competitive pricing environment and continued slow economy growth.

Equipment Rental Segment

Revenues from our equipment rental segment increased 16.2%, primarily due to increases of 15.7% and 3.6% in equipment rental volumes and pricing, respectively, partly offset by the effects of foreign currency translation of approximately $0.3 million. The increase in volume was primarily due to strong industrial and improving construction performance.

Other

Revenues from all other sources increased $0.1 million, from the prior year period.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

EXPENSES

	Three Months Ended March 31,
(in millions of dollars)	2013	2012	$ Change	% Change
Expenses:
Fleet related expenses	$314.6	$251.1	$63.5	25.3%
Personnel related expenses	445.5	381.4	64.1	16.8%
Other direct operating expenses	591.1	481.6	109.5	22.7%
Direct operating	1,351.2	1,114.1	237.1	21.3%
Depreciation of revenue earning equipment and lease charges	587.0	515.1	71.9	14.0%
Selling, general and administrative	251.5	207.8	43.7	21.0%
Interest expense	163.2	149.5	13.7	9.2%
Interest income	(1.8)	(1.1)	(0.7)	63.6%
Other income, net	(0.6)	(0.5)	(0.1)	20.0%
Total expenses	$2,350.5	$1,984.9	$365.6	18.4%

Total expenses increased 18.4%, primarily due to the acquisition of Dollar Thrifty, partially offset by the divestiture of Advantage. Total expenses as a percentage of revenues decreased from 101.2% for the three months ended March 31, 2012 to 96.5% for the three months ended March 31, 2013.

Direct Operating Expenses

Car Rental Segment

Direct operating expenses for our car rental segment of $1,152.3 million for the three months ended March 31, 2013 increased 23.9% from $929.7 million for the three months ended March 31, 2012 primarily due to the acquisition of Dollar Thrifty and the growth in U.S. revenue, partially offset by the divestiture of Advantage.

Other direct operating expenses for our car rental segment of $525.8 million for the three months ended March 31, 2013 increased 25.9% from the three months ended March 31, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partially offset by the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage there was an increase in concessions of $5.5 million, and customer service costs of $4.2 million due largely to the NeverLost system. In addition there were increases in commissions of $3.1 million associated with increased revenue, and field systems expenses of $2.4 million.

Personnel related expenses for our car rental segment of $369.5 million for the three months ended March 31, 2013 increased 18.8% from the three months ended March 31, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partly offset by the divestiture of Advantage.

Fleet related expenses for our car rental segment of $257.0 million for the three months ended March 31, 2013 increased 21.7% from the three months ended March 31, 2012. The increase was primarily related to the acquisition of Dollar Thrifty, partly offset by a decrease in fleet related expenses associated with the divestiture of Advantage. Excluding the effects of Dollar Thrifty and Advantage there was an increase in vehicle damage costs in the U.S. of $11.2 million due to increased winter storms this year versus the prior year along with an increase in the number of vehicles, and an increase in average loss per vehicle. In addition there was an increase in gasoline expense of $4.3 million related to inventory adjustments and higher gas costs, and maintenance expense of $2.7 million driven mainly by the fleet growth.

Equipment Rental Segment

Direct operating expenses for our equipment rental segment of $200.2 million for the three months ended March 31, 2013 increased 7.4% from $186.4 million for the three months ended March 31, 2012 as a result of increases in other direct operating expenses, personnel related expenses and fleet related expenses associated with business growth.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Other direct operating expenses for our equipment rental segment of $76.9 million for the three months ended March 31, 2013 increased $1.6 million, or 2.1% from the three months ended March 31, 2012. The increase was primarily related to increases of $2.5 million in cost of sales due to higher equipment sales, increased facilities costs of $0.9 million and field systems of $0.8 million, partly offset by a decrease in restructuring and restructuring related charges of $3.8 million.

Personnel related expenses for our equipment rental segment of $65.7 million for the three months ended March 31, 2013 increased $4.5 million, or 7.4%, from the three months ended March 31, 2012. The increase was related to increases in salaries and related expenses of $4.2 million and higher payroll taxes of $0.4 million.

Fleet related expenses for our equipment rental segment of $57.6 million for the three months ended March 31, 2013 increased $7.7 million, or 15.5% from the three months ended March 31, 2012. The increase was primarily related to increased maintenance expense of $3.5 million and other equipment operating costs of $3.9 million.

Depreciation of Revenue Earning Equipment and Lease Charges

Car Rental Segment

Depreciation of revenue earning equipment and lease charges for our car rental segment of $513.1 million for the three months ended March 31, 2013 increased 13.6% from $451.7 million for the three months ended March 31, 2012. As a percentage of revenue, depreciation of revenue earning equipment and lease charges decreased from 27.2% in the first quarter of 2012 to 24.6% in the first quarter of 2013. The decrease as a percent of revenues was driven primarily by an increase in residual values and corresponding lower depreciation rates in the first quarter of 2013 compared to the first quarter of 2012. The $62.1 million increase in depreciation of revenue earning equipment and lease charges was primarily due to higher depreciation expense related to the acquisition of Dollar Thrifty in November 2012, and increased fleet size in the U.S. and Donlen, partially offset by the divestiture of Advantage and lower per car depreciation rates and a higher mix of non-program cars.

Equipment Rental Segment

Depreciation of revenue earning equipment and lease charges in our equipment rental segment of $74.0 million for the three months ended March 31, 2013 increased 16.7% from $63.4 million for the three months ended March 31, 2012. The increase was primarily due to an 12.8% increase in the average acquisition cost of rental equipment operated during the period, partly offset by higher residual values on the disposal of used equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $43.9 million or 21.1% from the prior year period, due to increases in administrative expenses and sales promotion expenses, partially offset by a decrease in advertising expenses.

Administrative expenses increased $32.2 million or 24.8%, primarily due to the acquisition of Dollar Thrifty as well as increases in shared service expenses of $2.9 million and restructuring related charges of $1.9 million.

Advertising expenses increased $10.4 million or 25.1%, primarily due to the acquisition of Dollar Thrifty, partly offset by lower production and marketing costs in the three months ended March 31, 2013 as compared to the prior year period.

Sales promotion expenses increased $1.3 million or 3.6%, primarily related to increases in sales salaries and commissions due to improved results, partly offset by lower sales related general administrative expenses.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

Interest Expense

Car Rental Segment

Interest expense for our car rental segment of $75.8 million for the three months ended March 31, 2013 decreased 5.9% from $80.5 million for the three months ended March 31, 2012. The decrease was primarily primarily lower weighted average interest rates in the U.S and Europe, partly offset by an increase in the weighted average debt outstanding as a result of an increase in fleet size in the US, and additional interest expense related to debt used to finance Dollar Thrifty acquisition.

Equipment Rental Segment

Interest expense for our equipment rental segment of $13.4 million for the three months ended March 31, 2013 increased 4.7% from $12.8 million for the three months ended March 31, 2012. The increase was primarily due to an increase in weighted average debt outstanding as a result of an increased fleet size.

Other

Other interest expense relating to interest on corporate debt of $74.0 million for the three months ended March 31, 2013 increased 31.7% from $56.2 million for the three months ended March 31, 2012. The increase was primarily due to the debt used to finance the acquisition of Dollar Thrifty.

Interest Income

Interest income decreased $0.7 million from the prior year period.

Other Income, Net

Other income increased $0.1 million from the prior year period.

ADJUSTED PRE-TAX INCOME (LOSS)

Car Rental Segment

Adjusted pre-tax income for our car rental segment of $208.4 million increased 127.5% from $91.6 million for the three months ended March 31, 2012. The increase was primarily due to stronger volumes and pricing including the impact of the Dollar Thrifty acquisition, lower net depreciation per vehicle, interest expense due to favorable refinancing activity and disciplined cost management. Adjustments to our car rental segment income before income taxes for the three months ended March 31, 2013 totaled $38.8 million (which consists of purchase accounting of $22.6 million, restructuring and restructuring related charges of $5.8 million, non-cash debt charges of $5.7 million and integration expenses of $4.7 million). Adjustments to our car rental segment income before income taxes for the three months ended March 31, 2012 totaled $30.1 million (which consists of purchase accounting of $13.1 million, non-cash debt charges of $11.2 million and restructuring and restructuring related charges of $5.8 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

Equipment Rental Segment

Adjusted pre-tax income for our equipment rental segment of $45.8 million increased 76.8% from $25.9 million for the three months ended March 31, 2012. The increase was primarily due to stronger volumes and pricing, strong cost management performance and higher residual values on the disposal of used equipment. Adjustments to our equipment rental segment income before income taxes for the three months ended March 31, 2013 totaled $13.7 million (which consists of purchase accounting of $10.5 million, accelerated depreciation of $1.5 million, non-cash debt charges of $1.2 million and restructuring and restructuring related charges of $0.5 million). Adjustments to our equipment rental segment income before income taxes for the three months ended March 31, 2012 totaled $15.7 million (which consists of purchase accounting of $10.0 million, restructuring and restructuring related charges of $4.2 million and non-cash

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

debt charges of $1.5 million). See footnote (c) to the table under "Results of Operations" for a summary and description of these adjustments.

PROVISION FOR TAXES ON INCOME AND NET INCOME (LOSS) ATTRIBUTABLE TO THE HERTZ CORPORATION AND SUBSIDIARIES' COMMON STOCKHOLDER

	Three Months Ended March 31,
(in millions of dollars)	2013	2012	$ Change	% Change
Income (loss) before income taxes	$86.0	$(24.0)	$110.0	NM
Provision for taxes on income	(59.5)	(24.2)	(35.3)	NM
Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$26.5	$(48.2)	$74.7	NM

Provision for Taxes on Income

The effective tax rate for the three months ended March 31, 2013 was 69.2% as compared to (100.9)% in the three months ended March 31, 2012. The effective tax rate for the full fiscal year 2013 is expected to be approximately 40%. The provision for taxes on income increased $35.3 million, primarily due to higher income before income taxes, changes in geographic earnings mix and changes in losses in certain non-U.S. jurisdictions for which tax benefits are not realized.

Net Income (Loss) Attributable to The Hertz Corporation and Subsidiaries' Common Stockholder

The net income attributable to The Hertz Corporation and Subsidiaries' common stockholder increased $74.7 million primarily due to the Dollar Thrifty acquisition, higher rental volumes and pricing in our worldwide car and equipment rental operations, disciplined cost management, lower net depreciation per vehicle in our car rental operations and improved residual values on the disposal of certain used equipment. The impact of changes in exchange rates on net income was mitigated by the fact that not only revenues but also most expenses outside of the United States were incurred in local currencies.
LIQUIDITY AND CAPITAL RESOURCES
Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.
Cash Flows
As of March 31, 2013, we had cash and cash equivalents of $653.8 million, an increase of $120.5 million from December 31, 2012. The following table summarizes the change:

	Three Months Ended March 31,
(in millions of dollars)	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$738.4	$492.0	246.4
Investing activities	(932.3)	(715.8)	(216.5)
Financing activities	322.0	(120.8)	442.8
Effect of exchange rate changes	(7.6)	8.0	(15.6)
Net change in cash and cash equivalents	$120.5	$(336.6)	$457.1
During the three months ended March 31, 2013, we generated $246.4 million more cash from operating activities compared with the same period in 2012. The increase was primarily due to higher earnings before interest, depreciation and amortization, improved working capital and refinancing activities which reduced interest expense, as well as due to the timing of our payments.
Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment. During the three months ended March 31, 2013, we used $216.5 million more cash for investing

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

activities compared with the same period in 2012. The increase in the use of funds was primarily due to increases in revenue earning equipment expenditures and a decrease in the year-over-year change in restricted cash and cash equivalents during the period, partly offset by an increase in the proceeds from disposal of revenue earning equipment in our car rental operations and a decrease in acquisition activity compared with the same period in 2012. The increase in revenue earning equipment expenditures was primarily due to increased volumes, the acquisition of Dollar Thrifty and timing of purchases and payments. As of March 31, 2013 and December 31, 2012, we had $425.2 million and $571.6 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of $146.5 million from December 31, 2012 to March 31, 2013, primarily related to the timing of purchases and sales of revenue earning vehicles.
During the three months ended March 31, 2013, cash flows from financing activities increased by $442.8 million compared with the same period in 2012. The increase was primarily due to debt related activity to finance fleet purchases offset by the repurchase of shares in the first quarter of 2013.
Capital Expenditures
The tables below set forth the revenue earning equipment and property and equipment capital expenditures and related disposal proceeds on a cash basis consistent with our consolidated statements of cash flows, by quarter for 2013 and 2012 (in millions of dollars).

	Revenue Earning Equipment			Property and Equipment
	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2013
First Quarter	$3,253.0	$(2,237.9)	$1,015.1	$80.1	$(23.5)	$56.6
2012
First Quarter	$2,648.7	$(2,009.3)	$639.4	$74.2	$(47.6)	$26.6

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenue earning equipment expenditures
Car rental	$3,098.8	$2,524.7	$574.1	22.7%
Equipment rental	154.2	124.0	30.2	24.4%
Total	$3,253.0	$2,648.7	$604.3	22.8%
The increase in our car rental operations revenue earning equipment expenditures was primarily due to the impact from the acquisition of Dollar Thrifty, increased volumes and timing of purchases and payments, partly offset by the impact of the divestiture of Advantage. The increase in our equipment rental operations revenue earning equipment expenditures was primarily due to the timing of purchases and payments during the three months ended March 31, 2013.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Property and equipment expenditures
Car rental	$71.2	$59.2	$12.0	20.3%
Equipment rental	4.9	8.2	(3.3)	(40.2)%
Other	4.0	6.8	(2.8)	(41.2)%
Total	$80.1	$74.2	$5.9	8.0%
The increase in our car rental operations property and equipment expenditures was primarily due to technology initiatives and an increase in our operating locations. The decreases in our equipment rental operations and other activities property and equipment expenditures were primarily due to timing of purchases and payments during the three months ended March 31, 2013.

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
As of March 31, 2013, we had $15,876.1 million of total indebtedness outstanding. Cash paid for interest during the three months ended March 31, 2013, was $119.1 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions.
Our liquidity as of March 31, 2013 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt. For a description of these amounts, see Note 8 to the Notes to our condensed consolidated financial statements included in this Report as well as "Borrowing Capacity and Availability," below.
Maturities
The aggregate amounts of maturities of debt for each of the twelve-month periods ending March 31 (in millions of dollars) are as follows:

2014	$5,511.2	(including $5,212.0 of other short-term borrowings*)
2015	$1,991.1
2016	$1,101.8
2017	$529.2
2018	$248.1
After 2018	$6,480.9
_______________________________________________________________________________

*
Our short-term borrowings as of March 31, 2013 include, among other items, the amounts outstanding under the Senior ABL Facility, HVF U.S. Fleet Variable Funding Notes, RCFC U.S. Fleet Variable Funding Notes, Donlen GN II Variable Funding Notes, U.S. Fleet Financing Facility, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization, Brazilian Fleet Financing Facility and Capitalized Leases. These amounts are reflected as short-term borrowings, regardless of the facility maturity date, as these facilities are revolving in nature and/or the outstanding borrowings have maturities of three months or less. As of March 31, 2013, short-term borrowings had a weighted average interest rate of 1.8%.

We believe that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities will be adequate to permit us to meet our debt maturities over the next twelve months.
In January 2013, Hertz Vehicle Financing LLC, or "HVF," an insolvency remote, direct, wholly-owned, special purpose subsidiary of Hertz, completed the issuance of $950.0 million in aggregate principal amount of three year and five year Series 2013-1 Rental Car Asset Backed Notes, Class A and Class B. The $282.75 million of three year Class A notes carry a 1.12% coupon, the $42.25 million of three year Class B notes carry a 1.86% coupon, the $543.75 million of five year Class A notes carry a 1.83% coupon, and the $81.25 million of five year Class B notes carry a 2.48% coupon. The three year notes and five year notes have expected final payment dates in August 2016 and August 2018, respectively. The Class B notes are subordinated to the Class A notes.
The net proceeds from the sale of HVF's Series 2013-1 Rental Car Asset Backed Notes will be, to the extent permitted by the applicable agreements, (i) used to pay the purchase price of vehicles acquired by HVF pursuant to HVF's U.S. ABS Program (as defined herein), (ii) used to pay the principal amount of other HVF U.S. ABS Program indebtedness that is then permitted or required to be paid or (iii) released to HVF to be distributed to Hertz or otherwise used by HVF for general purposes.
In February 2013, Hertz caused its Brazilian operating subsidiary to amend the Brazilian Fleet Financing Facility to extend the maturity date from February 2013 to October 2013.
In March 2013, Hertz issued $250 million in aggregate principal amount of 4.25% Senior Notes due 2018. The proceeds of this March 2013 offering were used by us to replenish a portion of our liquidity, after having dividended $467.2 million

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

in available liquidity to Hertz Holdings, which Hertz Holdings used to repurchase 23.2 million shares of its common stock in March 2013.
For subsequent events relating to our indebtedness, see Note 18 to the Notes to our condensed consolidated financial statements included in this Report.
Registration Rights and Indentures for the Senior Notes
Pursuant to the terms of the exchange and registration rights agreement entered into in connection with the issuance of $250 million in aggregate principal amount of the 4.250% Senior Notes due 2018 in March 2013, Hertz agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of such notes for registered notes or, in the alternative, the registered resale of such notes. Hertz's failure to meet its obligations under either exchange and registration rights agreement, including by failing to have the registration statement become effective by March 2014 or failing to complete the exchange offer by April 2014, will result in Hertz incurring special interest on such notes at a per annum rate of 0.25% for the first 90 days of any period where any such failure has occurred and is continuing, which rate will be increased by an additional 0.25% during each subsequent 90 day period, up to a maximum of 0.50%. We do not believe the special interest obligation is probable, and as such, we have not recorded any amounts with respect to this registration payment arrangement.
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
Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2013, we were not subject to such contractually specified fixed charge coverage ratio.
In addition to borrowings under our Senior Credit Facilities, we have a significant amount of additional debt outstanding. For further information on the terms of our Senior Credit Facilities as well as our significant amount of other debt outstanding, see Note 8 to the Notes to our condensed consolidated financial statements included in this Report and Note 5 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." For a discussion of the risks associated with our significant indebtedness, see "Item 1A—Risk Factors" in our Form 10-K.
Borrowing Capacity and Availability
As of March 31, 2013, the following facilities were available for the use of Hertz and its subsidiaries (in millions of dollars):

	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$751.3	$751.3
Total Corporate Debt	751.3	751.3
Fleet Debt
HVF U.S. Fleet Variable Funding Notes	488.8	—
RCFC U.S. Fleet Variable Funding Notes	81.0	—
Donlen GN II Variable Funding Notes	105.0	—
U.S. Fleet Financing Facility	24.0	—
European Revolving Credit Facility	153.4	—
European Securitization	260.3	—
Hertz-Sponsored Canadian Securitization	111.2	—
Dollar Thrifty-Sponsored Canadian Securitization	93.5	—
Australian Securitization	111.2	—
Capitalized Leases	45.1	10.3
Total Fleet Debt	1,473.5	10.3
Total	$2,224.8	$761.6
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
As of March 31, 2013, the Senior Term Facility had approximately $0.1 million available under the letter of credit facility and the Senior ABL Facility had $1,027.2 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.
Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities.
Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of March 31, 2013 and December 31, 2012, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities collectively had total assets primarily comprised of loans receivable and revenue earning equipment of $393.4 million and $440.8 million, respectively, and collectively had total liabilities primarily comprised of debt of $392.9 million and $440.3 million, respectively.
Off-Balance Sheet Commitments and Arrangements
As of March 31, 2013 and December 31, 2012, the following guarantees (including indemnification commitments) were issued and outstanding:
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
Environmental
We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our condensed consolidated financial statements. As of March 31, 2013 and December 31, 2012, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our condensed consolidated balance sheets in "Accrued liabilities" were $2.6 million and $2.6 million, respectively. The accrual

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations

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
Market Risks
We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads), foreign currency exchange rates and fluctuations in gasoline prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. For more information on these exposures, see Note 14 to the Notes to our condensed consolidated financial statements included in this Report.
Interest Rate Risk
From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk. See Notes 8 and 14 to the Notes to our condensed consolidated financial statements included in this Report and Notes 5 and 14 to the Notes to our audited annual consolidated financial statements included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data."
We have a significant amount of debt with variable rates of interest based generally on LIBOR, Euro inter-bank offered rate, or "EURIBOR," or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of March 31, 2013, our net income would decrease by an estimated $30.3 million over a twelve-month period.
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
For the three months ended March 31, 2013 and 2012, our consolidated statement of operations contained realized and unrealized losses relating to the effects of foreign currency of $2.3 million and $4.4 million, respectively.
See Note 14 to the Notes to our condensed consolidated financial statements included in this Report.
Other Risks
We purchase unleaded gasoline and diesel fuel at prevailing market rates and maintain a program to manage our exposure to changes in fuel prices through the use of derivative commodity instruments. For the three month periods ended March 31, 2013 and 2012, we recognized a loss of $1.7 million and a gain of $1.8 million, respectively, in "Direct operating" on our consolidated statement of operations relating to our gasoline swaps. See Note 14 to the Notes to our condensed consolidated financial statements included in this Report.
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
Recent dispositions of Hertz Holdings' common stock by certain significant shareholders, when combined with other dispositions of Hertz Holdings' stock over the previous 36 months, may have resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, utilization of all pre-2013 U.S. net operating losses is subject to an annual limitation. This limitation, if any, is not expected to result in a loss of net operating losses or have a material adverse impact on taxes.
Employee Retirement Benefits
Pension
We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 6 of the Notes to our audited annual consolidated financial statements

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
Operations (Continued)

included in our Form 10-K under the caption "Item 8—Financial Statements and Supplementary Data." Our 2013 worldwide pre-tax pension expense is expected to be approximately $42.5 million, which would represent an increase of $7.8 million from 2012. The anticipated increase in expense as compared to 2012 is primarily due to lower expected rates of return in 2013 and lower discount rates at the end of 2012 compared to 2011.
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
During 2012, Hertz completely withdrew employees from an existing multi-employer pension plan with the Central States Pension Fund, or the "Pension Fund," and entered into a new agreement with the Pension Fund. In connection with the complete withdrawal from the Pension Fund, Hertz was subject to a withdrawal liability of approximately $23.2 million, which was paid in December 2012.
Recently Issued Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to the Notes to our condensed consolidated financial statements included in this Report under the caption "Item 8—Financial Statements and Supplementary Data."
Other Financial Information
With respect to the unaudited interim financial information of The Hertz Corporation as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they applied limited procedures in accordance with professional standards for reviews of such unaudited interim financial information. However, their separate report dated May 2, 2013 included in this Form 10-Q herein states that they did not audit and they do not express an opinion on such unaudited interim financial information. Accordingly, the degree of reliance on their report should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on such unaudited interim financial information because that report is not a "report" or "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There is no material change in the information reported under "Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk," included in our Form 10-K for the fiscal year ended December 31, 2012. See "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks," included in this Report.

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
Changes in Internal Control Over Financial Reporting
An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On November 19, 2012, the Company completed the acquisition of Dollar Thrifty. The Company is in the process of reviewing Dollar Thrifty's operations and will be conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. See Note 5, "Business Combinations and Divestitures," to the unaudited interim consolidated financial statements included in this Quarterly report on Form 10-Q for a discussion of the acquisition and related financial data. Excluding the Dollar Thrifty acquisition, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a description of certain pending legal proceedings, see Note 12 to the Notes to our annual audited consolidated financial statements included in our Form 10-K.
For recent developments pertaining to legal proceedings described in our Form 10-K please see "Part I—Item I—Note 16—Contingencies and Off-Balance Sheet Commitments."
Aside from the above mentioned, none of the other legal proceedings described in our Form 10-K have experienced any material changes.
ITEM 1A.    RISK FACTORS
There is no material change in the information reported under "Part I—Item 1A—Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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

Date:	May 2, 2013	THE HERTZ CORPORATION (Registrant)

		By:	/s/ ELYSE DOUGLAS
Elyse Douglas Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1.7
Sixth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018.†

4.2.7
Sixth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021.†

4.3.7
Fifth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019.†

4.4.6
Fourth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020 and the 6.250% Senior Notes due 2022.†

4.4.7
Fifth Supplemental Indenture, dated as of March 28, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 4.250% Senior Notes due 2018.†

4.4.8
Exchange and Registration Rights Agreement, dated as of March 28, 2013, among The Hertz Corporation, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers, relating to the 4.250% Senior Notes due 2018.†

10.1.4
Amendment No. 2, dated as of April 8, 2013, to that certain Credit Agreement, dated as of March 11, 2011, among The Hertz Corporation, the several banks and financial institutions parties thereto as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on April 8, 2013).

10.6.11	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards with 2-year vesting schedule).†
10.6.12	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards with 3-year vesting schedule).†
10.11.3	Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 11, 2013.†
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

†	Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. as filed with the Securities and Exchange Commission on May 2, 2013.